Form 10-Q
period 2009-09-30
Verisk Analytics, Inc.
filed 2009-11-16
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34480
VERISK ANALYTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2994223 (I.R.S. Employer Identification No.)

545 Washington Boulevard Jersey City, NJ (Address of principal executive offices)	07310-1686 (Zip Code)
(201) 469-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 13, 2009, there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	125,805,300
Class B (Series 1) common stock $.001 par value	27,118,975
Class B (Series 2) common stock $.001 par value	27,118,975

Verisk Analytics, Inc.
Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VERISK ANALYTICS, INC.
BALANCE SHEET (Unaudited)
As of September 30, 2009

ASSETS

Cash	$1,000

Total assets	$1,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$—

Commitments and contingencies

Stockholders’ equity:
Common Stock, $.01 par value; 1,000 shares authorized; 100 shares issued	$1
Additional paid-in capital	999

Total stockholders’ equity	$1,000

Total liabilities and stockholders’ equity	$1,000

The accompanying notes are an integral part of this financial statement.

VERISK ANALYTICS, INC.
NOTES TO FINANCIAL STATEMENT
1. Organization:
Verisk Analytics, Inc (“Verisk”) was established on May 23, 2008 to serve as the parent holding company of Insurance Services Office, Inc (“ISO”) upon completion of the proposed initial public offering (“IPO”). On June 27, 2008, ISO’s stockholders approved certain corporate governance changes necessary to allow Verisk to proceed with a proposed IPO. On October 6, 2009, Verisk effected a corporate reorganization whereby the Class A and Class B common stock of ISO was exchanged for the common stock of Verisk on a one-for-one basis. Verisk immediately thereafter effected a fifty-for-one stock split of Class A and Class B common stock. On October 9, 2009, Verisk completed its IPO. Upon completion of the IPO, the selling stockholders sold 97,995,750 shares of Class A common stock of Verisk, which included the 12,745,750 over-allotment option, at the IPO price of $22.00 per share. Verisk did not receive any proceeds from the sales of common stock in the offering. Verisk trades on the NASDAQ Global Select Market under the ticker symbol “VRSK.” As the accompanying financial statement as of September 30, 2009 is prior to the reorganization and IPO, this statement reflects the financial position of Verisk as a wholly owned subsidiary of ISO. Verisk had no operating activity from its formation on May 23, 2008 through September 30, 2009.
All stock options granted under the Insurance Services Office, Inc. 1996 Incentive Plan were transferred to Verisk, without modification to the terms of the options other than such options will be exercisable for Class A common stock of Verisk and the strike price of each outstanding option has been adjusted for the impact of the fifty-to-one stock split.
Upon consummation of the reorganization, two new series of Class B common stock, Class B (Series 1) common stock (“Class B-1”) and Class B (Series 2) common stock (“Class B-2”) were formed and 50 percent of each Class B stockholder’s existing Class B common stock was converted into shares of the new Class B-1 common stock and the remaining 50 percent of each Class B stockholder’s existing Class B common stock was converted into shares of the new Class B-2 common stock. Each share of Class B-1 common stock shall convert automatically, without any action by the stockholders, into one share of Class A common stock 18 months after the date of the IPO. Each share of Class B-2 common stock shall convert automatically, without any action by the stockholders, into one share of Class A common stock 24 months after the date of the IPO.
2. Basis of Presentation:
The accompanying financial statement has been prepared on the basis of accounting principles generally accepted in the United States of America.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASC 105”). ASC 105 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC, under the authority of federal securities laws, are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. Verisk’s adoption of ASC 105, effective September 30, 2009, impacted the consolidated financial statement and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In May 2009, the FASB issued ASC 855-10-20, Subsequent Events (“ASC 855-10-20”). ASC 855-10-20 establishes principles and requirements for subsequent events in the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. ASC 855-10-20 is effective for interim and annual reporting periods ending after June 15, 2009. In accordance with the adoption of ASC 855-10-20, effective June 30, 2009, Verisk discloses in Note 4 the date through which the subsequent events have been evaluated. The adoption of ASC 855-10-20 did not have any other impact on Verisk’s consolidated financial statement.
3. Commitments and Contingencies:
Verisk does not have any commitments and contingencies.
4. Subsequent Events:
Verisk has evaluated subsequent events through November 16, 2009, which is the date the financial statement was issued.

INSURANCE SERVICES OFFICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008

	2009
	unaudited	2008
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$60,560	$33,185
Available-for-sale securities	5,352	5,114
Accounts receivable, net (including amounts from related parties of $2,992 and $3,421, respectively)	104,083	83,941
Prepaid expenses	16,729	13,010
Deferred income taxes	4,490	4,490
Federal and foreign income taxes receivable	2,935	12,311
State and local income taxes receivable	3,984	689
Other current assets	22,630	16,187

Total current assets	220,763	168,927

Noncurrent assets:
Fixed assets, net	87,229	82,587
Intangible assets, net	118,338	112,713
Goodwill	489,245	447,372
Deferred income taxes	83,629	100,256
State income taxes receivable	7,793	8,112
Other assets	12,379	8,910

Total assets	$1,019,376	$928,877

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$100,979	$83,381
Acquisition related liabilities	—	82,700
Short-term debt and current portion of long-term debt	131,528	219,398
Pension and postretirement benefits, current	5,397	5,397
Fees received in advance (including amounts from related parties of $6,711 and $3,699, respectively)	153,415	114,023

Total current liabilities	391,319	504,899

Noncurrent liabilities:
Long-term debt	527,894	450,356
Pension benefits	137,417	133,914
Postretirement benefits	21,936	23,798
Other liabilities	77,258	76,194

Total liabilities	1,155,824	1,189,161

Redeemable common stock:
Class A redeemable common stock, stated at redemption value, $.0002 par value; 335,000,000 shares authorized; 150,882,000 and 150,388,050 shares issued and 34,768,750 and 37,306,950 outstanding as of September 30, 2009 and December 31, 2008, respectively, and vested options at intrinsic value (1)	1,064,896	752,912
Class A unearned common stock KSOP shares	(2,827)	(3,373)

Total redeemable common stock	1,062,069	749,539
Commitments and contingencies
Stockholders’ deficit:
Class B common stock, $.0002 par value; 1,000,000,000 shares authorized; 500,225,000 shares issued and 143,187,100 outstanding as of September 30, 2009 and December 31, 2008 (1)	100	100
Accumulated other comprehensive loss	(75,561)	(82,434)
Accumulated deficit	(439,062)	(243,495)
Class B common stock, treasury stock, 357,037,900 shares as of September 30, 2009 and December 31, 2008 (1)	(683,994)	(683,994)

Total stockholders’ deficit	(1,198,517)	(1,009,823)

Total liabilities, redeemable common stock and stockholders’ deficit	$1,019,376	$928,877

(1)	All share and per share data throughout this report has been adjusted to reflect a fifty-for-one stock split. See Note 1 for further information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSURANCE SERVICES OFFICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three and Nine Month Periods Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except for share and per share data)
Revenues (include revenues from related parties of $25,120 and $22,228 for the three months ended September 30, 2009 and 2008 and $73,263 and $65,417 for the nine months ended September 30, 2009 and 2008, respectively)	$258,311	$224,391	$761,978	$662,081

Expenses:
Cost of revenues (exclusive of items shown separately below)	117,383	98,307	337,884	288,985
Selling, general and administrative	38,500	32,265	110,725	91,293
Depreciation and amortization of fixed assets	9,621	9,054	28,534	25,478
Amortization of intangible assets	8,012	7,041	24,986	21,978

Total expenses	173,516	146,667	502,129	427,734

Operating income	84,795	77,724	259,849	234,347

Other income/(expense):
Investment income	29	381	121	1,984
Realized gains/(losses) on securities, net	24	(379)	(341)	(1,665)
Interest expense	(9,449)	(8,393)	(26,126)	(22,566)

Total other expense, net	(9,396)	(8,391)	(26,346)	(22,247)

Income before income taxes	75,399	69,333	233,503	212,100
Provision for income taxes	(33,194)	(28,493)	(100,444)	(90,311)

Net income	$42,205	$40,840	$133,059	$121,789

Basic net income per share of Class A and Class B (1)	$0.24	$0.22	$0.77	$0.66

Diluted net income per share of Class A and Class B (1)	$0.23	$0.22	$0.74	$0.63

Weighted average shares outstanding:
Basic (1)	172,796,400	182,267,667	173,216,650	184,925,950

Diluted (1)	179,850,850	189,667,514	180,117,150	192,493,650

(1)	All share and per share data throughout this report has been adjusted to reflect a fifty-for-one stock split. See Note 1 for further information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSURANCE SERVICES OFFICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
For The Year Ended December 31, 2008 and The Nine Months Ended September 30, 2009

		Accumulated
		Other	Class B Common Stock			Total
	Accumulated	Comprehensive	Shares		Treasury	Stockholders’
	Deficit	Loss	Issued (1)	Par Value	Stock	Deficit
	(In thousands, except for share data)
Balance, January 1, 2008	$(515,756)	$(8,699)	500,225,000	$100	$(678,993)	$(1,203,348)
Comprehensive income:
Net income	158,228	—	—	—	—	158,228
Other comprehensive losses	—	(73,735)	—	—	—	(73,735)

Comprehensive income	—	—	—	—	—	84,493

Treasury stock acquired — Class B common stock	—	—	—	—	(5,001)	(5,001)
Decrease in redemption value of Class A common stock	114,033	—	—	—	—	114,033

Balance, December 31, 2008	$(243,495)	$(82,434)	500,225,000	$100	$(683,994)	$(1,009,823)

Comprehensive income:
Net income	133,059		—	—	—	133,059
Other comprehensive income	—	6,873	—	—	—	6,873

Comprehensive income	—	—	—	—	—	139,932

Increase in redemption value of Class A common stock	(328,626)	—	—	—	—	(328,626)

Balance, September 30, 2009	$(439,062)	$(75,561)	500,225,000	$100	$(683,994)	$(1,198,517)

(1)	All share and per share data throughout this report has been adjusted to reflect a fifty-for-one stock split. See Note 1 for further information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSURANCE SERVICES OFFICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Nine Months Ended September 30, 2009 and 2008

	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$133,059	$121,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	28,534	25,478
Amortization of intangible assets	24,986	21,978
Allowance for doubtful accounts	692	266
KSOP compensation expense	17,620	17,353
Acquisition related compensation expense	—	550
Stock-based compensation	8,526	7,522
Non-cash charges associated with performance based appreciation awards	2,649	2,618
Interest income on notes receivable from stockholders	—	(1,142)
Realized losses on securities, net	341	1,665
Deferred income taxes	4,990	—
Other operating	207	282
Loss on disposal of assets	342	31
Non-cash charges associated with lease termination	196	—
Excess tax benefits from exercised stock options	(1,723)	(17,101)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,946)	4,145
Prepaid expenses and other assets	(2,241)	(3,479)
Federal and foreign income taxes	10,460	(13,292)
State and local income taxes	(2,082)	17,669
Accounts payable and accrued liabilities	1,359	(9,082)
Acquisition related liabilities	(300)	(2,200)
Fees received in advance	38,414	22,830
Other liabilities	6,493	(3,834)

Net cash provided by operating activities	255,576	194,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSURANCE SERVICES OFFICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)
For The Nine Months Ended September 30, 2009 and 2008

	2009	2008
	(In thousands)

Cash flows from investing activities:
Acquisitions, net of cash acquired of $9,477 in 2009	(58,831)	(41)
Purchase of cost-based investments	—	(3,822)
Earnout payments	(78,100)	(98,100)
Proceeds from release of contingent escrows	24	549
Escrow funding associated with acquisitions	(7,400)	(3,320)
Purchases of available-for-sale securities	(450)	(156)
Proceeds from sales and maturities of available-for-sale securities	772	21,609
Purchases of fixed assets	(24,319)	(22,323)
Proceeds from repayment of notes receivable from stockholders	—	6,181
Issuance of notes receivable from stockholders	—	(1,247)

Net cash used in investing activities	(168,304)	(100,670)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	80,000	150,000
Proceeds from issuance of short-term debt, net	6,808	40,000
Redemption of Class A common stock	(46,740)	(263,744)
Repurchase of Class B common stock	—	(5,001)
Repayment of current portion of long-term debt	(100,000)	—
Repayment of short-term debt, net	—	(35,219)
Debt issuance cost	(4,510)	—
Excess tax benefits from exercised stock options	1,723	17,101
Proceeds from repayment of exercise price loans classified as a component of redeemable common stock	—	29,482
Proceeds from stock options exercised	2,612	892

Net cash used in financing activities	(60,107)	(66,489)

Effect of exchange rate changes	210	88

Increase in cash and cash equivalents	27,375	26,975

Cash and cash equivalents, beginning of period	33,185	24,049

Cash and cash equivalents, end of period	$60,560	$51,024

Supplemental disclosures:
Taxes paid	$90,917	$85,498

Interest paid	$25,824	$20,896

Non-cash investing and financing activities:
Loans made to directors and officers in connection with the exercise of stock options	$—	$20,148

Redemption of Class A common stock used to repay maturities of notes receivable from stockholders	$—	$41,970

Redemption of Class A common stock used to fund the exercise of stock options	$2,326	$3,838

Deferred tax liability established on date of acquisition	$(8,907)	$—

Capital lease obligations	$2,860	$2,485

Capital expenditures included in accounts payable and accrued liabilities	$4,165	$—

Decrease in goodwill due to finalization of acquisition related liabilities	$(4,300)	$—

Accrual of acquisition related liabilities	$—	$15,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSURANCE SERVICES OFFICE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except for share and per share data, unless otherwise stated)
1. Organization:
Insurance Services Office, Inc. and its consolidated subsidiaries (the “Company”) enable risk-bearing businesses to better understand and manage their risks. The Company provides its customers proprietary data that, combined with analytic methods, creates embedded decision support solutions. The Company is one of the largest aggregators and providers of data pertaining to property and casualty (“P&C”) or P&C insurance risks in the United States of America (“U.S.”). The Company offers solutions for detecting fraud in the U.S. P&C insurance, mortgage and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to health insurance. The Company provides solutions, including data, statistical models or tailored analytics, all designed to allow clients to make more logical decisions.
The Company was formed in 1971 as an advisory and rating organization for the P&C insurance industry to provide statistical and actuarial services, to develop insurance programs and to assist insurance companies in meeting state regulatory requirements. Over the past decade, the Company has broadened its data assets, entered new markets, placed a greater emphasis on analytics, and pursued strategic acquisitions.
Verisk was established on May 23, 2008 to serve as the parent holding company of the Company upon completion of the proposed IPO. On June 27, 2008, the Company’s stockholders approved certain corporate governance changes necessary to allow the Company to proceed with a proposed IPO. On October 6, 2009, the Company effected a corporate reorganization whereby the Class A and Class B common stock of the Company was exchanged by the current stockholders for the common stock of Verisk on a one-for-one basis. Verisk immediately thereafter effected a fifty-for-one stock split of Class A and Class B common stock. On October 9, 2009, the Company completed its IPO. Upon completion of the IPO, the selling stockholders sold 97,995,750 shares of Class A common stock of Verisk, which included the 12,745,750 over-allotment option, at the IPO price of $22.00 per share. The Company did not receive any proceeds from the sales of common stock in the offering. Verisk trades on the NASDAQ Global Select Market under the ticker symbol “VRSK.” Except as the context otherwise requires, all share and per share information in the condensed consolidated financial statements gives effect to the fifty-for-one stock split that occurred immediately after the reorganization.
All stock options granted under the Insurance Services Office, Inc. 1996 Incentive Plan was transferred to Verisk, without modification to the terms of the options other than that such options will be exercisable for Class A common stock of Verisk and the strike price of each outstanding option has been adjusted for the impact of the fifty-to-one stock split.
Upon consummation of the reorganization, two new series of Class B common stock, the Class B-1 and the Class B-2, were formed and 50 percent of each Class B stockholder’s existing Class B common stock was converted into shares of the new Class B-1 common stock and the remaining 50 percent of each Class B stockholder’s existing Class B common stock was converted into shares of the new Class B-2 common stock. Each share of Class B-1 common stock shall convert automatically, without any action by the stockholders, into one share of Class A common stock 18 months after the date of the IPO. Each share of Class B-2 common stock shall convert automatically, without any action by the stockholders, into one share of Class A common stock 24 months after the date of the IPO.
2. Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, acquisition related liabilities, fair value of stock based compensation, liabilities for pension and postretirement benefits, fair value of the Company’s common stock, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. Certain reclassifications within the consolidated statement of cash flows have been made in 2008 to conform to the 2009 presentation in order to provide additional information regarding the changes in state and local income taxes and federal and foreign income taxes.

The condensed consolidated financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three and nine month periods ended September 30, 2009 have been prepared on the same basis as and should be read in conjunction with the consolidated financial statements as of December 31, 2008 and 2007 and for each of the three years ended December 31, 2008, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASC 105”). ASC 105 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC, under the authority of federal securities laws, are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Company’s adoption of ASC 105, effective September 30, 2009, impacted the consolidated financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”). ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, ASU No. 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2009-13 on its consolidated financial statements.
In June 2009, the FASB issued ASC 860-10-50, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“ASC 860-10-50”). ASC 860-10-50 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in the transferred financial assets. ASC 860-10-50 is effective for an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of ASC 860-10-50 on its consolidated financial statements.
In June 2009, the FASB issued ASC 810-10-50, Amendments to FASB Interpretation No. 46(R) (“ASC 810-10-50”). ASC 810-10-50 was issued to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN No. 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-10-50 and constituent concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810-10-50 is effective for an entity’s first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the impact of ASC 810-10-50 on its consolidated financial statements.
In May 2009, the FASB issued ASC 855-10-20, Subsequent Events (“ASC 855-10-20”). ASC 855-10-20 establishes principles and requirements for subsequent events in the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. ASC 855-10-20 is effective for interim and annual reporting periods ending after June 15, 2009. In accordance with the adoption of ASC 855-10-20, effective June 30, 2009, the Company discloses in Note 16 the date through which the subsequent events have been evaluated. The adoption of ASC 855-10-20 did not have any other impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 805-20-25, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“ASC 805-20-25”), to provide further guidance on assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, Accounting for Contingencies (“ASC 450”) if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805, Business Combinations. ASC 805-20-25 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805-20-25 did not have any impact on the acquisitions of D2 Hawkeye, Inc. (“D2”) and TierMed Systems. The majority of the impact of adopting ASC 805-20-25 will be dependent on the business combinations that the Company may pursue and complete after its effective date.
In December 2008, the FASB released ASC 715-20-65, Employer’s Disclosure about Postretirement Benefit Plan Assets (“ASC 715-20-65”). ASC 715-20-65 amends FAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC 715-20-65 is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of ASC 715-20-65 on its consolidated financial statements.
In October 2008, the FASB issued ASC 820-10-35, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“ASC 820-10-35”). ASC 820-10-35 clarifies the application of ASC 820-10, Fair Value Measurements and Disclosure (“ASC 820-10”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. ASC 820-10-35 was effective upon issuance, including prior periods for which financial statements had not been issued. Effective January 1, 2009, the Company has adopted the disclosure provisions of ASC 820-10-35 for its non-recurring non-financial assets and liabilities, except those recognized or disclosed at fair value on a recurring basis.

In February 2008, the FASB issued ASC 820-10-15, Effective Date of FASB Statement No. 157 (“ASC 820-10-15”), which delays the effective date of FAS No. 157, Fair Value Instruments, for non-recurring non-financial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Non-financial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. Effective January 1, 2009, the Company has adopted the disclosure provisions of ASC 820-10-15 for its non-recurring non-financial assets and liabilities.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805, Business Combinations (“ASC 805”). ASC 805 primarily requires an acquirer to recognize the assets acquired and the liabilities assumed, measured at their fair values as of that date. This replaces FAS No. 141, Business Combination’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Generally, ASC 805 will become effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for tax provisions which apply to business combinations regardless of acquisition date. As the Company had expensed all in-process acquisition related costs incurred during the year ended December 31, 2008, the adoption of ASC 805 on January 1, 2009 had no impact on the Company’s consolidated financial statements. The Company made two acquisitions during the nine months ended September 30, 2009 and accounted for the acquisition under ASC 805.

3. Investments:
The following is a summary of available-for-sale securities:

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2009
Registered investment companies	$4,499	$840	$—	$5,339
Equity securities	14	—	(1)	13

Total available-for-sale securities	$4,513	$840	$(1)	$5,352

December 31, 2008
Registered investment companies	$5,162	$—	$(48)	$5,114

Realized gains/(losses), including write downs related to other-than-temporary impairments of available-for-sale securities and other assets, were as follows for the three and nine month periods ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Gross realized gains/(losses) on sale of registered investment securities	$24	$(11)	$45	$(1,297)
Other than temporary impairment of registered investment securities	—	(368)	(386)	(368)

Realized gains/(losses) on investments, net	$24	$(379)	$(341)	$(1,665)

Investment income during the three months ended September 30, 2009 includes interest and other income and dividend income from investments of $25 and $4, respectively. Investment income during the three months ended September 30, 2008 includes interest and other income, interest income from notes receivable from stockholders and dividend income from investments of $201, $162 and $18, respectively. Investment income during the nine months ended September 30, 2009 includes interest and other income and dividend income from investments of $103 and $18, respectively. Investment income during the nine months ended September 30, 2008 includes interest and other income, interest income from notes receivable from stockholders and dividend income from investments of $681, $1,142 and $161, respectively.
The Company has investments in private equity securities in which the Company acquired non-controlling interests and no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 232-10-25, The Equity Method of Accounting for Investments in Common Stock. At September 30, 2009 and December 31, 2008, the carrying values of such securities were approximately $5,853 for both periods and has been included in “Other assets” in the accompanying condensed consolidated financial statements.
4. Fair Value Measurements
Effective January 1, 2008, the Company adopted the provisions of ASC 820-10, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands fair value measurement disclosures. In February 2008, the FASB delayed the effective date of ASC 820-10 until fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at least annually. Effective January 1, 2008, the Company has adopted the provisions of ASC 820-10 for its financial assets and liabilities recognized or disclosed at fair value on a recurring basis. Effective January 1, 2009, the Company has adopted the provisions of ASC 820-10 for its non-financial assets and liabilities recognized or disclosed at fair value.

To increase consistency and comparability in fair value measures, ASC 820-10 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data (e.g., a company’s own data). ASC 820-10 requires disclosures detailing the extent to which companies’ measure assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measurements on earnings. In accordance with ASC 820-10, the Company applied the following fair value hierarchy:

Level 1 —	Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments.

Level 2 —	Assets and liabilities valued based on observable market data for similar instruments.

Level 3 —	Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.
The following table summarizes fair value measurements by level at September 30, 2009 and December 31, 2008 for assets and other balances measured at fair value on a recurring basis:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
September 30, 2009
Registered investment companies (1)	$5,339	$5,339	$—	$—
Equity securities (1)	$13	$13	$—	$—
Class A redeemable common stock (2)	$1,064,896	$—	$1,064,896	$—
Contingent consideration under ASC 805 (3)	$3,344	$—	$—	$3,344

December 31, 2008
Registered investment companies (1)	$5,114	$5,114	$—	$—
Class A redeemable common stock (2)	$752,912	$—	$—	$752,912

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

(2)
The fair value of the Company’s Class A redeemable common stock is established for purposes of the ISO 401 (K) Savings and Employee Stock Ownership Plan (“KSOP”) generally on the final day of the quarter and prior to the Company’s IPO such price was utilized for all share transactions in the subsequent quarter. The current valuation in effect for the KSOP is also considered the fair value for Class A redeemable common stock and related transactions within the Insurance Services Office, Inc. 1996 Incentive Plan. The fair value of the Company’s Class A redeemable common stock at September 30, 2009 was determined based on the IPO price of $22.00 per share. See Note 9 for a description of the valuation process.

(3)
Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. See Note 6 for further information regarding the 2009 acquisitions. For the nine-months ended September 30, 2009, no adjustments to the initial assessment were required.

The table below includes a roll-forward of the Company’s Class A redeemable common stock for the three and nine months ended September 30, 2009:

	For The Three	For The Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2009
Beginning balance	$845,126	$752,912
Redemptions and exercise of stock, net	(6,808)	(43,965)
Increase in fair value (1)	226,578	355,949
Reclass to significant other observable inputs (Level 2) (2)	(1,064,896)	(1,064,896)

Balance, September 30, 2009	$—	$—

(1)	See Note 9 for a description of the valuation process.

(2)
As noted above, the fair value of the Company’s Class A redeemable common stock at September 30, 2009 was determined based on the IPO price of $22.00 per share. Based on the short period of time between the balance sheet and the date of the IPO, management considers the use of the IPO price as a Level 2 input.

The table below includes a roll-forward of the Company’s contingent considerations under ASC 805 for the three and nine months ended September 30, 2009:

	For The Three	For The Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2009
Beginning balance	$2,800	$—
Acquisition of D2 (1)	—	2,800
Acquisition of TierMed (1)	544	544

Balance, September 30, 2009	$3,344	$3,344

(1)
Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. See Note 6 for further information regarding the 2009 acquisitions.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, acquisition related liabilities and short-term debt are approximately equal to their carrying amounts because of the short-term maturity of these instruments. The fair value of the long-term debt was estimated at $577,103 and $569,699 and is based on an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company as of September 30, 2009 and December 31, 2008, respectively.
5. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2008 through September 30, 2009, both in total and as allocated to the Company’s operating segments:

	Risk	Decision
	Assessment	Analytics	Total
Goodwill at December 31, 2008	$27,908	$419,464	$447,372
Current year acquisitions	—	48,773	48,773
Finalization of acquisition related liabilities	—	(4,300)	(4,300)
Purchase accounting reclassifications	—	(2,600)	(2,600)

Goodwill at September 30, 2009	$27,908	$461,337	$489,245

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company completed the required annual impairment test as of June 30, 2009, which resulted in no impairment of goodwill. This testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, than an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. There were no goodwill impairment indicators after the date of the last annual impairment test.
The Company recorded an acquisition related liability of $67,200 for the Xactware acquisition as of December 31, 2008. The Company recorded a reduction of $4,300 to goodwill and acquisition related liabilities as of March 31, 2009. In May 2009, the Company finalized the Xactware acquisition contingent liability and made a payment of $62,900. In May 2009, the Company also paid the NIA acquisition contingent liability of $15,200, which was also included in acquisition related liabilities as of December 31, 2008.

The finalization of the purchase accounting for the acquisition of Atmospheric and Environmental Research, Inc. (“AER”) resulted in an increase in intangible assets of $3,203, an increase in deferred tax liabilities of $885, a decrease in accounts payable and accrued expenses of $282, and a corresponding decrease to goodwill of $2,600.
The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
September 30, 2009
Technology-based	6 years	$177,872	$(113,550)	$64,322
Marketing-related	4 years	41,331	(23,594)	17,737
Contract-based	6 years	6,555	(6,043)	512
Customer-related	11 years	60,585	(24,818)	35,767

Total intangible assets		$286,343	$(168,005)	$118,338

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
December 31, 2008
Technology-based	5 years	$164,127	$(98,810)	$65,317
Marketing-related	4 years	31,733	(18,363)	13,370
Contract-based	6 years	6,555	(5,940)	615
Customer-related	12 years	53,317	(19,906)	33,411

Total intangible assets		$255,732	$(143,019)	$112,713

Consolidated amortization expense related to intangible assets for the three months ended September 30, 2009 and 2008, was approximately $8,012 and $7,041, respectively. Consolidated amortization expense related to intangible assets for the nine months ended September 30, 2009 and 2008, was approximately $24,986 and $21,978, respectively. Estimated amortization expense in future periods through 2013 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2009	$8,185
2010	$28,638
2011	$22,268
2012	$18,587
2013	$12,474
Thereafter	$28,186
6. Acquisitions:
2009 Acquisitions
On July 24, 2009, the Company acquired the net assets of TierMed Systems, LLC (“TierMed”), a privately owned provider of Healthcare Effectiveness Data and Information Set (“HEDIS”) solutions to healthcare organizations that have HEDIS or quality-reporting needs, for a net cash purchase price of $7,213 and the Company funded $400 of indemnity escrows. The Company believes this acquisition will enhance the Company’s ability to provide solutions for customers to measure and improve healthcare quality and financial performance through the use of software and software services.

On January 14, 2009, the Company acquired 100% of the stock of D2, a privately-owned provider of data mining, decision support, clinical quality analysis, and risk analysis tools for the healthcare industry, for a net cash purchase price of $51,618 and the Company funded $7,000 of indemnity escrows. The Company believes this acquisition will enhance the Company’s position in the healthcare analytics and predictive modeling market by providing new market, cross-sell, and diversification opportunities for the Company’s expanding healthcare solutions.
The total net cash purchase price of these two acquisitions was $58,831, and the Company funded $7,400 of indemnity escrows of which $7,000 and $400 is currently included in “Other current assets” and “Other assets,” respectively, in the accompanying condensed consolidated balance sheet. The preliminary allocation of purchase price, including working capital adjustments, resulted in accounts receivable of $3,902, current assets of $351, fixed assets of $2,370, finite lived intangible assets with no residual value of $27,408, goodwill of $48,773, current liabilities of $4,322, other liabilities of $10,744, and deferred tax liabilities of $8,907. Other liabilities consist of a $7,400 payment due to the sellers in April 2010, assuming no pre-acquisition indemnity claims arise subsequent to the acquisition date, and $3,344 of contingent consideration, which was estimated as of the acquisition date by averaging the probability of achieving each of the specific predetermined EBITDA and revenue targets, which could result in a payment ranging from $0 to $65,700 for the fiscal year ending December 31, 2011 for D2 and a payment ranging from $0 to $6,000 for the fiscal year ending December 31, 2010 for TierMed. Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. For the three and nine months ended September 30, 2009, the Company incurred legal expenses related to these acquisitions of $250 and $616, respectively, included within “Selling, general, and administrative” expenses in the accompanying condensed consolidated statements of operations.
The amounts assigned to intangible assets by type for current year acquisitions are summarized in the table below:

	Weighted Average
	Useful Life	Total
Technology-based	10 years	$12,146
Marketing-related	5 years	6,881
Customer-related	5 years	8,381

Total intangible assets		$27,408

The preliminary allocation of the purchase price to intangible assets, goodwill, accrued liabilities, and the determination of an ASC 740-10-25, Accounting for Uncertainty in Income Taxes (“ASC 740-10-25”), liability is subject to revisions, which may have a material impact on the consolidated financial statements. As the values of such assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. In accordance with ASC 805, the allocation of the purchase price will be finalized once all information is obtained, not to exceed one year from the acquisition date. The value of goodwill associated with these acquisitions is currently included within the Decision Analytics segment. The goodwill for the D2 acquisition is not deductible for tax purposes. The goodwill for the TierMed acquisition is expected to be deductible for tax purposes over fifteen years. Included within the condensed consolidated statements of operations for the three and nine months ending September 30, 2009 are revenues of $4,681 and $13,652 and operating loss of $2,437 and $2,045, respectively, associated with these acquisitions.

2008 Acquisitions
In 2008, the Company acquired two entities for an aggregate cash purchase price of approximately $19,270 and funded indemnity escrows totaling $1,500. At September 30, 2009, these escrows have been included in other assets in the condensed consolidated balance sheet of the accompanying financial statements. These acquisitions were accounted for under the purchase method. Accordingly, the purchase price, excluding indemnification escrows, was allocated to assets acquired based on their estimated fair values as of the acquisition dates. Each entity’s operating results have been included in the Company’s consolidated results from the respective dates of acquisition. A description of the two entities purchased in 2008 is as follows:
On November 20, 2008, the Company acquired 100% of the stock of AER. The purchase includes a contingent payment provision subject to the achievement of certain predetermined financial results for the years ended 2010 and 2011. The acquisition of AER further enhances the Company’s environmental and scientific research and predictive modeling. As of September 30, 2009, the Company finalized the purchase accounting for AER, which resulted in an increase in intangible assets of $3,203, an increase in deferred tax liabilities of $885, a decrease in accounts payable and accrued expenses of $282, and a corresponding decrease to goodwill of $2,600.
On November 14, 2008, the Company acquired the net assets of ZAIO’s two divisions, United Systems Software Company and Day One Technology. The assets associated with this acquisition further enhance the capability of the Company’s appraisal software offerings. The purchase allocation related to this acquisition was finalized as of December 31, 2008.
7. Income Taxes:
The Company’s effective tax rate for the nine months ended September 30, 2009 was 43.0% compared to the effective tax rate for the nine months ended September 30, 2008 of 42.6%. The company’s effective tax rate for the three months ended September 30, 2009 was 44.0% compared to the effective tax rate for the three months ended September 30, 2008 of 41.1%. The 2009 effective tax rates for the nine month and three month periods were higher than the comparable 2008 effective tax rates due to a revision of estimated state tax liabilities resulting from the impact of legislative changes. The difference between statutory tax rates and the company’s effective tax rate are primarily attributable to state taxes and nondeductible ESOP share appreciation.

8. Debt:
The following table presents short-term and long-term debt by issuance:

	Issuance	Maturity	September 30,	December 31,
	Date	Date	2009	2008
Short-term debt and current portion of long-term debt:
Bank of America	12/15/2008	1/15/2009	$—	$5,000
Bank of America	12/17/2008	1/17/2009	—	30,000
Bank of America	12/22/2008	1/22/2009	—	15,000
Bank of America	12/24/2008	1/24/2009	—	5,000
JPMorgan Chase	12/1/2008	1/2/2009	—	10,000
JPMorgan Chase	12/12/2008	1/12/2009	—	4,000
JPMorgan Chase	12/18/2008	1/20/2009	—	20,000
JPMorgan Chase	12/24/2008	1/24/2009	—	20,000
JPMorgan Chase	12/29/2008	1/29/2009	—	5,000
Syndicated Revolving Credit Facility	9/14/2009	10/14/2009	15,000	—
Syndicated Revolving Credit Facility	9/21/2009	10/21/2009	110,000	—
Prudential senior notes:
4.46% Series D senior notes	6/14/2005	6/13/2009	—	100,000
Capital lease obligations	Various	Various	5,360	5,058
Other	Various	Various	1,168	340

Short-term debt and current portion of long-term debt			$131,528	$219,398

Long-term debt:
Prudential senior notes:
4.60% Series E senior notes	6/14/2005	6/13/2011	$50,000	$50,000
6.00% Series F senior notes	8/8/2006	8/8/2011	25,000	25,000
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	—
Principal senior notes:
6.03% Series A senior notes	8/8/2006	8/8/2011	50,000	50,000
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Aviva Investors North America:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	—
Other obligations:
Capital lease obligations	Various	Various	2,530	4,723
Other	Various	Various	364	633

Long-term debt			$527,894	$450,356

Accrued interest associated with the Company’s outstanding debt obligations was $4,394 and $4,092 as of September 30, 2009 and December 31, 2008, respectively. Consolidated interest expense associated with the Company’s outstanding debt obligations was $9,391 and $8,285 for the three months ended September 30, 2009 and 2008, respectively. Consolidated interest expense associated with the Company’s outstanding debt obligations was $25,929 and $22,213 for the nine months ended September 30, 2009 and 2008, respectively.

On July 2, 2009, the Company entered into a $300,000 syndicated revolving credit facility with Bank of America, N.A., JPMorgan Chase, N.A., Morgan Stanley Bank, N.A., and Wells Fargo Bank, N.A., which matures on July 2, 2012. Interest is payable at maturity at a rate to be determined at the time of borrowing. The syndicated revolving credit facility replaces the Company’s previous revolving credit facilities with Bank of America, N.A., JPMorgan Chase, N.A., Morgan Stanley Bank, N.A., and Wachovia Bank, N.A. On August 21, 2009, PNC Bank, N.A., Sovereign Bank, RBS Citizens, N.A., and SunTrust Bank joined the syndicated revolving credit facility increasing the availability to $420,000. This facility is committed with a one-time fee of $4,510, which will be amortized over a three year period, and ongoing unused facility fees of 0.375%. As of September 30, 2009, the interest on the outstanding borrowings under the syndicated revolving credit facility is payable at a weighted average interest rate of 2.74%.
On June 15, 2009, the Company settled its $100,000 Prudential Series D senior notes by issuing Series J senior notes under the uncommitted master shelf agreement with Prudential Capital Group in the aggregate principal amount of $50,000 due June 15, 2016 and borrowing $50,000 from its revolving credit facility with Bank of America, N.A. Interest on the Series J senior notes is payable quarterly at a fixed rate of 6.85%.
On April 27, 2009, the Company issued Series A senior promissory notes under an uncommitted master shelf agreement with Aviva Investors North America, Inc. in the aggregate principal amount of $30,000 due April 27, 2013. Interest is payable quarterly at a fixed rate of 6.46%.
9. Redeemable Common Stock:
On November 18, 1996, the Company authorized 335,000,000 shares of Class A redeemable common stock. Prior to the IPO, the Class A stock was reserved for the use in incentive plans for key employees and directors under the Insurance Services Office, Inc. 1996 Incentive Plan (“Option Plan”) and for issuance to the ISO 401(k) Savings and Employee Stock Ownership Plan (the “KSOP”). The Class A stock has voting rights to elect nine of the twelve members of the board of directors. Prior to the reorganization, the Company’s certificate of incorporation limited those who may own Class A stock to current and former employees or directors, the KSOP and trusts by or for the benefit of immediate family members of employees and former employees.
Under the terms of the Option Plan, Class A stock resulting from exercised options that are held by the employee for more than six months and one day may be put to the Company and redeemed at the then current fair value at the date of the redemption request of the Class A stock. For options granted in 2002 through 2004, the Company has the ability to defer the cash settlement of the redemption up to one year. For options granted after 2004, the Company has the ability to defer the cash settlement of the redemption for up to two years. Under the terms of the KSOP, eligible participants may elect to diversify 100% of their 401(k) and up to 35% of their ESOP contributions that were made in the form of Class A stock. In addition, upon retirement or termination, participants in the KSOP are required to liquidate their ownership in Class A common stock. Since the Class A stock distributed under the Option Plan and KSOP is subject to the restrictions above, up until the reorganization on October 6, 2009 the participant has the right to require the Company to repurchase stock based on the then current fair value of the Class A stock.
Prior to September 30, 2009, fair value of the Company’s Class A redeemable common stock is established for purposes of the KSOP, generally on the final day of the quarter, and such price was utilized for all share transactions in the subsequent quarter. In addition, the current valuation in effect for the KSOP is also considered fair value for Class A redeemable common stock and related transactions within the Option Plan. As of September 30, 2009, the fair value of the Company’s Class A redeemable common stock was determined based on the IPO price of $22.00 per share. Based on the short period of time between the balance sheet date and the date of the IPO, management believes the use of the IPO price for September 30, 2009 is reasonable. There were no transactions between the Company and the redeemable common stockholders between September 30, 2009 and completion of the IPO on October 9, 2009.
Prior to September 30, 2009, the valuation methodology was based on a variety of qualitative and quantitative factors including the nature of the business and history of the enterprise, the economic outlook in general and the condition of the specific industries in which the Company operates, the financial condition of the business, the Company’s ability to generate free cash flow, and goodwill or other intangible asset value. This determination of the fair market value employs both a comparable public company analysis, which examines the valuation multiples of companies deemed comparable, in whole or in part, to the Company, and a discounted cash flow analysis that determines a present value of the projected future cash flows of the business. The Company regularly assesses the underlying assumptions used in the valuation methodologies. As a result, the Company has utilized this quarterly fair value for all its Class A redeemable common stock transactions, as required by terms of the KSOP and the Option Plan.

The Company follows ASC 480-10-S99-1, Presentation in Financial Statements of Preferred Redeemable Stock (“ASC 480-10-S99-1”). ASC 480-10-S99-1 requires the Company to record Class A stock and vested stock options at full redemption value at each balance sheet date as the redemption of these securities is not solely within the control of the Company. Redemption value for the Class A stock is determined quarterly on or about the final day of the quarter for purposes of the KSOP. The fourth quarter 2008 valuation was finalized on December 31, 2008, which resulted in a fair value per share of $15.56. The fair value calculated for the second quarter 2009 was $17.78 per share, and was used for all Class A stock transactions for the three months ended September 30, 2009. The fair value of the Company’s Class A common stock at September 30, 2009 was determined based on the IPO price of $22.00 per share. The redemption value of the Class A redeemable common stock and vested options at intrinsic value at September 30, 2009 and December 31, 2008 totaled $1,064,896 and $752,912, which includes $299,983 and $172,408, respectively, of aggregate intrinsic value of outstanding unexercised vested stock options.
During the nine months ended September 30, 2009 and 2008, 3,032,850 and 17,799,700 Class A shares were redeemed by the Company at a weighted average price of $16.18 and $17.39 per share, respectively. Included in Class A repurchased shares were $805 and $17,862 for shares primarily utilized to satisfy minimum tax withholdings on options exercised during the nine months ended September 30, 2009 and 2008, respectively.
Subsequent changes to the redemption value of the securities is charged first to retained earnings; once retained earnings is depleted, then to additional paid-in-capital, and if additional paid-in-capital is also depleted, then to accumulated deficit. During the nine months ended September 30, 2009, the redemption value of the Class A redeemable common stock increased by $311,984. Additional information regarding the changes in redeemable common stock for the nine months ended September 30, 2009 is provided in the table below.

					Total
	Class A Common Stock				Redeemable
		Redemption	Unearned	Additional	Common
	Shares	Value	KSOP	Paid-in-Capital	Stock
Balance, December 31, 2008	37,306,950	$752,912	$(3,373)	$—	$749,539

Redemption of Class A common stock	(3,032,850)	(49,066)	—	—	(49,066)
KSOP shares earned	—	—	546	17,074	17,620
Stock based compensation	—	—	—	8,526	8,526
Stock options exercised (including tax benefit of $1,723)	485,550	4,939	—	1,723	6,662
Other stock transactions	9,100	162	—	—	162
Increase in redemption value of Class A common stock	—	355,949	—	(27,323)	328,626

Balance, September 30, 2009	34,768,750	$1,064,896	$(2,827)	$—	$1,062,069

Subsequent to the consummation of the IPO, the Company will no longer be obligated to redeem Class A shares and therefore will not be required to follow ASC 480-10-S99-1. The redeemable common stock balance will be reversed against accumulated deficit; once accumulated deficit is depleted, then to additional paid-in-capital up to the amount equal to the additional paid-in-capital of the Company as if ASC 480-10-S99-1 was not required to be adopted by the Company. Any remaining balance would be credited to retained earnings.
10. Stockholders’ Deficit:
On November 18, 1996, the Company authorized 1,000,000,000 Class B shares. The Class B shares have the same rights as Class A shares with respect to dividends and economic ownership, but have voting rights to elect three of the twelve directors. The twelfth seat on the board of directors is held by the CEO of the Company. The Company did not repurchase any Class B shares during the nine months ended September 30, 2009. The Company repurchased 483,500 Class B shares during the nine months ended September 30, 2008 at an average price of $10.34.
Earnings Per Share
As disclosed in Note 1 — Organization, Verisk became the new parent holding company for Insurance Services Office, Inc. In connection with the IPO, the stock of Insurance Services Office, Inc. was exchanged for the stock of Verisk and Verisk effected a fifty-for-one stock split of its common stock. Net income per share is adjusted to reflect this fifty-for-one stock split.

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, less the weighted average ESOP shares of common stock that have not been committed to be released. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, such as stock awards and stock options, had been issued.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the three and nine month periods ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Numerator used in basic and diluted EPS:
Net income	$42,205	$40,840	$133,059	$121,789

Denominator:

Weighted average number of common shares used in basic EPS	172,796,400	182,267,667	173,216,650	184,925,950
Effect of dilutive shares:
Potential Class A redeemable common stock issuable upon the exercise of stock options	7,054,450	7,399,847	6,900,500	7,567,700

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	179,850,850	189,667,514	180,117,150	192,493,650

Basic EPS of Class A and Class B	$0.24	$0.22	$0.77	$0.66

Diluted EPS of Class A and Class B	$0.23	$0.22	$0.74	$0.63

The potential shares of common stock that were excluded from diluted earnings per share were 8,255,550 and 5,324,300 for the nine months ended September 30, 2009 and 2008, respectively, because the effect of including these potential shares was antidilutive.
Accumulated Other Comprehensive Loss
The following is a summary of accumulated other comprehensive loss:

	September 30,	December 31,
	2009	2008
Unrealized gains/(losses) on investments	$488	$(31)
Unrealized foreign currency losses	(563)	(773)
Pension and postretirement unfunded liability adjustment	(75,486)	(81,630)

Accumulated other comprehensive loss	$(75,561)	$(82,434)

The before tax and after tax amounts for these categories, and the related tax benefit/(expense) included in other comprehensive gain/(loss) are summarized below:

		Tax Benefit/
	Before Tax	(Expense)	After Tax
September 30, 2009
Unrealized holding gains on investments arising during the year	$501	$(208)	$293
Reclassification adjustment for amounts included in net income	386	(160)	226
Unrealized foreign currency gains	210	—	210
Pension and postretirement unfunded liability adjustment	7,621	(1,477)	6,144

Total other comprehensive gain	$8,718	$(1,845)	$6,873

September 30, 2008
Unrealized holding losses on investments arising during the year	$(819)	$325	$(494)
Reclassification adjustment for amounts included in net income	1,488	(593)	895
Unrealized foreign currency gains	88	—	88
Pension and postretirement unfunded liability adjustment	(80,552)	31,591	(48,961)

Total other comprehensive loss	$(79,795)	$31,323	$(48,472)

11. Stock Option Plan:
During 1998, the Company adopted the Option Plan. The Option Plan provides for the granting of options to key employees and directors of the Company. Options granted have varying vesting dates within four years after the grant date and expires ten years from the grant date. Stock obtained through the exercise of options that are held by the employee for more than six months and one day may be put to the Company and redeemed at the then current fair value of the Class A common stock. For options granted in 2002 through 2004, the Company has the ability to defer the redemption for one year. For options granted after 2004, the Company has the ability to defer the redemption for up to two years. During the nine months ended September 30, 2009 and the year ended December 31, 2008, stock options granted had an exercise price equal to fair value of the Class A common stock on date of grant. There are 102,787,100 shares of Class A common stock approved for issuance under the plan, of which up to 174,350 options to purchase shares were authorized for future grants at September 30, 2009. Cash received from stock option exercises for the nine months ended September 30, 2009 and 2008 was $2,612 and $892, respectively.
In connection with the IPO, Verisk adopted the Verisk Analytics, Inc. 2009 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan replaces the Option Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the Incentive Plan. There are an aggregate of 13,750,000 shares of Class A common stock reserved for future issuances. On October 6, 2009, Verisk granted options to purchase 2,875,871 shares of our Verisk Class A common stock to its directors, officers and key employees. These options have an exercise price equal to the IPO price of $22.00, a ten year contractual term and vesting term over a four year period.
A summary of options outstanding under the Option Plan as of September 30, 2009 and changes during the nine months then ended are presented below:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Options	Exercise Price	Value
Outstanding at December 31, 2008	23,157,250	$7.79	$179,981

Granted	3,575,650	$16.22
Exercised	(485,550)	$10.17	$(3,413)

Cancelled or expired	(264,300)	$15.79

Outstanding at September 30, 2009	25,983,050	$8.82	$342,383

Options exercisable at September 30, 2009	18,931,200	$6.15	$299,983

Exercise prices for options outstanding and exercisable at September 30, 2009 ranged from $1.84 to $17.84 as outlined in the following table:

	Options Outstanding			Options Exercisable
				Weighted-
	Weighted-		Weighted-	Average		Weighted-
	Average	Stock	Average	Remaining	Stock	Average
Range of	Remaining	Options	Exercise	Contractual	Options	Exercise
Exercise Prices	Contractual Life	Outstanding	Price	Life	Exercisable	Price

$1.84 to $2.20	1.0	3,616,450	$2.14	1.0	3,616,450	$2.14
$2.21 to $2.96	3.4	2,165,100	$2.84	3.4	2,165,100	$2.84
$2.97 to $4.62	3.6	5,620,000	$3.59	3.6	5,620,000	$3.59
$4.63 to $8.90	5.6	4,340,250	$8.31	5.6	4,340,250	$8.31
$8.91 to $13.62	6.6	1,837,150	$11.82	6.6	1,288,900	$11.87
$13.63 to $15.10	7.4	1,846,200	$15.10	7.4	831,200	$15.10
$15.11 to $16.72	9.4	3,455,800	$16.13	7.8	156,050	$16.72
$16.73 to $17.84	8.6	3,102,100	$17.34	8.6	913,250	$17.42

		25,983,050			18,931,200

During the twelve months ended September 30, 2009, the Company granted the following stock options with exercise prices and Black-Scholes values as outlined in the following table:

	Number of	Fair Value		Black-Scholes
	Stock Options	of Common	Exercise	Value of
Grant Dates	Granted	Stock (1)	Price	Options

July 1, 2009	263,400	$17.78	$17.78	$5.75

April 1, 2009	3,312,250	$16.10	$16.10	$4.69

(1)
The fair value for these shares is the current valuation in effect for the KSOP at the grant date. The fair value is also utilized for all Class A share transactions for the Option Plan. As disclosed in Note 9, the fair value of the Company’s Class A redeemable common stock at September 30, 2009 was determined based on the IPO price of $22.00 per share.

The fair value of the stock options granted during the nine months ended September 30, 2009 were estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.

September 30, 2009
Option pricing model	Black-Scholes
Expected volatility	31.10%
Risk-free interest rate	2.01%
Expected term in years	5.7
Dividend yield	0.93%
Weighted average grant date fair value per stock option	$4.77
The expected term (estimated period of time outstanding) for awards granted was estimated based on studies of historical experience and projected exercise behavior. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor was based on the average volatility of the Company’s peers, calculated using historical daily closing prices over the most recent period that commensurates with the expected term of the stock option award. The expected dividend yield was based on the Company’s expected annual dividend rate on the date of grant.

The Company estimates expected forfeitures of equity awards at the date of grant and recognizes compensation expense only for those awards that the Company expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the requisite service period, and may impact the timing of expense recognized over the requisite service period.
As of September 30, 2009, there was $26,702 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 2.84 years. As of September 30, 2009, there are 7,051,850 nonvested stock options, of which 6,085,644 are expected to vest. The total grant date fair value of shares vested during the nine months ended September 30, 2009 and 2008 was $9,899 and $8,826, respectively.
12. Pension and Postretirement Benefits:
Prior to January 1, 2002, the Company maintained a qualified defined benefit pension plan for substantially all of its employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. The Company has applied the projected unit credit cost method for its pension plan, which attributes an equal portion of total projected benefits to each year of employee service. Effective January 1, 2002, the Company amended the Pension Plan to determine future benefits using a cash balance formula. Under the cash balance formula, each participant has an account, which is credited annually based on salary rates determined by years of service, as well as the interest earned on their previous year-end cash balance. Prior to December 31, 2001, pension plan benefits were based on years of service and the average of the five highest consecutive years’ earnings of the last ten years. Effective March 1, 2005, the Company established the Profit Sharing Plan, a defined contribution plan, to replace the Pension Plan for all eligible employees hired on or after March 1, 2005. The Company also has a non-qualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company.
The Company also provides certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”) is contributory, requiring participants to pay a stated percentage of the premium for coverage. As of October 1, 2001, the Postretirement Plan was amended to freeze benefits for current retirees and certain other employees at the January 1, 2002 level. Also, as of October 1, 2001, the Postretirement Plan had a curtailment, which eliminated retiree life insurance for all active employees and healthcare benefits for almost all future retirees, effective January 1, 2002.
The components of net periodic benefit cost for the Pension Plan and Postretirement Plan are as follows:

	For the Three Months Ended September 30,
	Pension Plan		Postretirement Plan
	2009	2008	2009	2008
Service cost	$1,700	$1,938	$—	$—
Interest cost	5,239	5,422	497	425
Amortization of transition obligation	—	—	25	50
Expected return on plan assets	(4,529)	(6,860)	—	—
Amortization of prior service cost	(201)	(200)	—	—
Amortization of net actuarial loss	2,685	125	213	—

Net periodic benefit cost	$4,894	$425	$735	$475

Employer contributions	$1,439	$1,575	$1,369	$1,000

	For the Nine Months Ended September 30,
	Pension Plan		Postretirement Plan
	2009	2008	2009	2008
Service cost	$5,530	$5,814	$—	$—
Interest cost	15,897	16,266	1,297	1,275
Amortization of transition obligation	—	—	125	150
Expected return on plan assets	(13,745)	(20,580)	—	—
Amortization of prior service cost	(601)	(600)	—	—
Amortization of net actuarial loss	7,784	375	313	—

Net periodic benefit cost	$14,865	$1,275	$1,735	$1,425

Employer contributions	$4,324	$3,980	$3,159	$2,816

The expected contributions to the Pension Plan and the Postretirement Plan for the year ending December 31, 2009 are consistent with the amounts previously disclosed as of December 31, 2008.
13. Segment Reporting
ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s CEO and Chairman of the Board is identified as the chief operating decision maker (“CODM”) as defined by ASC 280-10. To align with the internal management of the Company’s business operations based on product and service offerings, the Company is organized into the following two operating segments:
Risk Assessment: The Company is the leading provider of statistical, actuarial and underwriting data for the U.S. P&C insurance industry. The Company’s databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants and fire suppression capabilities of municipalities. The Company uses this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies.
Decision Analytics: The Company develops solutions that its customers use to analyze the four key processes in managing risk: ‘prediction of loss,’ ‘selection and pricing of risk,’ ‘detection and prevention of fraud,’ and ‘quantification of loss.’ The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions in each of these four categories. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of mortgage applications to identify misinformation, analysis of claims to find emerging patterns of fraud and identification of suspicious claims in the insurance, mortgage and healthcare sectors.
The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses segment EBITDA as the profitability measure for making decisions regarding ongoing operations. Segment EBITDA is income from continuing operations before investment income and interest expense, income taxes, depreciation and amortization. Segment EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate investment income, realized losses, interest income, interest expense or income tax expense, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the United States accounted for 1% or more of the Company’s consolidated revenue for the three and nine month periods ended September 30, 2009 or 2008. No individual country outside of the United States accounted for 1% or more of total consolidated long-term assets as of September 30, 2009 or December 31, 2008.

The following tables provide the Company’s revenue and operating income performance by reportable segment for the three and nine month periods ended September 30, 2009 and 2008, as well as a reconciliation to income before income taxes for all periods presented in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2009			September 30, 2008
	Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$130,020	$128,291	$258,311	$125,186	$99,205	$224,391
Expenses:
Cost of revenues (exclusive of items shown separately below)	54,708	62,675	117,383	51,584	46,723	98,307
Selling, general and administrative	19,393	19,107	38,500	19,789	12,476	32,265

Segment EBITDA	55,919	46,509	102,428	53,813	40,006	93,819
Depreciation and amortization of fixed assets	4,621	5,000	9,621	4,869	4,185	9,054
Amortization of intangible assets	130	7,882	8,012	178	6,863	7,041

Operating income	51,168	33,627	84,795	48,766	28,958	77,724

Unallocated expenses:
Investment income			29			381
Realized losses on securities, net			24			(379)
Interest expense			(9,449)			(8,393)

Consolidated income before income taxes			$75,399			$69,333

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$2,489	$10,069	$12,558	$1,892	$3,738	$5,630

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$392,893	$369,085	$761,978	$378,542	$283,539	$662,081
Expenses:
Cost of revenues (exclusive of items shown separately below)	159,175	178,709	337,884	154,724	134,261	288,985
Selling, general and administrative	56,602	54,123	110,725	56,505	34,788	91,293

Segment EBITDA	177,116	136,253	313,369	167,313	114,490	281,803
Depreciation and amortization of fixed assets	14,170	14,364	28,534	14,147	11,331	25,478
Amortization of intangible assets	436	24,550	24,986	605	21,373	21,978

Operating income	162,510	97,339	259,849	152,561	81,786	234,347

Unallocated expenses:
Investment income			121			1,984
Realized losses on securities, net			(341)			(1,665)
Interest expense			(26,126)			(22,566)

Consolidated income before income taxes			$233,503			$212,100

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$6,534	$24,810	$31,344	$9,741	$15,067	$24,808

Operating segment revenue by type of service is provided below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Risk Assessment:
Industry standard insurance programs	$84,159	$81,801	$256,352	$247,520
Property-specific rating and underwriting information	33,219	31,230	99,088	94,574
Statistical agency and data services	7,019	6,736	21,154	20,556
Actuarial services	5,623	5,419	16,299	15,892

Total Risk Assessment	130,020	125,186	392,893	378,542

Decision Analytics:
Fraud identification and detection solutions	69,303	54,796	199,778	157,654
Loss prediction solutions	33,806	23,093	100,702	69,353
Loss quantification solutions	25,182	21,316	68,605	56,532

Total Decision Analytics	128,291	99,205	369,085	283,539

Total consolidated revenues	$258,311	$224,391	$761,978	$662,081

14. Related Parties:
The Company considers its Class A and Class B stockholders that own more than 5% of the outstanding stock within the respective class to be related parties as defined within ASC 850, Related Party Disclosures. At September 30, 2009, there were seven Class B stockholders each owning more than 5% of the outstanding Class B shares. Two of these seven Class B stockholders have employees that serve on the Company’s board of directors.
The Company incurred expenses associated with the payment of insurance coverage premiums to certain of the largest stockholders aggregating $114 and $203 for the three months ended September 30, 2009 and 2008 and $340 and $611 for the nine months ended September 30, 2009 and 2008, respectively. These costs are included in “Cost of revenues” and “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations.
15. Commitments and Contingencies:
The Company is a party to legal proceedings with respect to a variety of matters in the ordinary course of business, including those matters described below. The Company is unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company’s results of operations, financial position, or cash flows. This is primarily because many of these cases remain in their early stages and only limited discovery has taken place. Although the Company believes it has strong defenses for the litigation proceedings described below, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows.
Claims Outcome Advisor Litigation
Hensley, et al. v. Computer Sciences Corporation et al. was a putative nationwide class action complaint, filed in February 2005, in Miller County, Arkansas state court. Defendants include numerous insurance companies and providers of software products used by insurers in paying claims. The Company is among the named defendants. Plaintiffs allege that certain software products, including the Company’s Claims Outcome Advisor product and a competing software product sold by Computer Sciences Corporation, improperly estimated the amount to be paid by insurers to their policyholders in connection with claims for bodily injuries.

The Company entered into settlement agreements with plaintiffs asserting claims relating to the use of Claims Outcome Advisor by defendants Hanover Insurance Group, Progressive Car Insurance, and Liberty Mutual Insurance Group. Each of these settlements was granted final approval by the court and together the settlements resolve the claims asserted in this case against the Company with respect to the above insurance companies, who settled the claims against them as well. A provision was made in 2006 for this proceeding and the total amount the Company paid in 2008 with respect to these settlements was less than $2,000. A fourth defendant, The Automobile Club of California, which is alleged to have used Claims Outcome Advisor, was dismissed from the action. On August 18, 2008, pursuant to the agreement of the parties the Court ordered that the claims against the Company be dismissed with prejudice.
Hanover Insurance Group made a demand for reimbursement, pursuant to an indemnification provision contained in a December 30, 2004 License Agreement between Hanover and the Company, of its settlement and defense costs in the Hensley class action. Specifically, Hanover has demanded $2,536 including $600 in attorneys’ fees and expenses. The Company disputes that Hanover is entitled to any reimbursement pursuant to the License Agreement. The Company and Hanover have entered into a tolling agreement in order to allow the parties time to resolve the dispute without litigation.
Xactware Litigation
The following two lawsuits have been filed by or on behalf of groups of Louisiana insurance policyholders who claim, among other things, that certain insurers who used products and price information supplied by the Company’s Xactware subsidiary (and those of another provider) did not fully compensate policyholders for property damage covered under their insurance policies. The plaintiffs seek to recover compensation for their damages in an amount equal to the difference between the amount paid by the defendants and the fair market repair/restoration costs of their damaged property.
Schafer v. State Farm Fire & Cas. Co., et al. was a putative class action pending against the Company and State Farm Fire & Casualty Company filed in March 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. The court dismissed the antitrust claim as to both defendants and dismissed all claims against the Company other than fraud, which will proceed to the discovery phase along with the remaining claims against State Farm. Judge Duval denied plaintiffs’ motion to certify a class with respect to the fraud and breach of contract claims on August 3, 2009 and the time to appeal that decision has expired. The matter, now a single action, has been reassigned to Judge Africk.
Mornay v. Travelers Ins. Co., et al. is a putative class action pending against the Company and Travelers Insurance Company filed in November 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. As in Schafer, the court dismissed the antitrust claim as to both defendants and dismissed all claims against the Company other than fraud. Judge Duval stayed all proceedings in the case pending an appraisal of the lead plaintiff’s insurance claim. The matter has been re-assigned to Judge Barbier, who on September 11, 2009 issued an order administratively closing the matter pending completion of the appraisal process.
At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to the Schafer and Mornay matters.
iiX Litigation
In March 2007, the Company’s subsidiary, Insurance Information Exchange, or iiX, as well as other information providers and insurers in the State of Texas, were served with a summons and class action complaint filed in the United States District Court for the Eastern District of Texas alleging violations of the Driver Privacy Protection Act, or the DPPA, entitled Sharon Taylor, et al. v. Acxiom Corporation, et al. Plaintiffs brought the action on their own behalf and on behalf of all similarly situated individuals whose personal information is contained in any motor vehicle record maintained by the State of Texas and who have not provided express consent to the State of Texas for the distribution of their personal information for purposes not enumerated by the DPPA and whose personal information has been knowingly obtained and used by the defendants. The class complaint alleges that the defendants knowingly obtained personal information for a purpose not authorized by the DPPA and seeks liquidated damages in the amount of $3 for each instance of a violation of the DPPA, punitive damages and the destruction of any illegally obtained personal information. The Court granted iiX’s motion to dismiss the complaint based on failure to state a claim and for lack of standing. Oral arguments on the plaintiffs’ appeal of that dismissal were held on November 4, 2009. A decision on the appeal is not expected for several months.

Interthinx Litigation
In September 2009, the Company’s subsidiary, Interthinx, Inc., was served with a putative class action entitled Renata Gluzman v. Interthinx, Inc. The plaintiff, a former Interthinx employee, filed the class action on August 13, 2009 in the Superior Court of the State of California, County of Los Angeles on behalf of all Interthinx information technology employees for unpaid overtime and missed meals and rest breaks, as well as various related claims claiming that the information technology employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. The pleadings include, among other things, a violation of Business and Professions Code 17200 for unfair business practices which allows plaintiffs to include as class members all information technology employees employed at Interthinx for four years prior to the date of filing the complaint. The complaint seeks compensatory damages, penalties that are associated with the various statutes, restitution, interest, costs and attorney fees. Although no assurance can be given concerning the outcome of this matter, in the opinion of management the lawsuit is not expected to have a material adverse effect on our financial condition or results of operations.
16. Subsequent Events:
Prior to the completion of the IPO, the Company accelerated the allocation of a portion of the shares to the ESOP. This resulted in a non-recurring non-cash charge of approximately $57,700 in the fourth quarter of 2009, which will primarily not be deductible for tax purposes. As a result, subsequent to the IPO, the non-cash ESOP allocation expense will be substantially reduced. Non-cash charges relating specifically to our 401(k) and profit sharing were $8,018 and $7,336 for the nine months ended September 30, 2009 and 2008, respectively.
On October 30, 2009, we acquired the net assets of Enabl-U Technologies Corporation (“Enabl-U”), a privately owned provider of data management, training and communication solutions to companies with regional, national or global work forces, for a net cash purchase price of $2,738 of which $236 was used to fund the indemnity escrows. The preliminary allocation of the purchase price resulted in net tangible assets of $484, and we are still evaluating the allocation of the purchase price related to intangible assets and goodwill. Enabl-U, located in Plainview, New York, complements and is integrated within our Decision Analytics segment.
The Company has evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.
**************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our historical financial statements and the related notes included within our Prospectus dated October 6, 2009 and filed with the Securities and Exchange Commission on October 7, 2009 and incorporated by reference herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors.
We enable risk-bearing businesses to better understand and manage their risks. We provide value to our customers by supplying proprietary data that, combined with our analytic methods, creates embedded decision support solutions. We are the largest aggregator and provider of data pertaining to U.S. property and casualty, or P&C, insurance risks. We offer solutions for detecting fraud in the U.S. P&C insurance, mortgage and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to health insurance.
Our customers use our solutions to make better risk decisions with greater efficiency and discipline. We refer to these products and services as ‘solutions’ due to the integration among our products and the flexibility that enables our customers to purchase components or the comprehensive package of products. These solutions take various forms, including data, statistical models or tailored analytics, all designed to allow our clients to make more logical decisions. We believe our solutions for analyzing risk positively impact our customers’ revenues and help them better manage their costs.
On May 23, 2008, in contemplation of our initial public offering, we formed Verisk Analytics, Inc., (“Verisk”) a Delaware corporation, to be the holding company for our business. Verisk was initially formed as a wholly-owned subsidiary of Insurance Services Office, Inc. (“ISO”). On October 6, 2009 in connection with our initial public offering, we effected a reorganization whereby ISO became a wholly-owned subsidiary of Verisk. The results of operations for the nine months and three months ended September 30, 2009 and 2008 reflect the results of ISO, as the period is prior to the completion of the initial public offering on October 9, 2009. Verisk had no operations prior to the initial public offering.
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 52% and 57% of our revenues for the nine months ended September 30, 2009 and September 30, 2008, respectively. Our Decision Analytics segment provides solutions our customers use to analyze the four processes of the Verisk Risk Analysis Framework: Prediction of Loss, Selection and Pricing of Risk, Detection and Prevention of Fraud, and Quantification of Loss. Our Decision Analytics segment revenues represented approximately 48% and 43% of our revenues for the nine months ended September 30, 2009 and September 30, 2008, respectively.
Executive Summary
Key Performance Metrics
We believe our business’s ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year over year revenue growth and EBITDA margin as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures within the meaning of Regulation G under the Securities Exchange Act of 1934 (See footnote 2 within the Condensed Consolidated Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations).
Revenue growth. We use year over year revenue growth as a key performance metric. We assess revenue growth based on our ability to generate increased revenue through increased sales to existing customers, sales to new customers, sales of new or expanded solutions to existing and new customers and strategic acquisitions of new businesses.
EBITDA margin. We use EBITDA margin as a metric to assess segment performance and scalability of our business. We assess EBITDA margin based on our ability to increase revenues while controlling expense growth.
Revenues
We earn revenues through subscriptions, long-term agreements and on a transactional basis. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language or our actuarial services throughout the subscription period. In general, we experience minimal seasonality within the business. Our long-term agreements are generally for periods of three to seven years. We recognize revenue from subscriptions ratably over the term of the subscription and most long-term agreements are recognized ratably over the term of the agreement.
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For each of the nine months ended September 30, 2009 and September 30, 2008, 28% of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.

More than 84% and 82% of the revenues in our Risk Assessment segment for the nine months ended September 30, 2009 and September 30, 2008, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States, and we have retained approximately 99% of our P&C insurance customer base in each of the last five years. Within our Risk Assessment segment, much of our revenues are based on the data we receive from our customers. The costs for such revenue for the nine months ended September 30, 2009 and September 30, 2008, were $14.6 million and $11.8 million, respectively, and have decreased as a percentage of revenue to 1.9% from 3.3% of our Risk Assessment segment revenues at September 30, 2009 from December 31, 2006. More than 58% and 59% of the revenues in our Decision Analytics segment, for the nine months ended September 30, 2009 and September 30, 2008, respectively, were derived from subscriptions and long-term agreements for our solutions.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs (described under “ Equity Compensation Costs” below), sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 65% and 64% of our total expenses for the nine months ended September 30, 2009 and September 30, 2008, respectively.
We allocate personnel expenses between two categories, cost of revenues and selling, general and administrative costs, based on the actual costs associated with each employee. We categorize employees who maintain our solutions as cost of revenues, and all other personnel, including executive managers, sales people, marketing, business development, finance, legal, human resources, and administrative services, as selling, general and administrative expenses. A significant portion of our other operating costs, such as facilities and communications, are also either captured within cost of revenues or selling, general and administrative expense based on the nature of the work being performed.
While we expect to grow our headcount over time to take advantage of our market opportunities, we believe that the economies of scale in our operating model will allow us to grow our personnel expenses at a lower rate than revenues. Historically, our EBITDA margin has improved because we have been able to increase revenues without a proportionate corresponding increase in expenses.
Cost of Revenues. Our cost of revenues consists primarily of personnel expenses. Cost of revenues also includes the expenses associated with the acquisition and verification of data, the maintenance of our existing solutions and the development and enhancement of our next-generation solutions. Our cost of revenues excludes depreciation and amortization.
Selling, General and Administrative Expense. Our selling, general and administrative expense also consists primarily of personnel costs. A portion of the other operating costs such as facilities, insurance and communications are also allocated to selling, general and administrative costs based on the nature of the work being performed by the employee. Our selling, general and administrative expenses excludes depreciation and amortization.
Description of Acquisitions
Since January 1, 2008, we acquired four businesses. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods.
On July 24, 2009, we acquired the net assets of TierMed Systems, LLC (“TierMed”), a privately owned provider of Healthcare Effectiveness Data and Information Set (“HEDIS”) solutions to healthcare organizations that have HEDIS or quality-reporting needs. We believe this acquisition will enhance our ability to provide solutions for customers to measure and improve healthcare quality and financial performance through the use of software and software services.
On January 14, 2009, we acquired 100% of the stock of D2 Hawkeye, a privately-owned provider of data mining, decision support, clinical quality analysis, and risk analysis tools for the healthcare industry. We believe this acquisition will enhance our position in the healthcare analytics and predictive modeling market by providing new market, cross-sell, and diversification opportunities for the Company’s expanding healthcare solutions.

On November 20, 2008, we acquired 100% of the stock of Atmospheric and Environmental Research Inc. (“AER”). AER provides research and consulting services to further understanding of the global environment and to enable better decision making in response to weather and climate risk. The purchase includes a contingent payment provision subject to the achievement of certain predetermined financial results for the years ended 2010 and 2011. We believe the acquisition of AER further enhances our environmental and scientific research and predictive modeling.
On November 14, 2008, we acquired the net assets of ZAIO’s two divisions, United Systems Software Company and Day One Technology. The assets associated with this acquisition further enhance the capability of our appraisal software offerings within our Risk Assessment segment.
Equity Compensation Costs
We have a leveraged employee stock ownership plan, or ESOP, funded with intercompany debt that includes 401(k), ESOP and profit sharing components to provide employees with equity participation. We make quarterly cash contributions to the plan equal to the debt service requirements. As the debt is repaid, shares are released to the ESOP to fund 401(k) matching and profit sharing contributions and the remainder is allocated annually to active employees in proportion to their eligible compensation in relation to total participants’ eligible compensation.
We accrue compensation expense over the reporting period equal to the fair value of the shares to be released to the ESOP. Depending on the number of shares released to the plan during the quarter and the fluctuation in the fair value of the shares, a corresponding increase or decrease in compensation expense will occur. The amount of our equity compensation costs recognized for the nine and three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
401(k) matching contribution expense:
Risk Assessment	$1,458	$1,427	$3,917	$4,087
Decision Analytics	1,256	845	3,050	2,387

Total 401(k) matching contribution expense	2,714	2,272	6,967	6,474
Profit sharing contribution expense:
Risk Assessment	278	174	866	544
Decision Analytics	68	103	185	318

Total profit sharing contribution expense	346	277	1,051	862
ESOP allocation expense:
Risk Assessment	2,298	2,035	5,459	6,324
Decision Analytics	1,524	1,205	4,143	3,693

Total ESOP allocation expense	3,822	3,240	9,602	10,017

Total ESOP costs	$6,882	$5,789	$17,620	$17,353

Prior to the completion of our initial public offering, we accelerated the allocation of a portion of the shares to the ESOP, which will result in a non-recurring non-cash charge of approximately $57.7 million in the fourth quarter of 2009. As a result, subsequent to the offering, the non-cash ESOP allocation expense will be substantially reduced. Non-cash contribution expense relating specifically to our 401(k) and profit sharing were $8.0 million and $7.3 million for the nine months ended September 30, 2009 and 2008, respectively.
In addition, the portion of the ESOP allocation expense related to the appreciation of the value of the shares in the ESOP above the value of those shares when the ESOP was first established is not tax deductible. Therefore, we believe the accelerated ESOP allocation in the fourth quarter of 2009 will result in a reduction of approximately 1.5% to our effective tax rate in years subsequent to the completion of our initial public offering.
On January 1, 2005, we adopted ASC 718-10, Share-Based Payment, or ASC 718-10, using a prospective approach, which required us to record compensation expense for all awards granted after the date of adoption. Therefore, since January 1, 2005 the expense associated with the number of options granted has increased every year. For example, for the year ended December 31, 2005, we expensed the option grants that vested in 2005, but for the year ended December 31, 2006, we expensed the portion of the 2005 and 2006 option grants that vested in 2006. Since our options generally have a four year vesting term, our expense for the year ending December 31, 2009 and subsequent periods will consist of the vested components of the prior four years of option grants.
Upon the completion of our initial public offering in the fourth quarter 2009, we granted options to purchase 2,875,871 shares of our Verisk Class A common stock to our directors, officers and employees. Assuming that all of the conditions are met, we expect the related expense will be approximately $1.5 million, $6.2 million, $6.2 million, $5.6 million, and $2.8 million for 2009, 2010, 2011, 2012, and 2013, respectively.
Prior to our initial public offering, our Class A stock and vested stock options were recorded within redeemable common stock at full redemption value at each balance sheet date, as the redemption of these securities was not solely within the control of the Company (see Note 9 of our condensed consolidated financial statements). Effective with the internal reorganization that occurred on October 6, 2009, we are no longer obligated to redeem Class A shares and therefore are not required to present our Class A stock and vested stock options at redemption value. Our financial results for the fourth quarter of 2009 will reflect a reversal of the redeemable common stock balance against accumulated deficit; once accumulated deficit is depleted, then to additional paid-in-capital up to the amount equal to the additional paid-in-capital of the Company as if the requirements of redeemable common stock were not required to be adopted by the Company. Any remaining balance will be credited to retained earnings. The reversal of our redeemable common stock balance is expected to result in the restoration of approximately $624.2 million of our Class A additional paid-in-capital and a $440.7 million reduction in our retained deficit during the fourth quarter of 2009.
Public Company Expenses
Beginning in 2008, our selling, general and administrative costs increased as we prepared for our initial public offering. These costs were $4.0 million and $3.5 million for the nine months ended September 30, 2009 and September 30, 2008 and were $3.2 million and $1.2 million for the three months ended September 30, 2009 and September 30, 2008, respectively. These costs negatively affected our EBITDA margins by 0.5% for each of the nine months ended September 30, 2009 and September 30, 2008 and 1.2% and 0.5% for the three months ended September 30, 2009 and September 30, 2008, respectively. Following our initial public offering, we will incur additional selling, general and administrative expenses related to operating as a public company, such as increased legal and accounting expenses, the cost of an investor relations function, costs related to Section 404 of the Sarbanes-Oxley Act of 2002, and increased director and officer insurance premiums.
Trends Affecting Our Business
A portion of our revenues is related to changes in historical insurance premiums; therefore, our revenues could be positively or negatively affected by growth or declines in premiums for the lines of insurance for which we perform services. The pricing of these solutions is based on an individual customer’s premiums in a prior period, so the pricing is fixed at the inception of each calendar year. The impact of insurance premiums has a more significant impact on the Risk Assessment segment than it does on the Decision Analytics segment. Since 2005, premium growth in the P&C insurance industry has slowed and we expect little or no growth for most insurance lines during 2009. A significant portion of our revenues is from insurance companies. Although business and new sales from these companies have generally remained strong, the current economic environment could negatively impact buying demand for our solutions. In addition, since 2007, the softening of the automobile insurance market negatively impacted our auto premium leakage identification solutions. We do not expect this trend to have a material impact on our liquidity or capital resources.
A portion of our revenues in the Decision Analytics segment is tied to the volume of applications for new mortgages or refinancing of existing mortgages. Turmoil in the mortgage market since 2007 has adversely affected revenue in this segment of our business. This trend began to reverse in late 2008 spurred by lower mortgage interest rates. As a result of the rise in foreclosures and early pay defaults, we have seen and expect to see in the future an increase in revenues from our solutions that help our customers focus on improved underwriting quality of mortgage loans. These solutions help to ensure the application data is accurate and identify and rapidly settle bad loans, which may have been originated based upon fraudulent information.
Recent events within the United States economy have resulted in further tightening in credit availability, which has resulted in higher interest rates for corporate borrowers. Due to recent market events, our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under our syndicated revolving credit facility or another financial institution fails to meet its funding obligations. Borrowings under our long-term debt facilities are at fixed interest rates. While we expect future borrowings will be at higher interest rates, which will translate into higher interest expense in the future, we do not expect this to have a material impact on our business in the near-term. We will continue to explore financing alternatives in order to fund future growth opportunities.

Condensed Consolidated Results of Operations
From January 1, 2008 to September 30, 2009 we have acquired four businesses, which may affect the comparability of our financial statements.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2009	2008	(%)	2009	2008	(%)
	(in thousands, except for share and per share data)
Statement of income data:
Revenues:
Risk Assessment revenues	$130,020	$125,186	3.9%	$392,893	$378,542	3.8%
Decision Analytics revenues	128,291	99,205	29.3%	369,085	283,539	30.2%

Revenues	258,311	224,391	15.1%	761,978	662,081	15.1%

Expenses:
Cost of revenues	117,383	98,307	19.4%	337,884	288,985	16.9%
Selling, general and administrative	38,500	32,265	19.3%	110,725	91,293	21.3%
Depreciation and amortization of fixed assets	9,621	9,054	6.3%	28,534	25,478	12.0%
Amortization of intangible assets	8,012	7,041	13.8%	24,986	21,978	13.7%

Total expenses	173,516	146,667	18.3%	502,129	427,734	17.4%

Operating income	84,795	77,724	9.1%	259,849	234,347	10.9%

Other income/(expense):
Investment income	29	381	-92.4%	121	1,984	-93.9%
Realized gains/(losses) on securities, net	24	(379)	-106.3%	(341)	(1,665)	-79.5%
Interest expense	(9,449)	(8,393)	12.6%	(26,126)	(22,566)	15.8%

Total other expense, net	(9,396)	(8,391)	12.0%	(26,346)	(22,247)	18.4%

Income before income taxes	75,399	69,333	8.7%	233,503	212,100	10.1%
Provision for income taxes	(33,194)	(28,493)	16.5%	(100,444)	(90,311)	11.2%

Net income	$42,205	$40,840	3.3%	$133,059	$121,789	9.3%

Basic net income per share (1):	$0.24	$0.22		$0.77	$0.66

Diluted net income per share (1):	$0.23	$0.22		$0.74	$0.63

Weighted Average Shares Outstanding:
Basic	172,796,400	182,267,667		173,216,650	184,925,950

Diluted	179,850,850	189,667,514		180,117,150	192,493,650

Other data:
EBITDA (2):
Risk Assessment EBITDA	$55,919	$53,813	3.9%	$177,116	$167,313	5.9%
Decision Analytics EBITDA	46,509	40,006	16.3%	136,253	114,490	19.0%

EBITDA	$102,428	$93,819	9.2%	$313,369	$281,803	11.2%

The following is a reconciliation of net income to EBITDA (2):

Net income	$42,205	$40,840		$133,059	$121,789
Depreciation and amortization of fixed and intangible assets	17,633	16,095		53,520	47,456
Investment income and realized (gains)/losses on securities, net	(53)	(2)		220	(319)
Interest expense	9,449	8,393		26,126	22,566
Provision for income taxes	33,194	28,493		100,444	90,311

EBITDA	$102,428	$93,819		$313,369	$281,803

(1)
In conjunction with the initial public offering, the stock of Insurance Services Office, Inc. converted to stock of Verisk Analytics, Inc, which effected a fifty-to-one stock split of its common stock. The numbers in the above table reflect this stock split.

(2)
EBITDA is the financial measure which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before investment income and realized (gains)/losses on securities, net, interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. In addition, this Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 13 of our unaudited condensed consolidated financial statements included in this 10-Q filing.

Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders and other in their evaluation of companies, EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations or cash flow from operating activities reported under GAAP. Management uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of company performance. Some of these limitations are:
•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirement for, our working capital needs;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Consolidated Results of Operations
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenues
Revenues were $762.0 million for the nine months ended September 30, 2009 compared to $662.1 million for the nine months ended September 30, 2008, an increase of $99.9 million or 15.1%. In the fourth quarter of 2008 and the first three quarters of 2009, we acquired four companies, which accounted for an increase of $24.6 million in revenues for the nine months ended September 30, 2009. Excluding these acquisitions, revenues increased $75.3 million, which included an increase in our Risk Assessment segment of $14.3 million and an increase in our Decision Analytics segment of $61.0 million.
Cost of Revenues
Cost of revenues was $337.9 million for the nine months ended September 30, 2009 compared to $289.0 million for the nine months ended September 30, 2008, an increase of $48.9 million or 16.9%. The increase was primarily due to costs related to the newly acquired companies of $13.9 million and an increase in salaries and employee benefits costs of $25.0 million, which include annual salary increases, medical costs and pension cost. Pension cost represents $11.0 million of the benefits increase due to the effect of the global economic downturn on our pension investments in 2008. Other increases include data and consultant costs of $8.6 million primarily in our Decision Analytics segment, office maintenance fees of $1.0 million, and an increase in other expenses of $0.4 million, which include travel and insurance costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $110.7 million for the nine months ended September 30, 2009 compared to $91.3 million for the nine months ended September 30, 2008, an increase of $19.4 million or 21.3%. The increase was primarily due to increased salaries and employee benefits costs of $11.5 million, which include annual salary increases, medical costs, commission, and pension cost of $2.6 million across a relatively constant employee headcount. Other increases were costs attributable to the newly acquired companies of $9.1 million and other general expenses of $1.2 million. This increase was partially offset by a decrease in legal costs of $2.4 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets were $28.5 million for the nine months ended September 30, 2009 compared to $25.5 million for the nine months ended September 30, 2008, an increase of $3.0 million or 12.0%. Excluding the impact of recent acquisitions acquired in the first three quarters of 2009 and in the fourth quarter of 2008, depreciation increased $1.9 million or 7.5%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $25.0 million for the nine months ended September 30, 2009 compared to $22.0 million for the nine months ended September 30, 2008, an increase of $3.0 million or 13.7%. The increase was primarily related to the amortization of the intangible assets associated with the recent acquisitions acquired in the first three quarters of 2009 and in the fourth quarter of 2008.
Investment Income and Realized Gains/(Losses) on Securities, Net
Investment income and realized losses on securities, net was a loss of $(0.2) million for the nine months ended September 30, 2009 compared to a gain of $0.3 million for the nine months ended September 30, 2008, a decrease of $(0.5) million. Investment income for the nine months ended September 30, 2009 includes $0.1 million of investment income, offset by $0.3 million of other than temporary impairment of securities. Investment income for the nine months ended September 30, 2008 consisted of $2.0 million of investment income, offset by a $(1.7) realized loss on sale of securities. The decrease in investment income was primarily the result of the termination of the shareholder loan program in 2008.
Interest Expense
Interest expense was $26.1 million for the nine months ended September 30, 2009 compared to $22.6 million for the nine months ended September 30, 2008, an increase of $3.5 million or 15.8%. This increase is primarily due to increased debt outstanding of $659.4 million at September 30, 2009 compared to $595.7 million at September 30, 2008.

Provision for Income Taxes
The provision for income taxes was $100.4 million for the nine months ended September 30, 2009 compared to $90.3 million for the nine months ended September 30, 2008, an increase of $10.1 million or 11.2%. The effective tax rate was 43.0% for the nine months ended September 30, 2009 compared to 42.6% for the nine months ended September 30, 2008. The effective rate for the nine months ended September 30, 2009 was higher due to a revision of estimated state tax liabilities resulting from the impact of state legislative changes.
EBITDA Margin
The EBITDA margin for our consolidated results was 41.1% for the nine months ended September 30, 2009 compared to 42.6% for the nine months ended September 30, 2008. Included within the decrease of our EBITDA margin for the nine months ended September 30, 2009 are increased pension costs of $13.6 million, representing a 1.8% negative impact on our EBITDA margin and increased public company expenses related to our initial public offering of $0.5 million, representing a 0.1% negative impact on our EBITDA margin. These public company expenses were $4.0 million and $3.5 million for the nine months ended September 30, 2009 and September 30, 2008, respectively and negatively affected our EBITDA margins by 0.5% for both nine months ended September 30, 2009 and September 30, 2008.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenues
Revenues were $258.3 million for the three months ended September 30, 2009 compared to $224.4 million for the three months ended September 30, 2008, an increase of $33.9 million or 15.1%. In the fourth quarter of 2008 and the first three quarters of 2009, we acquired four companies, which accounted for an increase of $8.6 million in revenues for the three months ended September 30, 2009. Excluding these acquisitions, revenues increased $25.3 million, which included an increase in our Risk Assessment segment of $4.8 million and an increase in our Decision Analytics segment of $20.5 million.
Cost of Revenues
Cost of revenues was $117.4 million for the three months ended September 30, 2009 compared to $98.3 million for the three months ended September 30, 2008, an increase of $19.1 million or 19.4%. The increase was primarily due to costs related to the newly acquired companies of $4.6 million and an increase in salaries and employee benefits costs of $10.1 million, which include annual salary increases, medical costs and pension cost. Pension cost represents $3.7 million of the benefits increase due to the effect of the global economic downturn on our pension investments in 2008. Other increases include data and consultant costs of $2.4 million, primarily in our Decision Analytics segment, and an increase in other expenses of $2.0 million, which include travel and insurance costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $38.5 million for the three months ended September 30, 2009 compared to $32.3 million for the three months ended September 30, 2008, an increase of $6.2 million or 19.3%. The increase was primarily due to an increased salaries and employee benefits costs of $4.3 million, which include annual salary increases, medical costs, commission costs, and pension cost of $0.8 million across a relatively constant employee headcount. Other increases were costs attributable to the newly acquired companies of $3.9 million. This increase was partially offset by a decrease in legal costs of $1.5 million and other expenses of $0.5 million.
Provision for Income Taxes
The provision for income taxes was $33.2 million for the three months ended September 30, 2009 compared to $28.5 million for the three months ended September 30, 2008, an increase of $4.7 million or 16.5%. The effective tax rate was 44.0% for the three months ended September 30, 2009 compared to 41.1% for the three months ended September 30, 2008. The effective rate for the three months ended September 30, 2009 was higher due to a revision of estimated state tax liabilities resulting from the impact of state legislative changes.
EBITDA Margin
The EBITDA margin for our consolidated results was 39.7% for the three months ended September 30, 2009 compared to 41.8% for the three months ended September 30, 2008. Included within the decrease of our EBITDA margin for the three months ended September 30, 2009 are increased pension costs of $4.5 million, representing a 1.7% negative impact on our EBITDA margin and increased public company expenses related to our initial public offering of $2.0 million, representing a 0.7% negative impact on our EBITDA margin. These public company expenses were $3.2 million and $1.2 million for the three months ended September 30, 2009 and September 30, 2008, respectively. These costs negatively affected our EBITDA margins by 1.2% and 0.5% for the three months ended September 30, 2009 and September 30, 2008, respectively.

Results of Operations by Segment
Risk Assessment Results of Operations
Revenues
For the nine months ended September 30, 2009 and September 30, 2008, revenues were $392.9 million and $378.6 million, an increase of $14.3 million or 3.8% and for three months ended September 30, 2009 and September 30, 2008, revenues were $130.0 million and $125.2 million, respectively, an increase of $4.8 million or 3.8%. The increase in both periods within our industry-standard insurance programs primarily resulted from an increase in prices derived from continued enhancements to the content of our solutions and the addition of new customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2009	2008	Change	2009	2008	Change
	(In thousands)
Industry standard insurance programs	$84,159	$81,801	2.9%	$256,352	$247,520	3.6%
Property-specific rating and underwriting information	33,219	31,230	6.4%	99,088	94,574	4.8%
Statistical agency and data services	7,019	6,736	4.2%	21,154	20,556	2.9%
Actuarial services	5,623	5,419	3.8%	16,299	15,892	2.6%

Total Risk Assessment	$130,020	$125,186	3.9%	$392,893	$378,542	3.8%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $159.2 million for the nine months ended September 30, 2009 compared to $154.7 million for the nine months ended September 30, 2008, an increase of $4.5 million or 2.9%. The increase was primarily due to an increase in salaries and employee benefits costs of $7.3 million, primarily related to pension cost of $9.3 million, primarily resulting from the global economic downturn experienced in 2008, offset by a decrease in salaries due to a slight reduction in headcount. There was also an increase in office maintenance fees of $0.1 million. This increase was partially offset by a decrease in data and consultant costs of $1.2 million and in other operating expenses of $1.7 million, which include decreases in travel and insurance cost. As a percentage of Risk Assessment revenue, cost of revenues decreased to 40.5% for the nine months ended September 30, 2009 from 40.9% for the nine months ended September 30, 2008.
Cost of revenues for our Risk Assessment segment was $54.7 million for the three months ended September 30, 2009 compared to $51.6 million for the three months ended September 30, 2008, an increase of $3.1 million or 6.0%. The increase was primarily due to an increase in salaries and employee benefits costs of $3.0 million, primarily related to pension cost of $3.1 million, resulting from the global economic downturn experienced in 2008 offset by a decrease in salaries due to a slight reduction in headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $56.6 million for the nine months ended September 30, 2009 compared to $56.5 million for the nine months ended September 30, 2008, an increase of $0.1 million or 0.2%. The increase was primarily due to an increase in salaries and employee benefit costs of $4.4 million, which include annual salary increases, medical costs, commissions, and pension cost of $2.0 million, across a relatively constant employee headcount. This increase was partially offset by a decrease in other operating expenses of $0.3 million, as well as lower legal costs of $4.0 million incurred in the nine months ended September 30, 2009. As a percentage of Risk Assessment revenue, selling, general and administrative expenses decreased to 14.4% for the nine months ended September 30, 2009 from 14.9% for the nine months ended September 30, 2008.
Selling, general and administrative expenses for our Risk Assessment segment were $19.4 million for the three months ended September 30, 2009 compared to $19.8 million for the three months ended September 30, 2008, a decrease of $0.4 million or 2.0%. The decrease was primarily due to lower legal costs of $1.5 million as a result of higher initial public offering related costs incurred in the three months ended September 30, 2008 and a decrease in other operating expenses of $0.6 million. This decrease was partially offset by an increase in salaries and employee benefit costs of $1.7 million, which include annual salary increases, medical costs, commissions, and pension cost of $0.6 million, across a relatively constant employee headcount.

EBITDA Margin
The EBITDA margin for our Risk Assessment segment was 45.1% for the nine months ended September 30, 2009 compared to 44.2% for the nine months ended September 30, 2008. Included within our EBITDA margin for the nine months ended September 30, 2009 are increased pension costs of $11.3 million, representing a 2.9% negative impact on our EBITDA margin. Our public company expenses related to our initial public offering were $2.4 million and $2.9 million for the nine months ended September 30, 2009 and September 30, 2008 and negatively affected our Risk Assessment EBITDA margins by 0.6% and 0.8% for the nine months ended September 30, 2009 and September 30, 2008, respectively.
Decision Analytics Results of Operations
Revenues
Revenues for our Decision Analytics segment were $369.1 million for the nine months ended September 30, 2009 compared to $283.5 million for the nine months ended September 30, 2008, an increase of $85.6 million or 30.2%. In the fourth quarter of 2008 and in the first three quarters of 2009, we acquired three companies. These acquisitions accounted for $24.6 million of additional revenues for the nine months ended September 30, 2009, all of which relates to our loss prediction category. Excluding the impact of these acquisitions, revenue increased $61.0 million for the nine months ended September 30, 2009. Our fraud identification and detection solutions revenue increased $42.1 million primarily in our fraud detection and forensic audit services for the home mortgage and mortgage insurance industries as well as in response to the increased scrutiny and refinancing within the mortgage industry. Increased revenue in our loss prediction solutions primarily resulted from our acquisitions and increased penetration of our existing customers. Our loss quantification solution revenues increased $12.1 million as a result of new customer contracts and volume increases associated with natural disasters experienced in the United States.
Revenues for our Decision Analytics segment were $128.3 million for the three months ended September 30, 2009 compared to $99.2 million for the three months ended September 30, 2008, an increase of $29.1 million or 29.3%. In the fourth quarter of 2008 and in the first three quarters of 2009, we acquired three companies. These acquisitions accounted for $8.6 million of additional revenues for the three months ended September 30, 2009, all of which relates to our loss prediction category. Excluding the impact of these acquisitions, revenue increased $20.5 million for the three months ended September 30, 2009. Our fraud identification and detection solutions revenue increased $14.5 million primarily in our fraud detection and forensic audit services for the home mortgage and mortgage insurance industries as well as in response to the increased scrutiny and refinancing within the mortgage industry. Increased revenue in our loss prediction solutions primarily resulted from our acquisitions and increased penetration of our existing customers. Our loss quantification solution revenues increased $3.9 million as a result of new customer contracts and volume increases associated with natural disasters experienced in the United States. Our revenue by category for the periods presented is set forth below:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2009	2008	Change	2009	2008	Change
	(In thousands)
Fraud identification and detection solutions	$69,303	$54,796	26.5%	$199,778	$157,654	26.7%
Loss prediction solutions	33,806	23,093	46.4%	100,702	69,353	45.2%
Loss quantification solutions	25,182	21,316	18.1%	68,605	56,532	21.4%

Total Decision Analytics	$128,291	$99,205	29.3%	$369,085	$283,539	30.2%
Cost of Revenues
Cost of revenues for our Decision Analytics segment was $178.7 million for the nine months ended September 30, 2009 compared to $134.3 million for the nine months ended September 30, 2008, an increase of $44.4 million or 33.1%. The increase included $13.9 million in costs attributable to the newly acquired companies. Excluding the impact of these acquisitions, the cost of revenues increased $30.5 million, primarily due to an increase in salaries and employee benefits of $17.7 million, which include annual salary increases, medical costs, equity compensation costs, and pension cost. This increase in salaries and benefits is related to a modest increase in employee headcount relative to the 26.7% revenue growth in our fraud identification and detection solutions and to an increase in pension cost of $1.7 million. Other increases include data and consultant costs of $9.8 million, office maintenance fees of $0.9 million, and an increase in other operating expenses of $2.1 million.

Cost of revenues for our Decision Analytics segment was $62.7 million for the three months ended September 30, 2009 compared to $46.7 million for the three months ended September 30, 2008, an increase of $16.0 million or 34.1%. The increase included $4.6 million in costs attributable to the newly acquired companies. Excluding the impact of these acquisitions, the cost of revenues increased $11.3 million, primarily due to an increase in salaries and employee benefits of $7.1 million, which includes annual salary increases, medical costs, equity compensation costs, and pension cost. This increase in salaries and benefits is related to a modest increase in employee headcount relative to the 26.5% revenue growth in our fraud identification and detection solutions and to an increase in pension cost of $0.6 million. Other increases included data and consultant costs of $2.4 million, office maintenance fees of $0.3 million, and an increase in other operating expenses of $1.6 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $54.1 million for the nine months ended September 30, 2009 compared to $34.8 million for the nine months ended September 30, 2008, an increase of $19.3 million or 55.6%. The increase was due to costs attributable to the newly acquired companies of $9.1 million, an increase in salaries and employee benefits costs of $7.1 million across a relatively constant employee headcount, which include annual salary increases, medical claims costs, commission, and pension cost of $0.6 million. Other increases include an increase in legal costs of $1.6 million and other general expenses of $1.5 million.
Selling, general and administrative expenses were $19.1 million for the three months ended September 30, 2009 compared to $12.5 million for the three months ended September 30, 2008, an increase of $6.6 million or 53.3%. The increase was due to costs attributable to the newly acquired companies of $3.9 million, an increase in salaries and employee benefits costs across a relatively constant employee headcount of $2.6 million, which include annual salary increases, medical claims costs, commission, and pension cost of $0.2 million, and an increase in other expenses of $0.1 million.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment was 36.9% for the nine months ended September 30, 2009 compared to 40.4% for the nine months ended September 30, 2008. Included within the decrease of our EBITDA margin for the nine months ended September 30, 2009 were the increased pension costs of $2.3 million, representing a 0.6% negative impact on our EBITDA margin. Our public company expenses related to our initial public offering were $1.6 million and $0.6 million for the nine months ended September 30, 2009 and September 30, 2008 and negatively affected our Decision Analytics EBITDA margins by 0.4% and 0.2% for the nine months ended September 30, 2009 and September 30, 2008, respectively.
Liquidity and Capital Resources
As of September 30, 2009 and December 31, 2008, we had cash and cash equivalents and available-for sale securities of $65.9 million and $38.3 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year, and they are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our committed credit facilities, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, including acquisition contingent payments.
We have historically managed the business with a working capital deficit due to the fact that, as described above, we offer our solutions and services primarily through annual subscriptions or long-term contracts, which are generally prepaid quarterly or annually in advance of the services being rendered. When cash is received for prepayment of invoices, we record an asset (cash and cash equivalents) on our balance sheet with the offset recorded as a current liability (fees received in advance). This current liability is deferred revenue that does not require a direct cash outflow since our customers have prepaid and are obligated to purchase the services. In most businesses, growth in revenue typically leads to an increase in the accounts receivable balance causing a use of cash as a company grows. Unlike these businesses, our cash position is favorably affected by revenue growth, which results in a source of cash due to our customers prepaying for most of our services.
Our capital expenditures, which include non-cash purchases of fixed assets, as a percentage of revenues for the nine months ended September 30, 2009 and 2008 were 4.1% and 3.7%, respectively. We estimate our capital expenditures for the remainder of 2009 to be approximately $12 million, which primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” The amounts capitalized in accordance with ASC 985-20 “Software to be Sold, Leased or Otherwise Marketed,” are not significant to the financial statements.
To provide liquidity to our stockholders, we have also historically used our cash for repurchases of our common stock from our stockholders. For the nine months ended September 30, 2009 and 2008 we repurchased or redeemed $46.7 million and $268.7 million, respectively, of our common stock. A substantial portion of the share redemption included in the totals above were completed pursuant to the terms of the Insurance Service Office, Inc. 1996 Incentive Plan. The obligation to redeem shares issued under the Insurance Services Office Inc. 1996 Incentive Plan terminated upon completion of our initial public offering. Therefore, we do not expect to continue our historical practice of using cash for common stock repurchases to provide liquidity to our stockholders.

Financing and Financing Capacity
We had total debt, excluding capital lease and other obligations, of $650.0 million and $659.0 million at September 30, 2009 and December 31, 2008, respectively. Approximately $525.0 million of this debt at September 30, 2009 was held under long-term loan facilities drawn to finance our stock repurchases and acquisitions. The remaining $125.0 million was held pursuant to our syndicated revolving credit facility.
As of September 30, 2009, all of our long-term loan facilities are uncommitted facilities and our syndicated revolving credit facility is a committed facility. We have financed and expect to finance our short-term working capital needs and acquisition contingent payments through cash from operations and borrowings from a combination of our long-term shelf facilities and our syndicated revolving credit facility, which are made at variable rates of interest based on LIBOR plus 2.50%. We had $125.0 million and $114.0 million in short-term borrowings outstanding as of September 30, 2009 and December 31, 2008, respectively. We had additional capacity of $295.0 million in our syndicated revolving credit facility at September 30, 2009.
We have long-term loan facilities under uncommitted master shelf agreements with Prudential Capital Group (“Prudential”), New York Life and Aviva Investors North America (“Aviva”) with available capacity at September 30, 2009 in the amount of $115.0 million, $15.0 million and $20.0 million, respectively. We can borrow under the Prudential facility until February 28, 2010, under the New York Life facility until March 16, 2010, and under the Aviva facility until December 10, 2011. Notes outstanding under these facilities mature over the next seven years. Individual borrowings are made at a fixed rate of interest and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding long-term borrowings was 6.09% and 5.58% for the nine months ended September 30, 2009 and 2008, respectively.
On July 2, 2009, we entered into a $300.0 million syndicated revolving credit facility with Bank of America, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A., and Wells Fargo Bank, N.A. that matures on July 2, 2012. On August 21, 2009, PNC Bank, N.A., Sovereign Bank, RBS Citizens, N.A., and SunTrust Bank joined the syndicated revolving credit facility increasing the availability to $420.0 million. This facility is committed with a one time fee of approximately $4.5 million and ongoing unused facility fee of 0.375%. Interest is payable at maturity at a rate to be determined at the time of borrowing. The syndicated revolving credit facility replaces our previous revolving credit facilities with Bank of America, N.A., JPMorganChase Bank, N.A., Morgan Stanley Bank, N.A., and Wachovia Bank, N.A. The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale and leaseback transactions, dividends, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that during any period of four fiscal quarters we maintain a consolidated funded debt leverage ratio of below 3.0 to 1.0.
On June 15, 2009, we repaid our $100.0 million Prudential Series D senior notes. In order to pay the Prudential Series D senior notes, we issued senior promissory notes under the uncommitted master shelf agreement with Prudential Capital Group in the aggregate principal amount of $50.0 million due June 15, 2016 and borrowed $50.0 million from our revolving credit facility with Bank of America N.A. Interest is payable quarterly at a fixed rate of 6.85% on the senior promissory notes.
On April 27, 2009, we issued a senior promissory note under an uncommitted master shelf agreement with Aviva Investors North America, Inc. in the aggregate principal amount of $30.0 million due April 27, 2013. Interest is payable quarterly at a fixed rate of 6.46%.
The uncommitted master shelf agreements and short-term loan facilities contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another company. The uncommitted master shelf agreements also contain financial covenants that require us to maintain a fixed charge coverage of no less than 275% and a leverage ratio of no more than 300%. As of December 31, 2008, the Company was in violation of an affirmative covenant that requires the Company to notify each lender within 30 days of the time an entity meets the criteria of a material subsidiary. In February 2009, the Company obtained a waiver from each of the lenders and amended its uncommitted master shelf agreements and revolving credit facilities to have two of its 100% owned subsidiaries, Verisk Health, Inc. and Interthinx, Inc., fully and unconditionally and jointly and severally guarantee all of its obligations under the master shelf agreements and revolving credit facilities.

Cash Flow
The following table summarizes our cash flow data for the nine months ended September 30, 2009 and 2008.

	For the Nine Months
	Ended September 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$255,576	$194,046
Net cash used in investing activities	$(168,304)	$(100,670)
Net cash used in financing activities	$(60,107)	$(66,489)
Operating Activities
Net cash provided by operating activities increased to $255.6 million for the nine months ended September 30, 2009 from $194.0 million for the nine months ended September 30, 2008. The increase in net cash provided by operating activities was principally due to an increase in cash receipts of approximately $92.9 million, a decrease in excess tax benefit from exercised stock options of $15.4 million, a decrease in payments of acquisition related liabilities of $1.9 million, and a decrease in salary and employee related payments of $10.2 million due to an additional pay-cycle that occurred during the nine months ended September 30, 2008. Our payroll is processed on a bi-weekly basis thereby requiring an additional pay-cycle once every ten years. This increase was partially offset by an increase in operating expense payments of $52.7 million and an increase in tax payments of $5.4 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Investing Activities
Net cash used in investing activities was $168.3 million for the nine months ended September 30, 2009 compared to $100.7 million for the nine months ended September 30, 2008. The increase in net cash used in investing activities was principally due to the acquisitions of D2 and TierMed for $58.8 million and increased escrow funding associated with acquisitions of $7.4 million. In addition, net proceeds from sales and maturities of available-for-sale securities declined by $21.1 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. These increases in net cash used in investing activities were partially offset by a $20.0 million decrease in payment of acquisition related liabilities during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Financing Activities
Net cash used in financing activities was $60.1 million for the nine months ended September 30, 2009 and $66.5 million for the nine months ended September 30, 2008. Net cash used in financing activities for the nine months ended September 30, 2009 included $46.7 million for redemptions of common stock and a decrease in total debt of $17.7 million, partially offset by excess tax benefits from exercised stock options of $1.7 million and stock option exercises and issuances of $2.6 million. Net cash used in financing activities for the nine months ended September 30, 2008 included $268.8 million for redemptions of common stock, partially offset by proceeds from debt of $154.8 million, excess tax benefits from exercised stock options of $17.1 million and stock option exercises and issuances of $30.4 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our Prospectus dated October 6, 2009 and filed with the Securities and Exchange Commission on October 7, 2009 and incorporated by reference herein.

Critical Accounting Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus dated October 6, 2009 and filed with the Securities and Exchange Commission on October 7, 2009 and incorporated by reference herein. Since the date of our Prospectus, there have been no material changes to our critical accounting estimates.

Item 3:	Qualitative and Quantitative Disclosures about Market Risk
We are exposed to market risk from fluctuations in interest rates. At September 30, 2009 we had borrowings outstanding under our revolving credit facilities of $125.0 million, which bear interest at variable rates based on LIBOR plus 2.50%. A change in interest rates on this variable rate debt impacts our pre-tax income and cash flows, but does not impact the fair value of the instruments. Based on our overall interest rate exposure at September 30, 2009, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $1.3 million based on our current level of borrowing.

Item 4:	Controls and Procedures
We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 when we file our annual report on Form 10-K for the year ending December 31, 2010.
(a) Evaluation of Disclosure Controls and Procedures
We are required to maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.
During the three month period ending September 30, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Accordingly, our management believes that the financial statements presented in this quarterly report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for all periods presented.

PART II OTHER INFORMATION

Item 1:	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business, including those matters described below. We are unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on our results of operations, financial position or cash flows. This is primarily because many of these cases remain in their early stages and only limited discovery has taken place. Although we believe we have strong defenses for the litigation proceedings described below, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, financial position or cash flows.
See Note 15 to our condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A:	Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our Prospectus dated October 6, 2009 and filed with the Securities and Exchange Commission on October 7, 2009 and such information is incorporated by reference herein.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3:	Defaults Upon Senior Securities
None.

Item 4:	Submission of Matters to a Vote of Security Holders
None.

Item 5:	Other Information
None.

Item 6:	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

by:	/s/ Mark V. Anquillare
November 16, 2009	Mark V. Anquillare
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
10.1	Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
10.2	Form of Stock Option Award Agreement.*
10.3	Form of Letter Agreement, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated October 7, 2008.
10.4
Credit Agreement, dated as of July 2, 2009, between Insurance Services Office, Inc. and Bank of America, N.A., as Administrative Agent, and the lenders party thereto, incorporated herein by reference to Exhibit 10.6 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, dated August 21, 2009.

10.5	Employment Agreement with Frank J. Coyne, incorporated herein by reference to Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
Form of Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.8 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1
Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1
Prospectus, dated October 6, 2009, filed with the Securities and Exchange Commission on October 7, 2009, incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-152973).

* Filed herewith.