Form 10-K
period 2009-12-31
Verisk Analytics, Inc.
filed 2010-03-09
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34480
VERISK ANALYTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2994223 (I.R.S. Employer Identification No.)

545 Washington Boulevard Jersey City, NJ	07310-1686
(Address of principal executive offices)	(Zip Code)
(201) 469-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A common stock $.001 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No
The registrant completed the initial public offering of its common stock in October 2009. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on March 8, 2010 was approximately $4,494,391,216.
The number of shares outstanding of each of the registrant’s classes of common stock, as of March 5, 2010 was:

Class	Shares Outstanding
Class A common stock $.001 par value	125,815,600
Class B (Series 1) common stock $.001 par value	27,118,975
Class B (Series 2) common stock $.001 par value	27,118,975
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

Unless the context otherwise indicates or requires, as used in this annual report on Form 10-K, references to “we,” “us,” “our” or the “Company” refer to Verisk Analytics, Inc. and its subsidiaries.
In this annual report on Form 10-K, all dollar amounts are expressed in thousands, unless indicated otherwise.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Verisk Analytics, Inc., or Verisk, has made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this annual report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors.” You should specifically consider the numerous risks outlined under “Risk Factors.”
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this annual report on Form 10-K to conform our prior statements to actual results or revised expectations.
PART I
Item 1. Business
Our Company
Verisk Analytics, Inc. enables risk-bearing businesses to better understand and manage their risks. We provide value to our customers by supplying proprietary data that, combined with our analytic methods, creates embedded decision support solutions. We are the largest aggregator and provider of detailed actuarial and underwriting data pertaining to United States, or U.S., property and casualty, or P&C, insurance risks. We offer solutions for detecting fraud in the U.S. P&C insurance, healthcare and mortgage industries, and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to health insurance.
Our customers use our solutions to make better risk decisions with greater efficiency and discipline. We refer to these products and services as ‘solutions’ due to the integration among our services and the flexibility that enables our customers to purchase components or the comprehensive package. These ‘solutions’ take various forms, including data, statistical models or tailored analytics, all designed to allow our clients to make more logical decisions. We believe our solutions for analyzing risk positively impact our customers’ revenues and help them better manage their costs. In 2009, our U.S. customers included all of the top 100 P&C insurance providers, numerous health plans and third party administrators, five of the six leading mortgage insurers, 14 of the top 20 mortgage lenders, and the 10 largest global reinsurers. We believe that our commitment to our customers and the embedded nature of our solutions serve to strengthen and extend our relationships. For example, 99 of our top 100 customers in 2009, as ranked by revenue, have been our customers for each of the last five years. Further, from 2005 to 2009, revenues generated from these top 100 customers grew at a compound annual growth rate, or CAGR, of 12.3%.

We help those businesses address what we believe are the four primary decision making processes essential for managing risk as set forth below in the Verisk Risk Analysis Framework:
The Verisk Risk Analysis Framework
These four processes correspond to various functional areas inside our customers’ operations:
•	our loss predictions are typically used by P&C insurance and healthcare actuaries, advanced analytics groups and loss control groups to help drive their own assessments of future losses;
•	our risk selection and pricing solutions are typically used by underwriters as they manage their books of business;
•	our fraud detection and prevention tools are used by P&C insurance, healthcare and mortgage underwriters to root out fraud prospectively and by claims departments to speed claims and find fraud retroactively; and
•	our tools to quantify loss are primarily used by claims departments, independent adjustors and contractors.
We add value by linking our solutions across these four key processes; for example, we use the same modeling methods to support the pricing of homeowner’s insurance policies and to quantify the actual losses when damage occurs to insured homes.
We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically pre-paid and represented approximately 71.0% of our revenues in 2009. For the year ended December 31, 2009, we had revenues of $1,027.1 million and net income of $126.6 million. Prior to our initial public offering, we accelerated our Employee Stock Ownership Plan, or ESOP, allocation resulting in a one time, non-cash charge of $57.7 million. For the five year period ended December 31, 2009, our revenues and net income grew at a CAGR of 12.3% and 10.3%, respectively, excluding the accelerated ESOP charge in 2009.

Our History
We trace our history to 1971, when Insurance Services Office, Inc., or ISO, started operations as a not-for-profit advisory and rating organization providing services for the U.S. P&C insurance industry. ISO was formed as an association of insurance companies to gather statistical data and other information from insurers and report to regulators, as required by law. ISO’s original functions also included developing programs to help insurers define and manage insurance products and providing information to help insurers determine their own independent premium rates. Insurers used and continue to use our offerings primarily in their product development, underwriting and rating functions. Today, those businesses form the core of our Risk Assessment segment.
Over the past decade, we have transformed our business beyond its original functions by deepening and broadening our data assets, developing a set of integrated risk management solutions and services and addressing new markets through our Decision Analytics segment.
Our expansion into analytics began when we acquired the American Insurance Services Group, or AISG, and certain operations and assets of the National Insurance Crime Bureau in 1997 and 1998, respectively. Those organizations brought to the company large databases of insurance claims, as well as expertise in detecting and preventing claims fraud. To further expand our Decision Analytics segment, we acquired AIR Worldwide, or AIR, in 2002, the technological leader in catastrophe modeling. In 2004, we entered the healthcare space by acquiring several businesses that now offer web-based analytical and reporting systems for health insurers, provider organizations and self-insured employers. In 2005 we entered the mortgage lending sector, acquiring the first of several businesses that now provide automated fraud detection, compliance and decision support solutions for the U.S. mortgage industry. In 2006, to bolster our position in the claims field we acquired Xactware, a leading supplier of estimating software for professionals involved in building repair and reconstruction.
These acquisitions have added scale, geographic reach, highly skilled workforces, and a wide array of new capabilities to our Decision Analytics segment. They have helped to make us a leading provider of information and decision analytics for customers involved in the business of risk in the U.S. and selectively around the world.
Our senior management operating team, which includes our chief executive officer, chief financial officer, chief operating officer, general counsel, and the three senior officers who lead our largest business units, have been with us for an average of almost twenty years. This team has led our transformation to a successful for-profit entity, focused on growth with our U.S. P&C insurer customers and expansion into a variety of new markets.
On May 23, 2008, in contemplation of our initial public offering, ISO formed Verisk Analytics, Inc., or Verisk, a Delaware corporation, to be the holding company for our business. Verisk was initially formed as a wholly-owned subsidiary of ISO. On October 6, 2009, in connection with our initial public offering, the company effected a reorganization whereby ISO became a wholly-owned subsidiary of Verisk. Verisk Class A common stock began trading on the NASDAQ Global Select Market on October 7, 2009 under the symbol “VRSK.”

Segments
We organize our business in two segments: Risk Assessment and Decision Analytics.
Risk Assessment Segment
Our Risk Assessment segment serves our P&C insurance customers and focuses on the first two decision making processes in our Risk Analysis Framework: prediction of loss and selection and pricing of risk. Within this segment, we also provide solutions to help our insurance customers comply with their reporting requirements in each U.S. state in which they operate. Our customers include most of the P&C insurance providers in the U.S. and we have retained approximately 99.0% of our P&C insurance customer base within the Risk Assessment segment in each of the last five years.
Statistical Agent and Data Services
The P&C insurance industry is heavily regulated in the U.S. P&C insurers are required to collect statistical data about their premiums and losses and to report that data to regulators in every state in which they operate. Our statistical agent services have enabled P&C insurers to meet these regulatory requirements for over 30 years. We aggregate the data and, as a licensed “statistical agent” in all 50 states, Puerto Rico and the District of Columbia, we report these statistics to insurance regulators. We are able to capture significant economies of scale given the level of penetration of this service within the U.S. P&C insurance industry.
To provide our customers and the regulators the information they require, we maintain one of the largest private databases in the world. Over the past four decades, we have developed core expertise in acquiring, processing, managing, and operating large and comprehensive databases that are the foundation of our Risk Assessment segment. We use our proprietary technology to assemble, organize and update vast amounts of detailed information submitted by our customers. We supplement this data with publicly available information.
Each year, P&C insurers send us approximately 2.9 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain a database of over 14.5 billion statistical records, including over 5 billion commercial lines records and approximately 9.4 billion personal lines records. We collect unit-transaction detail of each premium and loss record, which enhances the validity, reliability and accuracy of our data sets and our actuarial analyses. Our proprietary quality process includes almost 2,500 separate checks to ensure that data meet our high standards of quality.
Actuarial Services
We provide actuarial services to help our customers price their risks as they underwrite. We project future losses and loss expenses utilizing a broad set of data. These projections tend to be more reliable than if our customers used solely their own data. We provide loss costs by coverage, class, territory, and many other categories. Our customers can use our estimates of future loss costs in making independent decisions about the prices charged for their policies. For most P&C insurers, in most lines of business, we believe our loss costs are an essential input to rating decisions. We make a number of actuarial adjustments, including loss development and loss adjustment expenses before the data is used to estimate future loss costs. Our actuarial services are also used to create the analytics underlying our industry-standard insurance programs described below.
Our employees include over 200 actuarial professionals, including 43 Fellows and 26 Associates of the Casualty Actuarial Society, as well as 145 Chartered Property Casualty Underwriters, 12 Certified and 23 Associate Insurance Data Managers, 178 members of the Insurance Data Management Association and 145 professionals with advanced degrees, including PhDs in mathematics and statistical modeling who review both the data and the models.
Using our large database of premium and loss data, our actuaries are able to perform sophisticated analyses using our predictive models and analytic methods to help our P&C insurance customers with pricing, loss reserving, and marketing. We distribute a number of actuarial products and offer flexible services to meet our customers’ needs. In addition, our actuarial consultants provide customized services for our clients that include assisting them with the development of independent insurance programs, analysis of their own underwriting experience, development of classification systems and rating plans, and a wide variety of other business decisions. We also supply information to a wide variety of customers in other markets including reinsurance, government agencies and real estate.

Industry-Standard Insurance Programs
We are the recognized leader in the U.S. for industry-standard insurance programs that help P&C insurers define coverages and issue policies. Our policy language, prospective loss cost information and policy writing rules can serve as integrated turnkey insurance programs for our customers. Insurance companies need to ensure that their policy language, rules, and rates comply with all applicable legal and regulatory requirements. Insurers must also make sure their policies remain competitive by promptly changing coverages in response to changes in statutes or case law. To meet their needs, we process and interface with state regulators on average over 4,000 filings each year, ensuring smooth implementation of our rules and forms. When insurers choose to develop their own alternative programs, our industry-standard insurance programs also help regulators make sure that such insurers’ policies meet basic coverage requirements.
Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps to ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation, because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements and policy writing support language that assist our customers in understanding the risks they assume and the coverages they are offering. With these policy programs, insurers also benefit from economies of scale. We have over 200 specialized lawyers and insurance experts reviewing changes in each state’s insurance rules and regulations, including on average over 11,200 legislative bills, 1,100 regulatory actions and 2,000 court cases per year, to make any required changes to our policy language and rating information.
To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowner’s line of insurance, we maintain policy language and rules for six basic coverages, 180 national endorsements, and 489 state-specific endorsements. Overall, we provide policy language, prospective loss costs, policy writing rules, and a variety of other solutions for 24 lines of insurance.
Property-Specific Rating and Underwriting Information
We gather information on individual properties and communities so that insurers can use our information to evaluate and price personal and commercial property insurance, as well as commercial liability insurance. Our property-specific rating and underwriting information allow our customers to understand, quantify, underwrite, mitigate, and avoid potential loss for residential and commercial properties. Our database contains loss costs and other vital information on approximately 2.8 million commercial buildings in the United States and also holds information on approximately 5.4 million individual businesses occupying those buildings. We have a staff of more than 600 field representatives strategically located around the United States who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits over 350,000 commercial properties to collect information on new buildings and verify building attributes.
We also provide proprietary analytic measures of the ability of individual communities to mitigate losses from important perils. Nearly every property insurer in the U.S. uses our evaluations of community firefighting capabilities to help determine premiums for fire insurance throughout the country. We provide field-verified and validated data on the fire protection services for more than 46,000 fire response jurisdictions. We also offer services to evaluate the effectiveness of community enforcement of building codes and the efforts of communities to mitigate damage from flooding. Further, we provide information on the insurance rating territories, premium taxes, crime risk, and hazards of windstorm, earthquake, wildfire, and other perils. To supplement our data on specific commercial properties and individual communities, we have assembled, from a variety of internal and third-party sources, information on hazards related to geographic locations representing every postal address in the U.S. Insurers use this information not only for policy quoting but also for analyzing risk concentration in geographical areas.
Decision Analytics Segment
In the Decision Analytics segment, we support all four phases of our Risk Analysis Framework. We develop predictive models to forecast scenarios and produce both standard and customized analytics that help our customers better predict loss, select and price risk, detect fraud before and after a loss event, and quantify losses.

As we develop our models to quantify loss and detect fraud, we improve our ability to predict the loss and prevent the fraud from happening. We believe this provides us with a significant competitive advantage over firms that do not offer solutions which operate both before and after loss events.
Fraud Detection and Prevention
P&C Insurance
We are a leading provider of fraud-detection tools for the P&C insurance industry. Our fraud solutions improve our customers’ profitability by both predicting the likelihood that fraud is occurring and detecting suspicious activity after it has occurred. When a claim is submitted, our system searches our database and returns information about other claims filed by the same individuals or businesses (either as claimants or insurers) that help our customers determine if fraud has occurred. The system searches for matches in identifying information fields, such as name, address, Social Security number, vehicle identification number, driver’s license number, tax identification number, or other parties to the loss. Our system also includes advanced name and address searching to perform intelligent searches and improve the overall quality of the matches. Information from match reports speeds payment of meritorious claims while providing a defense against fraud and can lead to denial of a claim, negotiation of a reduced award or further investigation by the insurer or law enforcement.
We have a comprehensive system used by claims adjusters and investigations professionals to process claims and fight fraud. Claims databases are one of the key tools in the fight against insurance fraud. The benefits of a single all-claims database include improved efficiency in reporting data and searching for information, enhanced capabilities for detecting suspicious claims and superior information for investigating fraudulent claims, suspicious individuals and possible fraud rings. Our database contains information on more than 668 million claims and is the world’s largest database of claims information. Insurers and other participants submit new claim reports, more than 235,000 a day on average, across all categories of the U.S. P&C insurance industry.
We also provide a service allowing insurers to report thefts of automobiles and property, improving the chances of recovering those items; a service that helps owners and insurers recover stolen heavy construction and agricultural equipment; an expert scoring system that helps distinguish between suspicious and meritorious claims; and products that use link-analysis technology to help visualize and fight insurance fraud.
We have begun to expand our fraud solutions to overseas markets. We built and launched a system in Israel in 2006 that provides claims fraud detection, claims investigation support and some underwriting services to all Israeli insurers.
Mortgage
We are a leading provider of automated fraud detection, compliance and decision-support tools for the mortgage industry. Utilizing our own loan level application database combined with actual mortgage loan performance data, we have established a risk scoring system which increases our customers’ ability to detect fraud. We provide solutions that detect fraud through each step of the mortgage lifecycle and provide regulatory compliance solutions that perform instant compliance reviews of each mortgage application. Our fraud solutions can improve our customers’ profitability by predicting the likelihood that a customer account is experiencing fraud. Our solution analyzes customer transactions in real time and generates recommendations for immediate action which are critical to stopping fraud and abuse. These applications can also detect some organized fraud schemes that are too complex and well-hidden to be identified by other methods.

Effective fraud detection relies on pattern identification, which in turn requires us to identify, isolate and track mortgage applications through time. Histories of multiple loans, both valid and fraudulent, are required to compare a submitted loan both to actual data and heuristic analyses. For this reason, unless fraud detection solutions are fueled by comprehensive data, their practicality is limited. Our proprietary database contains more than 13 million current and historical loan applications collected over the past three years. This database contains data from loan applications as well as supplementary third-party data.
Our technology employs sophisticated models to identify patterns in the data. Our solution provides a score, which predicts whether the information provided by a mortgage applicant is correct. Working with data obtained through our partnership with a credit bureau, we have demonstrated a strong correlation between fraudulent information in the application and the likelihood of both foreclosure and early payment default on loans. We believe our solution is based upon a more comprehensive set of loan level information than any other provider in the mortgage industry.
We also provide forensic audit services for the mortgage origination and mortgage insurance industries. Our predictive screening tools predict which defaulted loans are the most likely candidates for full audits for the purpose of detecting fraud. We then generate detailed audit reports on defaulted mortgage loans. Those reports serve as a key component of the loss mitigation strategies of mortgage loan insurers. The recent turmoil in the mortgage industry has created a period of unprecedented opportunity for growth in demand for our services, as we believe most mortgage insurers do not have the in-house capacity to respond to and properly review all of their defaulted loans for evidence of fraud.
Healthcare
We offer solutions that help healthcare claims payors detect fraud, abuse and overpayment. Our approach combines computer-based modeling and profiling of claims with analysis performed by clinical experts. We run our customers’ claims through our proprietary analytic system to identify potential fraud, abuse and overpayment, and then a registered nurse, physician or other clinical specialist skilled in coding and reimbursement decisions reviews all suspect claims and billing patterns. This combination of system and human review is unique in the industry and we believe offers improved accuracy for paying claims.
We analyze the patterns of claims produced by individual physicians, physicians’ practices, hospitals, dentists, and pharmacies to locate the sources of fraud. After a suspicious source of claims is identified, our real-time analytic solutions investigate each claim individually for particular violations, including upcoding, multiple billings, services claimed but not rendered, and billing by unlicensed providers. By finding the individual claims with the most cost-recovery potential and also minimizing the number of false-positive indications of fraud, we enable the special investigation units of healthcare payors to efficiently control their claims costs while maintaining high levels of customer service to their insurers.
We also offer web-based reporting tools that let payors take definitive action to prevent overpayments or payment of fraudulent claims. The tools provide the documentation that helps to identify, investigate and prevent abusive and fraudulent activity by providers.
Prediction of Loss and Selection and Pricing of Risk
P&C Insurance
We pioneered the field of probabilistic catastrophe modeling used by insurers, reinsurers and financial institutions to manage their catastrophe risk. Our models of global natural hazards, which form the basis of our solutions, enable companies to identify, quantify and plan for the financial consequences of catastrophic events. We have developed models, covering natural hazards, including hurricanes, earthquakes, winter storms, tornadoes, hailstorms, and flood, for potential loss events in more than 50 countries. We have also developed and introduced a probabilistic terrorism model capable of quantifying the risk in the U.S. from this emerging threat, which supports pricing and underwriting decisions down to the level of an individual policy.
Healthcare
We are a leading provider of healthcare business intelligence and predictive modeling. We provide analytical and reporting systems to health insurers, provider organizations and self-insured employers. Those organizations use our solutions to review their healthcare data, including information on claims, membership, providers and utilization, and provide cost trends, forecasts and actuarial, financial and utilization analyses.

For example, our solutions allow our customers to predict medical costs and improve the financing and organization of health services. Our predictive models help our customers identify high-cost cases for care- and disease-management intervention, compare providers adjusting for differences in health, predict resource use for individuals and populations, establish health-based and performance-based payments, negotiate payments and incentives, negotiate premium rates, and measure return on investment.
We also provide our customers healthcare consulting services using complex clinical analyses to uncover reasons behind cost and utilization increases. Physicians and hospitals are adopting and acquiring new technologies, drugs and devices more rapidly than ever before. We provide financial and actuarial consulting, clinical consulting, technical and implementation services and training services to help our customers manage costs and risks to their practices.
We are also beginning to expand our healthcare business internationally. We have recently secured an agreement with the German government to develop a risk-adjustment methodology based on our solutions. Our diagnosis-based risk-adjustment methods and predictive modeling tools will support the German healthcare system in the improvement of quality and efficiency of care.
Quantification of Loss
P&C Insurance
We provide data, analytic and networking products for professionals involved in estimating all phases of building repair and reconstruction. We provide solutions for every phase of a building’s life, including:
•	estimating replacement costs during the insurance underwriting process;
•	quantifying the ultimate cost of repair or reconstruction of damaged or destroyed buildings;
•	aiding in the settlement of insurance claims; and
•	tracking the process of repair or reconstruction and facilitating communication among insurers, adjusters, contractors and policyholders.
To help our customers estimate replacement costs, we also provide a solution that assists contractors and insurance adjusters to estimate repairs using a patented plan-sketching program. The program allows our customers to sketch floor plans, roof plans and wall-framing plans and automatically calculates material and labor quantities for the construction of walls, floors, footings and roofs.
We also offer our customers access to wholesale and retail price lists, which include structural repair and restoration pricing for 467 separate economic areas in North America. We revise this information monthly and, in the aftermath of a major disaster, we can update the price lists as often as weekly to reflect rapid price changes. Our structural repair and cleaning database contains more than 11,000 unit-cost line items. For each line item such as smoke cleaning, water extraction and hazardous cleanup, we provide time and material pricing, including labor, labor productivity rates (for new construction and restoration), labor burden and overhead, material costs, and equipment costs. We improve our pricing data by analyzing the actual claims experience of our customers to verify our estimates. We estimate that more than 60.0% of all homeowners’ claims settled in the U.S. annually use our solution. Such a large percentage of the industry’s claims leads to accurate pricing information, which we believe is unmatched in the industry.
We also estimate industry-wide insured losses from individual catastrophic events. We report information on disasters and determine the extent and type of damage, dates of occurrence, and geographic areas affected. We define a catastrophe as an event that causes $25 million or more in direct insured losses to property and that affects a significant number of policyholders and insurers. For each catastrophe, our loss estimate represents anticipated industry-wide insurance payments for property lines of insurance covering fixed property, building contents, time-element losses, vehicles, and inland marine (diverse goods and properties). We assign a serial number that allows our customers to track losses and reserves related to a single, discrete event. Under many reinsurance contracts and catastrophe bonds, our serial number is important for determining which losses will trigger reinsurance coverage or payment.
Our estimates allow our customers to set loss reserves, deploy field adjusters and verify internal company estimates. Our estimates also keep insurers, their customers, regulators, and other interested parties informed about the total costs of disasters. We also provide our customers access to daily reports on severe weather and catastrophes and we maintain a database of information on catastrophe losses in the U.S. since 1950.

Our Growth Strategy
Over the past five years, we have grown our revenues at a CAGR of 12.3% through the successful execution of our business plan. These results reflect strong organic revenue growth, new product development and selected acquisitions. We have made, and continue to make, investments in people, data sets, analytic solutions, technology, and complementary businesses. The key components of our strategy include:
Increase Sales to Insurance Customers. We expect to expand the application of our solutions in insurance customers’ internal risk and underwriting processes. Building on our deep knowledge of, and embedded position in, the insurance industry, we expect to sell more solutions to existing customers tailored to individual insurance segments. By increasing the breadth and relevance of our offerings, we believe we can strengthen our relationships with customers and increase our value to their decision making in critical ways.
Develop New, Proprietary Data Sets and Predictive Analytics. We work with our customers to understand their evolving needs. We plan to create new solutions by enriching our mix of proprietary data sets, analytic solutions and effective decision support across the markets we serve. We constantly seek to add new data sets that can further leverage our analytic methods, technology platforms and intellectual capital.
Leverage Our Intellectual Capital to Expand into Adjacent Markets and New Customer Sectors. Our organization is built on nearly four decades of intellectual property in risk management. We believe we can continue to profitably expand the use of our intellectual capital and apply our analytic methods in new markets, where significant opportunities for long-term growth exist. We also continue to pursue growth through targeted international expansion. We have already demonstrated the effectiveness of this strategy with our expansion into healthcare and non-insurance financial services.
Pursue Strategic Acquisitions that Complement Our Leadership Positions. We will continue to expand our data and analytics capabilities across industries. While we expect this will occur primarily through organic growth, we have and will continue to acquire assets and businesses that strengthen our value proposition to customers. We have developed an internal capability to source, evaluate and integrate acquisitions that have created value for shareholders. As of December 31, 2009, we have acquired 15 businesses in the past five years, which in the aggregate have increased their revenue with a weighted average CAGR of 42.6% over the same period.
Our Customers
Risk Assessment Customers
The customers in our Risk Assessment segment include the top 100 P&C insurance providers in the United States. Our statistical agent services are used by a substantial majority of P&C insurance providers in the U.S. to report to regulators. Our actuarial services and industry-standard insurance programs are used by the majority of insurers and reinsurers in the U.S. In addition, certain agencies of the federal government, as well as county and state governmental agencies and organizations, use our solutions to help satisfy government needs for risk assessment and emergency response information. In 2009 our largest Risk Assessment customer accounted for 5.0% of segment revenues and our top ten customers accounted for 28.3% of segment revenues. See Item 13. “Certain Relationships and Related Transactions, and Director Independence — Customer Relationships” for more information on our relationship with our principal stockholders.
Decision Analytics Customers
In the Decision Analytics segment, we provide our P&C insurance solutions to the majority of the P&C insurers in the U.S. Specifically, our claims database serves thousands of customers, representing more than 93.0% of the P&C insurance industry by premium volume, 26 state workers’ compensation insurance funds, 598 self-insurers, 457 third-party administrators, several state fraud bureaus, and many law-enforcement agencies involved in investigation and prosecution of insurance fraud. In addition, our catastrophe modeling solutions have been used in approximately 50.0% of the dollar value of catastrophe bond securitizations through 2009. Also, P&C insurance companies using our building and repair solutions handle over 60.0% of the property claims in the U.S. We estimate that more than 80.0% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data.
In the U.S. healthcare industry, our customers include numerous health plans and third party administrators. In 2009, our largest customer in the Decision Analytics segment accounted for 6.2% of segment revenues and our top ten Decision Analytics customers accounted for 23.2% of segment revenues.
In the U.S. mortgage industry, we have more than 990 customers. We provide our solutions to 14 of the top 20 mortgage lenders and five of the top six mortgage insurers. We have been providing services to mortgage insurers for over 20 years.
Our Competitors
We believe no single competitor currently offers the same scope of services and market coverage we provide. The breadth of markets we serve exposes us to a broad range of competitors.
Risk Assessment Competitors
Our Risk Assessment segment operates primarily in the U.S. P&C insurance industry, where we enjoy a leading market presence. We have a number of competitors in specific lines or services.
We encounter competition from a number of sources, including insurers who develop internal technology and actuarial methods for proprietary insurance programs. Competitors also include other statistical agents, including the National Independent Statistical Service, the Independent Statistical Service and other advisory organizations, providing underwriting rules, prospective loss costs and coverage language such as the American Association of Insurance Services and Mutual Services Organization.

Competitors for our property-specific rating and underwriting information are primarily limited to a number of regional providers of commercial property inspections and surveys, including Overland Solutions, Inc. and Regional Reporting, Inc. We also compete with a variety of organizations that offer consulting services, primarily specialty technology and consulting firms. In addition, a customer may use its own internal resources rather than engage an outside firm for these services. Our competitors also include information technology product and services vendors including CDS, Inc., management and strategy consulting firms including Deloitte, and smaller specialized information technology firms and analytical services firms including Pinnacle Consulting and EMB.
Decision Analytics Competitors
In the P&C insurance claims market and catastrophe modeling market, certain products are offered by a number of companies, including, ChoicePoint (loss histories and motor vehicle records for personal lines underwriting), Explore Information Services (personal automobile underwriting) and Risk Management Solutions (catastrophe modeling). We believe that our P&C insurance industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against these competitors with more limited offerings. In the healthcare market, certain products are offered by a number of companies, including Computer Sciences Corporation (evaluation of bodily injury and workers’ compensation claims), Fair Isaac Corporation (workers’ compensation and healthcare claims cost containment) and Ingenix, McKesson and Medstat (healthcare predictive modeling and business intelligence). Competitive factors include application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and price. In the mortgage analytics solutions market, our competitors include First American CoreLogic and DataVerify Corporation (mortgage lending fraud identification) and ComplianceEase and Mavent (mortgage regulatory compliance). We believe that none of our competitors in the mortgage analytics market offers the same expertise in fraud detection analytics or forensic audit capabilities.
Development of New Solutions
We take a market-focused team approach to developing our solutions. Our operating units are responsible for developing, reviewing and enhancing our various products and services. Our data management and production team designs and manages our processes and systems for market data procurement, proprietary data production and quality control. Our Enterprise Data Management, or EDM, team supports our efforts to create new information and products from available data and explores new methods of collecting data. EDM is focused on understanding and documenting business-unit and corporate data assets and data issues; sharing and combining data assets across the enterprise; creating an enterprise data strategy; facilitating research and product development; and promoting cross-enterprise communication.
Our software development team builds the technology used in many of our solutions. As part of our product-development process, we continually solicit feedback from our customers on the value of our products and services and the market’s needs. We have established an extensive system of customer advisory panels, which meet regularly throughout the year to help us respond effectively to the needs of our markets. In addition, we use frequent sales calls, executive visits, user group meetings, and other industry forums to gather information to match the needs of the market with our product development efforts. We also use a variety of market research techniques to enhance our understanding of our clients and the markets in which they operate.
We also add to our offerings through an active acquisition program. Since 2005, we have acquired 15 businesses, which have allowed us to enter new markets, offer new products and enhance the value of existing products with additional proprietary sources of data.
When we find it advantageous, we augment our proprietary data sources and systems by forming alliances with other leading information providers and technology companies and integrating their product offerings into our offerings. This approach gives our customers the opportunity to obtain the information they need from a single source and more easily integrate the information into their workflows.

Sales, Marketing and Customer Support
We sell our products and services primarily through direct interaction with our clients. We employ a three-tier sales structure that includes salespeople, product specialists and sales support. As of December 31, 2009, we had a sales force of 137 people. Within the company, several areas have sales teams that specialize in specific products and services. These specialized sales teams sell specific, highly technical product sets to targeted markets.
To provide account management to our largest customers, we segment the insurance market into two groups. National Accounts constitutes our 20 largest customers and Strategic Accounts includes all other insurance companies. Each market segment has its own sales team. Salespeople are responsible for our overall relationship with P&C insurance companies.
Salespeople participate in both customer-service and sales activities. They provide direct support, interacting frequently with assigned customers to assure a positive experience using our services. Salespeople also seek out new sales opportunities and provide support to the rest of the sales team. We believe our salespeople’s product knowledge and local presence differentiates us from our competition. Product specialists have product expertise and work with salespeople on specific opportunities for their assigned products. Both salespeople and product specialists have responsibility for identifying new sales opportunities. A team approach and a common customer relationship management system allow for effective coordination between the two groups.
Sources of our Data
The data we use to perform our analytics and power our solutions are sourced through six different kinds of data arrangements. First, we gather data from our customers within agreements that also permit our customers to use the solutions created upon their data. These agreements remain in effect unless the data contributor chooses to opt out and represent our primary method of data gathering. It is very rare that contributors elect not to continue providing us data. Second, we have agreements with data contributors in which we specify the particular uses of their data and provide to the data contributors their required levels of privacy, protection of data and where necessary de-identification of data. These agreements represent no cost to us and generally feature a specified period of time for the data contributions and require renewal. Third, we “mine” data found inside the transactions supported by our solutions; as an example, we utilize the claims settlement data generated inside our repair cost estimating solution to improve the cost factors used in our models. Again, these arrangements represent no cost to us and we obtain the consent of our customers to make use of their data in this way. Fourth, we source data generally at no cost from public sources including federal, state and local governments. Fifth, we gather data about the physical characteristics of commercial properties through the direct observation of our field staff that also perform property surveys at the request of, and facilitated by, property insurers. Lastly, we purchase data from data aggregators under contracts that reflect prevailing market pricing for the data elements purchased, including county tax assessor records, descriptions of hazards such as flood plains and professional licenses. In all our modes of data collection, we are the owners of whatever derivative solutions we create using the data. Because of the efficiency of our data gathering methods and the lack of any cost associated with a large portion of our data, our costs of data received from our customers were 1.9% and 1.8% of revenues for the years ended December 31, 2009 and 2008, respectively.

Information Technology
Technology
Our information technology systems are fundamental to our success. They are used for the storage, processing, access and delivery of the data which forms the foundation of our business and the development and delivery of our solutions provided to our clients. Much of the technology we use and provide to our clients is developed, maintained and supported by approximately 800 employees. We generally own or have secured ongoing rights to use for the purposes of our business all the customer-facing applications which are material to our operations. We support and implement a mix of technologies, focused on implementing the most efficient technology for any given business requirement or task.
Data Centers
We have two primary data centers in Jersey City, New Jersey and Orem, Utah. In addition, we have data centers dedicated to certain business units, including AIR and Verisk Health in Boston and AISG Claimsearch in Israel. In addition to these key data centers, we also have a number of smaller data centers located in other states.
Disaster Recovery
We are committed to a framework for business continuity management and carry out annual reviews of the state of preparedness of each business unit. All of our critical databases, systems and contracted client services are also regularly recovered. We also have documented disaster recovery plans in place for each of our major data centers and each of our solutions. Our primary data center recovery site is in New York State, approximately 50 miles northwest of Jersey City, New Jersey.
Security
We have adopted a wide range of measures to ensure the security of our IT infrastructure and data. Security measures generally cover the following key areas: physical security; logical security of the perimeter; network security such as firewalls; logical access to the operating systems; deployment of virus detection software; and appropriate policies and procedures relating to removable media such as laptops. All laptops are encrypted and media leaving our premises that is sent to a third-party storage facility is also encrypted. This commitment has led us to achieve certification from CyberTrust (an industry leader in information security certification) since 2002.
Intellectual Property
We own a significant number of intellectual property rights, including copyrights, trademarks, trade secrets and patents. Specifically, our policy language, insurance manuals, software and databases are protected by both registered and common law copyrights, and the licensing of those materials to our customers for their use represents a large portion of our revenue. We also own in excess of 500 trademarks in the U.S. and foreign countries, including the names of our products and services and our logos and tag lines, many of which are registered. We believe many of our trademarks, trade names, service marks and logos to be of material importance to our business as they assist our customers in identifying our products and services and the quality that stands behind them. We consider our intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret and patent) and contractual safeguards in a comprehensive intellectual property enforcement program to protect them wherever they are used.
We also own several software method and processing patents and have several pending patent applications in the U.S. that complement our products. The patents and patent applications include claims which pertain to technology, including a patent for our Claims Outcome Advisor software, and for our Xactware Sketch product. We believe the protection of our proprietary technology is important to our success and we will continue to seek to protect those intellectual property assets for which we have expended substantial research and development capital and which are material to our business.
In order to maintain control of our intellectual property, we enter into license agreements with our customers, granting each customer a license to use our products and services, including our software and databases. This helps to maintain the integrity of our proprietary intellectual property and to protect the embedded information and technology contained in our solutions. As a general practice, employees, contractors and other parties with access to our proprietary information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information and technology.

Employees
As of December 31, 2009, we employed 4,072 full-time and 181 part-time employees. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Regulation
Because our business involves the distribution of certain personal, public and non-public data to businesses and governmental entities that make eligibility, service and marketing decisions based on such data, certain of our solutions and services are subject to regulation under federal, state and local laws in the United States and, to a lesser extent, foreign countries. Examples of such regulation include the Fair Credit Reporting Act, which regulates the use of consumer credit report information; the Gramm-Leach-Bliley Act, which regulates the use of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions; the Health Insurance Portability and Accountability Act, which restricts the public disclosure of patient information and applies indirectly to companies that provide services to healthcare businesses; the Drivers Privacy Protection Act, which prohibits the public disclosure, use or resale by any state’s department of motor vehicles of personal information about an individual that was obtained by the department in connection with a motor vehicle record, except for a “permissible purpose” and various other federal, state and local laws and regulations.
These laws generally restrict the use and disclosure of personal information and provide consumers certain rights to know the manner in which their personal information is being used, to challenge the accuracy of such information and/or to prevent the use and disclosure of such information. In certain instances, these laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as obligations to provide notification of security breaches in certain circumstances.
We are also licensed as a rating, rate service, advisory or statistical organization under state insurance codes in all fifty states, Puerto Rico, Guam, the Virgin Islands and the District of Columbia. As such an advisory organization, we provide statistical, actuarial, policy language development and related products and services to property/casualty insurers, including advisory prospective loss costs, other prospective cost information, manual rules and policy language. We also serve as an officially designated statistical agent of state insurance regulators to collect policy-writing and loss statistics of individual insurers and compile that information into reports used by the regulators.
Many of our products, services and operations as well as insurer use of our services are subject to state rather than federal regulation by virtue of the McCarran-Ferguson Act. As a result, many of our operations and products are subject to review and/or approval by state regulators. Furthermore, our operations involving licensed advisory organization activities are subject to periodic examinations conducted by state regulators and our operations and products are subject to state antitrust and trade practice statutes within or outside state insurance codes, which are typically enforced by state attorneys general and/or insurance regulators.

Available Information
We maintain an Investor Relations website on the Internet at investor.verisk.com. We make available free of charge, on or through this website, our annual, quarterly, and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, click on the “Financial Information” - “SEC Filings” link found on our Investor Relations homepage. Verisk trades on the NASDAQ Global Select Market under the ticker symbol “VRSK.” Our stock was first publicly traded on October 7, 2009.
Item 1A Risk Factors
You should carefully consider the following risks and all of the other information set forth in this annual report on Form 10-K before deciding to invest in shares of our Class A common stock. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our Class A common stock could decline due to any of these risks, and you may lose all or part of your investment.
We could lose our access to data from external sources which could prevent us from providing our solutions.
We depend upon data from external sources, including data received from customers and various government and public record services, for information used in our databases. In general, we do not own the information in these databases, and the participating organizations could discontinue contributing information to the databases. Our data sources could withdraw or increase the price for their data for a variety of reasons, and we could also become subject to legislative or judicial restrictions on the use of such data, in particular if such data is not collected by the third parties in a way which allows us to legally use and/or process the data. In addition, many of our customers are significant stockholders of our company. Specifically, all of our Class B common stock is owned by insurers who are also our customers and provide us with a significant percentage of our data. If our customers’ percentage of ownership of our common stock decreases in the future, there can be no assurance that our customers will continue to provide data to the same extent or on the same terms. If a substantial number of data sources, or certain key sources, were to withdraw or be unable to provide their data, or if we were to lose access to data due to government regulation or if the collection of data became uneconomical, our ability to provide solutions to our customers could be impacted, which could materially adversely affect our business, reputation, financial condition, operating results and cash flows.
Agreements with our data suppliers are short-term agreements. Some suppliers are also competitors, which may make us vulnerable to unpredictable price increases and may cause some suppliers not to renew certain agreements. Our competitors could also enter into exclusive contracts with our data sources. If our competitors enter into such exclusive contracts, we may be precluded from receiving certain data from these suppliers or restricted in our use of such data, which would give our competitors an advantage. Such a termination or exclusive contracts could have a material adverse effect on our business, financial position, and operating results if we were unable to arrange for substitute sources.
We derive a substantial portion of our revenues from U.S. P&C primary insurers. If the downturn in the U.S. insurance industry continues or that industry does not continue to accept our solutions, our revenues will decline.
Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2009, approximately 59.6% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, sales of certain of our solutions are tied to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions. Factors that might affect the acceptance of these solutions by P&C primary insurers include the following:
•	changes in the business analytics industry;
•	changes in technology;

•	our inability to obtain or use state fee schedule or claims data in our insurance solutions;
•	saturation of market demand;
•	loss of key customers;
•	industry consolidation; and
•	failure to execute our customer-focused selling approach.
A continued downturn in the insurance industry or lower acceptance of our solutions by the insurance industry could result in a decline in revenues from that industry and have a material adverse effect on our financial condition, results of operations and cash flows.
There may be consolidation in our end customer market, which would reduce the use of our services.
Mergers or consolidations among our customers could reduce the number of our customers and potential customers. This could adversely affect our revenues even if these events do not reduce the aggregate number of customers or the activities of the consolidated entities. If our customers merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce their use of our services. The adverse effects of consolidation will be greater in sectors that we are particularly dependent upon, for example, in the P&C insurance services sector. Any of these developments could materially and adversely affect our business, financial condition, operating results and cash flows.
If we are unable to develop successful new solutions or if we experience defects, failures and delays associated with the introduction of new solutions, our business could suffer serious harm.
Our growth and success depends upon our ability to develop and sell new solutions. If we are unable to develop new solutions, or if we are not successful in introducing and/or obtaining regulatory approval or acceptance for new solutions, we may not be able to grow our business, or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new solutions may affect market acceptance of our solutions and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new solutions, primarily due to difficulties developing models, acquiring data and adapting to particular operating environments. Errors or defects in our solutions that are significant, or are perceived to be significant, could result in rejection of our solutions, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims.
We will continue to rely upon proprietary technology rights, and if we are unable to protect them, our business could be harmed.
Our success depends, in part, upon our intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. This protection of our proprietary technology is limited, and our proprietary technology could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. Our protection of our intellectual property rights in the United States or abroad may not be adequate and others, including our competitors, may use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could harm our business, financial condition, results of operations and cash flows.

We could face claims for intellectual property infringement, which if successful could restrict us from using and providing our technologies and solutions to our customers.
There has been substantial litigation and other proceedings, particularly in the United States, regarding patent and other intellectual property rights in the information technology industry. There is a risk that we are infringing, or may in the future infringe, the intellectual property rights of third parties. We monitor third-party patents and patent applications that may be relevant to our technologies and solutions and we carry out freedom to operate analyses where we deem appropriate. However, such monitoring and analysis has not been, and is unlikely in the future to be, comprehensive, and it may not be possible to detect all potentially relevant patents and patent applications. Since the patent application process can take several years to complete, there may be currently pending applications, unknown to us, that may later result in issued patents that cover our products and technologies. As a result, we may infringe existing and future third-party patents of which we are not aware. As we expand our operations there is a higher risk that such activity could infringe the intellectual property rights of third parties.
Third-party intellectual property infringement claims and any resultant litigation against us or our technology partners or providers, could subject us to liability for damages, restrict us from using and providing our technologies and solutions or operating our business generally, or require changes to be made to our technologies and solutions. Even if we prevail, litigation is time consuming and expensive to defend and would result in the diversion of management’s time and attention.
If a successful claim of infringement is brought against us and we fail to develop non-infringing technologies and solutions or to obtain licenses on a timely and cost effective basis this could materially and adversely affect our business, reputation, financial condition, operating results and cash flows.
Regulatory developments could negatively impact our business.
Because personal, public and non-public information is stored in some of our databases, we are vulnerable to government regulation and adverse publicity concerning the use of our data. We provide many types of data and services that already are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Driver’s Privacy Protection Act, Health Insurance Portability and Accountability Act, the European Union’s Data Protection Directive and to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe that the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Similar initiatives are under way in other countries in which we do business or from which we source data. The following legal and regulatory developments also could have a material adverse affect on our business, financial position, results of operations or cash flows:
•	amendment, enactment, or interpretation of laws and regulations which restrict the access and use of personal information and reduce the supply of data available to customers;
•	changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;
•	failure of our solutions to comply with current laws and regulations; and
•	failure of our solutions to adapt to changes in the regulatory environment in an efficient, cost-effective manner.
Fraudulent data access and other security breaches may negatively impact our business and harm our reputation.
Security breaches in our facilities, computer networks, and databases may cause harm to our business and reputation and result in a loss of customers. Our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar disruptive problems. Third-party contractors also may experience security breaches involving the storage and transmission of proprietary information. If users gain improper access to our databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on our networks.
In addition, customers’ misuse of our information services could cause harm to our business and reputation and result in loss of customers. Any such misappropriation and/or misuse of our information could result in us, among other things, being in breach of certain data protection and related legislation.
A security or privacy breach may affect us in the following ways:
•	deterring customers from using our solutions;
•	deterring data suppliers from supplying data to us;
•	harming our reputation;
•	exposing us to liability;
•	increasing operating expenses to correct problems caused by the breach;
•	affecting our ability to meet customers’ expectations; or
•	causing inquiry from governmental authorities.

We may detect incidents in which consumer data has been fraudulently or improperly acquired. The number of potentially affected consumers identified by any future incidents is obviously unknown. Any such incident could materially and adversely affect our business, reputation, financial condition, operating results and cash flows.
We typically face a long selling cycle to secure new contracts that requires significant resource commitments, which result in a long lead time before we receive revenues from new relationships.
We typically face a long selling cycle to secure a new contract and there is generally a long preparation period in order to commence providing the services. We typically incur significant business development expenses during the selling cycle and we may not succeed in winning a new customer’s business, in which case we receive no revenues and may receive no reimbursement for such expenses. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in obtaining contractual commitments after the selling cycle or in maintaining contractual commitments after the implementation cycle, which may have a material adverse effect on our business, results of operations and financial condition.
We may lose key business assets, including loss of data center capacity or the interruption of telecommunications links, the internet, or power sources, which could significantly impede our ability to do business.
Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect data centers and related technology against damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), natural disasters, or other disasters. The on-line services we provide are dependent on links to telecommunications providers. In addition, we generate a significant amount of our revenues through telesales centers and websites that we utilize in the acquisition of new customers, fulfillment of solutions and services and responding to customer inquiries. We may not have sufficient redundant operations to cover a loss or failure in all of these areas in a timely manner. Certain of our customer contracts provide that our on-line servers may not be unavailable for specified periods of time. Any damage to our data centers, failure of our telecommunications links or inability to access these telesales centers or websites could cause interruptions in operations that materially adversely affect our ability to meet customers’ requirements, resulting in decreased revenue, operating income and earnings per share.
We are subject to competition in many of the markets in which we operate and we may not be able to compete effectively.
Some markets in which we operate or which we believe may provide growth opportunities for us are highly competitive, and are expected to remain highly competitive. We compete on the basis of quality, customer service, product and service selection and price. Our competitive position in various market segments depends upon the relative strength of competitors in the segment and the resources devoted to competing in that segment. Due to their size, certain competitors may be able to allocate greater resources to a particular market segment than we can. As a result, these competitors may be in a better position to anticipate and respond to changing customer preferences, emerging technologies and market trends. In addition, new competitors and alliances may emerge to take market share away. We may be unable to maintain our competitive position in our market segments, especially against larger competitors. We may also invest further to upgrade our systems in order to compete. If we fail to successfully compete, our business, financial position and results of operations may be adversely affected.
Acquisitions could result in operating difficulties, dilution and other harmful consequences.
Our long-term business strategy includes growth through acquisitions. Future acquisitions may not be completed on acceptable terms and acquired assets, data or businesses may not be successfully integrated into our operations. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things:
•	failing to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies;
•	paying more than fair market value for an acquired company or assets;
•	failing to integrate the operations and personnel of the acquired businesses in an efficient, timely manner;
•	assuming potential liabilities of an acquired company;
•	managing the potential disruption to our ongoing business;
•	distracting management focus from our core businesses;
•	difficulty in acquiring suitable businesses;

•	impairing relationships with employees, customers, and strategic partners;
•	incurring expenses associated with the amortization of intangible assets;
•	incurring expenses associated with an impairment of all or a portion of goodwill and other intangible assets due to changes in market conditions, weak economies in certain competitive markets, or the failure of certain acquisitions to realize expected benefits; and
•	diluting the share value and voting power of existing stockholders.
The anticipated benefits of many of our acquisitions may not materialize. Future acquisitions or dispositions could result in the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill and other intangible assets, any of which could harm our financial condition.
We typically fund our acquisitions through our debt facilities. Although we have capacity under our uncommitted facilities, lenders are not required to loan us any funds under such facilities. The current disruptions in the capital markets have caused banks and other credit providers to restrict availability of borrowing and new credit facilities. Therefore, future acquisitions may require us to obtain additional financing, which may not be available on favorable terms or at all.
To the extent the availability of free or relatively inexpensive information increases, the demand for some of our solutions may decrease.
Public sources of free or relatively inexpensive information have become increasingly available recently, particularly through the internet, and this trend is expected to continue. Governmental agencies in particular have increased the amount of information to which they provide free public access. Public sources of free or relatively inexpensive information may reduce demand for our solutions. To the extent that customers choose not to obtain solutions from us and instead rely on information obtained at little or no cost from these public sources, our business and results of operations may be adversely affected.
Our senior leadership team is critical to our continued success and the loss of such personnel could harm our business.
Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. Members of our senior management operating team have been with us for an average of almost twenty years. However, with the exception of Frank J. Coyne, our Chairman and Chief Executive Officer, we do not have employee contracts with the members of our senior management operating team. If we lose key members of our senior management operating team, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this may have a material adverse effect on our business, results of operations and financial condition.
We may fail to attract and retain enough qualified employees to support our operations, which could have an adverse effect on our ability to expand our business and service our customers.
Our business relies on large numbers of skilled employees and our success depends on our ability to attract, train and retain a sufficient number of qualified employees. If our attrition rate increases, our operating efficiency and productivity may decrease. We compete for employees not only with other companies in our industry but also with companies in other industries, such as software services, engineering services and financial services companies, and there is a limited pool of employees who have the skills and training needed to do our work. If our business continues to grow, the number of people we will need to hire will increase. We will also need to increase our hiring if we are not able to maintain our attrition rate through our current recruiting and retention policies. Increased competition for employees could have an adverse effect on our ability to expand our business and service our customers, as well as cause us to incur greater personnel expenses and training costs.
We are subject to antitrust and other litigation, and may in the future become subject to further such litigation; an adverse outcome in such litigation could have a material adverse effect on our financial condition, revenues and profitability.
We participate in businesses (particularly insurance-related businesses and services) that are subject to substantial litigation, including antitrust litigation. We are subject to the provisions of a 1995 settlement agreement in an antitrust lawsuit brought by various state Attorneys General and private plaintiffs which imposes certain constraints with respect to insurer involvement in our governance and business. We currently are defending against several putative class action lawsuits in which it is alleged that certain of our subsidiaries unlawfully have conspired with insurers with respect to their payment of insurance claims. See “Item 3. Legal Proceedings.” Our failure to successfully defend or settle such litigation could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenues and profitability. Given the nature of our business, we may be subject to similar litigation in the future. Even if the direct financial impact of such litigation is not material, settlements or judgments arising out of such litigation could include further restrictions on our ability to conduct business, including potentially the elimination of entire lines of business, which could increase our cost of doing business and limit our prospects for future growth.

Our liquidity, financial position and profitability could be adversely affected by further deterioration in U.S. and international credit markets and economic conditions.
Deterioration in the global capital markets has caused financial institutions to seek additional capital, merge with larger financial institutions and, in some cases, fail. These conditions have led to concerns by market participants about the stability of financial markets generally and the strength of counterparties, resulting in a contraction of available credit, even for the most credit-worthy borrowers. Due to recent market events, our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under our revolving credit facilities or existing shelf arrangements fails to meet its funding obligations. In such an event, we may not be able to draw on all, or a substantial portion, of our uncommitted credit facilities, which would adversely affect our liquidity. Also, if we attempt to obtain future financing in addition to, or replacement of, our existing credit facilities to finance our continued growth through acquisitions or otherwise, the credit market turmoil could negatively impact our ability to obtain such financing.
General economic, political and market forces and dislocations beyond our control could reduce demand for our solutions and harm our business.
The demand for our solutions may be impacted by domestic and international factors that are beyond our control, including macroeconomic, political and market conditions, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, currency exchange rates and inflation. The United States economy experienced periods of contraction during 2008 and 2009 and both the future domestic and global economic environments may continue to be less favorable than those of recent years. Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally and could result in a reduction in demand for our solutions, which could have an adverse effect on our results of operations and financial condition. The current volatility in of the credit markets, and its effect on the economy, may continue to negatively impact financial institutions. A significant additional decline in the value of assets for which risk is transferred in market transactions could have an adverse impact on the demand for our solutions. In addition, the decline of the credit markets has reduced the number of mortgage originators, and therefore, the immediate demand for our related mortgage solutions. Specifically, certain of our fraud detection and prevention solutions are directed at the mortgage market. This decline in asset value and originations and an increase in foreclosure levels has also created greater regulatory scrutiny of mortgage originations and securitizations. Any new regulatory regime may change the utility of our solutions for mortgage lenders and other participants in the mortgage lending industry and related derivative markets or increase our costs as we adapt our solutions to new regulation.
If there are substantial sales of our common stock, our stock price could decline.
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive.
As of December 31, 2009, our stockholders, who owned our shares prior to the IPO, continue to beneficially own in the aggregate approximately 27,819,850 shares of our Class A common stock and 54,237,950 shares of our Class B common stock, representing in aggregate approximately 45.6% of our outstanding common stock. Such stockholders will be able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.
Certain members of our management are subject to lock-up agreements with us whereby they are not be permitted to sell any of their common stock, subject to certain conditions, for a period of time. Also, pursuant to our amended and restated certificate of incorporation, our Class B stockholders are not able to sell any of their common stock, subject to certain conditions, to the public for a period of time. Each share of Class B (Series 1) common stock shall convert automatically, without any action by the holder, into one share of Class A common stock on April 6, 2011. Each share of Class B (Series 2) common stock shall convert automatically, without any action by the holder, into one share of Class A common stock on October 6, 2011.

Our board of directors may approve exceptions to the limitation on transfers of our Class B common stock in their sole discretion, in connection with the sale of such Class B common stock in a public offering registered with the Securities and Exchange Commission or in such other limited circumstances as our board of directors may determine. Any Class B common stock sold to the public will first be converted to Class A common stock. Such further resale of our common stock could cause the price of our common stock to decline.
Pursuant to our equity incentive plans, options to purchase approximately 26,761,221 shares of Class A common stock were outstanding as of March 9, 2010. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.
Also, in the future, we may issue our securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding common stock.
The holders of our Class B common stock have the right to elect up to three out of twelve of our directors and their interests in our business may be different than yours.
Until no Class B common stock remains outstanding, the holders of our Class B common stock will have the right to elect up to three of our directors. Stockholders of the Class B common stock may not have the same incentive to approve a corporate action that may be favorable for the holders of Class A common stock, or their interests may otherwise conflict with those of Class A stockholders. For example, holders of our Class B common stock may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us or the use of our solutions, but which might involve risks to holders of our Class A common stock, including a potential decrease in the price of our Class A common stock.
Our capital structure, level of indebtedness and the terms of anti-takeover provisions under Delaware law and in our amended and restated certificate of incorporation and bylaws could diminish the value of our common stock and could make a merger, tender offer or proxy contest difficult or could impede an attempt to replace or remove our directors.
We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable or make it more difficult for stockholders to replace directors even if stockholders consider it beneficial to do so. Our certificate of incorporation and bylaws:
•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares to thwart a takeover attempt;
•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;
•	require that vacancies on the board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office;
•	limit who may call special meetings of stockholders;
•	authorize the issuance of authorized but unissued shares of common stock and preferred stock without stockholder approval, subject to the rules and regulations of the NASDAQ Global Select Market;
•	prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of the stockholders; and
•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
In addition, Section 203 of the Delaware General Corporation Law may inhibit potential acquisition bids for us. As a public company, we are subject to Section 203, which regulates corporate acquisitions and limits the ability of a holder of 15.0% or more of our stock from acquiring the rest of our stock. Under Delaware law a corporation may opt out of the anti-takeover provisions, but we do not intend to do so.

These provisions may prevent a stockholder from receiving the benefit from any premium over the market price of our common stock offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties
Our headquarters are in Jersey City, New Jersey. As of December 31, 2009, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	390,991	May 21, 2021
Orem, Utah	68,343	December 31, 2017
Boston, Massachusetts	59,154	January 1, 2020
Agoura Hills, California	28,666	October 30, 2011
South Jordan, Utah	23,505	May 31, 2014
Waltham, Massachusetts	20,934	October 31, 2011
We also lease offices in 16 states in the United States and the District of Columbia and Puerto Rico and offices outside the United States to support our international operations in Canada, China, England, Israel, India, Japan, Germany and Nepal.
We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
Item 3. Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. We are unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on our results of operations, financial position or cash flows. This is primarily because many of these cases remain in their early stages and only limited discovery has taken place. Although we believe we have strong defenses for the litigation proceedings described below, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, financial position or cash flows.
Claims Outcome Advisor Litigation
Hensley, et al. v. Computer Sciences Corporation et al. was a putative nationwide class action complaint, filed in February 2005, in Miller County, Arkansas state court. Defendants include numerous insurance companies and providers of software products used by insurers in paying claims. We are among the named defendants. Plaintiffs allege that certain software products, including our Claims Outcome Advisor product and a competing software product sold by Computer Sciences Corporation, improperly estimated the amount to be paid by insurers to their policyholders in connection with claims for bodily injuries.
We entered into settlement agreements with plaintiffs asserting claims relating to the use of Claims Outcome Advisor by defendants Hanover Insurance Group, Progressive Car Insurance and Liberty Mutual Insurance Group. Each of these settlements was granted final approval by the court and together the settlements resolve the claims asserted in this case against us with respect to the above insurance companies, who settled the claims against them as well. A provision was made in 2006 for this proceeding and the total amount the Company paid in 2008 with respect to these settlements was less than $2.0 million. A fourth defendant, The Automobile Club of California, which is alleged to have used Claims Outcome Advisor was dismissed from the action. On August 18, 2008, pursuant to the agreement of the parties, the Court ordered that the claims against us be dismissed with prejudice.
Hanover Insurance Group made a demand for reimbursement, pursuant to an indemnification provision contained in a December 30, 2004 License Agreement between Hanover and the Company, of its settlement and defense costs in the Hensley class action. Specifically, Hanover has demanded $2.5 million including $0.6 million in attorneys’ fees and expenses. We dispute that Hanover is entitled to any reimbursement pursuant to the License Agreement. We have entered into a tolling agreement with Hanover in order to allow the parties time to resolve the dispute without litigation.
Xactware Litigation
The following two lawsuits have been filed by or on behalf of groups of Louisiana insurance policyholders who claim, among other things, that certain insurers who used products and price information supplied by our Xactware subsidiary (and those of another provider) did not fully compensate policyholders for property damage covered under their insurance policies. The plaintiffs seek to recover compensation for their damages in an amount equal to the difference between the amount paid by the defendants and the fair market repair/restoration costs of their damaged property.
Schafer v. State Farm Fire & Cas. Co., et al. was a putative class action pending against us and State Farm Fire & Casualty Company filed in March 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. The court dismissed the antitrust claim as to both defendants and dismissed all claims against us other than fraud, which will proceed to the discovery phase along with the remaining claims against State Farm. Judge Duval denied plaintiffs’ motion to certify a class with respect to the fraud and breach of contract claims on August 3, 2009 and the time to appeal that decision has expired. The matter, now a single action, has been re-assigned to Judge Africk.
Mornay v. Travelers Ins. Co., et al. is a putative class action pending against us and Travelers Insurance Company filed in November 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. As in Schafer, the court dismissed the antitrust claim as to both defendants and dismissed all claims against us other than fraud. Judge Duval stayed all proceedings in the case pending an appraisal of the lead plaintiff’s insurance claim. The matter has been re-assigned to Judge Barbier, who on September 11, 2009 issued an order administratively closing the matter pending completion of the appraisal process.
At this time it is not possible to determine the ultimate resolution of, or estimate the liability related to, these matters. No provision for losses has been provided in connection with the Xactware litigation.
iiX Litigation
In March 2007, our subsidiary, Insurance Information Exchange, or iiX, as well as other information providers and insurers in the State of Texas, were served with a summons and class action complaint filed in the United States District Court for the Eastern District of Texas alleging violations of the Driver Privacy Protection Act, or the DPPA, entitled Sharon Taylor, et al. v. Acxiom Corporation, et al. Plaintiffs brought the action on their own behalf and on behalf of all similarly situated individuals whose personal information is contained in any motor vehicle record maintained by the State of Texas and who have not provided express consent to the State of Texas for the distribution of their personal information for purposes not enumerated by the DPPA and whose personal information has been knowingly obtained and used by the defendants. The class complaint alleges that the defendants knowingly obtained personal information for a purpose not authorized by the DPPA and seeks liquidated damages in the amount of $2,500 for each instance of a violation of the DPPA, punitive damages and the destruction of any illegally obtained personal information. The Court granted iiX’s motion to dismiss the complaint based on failure to state a claim and for lack of standing. Oral arguments on the plaintiffs’ appeal of that dismissal were held on November 4, 2009. A decision on the appeal is not expected for several months.
Interthinx Litigation
In September 2009, our subsidiary, Interthinx, Inc., or Interthinx, was served with a putative class action entitled Renata Gluzman v. Interthinx, Inc. The plaintiff, a former Interthinx employee, filed the class action on August 13, 2009 in the Superior Court of the State of California, County of Los Angeles on behalf of all Interthinx information technology employees for unpaid overtime and missed meals and rest breaks, as well as various related claims claiming that the information technology employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. The pleadings include, among other things, a violation of Business and Professions Code 17200 for unfair business practices which allows plaintiffs to include as class members all information technology employees employed at Interthinx for four years prior to the date of filing the complaint. The complaint seeks compensatory damages, penalties that are associated with the various statutes, restitution, interest, costs and attorney fees. Although no assurance can be given concerning the outcome of this matter, in the opinion of management the lawsuit is not expected to have a material adverse effect on our financial condition or results of operations.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.
Market Information
Verisk trades on the NASDAQ Global Select Market under the ticker symbol “VRSK.” Our common stock was first publicly traded on October 7, 2009. As of March 8, 2010, the closing price of our Class A common stock was $xx per share, as reported by the NASDAQ Global Select Market. There is no established public trading market for our Class B common stock. As of March 8, 2010 there were approximately 69 Class A and 56 Class B stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders, because a large portion of Class A common stock is held in “street name” by brokers.
We have not paid or declared any cash dividends on our Class A or Class B common stock during the two most recent fiscal years and we currently do not intend to pay dividends on our Class A or Class B common stock. We do not have a publicly announced share repurchase plan and have not repurchased any shares since our initial public offering. As of December 31, 2009, we had 357,037,900 shares of treasury stock.
The following table shows the quarterly range of the closing high and low per share sales prices for our common stock as reported by the NASDAQ Global Select Market.

2009	High	Low
Fourth Quarter (beginning October 7, 2009)	$31.18	$26.10
Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested in our common stock, with the cumulative total return (assuming reinvestment of dividends) on $100 invested in each of the NASDAQ Composite Index, S&P 500 Index and an aggregate of peer issuers in the information industry since October 7, 2009, the date our Class A common stock was first publicly traded. The peer issuers used for this graph are Dun & Bradstreet Corporation, Equifax Inc., Factset Research Systems Inc., Fair Isaac Corporation, Morningstar, Inc., MSCI Inc., RiskMetrics Group, Inc., and Solera Holdings, Inc. Each peer issuer was weighted according to its respective market capitalization on October 7, 2009.
Recent Sales of Unregistered Securities.
On June 2, 2008 we issued an aggregate of 100 shares of our common stock, par value $.01 per share, to Insurance Services Office, Inc. for $.01 per share. The issuance of such shares was not registered under the Securities Act because the shares were offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act.
Since December 31, 2006, Insurance Services Office, Inc. has issued to directors, officers and employees options to purchase 9,475,000 shares of Class A common stock with per share exercise prices ranging from $17.84 to $15.10, and has issued 6,276,495 shares of Class A common stock upon exercise of outstanding options. The issuance of stock options and the common stock issuable upon the exercise of such options to directors, officers and employees were determined to be exempt from registration under the Securities Act in reliance on Rule 701 as promulgated under the Securities Act.

Item 6. Selected Financial Data
The following selected historical financial data should be read in conjunction with, and are qualified by reference to, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2006 and the consolidated balance sheet data as of December 31, 2007 are derived from audited consolidated financial statements that are not included in this annual report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2005 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from unaudited consolidated financial statements that are not included in this annual report on Form 10-K. Results for the year ended December 31, 2009 are not necessarily indicative of results that may be expected in any other future period.
Between January 1, 2005 and December 31, 2009 we acquired 15 businesses, which may affect the comparability of our financial statements.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except for share and per share data)
Statement of income data:
Revenues :
Risk Assessment revenues	$523,976	$504,391	$485,160	$472,634	$448,875
Decision Analytics revenues	503,128	389,159	317,035	257,499	196,785

Revenues	1,027,104	893,550	802,195	730,133	645,660

Expenses:
Cost of revenues	491,294	386,897	357,191	331,804	294,911
Selling, general and administrative expenses	162,604	131,239	107,576	100,124	88,723
Depreciation and amortization of fixed assets	38,578	35,317	31,745	28,007	22,024
Amortization of intangible assets	32,621	29,555	33,916	26,854	19,800

Total expenses	725,097	583,008	530,428	486,789	425,458

Operating income	302,007	310,542	271,767	243,344	220,202

Other income/(expense):
Investment income	195	2,184	8,451	6,476	2,905
Realized (losses)/gains on securities, net	(2,332)	(2,511)	857	(375)	27
Interest expense	(35,265)	(31,316)	(22,928)	(16,668)	(10,465)

Total other expense, net	(37,402)	(31,643)	(13,620)	(10,567)	(7,533)

Income from continuing operations before income taxes	264,605	278,899	258,147	232,777	212,669
Provision for income taxes	(137,991)	(120,671)	(103,184)	(91,992)	(85,722)

Income from continuing operations	126,614	158,228	154,963	140,785	126,947
Loss from discontinued operations, net of tax (1)	—	—	(4,589)	(1,805)	(2,574)

Net income	$126,614	$158,228	$150,374	$138,980	$124,373

Basic net income/(loss) per share (2):
Income from continuing operations	$0.72	$0.87	$0.77	$0.68	$0.60
Loss from discontinued operations	—	—	(0.02)	(0.01)	(0.01)

Basic net income per share	$0.72	$0.87	$0.75	$0.67	$0.58

Diluted net income/(loss) per share (2):
Income from continuing operations	$0.70	$0.83	$0.74	$0.65	$0.57
Loss from discontinued operations	—	—	(0.02)	(0.01)	(0.01)

Diluted net income per share	$0.70	$0.83	$0.72	$0.64	$0.56

Weighted average shares outstanding (2):
Basic	174,767,795	182,885,700	200,846,400	206,548,100	212,949,450

Diluted	182,165,661	190,231,700	209,257,550	215,143,350	223,105,450

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:

Other data:
EBITDA (3):
Risk Assessment EBITDA	$210,928	$222,706	$212,780	$202,872	$195,951
Decision Analytics EBITDA	162,278	152,708	124,648	95,333	66,075

EBITDA	$373,206	$375,414	$337,428	$298,205	$262,026

The following is a reconciliation of income from continuing operations to EBITDA:
Income from continuing operations	$126,614	$158,228	$154,963	$140,785	$126,947
Depreciation and amortization	71,199	64,872	65,661	54,861	41,824
Investment income and realized losses/(gains) on securities, net	2,137	327	(9,308)	(6,101)	(2,932)
Interest expense	35,265	31,316	22,928	16,668	10,465
Provision for income taxes	137,991	120,671	103,184	91,992	85,722

EBITDA	$373,206	$375,414	$337,428	$298,205	$262,026

The following table sets forth our consolidated balance sheet data as of December 31:

	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$71,527	$33,185	$24,049	$99,152	$42,822
Total assets	$996,953	$928,877	$830,041	$739,282	$466,244
Total debt (4)	$594,169	$669,754	$438,330	$448,698	$276,964
Redeemable common stock (5)	$—	$749,539	$1,171,188	$1,125,933	$901,089
Stockholders’ deficit	$(34,949)	$(1,009,823)	$(1,203,348)	$(1,123,977)	$(940,843)

(1)
As of December 31, 2007, we discontinued operations of our claim consulting business located in New Hope, Pennsylvania and the United Kingdom. There was no impact of discontinued operations on the results of operations for the years ended December 31, 2009 and 2008.

(2)
In conjunction with the initial public offering, the stock of Insurance Services Office, Inc. converted to stock of Verisk Analytics, Inc, which effected a fifty-to-one stock split of its common stock. The numbers in the above table reflect this stock split.

(3)
EBITDA is the financial measure which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before investment income and realized losses/(gains) on securities, net, interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. In addition, Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 18 of our consolidated financial statements included in this annual report on Form 10-K.

Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations or cash flow from operating activities reported under GAAP. Management uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of company performance. Some of these limitations are:

• EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

• EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•     Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future and EBITDA does not reflect any cash requirements for such replacements; and

• Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

(4)	Includes capital lease obligations.

(5)	Prior to our corporate reorganization, we were required to record our Class A common stock and vested options at redemption value at each balance sheet date as the redemption of these securities was not solely within our control, due to our contractual obligations to redeem these shares. We classified this redemption value as redeemable common stock. After our initial public offering, we were no longer obligated to redeem these shares and therefore we reversed the redeemable common stock balance. See Note 14 to our consolidated financial statements included in this annual report on Form 10-K for further information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our historical financial statements and the related notes included elsewhere in this annual report on Form 10-K, as well as the discussion under “Selected Consolidated Financial Data.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
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
On May 23, 2008, in contemplation of our initial public offering, Insurance Service Office, Inc., or ISO, formed Verisk Analytics, Inc., or Verisk, a Delaware corporation, to be the holding company for our business. Verisk was initially formed as a wholly-owned subsidiary of ISO. On October 6, 2009 in connection with our initial public offering, we effected a reorganization whereby ISO became a wholly-owned subsidiary of Verisk.
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 51.0% and 56.4% of our revenues for the years ended December 31, 2009 and 2008, respectively. Our Decision Analytics segment provides solutions our customers use to analyze the four processes of the Verisk Risk Analysis Framework: Prediction of Loss, Selection and Pricing of Risk, Detection and Prevention of Fraud, and Quantification of Loss. Our Decision Analytics segment revenues represented approximately 49.0% and 43.6% of our revenues for the years ended December 31, 2009 and 2008, respectively.
Executive Summary
Key Performance Metrics
We believe our business’s ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year over year revenue growth and EBITDA margin as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures (see Note 3. within Item 6. Selected Financial Data section of Management’s Discussion and Analysis of Financial Condition and Results of Operations).
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
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For the years ended December 31, 2009 and 2008, 29.0% and 24.4% of our revenues, respectively, were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
More than 83.8% and 81.7% of the revenues in our Risk Assessment segment for the years ended December 31, 2009 and 2008, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States, and we have retained approximately 99% of our P&C insurance customer base in each of the last five years. More than 57.7% and 67.6% of the revenues in our Decision Analytics segment, for the years ended December 31, 2009 and 2008, respectively, were derived from subscriptions and long-term agreements for our solutions.

Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs (described under “Equity Compensation Costs” below), sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 67.6% and 63.5% of our total expenses for the years ended December 31, 2009 and 2008, respectively. The increased percentage of personnel expenses in 2009 is primarily related to the accelerated ESOP allocation that occured prior to our initial public offering. The accelerated ESOP allocation resulted in a one time, non-cash charge of $57.7 million. Excluding this accelerated ESOP allocation, personnel expenses represented 64.8% of our total expenses for the year ended December 31, 2009.
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
Description of Acquisitions
We acquired six businesses since January 1, 2008. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods.
On February 26, 2010, we acquired 100% of the common stock of Strategic Analytics, Inc., or Strategic Analytics, a privately owned provider of credit risk and capital management solutions to consumer and mortgage lenders, for a net cash purchase price of $7.7 million of which $1.5 million was used to fund the indemnity escrows. The preliminary allocation of the purchase price resulted in tangible assets of $2.5 million, and we are still evaluating the allocation of the purchase price related to intangible assets and goodwill. Within our Decision Analytics segment, Strategic Analytics’ solutions and application set will allow our customers to take advantage of state-of-the-art loss forecasting, stress testing, and economic capital requirement tools to better understand and forecast the risk associated within their credit portfolios. As this business was acquired after December 31, 2009, the financial results of this business are not included in this annual report on Form 10-K.
On October 30, 2009, we acquired the net assets of Enabl-u Technology Corporation, Inc, or Enabl-u, a privately owned provider of data management, training and communication solutions to companies with regional, national or global work forces. We believe this acquisition will enhance our ability to provide solutions for customers to measure loss prevention and improve asset management through the use of software and software services.
On July 24, 2009, we acquired the net assets of TierMed Systems, LLC, or TierMed, a privately owned provider of Healthcare Effectiveness Data and Information Set, or HEDIS, solutions to healthcare organizations that have HEDIS or quality-reporting needs. We believe this acquisition will enhance our ability to provide solutions for customers to measure and improve healthcare quality and financial performance through the use of software and software services.
On January 14, 2009, we acquired 100% of the stock of D2 Hawkeye, Inc., or D2, a privately-owned provider of data mining, decision support, clinical quality analysis, and risk analysis tools for the healthcare industry. We believe this acquisition will enhance our position in the healthcare analytics and predictive modeling market by providing new market, cross-sell, and diversification opportunities for the Company’s expanding healthcare solutions.
On November 20, 2008, we acquired 100% of the stock of Atmospheric and Environmental Research, Inc., or AER. AER provides research and consulting services to further understanding of the global environment and to enable better decision making in response to weather and climate risk. The purchase includes a contingent payment provision subject to the achievement of certain predetermined financial results for the years ended 2010 and 2011. We believe the acquisition of AER further enhances our environmental and scientific research and predictive modeling.
On November 14, 2008, we acquired the net assets of ZAIO’s two divisions, United Systems Software Company and Day One Technology. The assets associated with this acquisition further enhance the capability of our appraisal software offerings within our Risk Assessment segment.

Equity Compensation Costs
We have a leveraged ESOP, funded with intercompany debt that includes 401(k), ESOP and profit sharing components to provide employees with equity participation. We make quarterly cash contributions to the plan equal to the debt service requirements. As the debt is repaid, shares are released to the ESOP to fund 401(k) matching and profit sharing contributions and the remainder is allocated annually to active employees in proportion to their eligible compensation in relation to total participants’ eligible compensation.
We accrue compensation expense over the reporting period equal to the fair value of the shares to be released to the ESOP. Depending on the number of shares released to the plan during the quarter and the fluctuation in the fair value of the shares, a corresponding increase or decrease in compensation expense will occur. The amount of our equity compensation costs recognized for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

401(k) matching contribution expense:
Risk Assessment	$4,273	$5,408	$4,914
Decision Analytics	3,331	3,162	2,788

Total 401(k) matching contribution expense	7,604	8,570	7,702

Profit sharing contribution expense:
Risk Assessment	995	720	473
Decision Analytics	144	421	268

Total profit sharing contribution expense	1,139	1,141	741

ESOP allocation expense:
Risk Assessment	38,373	7,927	8,807
Decision Analytics	28,949	4,636	4,997

Total ESOP allocation expense	67,322	12,563	13,804

Total ESOP cost	$76,065	$22,274	$22,247

In connection with our initial public offering, on October 6, 2009, we accelerated our future ESOP allocation contribution through the end of the ESOP in 2013, to all participants eligible for a contribution in 2009. This resulted in a non-recurring non-cash charge of approximately $57.7 million in the fourth quarter of 2009. As a result, subsequent to the offering, the non-cash ESOP allocation expense will be substantially reduced. Excluding the ESOP allocation, expense relating specifically to our 401(k) and profit sharing plans were $8.7 million, $9.7 million and $8.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
In addition, the portion of the ESOP allocation expense related to the appreciation of the value of the shares in the ESOP above the value of those shares when the ESOP was first established is not tax deductible. Therefore, we believe the accelerated ESOP allocation in the fourth quarter of 2009 will result in a reduction of approximately 1.4% to our effective tax rate in years subsequent to the completion of our initial public offering.
In connection with our initial public offering, on October 6, 2009, we granted options to purchase 2,875,871 shares of our Verisk Class A common stock to our directors, officers and employees. Assuming that all of the service conditions are met, we expect the related expense will be approximately $6.0 million, $6.0 million, $5.4 million, and $2.7 million for 2010, 2011, 2012, and 2013, respectively.
Prior to our initial public offering, our Class A stock and vested stock options were recorded within redeemable common stock at full redemption value at each balance sheet date, as the redemption of these securities was not solely within the control of the Company (see Note 14 of our consolidated financial statements). Effective with the corporate reorganization that occurred on October 6, 2009, we are no longer obligated to redeem Class A stock and therefore are not required to present our Class A stock and vested stock options at redemption value. Our financial results for the fourth quarter of 2009 reflect a reversal of the redeemable common stock. The reversal of the redeemable common stock of $1,064.9 million on October 6, 2009 resulted in the elimination of accumulated deficit of $440.6 million, an increase of $0.1 million to Class A common stock at par value, an increase of $624.3 million to additional paid-in-capital, and a reclassification of the ISO Class A unearned common stock KSOP shares balance of $1.3 million to unearned KSOP contribution. See Note 16 in our consolidated financial statements.

Public Company Expenses
Beginning in 2008, our selling, general and administrative costs increased as we prepared for our initial public offering. These costs were $7.0 million and $6.5 million for the years ended December 31, 2009 and 2008, respectively. These costs negatively affected our EBITDA margins by 0.7% for each year ended December 31, 2009 and 2008. Following our initial public offering, we incurred additional selling, general and administrative expenses related to operating as a public company, such as increased legal and accounting expenses, the cost of an investor relations function, costs related to Section 404 of the Sarbanes-Oxley Act of 2002, and increased director and officer insurance premiums.
Trends Affecting Our Business
A portion of our revenues is related to changes in historical insurance premiums; therefore, our revenues could be positively or negatively affected by growth or declines in premiums for the lines of insurance for which we perform services. The pricing of these solutions is based on an individual customer’s premiums in a prior period, so the pricing is fixed at the inception of each calendar year. The impact of insurance premiums has a more significant impact on the Risk Assessment segment than it does on the Decision Analytics segment. Since 2005, premium growth in the P&C insurance industry has slowed and we expect little or no growth for most insurance lines during 2010. A significant portion of our revenues is from insurance companies. Although business and new sales from these companies have generally remained strong, the current economic environment could negatively impact buying demand for our solutions.
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
Recent events within the United States economy have resulted in further tightening in credit availability, which has resulted in higher interest rates for corporate borrowers. Due to recent market events, our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders fails to meet its funding obligations. Borrowings under our long-term debt facilities are at fixed interest rates. While we expect future borrowings will be at higher interest rates, which will translate into higher interest expense in the future, we do not expect this to have a material impact on our business in the near-term. We have been able to adequately secure credit arrangements for the financing of our business and have recently entered into a $420.0 million committed syndicated revolving credit facility with Bank of America, N.A., as administrative agent, which matures on July 2, 2012. Interest is payable on borrowings under this credit facility at variable rates of interest based on LIBOR plus 2.50%. We will continue to explore financing alternatives in order to fund future growth opportunities.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Consolidated Results of Operations
Between January 1, 2008 and December 31, 2009 we acquired five businesses, which may affect the comparability of our financial statements.
Revenues
Revenues were $1,027.1 million for the year ended December 31, 2009 compared to $893.6 million for the year ended December 31, 2008, an increase of $133.5 million or 14.9%. The acquisitions in the second half of 2008 and the three acquisitions in 2009 accounted for an increase of $33.2 million in revenues for the year ended December 31, 2009. Excluding these acquisitions, revenues increased $100.3 million, which included an increase in our Risk Assessment segment of $19.6 million and an increase in our Decision Analytics segment of $80.7 million.
Cost of Revenues
Cost of revenues was $491.3 million for the year ended December 31, 2009 compared to $386.9 million for the year ended December 31, 2008, an increase of $104.4 million or 27.0%. The increase was primarily due to the accelerated ESOP allocation, which resulted in a non-recurring non-cash charge of $44.4 million prior to our intial public offering and costs related to the newly acquired companies of $17.7 million. Excluding the accelerated ESOP allocation and the effect of the newly acquired companies, our cost of revenues increased $42.3 million or 10.9%. The increase was primarily due to costs related to an increase in salaries and employee benefits costs of $32.2 million, which include annual salary increases, medical costs, and pension cost. Pension cost represents $15.0 million of the salaries and employee benefit costs increase due to the decline in the market values of pension investments as a result of the global economic downturn in 2008. Other increases include third party data costs of $10.5 million primarily in our Decision Analytics segment and office maintenance fees of $1.4 million. These increases were partially offset by a decrease in other operating expenses of $1.8 million, which include travel and auto related costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $162.6 million for the year ended December 31, 2009 compared to $131.2 million for the year ended December 31, 2008, an increase of $31.4 million or 23.9%. The increase was primarily due to the accelerated ESOP allocation, which resulted in a non-recurring non-cash charge of $13.3 million prior to our initial public offering and costs related to the newly acquired companies of $12.7 million. Excluding the accelerated ESOP allocation and the effect of the newly acquired companies, our selling, general and administrative expenses increased $5.4 million or 4.1%. The increase was primarily due to an increase in salaries and employee benefits costs of $10.3 million, which include annual salary increases, medical costs, commissions and pension costs across a relatively constant employee headcount. Pension costs represent $3.1 million of the increases in salaries and employee benefit costs due to the decline in the market values of pension investments as a result of the global economic downturn in 2008. Other increases were attributed to other general expenses of $0.9 million. These increases were partially offset by a decrease in legal costs of $3.8 million and an insurance cost recovery of $2.0 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $38.6 million for the year ended December 31, 2009 compared to $35.3 million for the year ended December 31, 2008, an increase of $3.3 million or 9.2%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment.
Amortization of Intangible Assets
Amortization of intangible assets was $32.6 million for the year ended December 31, 2009 compared to $29.6 million for the year ended December 31, 2008, an increase of $3.0 million or 10.4%. The increase is the result of the amortization of intangibles from our new acquisitions, partially offset by certain intangible assets having been fully amortized in 2008. We amortize intangible assets obtained through acquisitions over the periods that we expect to derive benefit from such assets.
Investment Income and Realized (Losses)/Gains on Securities, Net
Investment income and realized (losses)/gains on securities, net was $(2.1) million for the year ended December 31, 2009 compared to $(0.3) million for the year ended December 31, 2008, an increased loss of $1.8 million. Investment income for the year ended December 31, 2009 includes $0.3 million of investment income, partially offset by $2.4 million of other-than temporary impairment primarily related to a cost basis private equity investment in a telematics business. Investment income for the year ended December 31, 2008 consisted of $2.2 million of investment income, partially offset by a $(2.5) realized loss on sale of securities. The decrease in investment income was primarily the result of the termination of the shareholder loan program in 2008.
Interest Expense
Interest expense was $35.3 million for the year ended December 31, 2009 compared to $31.3 million for the year ended December 31, 2008, an increase of $4.0 million or 12.6%. This increase is primarily due to an increase in the weighted average interest rate on our outstanding borrowings during the year ended December 31, 2009.
Provision for Income Taxes
The provision for income taxes was $138.0 million for the year ended December 31, 2009 compared to $120.7 million for the year ended December 31, 2008, an increase of $17.3 million or 14.4%. The effective tax rate was 52.2% for the year ended December 31, 2009 compared to 43.3% for the year ended December 31, 2008. The 2009 rate is higher due to the non-recurring, non-cash costs associated with the accelerated ESOP allocation and certain initial public offering related costs that are not tax deductible.
EBITDA Margin
The EBITDA margin for our consolidated results was 36.3% for the year ended December 31, 2009 compared to 42.0% for the year ended December 31, 2008. Included in the calculation of our EBITDA margin for the year ended December 31, 2009 are non-recurring, non-cash costs of $57.7 million associated with the accelerated ESOP allocation prior to our initial public offering, representing a 5.6% negative impact in EBITDA margin, and increased pension costs of $18.1 million, representing a 1.8% negative impact on our EBITDA margin. Also included in the calculation of our EBITDA margin are costs of $7.0 million and $6.5 million associated with the preparation for our initial public offering for the years ended December 31, 2009 and 2008, respectively, which represents a 0.7% negative impact in EBITDA margin for each period.

Risk Assessment Results of Operations
Revenues
Revenues for our Risk Assessment segment were $524.0 million for the year ended December 31, 2009 compared to $504.4 million for the year ended December 31, 2008, an increase of $19.6 million or 3.9%. The increase was primarily due to an increase in the sales of our industry-standard insurance programs and property-specific rating and underwriting information. The increase in our industry-standard insurance programs primarily resulted from an increase in prices derived from continued enhancements to the content of our solutions and the addition of new customers. The increase in our property-specific rating and underwriting information is particularly due to sales of our rate making and policy administration solutions. Our revenue by category for the periods presented is set forth below:

	Year Ended
	December 31,		Percentage
	2009	2008	Change
	(In thousands)

Industry standard insurance programs	$341,079	$329,858	3.4%
Property-specific rating and underwriting information	132,027	125,835	4.9%
Statistical agency and data services	28,619	27,451	4.3%
Actuarial services	22,251	21,247	4.7%

Total Risk Assessment	$523,976	$504,391	3.9%

Cost of Revenues
Cost of revenues for our Risk Assessment segment was $230.5 million for the year ended December 31, 2009 compared to $199.9 million for the year ended December 31, 2008, an increase of $30.6 million or 15.3%. The increase was primarily due to the accelerated ESOP allocation, which resulted in a non-recurring non-cash charge of $25.4 million prior to our initial public offering. Excluding the accelerated ESOP allocation, our cost of revenues increased $5.2 million or 2.6%. The increase was primarily due to an increase in salaries and employee benefits costs of $10.1 million, primarily related to pension costs of $12.7 million resulting from the global economic downturn experienced in 2008, partially offset by a decrease in salaries due to a slight reduction in headcount. There was also an increase in office maintenance fees of $0.3 million. The increase was partially offset by a decrease in other operating expenses of $3.8 million, which include decreases in travel and auto related costs, and a decrease in data and consultant costs of $1.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $82.5 million for the year ended December 31, 2009 compared to $81.8 million for the year ended December 31, 2008, an increase of $0.7 million or 0.9%. Included within the increase in selling, general and administrative expenses is the accelerated ESOP allocation, which resulted in a non-recurring non-cash charge of $7.5 million. Excluding this accelerated ESOP charge, our selling, general and administrative expenses decreased $6.8 million or 8.2%. The decrease was primarily due to lower legal costs of $4.1 million primarily associated with the preparation for our initial public offering in 2008, an insurance cost recovery of $1.7 million and other general expenses of $1.4 million. These decreases was partially offset by an increase in salaries and employee benefit costs of $0.4 million, which include increased pension costs of $2.4 million offset by a decrease in salaries and other employee benefits.
EBITDA Margin
The EBITDA margin for our Risk Assessment segment was 40.3% for the year ended December 31, 2009 compared to 44.2% for the year ended December 31, 2008. Included in the calculation of our EBITDA margin for the year ended December 31, 2009, are non-recurring, non-cash costs of $32.9 million associated with the accelerated ESOP allocation prior to our initial public offering, representing a 6.3% negative impact in EBITDA margin, and increased pension costs of $15.1 million, representing a 2.8% negative impact on our EBITDA margin. Also included in the calculation of our EBITDA margin are costs of $4.1 and $5.8 million associated with the preparation for our initial public offering for the year ended December 31, 2009 and December 31, 2008, respectively, representing a 0.8% and 1.1% negative impact, respectively, in EBITDA margin for each period.

Decision Analytics Results of Operations
Revenues
Revenues for our Decision Analytics segment were $503.1 million for the year ended December 31, 2009 compared to $389.2 million for the year ended December 31, 2008, an increase of $113.9 million or 29.3%. In 2008 and 2009, we acquired two companies and three companies, respectively. These acquisitions accounted for $1.3 million and $34.5 million of additional revenues for the years ended December 31, 2008 and 2009, respectively. The increase in revenue relating to the acquisitions was $33.2 million, of which $33.1 million relates to the loss prediction category and $0.1 million relates to the fraud and detection solutions category. Excluding the impact of these acquisitions, revenues increased $80.7 million for the year ended December 31, 2009. Our fraud and detection solutions revenue increased $59.1 million primarily in our fraud detection and forensic audit services for the home mortgage and mortgage insurance industries as well as in response to the increased scrutiny and refinancing within the mortgage industry. Increased revenue in our loss prediction solutions primarily resulted from our acquisitions and increased penetration of our existing customers. Our loss quantification revenues increased as a result of new customer contracts and volume increases associated with natural disasters experienced in the United States. Our revenue by category for the periods presented is set forth below:

	Year Ended
	December 31,		Percentage
	2009	2008	Change
	(In thousands)

Fraud identification and detection solutions	$273,103	$213,994	27.6%
Loss prediction solutions	137,328	95,128	44.4%
Loss quantification solutions	92,697	80,037	15.8%

Total Decision Analytics	$503,128	$389,159	29.3%

Cost of Revenues
Cost of revenues for our Decision Analytics segment was $260.8 million for the year ended December 31, 2009 compared to $187.0 million for the year ended December 31, 2008, an increase of $73.8 million or 39.5%. The increase was primarily due to the accelerated ESOP allocation, which resulted in a non-cash non-recurring charge of $19.0 million prior to our initial public offering and costs related to the newly acquired companies of $17.7 million. Excluding the accelerated ESOP allocation and the effect of the newly acquired companies, our cost of revenues increased $37.1 million or 19.8%. The increase is primarily due to an increase in salaries and employee benefits of $22.1 million, which includes annual salary increases, medical costs and equity compensation and pension costs. This increase in salaries and employee benefit costs is related to a modest increase in employee headcount relative to the 27.6% revenue growth in our fraud identification and detection solutions and to an increase pension cost of $2.3 million due to the global economic downturn experienced in 2008. Other increases include third party data costs of $11.9 million, an increase in other operating expenses of $2.0 million, which include technology costs, and an increase in office maintenance costs of $1.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $80.1 million for the year ended December 31, 2009 compared to $49.4 million for the year ended December 31, 2008, an increase of $30.7 million or 62.2%. The increase is primarily due to the accelerated ESOP allocation, which resulted in a non-cash non-recurring charge of $5.8 million prior to our initial public offering and costs related to the newly acquired companies of $12.7 million. Excluding the accelerated ESOP allocation and the effect of the newly acquired companies, our selling, general and administrative expenses increased $12.2 million or 24.7%. The increase was primarily due to an increase in salaries and employee benefits costs of $9.9 million, which include annual salary increases, medical costs and pension cost of $0.7 million. Other increases include an increase in legal costs of $0.3 million, and other general expenses of $2.3 million, partially offset by an insurance cost recovery of $0.3 million.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment was 32.3% for the year ended December 31, 2009 compared to 39.2% for the year ended December 31, 2008. Included in the calculation of our EBITDA margin for the year ended December 31, 2009 are non-recurring non-cash costs of $24.8 million associated with the accelerated ESOP allocation prior to our initial public offering, representing a 4.9% negative impact in EBITDA margin, and increased pension costs of $3.0 million, representing a 0.6% negative impact on our EBITDA margin. Also included in the calculation of our EBITDA margin are costs of $2.9 and $0.7 million associated with the preparation for our initial public offering for the years ended December 31, 2009 and December 31, 2008 representing a 0.6% and 0.2% negative impact, respectively, in EBITDA margin.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Consolidated Results of Operations
Revenues
Revenues were $893.6 million for the year ended December 31, 2008 compared to $802.2 million for the year ended December 31, 2007, an increase of $91.4 million or 11.4%. The acquisitions in the latter part of 2007 and the two acquisitions in 2008 accounted for an increase of $38.6 million in revenues for the year ended December 31, 2008. Excluding these acquisitions, revenues increased $52.8 million, which included an increase in our Risk Assessment segment of $19.2 million and an increase in our Decision Analytics segment of $33.6 million.
Cost of Revenues
Cost of revenues was $386.9 million for the year ended December 31, 2008 compared to $357.2 million for the year ended December 31, 2007, an increase of $29.7 million or 8.3%. The increase was primarily due to costs attributable to the newly acquired companies of $25.4 million and an increase in salaries and employee benefits costs of $1.1 million, which include annual salary increases, medical costs and long-term incentive plans across a relatively constant employee headcount. Other increases include office maintenance fees of $2.8 million, software and data costs of $3.4 million and other operating expenses of $0.8 million. These increases were partially offset by losses on disposal of assets that were $0.5 million less in the current period as compared to the year ended December 31, 2007. In addition, acquisition contingent payments, which are treated as compensation when tied to continuing employment, were $3.3 million less in the current period as compared to the year ended December 31, 2007 due to a decrease in the amount of potential acquisition contingent payments in 2008 compared to 2007. As a percentage of revenue, cost of revenues decreased to 43.3% for the year ended December 31, 2008 from 44.5% for the year ended December 31, 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $131.2 million for the year ended December 31, 2008 compared to $107.6 million for the year ended December 31, 2007, an increase of $23.6 million or 22.0%. The increase was primarily due to increased salaries and employee benefits costs of $13.5 million, which include annual salary increases, medical costs and long-term incentive plans across a relatively constant employee headcount, an increase in legal costs of $7.8 million, primarily resulting from the preparation for our initial public offering, costs attributable to the newly acquired companies of $0.9 million, and other general expenses of $2.5 million. This increase was partially offset by lower advertising and marketing costs of $1.1 million. As a percentage of revenues, selling, general and administrative expenses increased to 14.7% for the year ended December 31, 2008 from 13.4% for the year ended December 31, 2007.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets were $35.3 million for the year ended December 31, 2008 compared to $31.7 million for the year ended December 31, 2007, an increase of $3.6 million or 11.3%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. As a percentage of revenues, depreciation and amortization of fixed assets was 4.0% for both the years ended December 31, 2007 and 2008.
Amortization of Intangible Assets
Amortization of intangible assets was $29.6 million for the year ended December 31, 2008 compared to $33.9 million for the year ended December 31, 2007, a decrease of $4.3 million or 12.9%. The decrease is the result of certain intangible assets having been fully amortized in 2007, partially offset by the increased amortization of intangibles that resulted from our new acquisitions. We amortize intangible assets obtained through acquisitions over the periods that we expect to derive benefit from such assets. As a percentage of revenues, amortization of intangible assets decreased to 3.3% for the year ended December 31, 2008 from 4.2% for the year ended December 31, 2007.
Investment Income and Realized Gains/(Losses) on Securities, Net
Investment income and realized gains/(losses) on securities, net was $(0.3) million for the year ended December 31, 2008 compared to $9.3 million for the year ended December 31, 2007, a decrease of $9.6 million. Investment income and realized gains/(losses) on securities, net consists of interest income we receive from our cash and cash equivalents and stockholder loans, dividend income from our available-for-sale securities held with certain financial institutions as well as realized amounts associated with the sale of available-for-sale securities. The decrease primarily resulted from reduced interest income of $4.6 million coupled with the loss on sales of securities of $1.3 million and other than temporary impairment of securities of $1.2 million for the year ended December 31, 2008 as compared to a gain on our investment portfolio of $2.3 million for the period ended December 31, 2007. As a percentage of revenues, investment income and realized gains/(losses) on securities, net decreased to 0.0% for the year ended December 31, 2008 from 1.2% for the year ended December 31, 2007.

Interest Expense
Interest expense was $31.3 million for the year ended December 31, 2008 compared to $22.9 million for the year ended December 31, 2007, an increase of $8.4 million or 36.6%. This increase is primarily due to greater debt outstanding of $669.8 million at December 31, 2008 as compared to $438.3 million at December 31, 2007. As a percentage of revenue interest expense increased to 3.5% for the year ended December 31, 2008 from 2.9% for the year ended December 31, 2007.
Provision for Income Taxes
The provision for income taxes was $120.7 million for the year ended December 31, 2008 compared to $103.2 million for the year ended December 31, 2007, an increase of $17.5 million or 16.9%. The effective tax rate was 43.3% for the year ended December 31, 2008 compared to 40.0% for the year ended December 31, 2007. The 2008 rate is higher due to an increase in FIN 48 uncertain tax positions and certain initial public offering related costs that are not tax deductible. As a percentage of revenues, provision for income taxes increased to 13.5% for the year ended December 31, 2008 from 12.9% for the year ended December 31, 2007.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax was $4.6 million for the year ended December 31, 2007, resulting from costs of $2.9 million to support customer contracts in our claim consulting business that were terminated in 2007, and a goodwill impairment charge of $1.7 million. These costs were partially offset by a net tax benefit of $1.5 million. There was no loss from discontinued operations, net of tax in the year ended December 31, 2008. As a percentage of revenues, loss from discontinued operations, net of tax was 0.6% for the year ended December 31, 2007.
EBITDA Margin
The EBITDA margin for our consolidated results was 42.0% for the year ended December 31, 2008 compared to 42.1% for the year ended December 31, 2007. Included within the decrease in our EBITDA margin are costs of $6.5 million associated with the preparation for our initial public offering, representing a 0.7% negative impact in EBITDA margin.
Risk Assessment Results of Operations
Revenues
Revenues for our Risk Assessment segment were $504.4 million for the year ended December 31, 2008 compared to $485.2 million for the year ended December 31, 2007, an increase of $19.2 million or 4.0%. The increase was primarily due to an increase in the sales of our industry-standard insurance programs and actuarial services. The increase in our industry-standard insurance programs primarily resulted from an increase in prices derived from continued enhancements to the content of our solutions and the addition of new customers. These increases were partially offset by decreases within property-specific rating and underwriting information, particularly in rate making and policy administration solutions and sales of our auto premium leakage identification solutions, due to a softening in the auto insurance market. Our revenue by category for the periods presented is set forth below:

	Year Ended
	December 31,		Percentage
	2008	2007	Change
	(In thousands)

Industry standard insurance programs	$329,858	$311,087	6.0%
Property-specific rating and underwriting information	125,835	126,291	-0.4%
Statistical agency and data services	27,451	27,282	0.6%
Actuarial services	21,247	20,500	3.6%

Total Risk Assessment	$504,391	$485,160	4.0%

Cost of Revenues
Cost of revenues for our Risk Assessment segment was $199.9 million for the year ended December 31, 2008 compared to $204.2 million for the year ended December 31, 2007, a decrease of $4.3 million or 2.1%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $3.2 million, due to a temporary reallocation of resources to selling, general and administrative projects, and a decrease in other operating expenses of $1.3 million. This reallocation of resources is temporary and does not impact the headcount. In addition, there was a loss on disposal of assets of $1.3 million in the year ended December 31, 2007. The decrease was partially offset by an increase in office maintenance fees of $1.1 million and an increase in software and data costs of $0.4 million. As a percentage of Risk Assessment revenues, cost of revenues decreased to 39.6% for the year ended December 31, 2008 from 42.1% for the year ended December 31, 2007.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $81.8 million for the year ended December 31, 2008 compared to $68.2 million for the year ended December 31, 2007, an increase of $13.6 million or 20.0%. The increase was primarily due to an increase in salaries and employee benefit costs of $7.0 million, which include annual salary increases, medical costs and long-term incentive plans across a relatively constant employee headcount, an increase in legal fees of $4.9 million partially associated with the preparation for our initial public offering, and other general expenses of $2.0 million. The increase was partially offset by lower advertising and marketing costs of $0.3 million. As a percentage of Risk Assessment revenues, selling, general and administrative expenses increased to 16.2% for the year ended December 31, 2008 from 14.1% for the year ended December 31, 2007.
EBITDA Margin
The EBITDA margin for our Risk Assessment segment was 44.2% for the year ended December 31, 2008 compared to 43.9% for the year ended December 31, 2007. The increase in EBITDA margin occurred despite the inclusion of costs totaling $5.8 million associated with the preparation for our initial public offering, representing a 1.1% negative impact in EBITDA margin.
Decision Analytics Results of Operations
Revenues
Revenues for our Decision Analytics segment were $389.2 million for the year ended December 31, 2008 compared to $317.0 million for the year ended December 31, 2007, an increase of $72.2 million or 22.7%. In 2007 and 2008, we acquired three companies and two companies, respectively. These acquisitions accounted for $3.9 million and $42.5 million of additional revenues for the years ended December 31, 2007 and 2008, respectively. The increase in revenue relating to the acquisitions was $38.6 million, of which $37.0 million relates to the fraud and detection solutions category and $1.6 million relates to the loss prediction category. Excluding the impact of these acquisitions, revenues increased $33.6 million for the year ended December 31, 2008. Our loss quantification revenues increased as a result of new customer contracts and volume increases associated with recent floods, hurricanes and wildfires experienced in the United States. Increased revenue in our loss prediction solutions resulted from sales to new customers as well as increased penetration of our existing customers. Excluding acquisitions, our fraud and detection solutions revenue increased $9.0 million due to an increase in subscription revenues resulting from enhancements to the content of our claim solutions, partially offset by a decrease of $4.8 million in revenues in our mortgage analytic solutions due to adverse market conditions in that industry. Our revenue by category for the periods presented is set forth below:

	Year Ended
	December 31,		Percentage
	2008	2007	Change
	(In thousands)

Fraud identification and detection solutions	$213,994	$172,726	23.9%
Loss prediction solutions	95,128	81,110	17.3%
Loss quantification solutions	80,037	63,199	26.6%

Total Decision Analytics	$389,159	$317,035	22.7%

Cost of Revenues
Cost of revenues for our Decision Analytics segment was $187.0 million for the year ended December 31, 2008 compared to $153.0 million for the year ended December 31, 2007, an increase of $34.0 million or 22.2%. The increase included $25.4 million in costs attributable to the newly acquired companies. Excluding the impact of these acquisitions, the cost of revenues increased $8.6 million, primarily due to an increase in salaries and employee benefits of $4.3 million across a relatively constant employee headcount, which includes annual salary increases, medical costs and equity compensation costs, an increase in software and data costs of $3.0 million, an increase in other operating expenses of $2.9 million and an increase in office maintenance costs of $1.7 million. These increases were partially offset by lower acquisition contingent payments of $3.3 million associated with acquisitions recorded in the comparable prior period. As a percentage of Decision Analytics revenues, cost of revenues decreased to 48.1% for the year ended December 31, 2008 from 48.3% for the year ended December 31, 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $49.4 million for the year ended December 31, 2008 compared to $39.4 million for the year ended December 31, 2007, an increase of $10.0 million or 25.5%. The increase was due to an increase in salaries and employee benefits costs of $6.5 million, which include annual salary increases, medical costs and long-term incentive plans across a relatively constant employee headcount, an increase in legal costs of $2.9 million of which $0.8 million relates to initial public offering costs, costs attributable to the newly acquired companies of $0.9 million, and other general expenses of $0.5 million. This increase was partially offset by lower advertising and marketing costs of $0.8 million. As a percentage of Decision Analytics revenues, selling, general and administrative expenses increased to 12.7% for the year ended December 31, 2008 from 12.4% for the year ended December 31, 2007.

EBITDA Margin
The EBITDA margin for our Decision Analytics segment was 39.2% for the year ended December 31, 2008 compared to 39.3% for the year ended December 31, 2007. Included within the decrease in our EBITDA margin are costs of $0.7 million associated with the preparation for our initial public offering, representing a 0.2% negative impact in EBITDA margin.
Quarterly Results of Operations
The following table sets forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2009. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this annual report on Form 10-K, and reflects all necessary adjustments for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Quarter Ended					For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Full Year	March 31,	June 30,	September 30,	December 31,	Full Year
	2009				2009	2008				2008
Statement of income data:
Revenues	$245,751	$257,916	$258,311	$265,126	$1,027,104	$215,618	$222,072	$224,391	$231,469	$893,550
Operating income	$87,203	$87,851	$84,795	$42,158	$302,007	$77,686	$78,937	$77,724	$76,195	$310,542
Net income/(loss)	$44,915	$45,939	$42,205	$(6,445)	$126,614	$41,026	$39,923	$40,840	$36,439	$158,228
Basic net income/(loss) per share:	$0.26	$0.27	$0.24	$(0.04)	$0.72	$0.22	$0.22	$0.22	$0.21	$0.87
Diluted net income/(loss) per share:	$0.25	$0.26	$0.23	$(0.03)	$0.70	$0.21	$0.21	$0.22	$0.20	$0.83
Liquidity and Capital Resources
As of December 31, 2009 and 2008, we had cash and cash equivalents and available-for sale securities of $77.0 million and $38.3 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, including acquisition contingent payments.
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

Our capital expenditures, which include non-cash purchases of fixed assets, as a percentage of revenues for the years ended December 31, 2009 and 2008, were 4.3% and 3.7%, respectively. We estimate our capital expenditures for 2010 to be approximately $43 million, which primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” The amounts capitalized in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed,” are not significant to the financial statements.
To provide liquidity to our stockholders, we have also historically used our cash for repurchases of our common stock from our stockholders. For the year ended December 31, 2009 and 2008 we repurchased or redeemed $46.7 million and $392.6 million, respectively, of our common stock. A substantial portion of the share redemption included in the totals above were completed pursuant to the terms of the Insurance Service Office, Inc. 1996 Incentive Plan (the “Option Plan”). The obligation to redeem shares issued under the Option Plan terminated upon completion of our initial public offering. Therefore, we do not expect to continue our historical practice of using cash for common stock repurchases to provide liquidity to our stockholders.
We provide pension and postretirement benefits to certain qualifying active employees and retirees. Based on the pension funding policy, we expect to contribute approximately $22.0 million to the pension plan in 2010. Under the postretirement plan, we provide certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. We expect to contribute approximately $5.0 million to the postretirement plan in 2010. See Note 17 to our consolidated financial statement included in this annual report on Form 10-K.
Financing and Financing Capacity
We had total debt, excluding capital lease and other obligations, of $585.0 million and $659.0 million at December 31, 2009 and 2008, respectively, of which, approximately $525.0 million of this debt at December 31, 2009 was held under long-term loan facilities drawn to finance our stock repurchases and acquisitions. The remaining $60.0 million was held pursuant to our syndicated revolving credit facility, which matures on July 2, 2012.
As of December 31, 2009, all of our long-term loan facilities are uncommitted facilities and our syndicated revolving credit facility is a committed facility. We have financed and expect to finance our short-term working capital needs and acquisition contingent payments through cash from operations and borrowings from a combination of our long-term loan facilities and our syndicated revolving credit facility, which are made at variable rates of interest based on LIBOR plus 2.50%. We had $60.0 million and $114.0 million in short-term revolving credit facility borrowings outstanding as of December 31, 2009 and 2008, respectively. We had additional capacity of $358.5 million in our syndicated revolving credit facility at December 31, 2009. On January 19, 2010 and January 25, 2010, we paid $10.0 million and $50.0 million, respectively, of our outstanding borrowings from our syndicated revolving credit facility as of December 31, 2009.
We have long-term loan facilities under uncommitted master shelf agreements with Prudential Capital Group (“Prudential”), New York Life and Aviva Investors North America (“Aviva”) with available capacity at December 31, 2009 in the amount of $115.0 million, $15.0 million and $20.0 million, respectively. We can borrow under the Prudential facility until February 28, 2010, under the New York Life facility until March 16, 2010, and under the Aviva facility until December 10, 2011. Notes outstanding under these facilities mature over the next seven years. Individual borrowings are made at a fixed rate of interest and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding long-term borrowings was 6.11% and 5.64% for the years ended December 31, 2009 and 2008, respectively.
On July 2, 2009, we entered into a $300.0 million syndicated revolving credit facility with Bank of America, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A., and Wells Fargo Bank, N.A. that matures on July 2, 2012. On August 21, 2009, PNC Bank, N.A., Sovereign Bank, RBS Citizens, N.A., and SunTrust Bank joined the syndicated revolving credit facility increasing the availability to $420.0 million. This facility is committed with a one time fee of approximately $4.5 million and ongoing unused facility fee of 0.375%. Interest is payable at maturity at a rate of LIBOR plus 2.50%. The syndicated revolving credit facility replaces our previous revolving credit facilities with Bank of America, N.A., JPMorganChase Bank, N.A., Morgan Stanley Bank, N.A., and Wachovia Bank, N.A. The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale and leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that during any period of our four fiscal quarters we maintain a consolidated funded debt leverage ratio of below 3.0 to 1.0. We are in compliance with these debt covenants as of December 31, 2009, due to our low leverage and strong operating performance, and we have additional liquidity under our debt covenants.
On June 15, 2009, we repaid our $100.0 million Prudential Series D senior notes. In order to pay the Prudential Series D senior notes, we issued Series J senior promissory notes under the uncommitted master shelf agreement with Prudential in the aggregate principal amount of $50.0 million due June 15, 2016 and borrowed $50.0 million from our revolving credit facility with Bank of America N.A. Interest on the Prudential Series J senior notes is payable quarterly at a fixed rate of 6.85% on the senior promissory notes.
On April 27, 2009, we issued a senior promissory note under an uncommitted master shelf agreement with Aviva. in the aggregate principal amount of $30.0 million due April 27, 2013. Interest is payable quarterly at a fixed rate of 6.46%.

The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another company. The uncommitted master shelf agreements also contain financial covenants that require us to maintain a fixed charge coverage of no less than 275.0% and a leverage ratio of no more than 300.0%. We were in compliance with all debt covenants as of December 31, 2009, due to our low leverage and strong operating performance, and we have additional liquidity under our debt covenants.
Cash Flow
The following table summarizes our cash flow data for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net cash provided by operating activities	$326,401	$247,906	$248,521
Net cash used in investing activities	$(185,340)	$(130,466)	$(110,831)
Net cash used in financing activities	$(102,809)	$(107,376)	$(212,591)
Operating Activities
Net cash provided by operating activities increased to $326.4 million for the year ended December 31, 2009 compared to $247.9 million for the year ended December 31, 2008. The increase in net cash provided by operating activities was principally due to an increase in cash receipts of $141.5 million, a decrease in excess tax benefit from exercised stock options of $6.1 million, a decrease in payments of acquisition related liabilities of $1.9 million, and a decrease in salary and employee related payments of $10.2 million due to an additional pay-cycle that occurred in 2008. Our payroll is processed on a bi-weekly basis thereby requiring an additional pay-cycle once every ten years. This increase in net cash provided by operating activities was partially offset by an increase in operating expense related payments of $63.6 million, an increase in tax payments of $12.1 million and an increase in interest payments of $5.2 million.
Net cash provided by operating activities decreased to $247.9 million for the year ended December 31, 2008 from $248.5 million for the year ended December 31, 2007. The decrease in net cash provided by operating activities was principally due to an additional pay-cycle of $10.2 million that occurred in 2008. In addition, we had a $5.0 million minimum required funding to our pension plan and one-time payments associated with the preparation for our initial public offering. This decrease was mitigated by growth in net income of $7.9 million and decreased payments associated with acquisition related liabilities of $11.5 million.
Investing Activities
Net cash used in investing activities was $185.3 million for the year ended December 31, 2009 and $130.5 million for the year ended December 31, 2008. The increase in net cash used in investing activities was principally due to increased cash paid for acquisitions, including escrow funding, of $48.5 million and an increase in purchase of fixed assets of $8.0 million.
Net cash used in investing activities was $130.5 million for the year ended December 31, 2008 and $110.8 million for the year ended December 31, 2007. The increase in net cash used in investing activities was principally due to the payment of acquisition related liabilities of $98.1 million, resulting from achievement of post-acquisition performance targets, and the purchase of cost-method investments of $5.8 million. These increases are partially offset by decreases in purchases of available-for-sale securities of approximately $43.7 million, cash paid for acquisitions of $31.7 million and cash inflows related to the termination of the stockholder loan program of $3.9 million.
Financing Activities
Net cash used in financing activities was $102.8 million for the year ended December 31, 2009 and $107.4 million for the year ended December 31, 2008. The decrease in net cash used in financing activities was principally due to a decrease in the repurchases of stock of $345.8 million, partially offset by a decrease in net proceeds from the issuance of long-term and short-term debt of $312.5 million, a decrease in proceeds from stock options exercised of $22.6 million and a decrease in excess tax benefit from stock options exercised of $6.1 million.
Net cash used in financing activities was $107.4 million for the year ended December 31, 2008 and $212.6 million for the year ended December 31, 2007. The decrease in net cash used in financing activities was principally due to an increase in proceeds from the issuance of long-term debt and short-term debt of $65.0 million and $84.0 million, respectively, proceeds from the repayment of exercise price loans of $29.5 million and a decrease in the repayment of short-term debt of $100.7 million. These increases were partially offset by additional repurchases of common stock of $187.8 million compared to 2007.

Contractual Obligations
The following table summarizes our contractual obligations and commercial commitments at December 31, 2009, and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
	(In thousands)
Contractual obligations
Long-term debt	$654,777	$31,869	$179,259	$214,251	$229,398
Capital lease obligations	7,779	5,638	1,951	190	—
Operating leases	195,002	22,501	44,135	38,892	89,474
Earnout and contingent payments	3,344	—	3,344	—	—
Pension and postretirement plans (1)	254,664	27,208	65,187	59,169	103,100
Other long-term liabilities (2)	12,843	740	748	8,086	3,269

Total (3)	$1,128,409	$87,956	$294,624	$320,588	$425,241

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)	Other long-term liabilities consist of our ESOP contributions and employee-related deferred compensation plan. We also have a deferred compensation plan for our board of directors; however, based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table.

(3)	Unrecognized tax benefits of approximately $27.3 million have been recorded as liabilities in accordance with ASC 740, which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $7.4 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these assumptions or conditions.
Revenue Recognition
The Company’s revenues are primarily derived from sales of services and revenue is recognized as services are preformed and information is delivered to our customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, fees and/or price are fixed or determinable and collectability is reasonably assured. Revenues for subscription services are recognized ratably over the subscription term, usually one year. Revenues from transaction-based fees are recognized as information is delivered to customers, assuming all other revenue recognition criteria are met.
The Company also has term based software licenses where the only remaining undelivered element is post-contract customer support or PCS, including unspecified upgrade rights on a when and if available basis. The Company recognizes revenue for these licenses ratably over the duration of the license term. The Company also provides hosting or software solutions that provide continuous access to information and include PCS and recognizes revenue ratably over the duration of the license term. In addition, the determination of certain of our services revenues requires the use of estimates, principally related to transaction volumes in instances where these volumes are reported to us by our clients on a monthly basis in arrears. In these instances, we estimate transaction volumes based on average actual volumes reported by our customers in the past. Differences between our estimates and actual final volumes reported are recorded in the period in which actual volumes are reported. We have not experienced significant variances between our estimates of these services revenues reported to us by our customers and actual reported volumes in the past.

We invoice our customers in annual, quarterly, or monthly installments. Amounts billed and collected in advance are recorded as fees received in advance on the balance sheet and are recognized as the services are performed and revenue recognition criteria are met.
Stock-Based Compensation
On January 1, 2005, we adopted the new accounting standard for Share Based Payment using a prospective approach, which required us to record compensation expense for all awards granted after the date of adoption based on the grant date fair value. As the majority of annual grants have a four year vesting term, the compensation expense for 2005 through 2007 is not comparable in subsequent periods, as there is no compensation expense recorded for the vesting of awards granted from 2002 through 2004. The following table illustrates the amount of annual compensation expense resulting from the implementation of this standard using the prospective approach for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended
	December 31
	2009	2008	2007
	(In thousands)

2005 grants	$757	$2,209	$2,424
2006 grants	1,730	1,870	2,512
2007 grants	2,056	2,561	3,308
2008 grants	2,669	3,241	—
2009 grants	5,532	—	—

Total stock-based compensation	$12,744	$9,881	$8,244
The fair value of equity awards is measured on the date of grant using a Black-Scholes option-pricing model, which requires the use of several estimates, including expected term, expected risk-free interest rate, expected volatility and expected dividend yield.
Stock-based compensation cost is measured at the grant date, based on the fair value of the awards granted, and is recognized as expense over the requisite service period. Option grants are expensed ratably over the four-year vesting period. We follow the substantive vesting period approach for awards granted after January 1, 2005, which requires that stock-based compensation expense be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service.
We estimate expected forfeitures of equity awards at the date of grant and recognize compensation expense only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate.
Prior to our initial public offering, the fair value of the common stock underlying the stock-based compensation was determined quarterly on or about the final day of the quarter. The valuation methodology was based on a variety of qualitative and quantitative factors including the nature of the business and history of the enterprise, the economic outlook in general, the condition of the specific industries in which we operate, the financial condition of the business, our ability to generate free cash flow, and goodwill or other intangible asset value.
The fair value of our common stock was determined using generally accepted valuation methodologies, including the use of the guideline company method. This determination of fair market value employs both a comparable company analysis, which examines the valuation multiples of public companies deemed comparable, in whole or in part, to us and a discounted cash flow analysis that determines a present value of the projected future cash flows of the business. The comparable companies are comprised of a combination of public companies in the financial services information and technology businesses. These methodologies have been consistently applied since 1997. We regularly assess the underlying assumptions used in the valuation methodologies, including the comparable companies to be used in the analysis, the future forecasts of revenue and earnings, and the impact of market conditions on factors such as the weighted average cost of capital. These assumptions are reviewed quarterly, with a more comprehensive evaluation performed annually. For the comparable company analysis, the share price and financial performance of these comparables were updated quarterly based on the most recent public information. Our stock price was also impacted by the number of shares outstanding. As the number of shares outstanding has declined over time, our share price has increased. The determination of the fair value of our common stock required us to make judgments that were complex and inherently subjective. If different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Goodwill and Intangibles
Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in the accounting for Goodwill and Other Intangible Assets. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.
As of December 31, 2009, we had goodwill and net intangible assets of $599.4 million, which represents 60.1% of our total assets. During fiscal year 2009, we performed an impairment test as of June 30, 2009 and confirmed that no impairment charge was necessary. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, useful lives and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for determining the fair value of our reporting units. To mitigate undue influence, we set criteria and benchmarks that are reviewed and approved by various levels of management and reviewed by other independent parties. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets and goodwill. Neither our initial valuation nor our subsequent valuations have indicated any impairment of our goodwill asset of $490.8 million as of December 31, 2009.
Pension and Postretirement
We account for our pension and postretirement benefit plans in accordance with the accounting standard for Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This standard requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement benefit plans on their consolidated balance sheets and recognize as a component of other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard.
As of December 31, 2009, we adopted the new disclosure requirements that require disclosures about postretirement benefit plan assets including how investment allocation decisions are made; including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and significant concentrations of risk within the plan assets. We adopted ASC 715 as of December 31, 2009. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K.
Certain assumptions are used in the determination of our annual net period benefit cost and the disclosure of the funded status of these plans. The principal assumptions concern the discount rate used to measure the projected benefit obligation, the expected return on plan assets and the expected rate of future compensation increases. We revise these assumptions based on an annual evaluation of long-term trends and market conditions that may have an impact on the cost of providing retirement benefits.
In determining the discount rate, we utilize quoted rates from long-term bond indices, and changes in long-term bond rates over the past year, cash flow models and other data sources we consider reasonable based upon the profile of the remaining service life of eligible employees. As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our separate projected cash flows for both the pension and postretirement plans. Our separate benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better at the measurement date. The output from the actuarial models are assessed against the prior year’s discount rate and quoted rates for long-term bond indices. For our pension plan at December 31, 2009, we determined this rate to be 5.74%, a decrease of 0.26% from the 6.0% rate used at December 31, 2008. Our postretirement rate is consistent with our pension plan rate at December 31, 2009.

The expected return on plan assets of 8.25% as of December 31, 2009 is determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast adjusted based on our target investment allocation, and the current economic environment. Our investment guidelines target an investment portfolio allocation of 40.0% debt securities and 60.0% equity securities. As of December 31, 2009, the plan assets were allocated 39.0% debt, 58.0% equity securities, and 3.0% to other investments. We have used our target investment allocation to derive the expected return as we believe this allocation will be retained on an ongoing basis that will be commensurate with the projected cash flows of the plan. The expected return for each investment category within our target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the pension plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit costs. During 2008, the market values of these investments declined in conjunction with the global economic downturn. Although the global economic downturn had a significant effect on the fair value of the plan assets at December 31, 2008, we believe that the use of the average historical rates of returns is consistent with the timing and amounts of expected contributions to the plans and benefit payments to plan participants. This decline in market value is the principal reason that net periodic benefit pension cost for the year ended December 31, 2009 is $19.8 million as compared to $1.7 million for the year ended December 31, 2008, an increase of $18.1 million. We will have significantly greater funding obligations in 2010 of approximately $20.0 million and thereafter until the market value of the plan assets fully recovers. We believe these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.
The rate of compensation increase is based on our long-term plans for such increases. The measurement date used to determine the benefit obligation and plan assets is December 31. The future benefit payments for the postretirement plan are net of the federal medical subsidy.
A one percent change in discount rate, future rate of return on plan assets and the rate of future compensation would have the following effects:

	1% Decrease		1% Increase
		Projected Benefit		Projected Benefit
	Benefit Cost	Obligation	Benefit Cost	Obligation
	(In thousands)
Discount Rate	$2,295	$39,735	$(2,035)	$(33,686)
Expected return on asset	$2,221	$—	$(2,221)	$—
Rate of compensation	$(500)	$(2,061)	$472	$2,165
A one percent change in assumed healthcare cost trend rates would have the following effects:

	1% Decrease	1% Increase
	(In thousands)
Effect on total of service and interest cost components	$12	$(13)
Effect on the healthcare component of the accumulated postretirement benefit obligation	$133	$(186)
Income Taxes
In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. The calculation of our tax liabilities also involves dealing with uncertainties in the application and evolution of complex tax laws and regulations in other jurisdictions.
On January 1, 2007, we adopted Accounting for Uncertainty in Income Taxes — an interpretation of ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this interpretation, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of this interpretation, we recognized an increase in the liability for unrecognized tax benefits of approximately $10.3 million, which was accounted for as an increase to the January 1, 2007 balance of retained earnings/(accumulated deficit).
We recognize and adjust our liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

As of December 31, 2009 we have federal and state income tax net operating loss carryforwards of $75.1 million, which will expire at various dates from 2010 through 2029. Such net operating loss carryforwards expire as follows:

(In thousands)
2010 - 2017	$38,525
2018 - 2022	434
2023 - 2029	36,142

$75,101

The significant majority of the state net operating loss carryforwards were generated by a subsidiary that employs our internal staff as a result of favorable tax deductions from the exercise of employee stock options for the years ended December 31, 2006 and 2005. This subsidiary’s state net operating loss carryforwards are expected to be fully utilized as the subsidiary generates sufficient taxable income to utilize losses.
We estimate unrecognized tax positions of $3.5 million that may be recognized by December 31, 2010, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to note 2(r) to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. At December 31, 2009 we had borrowings outstanding under our syndicated revolving credit facility of $60.0 million, which bear interest at variable rates based on LIBOR plus 2.50%. A change in interest rates on this variable rate debt impacts our pre-tax income and cash flows, but does not impact the fair value of the instruments. Based on our overall interest rate exposure at December 31, 2009, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $0.6 million based on our current level of borrowings.
Item 8. Consolidated Financial Statements and Supplementary Data
The information required by this Item is set forth on pages 50 through 95 of this annual report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10. is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days December 31, 2009 (the “Proxy Statement”).
Item 11. Executive Compensation
The information required to be furnished by this Item 11. is incorporated herein by reference from our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be furnished by this Item 12. is incorporated herein by reference to our Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required to be furnished by this Item 13. is incorporated herein by reference to our Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required to be furnished by this Item 14. is incorporated herein by reference to our Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following of documents are filed as part of this report.
(1) Financial Statements. See Index to Financial Statements and Schedules in Part II, Item 8. on this Form 10-K.
(2) Financial Statement Schedules. See Schedule II. Valuation and Qualifying Accounts and Reserves.
(3) Exhibits. See Index to Exhibits in this annual report on Form 10-K.
(b) Exhibits. See Index to Exhibits in this annual report on Form 10-K.

Item 8. Financial Statement and Supplementary Data
Index to Financial Statements and Schedules
Verisk Analytics, Inc. Consolidated Financial Statements as of December 31, 2009 and 2008 and for the Years Ended December 31, 2009, 2008, and 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Verisk Analytics, Inc.
Jersey City, New Jersey
We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verisk Analytics, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company completed its corporate reorganization and initial public offering in October 2009.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the new accounting standard for the Accounting for Uncertainty in Income Taxes.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 9, 2010

VERISK ANALYTICS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	2009	2008
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,527	$33,185
Available-for-sale securities	5,445	5,114
Accounts receivable, net (including amounts from related parties of $1,353 and $3,421) (1)	89,436	83,941
Prepaid expenses	16,155	13,010
Deferred income taxes, net	4,405	4,490
Federal and foreign income taxes receivable	16,721	12,311
State and local income taxes receivable	—	689
Other current assets	21,656	16,187

Total current assets	225,345	168,927

Noncurrent assets:
Fixed assets, net	89,165	82,587
Intangible assets, net	108,526	112,713
Goodwill	490,829	447,372
Deferred income taxes, net	66,257	100,256
State income taxes receivable	6,536	8,112
Other assets	10,295	8,910

Total assets	$996,953	$928,877

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$101,401	$83,381
Acquisition related liabilities	—	82,700
Short-term debt and current portion of long-term debt	66,660	219,398
Pension and postretirement benefits, current	5,284	5,397
Fees received in advance (including amounts from related parties of $439 and $3,699) (1)	125,520	114,023
State and local income taxes payable	1,414	—

Total current liabilities	300,279	504,899

Noncurrent liabilities:
Long-term debt	527,509	450,356
Pension benefits	102,046	133,914
Postretirement benefits	25,108	23,798
Other liabilities	76,960	76,194

Total liabilities	1,031,902	1,189,161

Redeemable common stock:
ISO Class A redeemable common stock, stated at redemption value, $.0002 par value; 335,000,000 shares authorized; 150,388,050 shares issued and 37,306,950 outstanding as of December 31, 2008 and vested options at intrinsic value (2)	—	752,912
ISO Class A unearned common stock KSOP shares	—	(3,373)

Total redeemable common stock	—	749,539

Commitments and contingencies
Stockholders’ deficit:
Verisk Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 125,815,600 shares issued and outstanding as of December 31, 2009 (2)	30	—
ISO Class B common stock, $.0002 par value; 1,000,000,000 shares authorized; 500,225,000 shares issued and 143,187,100 outstanding as of December 31, 2008 (2)	—	100
Verisk Class B (Series 1) common stock, $.001 par value; 400,000,000 shares authorized; 205,637,925 shares issued and 27,118,975 outstanding as of December 31, 2009 (2)	50	—
Verisk Class B (Series 2) common stock, $.001 par value; 400,000,000 shares authorized; 205,637,925 shares issued and 27,118,975 outstanding as of December 31, 2009 (2)	50	—
Unearned KSOP contributions	(1,305)	—
Additional paid-in capital	652,573	—
Treasury stock, at cost, 357,037,900 shares as of December 31, 2009 and 2008 (2)	(683,994)	(683,994)
Retained earning/(accumulated deficit)	51,275	(243,495)
Accumulated other comprehensive loss	(53,628)	(82,434)

Total stockholders’ deficit	(34,949)	(1,009,823)

Total liabilities, redeemable common stock and stockholders’ deficit	$996,953	$928,877

(1)	See Note 19. Related Parties for further information.

(2)	All share and per share data throughout this report has been adjusted to reflect a fifty-for-one stock split. See Note 1 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except for share and per share data)
Revenues (including amounts from related parties of $60,192, $90,227 and $84,891)(1)	$1,027,104	$893,550	$802,195

Expenses:
Cost of revenues (exclusive of items shown separately below)	491,294	386,897	357,191
Selling, general and administrative	162,604	131,239	107,576
Depreciation and amortization of fixed assets	38,578	35,317	31,745
Amortization of intangible assets	32,621	29,555	33,916

Total expenses	725,097	583,008	530,428

Operating income	302,007	310,542	271,767

Other income/(expense):
Investment income	195	2,184	8,451
Realized (losses)/gains on securities, net	(2,332)	(2,511)	857
Interest expense	(35,265)	(31,316)	(22,928)

Total other expense, net	(37,402)	(31,643)	(13,620)

Income from continuing operations before income taxes	264,605	278,899	258,147
Provision for income taxes	(137,991)	(120,671)	(103,184)

Income from continuing operations	126,614	158,228	154,963

Loss from discontinued operations, net of tax benefit of $1,496 in 2007	—	—	(4,589)

Net income	$126,614	$158,228	$150,374

Basic net income/(loss) per share of Class A and Class B (2):
Income from continuing operations	$0.72	$0.87	$0.77
Loss from discontinued operations	—	—	(0.02)

Basic net income per share	$0.72	$0.87	$0.75

Diluted net income/(loss) per share of Class A and Class B (2):
Income from continuing operations	$0.70	$0.83	$0.74
Loss from discontinued operations	—	—	(0.02)

Diluted net income per share	$0.70	$0.83	$0.72

Weighted average shares outstanding:
Basic (2)	174,767,795	182,885,700	200,846,400

Diluted (2)	182,165,661	190,231,700	209,257,550

(1)	See Note 19. Related Parties for further information.

(2)	All share and per share data throughout this report has been adjusted to reflect a fifty-for-one stock split. See Note 1 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For The Years Ended December 31, 2007, 2008 and 2009

									(Accumulated	Accumulated
						Unearned	Additional		Deficit)/	Other	Total
	Common Stock Issued (1)					KSOP	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Verisk Class A	ISO Class B	Verisk Class B (Series 1)	Verisk Class B (Series 2)	Par Value	Contributions	Capital	Stock	Earnings	Loss	Deficit
	(In thousands, except for share data)
Balance, January 1, 2007	—	500,225,000	—	—	$100	$—	$—	$(642,883)	$(465,177)	$(16,017)	(1,123,977)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	150,374	—	150,374
Other comprehensive income	—	—	—	—	—	—	—	—	—	7,318	7,318

Comprehensive income	—	—	—	—	—	—	—	—	—	—	157,692

Treasury stock acquired — Class B common stock	—	—	—	—	—	—	—	(36,110)	—	—	(36,110)
Stock options exercised for 72,083 shares (including tax benefit of $12,798)	—	—	—	—	—	—	—	—	(36,655)	—	(36,655)
Cumulative effect adjustment to adopt ASC 740-10	—	—	—	—	—	—	—	—	(10,338)	—	(10,338)
Increase in redemption value of ISO Class A common stock	—	—	—	—	—	—	—	—	(153,960)	—	(153,960)

Balance, December 31, 2007	—	500,225,000	—	—	$100	$—	$—	$(678,993)	$(515,756)	$(8,699)	$(1,203,348)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	158,228	—	158,228
Other comprehensive losses	—	—	—	—	—	—	—	—	—	(73,735)	(73,735)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	84,493

Treasury stock acquired — ISO Class B common stock	—	—	—	—	—	—	—	(5,001)	—	—	(5,001)
Decrease in redemption value of ISO Class A common stock	—	—	—	—	—	—	—	—	114,033	—	114,033

Balance, December 31, 2008	—	500,225,000	—	—	$100	$—	$—	$(683,994)	$(243,495)	$(82,434)	$(1,009,823)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	126,614		126,614
Other comprehensive income	—	—	—	—	—	—	—	—	—	28,806	28,806

Comprehensive income	—	—	—	—	—	—	—	—	—	—	155,420

Increase in redemption value of ISO Class A common stock	—	—	—	—	—	—	—	—	(272,428)	—	(272,428)
Conversion of ISO Class B common stock upon corporate reorganization (Note 14)	88,949,150	(500,225,000)	205,637,925	205,637,925	—	—	—	—	—	—	—
Conversion of ISO Class A redeemable common stock upon corporate reorganization	34,768,750	—	—	—	30	(1,305)	624,282	—	440,584	—	1,063,591
KSOP shares earned	—	—	—	—	—	—	725	—	—	—	725
Stock options exercised (including tax benefit of $18,253)	2,097,700	—	—	—	—	—	23,348	—	—	—	23,348
Stock based compensation	—	—	—	—	—	—	4,218	—	—	—	4,218

Balance, December 31, 2009	125,815,600	—	205,637,925	205,637,925	$130	$(1,305)	$652,573	$(683,994)	$51,275	$(53,628)	$(34,949)

(1)	All share and per share data throughout this report has been adjusted to reflect a fifty-for-one stock split. See Note 1 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$126,614	$158,228	$150,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	38,578	35,317	31,843
Amortization of intangible assets	32,621	29,555	33,916
Amortization of debt issuance costs	785	—	—
Allowance for doubtful accounts	916	1,536	3,286
KSOP compensation expense	76,065	22,274	22,247
Acquisition related compensation expense	—	300	3,605
Stock-based compensation	12,744	9,881	8,244
Non-cash charges/(credits) associated with performance based appreciation awards	4,039	(91)	2,182
Goodwill impairment	—	—	1,744
Interest income on notes receivable from stockholders	—	(1,050)	(2,454)
Proceeds from repayment of interest on notes receivable from stockholders	—	2,318	—
Realized losses/(gains) on securities, net	2,332	2,511	(857)
Deferred income taxes	12,190	19,895	(5,698)
Other operating	222	284	298
Loss on disposal of assets	810	1,082	1,791
Non-cash charges associated with lease termination	196	—	—
Excess tax benefits from exercised stock options	(19,976)	(26,099)	(12,798)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,990)	3,609	3,908
Prepaid expenses and other assets	(1,839)	(6,486)	2,213
Federal and foreign income taxes	13,662	5,969	18,137
State and local income taxes	5,710	(5,977)	(5,075)
Accounts payable and accrued liabilities	2,986	3,075	1,759
Acquisition related liabilities	(300)	(2,200)	(13,658)
Fees received in advance	10,460	(1,042)	3,751
Other liabilities	9,576	(4,983)	(237)

Net cash provided by operating activities	326,401	247,906	248,521
The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For The Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)

Cash flows from investing activities:
Acquisitions, net of cash acquired of $9,477, $365 and $120, respectively	(61,350)	(18,951)	(50,658)
Purchase of cost-based investments	—	(5,800)	—
Earnout payments	(78,100)	(98,100)	(3,191)
Proceeds from release of contingent escrows	129	558	3,039
Escrow funding associated with acquisitions	(7,636)	(1,500)	(4,375)
Purchases of available-for-sale securities	(575)	(361)	(44,101)
Proceeds from sales and maturities of available-for-sale securities	886	21,724	22,872
Purchases of fixed assets	(38,694)	(30,652)	(32,941)
Proceeds from repayment of notes receivable from stockholders	—	3,863	301
Issuance of notes receivable from stockholders	—	(1,247)	(1,777)

Net cash used in investing activities	(185,340)	(130,466)	(110,831)

Cash flows from financing activities:
Proceeds from issuance of short-term debt, net	—	114,000	30,000
Proceeds from issuance of long-term debt	80,000	150,000	85,000
Redemption of ISO Class A common stock	(46,740)	(387,561)	(168,660)
Repurchase of ISO Class B common stock	—	(5,001)	(36,110)
Repayment of current portion of long-term debt	(100,000)	—	—
Repayment of short-term debt, net	(59,244)	(35,287)	(136,008)
Debt issuance cost	(4,510)	—	—
Excess tax benefits from exercised stock options	19,976	26,099	12,798
Proceeds from repayment of exercise price loans classified as a component of redeemable common stock	—	29,482	—
Proceeds from stock options exercised	7,709	892	389

Net cash used in financing activities	(102,809)	(107,376)	(212,591)

Effect of exchange rate changes	90	(928)	(202)

Increase/(decrease) in cash and cash equivalents	38,342	9,136	(75,103)

Cash and cash equivalents, beginning of period	33,185	24,049	99,152

Cash and cash equivalents, end of period	$71,527	$33,185	$24,049

Supplemental disclosures:
Taxes paid	$111,458	$99,323	$94,258

Interest paid	$34,201	$28,976	$22,752

Non-cash investing and financing activities:
Loans made to directors and officers in connection with the exercise of stock options	$—	$(20,148)	$(15,130)

Redemption of ISO Class A common stock used to repay maturities of notes receivable from stockholders	$—	$42,202	$32,389

Redemption of ISO Class A common stock used to fund the exercise of stock options	$2,326	$4,281	$3,040

KSOP stock redemption funded in the prior year	$—	$—	$2,643

Deferred tax (liability)/asset established on date of acquisition	$(5,728)	$(2,963)	$24

Capital lease obligations	$3,659	$2,610	$9,554

Capital expenditures included in accounts payable and accrued liabilities	$1,388	$—	$4,688

Decrease in goodwill due to finalization of acquisition related liabilities	$(4,300)	$—	$—

Accrual of acquisition related liabilities	$—	$82,400	$98,343

Increase in goodwill due to acquisition related escrow distributions	$181	$4,388	$4,455

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share data, unless otherwise stated)
1. Organization and Initial Public Offering:
Verisk Analytics, Inc. and its consolidated subsidiaries (“Verisk” or the “Company”) enable risk-bearing businesses to better understand and manage their risks. The Company provides its customers proprietary data that, combined with analytic methods, creates embedded decision support solutions. The Company is one of the largest aggregators and providers of data pertaining to property and casualty (“P&C”) or P&C insurance risks in the United States of America (“U.S.”). The Company offers solutions for detecting fraud in the U.S. P&C insurance, mortgage and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to health insurance. The Company provides solutions, including data, statistical models or tailored analytics, all designed to allow clients to make more logical decisions.
Verisk was established on May 23, 2008 to serve as the parent holding company of Insurance Services Office, Inc. (“ISO”) upon completion of the initial public offering (the “IPO”). ISO was formed in 1971 as an advisory and rating organization for the P&C insurance industry to provide statistical and actuarial services, to develop insurance programs and to assist insurance companies in meeting state regulatory requirements. Over the past decade, the Company has broadened its data assets, entered new markets, placed a greater emphasis on analytics, and pursued strategic acquisitions. On October 6, 2009, ISO effected a corporate reorganization whereby the Class A and Class B common stock of ISO were exchanged by the current stockholders for the common stock of Verisk on a one-for-one basis. Verisk immediately thereafter effected a fifty-for-one stock split of its Class A and Class B common stock and equally sub-divided the Class B common stock into two new series of stock, Verisk Class B (Series 1) and Verisk Class B (Series 2). Except as the context otherwise requires, all share and per share information in the consolidated financial statements gives effect to the fifty-for-one stock split that occurred immediately after the reorganization.
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
2. Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, acquisition related liabilities, fair value of stock based compensation, liabilities for pension and postretirement benefits, fair value of the Company’s redeemable common stock, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. Certain reclassifications have been made related to other income/(expense) within the consolidated statements of operations in 2008 and 2007 and related to the current and non-current portions of deferred tax assets and liabilities within the notes to the consolidated financial statements in 2008 to conform to the respective 2009 presentation. Significant accounting policies include the following:
(a) Intercompany Accounts and Transactions
The consolidated financial statements include the accounts of Verisk. All intercompany accounts and transactions have been eliminated.
(b) Revenue Recognition
The following describes the Company’s primary types of revenues and the applicable revenue recognition policies. The Company’s revenues are primarily derived from sales of services and revenue is recognized as services are performed and information is delivered to our customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, fees and/or price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized net of applicable sales tax withholdings.

Industry Standard Insurance Programs, Statistical Agent and Data Services and Actuarial Services
Industry standard insurance programs, statistical agent and data services and actuarial services are sold to participating insurance company customers under annual agreements covering a calendar year where the price is determined at the inception of the agreement. In accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition, the Company recognizes revenue ratably over the term of these annual agreements, as services are performed and continuous access to information is provided over the entire term of the agreements.
Property-Specific Rating and Underwriting Information
The Company provides property specific rating information through reports issued for specific commercial properties, for which revenue is recognized when the report is delivered to the customer, provided that all other revenue recognition criteria are met.
In addition, the Company provides hosting or software solutions that provide continuous access to information about the properties being insured and underwriting information in the form of standard policy forms to be used by customers. As the customer has a contractual right to take possession of the software without significant penalty, revenues from these arrangements are recognized ratably over the contract period from the time when the customer had access to the solution in accordance with ASC 985-605, Software Revenue Recognition (“ASC 985-605”). The Company recognizes software license revenue when the arrangement does not require significant production, customization or modification of the software and the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, fees are fixed or determinable, and collections are probable. These software arrangements include post-contract customer support (“PCS”). The Company recognizes software license revenue ratably over the duration of the annual license term as vendor specific objective evidence (“VSOE”) of PCS, the only remaining undelivered element, cannot be established in accordance with ASC 985-605.
Fraud Identification and Detection Solutions
Fraud identification and detection solutions are comprised of transaction-based fees recognized as information is delivered to customers, provided that all other revenue recognition criteria have been met.
Loss Prediction
Loss prediction solutions consist of term-based software licenses and revenues are recognized in accordance with ASC 985-605. These software arrangements include PCS, which includes unspecified upgrades on a when-and-if available basis. The Company recognizes software license revenue ratably over the duration of the annual license term as VSOE of PCS, the only remaining undelivered element, cannot be established in accordance with ASC 985-605.
The Company also provides software hosting arrangements to customers whereby the customer does not have the right to take possession of the software. Revenues from these contracts are recognized in accordance with ASC 985-605. As these arrangements include PCS throughout the hosting term, revenues from these multiple element arrangements are recognized in accordance with ASC 605-25, Revenue Recognition Multiple Element Arrangements (“ASC 605-25”). The Company recognizes revenue ratably over the duration of the license term, which ranges from one to five years, since the contractual elements do not have stand alone value.
The Company services long-term contract arrangements with certain customers. For these arrangements, revenue is recognized in accordance with ASC 605-35, Revenue Recognition Construction Type and Certain Production-Type Contracts, using the percentage-of-completion method, which requires the use of estimates. In such instances, management is required to estimate the input measures, based on hours incurred to date compared to total estimated hours of the project, with consideration also given to output measures, such as contract milestones, when applicable. Adjustments to estimates are made in the period in which the facts requiring such revisions become known. Accordingly, recognized revenues and profits are subject to revisions as the contract progresses to completion. The Company considers the contract substantially complete when there is compliance with all performance specifications and there are no remaining costs or potential risk.
Loss Quantification Solutions
Loss quantification solutions consist of term-based software subscription licenses and revenues are recognized in accordance with ASC 985-605. These software arrangements include PCS, which includes unspecified upgrades on a when-and-if available basis. Customers are billed for access on a monthly basis and the Company recognizes revenue accordingly.

With respect to an insignificant percentage of revenues, the Company uses contract accounting, as required by ASC 985-605, when the arrangement with the customer includes significant customization, modification or production of software. For these elements, revenue is recognized in accordance with ASC 605-35, Revenue Recognition Construction Type and Certain Production-Type Contracts, using the percentage-of-completion method as noted above.
(c) Fees Received in Advance
The Company invoices its customers in annual, quarterly, monthly, or milestone installments. Amounts billed and collected in advance of contract terms are recorded as “Fees received in advance” in the accompanying consolidated balance sheets and are recognized as the services are performed and the applicable revenue recognition criteria are met.
(d) Fixed Assets and Finite-lived Intangible Assets
Property and equipment, internal-use software and finite-lived intangibles are stated at cost less accumulated depreciation and amortization, which are computed on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.
The Company’s internal software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software. Software development costs are amortized on a straight-line basis over a three year period, which management believes represents the useful life of these capitalized costs.
In accordance with ASC 340, Property, Plant & Equipment, whenever events or changes in circumstances indicate that the carrying amount of long-lived assets and finite-lived intangible assets may not be recoverable, the Company reviews its long-lived assets and finite-lived intangible assets for impairment by first comparing the carrying value of the assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value exceeds the sum of the assets’ undiscounted cash flows, the Company estimates an impairment loss by taking the difference between the carrying value and fair value of the assets.
(e) Capital and Operating Leases
The Company leases various property, plant and equipment. Leased property is accounted for under ASC 840, Leases (“ASC 840”). Accordingly, leased property that meets certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of assets under capital leases is computed utilizing the straight-line method over the shorter of the remaining lease term or the estimated useful life (principally 3 to 4 years for computer equipment and automobiles).
All other leases are accounted for as operating leases. Rent expense for operating leases, which may have rent escalation provisions or rent holidays, are recorded on a straight-line basis over the non-cancelable bases lease period in accordance with ASC 840. The initial lease term generally includes the build-out period, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent. Construction allowances received from landlords are recorded as a deferred rent credit and amortized to rent expense over the term of the lease.
(f) Investments
The Company’s investments at December 31, 2009 and 2008 included registered investment companies and private equity securities. The Company accounts for short-term investments in accordance with ASC 320, Investments-Debt and Equity Securities (“ASC 320”). The appropriate classification of all short term investments is determined as of each balance sheet date.
There were no investments classified as trading securities at December 31, 2009 or 2008. All investments with readily determinable market values are classified as available-for-sale. While these investments are not held with the specific intention to sell them, they may be sold to support the Company’s investment strategies. All available-for-sale investments are carried at fair value. The cost of all available-for-sale investments sold is based on the specific identification method, with the exception of mutual fund-based investments, which is based on the weighted average cost method. Dividend income is accrued on the ex-dividend date.

The Company performs periodic reviews of its investment portfolio when individual holdings have experienced a decline in fair value below their respective cost. The Company considers a number of factors in the evaluation of whether a decline in value is other-than-temporary including: (a) the financial condition and near term prospects of the issuer; (b) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and (c) the period and degree to which the market value has been below cost. Where the decline is deemed to be other-than-temporary, a charge is recorded to “Realized (losses)/gains on securities, net” in the accompanying consolidated statements of operations, and a new cost basis is established for the investment.
The Company’s investments in private equity securities are included in “Other assets” in the accompanying consolidated balance sheets. Those securities are carried at cost, as the Company owns less than 20% and does not otherwise have the ability to exercise significant influence. These securities are written down to their estimated realizable value when management considers there is an other-than-temporary decline in value based on financial information received and the business prospects of the entity.
(g) Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted the provisions of ASC 820-10, Fair Value Measurements (“ASC 8210-10”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands fair value measurement disclosures. Effective January 1, 2008, the Company has adopted the provisions of ASC 820-10 for its financial assets and liabilities recognized or disclosed at fair value on a recurring basis. Effective January 1, 2009, the Company has adopted the provisions of ASC 820-10 for its non-financial assets and liabilities recognized or disclosed at fair value.
(h) Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is generally recorded at the invoiced amount. The allowance for doubtful accounts is estimated based on an analysis of the aging of the accounts receivable, historical write-offs, customer payment patterns, individual customer creditworthiness, current economic trends, and/or establishment of specific reserves for customers in adverse financial condition. The Company reassesses the adequacy of the allowance for doubtful accounts on a quarterly basis.
(i) Foreign Currency
The Company has determined local currencies are the functional currencies of the foreign operations. The assets and liabilities of foreign subsidiaries are translated at the period-end rate of exchange and statement of operations items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of “Accumulated other comprehensive loss” in the accompanying consolidated statements of changes in stockholders’ deficit.
(j) Stock Based Compensation
The Company follows ASC 718, Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the options granted, and is recognized as expense over the requisite service period. On January 1, 2005, the Company adopted ASC 718 using a prospective approach, as required under ASC 718. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption.
Prior to January 1, 2008, the expected term (estimated period of time outstanding) was estimated using the simplified method as defined in ASC 718, in which the expected term equals the average of graded vesting term and the contractual term. Subsequent to January 1, 2008, the expected term was primarily estimated based on studies of historical experience and projected exercise behavior. However, certain awards granted, for which no historical exercise patterns exist, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. Expected volatility for awards prior to January 1, 2008 was based on the Company’s historical volatility for a period equal to the stock option’s expected term, ending on the day of grant, and calculated on a quarterly basis for purposes of the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”). For awards granted after January 1, 2008, the volatility factor was based on an average of the historical stock prices of a group of the Company’s peers over the most recent period commensurate with the expected term of the stock option award. Prior to 2008, the expected dividend yield was not included in the fair value calculation as the Company did not pay dividends. For awards granted after January 1, 2008, the expected dividends yield was based on the Company’s expected annual dividend rate on the date of grant.

The Company estimates expected forfeitures of equity awards at the date of grant and recognizes compensation expense only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the requisite service period, and may impact the timing of expense recognized over the requisite service period.
(k) Research and Development Costs
Research and development costs, which primarily relate to the personnel and related overhead costs incurred in developing new services for our customers, are expensed as incurred. Such costs were $14,109, $11,054 and $8,944 for the years ended December 31, 2009, 2008 and 2007, respectively, and were included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.
(l) Income Taxes
The Company accounts for income taxes under the asset and liability method under ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
Deferred tax assets are recorded to the extent these assets are more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Valuation allowances are recognized to reduce deferred tax assets if it is determined to be more likely than not that all or some of the potential deferred tax assets will not be realized.
In July 2006, the FASB issued ASC 740-10, Income Taxes (“ASC 740-10”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with ASC 740. ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized based on the technical merits when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of ASC 740-10 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of ASC 740-10 on January 1, 2007. As a result of the implementation of ASC 740-10, the Company recognized approximately a $10,338 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings/(accumulated deficit). The balance sheet line items impacted by this increase are as follows:

Increase in non-current deferred income taxes	$13,933
Decrease in federal and state taxes payable	$7,620
Increase in other liabilities	$31,891
Increase in retained earnings/(accumulated deficit)	$10,338
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within “Other liabilities” on the accompanying consolidated balance sheets.

(m) Earnings Per Share
Basic and diluted earnings per share (“EPS”) are determined in accordance with ASC 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for EPS. Basic EPS excludes all dilutive common stock equivalents. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if the Company’s dilutive outstanding stock options were exercised. For purposes of calculating EPS, Class A, Class B (Series 1) and Class B (Series 2) common shares are combined since both classes have identical rights to earnings.
(n) Pension and Postretirement Benefits
The Company accounts for its pension and postretirement benefits under ASC 715, Compensation — Retirement Benefits (“ASC 715”). ASC 715 requires the recognition of the funded status of a benefit plan in the balance sheet, the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period, but which are not included as components of periodic benefit cost, and the measurement of defined benefit plan assets and obligations as of the balance sheet date. The Company utilizes a valuation date of December 31.
(o) Product Warranty Obligations
The Company provides warranty coverage for certain of its products. The Company recognizes a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2009 and 2008, product warranty obligations were not significant.
In the ordinary course of business, the Company enters into numerous agreements that contain standard indemnities whereby the Company indemnifies another party for breaches of confidentiality, infringement of intellectual property or gross negligence. Such indemnifications are primarily granted under licensing of computer software. Most agreements contain provisions to limit the maximum potential amount of future payments that the Company could be required to make under these indemnifications, however, the Company is not able to develop an estimate of the maximum potential amount of future payments to be made under these indemnifications as the triggering events are not subject to predictability.
(p) Loss Contingencies
The Company accrues for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates are based on management’s judgment. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made.
(q) Goodwill
Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30 or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company completed the required annual impairment test as of June 30, 2009, which resulted in no impairment of goodwill in 2009. This test compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of the goodwill.
(r) Recent Accounting Pronouncements
In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASC 105”). ASC 105 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC, under the authority of federal securities laws, are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Company’s adoption of ASC 105, effective September 30, 2009, impacted the consolidated financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). ASU No. 2010-09 establishes that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The amendments in ASU No. 2010-09 are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. Effective with the adoption of ASU No. 2010-09 on December 31, 2009, the Company no longer discloses the date though which subsequent events have been evaluated, as the Company evaluated subsequent events through the date the financial statements were issued.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“ASU No. 2010-06”). ASU No. 2010-06 provides guidance on improving disclosures on fair value measurements, such as the transfers between Level 1, Level 2 and Level 3 inputs and the disaggregated activity in the rollforward for Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the disaggregated activity in the rollforward for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal periods. The Company is currently evaluating the impact of ASU No. 2010-06 on its consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”). ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, ASU No. 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has elected not to early adopt and is currently evaluating the impact of ASU No. 2009-13 on its consolidated financial statements.
In June 2009, the FASB issued ASC 860-10-50, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“ASC 860-10-50”). ASC 860-10-50 was issued to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in the transferred financial assets. ASC 860-10-50 is effective for an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of ASC 860-10-50 on its consolidated financial statements.
In June 2009, the FASB issued ASC 810-10-50, Amendments to FASB Interpretation No. 46(R) (“ASC 810-10-50”). ASC 810-10-50 was issued to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN No. 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-10-50 and constituent concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810-10-50 is effective for an entity’s first annual reporting period that begins after November 15, 2009. The adoption of ASC 810-10-50 is not expected to have a significant effect on the consolidated financial statements.
In May 2009, the FASB issued ASC 855-10-20, Subsequent Events (“ASC 855-10-20”). ASC 855-10-20 establishes the principles and requirements for subsequent events in the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. ASC 855-10-20 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 855-10-20 did not have any impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued ASC 805-20-25, Recognition (“ASC 805-20-25”), to provide further guidance on assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 805, Business Combinations (“ASC 805”), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. ASC 805-20-25 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805-20-25, effective January 1, 2009, did not have any impact on the acquisitions of D2 Hawkeye, Inc. (“D2”), TierMed Systems, LLC (“TierMed”) and Enabl-u Technologies Corporation (“Enabl-u”). The majority of the impact of adopting ASC 805-20-25 will be dependent on the business combinations that the Company may pursue and complete after its effective date.

In December 2008, the FASB released ASC 715-20-65, Employer’s Disclosure about Postretirement Benefit Plan Assets (“ASC 715-20-65”). ASC 715-20-65 amends FAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC 715-20-65 is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company’s adoption of ASC 715-20-65, effective December 31, 2009, impacted the consolidated financial statements and related disclosures as the Company updated its disclosures in Note 17 about plan assets of a defined benefit pension or other postretirement plan in accordance with ASC 715-20-65.
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
In February 2008, the FASB issued ASC 820-10-15, Effective Date of FASB Statement No. 157 (“ASC 820-10-15”), which delays the effective date of FAS No. 157, Fair Value Measurements, for non-recurring non-financial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Non-financial assets and liabilities include, among others: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. Effective January 1, 2009, the Company has adopted the disclosure provisions of ASC 820-10-15 for its non-recurring non-financial assets and liabilities.
In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”). ASC 805 primarily requires an acquirer to recognize the assets acquired and the liabilities assumed, measured at their fair values as of that date. This replaces FAS No. 141(R)’s, Business Combination, cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Generally, ASC 805 will become effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for tax provisions which apply to business combinations regardless of acquisition date. As the Company had expensed all in-process acquisition related costs incurred during the year ended December 31, 2008, the adoption of ASC 805 on January 1, 2009 had no impact on the Company’s consolidated financial statements. The Company made three acquisitions during the year ended December 31, 2009 and accounted for these acquisitions under ASC 805.
3. Concentration of Credit Risk:
Financial instruments that potentially expose the Company to credit risk consist primarily of cash and cash equivalents, available for sale securities and accounts receivable, which are generally not collateralized. The Company maintains, in cash and cash equivalents, higher credit quality financial institutions in order to limit the amount of credit exposure. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250 per bank at December 31, 2009 and 2008. At December 31, 2009 and 2008, the Company had cash balances on deposit with four banks and six banks, respectively, that exceeded the balance insured by the FDIC limit by approximately $54,339 and $20,917, respectively. At December 31, 2009 and 2008, the Company also had cash on deposit with foreign banks of approximately $16,130 and $11,311, respectively.
The Company considers the concentration of credit risk associated with its trade accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. The Company’s top fifty customers for the years ended December 2009, 2008 and 2007, represent approximately 45%, 45% and 44% of revenue, respectively, with no individual customer accounting for more than 4% of revenue during the years ended December 31, 2009, 2008 and 2007. No individual customer comprised more than 10% of accounts receivable at December 31, 2009 and 2008.
4. Cash and Cash Equivalents:
Cash and cash equivalents consist of cash in banks, money market funds, commercial paper, and other liquid instruments with original maturities of 90 days or less at the time of purchase.

5. Accounts Receivable:
Accounts Receivable consist of the following at December 31:

	2009	2008
Billed receivables	$88,048	$81,302
Unbilled receivables	5,232	9,036

Total receivables	93,280	90,338
Less allowance for doubtful accounts	(3,844)	(6,397)

Accounts receivable, net	$89,436	$83,941

6. Investments:
The following is a summary of available-for-sale securities:

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2009
Registered investment companies	$4,530	$905	$—	$5,435
Equity securities	14	—	(4)	10

Total available-for-sale securities	$4,544	$905	$(4)	$5,445

December 31, 2008
Registered investment companies	$5,162	$—	$(48)	$5,114

The Company has investments in private equity securities in which the Company acquired non-controlling interests and no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 232-10-25, The Equity Method of Accounting for Investments in Common Stock (“ASC 232-10-25”). At December 31, 2009 and 2008, the carrying values of such securities were $3,841 and $5,853, respectively, and have been included in “Other assets” in the accompanying consolidated balance sheets.
Realized (losses)/gains on securities, net, including write downs related to other-than-temporary impairments of available-for-sale securities and other assets, were as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Gross realized gains/(losses) on sale of registered investment securities	$66	$(1,306)	$922
Other-than-temporary impairment of registered investment securities	(386)	(1,205)	—
Gross realized gains on U.S. common stock	—	—	135
Other-than-temporary impairment of cost-based investments	(2,012)	—	(200)

Realized (losses)/gains on securities, net	$(2,332)	$(2,511)	$857

Investment income during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Interest and other income	$127	$848	$4,107
Interest income from notes receivable from stockholders	—	1,050	2,454
Dividend income	68	286	435
Gain on call premuims	—	—	1,455

Investment income	$195	$2,184	$8,451

7. Fair Value Measurements
Certain assets and liabilities of the Company are reported at fair value in the accompanying consolidated balance sheets. Such assets and liabilities include amounts for both financial and non-financial instruments. To increase consistency and comparability of assets and liabilities recorded at fair value, ASC 820-10 establishes a three-level fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. ASC 820-10 requires disclosures detailing the extent to which companies’ measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. In accordance with ASC 820-10, the Company applied the following fair value hierarchy:
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
The following tables provide information for such assets and liabilities as of December 31, 2009 and 2008. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, acquisition related liabilities, and short-term debt approximate their carrying amounts because of the short-term maturity of these instruments. The fair value of the long-term debt was estimated at $578,804 and $569,699 as of December 31, 2009 and 2008, respectively, and is based on an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. These assets and liabilities are not presented in the following table.

The following table summarizes fair value measurements by level at December 31, 2009 and 2008 for assets and other balances measured at fair value on a recurring basis:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
December 31, 2009
Registered investment companies (1)	$5,435	$5,435	$—	$—
Equity securities (1)	$10	$10	$—	$—
Cost based investment recorded at fair value on a non-recurring basis (2)	$1,809	$—	$—	$1,809
Contingent consideration under ASC 805 (3)	$(3,344)	$—	$—	$(3,344)

December 31, 2008
Registered investment companies (1)	$5,114	$5,114	$—	$—
Class A redeemable common stock (4)	$752,912	$—	$—	$752,912

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

(2)	Cost based investment consists of a non-controlling interest in a private equity security with no readily determinable market value. This investment was recorded at fair value on a non-recurring basis as a result of an other-than temporary impairment of $2,012 at December 31, 2009. In establishing the estimated fair value of this investment, the Company took into consideration the financial condition and operating results of the underlying company and other indicators of fair values, such as the fair value utilized for the Company’s private equity offering.

(3)	Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. See Note 10 for further information regarding the 2009 acquisitions. For the year ended December 31, 2009, no adjustments to the initial assessment were required.

(4)	The fair value of ISO’s Class A redeemable common stock was established for purposes of the ISO 401(K) Savings and Employee Stock Ownership Plan (“KSOP”) generally on the final day of the quarter and prior to the Company’s IPO, such price was utilized for all share transactions in the subsequent quarter. The then-current valuation in effect for the KSOP was also considered the fair value for ISO Class A redeemable common stock and related transactions within the Insurance Services Office, Inc. 1996 Incentive Plan. Upon consummation of the corporate reorganization on October 6, 2009, the Company is no longer obligated to redeem ISO Class A common shares; therefore, it is not required to record redeemable common stock. The fair value of ISO Class A redeemable common stock prior to the conversion was determined based on the IPO price of $22.00 per share. See Note 14 for a description of the valuation process.

The table below includes a rollforward of ISO Class A redeemable common stock for the year ended December 31, 2009:

ISO Class A
Redeemable
Common Stock
Balance, December 31, 2008	$752,912
Redemptions and exercise of stock, net	(43,965)
Increase in fair value (1)	355,949
Transfer out due to conversion upon corporate reorganization (2)	(1,064,896)

Balance, December 31, 2009	$—

(1)	See Note 14 for a description of the valuation process.

(2)	The fair value of the Company’s Class A redeemable common stock prior to the reversal was determined based on the IPO price of $22.00 per share.
The table below includes a rollforward of the Company’s contingent consideration under ASC 805 for the year ended December 31, 2009:

Contingent
Consideration
Balance, December 31, 2008	$—
Acquisition of D2 (1)	2,800
Acquisition of TierMed (1)	544

Balance, December 31, 2009	$3,344

(1)	Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period.

Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations.

See Note 10 for further information regarding the 2009 acquisitions.
The following table includes a rollforward of the Company’s cost based investment recorded at fair value on a non-recurring basis for the year ended December 31, 2009:

Cost Based
Investment
Balance, December 31, 2008	$—
Transfer of cost based investment prior to other-than temporary impairment	3,821
Other-than temporary impairment	(2,012)

Balance, December 31, 2009	$1,809

8. Fixed Assets
The following is a summary of fixed assets as of December 31:

			Accumulated
			Depreciation and
	Useful Life	Cost	Amortization	Net
2009
Furniture and office equipment	3-10 years	$101,067	$(72,434)	28,633
Leasehold improvements	Lease term	28,065	(12,019)	16,046
Purchased software	3 years	45,214	(33,306)	11,908
Software development costs	3 years	86,324	(59,018)	27,306
Leased equipment	3-4 years	18,370	(13,098)	5,272

Total fixed assets		$279,040	$(189,875)	$89,165

2008
Furniture and office equipment	3-10 years	$97,900	$(74,429)	23,471
Leasehold improvements	Lease term	27,624	(9,920)	17,704
Purchased software	3 years	41,419	(30,869)	10,550
Software development costs	3 years	78,046	(55,304)	22,742
Leased equipment	3-4 years	17,556	(9,436)	8,120

Total fixed assets		$262,545	$(179,958)	$82,587

Consolidated depreciation and amortization of fixed assets for the years ended December 31, 2009, 2008 and 2007, were $38,578, $35,317 and $31,745, of which $9,394, $10,091 and $7,584 were related to amortization of software development costs, respectively. Leased equipment includes amounts held under capital leases for automobiles, computer software and computer equipment.
9. Goodwill and Intangible Assets:
Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. The Company completed the required annual impairment test as of June 30, 2009 and 2008, which resulted in no impairment of goodwill. For the year ended December 31, 2007, the Company recorded an impairment charge of $1,744 included in “Loss from discontinued operations, net of tax” in the accompanying consolidated statements of operations.

The following is a summary of the change in goodwill from December 31, 2007 through December 31, 2009, both in total and as allocated to the Company’s operating segments:

	Risk	Decision
	Assessment	Analytics	Total
Goodwill at December 31, 2007 (1)	$27,908	$311,983	$339,891
Accrual of acquisition related liabilities	—	82,400	82,400
Current year acquisitions	—	12,845	12,845
Purchase accounting reclassifications	—	7,848	7,848
Escrow distribution	—	4,388	4,388

Goodwill at December 31, 2008 (1)	$27,908	$419,464	$447,372

Current year acquisitions	—	49,776	49,776
Finalization of acquisition related liabilities	—	(4,300)	(4,300)
Purchase accounting reclassifications	—	(2,600)	(2,600)
Acquisition related escrow funding	—	400	400
Finalization of acquisition related escrows	—	181	181

Goodwill at December 31, 2009 (1)	$27,908	$462,921	$490,829

(1)	These balances are net of accumulated impairment charges of $3,244 that occured prior to 2008.
The finalization, excluding the final resolution of indemnity escrows and contingent consideration, of the purchase accounting for the acquisition of AER during the third quarter of 2009 resulted in an increase in intangible assets of $3,203, an increase in deferred tax liabilities of $885, a decrease in accounts payable and accrued expenses of $282, and a corresponding decrease to goodwill of $2,600.
The Company recorded an acquisition related liability of $67,200 for the Xactware acquisition as of December 31, 2008. The Company recorded a reduction of $4,300 to goodwill and acquisition related liabilities as of March 31, 2009. In May 2009, the Company finalized the Xactware acquisition contingent liability and made a payment of $62,900. In May 2009, the Company also paid the NIA Consulting, LTD (“NIA”) acquisition contingent liability of $15,200, which was also included in acquisition related liabilities as of December 31, 2008.
During the second quarter of 2008, the Company finalized the purchase price allocation associated with the acquisitions of HealthCare, Insight, LLC (“HCI”) and NIA. The finalization of the purchase accounting for HCI resulted in a reduction primarily of customer-related intangible assets and corresponding increase to goodwill of $7,009, and the final working capital adjustment of $825. The finalization of the purchase accounting for NIA, which includes the final working capital and other adjustments resulted in an increase to goodwill of $9. During the fourth quarter of 2008, the Company adjusted the purchase price allocation associated with the acquisition of Predicted Solutions, which resulted in an increase to goodwill of $5.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
December 31, 2009
Technology-based	6 years	$174,973	$(117,986)	$56,987
Marketing-related	4 years	35,104	(24,690)	10,414
Contract-based	6 years	6,555	(6,092)	463
Customer-related	12 years	67,534	(26,872)	40,662

Total intangible assets		$284,166	$(175,640)	$108,526

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
December 31, 2008
Technology-based	5 years	$164,127	$(98,810)	$65,317
Marketing-related	4 years	31,733	(18,363)	13,370
Contract-based	6 years	6,555	(5,940)	615
Customer-related	12 years	53,317	(19,906)	33,411

Total intangible assets		$255,732	$(143,019)	$112,713

Consolidated amortization expense related to intangible assets for the years ended December 31, 2009, 2008 and 2007, was approximately $32,621, $29,555 and $33,916, respectively. Estimated amortization expense in future periods through 2014 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2010	$27,411
2011	$21,425
2012	$17,441
2013	$11,278
2014	$4,260
Thereafter	$26,711
10. Acquisitions and Discontinued Operations:
2009 Acquisitions
On October 30, 2009, the Company acquired the net assets of Enabl-u, a privately owned provider of data management, training and communication solutions to companies with regional, national or global work forces, for a net cash purchase price of $2,502 and the Company funded $136 of indemnity escrows and $100 of contingency escrows. The Company believes this acquisition will enhance the Company’s ability to provide solutions for customers to measure loss prevention and improve asset management through the use of software and software services.
On July 24, 2009, the Company acquired the net assets of TierMed, a privately owned provider of Healthcare Effectiveness Data and Information Set (“HEDIS”) solutions to healthcare organizations that have HEDIS or quality-reporting needs, for a net cash purchase price of $7,230 and the Company funded $400 of indemnity escrows. The Company believes this acquisition will enhance the Company’s ability to provide solutions for customers to measure and improve healthcare quality and financial performance through the use of software and software services.
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

The total net cash purchase price of these three acquisitions was $61,350 and the Company funded $7,636 of escrows, of which $7,000 and $236 is currently included in “Other current assets” and “Other assets,” respectively, in the accompanying consolidated balance sheets. The preliminary allocation of purchase price, including working capital adjustments, resulted in accounts receivable of $4,435, current assets of $573, fixed assets of $2,387, finite lived intangible assets with no residual value of $25,265, goodwill of $49,776, current liabilities of $4,879, other liabilities of $10,479, and deferred tax liabilities of $5,728. Other liabilities consist of a $7,236 payment due to the sellers of D2 and Enabl-u at the conclusion of the escrows funded at close, assuming no pre-acquisition indemnity claims arise subsequent to the acquisition date, and $3,344 of contingent consideration, which was estimated as of the acquisition date by averaging the probability of achieving each of the specific predetermined EBITDA and revenue targets, which could result in a payment ranging from $0 to $65,700 for the fiscal year ending December 31, 2011 for D2 and a payment ranging from $0 to $6,000 for the fiscal year ending December 31, 2010 for TierMed. Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. For the year ended December 31, 2009, the Company incurred legal expenses related to these acquisitions of $799 included within “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.
The amounts assigned to intangible assets by type for current year acquisitions are summarized in the table below:

	Weighted Average
	Useful Life	Total
Technology-based	12 years	$9,282
Marketing-related	5 years	4,698
Customer-related	8 years	11,285

Total intangible assets		$25,265

The preliminary allocation of the purchase price to intangible assets, goodwill, accrued liabilities, and the determination of an ASC 740-10-25, Accounting for Uncertainty in Income Taxes (“ASC 740-10-25”), liability is subject to revisions, which may have a material impact on the consolidated financial statements. As the values of such assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. In accordance with ASC 805, the allocation of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The value of goodwill associated with these acquisitions is currently included within the Decision Analytics segment. The goodwill for the D2 acquisition is not deductible for tax purposes. The goodwill for the TierMed and Enabl-u acquisitions are expected to be deductible for tax purposes over fifteen years. Included within the consolidated statements of operations for the year ended December 31, 2009 are revenues of $18,681 and an operating loss of $3,817, associated with these acquisitions.
2008 Acquisitions
In 2008, the Company acquired two entities for an aggregate cash purchase price of approximately $19,270 and funded indemnity escrows totaling $1,500. At December 31, 2009, these escrows have been included in “Other current assets” in the accompanying consolidated balance sheets. These acquisitions were accounted for under the purchase method. Accordingly, the purchase price, excluding indemnification escrows, was allocated to assets acquired based on their estimated fair values as of the acquisition dates. Each entity’s operating results have been included in the Company’s consolidated results from the respective dates of acquisition. A description of the two entities purchased in 2008 is as follows:
On November 20, 2008, the Company acquired 100% of the stock of AER. The purchase includes a contingent payment provision subject to the achievement of certain predetermined financial results for the years ended 2010 and 2011. The acquisition of AER further enhances the Company’s environmental and scientific research and predictive modeling. Excluding the final resolution of indemnity escrows and contingent consideration, the Company finalized the purchase accounting for AER during the third quarter of 2009, which resulted in an increase in intangible assets of $3,203, an increase in deferred tax liabilities of $885, a decrease in accounts payable and accrued expenses of $282, and a corresponding decrease to goodwill of $2,600.

On November 14, 2008, the Company acquired the net assets of ZAIO’s two divisions, United Systems Software Company and Day One Technology. The assets associated with this acquisition further enhance the capability of the Company’s appraisal software offerings. The purchase allocation related to this acquisition was finalized as of December 31, 2008.
2007 Acquisitions
In 2007, the Company acquired five entities for an aggregate cash purchase price of approximately $50,824 and funded indemnity and contingent payment escrows totaling $3,344 and $1,031, respectively. At December 31, 2009, these escrows amounted to $202 and have been included in “Other current assets” in the accompanying consolidated balance sheets. At December 31, 2008, these escrows amounted to $1,010 and have been included in “Other current assets” in the accompanying consolidated balance sheets. These acquisitions were accounted for under the purchase method. Accordingly, the purchase price, excluding contingency escrows, was allocated to assets acquired based on their estimated fair values as of the acquisition dates. Each entity’s operating results have been included in the Company’s consolidated results from the respective dates of acquisition. A description of the five entities purchased in 2007 is as follows:
On December 19, 2007, the Company acquired 100% of the net assets of Predicted Solutions, a leading provider of computer software applications and algorithms for commercial and governmental health plans and Medicaid to help health plan administrators detect and recover losses due to fraud, waste and abuse. The acquisition integrates with the Company’s analytic methodology to provide customers with the information needed to ensure their program integrity through better pharmacy and payment analysis.
On October 12, 2007, the Company acquired 100% of the net assets of NIA, a Mason, TX based company, which is a leading provider of fraud detection and forensic audit services for the home mortgage and mortgage insurance industries. Adding NIA and its proprietary database to the Company’s fraud protection solution strengthens the Company’s search capacity and positions the Company to incorporate more real-world fraud schemes into the Company’s automated solutions. The purchase includes a contingent payment provision subject to the achievement of certain predetermined financial results for 2008.
On October 3, 2007, the Company acquired 100% of the net assets of HCI, a Salt Lake City, UT based company whose solutions enable healthcare claims payors to prevent fraud, abuse, and overpayment. The acquisition of HCI further supports the Company’s objective as the leading provider of data, analytics, and decision-support solutions for healthcare claims payors. The purchase includes a contingent payment provision subject to the achievement of certain predetermined financial results for 2008. HCI combines automated modeling and profiling of claims with the enhanced accuracy available through clinical validation.
On March 23, 2007, the Company acquired the rights, title, and interest of the name, trade name, and service mark, “Rex Depot” and other intangible assets of Smith Sekelsky Web Products, LLC. The assets associated with this acquisition further enhance the capability of the Company’s appraisal software offerings.
On January 11, 2007, the Company acquired the remaining 20% of the stock of National Equipment Register (“NER”), resulting in 100% ownership, in order to more closely align operations with existing businesses. The purchase includes a contingent payment provision subject to the achievement of certain predetermined financial results for 2007 and 2008. NER is a provider of solutions to increase the recovery rate of stolen equipment and reduce the costs associated with theft for owners and insurers.
The allocation of purchase price for the 2007 acquisitions, including the finalization of purchase accounting in 2008, resulted in finite lived intangible assets of $28,349 with no residual value, goodwill of $22,005, and fair value of tangible assets acquired of $470. The goodwill associated with the 2007 acquisitions is included within the Decision Analytics segment. The Company did not assume significant liabilities related to these acquisitions. The goodwill for all acquisitions is expected to be deductible for tax purposes over 15 years. In 2008, the Company finalized the Rex Depot, HCI, NIA, and Predicted Solutions purchase allocations.

The amounts assigned to intangible assets by type for the 2007 acquisitions are summarized in the table below:

	Weighted Average
	Useful Life	Total
Technology-based	4 years	$6,181
Marketing-related	4 years	8,856
Customer-related	23 years	13,312

Total intangible assets		$28,349

Acquisition Contingent Payments
A condition of the additional payments for certain of the acquisitions, is the continued employment of key employees resulting in the treatment of such additional payments as compensation expense. Compensation expense related to earn out payments for the years ended December 31, 2008 and 2007 was $300 and $3,605, respectively. There were no scheduled acquisition contingent payments for which the condition of continuing employment was required for the year ended December 31, 2009. These amounts, which are included in “Acquisition related liabilities” in the accompanying consolidated balance sheets, were paid the year after they were accrued.
Acquisition Escrows
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At December 31, 2009 and 2008, the current portion of the escrows amounted to $20,142 and $12,724, respectively, and has been included in “Other current assets” in the accompanying consolidated balance sheets at December 31, 2009 and 2008. The indemnification portion of these escrows were $20,142 and $11,918 at December 31, 2009 and 2008, respectively, of which $10,928 relates to Xactware. At December 31, 2009 and 2008, the noncurrent portion of the escrow amounted to $236 and $1,501, respectively. The indemnification portion of these escrows were $135 and $1,501, respectively, at December 31, 2009 and 2008. The final resolution of these escrows in future years may result in additional purchase accounting adjustments.
Discontinued Operations
As of December 31, 2007, the Company discontinued operations of its claims consulting business located in New Hope, Pennsylvania and the United Kingdom. The results for this business were accounted for as discontinued operations in the consolidated financial statements for the year ended December 31, 2007. Within the 2007 pre-tax loss are $2,786 of expenses directly related to the exit activity, which primarily consist of goodwill impairment of $1,744, other current asset write-off of $445, fixed asset disposals of $265, and employee separation costs of $119. The summarized, combined statements of operations from discontinued operations for the year ended December 31, 2007 is follows:

2007

Revenues	$2,352

Pre-tax loss	$(6,085)
Tax benefit	1,496

Loss from discontinued operations, net of tax	$(4,589)

Depreciation expenses related to the discontinued operations for the years ended December 31, 2007 was $98. There was no impact of discontinued operations on the results of operations for the years ended December 31, 2009 and 2008.

11. Income Taxes:
The components of the provision for income taxes for the years ended December 31 is as follows:

	2009	2008	2007

Current:
Federal and foreign	$98,886	$93,522	$96,277
State and local	26,603	12,358	17,843

	125,489	105,880	114,120

Deferred:
Federal and foreign	11,603	9,789	(7,041)
State and local	899	5,002	(3,895)

	12,502	14,791	(10,936)

Provision for income taxes	$137,991	$120,671	$103,184

The Company’s income tax benefit for discontinued operations for the years ended December 31, 2009, 2008 and 2007 were $0, $0 and $1,496, respectively.
The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows for the years ended December 31:

	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	6.9%	5.0%	3.2%
Non-deductible KSOP expenses	9.8%	2.7%	2.9%
State tax adjustments	0.0%	0.0%	(0.3%)
Other	0.5%	0.6%	(0.8%)

Effective tax rate for continuing operations	52.2%	43.3%	40.0%

The increase in the effective tax rate in 2009 compared to 2008 was due to the non-recurring, non-cash costs associated with the accelerated ESOP allocation and certain IPO related costs that are not deductible.
The tax effects of significant items comprising the Company’s deferred tax assets as of December 31 is as follows:

	2009	2008
Deferred income tax asset:
Employee wages, pensions and other benefits	$74,986	$80,279
Deferred revenue adjustment	3,243	8,979
Deferred rent adjustment	4,481	4,508
Net operating loss carryover	3,085	1,772
State tax adjustments	7,134	8,283
Capital and other unrealized losses	4,611	3,460
Other	4,877	7,564

Total	102,417	114,845
Less valuation allowance	(2,110)	(2,098)

Deferred income tax asset	100,307	112,747

Deferred income tax liability:
Depreciation and amortization	(28,558)	(7,683)
Other	(1,087)	(318)

Deferred income tax liability	(29,645)	(8,001)

Deferred income taxes, net	$70,662	$104,746

The deferred income tax asset and liability has been classified in “Deferred income taxes, net” in the accompanying consolidated balance sheets as of December 31, as follows:

	2009	2008
Current deferred income tax asset, net	$4,405	$4,490
Non-current deferred income tax asset, net	66,257	100,256

Deferred income taxes, net	$70,662	$104,746

As a result of certain realization requirements of ASC 718, the table of net deferred tax assets shown above does not include certain deferred tax assets as of December 31, 2009 and 2008 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $3,742 and $5,076, respectively, if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.
As of December 31, 2009, a deferred tax liability in the amount of $5,728 was recorded in connection with the acquisition of D2. As of December 31, 2008 a deferred tax liability in the amount of $2,963 was recorded in the connection of the acquisition of AER. Excluding the final resolution of indemnity escrows and contingent considerations, the Company finalized the purchase accounting for AER during the third quarter of 2009, which resulted in an increase in deferred tax liabilities of $885. The ultimate realization of the deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future.
The Company has provided for a valuation allowance against the deferred tax asset associated with the capital loss carryforwards expiring in 2012 and the net operating losses of certain foreign subsidiaries in the United Kingdom (“U.K.”). The Company’s net operating loss carryforwards expire as follows:

Years	Amount
2010-2017	$38,525
2018-2022	434
2023-2029	36,142

$75,101

A valuation allowance has been established based on management’s evaluation of the likelihood of utilizing the capital loss carryforwards and foreign net operating losses before they expire. Management has determined that the generation of future U.K. taxable income to realize the deferred tax assets is uncertain. Other than these items, management has determined, based on the Company’s historical operating performance, that taxable income of the Company will more likely than not be sufficient to fully realize the deferred tax assets.

In general, it is the practice of the Company to permanently reinvest the undistributed earnings of its foreign subsidiaries in those operations. As of December 31, 2009 the Company has not made a provision for U.S. or additional foreign withholdings taxes on approximately $4,032 of the unremitted earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under other certain circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in its foreign subsidiaries.
Effective January 1, 2007, the Company adopted ASC 740-10, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For each tax position, the Company must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2009	2008	2007
Unrecognized tax benefit at January 1	$31,659	$32,030	$27,052
Gross increase in tax positions in prior period	1,317	5,958	—
Gross decrease in tax positions in prior period	(3,508)	(3,548)	—
Gross increase in tax positions in current period	2,052	4,454	7,662
Settlements	(2,143)	(3,240)	—
Lapse of statute of limitations	(2,055)	(3,995)	(2,684)

Unrecognized tax benefit at December 31	$27,322	$31,659	$32,030

Of the total unrecognized tax benefits at December 31, 2009, 2008 and 2007, $15,644, $18,575 and $24,368, respectively, represent the amount that, if recognized, would have a favorable effect on the Company’s effective tax rate in any future periods.
The total gross amount of accrued interest and penalties at December 31, 2009, 2008 and 2007 was $7,384, $8,116 and $7,033, respectively. The Company’s practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in the accompanying consolidated statements of operations.
The Company does not expect a significant increase in unrecognized benefits related to state tax exposures within the coming year. In addition, the Company believes that it is reasonably possible that approximately $3,455 of its currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2010 as a results of a combination of audit settlements and lapses of statute of limitations, net of additional uncertain tax positions.
The Company is subject to tax in the U.S. and in various state and foreign jurisdictions. The Company joined by its domestic subsidiaries, files a consolidated income tax return for the Federal income tax purposes. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for tax years before 2006. In Massachusetts, the Company is being audited for the years 2003 through 2005 with a statute extension to June 30, 2010. In New York, the Company is being audited for the years 2003 through 2006 with a statute extension to December 17, 2010. The Internal Revenue Service commenced an examination of the Company’s U.S. consolidated income tax return for the 2006 and 2007 tax years. The Company does not expect that the results of these examinations will have a material effect on its financial position or results of operations.
12. Composition of Certain Financial Statement Captions:
The following tables present the components of “Other current asset,” “Accounts payable and accrued liabilities” and “Other liabilities” at December 31:

	2009	2008
Other current assets:
Acquisition related escrows	$20,142	$12,724
Other current assets	1,514	3,463

Total other current assets	$21,656	$16,187

Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$56,114	$44,913
Other current liabilities	45,287	38,468

Total accounts payable and accrued liabilities	$101,401	$83,381

Other liabilities:
Unrecognized tax benefits	$34,706	$39,735
Deferred rent	12,244	11,883
Other liabilities	30,010	24,576

Total other liabilities	$76,960	$76,194

13. Debt:
The following table presents short-term and long-term debt by issuance:

	Issuance	Maturity	December 31,	December 31,
	Date	Date	2009	2008
Short-term debt and current portion of long-term debt:
Bank of America	12/15/2008	1/15/2009	$—	$5,000
Bank of America	12/17/2008	1/17/2009	—	30,000
Bank of America	12/22/2008	1/22/2009	—	15,000
Bank of America	12/24/2008	1/24/2009	—	5,000
JPMorgan Chase	12/1/2008	1/2/2009	—	10,000
JPMorgan Chase	12/12/2008	1/12/2009	—	4,000
JPMorgan Chase	12/18/2008	1/20/2009	—	20,000
JPMorgan Chase	12/24/2008	1/24/2009	—	20,000
JPMorgan Chase	12/29/2008	1/29/2009	—	5,000
Syndicated Revolving Credit Facility	12/16/2009	1/19/2010	10,000	—
Syndicated Revolving Credit Facility	12/23/2009	1/25/2010	50,000	—
Prudential senior notes:
4.46% Series D senior notes	6/14/2005	6/13/2009	—	100,000
Capital lease obligations	Various	Various	5,488	5,058
Other	Various	Various	1,172	340

Short-term debt and current portion of long-term debt			$66,660	$219,398

Long-term debt:
Prudential senior notes:
4.60% Series E senior notes	6/14/2005	6/13/2011	$50,000	$50,000
6.00% Series F senior notes	8/8/2006	8/8/2011	25,000	25,000
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	—
Principal senior notes:
6.03% Series A senior notes	8/8/2006	8/8/2011	50,000	50,000
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Aviva Investors North America:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	—
Other obligations:
Capital lease obligations	Various	Various	2,094	4,723
Other	Various	Various	415	633

Long-term debt			$527,509	$450,356

Accrued interest associated with the Company’s outstanding debt obligations was $4,371 and $4,092 as of December 31, 2009 and 2008, respectively. Consolidated interest expense associated with the Company’s outstanding debt obligations was $35,021, $30,863 and $22,590 for the years ended December 31, 2009, 2008 and 2007, respectively.

Prudential Master Shelf Agreement
On June 13, 2003, the Company authorized the issuance of senior promissory notes (“Prudential Shelf Notes”) under an uncommitted master shelf agreement with Prudential Capital Group (“Prudential”) in the aggregate principal amount of $200,000. On February 1, 2005, the Company amended the shelf agreement to increase the authorization of additional senior promissory notes in the aggregate principal amount by $150,000. On February 1, 2007, the Company amended the shelf agreement to increase the authorization of additional senior promissory notes in the aggregate principal amount by $100,000. Prudential Shelf Notes may be issued and sold until the earliest of (i) February 28, 2010; (ii) the thirtieth day after receiving written notice to terminate; or (iii) the last closing day after which there is no remaining facility available. Interest is payable at a fixed rate or variable floating rate. Fixed rate Prudential Shelf Notes are subject to final maturities not to exceed ten years and, in the case of floating rate Prudential Shelf Notes, not to exceed five years. The Prudential Shelf Note agreement is uncommitted with a one time facility fee of $50. The net proceeds from the notes were utilized to repurchase Class B Company stock, to repay certain maturing notes and revolving credit facilities and to fund acquisitions. Interest on the notes is payable quarterly. On June 15, 2009, the Company repaid its $100,000 Prudential Series D senior notes by issuing Series J senior promissory notes under the uncommitted master shelf agreement with Prudential in the aggregate principal amount of $50,000 due June 15, 2016 and borrowing $50,000 from its syndicated revolving credit facility. Interest on the Series J senior notes is payable quarterly at a fixed rate of 6.85%.
As of December 31, 2009 and 2008, $335,000 and $385,000, respectively, was outstanding under this agreement. The Prudential Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and fixed charge ratios.
Principal Master Shelf Agreement
On July 10, 2006, the Company authorized the issuance of senior promissory notes (“Principal Shelf Notes”) under an uncommitted master shelf agreement with Principal Global Investors, LLC (“Principal”) in the aggregate principal amount of $75,000. Principal Shelf Notes may be issued and sold until the earliest of (i) July 10, 2009; (ii) the thirtieth day after receiving written notice to terminate; or (iii) the last closing day after which there is no remaining facility available. Interest is payable at a fixed rate or variable floating rate. Fixed rate Principal Shelf Notes are subject to final maturities not to exceed ten years and, in the case of floating rate Principal Shelf Notes, not to exceed five years. The Principal Shelf Note is uncommitted with a one time facility fee of $25, no fees for the first issuance and fees in the amount equal to 0.125% of the aggregate principal amount for subsequent issuances. The net proceeds from the notes issued were utilized to fund acquisitions. Interest on the notes is payable quarterly.
As of December 31, 2009 and 2008, $75,000 was outstanding under this agreement. The Principal Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and fixed charge ratios.
New York Life Master Shelf Agreement
On March 16, 2007, the Company authorized the issuance of senior promissory notes (“New York Life Shelf Notes”) under an uncommitted master shelf agreement with New York Life in the aggregate principal amount of $100,000. New York Life Shelf Notes may be issued and sold until the earliest of (i) March 16, 2010; (ii) the thirtieth day after receiving written notice to terminate; or (iii) the last closing day after which there is no remaining facility available. Interest is payable at a fixed rate or variable floating rate. Fixed rate New York Life Shelf Notes are subject to final maturities not to exceed ten years and, in the case of floating rate Shelf Notes, not to exceed five years. The New York Life Shelf Note is uncommitted with no fees for the first issuance and fees in the amount equal to 0.125% of the aggregate principal amount for subsequent issuances. The net proceeds from the notes issued were utilized to fund acquisitions. Interest on the notes is payable quarterly.
As of December 31, 2009 and 2008, $85,000 was outstanding under this agreement. The New York Life Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and fixed charge ratios.
Aviva Master Shelf Agreement
On December 10, 2008, the Company entered into a $50,000 uncommitted master shelf agreement with Aviva Investors North America, Inc. (“Aviva”). Aviva shelf notes may be issued and sold until the earliest of (i) December 10, 2011; (ii) the thirtieth day after receiving written notice to terminate; or (iii) the last closing day after which there is no remaining facility available. The Aviva master shelf is uncommitted with a one time facility fee of $25 and additional fees in the amount equal to 0.125% of the aggregate principal amount for subsequent issuances. The interest rate will be determined at the time of the borrowing. On April 27, 2009, the Company issued Series A senior promissory notes under an uncommitted master shelf agreement with Aviva in the aggregate principal amount of $30,000 due April 27, 2013. Interest is payable quarterly at a fixed rate of 6.46%.

As of December 31, 2009 and 2008, $30,000 and $0, respectively were outstanding under this agreement. The Aviva master shelf agreement contains certain covenants that, among other things, require the Company to maintain certain leverage and fixed charge ratios.
Syndicated Revolving Credit Facility
On July 2, 2009, the Company entered into a $300,000 syndicated revolving credit facility with Bank of America, N.A., JPMorgan Chase, N.A., Morgan Stanley Bank, N.A., and Wells Fargo Bank, N.A., which matures on July 2, 2012. Interest is payable at maturity at a rate to be determined at the time of borrowing. The syndicated revolving credit facility replaces the Company’s previous revolving credit facilities with Bank of America, N.A., JPMorgan Chase, N.A., Morgan Stanley Bank, N.A., and Wachovia Bank, N.A. On August 21, 2009, PNC Bank, N.A., Sovereign Bank, RBS Citizens, N.A., and SunTrust Bank joined the syndicated revolving credit facility increasing the availability to $420,000. This facility is committed with a one-time fee of $4,510, which will be amortized over a three year period, and ongoing unused facility fees of 0.375%. As of December 31, 2009, the interest on the outstanding borrowings under the syndicated revolving credit facility is payable at a weighted average interest rate of 2.73%. On January 19, 2010 and January 25, 2010, the Company paid $10,000 and $50,000, respectively, of its outstanding borrowings from its syndicated revolving credit facility as of December 31, 2009.
Debt Maturities
The following table reflects the Company’s debt maturities:

Year	Amount

2010	$66,660
2011	$126,671
2012	$649
2013	$180,187
2014	$2
2015 and thereafter	$220,000
14. Redeemable Common Stock:
On November 18, 1996, the Company authorized 335,000,000 shares of ISO Class A redeemable common stock. Prior to the IPO, the ISO Class A stock was reserved for the use in incentive plans for key employees and directors under the Insurance Services Office, Inc. 1996 Incentive Plan (the “Option Plan”) and for issuance to the KSOP. The Class A stock has voting rights to elect nine of the twelve members of the board of directors. Prior to the reorganization, the Company’s certificate of incorporation limited those who may own ISO Class A stock to current and former employees or directors, the KSOP and trusts by or for the benefit of immediate family members of employees and former employees.
Under the terms of the Option Plan, ISO Class A stock resulting from exercised options that are held by the employee for more than six months and one day may be put to the Company and redeemed at the then current fair value at the date of the redemption request of the ISO Class A stock. For options granted in 2002 through 2004, the Company had the ability to defer the cash settlement of the redemption up to one year. For options granted after 2004, the Company had the ability to defer the cash settlement of the redemption for up to two years. Under the terms of the KSOP, eligible participants may elect to diversify 100% of their 401(k) and up to 35% of their ESOP contributions that were made in the form of ISO Class A stock. In addition, upon retirement or termination, participants in the KSOP were required to liquidate their ownership in ISO Class A common stock. Since the ISO Class A stock distributed under the Option Plan and KSOP is subject to the restrictions set forth above, up until the reorganization on October 6, 2009, the participant had the right to require the Company to repurchase stock based on the then current fair value of the ISO Class A stock.

Prior to the corporate reorganization on October 6, 2009, the Company followed ASC 480-10-S99-1, Presentation in Financial Statements of Preferred Redeemable Stock (“ASC 480-10-S99-1”). ASC 480-10-S99-1 required the Company to record ISO Class A stock and vested stock options at full redemption value at each balance sheet date as the redemption of these securities was not solely within the control of the Company. Subsequent changes to the redemption value of the securities was charged first to retained earnings; once retained earnings was depleted, then to additional paid-in-capital, and if additional paid-in-capital was also depleted, then to accumulated deficit. Redemption value for the ISO Class A stock was determined quarterly on or about the final day of the quarter for purposes of the KSOP. Prior to September 30, 2009, the valuation methodology was based on a variety of qualitative and quantitative factors including the nature of the business and history of the enterprise, the economic outlook in general and the condition of the specific industries in which the Company operates, the financial condition of the business, the Company’s ability to generate free cash flow, and goodwill or other intangible asset value. This determination of the fair market value employed both a comparable public company analysis, which examines the valuation multiples of companies deemed comparable, in whole or in part, to the Company, and a discounted cash flow analysis that determined a present value of the projected future cash flows of the business. The Company regularly assessed the underlying assumptions used in the valuation methodologies. As a result, the Company had utilized this quarterly fair value for all its ISO Class A redeemable common stock transactions, as required by terms of the KSOP and the Option Plan. The fourth quarter 2008 valuation was finalized on December 31, 2008, which resulted in a fair value per share of $15.56. The fair value calculated for the second quarter 2009 was $17.78 per share and was used for all ISO Class A stock transactions for the three months ended September 30, 2009. At September 30, 2009, the Company’s fair value per share used was determined based on the subsequent observable IPO price of $22.00 on October 7, 2009. The use of the IPO price rather than the valuation methodology described above was based on the short period of time between September 30, 2009 and the IPO date.
In connection with the corporate reorganization on October 6, 2009, the Company is no longer obligated to redeem ISO Class A shares and is therefore no longer required to record the ISO Class A stock and vested stock options at redemption value under ASC 480-10-S99-1. The redemption value of the ISO Class A redeemable common stock and vested options at intrinsic value at October 6, 2009 and December 31, 2008 totaled $1,064,896 and $752,912, which includes $299,983 and $172,408, respectively, of aggregate intrinsic value of outstanding unexercised vested stock options. The reversal of the redeemable common stock balance is first applied against accumulated deficit; once the accumulated deficit is depleted, then to additional paid-in-capital up to the amount equal to the additional paid-in-capital of the Company as if ASC 480-10-S99-1 was never required to be adopted. Any remaining balance is credited to retained earnings. The reversal of the redeemable common stock of $1,064,896 on October 6, 2009 resulted in the elimination of accumulated deficit of $440,584, an increase of $30 to Class A common stock at par value, an increase of $624,282 to additional paid-in-capital, and a reclassification of the ISO Class A unearned common stock KSOP shares balance of $1,305 to unearned KSOP contributions. See Note 16 for further discussion.
During the years ended December 31, 2009, 2008 and 2007, 3,032,850, 25,121,750 and 12,842,100 of ISO Class A shares were redeemed by the Company at a weighted average price of $16.18, $17.28 and $16.07 per share, respectively. Included in ISO Class A repurchased shares were $805, $19,734 and $16,906 for shares primarily utilized to satisfy minimum tax withholdings on options exercised during the years ended December 31, 2009, 2008 and 2007, respectively.
Additional information regarding the changes in redeemable common stock prior to the corporate reorganization effective October 6, 2009 is provided in the table below.

					Notes	Total
	ISO Class A Common Stock				Receivable	Redeemable
	Shares	Redemption	Unearned	Additional	from	Common
	Issued	Value	KSOP	Paid-in-Capital	Stockholders’	Stock
Balance, January 1, 2007	67,377,000	$1,183,049	$(4,913)	$—	$(52,203)	$1,125,933
Redemption of ISO Class A common stock	(12,842,100)	(190,336)	—	—	24,708	(165,628)
KSOP shares earned	—	—	784	21,463	—	22,247
Stock based compensation	—	—	—	8,244	—	8,244
Stock options exercised (including tax benefit of $12,798)	3,604,150	28,526	—	12,798	(15,130)	26,194
Other stock issuances	14,250	238	—	—	—	238
Increase in redemption value of ISO Class A common stock	—	196,465	—	(42,505)	—	153,960

Balance, December 31, 2007	58,153,300	$1,217,942	$(4,129)	$—	$(42,625)	$1,171,188

Redemption of ISO Class A common stock	(25,121,750)	(434,044)	—	—	62,773	(371,271)
KSOP shares earned	—	—	756	21,518	—	22,274
Stock based compensation	—	—	—	9,881	—	9,881
Stock options exercised (including tax benefit of $26,099)	4,262,800	25,324	—	26,099	(20,148)	31,275
Other stock issuances	12,600	225	—	—	—	225
Decrease in redemption value of ISO Class A common stock	—	(56,535)	—	(57,498)	—	(114,033)

Balance, December 31, 2008	37,306,950	$752,912	$(3,373)	$—	$—	$749,539

Redemption of ISO Class A common stock	(3,032,850)	(49,066)	—	—	—	(49,066)
KSOP shares earned	—	—	2,068	73,272	—	75,340
Stock based compensation	—	—	—	8,526	—	8,526
Stock options exercised (including tax benefit of $1,723)	485,550	4,939	—	1,723	—	6,662
Other stock transactions	9,100	162	—	—	—	162
Increase in redemption value of ISO Class A common stock	—	355,949	—	(83,521)	—	272,428
Conversion of redeemable common stock upon corporate reorganization	(34,768,750)	(1,064,896)	1,305	—	—	(1,063,591)

Balance, December 31, 2009	—	$—	$—	$—	$—	$—

15. Stockholders’ Deficit:
On November 18, 1996, the Company authorized 335,000,000 shares of ISO Class A redeemable common stock. Effective with the corporate reorganization on October 6, 2009, the ISO Class A redeemable common stock and all Verisk Class B shares sold into the IPO were converted to Verisk Class A common stock on a one-for-one basis. In addition, the Verisk Class A common stock authorized was increased to 1,200,000,000 shares. The Verisk Class A common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect nine of the twelve members of the board of directors. The twelfth seat on the board of directors is held by the CEO of the Company. The Company did not repurchase any Verisk Class A shares from the reorganization date through December 31, 2009. All Verisk Class A common shares that existed at the date of the IPO are not transferable until 180 days after the IPO date.
On November 18, 1996, the Company authorized 1,000,000,000 ISO Class B shares and issued 500,225,000 shares. On October 6, 2009, the Company completed a corporate reorganization whereby the ISO Class B common stock and treasury stock was converted to Verisk Class B common stock on a one-for-one basis. All Verisk Class B shares sold into the IPO were converted to Verisk Class A common stock on a one-for-one basis. In addition, the Verisk Class B common stock authorized was reduced to 800,000,000 shares, sub-divided into 400,000,000 shares of Class B-1 and 400,000,000 of Class B-2. Each share of Class B-1 common stock shall convert automatically, without any action by the stockholder, into one share of Verisk Class A common stock 18 months after the date of the IPO. Each share of Class B-2 common stock shall convert automatically, without any action by the stockholder, into one share of Verisk Class A common stock 24 months after the date of the IPO. The Class B shares have the same rights as Verisk Class A shares with respect to dividends and economic ownership, but have voting rights to elect three of the twelve directors. The Company did not repurchase any Class B shares during the year ended December 31, 2009. The Company repurchased 483,500 and 3,624,400 ISO Class B shares at an average price of $10.34 and $9.96 during the years ended December 31, 2008 and 2007, respectively.
On October 6, 2009, the Company authorized 80,000,000 shares of preferred stock, par value $0.001 per shares, in connection with the reorganization. The preferred shares have preferential rights over the Verisk Class A and Class B common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares from the reorganization date through December 31, 2009.
Earnings Per Share
As disclosed in “Note 1 — Organization and Initial Public Offering” on October 6, 2009 Verisk became the new parent holding company for ISO. In connection with the IPO, the stock of ISO was exchanged for the stock of Verisk on a one-for-one basis and Verisk effected a fifty-for-one stock split of its Verisk Class A and Class B common stock. As a result of the stock split, all share and per share data throughout this report has been adjusted to reflect a fifty-for-one stock split.
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period less the weighted average Employee Stock Ownership Plan (“ESOP”) shares of common stock that have not been committed to be released. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, such as stock awards and stock options, had been issued.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Numerator used in basic and diluted EPS:
Income from continuing operations	$126,614	$158,228	$154,963
Loss from discontinued operations, net of tax benefit	—	—	(4,589)

Net income	$126,614	$158,228	$150,374

Denominator:
Weighted average number of common shares used in basic EPS	174,767,795	182,885,700	200,846,400
Effect of dilutive shares:
Potential Class A common stock issuable upon the exercise of stock options	7,397,866	7,346,000	8,411,150

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	182,165,661	190,231,700	209,257,550

Basic EPS:
Income from continuing operations	$0.72	$0.87	$0.77
Loss from discontinued operations, net of tax benefit	—	—	(0.02)

Basic EPS	$0.72	$0.87	$0.75

Diluted EPS:
Income from continuing operations	$0.70	$0.83	$0.74
Loss from discontinued operations, net of tax benefit	—	—	(0.02)

Diluted EPS	$0.70	$0.83	$0.72

The potential shares of common stock that were excluded from diluted EPS were 9,054,022, 5,091,350 and 3,030,550 for the years ended December 31, 2009, 2008 and 2007, respectively, because the effect of including these potential shares was antidilutive.
Accumulated Other Comprehensive Loss
The following is a summary of accumulated other comprehensive loss:

	2009	2008
Unrealized gains/(losses) on investments	$526	$(31)
Unrealized foreign currency losses	(683)	(773)
Pension and postretirement unfunded liability adjustment	(53,471)	(81,630)

Accumulated other comprehensive loss	$(53,628)	$(82,434)

The before tax and after tax amounts for these categories, and the related tax benefit/(expense) included in other comprehensive gain/(loss) are summarized below:

		Tax Benefit/
	Before Tax	(Expense)	After Tax
December 31, 2009
Unrealized holding gains on investments arising during the year	$563	$(231)	$332
Reclassification adjustment for amounts included in net income	386	(161)	225
Unrealized foreign currency gains	90	—	90
Pension and postretirement unfunded liability adjustment	43,050	(14,891)	28,159

Total other comprehensive gain	$44,089	$(15,283)	$28,806

December 31, 2008
Unrealized holding losses on investments arising during the year	$(1,687)	$666	$(1,021)
Reclassification adjustment for amounts included in net income	2,325	(923)	1,402
Unrealized foreign currency losses	(927)	—	(927)
Pension and postretirement unfunded liability adjustment	(122,714)	49,525	(73,189)

Total other comprehensive loss	$(123,003)	$49,268	$(73,735)

December 31, 2007
Unrealized holding losses on investments arising during the year	$(2,250)	$885	$(1,365)
Reclassification adjustment for amounts included in net income	1,057	(422)	635
Unrealized foreign currency losses	(203)	—	(203)
Pension and postretirement unfunded liability adjustment	12,577	(4,326)	8,251

Total other comprehensive gain	$11,181	$(3,863)	$7,318

16. Compensation Plans:
KSOP
The Company has established the KSOP for the benefit of eligible employees in the U.S. and Puerto Rico. The KSOP includes both an employee savings component and an employee stock ownership component. The purpose of the combined plan is to enable the Company’s employees to participate in a tax-deferred savings arrangement under Code Sections 401(a) and 401(k), and to provide employee equity participation in the Company through the ESOP accounts.
Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $17, $16 and $16 for 2009, 2008 and 2007, respectively. Certain eligible participants (age 50 and older) may contribute an additional $6, $5 and $5 on a pre-tax basis for 2009, 2008 and 2007, respectively. After-tax contributions are limited to 10% of a participant’s compensation. The Company provides quarterly matching contributions in Class A common stock. The quarterly matching contributions are equal to 75% of the first 6% of the participant’s contribution.
The Company established the ESOP component as a funding vehicle for the KSOP. This leveraged ESOP acquired 57,190,000 shares of the Company’s Class A common stock at a cost of approximately $33,170 ($0.58 per share) in January 1997. The ESOP borrowed $33,170 from an unrelated third party to finance the purchase of the KSOP shares. The common shares were pledged as collateral for its debt. The Company makes annual cash contributions to the KSOP equal to the ESOP’s debt service. As the debt is repaid, shares are released from collateral and are allocated to active employees in proportion to their annual salaries in relation to total participant salaries. The Company accounts for its ESOP in accordance with ASC 718-40, Employee Stock Ownership Plans (“ASC 718-40”) and ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”). Accordingly, the unreleased shares pledged as collateral are reported as “ISO Class A unearned common stock KSOP shares” in the accompanying consolidated balance sheets. As shares are committed to be released from collateral, the Company reports compensation expense at the current fair value of the shares, and the shares become outstanding for EPS computations.

In 2004, the Company renegotiated the ESOP loan to require interest only payments for the third and fourth quarters of 2004. In December 2004, the Company repaid the ESOP loan and issued a new loan agreement between the Company and the KSOP, thereby extending the allocation of the remaining unreleased shares as of July 1, 2004 through 2013.
On October 6, 2009, the Company accelerated the release of 2,623,600 shares to the ESOP account. This resulted in a non-recurring non-cash charge of $57,720 in October 2009, which will primarily be non-deductible for tax purposes.
Effective with the IPO, the KSOP trustee sold 5,000,000 shares of Verisk Class A common stock, of which 2,754,600 shares were released-unallocated shares and 2,245,400 were unreleased shares pledged as collateral against the intercompany ESOP loan. The sale of the released-unallocated shares resulted in cash proceeds to the KSOP of $58,177. The sale of the unreleased shares resulted in cash proceeds to the KSOP of $47,423, all of which is pledged as collateral against the intercompany ESOP loan. The cash proceeds received by the KSOP can be used to repurchase shares diversified or distributed by KSOP participants subsequent to the IPO. All shares repurchased during this period will be repurchased first from the cash proceeds from the sale of the released-unallocated shares; once these proceeds are depleted and replaced with shares of Verisk Class A common stock, then all further share diversifications or distributions will be repurchased from the proceeds received from the sale of the unreleased shares. In accordance with ASC 718-40, the balance of the Class A common stock unearned KSOP shares was reclassified from redeemable common stock to “Unearned KSOP contributions”, a contra-equity account within the accompanying consolidated balance sheets. As the intercompany ESOP loan is repaid, a percentage of the ESOP loan collateral will be released and allocated to active participants in proportion to their annual salaries in relation to total participant salaries. As of December 31, 2009, the intercompany ESOP loan collateral consisted of cash equivalents totaling $47,423 and no shares of Verisk Class A common stock.
In 2005, the Company established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees will participate in the Profit Sharing Plan if they complete 1,000 hours of service each plan year and are employed on December 31 of that year. The Company will make an annual contribution to the Profit Sharing Plan based on the Company’s performance. Participants vest once they have completed four years and 1,000 hours of service. In 2007, 2008 and 2009, the profit sharing contribution was funded using Class A common stock.
The Class A common stock issued under the KSOP as of December 31, was as follows:

	2009	2008

Shares released for ESOP allocation	47,033,232	43,997,400
Shares released for 401(k) match	7,749,099	7,260,250
Shares released for the Profit Sharing Plan	162,269	116,350
Unreleased shares	2,245,400	5,816,000

Total KSOP shares	57,190,000	57,190,000

Fair value of unreleased shares	$—	$90,497

Cash proceeds from sale of unreleased shares pledged as collateral on intercompany ESOP loan	$47,423	—

Prior to the IPO, the fair value of the Class A shares was determined quarterly as determined for purposes of the KSOP. At December 31, 2009 and 2008, the fair value was $30.28 and $15.56 per share, respectively. KSOP compensation expense for 2009, 2008 and 2007 was approximately $76,065, $22,274 and $22,247, respectively.
Stock Option Plan
During 1998, the Company adopted the Option Plan. The Option Plan provides for the granting of options to key employees and directors of the Company. Options granted have varying vesting dates within four years after the grant date and expire ten years from the grant date. During the years ended December 31, 2009 and 2008, stock options granted had an exercise price equal to fair value of the Class A common stock on date of grant.
In connection with the IPO, Verisk adopted the Verisk Analytics, Inc. 2009 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan replaces the Option Plan. All stock options granted under the Option Plan was transferred to Verisk, without modification to the terms of the options other than that such options will be exercisable for Class A common stock of Verisk and the strike price of each outstanding option has been adjusted for the impact of the fifty-for-one stock split. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the Incentive Plan. The Incentive Plan reserved an aggregate of 13,750,000 shares of Class A common stock for future issuances. On October 6, 2009, Verisk granted options to purchase 2,875,871 shares of Verisk Class A common stock to its directors, officers and key employees. These options have an exercise price equal to the IPO price of $22.00 and a ten year contractual term and the majority of the awards have a four year vesting term; however, certain awards have a three year vesting term. As of December 31, 2009, there are 10,874,129 shares of Class A common stock reserved and available for future issuance. Cash received from stock option exercises for the years ended December 31, 2009, 2008 and 2007 was $7,709, $892 and $389, respectively.

The fair value of the stock options granted during the years ended December 31, 2009, 2008 and 2007 were estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.

	2009	2008	2007
Option pricing model	Black-Scholes	Black-Scholes	Black-Scholes
Expected volatility	31.81%	28.02%	13.40%
Risk-free interest rate	2.16%	2.58%	4.54%
Expected term in years	5.5	5.0	6.19
Dividend yield	0.51%	1.81%	—
Weighted average grant date fair value per stock option	$5.96	$4.13	$4.21
The expected term for a majority of the awards granted was estimated based on studies of historical experience and projected exercise behavior. However, certain awards granted, for which no historical exercise patterns exist, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor was based on the average volatility of the Company’s peers, calculated using historical daily closing prices over the most recent period that commensurates with the expected term of the stock option award. The expected dividend yield was based on the Company’s expected annual dividend rate on the date of grant.
Exercise prices for options outstanding and exercisable at December 31, 2009 ranged from $1.84 to $22.00 as outlined in the following table:

	Options Outstanding			Options Exercisable
	Weighted-			Weighted-		Weighted-
	Average	Stock	Weighted-	Average	Stock	Average
Range of	Remaining	Options	Average	Remaining	Options	Exercise
Exercise Prices	Contractual Life	Outstanding	Exercise Price	Contractual Life	Exercisable	Price

$1.84 to $2.20	0.9	1,700,900	$2.15	0.9	1,700,900	$2.15
$2.21 to $2.96	3.1	2,083,600	$2.84	3.1	2,083,600	$2.84
$2.97 to $4.62	3.4	5,574,750	$3.58	3.4	5,574,750	$3.58
$4.63 to $8.90	5.3	4,304,050	$8.30	5.3	4,304,050	$8.30
$8.91 to $13.62	6.3	1,826,950	$11.82	6.3	1,335,075	$11.93
$13.63 to $15.10	7.2	1,839,700	$15.10	7.2	824,700	$15.10
$15.11 to $17.78	8.8	6,296,700	$16.65	8.1	830,950	$17.17
$17.79 to $22.00	9.7	3,134,571	$21.66	8.5	236,200	$17.84

		26,761,221			16,890,225

A summary of options outstanding under the Incentive Plan as of December 31, 2009 and changes during the three years then ended are presented below:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Options	Exercise Price	Value
Outstanding at January 1, 2007	26,188,400	$5.35	$255,264

Granted	2,798,950	$15.21
Exercised	(3,604,150)	$5.15	$36,655

Cancelled or expired	(545,550)	$9.16

Outstanding at December 31, 2007	24,837,650	$6.41	$269,012

Granted	3,147,350	$17.30
Exercised	(4,262,800)	$5.94	$48,399

Cancelled or expired	(564,950)	$14.08

Outstanding at December 31, 2008	23,157,250	$7.79	$179,981

Granted	6,451,521	$18.80
Exercised	(2,583,250)	$3.89	$44,569

Cancelled or expired	(264,300)	$15.79

Outstanding at December 31, 2009	26,761,221	$10.74	$522,914

Options exercisable at December 31, 2009	16,890,225	$6.64	$399,281

Options exercisable at December 31, 2008	16,449,700	$5.08	$172,408

A summary of the status of the Company’s nonvested options as of December 31, 2009, 2008 and 2007 and changes during the three years then ended are presented below:

		Weighted Average
	Number	Grant-Date
	of Options	Fair Value
Nonvested balance at January 1, 2007	11,807,550	$1.88
Granted	2,798,950	$4.21
Vested	(5,698,450)	$1.54
Cancelled or expired	(545,550)	$2.35

Nonvested balance at December 31, 2007	8,362,500	$2.86

Granted	3,147,350	$4.13
Vested	(4,237,350)	$2.48
Cancelled or expired	(564,950)	$3.70

Nonvested balance at December 31, 2008	6,707,550	$4.41

Granted	6,451,521	$5.96
Vested	(3,023,775)	$3.28
Cancelled or expired	(264,300)	$4.06

Nonvested balance at December 31, 2009	9,870,996	$5.27

The aggregate intrinsic value of stock options outstanding at December 31, 2009 was $522,914. The aggregate intrinsic value of stock options currently exercisable at December 31, 2009 was $399,281. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date.

The Company estimates expected forfeitures of equity awards at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the requisite service period and may impact the timing of expense recognized over the requisite service period.
As of December 31, 2009, there was $43,340 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.94 years. As of December 31, 2009, there are 9,870,996 nonvested stock options, of which 8,751,561 are expected to vest. The total grant date fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $9,918, $11,803 and $8,763, respectively.
Performance Based Appreciation Awards
In connection with the Company’s acquisition of Applied Insurance Research Inc., Intellicorp, Ltd, AscendantOne, Inc, DxCG, Appintelligence, and Sysdome, the Company issued performance based appreciation awards to key employees of these companies. These awards represent the right to receive cash equal to an amount by which each company’s award unit value exceeds the award unit value on the date of grant. Performance is measured on income from continuing operations before interest expense and investment income, income taxes, depreciation, and amortization (“EBITDA”). Each company’s award unit value is based on a multiple of EBITDA. Units granted prior to December 31, 2004 vest at 25% per year and expire after ten years. Units granted after December 31, 2004 vest at 25% per year and expire after four years. In the years ended December 31, 2009, 2008 and 2007, compensation expense related to these units amounted to $2,509, $(117) and $2,296, respectively. Payments for the years ended December 31, 2009, 2008 and 2007 were $1,436, $858 and $342, respectively. The liability associated with these performance based awards of $4,235 and $3,162 at December 31, 2009 and 2008, respectively.
Phantom ESOP Plan
In 2001, the Company established the ISO Phantom ESOP (“phantom ESOP”) for eligible employees of the Company’s foreign subsidiaries. Eligible employees will participate in the phantom ESOP if they complete 1,000 hours of service each plan year and are employed on December 31st of that year. The Company provides annual contributions to eligible participants in notional shares based on the value of Class A common stock. Participants vest once they have completed four years and 1,000 hours of service. In the years ended December 31, 2009, 2008 and 2007, compensation expense related to the phantom ESOP amounted to $1,530, $26 and $228 respectively. A phantom ESOP liability of $3,262 and $1,732 at December 31, 2009 and 2008, respectively, is included “Accrued salaries, benefits and other related costs” within “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheets.
17. Pension and Postretirement Benefits:
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
The Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. The Company contributed $292, $542 and $178 to the SERP in 2009, 2008 and 2007, respectively, and expects to contribute $494 in 2010. The minimum required funding for the Pension Plan for the years ended December 31, 2009, 2008 and 2007 was $5,471, $5,029 and $0, respectively. The Company expects to contribute $21,803 to the Pension Plan in 2010.

The expected return on the plan assets for 2009 and 2008 is 8.25%, which is determined by taking into consideration the Company’s analysis of its actual historical investment returns to a broader long-term forecast adjusted based on the its target investment allocation, and the current economic environment. The Company’s investment guidelines target investment allocation of 40% debt securities and 60% equity securities. The Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms. The domestic equity portion of the total portfolio should range between 40% and 60%. The international equity portion of the total portfolio should range between 10% and 20%. The fixed income portion of the total portfolio should range between 20% and 40%. The asset allocation at December 31, 2009 and 2008, and target allocation for 2010 by asset category are as follows:

	Target	Percentage of Plan Assets
Asset Category	Allocation	2009	2008

Equity securities	60%	58%	51%
Debt securities	40%	39%	46%
Other	0%	3%	3%

Total	100%	100%	100%

The Company has used the target investment allocation to derive the expected return as the Company believes this allocation will be retained on an ongoing basis that will commensurate with the projected cash flows of the plan. The expected return for each investment category within the target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the pension plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit costs. The Company believes that the use of the average historical rates of returns is consistent with the timing and amounts of expected contributions to the plans and benefit payments to plan participants. The Company believes these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.
The Company also provides certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”) is contributory, requiring participants to pay a stated percentage of the premium for coverage. As of October 1, 2001, the Postretirement Plan was amended to freeze benefits for current retirees and certain other employees at the January 1, 2002 level. Also, as of October 1, 2001, the Postretirement Plan had a curtailment, which eliminated retiree life insurance for all active employees and healthcare benefits for almost all future retirees, effective January 1, 2002. The Company expects to contribute $4,911 to the Postretirement Plan in 2010.

The following tables set forth the changes in the benefit obligations and the plan assets, the unfunded status of the Pension Plan and Postretirement Plan, and the amounts recognized in the Company’s consolidated balance sheets at December 31:

	Pension Plan		Postretirement Plan
	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$366,921	$363,840	$28,640	$28,340
Service cost	7,375	7,789	—	—
Interest cost	21,196	21,698	1,728	1,689
Actuarial loss/(gain)	7,407	(4,869)	2,732	2,650
Plan participants’ contributions	—	—	3,534	2,738
Benefits paid	(24,710)	(21,537)	(7,532)	(6,777)
Federal subsidy on benefits paid	—	—	809	—

Benefit obligation at end of year	$378,189	$366,921	$29,911	$28,640

Accumulated benefit obligation at end of year	$368,229	$356,622

Weighted-average assumptions as of December 31, used to determine benefit obligation:

Discount rate	5.74%	6.00%	4.50%	6.00%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Change in plan assets:
Fair value of plan assets at beginning of year	$232,452	$346,013	$—	$—
Actual return on plan assets, net of expenses	62,157	(97,595)	—	—
Employer contributions	5,763	5,571	3,991	4,039
Plan participants’ contributions	—	—	2,732	2,738
Benefits paid	(24,710)	(21,537)	(7,532)	(6,777)
Subsidies received	—	—	809	—

Fair value of plan assets at end of year	$275,662	$232,452	$—	$—

Unfunded status at end of year	$102,527	$134,469	$29,911	$28,640

The pre-tax components affecting accumulated other comprehensive loss as of December 31, 2009 and 2008 are summarized below:

	Pension Plan		Postretirement Plan
	2009	2008	2009	2008
Transition obligation	$—	$—	$499	$665
Prior service benefit	(2,515)	(3,316)	—	—
Actuarial losses	87,381	134,183	8,361	5,244

Accumulated other comprehensive loss, pretax	$84,866	$130,867	$8,860	$5,909

The components of net periodic benefit cost and the amounts recognized in other comprehensive (income)/losses are summarized below for the years ended December 31, 2009, 2008 and 2007:

	Pension Plan			Postretirement Plan
	2009	2008	2007	2009	2008	2007
Service cost	$7,375	$7,789	$8,152	$—	$—	$—
Interest cost	21,196	21,698	20,952	1,729	1,689	1,669
Amortization of transition obligation	—	—	—	166	166	166
Recognized net actuarial loss	—	—	—	417	241	2
Expected return on plan assets	(18,327)	(27,441)	(27,458)	—	—	—
Amortization of prior service cost	(801)	(801)	(801)	—	—	—
Amortization of net actuarial loss	10,380	499	572	—	—	—

Net periodic benefit cost	$19,823	$1,744	$1,417	$2,312	$2,096	$1,837

Transition obligation	$—	$—	$—	$(166)	$(166)	$(166)
Amortization of actuarial gains	(501)	(499)	(572)	—	—	—
Amortization of prior service benefit	801	801	801	—	—	—
Net loss recognized	(9,879)	—	—	—	—	—
Actuarial (gains)/losses	(36,422)	120,167	(13,079)	3,117	2,411	439

Total recognized in other comprehensive (income)/losses	(46,001)	120,469	(12,850)	2,951	2,245	273

Total recognized in net periodic cost and other comprehensive (income)/losses	$(26,178)	$122,213	$(11,433)	$5,263	$4,341	$2,110

The estimated amounts in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit cost during 2010 are summarized below:

	Pension	Postretirement
	Plan	Plan	Total
Transaction obligation	$—	$166	$166
Prior service benefit	801	—	801
Actuarial losses	(5,481)	(463)	(5,944)

Total	$(4,680)	$(297)	$(4,977)

The weighted-average assumptions as of January 1, 2009, 2008 and 2007 used to determine net periodic benefit cost and the amount recognized in the accompanying consolidated balance sheets are provided below:

	Pension Plan			Postretirement Plan
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions as of January 1, used to determine net benefit cost:
Discount rate	6.00%	6.25%	5.75%	6.00%	5.75%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.25%	3.75%	N/A	N/A	N/A

Amounts recognized in the consolidated balance sheets consist of:
Pension and postretirement benefits, current	$481	$555	$190	$4,803	$4,842	$4,446
Pension and postretirement benefits, noncurrent	102,046	133,914	17,637	25,108	23,798	23,894

Total pension and postretirement benefits	$102,527	$134,469	$17,827	$29,911	$28,640	$28,340

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the postretirement plan are net of the federal Medicare subsidy.

	Pension	Postretirement
	Plan	Plan
2010	$24,784	$4,911
2011	$25,633	$4,571
2012	$26,520	$4,130
2013	$28,167	$3,702
2014	$32,072	$3,257
2015-2019	$160,931	$10,596
The healthcare cost trend rate for 2009 was 9.5% gradually decreasing to 5% in 2018. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A 1% change in assumed healthcare cost trend rates would have the following effects:

	1%	1%
	Decrease	Increase
Effect of total service and interest cost components of net periodic postretirement healthcare benefit cost	$12	$(13)
Effect on the healthcare component of the accumulated postretirement benefit obligation	$133	$(186)
The expected subsidy from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced the Company’s accumulated postretirement benefit obligation by approximately $8,394 and $11,050 as of December 31, 2009 and 2008, and the net periodic benefit cost by approximately $613, $1,315 and $948 in fiscal 2009, 2008 and 2007, respectively.
The following table summarizes the fair value measurements by level of the Pension Plan assets at December 31, 2009:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
December 31, 2009	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity
Managed equity accounts (1)	$123,871	$123,871	$—	$—
Equity-partnerships (2)	4,939	—	—	4,939
International equity-pooled separate account (3)	31,304	—	31,304	—
Debt
Fixed income-managed equity account (1)	76,900	—	76,900	—
Fixed income-pooled separate account (3)	30,728	—	30,728	—
Other
Cash-pooled separate account (3)	7,920	—	7,920	—

Total	$275,662	$123,871	$146,852	$4,939

(1)	Valued at the closing price of shares for domestic stocks within the managed equity accounts, and valued at the net asset value (“NAV”) of shares for mutual funds at either the closing price reported in the active market or based on yields currently available on comparable securities of issuers with similar credit ratings for corporate bonds held by the Plan in these managed accounts. When quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

(2)	Investments for which readily determinable prices do not exist are valued by the General Partner using either the market or income approach. In establishing the estimated fair value of investments, including those without readily determinable values, the General Partner assumes a reasonable period of time for liquidation of the investment, and takes into consideration the financial condition and operating results of the underlying portfolio company, nature of investment, restrictions on marketability, holding period, market conditions, foreign currency exposures, and other factors the General Partner deems appropriate.

(3)	The pooled separate accounts invest in domestic and foreign stocks, bonds and mutual funds. The fair values of these stocks, bonds and mutual funds are publicly quoted and are used in determining NAV of the pooled separate account, which is not publicly quoted.
The following table sets forth a summary of changes in the fair value of the Pension Plan’s Level 3 assets for the year ended December 31, 2009.

Equity-partnerships
Balance, December 31, 2008	$2,146
Actual return on plan assets:
Net investment income	(31)
Net appreciation realized/unrealized gains	3,123
Fees	(366)
Purchases, sales, issuances, and settlement, net	67

Balance, December 31, 2009	$4,939

18. Segment Reporting
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

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses segment EBITDA as the profitability measure for making decisions regarding ongoing operations. Segment EBITDA is income from continuing operations before investment income and interest expense, income taxes, depreciation and amortization. Segment EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate investment income, realized losses, interest income, interest expense or income tax expense, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the United States accounted for 1% or more of the Company’s consolidated revenue for the year ended December 31, 2009 or 2008. No individual country outside of the United States accounted for 1% or more of total consolidated long-term assets as of December 31, 2009 or 2008.
The following tables provide the Company’s revenue and operating income performance by reportable segment for the year ended December 31, 2009, 2008 and 2007, as well as a reconciliation to income before income taxes for all periods presented in the accompanying consolidated statements of operations:

	December 31, 2009			December 31, 2008			December 31, 2007
	Risk	Decision		Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$523,976	$503,128	$1,027,104	$504,391	$389,159	$893,550	$485,160	$317,035	$802,195
Expenses:
Cost of revenues (exclusive of items shown separately below)	230,494	260,800	491,294	199,872	187,025	386,897	204,182	153,009	357,191
Selling, general and administrative	82,554	80,050	162,604	81,813	49,426	131,239	68,198	39,378	107,576

Segment EBITDA	210,928	162,278	373,206	222,706	152,708	375,414	212,780	124,648	337,428
Depreciation and amortization of fixed assets	18,690	19,888	38,578	19,447	15,870	35,317	19,397	12,348	31,745
Amortization of intangible assets	503	32,118	32,621	806	28,749	29,555	1,047	32,869	33,916

Operating income	191,735	110,272	302,007	202,453	108,089	310,542	192,336	79,431	271,767

Unallocated expenses:
Investment income			195			2,184			8,451
Realized (losses)/gains on securities, net			(2,332)			(2,511)			857
Interest expense			(35,265)			(31,316)			(22,928)

Consolidated income before income taxes			$264,605			$278,899			$258,147

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$8,373	$35,368	$43,741	$12,598	$20,664	$33,262	$33,059	$14,124	$47,183

Operating segment revenue by type of service is provided below:

	December 31,	December 31,	December 31,
	2009	2008	2007
Risk Assessment
Industry standard insurance programs	$341,079	$329,858	$311,087
Property-specific rating and underwriting information	132,027	125,835	126,291
Statistical agency and data services	28,619	27,451	27,282
Actuarial services	22,251	21,247	20,500

Total Risk Assessment	523,976	504,391	485,160

	December 31,	December 31,	December 31,
	2009	2008	2007
Decision Analytics
Fraud identification and detection solutions	273,103	213,994	172,726
Loss prediction solutions	137,328	95,128	81,110
Loss quantification solutions	92,697	80,037	63,199

Total Decision Analytics	503,128	389,159	317,035

Total consolidated revenues	$1,027,104	$893,550	$802,195

19. Related Parties:
The Company considers its Verisk Class A and Class B stockholders that own more than 5% of the outstanding stock within the respective class to be related parties as defined within ASC 850, Related Party Disclosures. As a result of the Company’s initial public offering, the Company’s related parties changed during the periods presented. At December 31, 2009, there were six Class B stockholders each owning more than 5% of the outstanding Class B shares compared to seven Class B stockholders at December 31, 2008 of which three remained unchanged. As of December 31, 2009 and 2008, one and two, respectively, of these Class B stockholders have an employee that serves on the Company’s board of directors. The Company had accounts receivable, net of $1,353 and $3,421 and fees received in advance of $439 and $3,699 from related parties as of December 31, 2009 and 2008, respectively. In addition, the Company had revenues from related parties for the years ended December 31, 2009, 2008 and 2007 of $60,192, $90,227 and $84,891, respectively.
The Company incurred expenses associated with the payment of insurance coverage premiums to certain of the largest stockholders aggregating $138, $992 and $827 for the years ended December 31, 2009, 2008 and 2007. These costs are included in “Cost of revenues” and “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.
20. Commitments and Contingencies:
The Company’s operations are conducted on leased premises. Approximate minimum rentals under long-term noncancelable leases for all leased premises, computer equipment and automobiles are as follows:

	Operating	Capital
Years Ending	Leases	Leases
2010	$22,501	$5,638
2011	22,923	1,491
2012	21,212	460
2013	20,398	188
2014	18,494	2
2015-2019	71,165	—
2020-2024	18,309	—

Net minimum lease payments	$195,002	$7,779

Less amount representing interest		197

Present value of net minimum lease capital payments		$7,582

Most of the leases require payment of property taxes and utilities and, in certain cases, contain renewal options. Operating leases consist of office space. Capital leases consist of computer equipment, office equipment, and leased automobiles. Rent expense on operating leases approximated $22,985, $21,261 and $19,833 in 2009, 2008 and 2007, respectively.
In addition, the Company is a party to legal proceedings with respect to a variety of matters in the ordinary course of business, including those matters described below. The Company is unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company’s results of operations, financial position, or cash flows. This is primarily because many of these cases remain in their early stages and only limited discovery has taken place. Although the Company believes it has strong defenses for the litigation proceedings described below, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows.
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
21. Subsequent Events:
On February 26, 2010, the Company acquired 100% of the common stock of Strategic Analytics, Inc. (“Strategic Analytics”), a privately owned provider of credit risk and capital management solutions to consumer and mortgage lenders, for a net cash purchase price of approximately $7,727 of which $1,500 was used to fund the indemnity escrows. The preliminary allocation of the purchase price resulted in tangible assets of $2,537, and the Company is still evaluating the allocation of the purchase price related to intangible assets and goodwill. Within the Company’s Decision Analytics segment, Strategic Analytics’ solutions and application set will allow customers to take advantage of state-of-the-art loss forecasting, stress testing, and economic capital requirement tools to better understand and forecast the risk associated within their credit portfolios.
**************

Schedule II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	Balance at	Charged to
	Beginning	Costs and	Deductions -	Balance at
Description	of Year	Expenses (1)	Write-offs (2)	End of Year

Year ended December 31, 2009:
Allowance for doubtful accounts	$6,397	$916	$(3,469)	$3,844

Valuation allowance for income taxes	$2,098	$12	$—	$2,110

Year ended December 31, 2008:
Allowance for doubtful accounts	$8,247	$1,536	$(3,386)	$6,397

Valuation allowance for income taxes	$1,534	$564	$—	$2,098

Year ended December 31, 2007:
Allowance for doubtful accounts	$5,273	$3,286	$(312)	$8,247

Valuation allowance for income taxes	$2,144	$—	$(610)	$1,534

(1)	Primarily additional reserves for bad debts.

(2)	Primarily accounts receivable balances written off, net of recoveries, and the expiration of loss carryforwards.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2010.

Verisk Analytics, Inc. (Registrant)
By:	/s/ Frank J. Coyne
Frank J. Coyne
Chairman of the Board of Directors, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2010.

Signature	Capacity

/s/ Frank J. Coyne	Chairman of the Board of Directors, President and Chief Executive Officer

Frank J. Coyne	(principal executive officer)

/s/ Mark V. Anquillare	Senior Vice President and Chief Financial Officer

Mark V. Anquillare	(principal financial officer and principal accounting officer)

/s/ J. Hyatt Brown	Director

J. Hyatt Brown

/s/ Glen A. Dell	Director

Glen A. Dell

/s/ Christopher M. Foskett	Director

Christopher M. Foskett

/s/ Constantine P. Iordanou	Director

Constantine P. Iordanou

/s/ John F. Lehman, Jr.	Director

John F. Lehman, Jr.

/s/ Samuel G. Liss	Director

Samuel G. Liss

/s/ Andrew G. Mills	Director

Andrew G. Mills

/s/ Thomas F. Motamed	Director

Thomas F. Motamed

/s/ Arthur J. Rothkopf	Director

Arthur J. Rothkopf

/s/ David B. Wright	Director

David B. Wright

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
4.2
Prudential Uncommitted Master Shelf Agreement, dated as of June 13, 2003, among Insurance Services Office, Inc., The Prudential Insurance Company of America, U.S. Private Placement Fund, Baystate Investments, LLC, United of Omaha Life Insurance Company and Prudential Investment Management, Inc., incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.3
Amendment No. 1 to the Prudential Uncommitted Master Shelf Agreement, dated February 1, 2005, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.4
Amendment No. 2 to the Prudential Uncommitted Master Shelf Agreement, dated June 1, 2005, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.5
Amendment No. 3 to the Prudential Uncommitted Master Shelf Agreement, dated January 23, 2006, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.6
Waiver and Amendment No. 4 to the Prudential Uncommitted Master Shelf Agreement, dated February 28, 2007, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.7
New York Life Uncommitted Master Shelf Agreement, dated as of March 16, 2007, among Insurance Services Office, Inc., New York Life Insurance Company and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

10.1	401(k) Savings Plan and Employee Stock Ownership Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, dated August 12, 2008.
10.2	Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
10.3	Form of Letter Agreement, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated October 7, 2008.
10.4
Form of Master License Agreement and Participation Supplement, incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated October 7, 2008.

10.5
Schedule of Master License Agreements Substantially Identical in All Material Respects to the Form of Master License Agreement and Participation Supplement, incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

10.6
Credit Agreement, dated as of July 2, 2009, between Insurance Services Office, Inc. and Bank of America, N.A., as Administrative Agent, and the lenders party thereto, incorporated herein by reference to Exhibit 10.6 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, dated August 21, 2009.

10.7	Employment Agreement with Frank J. Coyne, incorporated herein by reference to Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
10.8	Form of Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.8 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
10.9
Insurance Services Office, Inc. 1996 Incentive Plan and Form of Stock Option Agreement thereunder, incorporated herein by reference to Exhibit 10.9 to Amendment No. 7 to the Company’s Registration Statement on Form S-1, dated September 29, 2009.

10.10	Form of Stock Option Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated November 16, 2009.
21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 29, 2009.
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1
Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.