Form 10-Q
period 2010-03-31
Verisk Analytics, Inc.
filed 2010-05-06
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2010 there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding

Class A common stock $.001 par value	126,373,495
Class B (Series 1) common stock $.001 par value	27,118,975
Class B (Series 2) common stock $.001 par value	27,118,975

Verisk Analytics, Inc.
Index to Form 10-Q

Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

	2010
	unaudited	2009
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$130,992	$71,527
Available-for-sale securities	5,546	5,445
Accounts receivable, net (including amounts from related parties of $2,963 and $1,353) (1)	132,896	89,436
Prepaid expenses	21,130	16,155
Deferred income taxes, net	4,405	4,405
Federal and foreign income taxes receivable	—	16,721
Other current assets	20,880	21,656

Total current assets	315,849	225,345

Noncurrent assets:
Fixed assets, net	88,272	89,165
Intangible assets, net	107,248	108,526
Goodwill	494,283	490,829
Deferred income taxes, net	63,948	66,257
State income taxes receivable	4,933	6,536
Other assets	11,146	10,295

Total assets	$1,085,679	$996,953

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$78,001	$101,401
Acquisition related liabilities	544	—
Short-term debt	4,723	66,660
Pension and postretirement benefits, current	5,284	5,284
Fees received in advance (including amounts from related parties of $6,921 and $439) (1)	214,295	125,520
Federal and foreign income taxes payable	16,216	—
State and local income taxes payable	6,069	1,414

Total current liabilities	325,132	300,279

Noncurrent liabilities:
Long-term debt	527,076	527,509
Pension benefits	99,327	102,046
Postretirement benefits	24,673	25,108
Other liabilities	81,219	76,960

Total liabilities	1,057,427	1,031,902

Commitments and contingencies
Stockholders’ equity/(deficit):
Verisk Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 125,815,600 shares issued and outstanding as of March 31, 2010 and December 31, 2009	30	30
Verisk Class B (Series 1) common stock, $.001 par value; 400,000,000 shares authorized; 205,637,925 shares issued and 27,118,975 outstanding as of March 31, 2010 and December 31, 2009	50	50
Verisk Class B (Series 2) common stock, $.001 par value; 400,000,000 shares authorized; 205,637,925 shares issued and 27,118,975 outstanding as of March 31, 2010 and December 31, 2009	50	50
Unearned KSOP contributions	(1,241)	(1,305)
Additional paid-in capital	659,392	652,573
Treasury stock, at cost, 357,037,900 shares as of March 31, 2010 and December 31, 2009	(683,994)	(683,994)
Retained earnings	106,650	51,275
Accumulated other comprehensive loss	(52,685)	(53,628)

Total stockholders’ equity/(deficit)	28,252	(34,949)

Total liabilities and stockholders’ equity/(deficit)	$1,085,679	$996,953

(1)	See Note 14. Related Parties for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three Months Ended March 31, 2010 and 2009

	2010	2009
	(In thousands, except for
	share and per share data)
Revenues (including amounts from related parties of $15,133 and $24,087) (1)	$276,154	$245,751

Expenses:
Cost of revenues (exclusive of items shown separately below)	114,993	107,523
Selling, general and administrative	37,514	33,320
Depreciation and amortization of fixed assets	9,929	9,195
Amortization of intangible assets	7,304	8,510

Total expenses	169,740	158,548

Operating income	106,414	87,203

Other income/(expense):
Investment income	32	43
Realized gains/(losses) on securities, net	32	(398)
Interest expense	(8,466)	(8,154)

Total other expense, net	(8,402)	(8,509)

Income before income taxes	98,012	78,694
Provision for income taxes	(42,637)	(33,779)

Net income	$55,375	$44,915

Basic net income per share of Class A and Class B (2):	$0.31	$0.26

Diluted net income per share of Class A and Class B (2):	$0.29	$0.25

Weighted average shares outstanding:
Basic (2)	180,053,550	173,938,000

Diluted (2)	189,454,756	180,604,450

(1)	See Note 14. Related Parties for further information.

(2)	All share and per share data throughout this report has been adjusted to reflect a fifty-for-one stock split. See Note 1 for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)(UNAUDITED)
For The Year Ended December 31, 2009 and The Three Months Ended March 31, 2010

									(Accumulated	Accumulated	Total
	Common Stock Issued					Unearned	Additional		Deficit)/	Other	Stockholders’
			Verisk	Verisk		KSOP	Paid-in	Treasury	Retained	Comprehensive	(Deficit)/
	Verisk Class A	ISO Class B	Class B (Series 1)	Class B (Series 2)	Par Value	Contributions	Capital	Stock	Earnings	Loss	Equity
	(In thousands, except for share data)
Balance, January 1, 2009	—	500,225,000	—	—	$100	$—	$—	$(683,994)	$(243,495)	$(82,434)	$(1,009,823)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	126,614	—	126,614
Other comprehensive income	—	—	—	—	—	—	—	—	—	28,806	28,806

Comprehensive income	—	—	—	—	—	—	—	—	—	—	155,420
Increase in redemption value of ISO Class A common stock	—	—	—	—	—	—	—	—	(272,428)	—	(272,428)
Conversion of ISO Class B common stock upon corporate reorganization (Note 10)	88,949,150	(500,225,000)	205,637,925	205,637,925	—	—	—	—	—	—	—
Conversion of ISO Class A redeemable common stock upon corporate reorganization (Note 9)	34,768,750	—	—	—	30	(1,305)	624,282	—	440,584	—	1,063,591
KSOP shares earned	—	—	—	—	—	—	725	—	—	—	725
Stock options exercised (including tax benefit of $18,253)	2,097,700	—	—	—	—	—	23,348	—	—	—	23,348
Stock-based compensation	—	—	—	—	—	—	4,218	—	—	—	4,218

Balance, December 31, 2009	125,815,600	—	205,637,925	205,637,925	$130	$(1,305)	$652,573	$(683,994)	$51,275	$(53,628)	$(34,949)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	55,375	—	55,375
Other comprehensive income	—	—	—	—	—	—	—	—	—	943	943

Comprehensive income	—	—	—	—	—	—	—	—	—	—	56,318
KSOP shares earned	—	—	—	—	—	64	2,786	—	—	—	2,850
Stock options exercised (including tax benefit of $147)	—	—	—	—	—	—	147	—	—	—	147
Stock-based compensation	—	—	—	—	—	—	3,886	—	—	—	3,886

Balance, March 31, 2010	125,815,600	—	205,637,925	205,637,925	$130	$(1,241)	$659,392	$(683,994)	$106,650	$(52,685)	$28,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Three Months Ended March 31, 2010 and 2009

	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$55,375	$44,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	9,929	9,195
Amortization of intangible assets	7,304	8,510
Amortization of debt issuance costs	395	—
Allowance for doubtful accounts	105	349
KSOP compensation expense	2,850	5,127
Stock-based compensation	3,886	2,005
Non-cash charges associated with performance based appreciation awards	566	610
Realized (gains)/losses on securities, net	(32)	398
Deferred income taxes	973	766
Other operating	15	15
Loss on disposal of assets	11	228
Excess tax benefits from exercised stock options	(147)	(171)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(42,699)	(28,219)
Prepaid expenses and other assets	(4,591)	(3,637)
Federal and foreign income taxes	32,937	27,785
State and local income taxes	6,405	(860)
Accounts payable and accrued liabilities	(25,415)	(24,060)
Acquisition related liabilities	—	(300)
Fees received in advance	88,273	88,692
Other liabilities	1,049	4,045

Net cash provided by operating activities	137,189	135,393

Cash flows from investing activities:
Acquisitions, net of cash acquired of $1,556 and $9,477	(6,227)	(51,618)
Proceeds from release of acquisition related escrows	213	—
Escrow funding associated with acquisitions	(1,500)	(7,000)
Purchases of available-for-sale securities	(252)	(365)
Proceeds from sales and maturities of available-for-sale securities	335	421
Purchases of fixed assets	(7,498)	(8,359)

Net cash used in investing activities	(14,929)	(66,921)

Cash flows from financing activities:
Redemption of ISO Class A common stock	—	(25,881)
Repayment of short-term debt, net	(62,945)	(30,682)
Excess tax benefits from exercised stock options	147	171
Proceeds from stock options exercised	—	179

Net cash used in financing activities	(62,798)	(56,213)

Effect of exchange rate changes	3	(438)

Increase in cash and cash equivalents	59,465	11,821

Cash and cash equivalents, beginning of period	71,527	33,185

Cash and cash equivalents, end of period	$130,992	$45,006

Supplemental disclosures:
Taxes paid	$616	$6,034

Interest paid	$8,228	$8,178

Non-cash investing and financing activities:
Deferred tax liability established on date of acquisition	$(732)	$(8,744)

Capital lease obligations	$575	$—

Capital expenditures included in accounts payable and accrued liabilities	$815	$3,225

Decrease in goodwill due to finalization of acquisition related liabilities	$—	$(4,300)

Increase in goodwill due to acquisition related escrow distributions	$489	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Verisk was established on May 23, 2008 to serve as the parent holding company of Insurance Services Office, Inc. (“ISO”) upon completion of the initial public offering (“IPO”). ISO was formed in 1971 as an advisory and rating organization for the P&C insurance industry to provide statistical and actuarial services, to develop insurance programs and to assist insurance companies in meeting state regulatory requirements. Over the past decade, the Company has broadened its data assets, entered new markets, placed a greater emphasis on analytics, and pursued strategic acquisitions. On October 6, 2009, ISO effected a corporate reorganization whereby the Class A and Class B common stock of ISO were exchanged by the current stockholders for the common stock of Verisk on a one-for-one basis. Verisk immediately thereafter effected a fifty-for-one stock split of its Class A and Class B common stock and equally sub-divided the Class B common stock into two new series of stock, Verisk Class B (Series 1) and Verisk Class B (Series 2). Except as the context otherwise requires, all share and per share information in the condensed consolidated financial statements gives effect to the fifty-for-one stock split that occurred immediately after the reorganization.
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
2. Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, acquisition related liabilities, fair value of stock based compensation, liabilities for pension and postretirement benefits, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates.
The condensed consolidated financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three months ended March 31, 2010 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU No. 2010-12”). On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed by the President on March 23, 2010 (the “Acts”). ASU No. 2010-12 provides guidance on questions that have arisen about the effect, if any, that the different signing dates might have on the accounting for these two Acts. The adoption of ASU No. 2010-12, effective March 31, 2010, did not have any impact on the company’s consolidated financial statements as the two acts were both signed within the Company’s three month reporting period ended March 31, 2010.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU No. 2010-06”). ASU No. 2010-06 provides guidance on improving disclosures on fair value measurements, such as the transfers between Level 1, Level 2 and Level 3 inputs and the disaggregated activity in the rollforward for Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the disaggregated activity in the rollforward for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal periods. The adoption of the portion of ASU No. 2010-06 that discusses the transfers between Level 1, Level 2 and Level 3 inputs, effective January 1, 2010, did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the portion of ASU No. 2010-06 that discusses the disclosures about the disaggregated activity in the rollforward for Level 3 fair value measurements on its consolidated financial statements.
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
In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 860-10-50, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“ASC 860-10-50”). ASC 860-10-50 was issued to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in the transferred financial assets. ASC 860-10-50 is effective for an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASC 860-10-50, effective January 1, 2010, did not have any impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued ASC 810-10-50, Amendments to FASB Interpretation No. 46(R) (“ASC 810-10-50”). ASC 810-10-50 was issued to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN No. 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in ASC 810-10-50 and constituent concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810-10-50 is effective for an entity’s first annual reporting period that begins after November 15, 2009. The adoption of ASC 810-10-50, effective January 1, 2010, did not have any impact on the Company’s consolidated financial statements.

3. Investments:
The following is a summary of available-for-sale securities:

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2010
Registered investment companies	$4,537	$1,006	$(9)	$5,534
Equity securities	14	—	(2)	12

Total available-for-sale securities	$4,551	$1,006	$(11)	$5,546

December 31, 2009
Registered investment companies	$4,530	$905	$—	$5,435
Equity securities	14	—	(4)	10

Total available-for-sale securities	$4,544	$905	$(4)	$5,445

The Company has investments in private equity securities in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock (“ASC 323-10-25”). At March 31, 2010 and December 31, 2009, the carrying value of such securities was $3,841 for each period and have been included in “Other assets” in the accompanying condensed consolidated balance sheets.
4. Fair Value Measurements:
Certain assets and liabilities of the Company are reported at fair value in the accompanying condensed consolidated balance sheets. Such assets and liabilities include amounts for both financial and non-financial instruments. To increase consistency and comparability of assets and liabilities recorded at fair value, ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) establishes a three-level fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. ASC 820-10 requires disclosures detailing the extent to which companies’ measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. In accordance with ASC 820-10, the Company applied the following fair value hierarchy:
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

The following tables provide information for such assets and liabilities as of March 31, 2010 and December 31, 2009. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, acquisitions related liabilities, and short-term debt approximate their carrying amounts because of the short-term maturity of these instruments. The fair value of the Company’s long-term debt was estimated at $582,396 and $578,804 as of March 31, 2010 and December 31, 2009, respectively, and is based on an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. These assets and liabilities are not presented in the following table.

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
March 31, 2010
Registered investment companies (1)	$5,534	$5,534	$—	$—
Equity securities (1)	$12	$12	$—	$—
Contingent consideration under ASC 805 (2)	$(3,840)	$—	$—	$(3,840)

December 31, 2009
Registered investment companies (1)	$5,435	$5,435	$—	$—
Equity securities (1)	$10	$10	$—	$—
Cost based investment recorded at fair value on a non-recurring basis (3)	$1,809	$—	$—	$1,809
Contingent consideration under ASC 805 (2)	$(3,344)	$—	$—	$(3,344)

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

(2)
Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period for acquisitions after January 1, 2009. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. See Note 6 for further information regarding the 2010 and 2009 acquisitions. For the three months ended March 31, 2010, no adjustments to the initial assessment were required.

(3)
Cost based investment consists of a non-controlling interest in a private equity security with no readily determinable market value. This investment was recorded at fair value on a non-recurring basis as a result of an other-than-temporary impairment of $2,012 at December 31, 2009. In establishing the estimated fair value of this investment, the Company took into consideration the financial condition and operating results of the underlying company and other indicators of fair values, such as fair value utilized by the Company’s private equity offering. This investment was recorded at adjusted cost as of March 31, 2010.

The table below includes a rollforward of the Company’s contingent consideration under ASC 805 for the three months ended March 31:

	2010	2009
Beginning balance	$3,344	$—
Acquisitions (1)	491	2,800
Accretion on acquisition related liabilities	5	—

Ending balance	$3,840	$2,800

(1)
Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period for acquisitions after January 1, 2009. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. See Note 6 for further information regarding the acquisitions.

5. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2009 through March 31, 2010, both in total and as allocated to the Company’s operating segments:

	Risk	Decision
	Assessment	Analytics	Total
Goodwill at December 31, 2009 (1)	$27,908	$462,921	$490,829
Current year acquisitions	—	2,965	2,965
Finalization of acquisition related escrows	—	489	489

Goodwill at March 31, 2010 (1)	$27,908	$466,375	$494,283

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to the periods included within the condensed consolidated financial statements.

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
The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
March 31, 2010
Technology-based	6 years	$177,234	$(122,818)	$54,416
Marketing-related	4 years	36,124	(25,544)	10,580
Contract-based	6 years	6,555	(6,141)	414
Customer-related	12 years	70,279	(28,441)	41,838

Total intangible assets		$290,192	$(182,944)	$107,248

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
December 31, 2009
Technology-based	6 years	$174,973	$(117,986)	$56,987
Marketing-related	4 years	35,104	(24,690)	10,414
Contract-based	6 years	6,555	(6,092)	463
Customer-related	12 years	67,534	(26,872)	40,662

Total intangible assets		$284,166	$(175,640)	$108,526

Consolidated amortization expense related to intangible assets for the three months ended March 31, 2010 and 2009, was approximately $7,304 and $8,510, respectively. Estimated amortization expense in future periods through 2014 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2010	$20,847
2011	$22,234
2012	$18,250
2013	$12,087
2014	$5,036
Thereafter	$28,794
6. Acquisitions:
2010 Acquisitions
On February 26, 2010, the Company acquired 100% of the stock of Strategic Analytics, Inc. (“Strategic Analytics”), a privately owned provider of credit risk and capital management solutions to consumer and mortgage lenders, for a net cash purchase price of approximately $6,227 and the Company funded $1,500 of indemnity escrows. Within the Decision Analytics segment, the Company believes Strategic Analytics’ solutions and application set will allow customers to take advantage of state-of-the-art loss forecasting, stress testing, and economic capital requirement tools to better understand and forecast the risk associated within their credit portfolios.

The preliminary allocation of purchase price resulted in the following:

Purchase Price
Allocation
Accounts receivable	$866
Current assets	56
Fixed assets	159
Intangible assets	6,026
Goodwill	2,965

Total assets acquired	10,072

Deferred income taxes	732
Current liabilities	1,122
Other liabilities	1,991

Total liabilities assumed	3,845

Net assets acquired	$6,227

Other liabilities consist of a $1,500 payment due to the sellers of Strategic Analytics, assuming no pre-acquisition indemnity claims arise subsequent to the acquisition date through December 31, 2012, which was funded into escrow at close. The remaining balance is contingent consideration of $491, which was estimated as of the acquisition date by averaging the probability of achieving each of the specific predetermined EBITDA and revenue targets, which could result in a payment ranging from $0 to $18,000 for the fiscal year ending December 31, 2011. The terms of the contingent consideration include a range that allows the sellers to benefit from the potential growth of Strategic Analytics; however, the amount recorded as of March 31, 2010 represents management’s best estimate based on the prior financial results as well as management’s current best estimate of the future growth of revenue and EBITDA. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. For the three months ended March 31, 2010, the Company incurred legal expenses related to this acquisition of $217 included within “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations.
The amounts assigned to intangible assets by type for current year acquisitions are summarized in the table below:

	Weighted Average
	Useful Life	Total
Technology-based	7 years	$2,261
Marketing-related	5 years	1,020
Customer-related	10 years	2,745

Total intangible assets	8 years	$6,026

2009 Acquisitions
On October 30, 2009, the Company acquired the net assets of Enabl-u Technology Corporation, Inc. (“Enabl-u”), a privately owned provider of data management, training and communication solutions to companies with regional, national or global work forces, for a net cash purchase price of $2,502 and the Company funded $136 of indemnity escrows and $100 of contingency escrows. The Company believes this acquisition will enhance the Company’s ability to provide solutions for customers to measure loss prevention and improve asset management through the use of software and software services.
On July 24, 2009, the Company acquired the net assets of TierMed Systems LLC (“TierMed”), a privately owned provider of Healthcare Effectiveness Data and Information Set (“HEDIS”) solutions to healthcare organizations that have HEDIS or quality-reporting needs, for a net cash purchase price of $7,230 and the Company funded $400 of indemnity escrows. The Company believes this acquisition will enhance the Company’s ability to provide solutions for customers to measure and improve healthcare quality and financial performance through the use of software and software services.

On January 14, 2009, the Company acquired 100% of the stock of D2 Hawkeye (“D2”), a privately-owned provider of data mining, decision support, clinical quality analysis, and risk analysis tools for the healthcare industry, for a net cash purchase price of $51,618 and the Company funded $7,000 of indemnity escrows. The Company believes this acquisition will enhance the Company’s position in the healthcare analytics and predictive modeling market by providing new market, cross-sell, and diversification opportunities for the Company’s expanding healthcare solutions.
The total net cash purchase price of these three acquisitions was $61,350 and the Company funded $7,636 of escrows, of which $7,000 and $236 is currently included in “Other current assets” and “Other assets,” respectively, in the accompanying condensed consolidated balance sheets. The preliminary allocation of purchase price, including working capital adjustments, resulted in accounts receivable of $4,435, current assets of $573, fixed assets of $2,387, finite lived intangible assets with no residual value of $25,265, goodwill of $49,776, current liabilities of $4,879, other liabilities of $10,479, and deferred tax liabilities of $5,728. Other liabilities consist of a $7,236 payment due to the sellers of D2 and Enabl-u at the conclusion of the escrows funded at close, assuming no pre-acquisition indemnity claims arise subsequent to the acquisition date, and $3,344 of contingent consideration, which was estimated as of the acquisition date by averaging the probability of achieving each of the specific predetermined EBITDA and revenue targets, which could result in a payment ranging from $0 to $65,700 for the fiscal year ending December 31, 2011 for D2 and a payment ranging from $0 to $6,000 for the fiscal year ending December 31, 2010 for TierMed. Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. For the three months ended March 31, 2009, the Company incurred legal expenses related to these acquisitions of $287 included within “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations.
The amounts assigned to intangible assets by type for acquisitions during the year ended December 31, 2009 are summarized in the table below:

	Weighted Average
	Useful Life	Total
Technology-based	12 years	$9,282
Marketing-related	5 years	4,698
Customer-related	8 years	11,285

Total intangible assets	9 years	$25,265

The preliminary allocation of the purchase price for the 2010 and 2009 acquisitions to intangible assets, goodwill, accrued liabilities, and the determination of an ASC 740-10-25, Accounting for Uncertainty in Income Taxes (“ASC 740-10-25”), liability is subject to revisions, which may have a material impact on the Company’s consolidated financial statements. As the values of such assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. In accordance with ASC 805, the allocation of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The value of goodwill associated with these acquisitions is currently included within the Decision Analytics segment. The goodwill for the Enabl-u and TierMed acquisitions are expected to be deductible for tax purposes over fifteen years. The goodwill for the D2 and Strategic Analytics acquisitions are not deductible for tax purposes. Included within the condensed consolidated statements of operations for the three months ended March 31, 2010 are revenues of $94 and an operating loss of $472, associated with the Strategic Analytics acquisition. Excluding the final resolution of indemnity escrows and contingent consideration, the Company finalized the purchase accounting for the acquisition of D2 and there have been no adjustments since December 31, 2009.
7. Income Taxes:
As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D was effectively changed. The legislative change reduces the future tax benefits of the coverage provided by the Company to participants in the postretirement plan. The Company is required to account for this change in the period for which the law is enacted. As a result, the Company recorded a non-cash tax charge of $2,362 for the three months ended March 31, 2010.
The Company’s effective tax rate for the three months ended March 31, 2010 was 43.5% compared to the effective tax rate for the three months ended March 31, 2009 of 42.9%. The effective rate for the three months ended March 31, 2010 was higher primarily due to a change in deferred tax assets of $2,362 resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in the current period. Without this charge, the effective rate for the current period would have been 41.1%. This rate is lower than the prior period due to lower nondeductible expenses in 2010 related to the ISO 401(K) Savings and Employee Stock Ownership Plan (“KSOP”). The difference between statutory tax rates and the company’s effective tax rate are primarily attributable to state taxes and nondeductible share appreciation from the KSOP.

8. Debt:
The following table presents short-term and long-term debt by issuance:

	Issuance	Maturity	March 31,	December 31,
	Date	Date	2010	2009
Short-term debt:
Syndicated Revolving Credit Facility	12/16/2009	1/19/2010	$—	$10,000
Syndicated Revolving Credit Facility	12/23/2009	1/25/2010	—	50,000
Capital lease obligations	Various	Various	4,439	5,488
Other	Various	Various	284	1,172

Short-term debt			$4,723	$66,660

Long-term debt:
Prudential senior notes:
4.60% Series E senior notes	6/14/2005	6/13/2011	$50,000	$50,000
6.00% Series F senior notes	8/8/2006	8/8/2011	25,000	25,000
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Principal senior notes:
6.03% Series A senior notes	8/8/2006	8/8/2011	50,000	50,000
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Aviva Investors North America:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	30,000
Other obligations:
Capital lease obligations	Various	Various	1,895	2,094
Other	Various	Various	181	415

Long-term debt			$527,076	$527,509

On January 19, 2010 and January 25, 2010, the Company paid $10,000 and $50,000, respectively, of its outstanding borrowings from its syndicated revolving credit facility as of December 31, 2009. The Company did not enter into any new borrowings during the three months ended March 31, 2010.
In March 2010, the Company amended the New York Life Master Shelf Agreement to increase the authorization of additional senior promissory notes by $15,000, from $100,000, to $115,000, and to extend the maturity of the agreement through March 2013. As of March 31, 2010 and December 31, 2009, the Company had long-term debt outstanding of $85,000 under this agreement.

9. Redeemable Common Stock:
Prior to the corporate reorganization on October 6, 2009, the Company followed ASC 480-10-S99-1, Presentation in Financial Statements of Preferred Redeemable Stock (“ASC 480-10-S99-1”). ASC 480-10-S99-1 required the Company to record ISO Class A common stock and vested stock options at full redemption value at each balance sheet date as the redemption of these securities was not solely within the control of the Company. Effective with the corporate reorganization, the Company is no longer obligated to redeem shares of ISO Class A common stock and is therefore no longer required to record the ISO Class A common stock and vested stock options at redemption value under ASC 480-10-S99-1. The reversal of the redeemable common stock of $1,064,896 on October 6, 2009 resulted in the elimination of accumulated deficit of $440,584, an increase of $30 to Class A common stock at par value, an increase of $624,282 to additional paid-in-capital, and a reclassification of the ISO Class A unearned common stock KSOP shares balance of $1,305 to unearned KSOP contributions.
During the three months ended March 31, 2009, 1,669,550 shares of ISO Class A common stock were redeemed by the Company at a weighted average price of $15.50 per share.
10. Stockholders’ Equity/(Deficit):
On November 18, 1996, the Company authorized 335,000,000 shares of ISO Class A redeemable common stock. Effective with the corporate reorganization on October 6, 2009, the ISO Class A redeemable common stock and all Verisk Class B shares sold into the IPO were converted to Verisk Class A common stock on a one-for-one basis. In addition, the Verisk Class A common stock authorized was increased to 1,200,000,000 shares. The Verisk Class A common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect nine of the twelve members of the board of directors. The Company did not repurchase any Class A shares during the three months ended March 31, 2010.
On November 18, 1996, the Company authorized 1,000,000,000 ISO Class B shares and issued 500,225,000 shares. On October 6, 2009, the Company completed a corporate reorganization whereby the ISO Class B common stock and treasury stock were converted to Verisk Class B common stock on a one-for-one basis. All Verisk Class B shares sold into the IPO were converted to Verisk Class A common stock on a one-for-one basis. In addition, the Verisk Class B common stock authorized was reduced to 800,000,000 shares, sub-divided into 400,000,000 shares of Class B (Series 1) (“Class B-1”) and 400,000,000 shares of Class B (Series 2) (“Class B-2”). Each share of Class B-1 common stock shall convert automatically, without any action by the stockholder, into one share of Verisk Class A common stock on April 6, 2011. Each share of Class B-2 common stock shall convert automatically, without any action by the stockholder, into one share of Verisk Class A common stock on October 6, 2011. The Class B shares have the same rights as Verisk Class A shares with respect to dividends and economic ownership, but have voting rights to elect three of the twelve directors. The Company did not repurchase any Class B shares during the three months ended March 31, 2010 and 2009.
On October 6, 2009, the Company authorized 80,000,000 shares of preferred stock, par value $0.001 per share, in connection with the reorganization. The preferred shares have preferential rights over the Verisk Class A and Class B common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares from the reorganization date through March 31, 2010.
Earnings Per Share (“EPS”)
As disclosed in “Note 1 — Organization,” on October 6, 2009 Verisk became the new parent holding company of ISO. In connection with the IPO, the stock of ISO was exchanged for the stock of Verisk on a one-for-one basis and Verisk effected a fifty-for-one stock split of its Verisk Class A and Class B common stock. As a result of the stock split on October 6, 2009, all share and per share data throughout this report has been adjusted to reflect the fifty-for-one stock split.
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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2010 and 2009:

	2010	2009
Numerator used in basic and diluted EPS:
Net income	$55,375	$44,915

Denominator:
Weighted average number of common shares used in basic EPS	180,053,550	173,938,000
Effect of dilutive shares:
Potential Class A common stock issuable upon the exercise of stock options	9,401,206	6,666,450

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	189,454,756	180,604,450

Basic EPS of Class A and Class B	$0.31	$0.26

Diluted EPS of Class A and Class B	$0.29	$0.25

The potential shares of common stock that were excluded from diluted EPS were 147,280 and 5,301,650 for the three months ended March 31, 2010 and 2009, respectively, because the effect of including these potential shares was antidilutive.
Accumulated Other Comprehensive Loss
The following is a summary of accumulated other comprehensive loss:

	March 31,	December 31,
	2010	2009
Unrealized gains on investments	$620	$526
Unrealized foreign currency losses	(680)	(683)
Pension and postretirement unfunded liability adjustment	(52,625)	(53,471)

Accumulated other comprehensive loss	$(52,685)	$(53,628)

The before tax and after tax amounts of other comprehensive income for the three months ended March 31, 2010 and 2009 are summarized below:

		Tax Benefit/
	Before Tax	(Expense)	After Tax
For the Three Months Ended March 31, 2010
Unrealized holding gains on investments arising during the year	$146	$(59)	$87
Reclassification adjustment for amounts included in net income	12	(5)	7
Unrealized foreign currency gains	3	—	3
Pension and postretirement unfunded liability adjustment	1,391	(545)	846

Total other comprehensive income	$1,552	$(609)	$943

For the Three Months Ended March 31, 2009
Unrealized holding losses on investments arising during the year	$(267)	$108	$(159)
Reclassification adjustment for amounts included in net income	386	(156)	230
Unrealized foreign currency losses	(438)	—	(438)
Pension and postretirement unfunded liability adjustment	2,450	(989)	1,461

Total other comprehensive income	$2,131	$(1,037)	$1,094

11. Stock Option Plan:
All of the Company’s outstanding stock options are covered under the Verisk Analytics, Inc. 2009 Equity Incentive Plan (the “Incentive Plan”) or the Insurance Services Office, Inc. 1996 Incentive Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the Incentive Plan. On October 6, 2009, Verisk granted options to purchase 2,875,871 shares of our Verisk Class A common stock to its directors, officers and key employees. These options have an exercise price equal to the IPO price of $22.00 and a ten year contractual term and the majority of the awards have a four year vesting term; however, certain awards have a three year vesting term. Cash received from stock option exercises for the three months ended March 31, 2010 and 2009 was $0 and $179, respectively. As of March 31, 2010, there are 10,874,129 shares of Class A common stock reserved and available for future issuance. On April 1, 2010, the Company granted 2,011,390 nonqualified stock options to key employees with an exercise price equal to the closing price of the Company’s Class A common stock on March 31, 2010, with a ten year contractual term and a service vesting period of four years.
The expected term for a majority of the awards granted was estimated based on studies of historical experience and projected exercise behavior. However, for certain awards granted, for which no historical exercise pattern exist, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor was based on the average volatility of the Company’s peers, calculated using historical daily closing prices over the most recent period that commensurates with the expected term of the stock option award. The expected dividend yield was based on the Company’s expected annual dividend rate on the date of grant.
Exercise prices for options outstanding and exercisable at March 31, 2010 ranged from $1.84 to $22.00 as outlined in the following table:

	Options Outstanding			Options Exercisable
	Weighted-			Weighted-
	Average		Weighted-	Average		Weighted-
	Remaining	Stock	Average	Remaining	Stock	Average
Range of	Contractual	Options	Exercise	Contractual	Options	Exercise
Exercise Prices	Life	Outstanding	Price	Life	Exercisable	Price
$1.84 to $2.20	0.7	1,700,900	$2.15	0.7	1,700,900	$2.15
$2.21 to $2.96	2.9	2,083,600	$2.84	2.9	2,083,600	$2.84
$2.97 to $4.62	3.1	5,574,750	$3.58	3.1	5,574,750	$3.58
$4.63 to $8.90	5.1	4,304,050	$8.30	5.1	4,304,050	$8.30
$8.91 to $13.62	6.0	1,826,950	$11.82	6.0	1,776,950	$11.77
$13.63 to $15.10	6.9	1,839,700	$15.10	6.9	1,332,200	$15.10
$15.11 to $17.78	8.5	6,268,950	$16.65	7.9	1,479,200	$17.20
$17.79 to $22.00	9.4	3,128,071	$21.66	8.3	236,200	$17.84

		26,726,971			18,487,850

A summary of options outstanding under the Incentive Plan as of March 31, 2010 and changes during the three months then ended are presented below:

		Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Options	Price	Value
Outstanding at December 31, 2009	26,761,221	$10.74	$522,914

Cancelled or expired	(34,250)	$17.34

Outstanding at March 31, 2010	26,726,971	$10.73	$466,878

Options exercisable at March 31, 2010	18,487,850	$7.36	$385,370

The aggregate intrinsic value of stock options outstanding at March 31, 2010 was $466,878. The aggregate intrinsic value of stock options currently exercisable at March 31, 2010 was $385,370. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date.
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

As of March 31, 2010, there was $37,649 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.78 years. As of March 31, 2010, there were 8,239,121 nonvested stock options, of which 7,307,251 are expected to vest. The total grant date fair value of shares vested during the three months ended March 31, 2010 and 2009 was $6,177 and $2,825, respectively.
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
The components of net periodic benefit cost and the amounts recognized in other comprehensive income for the three months ended March 31, 2010 and 2009 are summarized below:

	For the Three Months Ended March 31,
	Pension Plan		Postretirement Plan
	2010	2009	2010	2009
Service cost	$1,810	$1,915	$—	$—
Interest cost	5,275	5,329	320	400
Amortization of transition obligation	—	—	42	50
Expected return on plan assets	(5,638)	(4,608)	—	—
Amortization of prior service cost	(200)	(200)	—	—
Amortization of net actuarial loss	1,411	2,550	138	50

Net periodic benefit cost	$2,658	$4,986	$500	$500

Employer contributions	$4,165	$1,445	$755	$1,024

The expected contributions to the Pension Plan and the Postretirement Plan for the year ended December 31, 2010 are consistent with the amounts previously disclosed as of December 31, 2009.

13. Segment Reporting:
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
Decision Analytics: The Company develops solutions that its customers use to analyze the three key processes in managing risk: ‘prediction of loss,’ ‘detection and prevention of fraud,’ and ‘quantification of loss.’ The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions in each of these four categories. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of mortgage applications to identify misinformation, analysis of claims to find emerging patterns of fraud and identification of suspicious claims in the insurance, mortgage and healthcare sectors.
The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses segment EBITDA as the profitability measure for making decisions regarding ongoing operations. Segment EBITDA is income from continuing operations before investment income and interest expense, income taxes, depreciation and amortization. Segment EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate investment income, realized losses, interest income, interest expense or income tax expense, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the United States accounted for 1% or more of the Company’s consolidated revenue for either the three months ended March 31, 2010 or 2009. No individual country outside of the United States accounted for 1% or more of total consolidated long-term assets as of March 31, 2010 or December 31, 2009.
The following tables provide the Company’s revenue and operating income performance by reportable segment for the three months ended March 31, 2010 and 2009, as well as a reconciliation to income before income taxes for all periods presented in the accompanying condensed consolidated statements of operations:

	For The Three Months Ended March 31, 2010			For The Three Months Ended March 31, 2009
	Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$134,578	$141,576	$276,154	$129,566	$116,185	$245,751
Expenses:
Cost of revenues (exclusive of items shown separately below)	49,898	65,095	114,993	51,499	56,024	107,523
Selling, general and administrative	19,184	18,330	37,514	17,468	15,852	33,320

Segment EBITDA	65,496	58,151	123,647	60,599	44,309	104,908
Depreciation and amortization of fixed assets	4,323	5,606	9,929	4,812	4,383	9,195
Amortization of intangible assets	36	7,268	7,304	169	8,341	8,510

Operating income	61,137	45,277	106,414	55,618	31,585	87,203

Unallocated expenses:
Investment income			32			43
Realized gains/(losses) on securities, net			32			(398)
Interest expense			(8,466)			(8,154)

Consolidated income before income taxes			$98,012			$78,694

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$1,889	$6,999	$8,888	$2,904	$8,680	$11,584

Operating segment revenue by type of service is provided below:

	For The Three Months Ended
	March 31,	March 31,
	2010	2009
Risk Assessment:
Industry standard insurance programs	$88,044	$85,147
Property-specific rating and underwriting information	33,959	32,001
Statistical agency and data services	7,179	7,058
Actuarial services	5,396	5,360

Total Risk Assessment	134,578	129,566

Decision Analytics:
Fraud identification and detection solutions	78,795	63,842
Loss prediction solutions	36,928	30,953
Loss quantification solutions	25,853	21,390

Total Decision Analytics	141,576	116,185

Total consolidated revenues	$276,154	$245,751

14. Related Parties:
The Company considers its Verisk Class A and Class B stockholders that own more than 5% of the outstanding stock within the respective class to be related parties as defined within ASC 850, Related Party Disclosures. As a result of the Company’s initial public offering, the Company’s related parties changed during the periods presented in the accompanying condensed consolidated statements of operations. At March 31, 2010, there were six Class B stockholders each owning more than 5% of the outstanding Class B shares compared to seven Class B stockholders at March 31, 2009 of which three remained unchanged. The Company’s related parties remained unchanged as of March 31, 2009 and December 31, 2009. As of March 31, 2010, one of these Class B stockholders has an employee that serves on the Company’s board of directors. The Company had accounts receivable, net of $2,959 and $1,353 and fees received in advance of $6,669 and $439 from related parties as of March 31, 2010 and December 31, 2009, respectively. In addition, the Company had revenues from related parties for the three months ended March 31, 2010 and 2009 of $15,133 and $24,087, respectively.
The Company incurred expenses associated with the payment of insurance coverage premiums to certain of the largest stockholders aggregating $3 and $112 for the three months ended March 31, 2010 and 2009. These costs are included in “Cost of revenues” and “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations.
15. Commitments and Contingencies:
The Company is a party to legal proceedings with respect to a variety of matters in the ordinary course of business, including those matters described below. The Company is unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company’s results of operations, financial position or cash flows. This is primarily because many of these cases remain in their early stages and only limited discovery has taken place. Although the Company believes it has strong defenses for the litigation proceedings described below, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows.
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
16. Subsequent Events:
On April 29, 2010, the Company’s board of directors authorized a $150,000 share repurchase program of the Company’s Class A common stock. Under this repurchase program, the Company may repurchase stock in the open market or as otherwise determined by the Company. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP. This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance.
**************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our historical financial statements and the related notes included within our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on March 9, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors.
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
On May 23, 2008, in contemplation of our initial public offering, we formed Verisk Analytics, Inc., or Verisk, a Delaware corporation, to be the holding company for our business. Verisk was initially formed as a wholly-owned subsidiary of Insurance Services Office, Inc., or ISO. On October 6, 2009, in connection with our initial public offering, we effected a reorganization whereby ISO became a wholly-owned subsidiary of Verisk. Verisk had no operations prior to the initial public offering.
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 49% and 53% of our revenues for the three months ended March 31, 2010 and 2009, respectively. Our Decision Analytics segment provides solutions our customers use to analyze the three processes of the Verisk Risk Analysis Framework: Prediction of Loss, Detection and Prevention of Fraud, and Quantification of Loss. Our Decision Analytics segment revenues represented approximately 51% and 47% of our revenues for the three months ended March 31, 2010 and 2009, respectively.
Executive Summary
Key Performance Metrics
We believe our business’s ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year over year revenue growth and EBITDA margin as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures within the meaning of Regulation G under the Securities Exchange Act of 1934 (See footnote 2 within the Condensed Consolidated Results of Operations section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).
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
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For the three month periods ended March 31, 2010 and 2009, respectively, 31% and 27% of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.

More than 84% of the revenues in our Risk Assessment segment for each of the three month periods ended March 31, 2010 and 2009 were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States, and we have retained approximately 99% of our P&C insurance customer base in each of the last five years. More than 54% and 62% of the revenues in our Decision Analytics segment, for the three months ended March 31, 2010 and 2009, respectively, were derived from subscriptions and long-term agreements for our solutions.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs (described under “Equity Compensation Costs” below), sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 65% and 66% of our total expenses for the three months ended March 31, 2010 and 2009, respectively.
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
Selling, General and Administrative Expense. Our selling, general and administrative expense also consists primarily of personnel costs. A portion of the other operating costs such as facilities, insurance and communications are also allocated to selling, general and administrative costs based on the nature of the work being performed by the employee. Our selling, general and administrative expense excludes depreciation and amortization.
Description of Acquisitions
Since January 1, 2009 we acquired four businesses. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods.
On February 26, 2010, we acquired 100% of the stock of Strategic Analytics, Inc., or Strategic Analytics, a privately owned provider of credit risk and capital management solutions to consumer and mortgage lenders. We believe this acquisition will allow our customers to take advantage of state-of-the-art loss forecasting, stress testing, and economic capital requirement tools to better understand and forecast the risk associated within their credit portfolios.
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

On January 14, 2009, we acquired 100% of the stock of D2 Hawkeye, Inc., or D2, a privately owned provider of data mining, decision support, clinical quality analysis, and risk analysis tools for the healthcare industry. We believe this acquisition will enhance our position in the healthcare analytics and predictive modeling market by providing new market, cross-sell, and diversification opportunities for the Company’s expanding healthcare solutions.
Equity Compensation Costs
We have a leveraged employee stock ownership plan, or ESOP, funded with intercompany debt that includes 401(k), ESOP and profit sharing components to provide employees with equity participation. We make quarterly cash contributions to the plan equal to the debt service requirements. As the debt is repaid, a percentage of the ESOP loan collateral is released to the ESOP to fund 401(k) matching and profit sharing contributions and the remainder is allocated annually to active employees in proportion to their eligible compensation in relation to total participants’ eligible compensation.
We accrue compensation expense over the reporting period equal to the fair value of the ESOP loan collateral to be released to the ESOP.
In connection with our initial public offering, on October 6, 2009, we accelerated our future ESOP allocation contribution through the end of the ESOP in 2013, to all participants eligible for a contribution in 2009. This resulted in a non-recurring non-cash charge of approximately $57.7 million in the fourth quarter of 2009. As a result, subsequent to the offering, the non-cash ESOP allocation expense has been substantially reduced.
The amount of our ESOP costs recognized for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
ESOP costs by contribution type:	(In thousands)
401(k) matching contribution expense	$2,353	$2,104
Profit sharing contribution expense	497	390
ESOP allocation expense	—	2,633

Total ESOP costs	$2,850	$5,127

ESOP costs by segment:
Risk Assessment ESOP costs	$1,727	$2,975
Decision Analytics ESOP costs	1,123	2,152

Total ESOP costs	$2,850	$5,127

In addition, the portion of the ESOP allocation expense related to the appreciation of the value of the ESOP loan collateral in the ESOP above the value of the contribution made when the ESOP was first established is not tax deductible. Therefore, the accelerated ESOP allocation in the fourth quarter of 2009 will result in a reduction to our effective tax rate in the year 2010 and should have a similar impact in future periods.

Trends Affecting Our Business
A portion of our revenues is related to changes in historical insurance premiums; therefore, our revenues could be positively or negatively affected by growth or declines in premiums for the lines of insurance for which we perform services. The pricing of these solutions is based on an individual customer’s premiums in a prior period, so the pricing is fixed at the inception of each calendar year. The impact of insurance premiums has a more significant impact on the Risk Assessment segment than it does on the Decision Analytics segment. Since 2005, premium growth in the P&C insurance industry has slowed and we expect little or no growth for most industry insurance lines during 2010. A significant portion of our revenues is from insurance companies. Although business and new sales from these companies have generally remained strong, the current economic environment could negatively impact buying demand for our solutions.
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

Condensed Consolidated Results of Operations
From January 1, 2009 to March 31, 2010 we have acquired four businesses, which may affect the comparability of our financial statements.

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Risk Assessment revenues	$134,578	$129,566	4%
Decision Analytics revenues	141,576	116,185	22%

Revenues	276,154	245,751	12%

Expenses:
Cost of revenues (exclusive of items shown separately below)	114,993	107,523	7%
Selling, general and administrative	37,514	33,320	13%
Depreciation and amortization of fixed assets	9,929	9,195	8%
Amortization of intangible assets	7,304	8,510	(14)%

Total expenses	169,740	158,548	7%

Operating income	106,414	87,203	22%

Other income/(expense):
Investment income	32	43	(26)%
Realized gains/(losses) on securities, net	32	(398)	(108)%
Interest expense	(8,466)	(8,154)	4%

Total other expense, net	(8,402)	(8,509)	(1)%

Income before income taxes	98,012	78,694	25%
Provision for income taxes	(42,637)	(33,779)	26%

Net income	$55,375	$44,915	23%

Basic net income per share (1)	$0.31	$0.26	19%

Diluted net income per share (1)	$0.29	$0.25	16%

Weighted average shares outstanding (1):
Basic	180,053,550	173,938,000	4%

Diluted	189,454,756	180,604,450	5%

The financial operating data belows sets forth the information we believe is useful for investors in evaluating our overall financial performance:

Other data:
EBITDA (2):
Risk Assessment EBITDA	$65,496	$60,599	8%
Decision Analytics EBITDA	58,151	44,309	31%

EBITDA	$123,647	$104,908	18%

The following is a reconciliation of net income to EBITDA:
Net income	$55,375	$44,915	23%
Depreciation and amortization	17,233	17,705	(3)%
Investment income and realized (gains)/losses on securities, net	(64)	355	(118)%
Interest expense	8,466	8,154	4%
Provision for income taxes	42,637	33,779	26%

EBITDA	$123,647	$104,908	18%

(1)
In conjunction with our initial public offering, the stock of Insurance Services Office, Inc. converted to stock of Verisk Analytics, Inc, which effected a fifty-for-one stock split of its common stock. The numbers in the above table reflect this stock split.

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
Consolidated Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenues
Revenues were $276.2 million for the three months ended March 31, 2010 compared to $245.8 million for the three months ended March 31, 2009, an increase of $30.4 million or 12.4%. In the first quarter of 2010 and the latter half of 2009, we acquired three companies, Strategic Analytics, Enabl-u, and TierMed, collectively referred to as recent acquisitions, which accounted for an increase of $1.4 million in revenues for the three months ended March 31, 2010. Excluding recent acquisitions, revenues increased $29.0 million, which included an increase in our Risk Assessment segment of $5.0 million and an increase in our Decision Analytics segment of $24.0 million.
Cost of Revenues
Cost of revenues was $115.0 million for the three months ended March 31, 2010 compared to $107.5 million for the three months ended March 31, 2009, an increase of $7.5 million or 6.9%. The increase was primarily due to an increase in salaries and employee benefits costs of $1.9 million, which include annual salary increases, and medical costs, but reflects no ESOP allocation expense in 2010 due to the accelerated ESOP allocation prior to our initial public offering in the fourth quarter of 2009. ESOP allocation expense for the three months ending March 31, 2009 was $2.1 million. Other increases include data and consultant costs of $3.6 million primarily in our Decision Analytics segment, costs related to recent acquisitions of $1.3 million, office maintenance fees of $0.3 million, and an increase in other operating expenses of $0.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $37.5 million for the three months ended March 31, 2010 compared to $33.3 million for the three months ended March 31, 2009, an increase of $4.2 million or 12.6%. The increase was primarily due to increased salaries and employee benefits costs of $3.9 million, which include annual salary increases, medical costs, commissions, and stock option expense, including the IPO grant. Salaries and employee benefits costs reflect no ESOP allocation expense for the three months ended March 31, 2010 as compared to $0.5 million for the three months ended March 31, 2009. Other increases were costs attributable to recent acquisitions of $0.3 million and other general expenses of $0.6 million. This increase was partially offset by a decrease in legal costs of $0.6 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $9.9 million for the three months ended March 31, 2010 compared to $9.2 million for the three months ended March 31, 2009, an increase of $0.7 million or 8.0%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $7.3 million for the three months ended March 31, 2010 compared to $8.5 million for the three months ended March 31, 2009, an decrease of $1.2 million or 14.2%. The decrease was primarily related to intangible assets associated with acquisitions that have been fully amortized in prior quarters.

Investment Income and Realized Gains/(Losses) on Securities, Net
Investment income and realized losses on securities, net was a gain of $0.1 million for the three months ended March 31, 2010 compared to a loss of ($0.4) million for the three months ended March 31, 2009, an increase of $0.5 million.
Interest Expense
Interest expense was $8.5 million for the three months ended March 31, 2010 compared to $8.2 million for the three months ended March 31, 2009, a increase of $0.3 million or 3.8%. This increase is primarily due to the amortization of debt issuance costs during the three months ended March 31, 2010.
Provision for Income Taxes
The provision for income taxes was $42.6 million for the three months ended March 31, 2010 compared to $33.8 million for the three months ended March 31, 2009, an increase of $8.8 million or 26.0%. The effective tax rate was 43.5% for the three months ended March 31, 2010 compared to 42.9% for the three months ended March 31, 2009. The effective rate for the three months ended March 31, 2010 was higher due to a non-cash tax charge of $2.4 million resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in the current period. Excluding this charge, the effective rate for the current period would have been 41.1%. This rate is lower than the prior period due to lower nondeductible ESOP expenses in 2010.
EBITDA Margin
The EBITDA margin for our consolidated results was 44.8% for the three months ended March 31, 2010 compared to 42.7% for the three months ended March 31, 2009. Our EBITDA margin reflects no ESOP allocation expense in 2010 due to the accelerated ESOP allocation prior to our initial public offering in the fourth quarter of 2009. This resulted in an increase of our EBITDA margin for the three months ended March 31, 2010, due to the reduction of ESOP allocation expense of $2.6 million, resulting in a 0.9% positive impact on our EBITDA margin.
Results of Operations by Segment
Risk Assessment Results of Operations
Revenues
Revenues were $134.6 million for the three months ended March 31, 2010 as compared to $129.6 million for the three months ended March 31, 2009, an increase of $5.0 million or 3.9%. The increase within our industry-standard insurance programs primarily resulted from an increase in prices derived from continued enhancements to the content of our solutions and the addition of new customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(In thousands)
Industry standard insurance programs	$88,044	$85,147	3.4%
Property-specific rating and underwriting information	33,959	32,001	6.1%
Statistical agency and data services	7,179	7,058	1.7%
Actuarial services	5,396	5,360	0.7%

Total Risk Assessment	$134,578	$129,566	3.9%

Cost of Revenues
Cost of revenues for our Risk Assessment segment was $49.9 million for the three months ended March 31, 2010 compared to $51.5 million for the three months ended March 31, 2009, a decrease of $1.6 million or 3.1%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $2.0 million, which was primarily due to no ESOP allocation expense in 2010 as compared to $1.2 million in 2009. This decrease was partially offset by an increase in data and consultant costs of $0.1 million and in other operating expenses of $0.3 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $19.2 million for the three months ended March 31, 2010 compared to $17.5 million for the three months ended March 31, 2009, an increase of $1.7 million or 9.8%. The increase was primarily due to an increase in salaries and employee benefit costs of $1.5 million, which include annual salary increases, medical costs, commissions, and stock option expense, including the IPO grant. Salaries and employee benefits costs reflect no ESOP allocation expense for the three months ended March 31, 2010 as compared to $0.3 million for the three months ended March 31, 2009. There was also an increase in legal costs of $0.2 million.

EBITDA Margin
The EBITDA margin for our Risk Assessment segment was 48.7% for the three months ended March 31, 2010 compared to 46.8% for the three months ended March 31, 2009. The primary reason for the increase of our EBITDA margin for the three months ended March 31, 2010 is the reduction of ESOP allocation expense of $1.5 million, resulting in a 1.1% positive impact on our EBITDA margin.
Decision Analytics Results of Operations
Revenues
Revenues for our Decision Analytics segment were $141.6 million for the three months ended March 31, 2010 compared to $116.2 million for the three months ended March 31, 2009, an increase of $25.4 million or 21.9%. In the first quarter of 2010 and the latter half of 2009, we acquired three companies. Recent acquisitions accounted for an increase of $1.4 million in revenues for the three months ended March 31, 2010. Excluding the impact of recent acquisitions, revenue increased $24.0 million for the three months ended March 31, 2010. Our fraud identification and detection solutions revenue increased $14.6 million primarily in our fraud detection and forensic audit services for the home mortgage and mortgage insurance industries, as well as an increase in services sold in response to the increased scrutiny and refinancing within the mortgage industry. Increased revenue in our loss prediction solutions of $4.9 million primarily from increased penetration of our existing customers. Our loss quantification solution revenues increased $4.5 million as a result of new customer contracts and volume increases associated with severe weather conditions and other damages caused by disasters experienced in the United States.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(In thousands)
Fraud identification and detection solutions	$78,795	$63,842	23.4%
Loss prediction solutions	36,928	30,953	19.3%
Loss quantification solutions	25,853	21,390	20.9%

Total Decision Analytics	$141,576	$116,185	21.9%

Cost of Revenues
Cost of revenues for our Decision Analytics segment was $65.1 million for the three months ended March 31, 2010 compared to $56.0 million for the three months ended March 31, 2009, an increase of $9.1 million or 16.2%. The increase included $1.3 million in costs attributable to recent acquisitions. Excluding the impact of these acquisitions, the cost of revenues increased $7.8 million, primarily due to an increase in salaries and employee benefits of $3.9 million, which include annual salary increases and increased medical costs. Salaries and employee benefits costs reflect no ESOP allocation expense for the three months ended March 31, 2010 as compared to $0.9 million for the three months ended March 31, 2009. Other increases include data and consultant costs of $3.5 million, office maintenance fees of $0.3 million, and an increase in other operating expenses of $0.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $18.3 million for the three months ended March 31, 2010 compared to $15.8 million for the three months ended March 31, 2009, an increase of $2.5 million or 15.6%. The increase was due to an increase in salaries and employee benefits costs of $2.4 million, which include annual salary increases, medical costs, commissions, and stock option expense, including the IPO grant. Salaries and employee benefits costs reflect no ESOP allocation expense for the three months ended March 31, 2010 as compared to $0.2 million for the three months ended March 31, 2009. Other increases include an increase in general expenses of $0.6 million and costs attributable to recent acquisitions of $0.3 million. These increases are partially offset by a decrease in legal expense of $0.8 million.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment was 41.1% for the three months ended March 31, 2010 compared to 38.1% for the three months ended March 31, 2009. Included within the increase of our EBITDA margin for the three months ended March 31, 2010 is the reduction of ESOP allocation expense of $1.1 million, resulting in a 0.8% positive impact on our EBITDA margin.

Liquidity and Capital Resources
As of March 31, 2010 and December 31, 2009, we had cash and cash equivalents and available-for sale securities of $136.5 million and $77.0 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year, and they are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our committed credit facilities, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, including acquisition contingent payments.
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
Our capital expenditures, which include non-cash purchases of fixed assets, as a percentage of revenues for the three months ended March 31, 2010 and 2009, were 3.2% and 4.7%, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with the accounting guidance for costs of computer software developed or obtained for internal use. The amounts capitalized in accordance with the accounting guidance for software to be sold, leased or otherwise marketed are not significant to the financial statements.
To provide liquidity to our stockholders, we historically used our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2010, we did not repurchase any shares of our common stock. During the three months ended March 31, 2009, we redeemed $25.9 million of our common stock. A substantial portion of the share redemptions included in the totals above were completed pursuant to the terms of the Insurance Service Office, Inc. 1996 Incentive Plan, or the Option Plan. The obligation to redeem shares issued under the Option Plan terminated upon completion of our initial public offering. Therefore, we do not expect to continue our historical practice of using cash for common stock repurchases to provide liquidity to our Option Plan stockholders. On April 29, 2010, our board of directors authorized a $150.0 million stock repurchase program. See Note 16 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
We provide pension and postretirement benefits to certain qualifying active employees and retirees. Based on the pension funding policy, we contributed $4.2 million to the pension plan in the three months ended March 31, 2010 and expect to contribute approximately $16.8 million to the pension plan in remaining periods of 2010. Under the postretirement plan, we provide certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. We contributed approximately $0.8 million to the postretirement plan in the three months ended March 31, 2010 and expect to contribute approximately $4.2 million in the remaining periods of 2010. See Note 12 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Financing and Financing Capacity
We had total debt, excluding capital lease and other obligations, of $525.0 million and $585.0 million at March 31, 2010 and December 31, 2009, respectively. The debt at March 31, 2010 was held under long-term loan facilities drawn to finance our stock repurchases and acquisitions.
As of March 31, 2010, all of our long-term loan facilities are uncommitted facilities and our syndicated revolving credit facility is a committed facility. We have financed and expect to finance our short-term working capital needs and acquisition contingent payments through cash from operations and borrowings from a combination of our long-term shelf facilities and our syndicated revolving credit facility, which is made at variable rates of interest based on LIBOR plus 2.50%. We had no borrowings from our syndicated revolving credit facility outstanding as of March 31, 2010 and $60.0 million as of December 31, 2009. We had available capacity of $418.5 million in our syndicated revolving credit facility at March 31, 2010.
We have long-term loan facilities under uncommitted master shelf agreements with New York Life and Aviva Investors North America, or Aviva, with available capacity at March 31, 2010 in the amount of $30.0 million and $20.0 million, respectively. We can borrow under the New York Life facility until March 16, 2013, and under the Aviva facility until December 10, 2011. Our long-term uncommitted master shelf facility with Prudential Capital Group, or Prudential, expired on February 28, 2010. This facility contained additional available capacity of $115.0 million. We expect to extend the facility with Prudential during the second quarter of 2010.

Notes outstanding under these facilities mature over the next seven years. Individual borrowings are made at a fixed rate of interest and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding long-term borrowings was 6.15% and 5.76% for the three months ended March 31, 2010 and 2009, respectively. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another company. The uncommitted master shelf agreements also contain financial covenants that require us to maintain a fixed charge coverage of no less than 275% and a leverage ratio of no more than 300%. We were in compliance with all debt covenants as of March 31, 2010, due to our low leverage and strong operating performance, and we have additional liquidity under our debt covenants.
On July 2, 2009, we entered into a $300.0 million syndicated revolving credit facility with Bank of America, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley Bank, N.A., and Wells Fargo Bank, N.A. that matures on July 2, 2012. On August 21, 2009, PNC Bank, N.A., Sovereign Bank, RBS Citizens, N.A., and SunTrust Bank joined the syndicated revolving credit facility increasing the availability to $420.0 million. This facility is committed with a one time fee of approximately $4.5 million and ongoing unused facility fees of 0.375%. Interest is payable at maturity at a rate of LIBOR plus 2.50%. The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale and leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that during any period of four fiscal quarters we maintain a consolidated funded debt leverage ratio of below 3.0 to 1.0. We were in compliance with all debt covenants as of March 31, 2010, due to our low leverage and strong operating performance, and we have additional liquidity under our debt covenants.
Cash Flow
The following table summarizes our cash flow data for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$137,189	$135,393
Net cash used in investing activities	$(14,929)	$(66,921)
Net cash used in financing activities	$(62,798)	$(56,213)
Operating Activities
Net cash provided by operating activities increased to $137.2 million for the three months ended March 31, 2010 from $135.4 million for the three months ended March 31, 2009. The increase in net cash provided by operating activities was principally due to an increase in cash receipts of approximately $15.3 million, a decrease in tax payments of $5.4 million and a decrease in interest related payments of $0.1 million during the three months ended March 31, 2009. This increase was partially offset by an increase in operating expense payments of $19.0 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The timing of certain items, such as increases in annual bonus payments, phantom ESOP plan payments and other operating related payments, mitigated growth in our operating cash flow during the first quarter of 2010.
Investing Activities
Net cash used in investing activities was $14.9 million for the three months ended March 31, 2010 compared to $66.9 million for the three months ended March 31, 2009. The decrease in net cash used in investing activities was principally due to a decrease in acquisition and escrow related payments of $51.1 million, primarily related to the acquisition of D2 in the first quarter of 2009, and a decrease in purchases of fixed assets of $0.9 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
Financing Activities
Net cash used in financing activities was $62.8 million for the three months ended March 31, 2010 and $56.2 million for the three months ended March 31, 2009. Net cash used in financing activities for the three months ended March 31, 2010 included a decrease in total debt of $62.9 million, partially offset by excess tax benefits from exercised stock options of $0.1 million. Net cash used in financing activities for the three months ended March 31, 2009 included redemptions of common stock of $25.9 million and a decrease in total debt of $30.7 million, partially offset by excess tax benefits from exercised stock options of $0.2 million and proceeds from stock option exercises of $0.2 million.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on March 9, 2010.
Critical Accounting Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on March 9, 2010. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting estimates except as noted below.
As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D was effectively changed. This legislative change reduces future tax benefits of the coverage we provided to participants in the Postretirement Plan. We are required to account for this change in the period during which the law is enacted. As a result, we recorded a non-cash tax charge to the provision for income taxes of $2.4 million for the three months ended March 31, 2010.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Market risks at March 31, 2010 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on March 9, 2010.
Item 4. Controls and Procedures
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three month period ending March 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
See Note 15 to our condensed consolidated financial statements for the three months ended March 31, 2010 for a description of our significant current legal proceedings, which is incorporated by reference herein.
Item 1A. Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on March 9, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc. (Registrant)
	By:	/s/ Mark V. Anquillare
Date: May 6, 2010		Mark V. Anquillare
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1
Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.