Form 10-Q
period 2010-06-30
Verisk Analytics, Inc.
filed 2010-08-04
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2010 there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	124,731,552
Class B (Series 1) common stock $.001 par value	27,118,975
Class B (Series 2) common stock $.001 par value	27,118,975

Verisk Analytics, Inc.
Index to Form 10-Q

Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009

	2010
	unaudited	2009
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$106,827	$71,527
Available-for-sale securities	5,067	5,445
Accounts receivable, net of allowance for doubtful accounts of $3,946 and $3,844 (including amounts from related parties of $925 and $1,353) in 2010 and 2009, respectively (1)	118,470	89,436
Prepaid expenses	21,684	16,155
Deferred income taxes, net	4,405	4,405
Federal and foreign income taxes receivable	19,206	16,721
State and local income taxes receivable	1,869	—
Other current assets	7,962	21,656

Total current assets	285,490	225,345

Noncurrent assets:
Fixed assets, net	86,253	89,165
Intangible assets, net	100,228	108,526
Goodwill	501,996	490,829
Deferred income taxes, net	63,920	66,257
State income taxes receivable	4,933	6,536
Other assets	10,448	10,295

Total assets	$1,053,268	$996,953

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$81,571	$101,401
Acquisition related liabilities	544	—
Short-term debt and current portion of long-term debt	53,935	66,660
Pension and postretirement benefits, current	5,284	5,284
Fees received in advance (including amounts from related parties of $3,116 and $439) (1)	182,275	125,520
State and local income taxes payable	—	1,414

Total current liabilities	323,609	300,279

Noncurrent liabilities:
Long-term debt	476,767	527,509
Pension benefits	94,900	102,046
Postretirement benefits	23,586	25,108
Other liabilities	80,831	76,960

Total liabilities	999,693	1,031,902

Commitments and contingencies
Stockholders’ equity/(deficit):
Verisk Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 127,658,986 and 125,815,600 shares issued and 125,485,880 and 125,815,600 outstanding as of June 30, 2010 and December 31, 2009, respectively	32	30
Verisk Class B (Series 1) common stock, $.001 par value; 400,000,000 shares authorized; 205,637,925 shares issued and 27,118,975 outstanding as of June 30, 2010 and December 31, 2009	50	50
Verisk Class B (Series 2) common stock, $.001 par value; 400,000,000 shares authorized; 205,637,925 shares issued and 27,118,975 outstanding as of June 30, 2010 and December 31, 2009	50	50
Unearned KSOP contributions	(1,167)	(1,305)
Additional paid-in capital	690,635	652,573
Treasury stock, at cost, 359,211,006 and 357,037,900 shares as of June 30, 2010 and December 31, 2009	(748,895)	(683,994)
Retained earnings	165,054	51,275
Accumulated other comprehensive loss	(52,184)	(53,628)

Total stockholders’ equity/(deficit)	53,575	(34,949)

Total liabilities and stockholders’ equity/(deficit)	$1,053,268	$996,953

(1)	See Note 14. Related Parties for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three and Six Month Periods Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except for share and per share data)
Revenues (include revenues from related parties of $15,280 and $24,056 for the three months ended June 30, 2010 and 2009 and $30,413 and $48,143 for the six months ended June 30, 2010 and 2009, respectively) (1)	$281,677	$257,916	$557,831	$503,667

Expenses:
Cost of revenues (exclusive of items shown separately below)	115,000	112,978	229,993	220,501
Selling, general and administrative	42,638	38,905	80,152	72,225
Depreciation and amortization of fixed assets	9,944	9,718	19,873	18,913
Amortization of intangible assets	7,020	8,464	14,324	16,974

Total expenses	174,602	170,065	344,342	328,613

Operating income	107,075	87,851	213,489	175,054

Other income/(expense):
Investment income	92	49	124	92
Realized gains/(losses) on securities, net	29	33	61	(365)
Interest expense	(8,445)	(8,523)	(16,911)	(16,677)

Total other expense, net	(8,324)	(8,441)	(16,726)	(16,950)

Income before income taxes	98,751	79,410	196,763	158,104
Provision for income taxes	(40,347)	(33,471)	(82,984)	(67,250)

Net income	$58,404	$45,939	$113,779	$90,854

Basic net income per share of Class A and Class B (2):	$0.32	$0.27	$0.63	$0.52

Diluted net income per share of Class A and Class B (2):	$0.31	$0.26	$0.60	$0.50

Weighted average shares outstanding:
Basic (2)	180,492,106	172,887,331	180,272,828	173,409,800

Diluted (2)	189,541,893	179,824,479	189,498,324	180,204,300

(1)	See Note 14. Related Parties for further information.

(2)	All share and per share data throughout this report has been adjusted to reflect a fifty-for-one stock split. See Note 1 for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT) (UNAUDITED)
For The Year Ended December 31, 2009 and The Six Months Ended June 30, 2010

									(Accumulated	Accumulated	Total
	Common Stock Issued					Unearned	Additional		Deficit)/	Other	Stockholders’
			Verisk	Verisk		KSOP	Paid-in	Treasury	Retained	Comprehensive	(Deficit)/
	Verisk Class A	ISO Class B	Class B (Series 1)	Class B (Series 2)	Par Value	Contributions	Capital	Stock	Earnings	Loss	Equity
	(In thousands, except for share data)
Balance, January 1, 2009	—	500,225,000	—	—	$100	$—	$—	$(683,994)	$(243,495)	$(82,434)	$(1,009,823)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	126,614	—	126,614
Other comprehensive income	—	—	—	—	—	—	—	—	—	28,806	28,806
Comprehensive income	—	—	—	—	—	—	—	—	—	—	155,420
Increase in redemption value of ISO Class A common stock	—	—	—	—	—	—	—	—	(272,428)	—	(272,428)
Conversion of ISO Class B common stock upon corporate reorganization (Note 10)	88,949,150	(500,225,000)	205,637,925	205,637,925	—	—	—	—	—	—	—
Conversion of ISO Class A redeemable common stock upon corporate reorganization (Note 9)	34,768,750	—	—	—	30	(1,305)	624,282	—	440,584	—	1,063,591
KSOP shares earned	—	—	—	—	—	—	725	—	—	—	725
Stock options exercised (including tax benefit of $18,253)	2,097,700	—	—	—	—	—	23,348	—	—	—	23,348
Stock based compensation	—	—	—	—	—	—	4,218	—	—	—	4,218

Balance, December 31, 2009	125,815,600	—	205,637,925	205,637,925	$130	$(1,305)	$652,573	$(683,994)	$51,275	$(53,628)	$(34,949)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	113,779	—	113,779
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,444	1,444
Comprehensive income	—	—	—	—	—	—	—	—	—	—	115,223
Treasury stock acquired — Class A (2,173,106 shares)	—	—	—	—	—	—	—	(64,901)	—	—	(64,901)
KSOP shares earned	—	—	—	—	—	138	5,591	—	—	—	5,729
Stock options exercised (including tax benefit of $20,507)	2,346,429	—	—	—	2	—	37,238	—	—	—	37,240
Net share settlement of taxes upon exercise of stock options	(503,043)	—	—	—	—	—	(15,051)	—	—	—	(15,051)
Stock based compensation	—	—	—	—	—	—	10,284	—	—	—	10,284

Balance, June 30, 2010	127,658,986	—	205,637,925	205,637,925	$132	$(1,167)	$690,635	$(748,895)	$165,054	$(52,184)	$53,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Six Months Ended June 30, 2010 and 2009

	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$113,779	$90,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	19,873	18,913
Amortization of intangible assets	14,324	16,974
Amortization of debt issuance costs	789	—
Allowance for doubtful accounts	526	509
KSOP compensation expense	5,729	10,738
Stock-based compensation	10,284	5,515
Non-cash charges associated with performance based appreciation awards	792	1,385
Realized (gains)/losses on securities, net	(61)	365
Deferred income taxes	507	(199)
Other operating	30	30
Loss on disposal of assets	38	308
Non-cash charges associated with lease termination	—	196
Excess tax benefits from exercised stock options	(10,036)	(658)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(28,694)	(20,256)
Prepaid expenses and other assets	(5,504)	(3,964)
Federal and foreign income taxes	17,929	9,538
State and local income taxes	(1,387)	(3,901)
Accounts payable and accrued liabilities	(18,327)	(11,196)
Acquisition related liabilities	—	(300)
Fees received in advance	55,959	60,452
Other liabilities	(3,316)	9,226

Net cash provided by operating activities	173,034	184,529

Cash flows from investing activities:
Acquisitions, net of cash acquired of $1,556 and $9,477	(6,386)	(51,618)
Earnout payments	—	(78,100)
Proceeds from release of acquisition related escrows	283	—
Escrow funding associated with acquisitions	(1,500)	(7,000)
Purchases of available-for-sale securities	(262)	(398)
Proceeds from sales and maturities of available-for-sale securities	511	628
Purchases of fixed assets	(15,570)	(16,195)

Net cash used in investing activities	(22,924)	(152,683)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	80,000
Proceeds from issuance of short-term debt, net	—	40,000
Redemption of ISO Class A common stock	—	(38,282)
Repurchase of Verisk Class A common stock	(62,266)	—
Net share settlement of taxes upon exercise of stock options	(15,051)	—
Repayment of current portion of long-term debt	—	(100,000)
Repayment of short-term debt, net	(64,069)	(2,659)
Excess tax benefits from exercised stock options	10,036	658
Proceeds from stock options exercised	16,733	1,126

Net cash used in financing activities	(114,617)	(19,157)

Effect of exchange rate changes	(193)	88

Increase in cash and cash equivalents	35,300	12,777

Cash and cash equivalents, beginning of period	71,527	33,185

Cash and cash equivalents, end of period	$106,827	$45,962

Supplemental disclosures:
Taxes paid	$63,545	$60,464

Interest paid	$16,299	$16,527

Non-cash investing and financing activities:
Repurchase of Verisk Class A common stock included in accounts payable and accrued liabilities	$2,635	$—

Redemption of ISO Class A common stock used to fund the exercise of stock options	$—	$456

Deferred tax liability established on date of acquisition	$(732)	$(8,744)

Capital lease obligations	$602	$1,972

Capital expenditures included in accounts payable and accrued liabilities	$668	$619

Decrease in goodwill due to finalization of acquisition related liabilities	$—	$(4,300)

Increase in goodwill due to acquisition related escrow distributions	$6,996	$—

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
The condensed consolidated financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three and six month periods ended June 30, 2010 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
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
3. Investments:
The following is a summary of available-for-sale securities:

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2010
Registered investment companies	$4,342	$716	$—	$5,058
Equity securities	14	—	(5)	9

Total available-for-sale securities	$4,356	$716	$(5)	$5,067

December 31, 2009
Registered investment companies	$4,530	$905	$—	$5,435
Equity securities	14	—	(4)	10

Total available-for-sale securities	$4,544	$905	$(4)	$5,445

In addition to the available-for-sale securities above, the Company has two investments in private equity securities in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock (“ASC 323-10-25”). At June 30, 2010 and December 31, 2009, the carrying value of such securities was $3,841 for each period and have been included in “Other assets” in the accompanying condensed consolidated balance sheets.

4. Fair Value Measurements:
Certain assets and liabilities of the Company are reported at fair value in the accompanying condensed consolidated balance sheets. Such assets and liabilities include amounts for both financial and non-financial instruments. To increase consistency and comparability of assets and liabilities recorded at fair value, ASC 820-10, Fair Value Measurements (“ASC 820-10”) establishes a three-level fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. ASC 820-10 requires disclosures detailing the extent to which companies’ measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. In accordance with ASC 820-10, the Company applied the following fair value hierarchy:

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
The following tables provide information for such assets and liabilities as of June 30, 2010 and December 31, 2009. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, acquisitions related liabilities, and short-term debt approximate their carrying amounts because of the short-term maturity of these instruments. The fair value of the Company’s long-term debt was estimated at $579,162 and $578,804 as of June 30, 2010 and December 31, 2009, respectively, and is based on an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. These assets and liabilities are not presented in the following table.

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
June 30, 2010
Registered investment companies (1)	$5,058	$5,058	$—	$—
Equity securities (1)	$9	$9	$—	$—
Contingent consideration under ASC 805 (2)	$(3,853)	$—	$—	$(3,853)

December 31, 2009
Registered investment companies (1)	$5,435	$5,435	$—	$—
Equity securities (1)	$10	$10	$—	$—
Cost based investment recorded at fair value on a non-recurring basis (3)	$1,809	$—	$—	$1,809
Contingent consideration under ASC 805 (2)	$(3,344)	$—	$—	$(3,344)

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

(2)
Under ASC 805 Business Combinations (“ASC 805”), contingent consideration is recognized at fair value at the end of each reporting period for acqusitions after January 1, 2009. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. See Note 6 for further information regarding the 2010 and 2009 acquisitions. For the six months ended June 30, 2010, no adjustments to the initial assessment were required.

(3)
Cost based investment consists of a non-controlling interest in a private equity security with no readily determinable market value. This investment was recorded at fair value on a non-recurring basis as a result of an other-than-temporary impairment of $2,012 at December 31, 2009. In establishing the estimated fair value of this investment, the Company took into consideration the financial condition and operating results of the underlying company and other indicators of fair values, such as fair value utilized by the Company’s private equity offering. This investment was recorded at adjusted cost as of June 30, 2010.

The tables below include a rollforward of the Company’s contingent consideration under ASC 805 for the three and six month periods ended June 30:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Beginning balance	$3,840	$2,800	$3,344	$—
Acquisitions (1)	—	—	491	2,800
Accretion on acquisition related liabilities	13	—	18	—

Ending balance	$3,853	$2,800	$3,853	$2,800

(1)
Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period for acqusitions after January 1, 2009. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. See Note 6 for further information regarding the acquisitions.

5. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2009 through June 30, 2010, both in total and as allocated to the Company’s operating segments:

	Risk	Decision
	Assessment	Analytics	Total
Goodwill at December 31, 2009 (1)	$27,908	$462,921	$490,829
Current year acquisitions	—	3,124	3,124
Purchase accounting reclassifications	—	1,047	1,047
Finalization of acquisition related escrows	—	6,996	6,996

Goodwill at June 30, 2010 (1)	$27,908	$474,088	$501,996

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to the periods included within the condensed consolidated financial statements.
Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company completed the required annual impairment test as of June 30, 2010, which resulted in no impairment of goodwill. Based on the results of the impairment assessment as of June 30, 2010, the Company confirmed that the fair value of its reporting units exceeded their respective carrying values. This testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
June 30, 2010
Technology-based	6 years	$177,234	$(127,384)	$49,850
Marketing-related	4 years	36,124	(26,725)	9,399
Contract-based	6 years	6,555	(6,190)	365
Customer-related	12 years	70,279	(29,665)	40,614

Total intangible assets		$290,192	$(189,964)	$100,228

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
December 31, 2009
Technology-based	6 years	$174,973	$(117,986)	$56,987
Marketing-related	4 years	35,104	(24,690)	10,414
Contract-based	6 years	6,555	(6,092)	463
Customer-related	12 years	67,534	(26,872)	40,662

Total intangible assets		$284,166	$(175,640)	$108,526

Consolidated amortization expense related to intangible assets for the three months ended June 30, 2010 and 2009, was $7,020 and $8,464, respectively. Consolidated amortization expense related to intangible assets for the six months ended June 30, 2010 and 2009, was $14,324 and $16,974, respectively. Estimated amortization expense in future periods through 2014 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2010	$13,827
2011	$22,234
2012	$18,250
2013	$12,087
2014	$5,036
Thereafter	$28,794
6. Acquisitions:
2010 Acquisitions
On February 26, 2010, the Company acquired 100% of the stock of Strategic Analytics, Inc. (“Strategic Analytics”), a privately owned provider of credit risk and capital management solutions to consumer and mortgage lenders, for a net cash purchase price of approximately $6,386 and the Company funded $1,500 of indemnity escrows. Within the Decision Analytics segment, the Company believes Strategic Analytics’ solutions and application set will allow customers to take advantage of state-of-the-art loss forecasting, stress testing, and economic capital requirement tools to better understand and forecast the risk associated within their credit portfolios.

The preliminary allocation of purchase price resulted in the following:

Purchase Price
Allocation
Accounts receivable	$866
Current assets	56
Fixed assets	159
Intangible assets	6,026
Goodwill	3,124

Total assets acquired	10,231

Deferred income taxes	732
Current liabilities	1,122
Other liabilities	1,991

Total liabilities assumed	3,845

Net assets acquired	$6,386

Other liabilities consist of a $1,500 payment due to the sellers of Strategic Analytics, assuming no pre-acquisition indemnity claims arise subsequent to the acquisition date through December 31, 2012, which was funded into escrow at close. The remaining balance is contingent consideration of $491, which was estimated as of the acquisition date by averaging the probability of achieving each of the specific predetermined EBITDA of the acquired entity, and revenue targets, which could result in a payment ranging from $0 to $18,000 for the fiscal year ending December 31, 2011. The terms of the contingent consideration include a range that allows the sellers to benefit from the potential growth of Strategic Analytics; however, the amount recorded as of the purchase allocation date represents management’s best estimate based on the prior financial results as well as management’s current best estimate of the future growth of revenue and EBITDA. Subsequent changes in the fair value of contingent consideration are recorded in the statement of operations.
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

The total net cash purchase price of these three acquisitions was $61,350 and the Company funded $7,636 of escrows, of which $7,000 and $236 was recorded in “Other current assets” and “Other assets,” respectively, in the accompanying condensed consolidated balance sheets. The preliminary allocation of purchase price, including working capital adjustments, resulted in accounts receivable of $4,435, current assets of $573, fixed assets of $2,387, finite lived intangible assets with no residual value of $25,265, goodwill of $49,776, current liabilities of $4,879, other liabilities of $10,479, and deferred tax liabilities of $5,728. Other liabilities consisted of $7,236 payment due to the sellers of D2 and Enabl-u at the conclusion of the escrows funded at close, assuming no pre-acquisition indemnity claims arise subsequent to the acquisition date, and $3,344 of contingent consideration, which was estimated as of the acquisition date by averaging the probability of achieving each of the specific predetermined EBITDA and revenue targets, which could result in a payment ranging from $0 to $65,700 for the fiscal year ending December 31, 2011 for D2 and a payment ranging from $0 to $6,000 for the fiscal year ending December 31, 2010 for TierMed. Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations.
The amounts assigned to intangible assets by type for acquisitions during the year ended December 31, 2009 are summarized in the table below:

	Weighted Average
	Useful Life	Total
Technology-based	12 years	$9,282
Marketing-related	5 years	4,698
Customer-related	8 years	11,285

Total intangible assets	9 years	$25,265

The preliminary allocation of the purchase price for the 2010 and 2009 acquisitions to intangible assets, goodwill, accrued liabilities, and the determination of an ASC 740-10-25, Accounting for Uncertainty in Income Taxes (“ASC 740-10-25”), liability is subject to revisions, which may have a material impact on the Company’s consolidated financial statements. As the values of such assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. In accordance with ASC 805, the allocation of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The value of goodwill associated with these acquisitions is currently included within the Decision Analytics segment. The goodwill for the Enabl-u and TierMed acquisitions are expected to be deductible for tax purposes over fifteen years. The goodwill for the D2 and Strategic Analytics acquisitions are not deductible for tax purposes. Included within the condensed consolidated statements of operations for the three and six month periods ended June 30, 2010 are revenues of $796 and $890 and an operating loss of $506 and $978, associated with the Strategic Analytics acquisition. Excluding the final resolution of contingent consideration, the Company finalized the purchase accounting for the acquisition of D2 in the first quarter of 2010, and there have been no adjustments since December 31, 2009. Excluding the final resolution of indemnity escrows and contingent consideration, the Company finalized the purchase accounting for the acquisition of TierMed in the second quarter of 2010, which resulted in an increase in goodwill of $746 and current liabilities of $746.
Acquisition Escrows
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At June 30, 2010 and December 31, 2009, the current portion of the escrows amounted to $6,116 and $20,142, respectively, and has been included in “Other current assets” in the accompanying condensed consolidated balance sheets. During the second quarter of 2010, the Company released $13,931 of escrows to sellers primarily related to the D2 and Xactware acquisitions. In accordance with ASC 805, the escrows related to the D2 acquisition were recorded within goodwill at the time of acquisition, as those escrows were expected to be released to the sellers. In the current period, the release of $6,935 related to D2 was recorded as a reduction of other current assets and a corresponding reduction in accounts payable and accrued liabilities. At June 30, 2010 and December 31, 2009, the noncurrent portion of the escrow amounted to $1,501 and $236, respectively.
7. Income Taxes:
The Company’s effective tax rate for the six months ended June 30, 2010 was 42.2% compared to the effective tax rate for the six months ended June 30, 2009 of 42.5%. The effective rate for the six months ended June 30, 2010 was lower due to a decrease in nondeductible expenses in 2010 versus 2009 related to the ISO 401 (k) Savings and Employee Stock Ownership Plan (“KSOP”). This benefit was partially offset by a non-cash charge of $2,362 resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in the first quarter of 2010. Excluding this charge, the effective rate for the six months ended June 30, 2010 would have been 41.0%. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and nondeductible share appreciation from the KSOP.

The Company’s effective tax rate for the three months ended June 30, 2010 was 40.9% compared to the effective tax rate for the three months ended June 30, 2009 of 42.2%. The effective rate for the three months ended June 30, 2010 was lower than the prior period due to lower nondeductible expenses in 2010 related to the KSOP.
8. Debt:
The following table presents short-term and long-term debt by issuance:

	Issuance	Maturity	June 30,	December 31,
	Date	Date	2010	2009
Short-term debt and current portion of long-term debt:
Syndicated Revolving Credit Facility	12/16/2009	1/19/2010	$—	$10,000
Syndicated Revolving Credit Facility	12/23/2009	1/25/2010	—	50,000
Prudential senior notes:
4.60% Series E senior notes	6/14/2005	6/13/2011	50,000	—
Capital lease obligations	Various	Various	3,650	5,488
Other	Various	Various	285	1,172

Short-term debt and current portion of long-term debt			$53,935	$66,660

Long-term debt:
Prudential senior notes:
4.60% Series E senior notes	6/14/2005	6/13/2011	$—	$50,000
6.00% Series F senior notes	8/8/2006	8/8/2011	25,000	25,000
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Principal senior notes:
6.03% Series A senior notes	8/8/2006	8/8/2011	50,000	50,000
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Aviva Investors North America:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	30,000
Other obligations:
Capital lease obligations	Various	Various	1,580	2,094
Other	Various	Various	187	415

Long-term debt			$476,767	$527,509

On January 19, 2010 and January 25, 2010, the Company paid $10,000 and $50,000, respectively, of its outstanding borrowings from its syndicated revolving credit facility as of December 31, 2009.
In March 2010, the Company amended the New York Life Master Shelf Agreement to increase the authorization of additional senior promissory notes by $15,000, from $100,000, to $115,000, and to extend the maturity of the agreement through March 2013. As of June 30, 2010 and December 31, 2009, the Company had long-term debt outstanding of $85,000 under this agreement.

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
During the six months ended June 30, 2009, 2,452,350 shares of ISO Class A common stock were redeemed by the Company at a weighted average price of $15.80 per share.
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
On November 18, 1996, the Company authorized 1,000,000,000 ISO Class B shares and issued 500,225,000 shares. On October 6, 2009, the Company completed a corporate reorganization whereby the ISO Class B common stock and treasury stock were converted to Verisk Class B common stock on a one-for-one basis. All Verisk Class B shares sold into the IPO were converted to Verisk Class A common stock on a one-for-one basis. In addition, the Verisk Class B common stock authorized was reduced to 800,000,000 shares, sub-divided into 400,000,000 shares of Class B (Series 1) (“Class B-1”) and 400,000,000 shares of Class B (Series 2) (“Class B-2”). Each share of Class B-1 common stock shall convert automatically, without any action by the stockholder, into one share of Verisk Class A common stock on April 6, 2011. Each share of Class B-2 common stock shall convert automatically, without any action by the stockholder, into one share of Verisk Class A common stock on October 6, 2011. The Class B shares have the same rights as Verisk Class A shares with respect to dividends and economic ownership, but have voting rights to elect three of the twelve directors. The Company did not repurchase any Class B shares during the six months ended June 30, 2010 and 2009.
On October 6, 2009, the Company authorized 80,000,000 shares of preferred stock, par value $0.001 per share, in connection with the reorganization. The preferred shares have preferential rights over the Verisk Class A and Class B common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares from the reorganization date through June 30, 2010.
Share Repurchase Program
On April 29, 2010, the Company’s board of directors authorized a $150,000 share repurchase program of the Company’s Class A common stock. Under this repurchase program, the Company may repurchase stock in the open market or as otherwise determined by the Company. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk Analytics, Inc. 2009 Equity Incentive Plan (the “Incentive Plan”) and the Insurance Services Office, Inc. 1996 Incentive Plan (the “Option Plan”). This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance. During the six months ended June 30, 2010, 2,173,106 shares of Verisk Class A common stock were repurchased by the Company as part of this program at a weighted average price of $29.87 per share. As treasury stock purchases are recorded based on trade date, the Company has included $2,635 in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheets for those purchases that have not settled as of June 30, 2010.
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

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Prior to the IPO, the Company had common stock within the Employee Stock Ownership Plan (“ESOP”) that had been committed to be released and those shares were subtracted from the weighted average number of common shares outstanding to arrive at the denominator used in calculating EPS for the three and six months ended June 30, 2009. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, such as stock awards and stock options, had been issued.
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six month periods ended June 30, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Numerator used in basic and diluted EPS:
Net income	$58,404	$45,939	$113,779	$90,854

Denominator:

Weighted average number of common shares used in basic EPS	180,492,106	172,887,331	180,272,828	173,409,800
Effect of dilutive shares:
Potential Class A redeemable common stock issuable upon the exercise of stock options	9,049,787	6,937,148	9,225,496	6,794,500

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	189,541,893	179,824,479	189,498,324	180,204,300

Basic EPS of Class A and Class B	$0.32	$0.27	$0.63	$0.52

Diluted EPS of Class A and Class B	$0.31	$0.26	$0.60	$0.50

The potential shares of common stock that were excluded from diluted EPS were 2,004,390 and 5,301,650 for the six months ended June 30, 2010 and 2009, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Loss
The following is a summary of accumulated other comprehensive loss:

	June 30,	December 31,
	2010	2009
Unrealized gains on investments	$416	$526
Unrealized foreign currency losses	(876)	(683)
Pension and postretirement unfunded liability adjustment	(51,724)	(53,471)

Accumulated other comprehensive loss	$(52,184)	$(53,628)

The before tax and after tax amounts of other comprehensive income for the six months ended June 30, 2010 and 2009 are summarized below:

		Tax Benefit/
	Before Tax	(Expense)	After Tax
For the Six Months Ended June 30, 2010
Unrealized holding losses on investments arising during the year	$(190)	$80	$(110)
Unrealized foreign currency losses	(193)	—	(193)
Pension and postretirement unfunded liability adjustment	2,926	(1,179)	1,747

Total other comprehensive income	$2,543	$(1,099)	$1,444

For the Six Months Ended June 30, 2009
Unrealized holding gains on investments arising during the year	$104	$(41)	$63
Reclassification adjustment for amounts included in net income	386	(156)	230
Unrealized foreign currency gains	88	—	88
Pension and postretirement unfunded liability adjustment	4,900	(1,977)	2,923

Total other comprehensive income	$5,478	$(2,174)	$3,304

11. Stock Option Plan:
All of the Company’s outstanding stock options are covered under the Incentive Plan or the Option Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the Incentive Plan. Cash received from stock option exercises for the six months ended June 30, 2010 and 2009 was $16,733 and $1,126, respectively. On April 1, 2010 and June 1, 2010, the Company granted 2,011,390 and 5,000, respectively, of nonqualified stock options to key employees with an exercise price equal to the closing price of the Company’s Class A common stock on March 31, 2010 and May 28, 2010, with a ten year contractual term and a service vesting period of four years. As of June 30, 2010, there are 8,857,739 shares of Class A common stock reserved and available for future issuance. On July 1, 2010, the Company granted 31,906 nonqualified stock options that were immediately vested and 138,120 nonqualified stock options with a one year service vesting period, to the directors of the Company. These options have an exercise price equal to the closing price of the Company’s Class A commons stock on the grant date and a ten year contractual term.
The fair value of the stock options granted during the six months ended June 30, 2010 and 2009 were estimated using a Black-Scholes valuation model that uses assumptions noted in the following table:

	June 30, 2010	June 30, 2009
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	30.99%	30.95%
Risk-free interest rate	2.47%	1.98%
Expected term in years	4.8	5.7
Dividend yield	0.00%	1.00%
Weighted average grant date fair value per stock option	$8.70	$4.69
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

Exercise prices for options outstanding and exercisable at June 30, 2010 ranged from $1.84 to $30.25 as outlined in the following table:

	Options Outstanding			Options Exercisable
				Weighted-
	Weighted-			Average		Weighted-
	Average	Stock	Weighted-	Remaining	Stock	Average
Range of	Remaining	Options	Average	Contractual	Options	Exercise
Exercise Prices	Contractual Life	Outstanding	Exercise Price	Life	Exercisable	Price

$1.84 to $2.20	1.0	515,270	$2.04	1.0	515,270	$2.04
$2.21 to $2.96	2.7	1,996,600	$2.84	2.7	1,996,600	$2.84
$2.97 to $4.62	2.8	5,439,750	$3.56	2.8	5,439,750	$3.56
$4.63 to $8.90	4.8	4,154,400	$8.31	4.8	4,154,400	$8.31
$8.91 to $13.62	5.7	1,653,600	$11.84	5.6	1,603,600	$11.79
$13.63 to $15.10	6.6	1,617,875	$15.10	6.6	1,122,875	$15.10
$15.11 to $17.78	8.3	5,824,801	$16.65	8.0	1,921,486	$16.81
$17.79 to $30.25	9.4	5,082,011	$24.26	8.0	208,250	$17.84

		26,284,307			16,962,231

A summary of options outstanding under the Incentive Plan as of June 30, 2010 and changes during the six months then ended are presented below:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Options	Exercise Price	Value
Outstanding at December 31, 2009	26,761,221	$10.74	$522,914

Granted	2,016,390	$28.21
Exercised	(2,346,429)	$7.13	$(52,196)

Cancelled or expired	(146,875)	$18.37

Outstanding at June 30, 2010	26,284,307	$12.36	$461,043

Options exercisable at June 30, 2010	16,962,231	$7.81	$374,699

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2010 was $461,043 and $374,699, respectively. In accordance with ASC 718, Stock Compensation, excess tax benefit from exercised stock options is recorded as an addition to paid-in-capital and a corresponding reduction in taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented in the statement of cash flows as a financing cash inflow. For the six months ended June 30, 2010, the Company recorded an excess tax benefit from stock options exercised of $20,507, of which $10,036 has been realized as a tax benefit within the Company’s quarterly tax payments through June 30, 2010 and presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows.
For the six months ended June 30, 2010, certain employees exercised stock options and covered the statutory minimum tax withholdings of $15,051 through a net settlement of 503,043 shares. The payment of taxes related to these exercises were recorded as a reduction to additional-paid-in capital. This transaction is reflected within “Net share settlement of taxes upon exercise of stock options” within cash flows from financing activities in the accompanying condensed consolidated statements of cash flows.
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
As of June 30, 2010, there was $49,561 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.97 years. As of June 30, 2010, there were 9,322,076 nonvested stock options, of which 8,269,610 are expected to vest. The total grant date fair value of options vested during the six months ended June 30, 2010 and 2009 was $10,030 and $6,316, respectively.

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
The components of net periodic benefit cost and the amounts recognized in other comprehensive income for the three and six month periods ended June 30, 2010 and 2009 are summarized below:

	For the Three Months Ended June 30,
	Pension Plan		Postretirement Plan
	2010	2009	2010	2009
Service cost	$1,397	$1,915	$—	$—
Interest cost	5,408	5,329	211	400
Amortization of transition obligation	—	—	(42)	50
Expected return on plan assets	(5,687)	(4,608)	—	—
Amortization of prior service cost	(201)	(200)	(73)	—
Amortization of net actuarial loss	1,622	2,550	229	50

Net periodic benefit cost	$2,539	$4,986	$325	$500

Employer contributions	$5,546	$1,440	$1,298	$766

	For the Six Months Ended June 30,
	Pension Plan		Postretirement Plan
	2010	2009	2010	2009
Service cost	$3,207	$3,830	$—	$—
Interest cost	10,683	10,658	531	800
Amortization of transition obligation	—	—	—	100
Expected return on plan assets	(11,325)	(9,216)	—	—
Amortization of prior service cost	(401)	(400)	(73)	—
Amortization of net actuarial loss	3,033	5,100	367	100

Net periodic benefit cost	$5,197	$9,972	$825	$1,000

Employer contributions	$9,711	$2,885	$2,053	$1,790

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
The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses segment EBITDA as the profitability measure for making decisions regarding ongoing operations. Segment EBITDA is income from continuing operations before investment income and interest expense, income taxes, depreciation and amortization. Segment EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate investment income, realized gains/(losses) on securities, net, interest expense or income tax expense, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the United States accounted for 1% or more of the Company’s consolidated revenue for either the three or six month periods ended June 30, 2010 or 2009. No individual country outside of the United States accounted for 1% or more of total consolidated long-term assets as of June 30, 2010 or December 31, 2009.

The following tables provide the Company’s revenue and operating income performance by reportable segment for the three and six month periods ended June 30, 2010 and 2009, as well as a reconciliation to income before income taxes for all periods presented in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2010			June 30, 2009
	Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$134,289	$147,388	$281,677	$133,307	$124,609	$257,916
Expenses:
Cost of revenues (exclusive of items shown separately below)	48,652	66,348	115,000	52,968	60,010	112,978
Selling, general and administrative	19,439	23,199	42,638	19,741	19,164	38,905

Segment EBITDA	66,198	57,841	124,039	60,598	45,435	106,033
Depreciation and amortization of fixed assets	4,163	5,781	9,944	4,737	4,981	9,718
Amortization of intangible assets	37	6,983	7,020	137	8,327	8,464

Operating income	61,998	45,077	107,075	55,724	32,127	87,851

Unallocated expenses:
Investment income			92			49
Realized gains on securities, net			29			33
Interest expense			(8,445)			(8,523)

Consolidated income before income taxes			$98,751			$79,410

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$1,500	$6,452	$7,952	$1,141	$6,061	$7,202

	For the Six Months Ended			For the Six Months Ended
	June 30, 2010			June 30, 2009
	Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$268,867	$288,964	$557,831	$262,873	$240,794	$503,667
Expenses:
Cost of revenues (exclusive of items shown separately below)	98,550	131,443	229,993	104,467	116,034	220,501
Selling, general and administrative	38,623	41,529	80,152	37,209	35,016	72,225

Segment EBITDA	131,694	115,992	247,686	121,197	89,744	210,941
Depreciation and amortization of fixed assets	8,486	11,387	19,873	9,549	9,364	18,913
Amortization of intangible assets	73	14,251	14,324	306	16,668	16,974

Operating income	123,135	90,354	213,489	111,342	63,712	175,054

Unallocated expenses:
Investment income			124			92
Realized gains/(losses) on securities, net			61			(365)
Interest expense			(16,911)			(16,677)

Consolidated income before income taxes			$196,763			$158,104

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$3,389	$13,451	$16,840	$4,045	$14,741	$18,786

Operating segment revenue by type of service is provided below:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Risk Assessment:
Industry standard insurance programs	$87,427	$87,046	$175,471	$172,193
Property-specific rating and underwriting information	34,267	33,868	68,226	65,869
Statistical agency and data services	7,190	7,077	14,369	14,135
Actuarial services	5,405	5,316	10,801	10,676

Total Risk Assessment	134,289	133,307	268,867	262,873

Decision Analytics:
Fraud identification and detection solutions	79,195	66,633	157,990	130,475
Loss prediction solutions	39,779	35,943	76,707	66,896
Loss quantification solutions	28,414	22,033	54,267	43,423

Total Decision Analytics	147,388	124,609	288,964	240,794

Total consolidated revenues	$281,677	$257,916	$557,831	$503,667

14. Related Parties:
The Company considers its Verisk Class A and Class B stockholders that own more than 5% of the outstanding stock within the respective class to be related parties as defined within ASC 850, Related Party Disclosures. At June 30, 2010, the related parties were six Class B stockholders each owning more than 5% of the outstanding Class B shares compared to seven Class B stockholders at June 30, 2009 of which three remained unchanged. At June 30, 2010, there were five Class A stockholders owning more than 5% of the outstanding Class A shares. The Company had accounts receivable, net of $925 and $1,353 and fees received in advance of $3,116 and $439 from related parties as of June 30, 2010 and December 31, 2009, respectively. In addition, the Company had revenues from related parties for the three months ended June 30, 2010 and 2009 of $15,280 and $24,056 and $30,413 and $48,143 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, one of these Class B stockholders has an employee that serves on the Company’s board of directors.
The Company incurred expenses associated with the payment of insurance coverage premiums to certain of the related parties aggregating $18 and $114 for the three months ended June 30, 2010 and 2009 and $21 and $226 for the six months ended June 30, 2010 and 2009, respectively. These costs are included in “Cost of revenues” and “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations.
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

Subsequently, Hanover Insurance Group made a demand for reimbursement, pursuant to an indemnification provision contained in a December 30, 2004 License Agreement between Hanover and the Company, of its settlement and defense costs in the Hensley class action. Specifically, Hanover demanded $2,536 including $600 in attorneys’ fees and expenses. The Company disputes that Hanover is entitled to any reimbursement pursuant to the License Agreement. In July 2010, after the Company and Hanover were unable to resolve the dispute in mediation, Hanover served a summons and complaint seeking indemnity and contribution from the Company. At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to this matter.
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
Schafer v. State Farm Fire & Cas. Co., et al. was a putative class action pending against the Company and State Farm Fire & Casualty Company filed in March 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. The court dismissed the antitrust claim as to both defendants and dismissed all claims against the Company other than fraud, which will proceed to the discovery phase along with the remaining claims against State Farm. Judge Duval denied plaintiffs’ motion to certify a class with respect to the fraud and breach of contract claims on August 3, 2009 and the time to appeal that decision has expired. The matter now a single action was reassigned to Judge Africk. The plaintiffs agreed to settle the matter with the Company and State Farm and a Settlement Agreement and Release was executed by all parties in June 2010.
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
At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to the Mornay matter.
iiX Litigation
In March 2007, the Company’s subsidiary, Insurance Information Exchange, or iiX, as well as other information providers and insurers in the State of Texas, were served with a summons and class action complaint filed in the United States District Court for the Eastern District of Texas alleging violations of the Driver Privacy Protection Act, or the DPPA, entitled Sharon Taylor, et al. v. Acxiom Corporation, et al. Plaintiffs brought the action on their own behalf and on behalf of all similarly situated individuals whose personal information is contained in any motor vehicle record maintained by the State of Texas and who have not provided express consent to the State of Texas for the distribution of their personal information for purposes not enumerated by the DPPA and whose personal information has been knowingly obtained and used by the defendants. The class complaint alleges that the defendants knowingly obtained personal information for a purpose not authorized by the DPPA and seeks liquidated damages in the amount of $3 for each instance of a violation of the DPPA, punitive damages and the destruction of any illegally obtained personal information. The Court granted iiX’s motion to dismiss the complaint based on failure to state a claim and for lack of standing. Oral arguments on the plaintiffs’ appeal of that dismissal were held on November 4, 2009. The Court of Appeals for the Fifth Circuit Court affirmed the District Court’s dismissal of the complaint on July 14, 2010.

Similarly, in April 2010, the Company’s subsidiary, iiX, as well as other information providers in the State of Missouri were served with a summons and class action complaint filed in the United States District Court for the Western District of Missouri alleging violations of the Driver Privacy Protection Act, or the DPPA, entitled Janice Cook, et al. v. ACS State & Local Solutions, et al. Plaintiffs brought the action on their own behalf and on behalf of all similarly situated individuals whose personal information is contained in any motor vehicle record maintained by the State of Missouri and who have not provided express consent to the State of Missouri for the distribution of their personal information for purposes not enumerated by the DPPA and whose personal information has been knowingly obtained and used by the defendants. The class complaint alleges that the defendants knowingly obtained personal information for a purpose not authorized by the DPPA and seeks liquidated damages in the amount of $3 for each instance of a violation of the DDPA, punitive damages and the destruction of any illegally obtained personal information.
At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to this matter.
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
On May 23, 2008, in contemplation of our initial public offering, or IPO, we formed Verisk Analytics, Inc., or Verisk, a Delaware corporation, to be the holding company for our business. Verisk was initially formed as a wholly-owned subsidiary of Insurance Services Office, Inc., or ISO. On October 6, 2009, in connection with our initial public offering, we effected a reorganization whereby ISO became a wholly-owned subsidiary of Verisk. Verisk had no operations prior to the initial public offering.
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 48% and 52% of our revenues for the six months ended June 30, 2010 and 2009, respectively. Our Decision Analytics segment provides solutions our customers use to analyze the three processes of the Verisk Risk Analysis Framework: Prediction of Loss, Detection and Prevention of Fraud, and Quantification of Loss. Our Decision Analytics segment revenues represented approximately 52% and 48% of our revenues for the six months ended June 30, 2010 and 2009, respectively.
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

Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For the six month periods ended June 30, 2010 and 2009, respectively, 31% and 28% of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Approximately 84% of the revenues in our Risk Assessment segment for each of the six month periods ended June 30, 2010 and 2009 were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States, and we have retained approximately 99% of our P&C insurance customer base in each of the last five years. More than 55% and 59% of the revenues in our Decision Analytics segment, for the six months ended June 30, 2010 and 2009, respectively, were derived from subscriptions and long-term agreements for our solutions.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs (described under “Equity Compensation Costs” below), sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 65% of our total expenses for each of the six months periods ended June 30, 2010 and 2009, respectively.
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
In connection with our initial public offering, on October 6, 2009, we accelerated our future ESOP allocation contribution through the end of the ESOP in 2013, to all participants eligible for a contribution in 2009. This resulted in a non-recurring non-cash charge of approximately $57.7 million in the fourth quarter of 2009. As a result, subsequent to the offering, the non-cash ESOP allocation expense has been reduced to zero in 2010.
The amount of our ESOP costs recognized for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
ESOP costs by contribution type:
401(k) matching contribution expense	$2,495	$2,149	$4,848	$4,253
Profit sharing contribution expense	384	315	881	705
ESOP allocation expense	—	3,147	—	5,780

Total ESOP costs	$2,879	$5,611	$5,729	$10,738

ESOP costs by segment:
Risk Assessment ESOP costs	$1,688	$3,233	$3,415	$6,208
Decision Analytics ESOP costs	1,191	2,378	2,314	4,530

Total ESOP costs	$2,879	$5,611	$5,729	$10,738

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

Condensed Consolidated Results of Operations
From January 1, 2009 to June 30, 2010 we have acquired four businesses, which may affect the comparability of our financial statements.

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2010	2009	Change	2010	2009	Change
	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Risk Assessment revenues	$134,289	$133,307	0.7%	$268,867	$262,873	2.3%
Decision Analytics revenues	147,388	124,609	18.3%	288,964	240,794	20.0%

Revenues	281,677	257,916	9.2%	557,831	503,667	10.8%

Expenses:
Cost of revenues (exclusive of items shown separately below)	115,000	112,978	1.8%	229,993	220,501	4.3%
Selling, general and administrative	42,638	38,905	9.6%	80,152	72,225	11.0%
Depreciation and amortization of fixed assets	9,944	9,718	2.3%	19,873	18,913	5.1%
Amortization of intangible assets	7,020	8,464	(17.1)%	14,324	16,974	(15.6)%

Total expenses	174,602	170,065	2.7%	344,342	328,613	4.8%

Operating income	107,075	87,851	21.9%	213,489	175,054	22.0%

Other income/(expense):
Investment income	92	49	87.8%	124	92	34.8%
Realized gains/(losses) on securities, net	29	33	(12.1)%	61	(365)	(116.7)%
Interest expense	(8,445)	(8,523)	(0.9)%	(16,911)	(16,677)	1.4%

Total other expense, net	(8,324)	(8,441)	(1.4)%	(16,726)	(16,950)	(1.3)%

Income before income taxes	98,751	79,410	24.4%	196,763	158,104	24.5%
Provision for income taxes	(40,347)	(33,471)	20.5%	(82,984)	(67,250)	23.4%

Net income	$58,404	$45,939	27.1%	$113,779	$90,854	25.2%

Basic net income per share (1)	$0.32	$0.27	18.5%	$0.63	$0.52	21.2%

Diluted net income per share (1)	$0.31	$0.26	19.2%	$0.60	$0.50	20.0%

Weighted average shares outstanding (1):
Basic	180,492,106	172,887,331	4.4%	180,272,828	173,409,800	4.0%

Diluted	189,541,893	179,824,479	5.4%	189,498,324	180,204,300	5.2%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:

Other data:
EBITDA (2):
Risk Assessment EBITDA	$66,198	$60,598	9.2%	$131,694	$121,197	8.7%
Decision Analytics EBITDA	57,841	45,435	27.3%	115,992	89,744	29.2%

EBITDA	$124,039	$106,033	17.0%	$247,686	$210,941	17.4%

The following is a reconciliation of net income to EBITDA:
Net income	$58,404	$45,939	27.1%	$113,779	$90,854	25.2%
Depreciation and amortization	16,964	18,182	(6.7)%	34,197	35,887	(4.7)%
Investment income and realized (gains)/losses on securities, net	(121)	(82)	47.6%	(185)	273	(167.8)%
Interest expense	8,445	8,523	(0.9)%	16,911	16,677	1.4%
Provision for income taxes	40,347	33,471	20.5%	82,984	67,250	23.4%

EBITDA	$124,039	$106,033	17.0%	$247,686	$210,941	17.4%

(1)
In conjunction with our initial public offering, the stock of Insurance Services Office, Inc. converted to stock of Verisk Analytics, Inc, which effected a fifty-for-one stock split of its common stock. The numbers in the above table reflect this stock split.

(2)
EBITDA is the financial measure, which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before investment income and realized (gains)/losses on securities, net, interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. In addition, this Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 13 of our unaudited condensed consolidated financial statements included in this 10-Q filing.

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
Consolidated Results of Operations
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Revenues
Revenues were $557.8 million for the six months ended June 30, 2010 compared to $503.7 million for the six months ended June 30, 2009, an increase of $54.1 million or 10.8%. In the first quarter of 2010 and the latter half of 2009, we acquired three companies, Strategic Analytics, Enabl-u, and TierMed, collectively referred to as recent acquisitions, which accounted for an increase of $4.0 million in revenues for the six months ended June 30, 2010. Excluding recent acquisitions, revenues increased $50.1 million, which included an increase in our Risk Assessment segment of $6.0 million and an increase in our Decision Analytics segment of $44.1 million. During the second quarter of 2009, we recognized $2.1 million of revenue that was previously deferred, which lowered our revenue growth for the six months ended June 30, 2010 by 0.5%.
Cost of Revenues
Cost of revenues was $230.0 million for the six months ended June 30, 2010 compared to $220.5 million for the six months ended June 30, 2009, an increase of $9.5 million or 4.3%. The increase was primarily due to costs related to recent acquisitions of $2.9 million, an increase in data and consultant costs of $4.5 million, and an increase in salaries and employee benefits costs of $3.7 million, which include annual salary increases and medical costs, but reflects no ESOP allocation expense in 2010 due to the accelerated ESOP allocation prior to our initial public offering in the fourth quarter of 2009. ESOP allocation expense for the six months ending June 30, 2009 was $4.5 million. Also within the salaries and employee benefits increase is an offsetting reduction in pension cost of $3.9 million. The pension cost decreased primarily due to the partial recovery in 2009 of the fair value of our pension investments. These increases were partially offset by a slight decrease in other operating expenses of $1.6 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $80.1 million for the six months ended June 30, 2010 compared to $72.2 million for the six months ended June 30, 2009, an increase of $7.9 million or 11.0%. The increase was primarily due to costs attributable to recent acquisitions of $1.0 million and increased salaries and employee benefits costs of $6.6 million, which include annual salary increases, medical costs, commissions, and stock option expense, including the IPO grant. Salaries and employee benefits costs reflect no ESOP allocation expense for the six months ended June 30, 2010 as compared to $1.3 million for the six months ended June 30, 2009. Also within the salaries and employee benefits increase is an offsetting reduction in pension cost of $0.9 million. The pension cost decreased primarily due to the partial recovery in 2009 of the fair value of our pension investments. Other increases were within other general expenses of $2.0 million, which include advertising cost. These increases were partially offset by a decrease in legal costs of $1.7 million.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $19.9 million for the six months ended June 30, 2010 compared to $18.9 million for the six months ended June 30, 2009, an increase of $1.0 million or 5.1%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $14.3 million for the six months ended June 30, 2010 compared to $17.0 million for the six months ended June 30, 2009, a decrease of $2.7 million or 15.6%. This decrease was primarily related to a decrease of $3.7 million in intangible assets associated with acquisitions that have been fully amortized in prior years and was partially offset by $1.0 million of amortization of intangible assets associated with the three recent acquisitions.
Investment Income and Realized Gains/(Losses) on Securities, Net
Investment income and realized gains/(losses) on securities, net was a gain of $0.2 million for the six months ended June 30, 2010 compared to a loss of $0.3 million for the six months ended June 30, 2009, an increase of $0.5 million.
Interest Expense
Interest expense was $16.9 million for the six months ended June 30, 2010 compared to $16.7 million for the six months ended June 30, 2009, an increase of $0.2 million or 1.4%. This increase is primarily due to the amortization of debt issuance costs during the six months ended June 30, 2010.
Provision for Income Taxes
The provision for income taxes was $83.0 million for the six months ended June 30, 2010 compared to $67.3 million for the six months ended June 30, 2009, an increase of $15.7 million or 23.4%. The effective tax rate was 42.2% for the six months ended June 30, 2010 compared to 42.5% for the six months ended June 30, 2009. The effective rate for the six months ended June 30, 2010 was lower due to a decrease in nondeductible expenses in 2010 versus 2009 related to the ISO 401(k) Savings and Employee Stock Ownership Plan, or KSOP. This benefit was partially offset by a non-cash charge of $2.4 million resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in the first quarter. Excluding this charge, the effective rate for the six months ended June 30, 2010 would have been 41.0%.
EBITDA Margin
The EBITDA margin for our consolidated results was 44.4% for the six months ended June 30, 2010 compared to 41.9% for the six months ended June 30, 2009. Our EBITDA margin reflects no ESOP allocation expense in 2010 due to the accelerated ESOP allocation prior to our initial public offering in the fourth quarter of 2009. This resulted in an increase of our EBITDA margin for the six months ended June 30, 2010, due to the reduction of ESOP allocation expense of $5.8 million, which positively impacted our EBITDA margin by approximately 1.0%. Also included in the calculation of our EBITDA margin are decreased pension costs of $4.8 million, which positively impacted our EBITDA margin by approximately 0.9%.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Revenues
Revenues were $281.7 million for the three months ended June 30, 2010 compared to $257.9 million for the three months ended June 30, 2009, an increase of $23.8 million or 9.2%. In the first quarter of 2010 and the latter half of 2009, we acquired three companies, Strategic Analytics, Enabl-u, and TierMed, collectively referred to as recent acquisitions, which accounted for an increase of $2.5 million in revenues for the three months ended June 30, 2010. Excluding recent acquisitions, revenues increased $21.3 million, which included an increase in our Risk Assessment segment of $1.0 million and an increase in our Decision Analytics segment of $20.3 million. During the second quarter of 2009, we recognized $2.1 million of revenue that was previously deferred, which lowered our revenue growth for the three months ended June 30, 2010 by 0.9%.
Cost of Revenues
Cost of revenues was $115.0 million for the three months ended June 30, 2010 compared to $113.0 million for the three months ended June 30, 2009, an increase of $2.0 million or 1.8%. The increase was primarily due to costs related to recent acquisitions of $1.6 million, and an increase in salaries and employee benefits costs of $1.7 million, which include annual salary increases and medical costs, but reflects no ESOP allocation expense in 2010 due to the accelerated ESOP allocation prior to our initial public offering in the fourth quarter of 2009. ESOP allocation expense for the three months ending June 30, 2009 was $2.4 million. Also within the salaries and employee benefits increase is an offsetting reduction in pension cost of $2.0 million. Other increases include data and consultant costs of $0.9 million primarily in our Decision Analytics segment, offset by a decrease in other operating expenses of $2.2 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $42.6 million for the three months ended June 30, 2010 compared to $38.9 million for the three months ended June 30, 2009, an increase of $3.7 million or 9.6%. The increase was primarily due to costs attributable to recent acquisitions of $0.6 million and increased salaries and employee benefits costs of $2.7 million, which include annual salary increases, medical costs, commissions, and stock option expense, including the IPO grant. Salaries and employee benefits costs reflect no ESOP allocation expense for the three months ended June 30, 2010 as compared to $0.7 million for the three months ended June 30, 2009. Also within the salaries and employee benefits increase is an offsetting reduction in pension cost of $0.5 million. Other increases were other general expenses of $1.5 million. This increase was partially offset by a decrease in legal costs of $1.1 million.
Provision for Income Taxes
The provision for income taxes was $40.3 million for the three months ended June 30, 2010 compared to $33.5 million for the three months ended June 30, 2009, an increase of $6.8 million or 20.5%. The effective tax rate was 40.9% for the three months ended June 30, 2010 compared to 42.2% for the three months ended June 30, 2009. The effective rate for the three months ended June 30, 2010 was lower than the prior period due to lower nondeductible KSOP expenses in 2010.
EBITDA Margin
The EBITDA margin for our consolidated results was 44.0% for the three months ended June 30, 2010 compared to 41.1% for the three months ended June 30, 2009. Our EBITDA margin reflects no ESOP allocation expense in 2010 due to the accelerated ESOP allocation prior to our initial public offering in the fourth quarter of 2009. This resulted in an increase in our EBITDA margin for the three months ended June 30, 2010, due to the reduction of ESOP allocation expense of $3.1 million, which positively impacted our EBITDA margin by approximately 1.1%. Also included in the calculation of our EBITDA margin are decreased pension costs of $2.6 million, which positively impacted our EBITDA margin by approximately 0.9%.
Results of Operations by Segment
Risk Assessment Results of Operations
Revenues
Revenues were $268.9 million for the six months ended June 30, 2010 as compared to $262.9 million for the six months ended June 30, 2009, an increase of $6.0 million or 2.3% and $134.3 million for the three months ended June 30, 2010 as compared to $133.3 million for the three months ended June 30, 2009, an increase of $1.0 million or 0.7%. During the second quarter of 2009, we recognized $2.1 million of revenue that was previously deferred, which lowered our revenue growth for the six months and three months ended June 30, 2010 by 0.8% and 1.6%, respectively. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our solutions and the addition of new customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2010	2009	Change	2010	2009	Change
	(In thousands)			(In thousands)
Industry standard insurance programs	$87,427	$87,046	0.4%	$175,471	$172,193	1.9%
Property-specific rating and underwriting information	34,267	33,868	1.2%	68,226	65,869	3.6%
Statistical agency and data services	7,190	7,077	1.6%	14,369	14,135	1.7%
Actuarial services	5,405	5,316	1.7%	10,801	10,676	1.2%

Total Risk Assessment	$134,289	$133,307	0.7%	$268,867	$262,873	2.3%

Cost of Revenues
Cost of revenues for our Risk Assessment segment was $98.6 million for the six months ended June 30, 2010 compared to $104.5 million for the six months ended June 30, 2009, a decrease of $5.9 million or 5.7%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $4.1 million, which was primarily due to no ESOP allocation expense in 2010 as compared to $2.5 million in 2009. Also within the salaries and employee benefits decrease is a reduction in pension cost of $3.3 million. Other decreases were in other general expenses of $2.1 million, which was partially offset by an increase in data and consultant costs of $0.3 million.
Cost of revenues for our Risk Assessment segment was $48.7 million for the three months ended June 30, 2010 compared to $53.0 million for the three months ended June 30, 2009, a decrease of $4.3 million or 8.1%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $2.2 million, which was primarily due to no ESOP allocation expense in 2010 as compared to $1.3 million in 2009. Also within the salaries and employee benefits decrease is a reduction in pension cost of $1.7 million. Other decreases were in other general expenses of $2.3 million costs, which was partially offset by an increase in data and consultant costs of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $38.6 million for the six months ended June 30, 2010 compared to $37.2 million for the six months ended June 30, 2009, an increase of $1.4 million or 3.8%. The increase was primarily due to an increase in salaries and employee benefit costs of $1.9 million, which include annual salary increases, medical costs, commissions, and stock option expense, including the IPO grant. Salaries and employee benefits costs reflect no ESOP allocation expense for the six months ended June 30, 2010 as compared to $0.7 million for the six months ended June 30, 2009. Also within the salaries and employee benefits increase is an offsetting reduction in pension cost of $0.7 million. This increase was partially offset by a decrease in legal costs of $0.4 million and other general expenses of $0.1 million.
Selling, general and administrative expenses for our Risk Assessment segment were $19.4 million for the three months ended June 30, 2010 compared to $19.7 million for the three months ended June 30, 2009, a decrease of $0.3 million or 1.5%. The decrease was primarily due to a decrease in legal expenses of $0.6 million and other general expenses of $0.1 million. The decrease was partially offset by an increase in salaries and employee benefit costs of $0.4 million, which include annual salary increases, medical costs, commissions, and stock option expense, including the IPO grant. Salaries and employee benefits costs reflect no ESOP allocation expense for the three months ended June 30, 2010 as compared to $0.3 million for the three months ended June 30, 2009. Also within the salaries and employee benefits increase is an offsetting reduction in pension cost of $0.4 million.
EBITDA Margin
The EBITDA margin for our Risk Assessment segment was 49.0% for the six months ended June 30, 2010 compared to 46.1% for the six months ended June 30, 2009. The primary reason for the increase in our EBITDA margin for the six months ended June 30, 2010 is the reduction of ESOP allocation expense of $3.2 million, resulting in a 1.1% positive impact on our EBITDA margin.
Decision Analytics Results of Operations
Revenues
Revenues for our Decision Analytics segment were $288.9 million for the six months ended June 30, 2010 compared to $240.8 million for the six months ended June 30, 2009, an increase of $48.1 million or 20.0%. In the first quarter of 2010 and the latter half of 2009, we acquired three companies. Recent acquisitions accounted for an increase of $4.0 million in revenues for the six months ended June 30, 2010. Excluding the impact of recent acquisitions, revenue increased $44.1 million for the six months ended June 30, 2010. Our fraud identification and detection solutions revenue increased $27.5 million or 21.1%, primarily in our fraud detection and forensic audit services for the home mortgage and mortgage insurance industries, as well as an increase in services sold in response to the increased scrutiny and refinancing within the mortgage industry. Increased revenue in our loss prediction solutions of $9.8 million or 14.7%, was primarily due to increased penetration of our existing customers. Our loss quantification solution revenues increased $10.8 million or 25.0%, as a result of new customer contracts and claims volume increases associated with severe weather conditions and other damages caused by disasters experienced in the United States.

Revenues for our Decision Analytics segment were $147.4 million for the three months ended June 30, 2010 compared to $124.6 million for the three months ended June 30, 2009, an increase of $22.8 million or 18.3%. In the first quarter of 2010 and the latter half of 2009, we acquired three companies. Recent acquisitions accounted for an increase of $2.5 million in revenues for the three months ended June 30, 2010. Excluding the impact of recent acquisitions, revenue increased $20.3 million for the three months ended June 30, 2010. Our fraud identification and detection solutions revenue increased $12.6 million or 18.9% primarily in our fraud detection and forensic audit services for the home mortgage and mortgage insurance industries, as well as an increase in services sold in response to the increased scrutiny and refinancing within the mortgage industry. Our loss prediction solutions increase of $3.8 million or 10.7% was primarily from increased penetration of our existing customers. Revenue in our loss quantification solution revenues increased $6.4 million or 29.0% as a result of new customer contracts and claims volume increases associated with severe weather conditions and other damages caused by disasters experienced in the United States.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2010	2009	Change	2010	2009	Change
	(In thousands)			(In thousands)
Fraud identification and detection solutions	$79,195	$66,633	18.9%	$157,990	$130,475	21.1%
Loss prediction solutions	39,779	35,943	10.7%	76,707	66,896	14.7%
Loss quantification solutions	28,414	22,033	29.0%	54,267	43,423	25.0%

Total Decision Analytics	$147,388	$124,609	18.3%	$288,964	$240,794	20.0%

Cost of Revenues
Cost of revenues for our Decision Analytics segment was $131.4 million for the six months ended June 30, 2010 compared to $116.0 million for the six months ended June 30, 2009, an increase of $15.4 million or 13.3%. The increase included $2.9 million in costs attributable to recent acquisitions. Excluding the impact of these acquisitions, the cost of revenues increased $12.5 million, primarily due to an increase in salaries and employee benefits of $7.8 million, which include annual salary increases and increased medical costs. Salaries and employee benefits costs reflect no ESOP allocation expense for the six months ended June 30, 2010 as compared to $2.0 million for the six months ended June 30, 2009. Also within the salaries and employee benefits increase is an offsetting reduction in pension cost of $0.6 million. Other increases include data and consultant costs of $4.2 million, and other operating expenses of $0.5 million.
Cost of revenues for our Decision Analytics segment was $66.3 million for the three months ended June 30, 2010 compared to $60.0 million for the three months ended June 30, 2009, an increase of $6.3 million or 10.6%. The increase included $1.6 million in costs attributable to recent acquisitions. Excluding the impact of these acquisitions, the cost of revenues increased $4.7 million, primarily due to an increase in salaries and employee benefits of $3.9 million, which include annual salary increases and increased medical costs. Salaries and employee benefits costs reflect no ESOP allocation expense for the six months ended June 30, 2010 as compared to $1.1 million for the six months ended June 30, 2009. Also within the salaries and employee benefits increase is an offsetting reduction in pension cost of $0.3 million. Other increases include data and consultant costs of $0.7 million and other operating expenses of $0.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $41.5 million for the six months ended June 30, 2010 compared to $35.0 million for the six months ended June 30, 2009, an increase of $6.5 million or 18.6%. The increase was due to costs attributable to recent acquisitions of $1.0 million and an increase in salaries and employee benefits costs of $4.7 million, which include annual salary increases, medical costs, commissions, and stock option expense, including the IPO grant. Salaries and employee benefits costs reflect no ESOP allocation expense for the six months ended June 30, 2010 as compared to $0.6 million for the six months ended June 30, 2009. Also within the salaries and employee benefits increase is an offsetting reduction in pension cost of $0.2 million. Other increases include an increase in general expenses of $2.1 million. These increases are partially offset by a decrease in legal expense of $1.3 million.
Selling, general and administrative expenses were $23.2 million for the three months ended June 30, 2010 compared to $19.2 million for the three months ended June 30, 2009, an increase of $4.0 million or 21.1%. The increase was due to costs attributable to recent acquisitions of $0.6 million and an increase in salaries and employee benefits costs of $2.3 million, which include annual salary increases, medical costs, commissions, and stock option expense, including the IPO grant. Salaries and employee benefits costs reflect no ESOP allocation expense for the three months ended June 30, 2010 as compared to $0.4 million for the three months ended June 30, 2009. Also within the salaries and employee benefits increase is an offsetting reduction in pension cost of $0.1 million. Other increases include an increase in general expenses of $1.6 million. These increases are partially offset by a decrease in legal expense of $0.5 million.

EBITDA Margin
The EBITDA margin for our Decision Analytics segment was 40.1% for the six months ended June 30, 2010 compared to 37.3% for the six months ended June 30, 2009. Included within the increase in our EBITDA margin for the six months ended June 30, 2010 is the reduction of ESOP allocation expense of $2.6 million, resulting in a 0.9% positive impact on our EBITDA margin.
Liquidity and Capital Resources
As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents and available-for-sale securities of $111.9 million and $77.0 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering service either quarterly or in full upon commencement of the subscription period, which is usually for one year, and they are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our committed credit facilities, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, including acquisition contingent payments.
We have historically managed the business with a working capital deficit due to the fact that, as described above, we offer our solutions and services primarily through annual subscriptions or long-term contracts, which are generally prepaid quarterly or annually in advance of the services being rendered. When cash is received for prepayment of invoices, we record an asset (cash and cash equivalents) on our balance sheet with the offset recorded as a current liability (fees received in advance). This current liability is deferred revenue that does not require a direct cash outflow since our customers have prepaid and are obligated to purchase the services. In most businesses, growth in revenue typically leads to an increase in the accounts receivable balance causing a use of cash as a company grows. Unlike those businesses, our cash position is favorably affected by revenue growth, which results in a source of cash due to our customers prepaying for most of our services.
Our capital expenditures, which include non-cash purchases of fixed assets, as a percentage of revenues for the six months ended June 30, 2010 and 2009, were 3.0% and 3.7%, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with the accounting guidance for costs of computer software developed or obtained for internal use. The amounts capitalized in accordance with the accounting guidance for software to be sold, leased or otherwise marketed are not significant to the financial statements.
To provide liquidity to our stockholders, we have historically used our cash for repurchases of our common stock from our stockholders. During the six months ended June 30, 2009, we redeemed $38.3 million of our ISO Class A common stock. A substantial portion of the share redemptions included in the total above was completed pursuant to the terms of the Insurance Service Office, Inc. 1996 Incentive Plan, or the Option Plan. The obligation to redeem shares issued under the Option Plan terminated upon completion of our initial public offering. On April 29, 2010, our board of directors authorized a $150.0 million stock repurchase program. See Note 10 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q. During the six months ended June 30, 2010, we repurchased $64.9 million of our publicly traded Class A common stock and $15.1 million of shares used in the settlement of taxes upon the exercise of stock options.
We provide pension and postretirement benefits to certain qualifying active employees and retirees. Based on the pension funding policy, we contributed $9.7 million to the pension plan during the six months ended June 30, 2010 and expect to contribute approximately $11.3 million to the pension plan in the remaining periods of 2010. Under the postretirement plan, we provide certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. We contributed approximately $2.1 million to the postretirement plan during the six months ended June 30, 2010 and expect to contribute approximately $2.8 million in the remaining periods of 2010. See Note 12 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Financing and Financing Capacity
We had total debt, excluding capital lease and other obligations, of $525.0 million and $585.0 million at June 30, 2010 and December 31, 2009, respectively. The debt at June 30, 2010 was held under long-term loan facilities drawn to finance our stock repurchases and acquisitions.
As of June 30, 2010, all of our long-term loan facilities are uncommitted facilities and our syndicated revolving credit facility is a committed facility. We have financed and expect to finance our short-term working capital needs and acquisition contingent payments through cash from operations and borrowings from a combination of our long-term shelf facilities and our syndicated revolving credit facility, which is made at variable rates of interest based on LIBOR plus 2.50%. On January 19, 2010 and January 25, 2010, we repaid $10.0 million and $50.0 million, respectively, of our outstanding borrowings from the syndicated revolving credit facility. We had no borrowings from our syndicated revolving credit facility outstanding as of June 30, 2010 and $60.0 million outstanding as of December 31, 2009. We had available capacity of $418.5 million from our syndicated revolving credit facility at June 30, 2010.

We have long-term loan facilities under uncommitted master shelf agreements with New York Life and Aviva Investors North America, or Aviva, with available capacity at June 30, 2010 in the amount of $30.0 million and $20.0 million, respectively. We can borrow under the New York Life facility until March 16, 2013, and under the Aviva facility until December 10, 2011. Our long-term uncommitted master shelf facility with Prudential Capital Group, or Prudential, expired on February 28, 2010. This facility contained additional available capacity of $115.0 million. We expect to extend the facility with Prudential during the third quarter of 2010.
Notes outstanding under these facilities mature over the next six years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding long-term borrowings was 6.15% and 5.80% for the six months ended June 30, 2010 and 2009, respectively. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another company. The uncommitted master shelf agreements also contain financial covenants that require us to maintain a fixed charge coverage ratio of no less than 275% and a leverage ratio of no more than 300%. We were in compliance with all debt covenants as of June 30, 2010, due to our low leverage and strong operating performance, and we have additional liquidity under our debt covenants.
We have a $420.0 million syndicated revolving credit facility with Bank of America, N.A. The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale and leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that during any period of four fiscal quarters we maintain a consolidated funded debt leverage ratio of below 3.0 to 1.0. We were in compliance with all debt covenants as of June 30, 2010, due to our low leverage and strong operating performance, and we have additional liquidity under our debt covenants.
Cash Flow
The following table summarizes our cash flow data:

	For the Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$173,034	$184,529
Net cash used in investing activities	$(22,924)	$(152,683)
Net cash used in financing activities	$(114,617)	$(19,157)
Operating Activities
Net cash provided by operating activities decreased to $173.0 million for the six months ended June 30, 2010 from $184.5 million for the six months ended June 30, 2009. The decrease in net cash provided by operating activities was principally due to an increase in salary and employee related payments of approximately $11.0 million due to an additional pay-cycle that occurred in June 2010. In the prior year, this additional pay-cycle occurred in July 2009. Our payroll is processed on a bi-weekly basis thereby requiring an additional pay-cycle in certain periods. The increased pension contributions as well as the timing of certain items such as the accelerated collection of our first quarter customer invoices in the fourth quarter of 2009, the additional pay-cycle, and the timing of certain annual bonus payments mitigated the growth in our operating cash flow during the first-half of 2010.
Investing Activities
Net cash used in investing activities was $22.9 million for the six months ended June 30, 2010 compared to $152.7 million for the six months ended June 30, 2009. The decrease in net cash used in investing activities was principally due to a decrease in acquisition and earnout related payments of $129.0 million.
Financing Activities
Net cash used in financing activities was $114.6 million for the six months ended June 30, 2010 and $19.2 million for the six months ended June 30, 2009. The increase in net cash used in financing activities is principally due to an increase in net debt repayments of $81.4 million, and increased stock repurchases and redemptions of $39.1 million, partially offset by increases in proceeds from stock options exercised of $15.6 million and excess tax benefits from exercised stock options of $9.4 million.
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
As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D was effectively changed. This legislative change reduces future tax benefits of the coverage we provided to participants in the Postretirement Plan. We are required to account for this change in the period during which the law is enacted. As a result, we recorded a non-cash tax charge to the provision for income taxes of $2.4 million for the six months ended June 30, 2010.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Market risks at June 30, 2010 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on March 9, 2010.
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the six month period ending June 30, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 15 to our condensed consolidated financial statements for the six months ended June 30, 2010 for a description of our significant current legal proceedings, which is incorporated by reference herein.
Item 1A. Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on March 9, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities (1)

				Maximum Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
		Average	as Part of Publicly	Purchased Under the
	Total Number of	Price Paid	Announced Plans	Plans or Programs (in
Period	Shares Purchased	per Share (3)	or Programs	thousands)
April 29, 2010 through April 30, 2010	—	$—	—	$150,000
May 1, 2010 through May 31, 2010 (2)	1,487,743	$29.60	984,700	$120,854
June 1, 2010 through June 30, 2010	1,188,406	$30.09	1,188,406	$85,099

	2,676,149	$29.87	2,173,106	$85,099

(1)
On April 29, 2010, the Company’s board of directors authorized a $150.0 million share repurchase program of the Company’s Class A common stock. Under this repurchase program, the Company may repurchase stock in the open market or as otherwise determined by the Company. This authorization has no expiration date and may be suspended or terminated at any time.

(2)
In May 2010, certain employees exercised stock options and covered the statutory minimum tax withholdings of $15,051 through a net settlement of 503,043 shares, based on and consistent with the closing stock price on the exercise dates. See Note 11 of our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

(3)	The average price paid per share relates to shares purchased as part of the publicly announced program, excluding the effect of the net share settlement described in footnote 2 above.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc. (Registrant)
	By:	/s/ Mark V. Anquillare
Date: August 4, 2010		Mark V. Anquillare
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1
Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.