Form 10-Q
period 2010-09-30
Verisk Analytics, Inc.
filed 2010-11-03
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34480
VERISK ANALYTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation	26-2994223 (I.R.S. Employer
or organization)	Identification No.)

545 Washington Boulevard
Jersey City, NJ	07310-1686
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2010 there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	144,618,477
Class B (Series 1) common stock $.001 par value	12,554,605
Class B (Series 2) common stock $.001 par value	15,100,465

Verisk Analytics, Inc.
Index to Form 10-Q

Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009

	2010
	unaudited	2009
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$107,255	$71,527
Available-for-sale securities	5,350	5,445
Accounts receivable, net of allowance for doubtful accounts of $4,070 and $3,844 (including amounts from related parties of $3,892 and $1,353) in 2010 and 2009, respectively (1)	130,360	89,436
Prepaid expenses	18,040	16,155
Deferred income taxes, net	4,405	4,405
Federal and foreign income taxes receivable	12,796	16,721
Other current assets	7,566	21,656

Total current assets	285,772	225,345

Noncurrent assets:
Fixed assets, net	83,571	89,165
Intangible assets, net	94,113	108,526
Goodwill	503,240	490,829
Deferred income taxes, net	66,054	66,257
State income taxes receivable	4,933	6,536
Other assets	11,728	10,295

Total assets	$1,049,411	$996,953

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$99,285	$101,401
Acquisition related liabilities	2,000	—
Short-term debt and current portion of long-term debt	128,325	66,660
Pension and postretirement benefits, current	5,284	5,284
Fees received in advance (including amounts from related parties of $1,372 and $439) (1)	155,867	125,520
State and local income taxes payable	2,217	1,414

Total current liabilities	392,978	300,279

Noncurrent liabilities:
Long-term debt	401,879	527,509
Pension benefits	90,670	102,046
Postretirement benefits	23,072	25,108
Other liabilities	78,668	76,960

Total liabilities	987,267	1,031,902

Commitments and contingencies
Stockholders’ equity/(deficit):
Verisk Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 128,048,460 and 125,815,600 shares issued and 123,404,054 and 125,815,600 outstanding as of September 30, 2010 and December 31, 2009, respectively	32	30
Verisk Class B (Series 1) common stock, $.001 par value; 400,000,000 shares authorized; 205,637,925 shares issued and 27,118,975 outstanding as of September 30, 2010 and December 31, 2009	50	50
Verisk Class B (Series 2) common stock, $.001 par value; 400,000,000 shares authorized; 205,637,925 shares issued and 27,118,975 outstanding as of September 30, 2010 and December 31, 2009	50	50
Unearned KSOP contributions	(1,104)	(1,305)
Additional paid-in capital	705,698	652,573
Treasury stock, at cost, 361,682,306 and 357,037,900 shares as of September 30, 2010 and December 31, 2009	(819,564)	(683,994)
Retained earnings	227,934	51,275
Accumulated other comprehensive loss	(50,952)	(53,628)

Total stockholders’ equity/(deficit)	62,144	(34,949)

Total liabilities and stockholders’ equity/(deficit)	$1,049,411	$996,953

(1)	See Note 14. Related Parties for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three- and Nine-Month Periods Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except for share and per share data)
Revenues (including amounts from related parties of $14,789 and $25,120 for the three months ended September 30, 2010 and 2009 and $45,202 and $73,263 for the nine months ended September 30, 2010 and 2009, respectively) (1)	$287,354	$258,311	$845,185	$761,978

Expenses:
Cost of revenues (exclusive of items shown separately below)	117,005	117,383	346,998	337,884
Selling, general and administrative	40,982	38,500	121,134	110,725
Depreciation and amortization of fixed assets	10,035	9,621	29,908	28,534
Amortization of intangible assets	6,158	8,012	20,482	24,986
Acquisition related liabilities adjustment	(544)	—	(544)	—

Total expenses	173,636	173,516	517,978	502,129

Operating income	113,718	84,795	327,207	259,849

Other income/(expense):
Investment income	59	29	183	121
Realized gains/(losses) on securities, net	9	24	70	(341)
Interest expense	(8,484)	(9,449)	(25,395)	(26,126)

Total other expense, net	(8,416)	(9,396)	(25,142)	(26,346)

Income before income taxes	105,302	75,399	302,065	233,503
Provision for income taxes	(42,422)	(33,194)	(125,406)	(100,444)

Net income	$62,880	$42,205	$176,659	$133,059

Basic net income per share of Class A and Class B (2):	$0.35	$0.24	$0.98	$0.77

Diluted net income per share of Class A and Class B (2):	$0.34	$0.23	$0.94	$0.74

Weighted average shares outstanding:
Basic (2)	178,687,236	172,796,400	179,744,297	173,216,650

Diluted (2)	187,188,667	179,850,850	188,728,438	180,117,150

(1)	See Note 14. Related Parties for further information.

(2)	All share and per share data throughout this report has been adjusted to reflect a fifty-for-one stock split. See Note 1 for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED) For The Year Ended December 31, 2009 and The Nine Months Ended September 30, 2010

									(Accumulated	Accumulated	Total
	Common Stock Issued					Unearned	Additional		Deficit)/	Other	Stockholders’
			Verisk	Verisk		KSOP	Paid-in	Treasury	Retained	Comprehensive	(Deficit)/
	Verisk Class A	ISO Class B	Class B (Series 1)	Class B (Series 2)	Par Value	Contributions	Capital	Stock	Earnings	Loss	Equity
	(In thousands, except for share data)
Balance, January 1, 2009	—	500,225,000	—	—	$100	$—	$—	$(683,994)	$(243,495)	$(82,434)	$(1,009,823)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	126,614	—	126,614
Other comprehensive income	—	—	—	—	—	—	—	—	—	28,806	28,806

Comprehensive income	—	—	—	—	—	—	—	—	—	—	155,420
Increase in redemption value of ISO Class A common stock	—	—	—	—	—	—	—	—	(272,428)	—	(272,428)
Conversion of ISO Class B common stock upon corporate reorganization (Note 10)	88,949,150	(500,225,000)	205,637,925	205,637,925	—	—	—	—	—	—	—
Conversion of ISO Class A redeemable common stock upon corporate reorganization (Note 9)	34,768,750	—	—	—	30	(1,305)	624,282	—	440,584	—	1,063,591
KSOP shares earned	—	—	—	—	—	—	725	—	—	—	725
Stock options exercised (including tax benefit of $18,253)	2,097,700	—	—	—	—	—	23,348	—	—	—	23,348
Stock-based compensation	—	—	—	—	—	—	4,218	—	—	—	4,218

Balance, December 31, 2009	125,815,600	—	205,637,925	205,637,925	$130	$(1,305)	$652,573	$(683,994)	$51,275	$(53,628)	$(34,949)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	176,659	—	176,659
Other comprehensive income	—	—	—	—	—	—	—	—	—	2,676	2,676

Comprehensive income	—	—	—	—	—	—	—	—	—	—	179,335
Treasury stock acquired — Class A (4,644,406 shares)	—	—	—	—	—	—	—	(135,570)	—	—	(135,570)
KSOP shares earned	—	—	—	—	—	201	8,450	—	—	—	8,651
Stock options exercised (including tax benefit of $23,442)	2,731,349	—	—	—	2	—	43,598	—	—	—	43,600
Net share settlement of taxes upon exercise of stock options	(503,043)	—	—	—	—	—	(15,051)	—	—	—	(15,051)
Stock-based compensation	—	—	—	—	—	—	15,990	—	—	—	15,990
Other stock issuances	4,554	—	—	—	—	—	138	—	—	—	138

Balance, September 30, 2010	128,048,460	—	205,637,925	205,637,925	$132	$(1,104)	$705,698	$(819,564)	$227,934	$(50,952)	$62,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Nine Months Ended September 30, 2010 and 2009

	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$176,659	$133,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	29,908	28,534
Amortization of intangible assets	20,482	24,986
Amortization of debt issuance costs	1,156	—
Allowance for doubtful accounts	562	692
KSOP compensation expense	8,651	17,620
Stock-based compensation	15,990	8,526
Non-cash charges associated with performance based appreciation awards	515	2,649
Acquisition related liabilities adjustment	(544)	—
Realized (gains)/losses on securities, net	(70)	341
Deferred income taxes	(1,893)	4,990
Other operating	183	207
Loss on disposal of assets	81	342
Non-cash charges associated with lease termination	—	196
Excess tax benefits from exercised stock options	(15,083)	(1,723)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(40,654)	(16,946)
Prepaid expenses and other assets	(1,331)	(2,241)
Federal and foreign income taxes	27,005	10,460
State and local income taxes	2,768	(2,082)
Accounts payable and accrued liabilities	(3,255)	1,359
Acquisition related liabilities	—	(300)
Fees received in advance	29,551	38,414
Other liabilities	(8,874)	6,493

Net cash provided by operating activities	241,807	255,576

Cash flows from investing activities:
Acquisitions, net of cash acquired of $1,556 and $9,477	(6,386)	(58,831)
Earnout payments	—	(78,100)
Proceeds from release of acquisition related escrows	283	24
Escrow funding associated with acquisitions	(1,500)	(7,400)
Purchases of available-for-sale securities	(324)	(450)
Proceeds from sales and maturities of available-for-sale securities	645	772
Purchases of fixed assets	(22,206)	(24,319)

Net cash used in investing activities	(29,488)	(168,304)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	80,000
Proceeds from issuance of short-term debt, net	—	6,808
Redemption of ISO Class A common stock	—	(46,740)
Repurchase of Verisk Class A common stock	(129,762)	—
Net share settlement of taxes upon exercise of stock options	(15,051)	—
Repayment of current portion of long-term debt	—	(100,000)
Repayment of short-term debt	(65,230)	—
Payment of debt issuance cost	(1,781)	(4,510)
Excess tax benefits from exercised stock options	15,083	1,723
Proceeds from stock options exercised	20,161	2,612

Net cash used in financing activities	(176,580)	(60,107)

Effect of exchange rate changes	(11)	210

Increase in cash and cash equivalents	35,728	27,375

Cash and cash equivalents, beginning of period	71,527	33,185

Cash and cash equivalents, end of period	$107,255	$60,560

Supplemental disclosures:
Taxes paid	$96,745	$90,917

Interest paid	$24,351	$25,824

Non-cash investing and financing activities:
Repurchase of Verisk Class A common stock included in accounts payable and accrued liabilities	$5,808	$—

Redemption of ISO Class A common stock used to fund the exercise of stock options	$—	$2,326

Deferred tax liability established on date of acquisition	$(349)	$(8,907)

Capital lease obligations	$1,265	$2,860

Capital expenditures included in accounts payable and accrued liabilities	$743	$4,165

Decrease in goodwill due to finalization of acquisition related liabilities	$—	$(4,300)

Increase in goodwill due to acquisition related escrow distributions	$6,996	$—

Accrual of acquisition related liabilities	$2,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share data, unless otherwise stated)
1. Organization:
Verisk Analytics, Inc. and its consolidated subsidiaries (“Verisk” or the “Company”) enable risk-bearing businesses to better understand and manage their risks. The Company provides its customers proprietary data that, combined with analytic methods, create embedded decision support solutions. The Company is one of the largest aggregators and providers of data pertaining to property and casualty (“P&C”) insurance risks in the United States of America (“U.S.”). The Company offers solutions for detecting fraud in the U.S. P&C insurance, mortgage and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to health insurance. The Company provides solutions, including data, statistical models or tailored analytics, all designed to allow clients to make more logical decisions.
Verisk was established on May 23, 2008 to serve as the parent holding company of Insurance Services Office, Inc. (“ISO”) upon completion of the initial public offering (“IPO”). ISO was formed in 1971 as an advisory and rating organization for the P&C insurance industry to provide statistical and actuarial services, to develop insurance programs and to assist insurance companies in meeting state regulatory requirements. Over the past decade, the Company has broadened its data assets, entered new markets, placed a greater emphasis on analytics, and pursued strategic acquisitions. On October 6, 2009, ISO effected a corporate reorganization whereby the Class A and Class B common stock of ISO were exchanged by the current stockholders for the common stock of Verisk on a one-for-one basis. Verisk immediately thereafter effected a fifty-for-one stock split of its Class A and Class B common stock and equally sub-divided the Class B common stock into two new series of stock, Verisk Class B (Series 1) (“Class B-1”) and Verisk Class B (Series 2) (“Class B-2”). All share and per share information in the condensed consolidated financial statements gives effect to the fifty-for-one stock split that occurred immediately after the reorganization.
On October 9, 2009, the Company completed its IPO. Upon completion of the IPO, the selling stockholders sold 97,995,750 shares of Class A common stock of Verisk, which included the 12,745,750 over-allotment option, at the IPO price of $22.00 per share. The Company did not receive any proceeds from the sales of common stock in the offering. Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market.
On October 1, 2010, the Company completed a follow-on public offering. Upon completion of this offering, the selling stockholders sold 2,602,212 and 19,282,880 shares of Class A and Class B common stock of Verisk, respectively, which included the underwriters’ over-allotment option of 2,854,577 shares, at the public offering price of $27.25 per share. Class B common stock sold into this offering was automatically converted into Class A common stock. The Company did not receive any proceeds from the sale of common stock in the offering. Concurrently with the closing of this offering, the Company also repurchased 7,300,000 shares of Class B common stock at $26.3644 per share, which represents the net proceeds per share the selling stockholders received in the public offering. The Company funded a portion of this repurchase with proceeds from borrowings of $160,000 under its syndicated revolving credit facility. Upon consummation of the offering and the repurchase, the Company’s Class B-1 and Class B-2 common stock outstanding was 12,554,605 and 15,100,465 shares, respectively. Class B-1 and Class B-2 shares will automatically convert to Class A common stock on April 6, 2011 and October 6, 2011, respectively.
2. Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, acquisition related liabilities, fair value of stock-based compensation, liabilities for pension and postretirement benefits, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates.
The condensed consolidated financial statements as of September 30, 2010 and for the three- and nine-month periods ended September 30, 2010 and 2009, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three- and nine-month periods ended September 30, 2010 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.

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
3. Investments:
The following is a summary of available-for-sale securities:

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2010
Registered investment companies	$4,279	$1,064	$—	$5,343
Equity securities	14	—	(7)	7

Total available-for-sale securities	$4,293	$1,064	$(7)	$5,350

December 31, 2009
Registered investment companies	$4,530	$905	$—	$5,435
Equity securities	14	—	(4)	10

Total available-for-sale securities	$4,544	$905	$(4)	$5,445

In addition to the available-for-sale securities above, the Company has investments in private equity securities in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock (“ASC 323-10-25”). At September 30, 2010 and December 31, 2009, the carrying value of such securities was $3,841 for each period and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.

4. Fair Value Measurements:
Certain assets and liabilities of the Company are reported at fair value in the accompanying condensed consolidated balance sheets. Such assets and liabilities include amounts for both financial and non-financial instruments. To increase consistency and comparability of assets and liabilities recorded at fair value, ASC 820-10, Fair Value Measurements (“ASC 820-10”) establishes a three-level fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. ASC 820-10 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. In accordance with ASC 820-10, the Company applied the following fair value hierarchy:
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

The following tables provide information for such assets and liabilities as of September 30, 2010 and December 31, 2009. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, acquisitions related liabilities prior to the adoption of ASC 805, Business Combinations (“ASC 805”), and short-term debt approximate their carrying amounts because of the short-term maturity of these instruments. The fair value of the Company’s long-term debt was estimated at $587,565 and $578,804 as of September 30, 2010 and December 31, 2009, respectively, and is based on an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. These assets and liabilities are not presented in the following table.

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
September 30, 2010
Registered investment companies (1)	$5,343	$5,343	$—	$—
Equity securities (1)	$7	$7	$—	$—
Contingent consideration under ASC 805 (2)	$(3,323)	$—	$—	$(3,323)

December 31, 2009
Registered investment companies (1)	$5,435	$5,435	$—	$—
Equity securities (1)	$10	$10	$—	$—
Cost-based investment recorded at fair value on a non-recurring basis (3)	$1,809	$—	$—	$1,809
Contingent consideration under ASC 805 (2)	$(3,344)	$—	$—	$(3,344)

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

(2)
Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period for acquisitions after January 1, 2009. The Company records the initial recognition of the fair value of contingent consideration in other liabilities on the consolidated balance sheet. Subsequent changes in the fair value of contingent consideration are recorded in the statement of operations. See Note 6 for further information regarding the acquisition related liability adjustment associated with TierMed Systems, LLC.

(3)
Cost-based investment consists of a non-controlling interest in a private equity security with no readily determinable market value. This investment was recorded at fair value on a non-recurring basis as a result of an other-than-temporary impairment of $2,012 at December 31, 2009. In establishing the estimated fair value of this investment, the Company took into consideration the financial condition and operating results of the underlying company and other indicators of fair values, such as fair value utilized by the company’s private equity offering. This investment was recorded at adjusted cost as of September 30, 2010.

The tables below include a rollforward of the Company’s contingent consideration liability under ASC 805 for the three- and nine-month periods ended September 30:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Beginning balance	$3,853	$2,800	$3,344	$—
Acquisitions (1)	—	544	491	3,344
Acquisition related liabilities adjustment (1)	(544)	—	(544)	—
Accretion on acquisition related liabilities	14	—	32	—

Ending balance	$3,323	$3,344	$3,323	$3,344

(1)
Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period for acquisitions after January 1, 2009. The Company records the initial recognition of the fair value of contingent consideration in other liabilities on the consolidated balance sheet. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. See Note 6 for further information for further information regarding the acquisition related liability adjustment associated with TierMed Systems, LLC.

5. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2009 through September 30, 2010, both in total and as allocated to the Company’s operating segments:

	Risk	Decision
	Assessment	Analytics	Total
Goodwill at December 31, 2009 (1)	$27,908	$462,921	$490,829
Current year acquisitions	—	3,466	3,466
Accrual of acquisition related liabilities	—	2,000	2,000
Purchase accounting reclassifications	—	(51)	(51)
Finalization of acquisition related escrows	—	6,996	6,996

Goodwill at September 30, 2010 (1)	$27,908	$475,332	$503,240

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to the periods included within the condensed consolidated financial statements.
The Company finalized the purchase accounting for the acquisition of D2 Hawkeye, Inc. (“D2”) in the first quarter of 2010, and there have been no adjustments since December 31, 2009. The Company finalized the purchase accounting for the acquisitions of TierMed Systems, LLC (“TierMed”) and Enabl-u Technology Corporation as of September 30, 2010, which resulted in a decrease in goodwill of $51, an increase in current liabilities of $1,047 and an increase in intangible assets of $1,098. The Company also revised the purchase accounting for the acquisition of Strategic Analytics, Inc. (“Strategic Analytics”) as it relates to intangible assets, current assets and current liabilities, thereby increasing goodwill by $342. The impact of these adjustments on the condensed consolidated statement of operations is immaterial.
Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company completed the required annual impairment test as of June 30, 2010, which resulted in no impairment of goodwill. Based on the results of the impairment assessment as of June 30, 2010, the Company confirmed that the fair value of its reporting units exceeded their respective carrying value and that there were no reporting units that were at risk for impairment. This testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. There were no goodwill impairment indicators after the date of the last annual impairment test.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
September 30, 2010
Technology-based	6 years	$177,182	$(131,913)	$45,269
Marketing-related	4 years	36,314	(27,997)	8,317
Contract-based	6 years	6,555	(6,238)	317
Customer-related	12 years	70,133	(29,923)	40,210

Total intangible assets		$290,184	$(196,071)	$94,113

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
December 31, 2009
Technology-based	6 years	$174,973	$(117,986)	$56,987
Marketing-related	4 years	35,104	(24,690)	10,414
Contract-based	6 years	6,555	(6,092)	463
Customer-related	12 years	67,534	(26,872)	40,662

Total intangible assets		$284,166	$(175,640)	$108,526

Consolidated amortization expense related to intangible assets for the three months ended September 30, 2010 and 2009, was $6,158 and $8,012, respectively. Consolidated amortization expense related to intangible assets for the nine months ended September 30, 2010 and 2009, was $20,482 and $24,986, respectively. Estimated amortization expense in future periods through 2014 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2010	$6,503
2011	$21,352
2012	$18,002
2013	$12,488
2014	$5,362
Thereafter	$30,406
6. Acquisitions:
On February 26, 2010, the Company acquired 100% of the stock of Strategic Analytics, a privately owned provider of credit risk and capital management solutions to consumer and mortgage lenders, for a net cash purchase price of approximately $6,386 and the Company funded $1,500 of indemnity escrows. Within the Decision Analytics segment, the Company believes Strategic Analytics’ solutions and application set will allow customers to take advantage of state-of-the-art loss forecasting, stress testing, and economic capital requirement tools to better understand and forecast the risk associated within their credit portfolios.

The preliminary allocation of purchase price resulted in the following:

Purchase Price
Allocation
Accounts receivable	$832
Current assets	55
Fixed assets	159
Intangible assets	4,993
Goodwill	3,466

Total assets acquired	9,505

Deferred income taxes	349
Current liabilities	779
Other liabilities	1,991

Total liabilities assumed	3,119

Net assets acquired	$6,386

Other liabilities consist of a $1,500 payment due to the sellers of Strategic Analytics, assuming no pre-acquisition indemnity claims arise subsequent to the acquisition date through December 31, 2012, which was funded into escrow at close. The remaining balance is contingent consideration of $491, which was estimated as of the acquisition date by averaging the probability of achieving each of the specific predetermined EBITDA and revenue targets of the acquired entity, which could result in a payment ranging from $0 to $18,000 for the fiscal year ending December 31, 2011. The terms of the contingent consideration include a range that allows the sellers to benefit from the potential growth of Strategic Analytics; however, the amount recorded as of the purchase allocation date represents management’s best estimate based on the prior financial results as well as management’s current best estimate of the future growth of revenue and EBITDA. Subsequent changes in the fair value of contingent consideration are recorded in other income in the statement of operations.
The amounts assigned to intangible assets by type for current year acquisitions are summarized in the table below:

	Weighted Average
	Useful Life	Total
Technology-based	7 years	$2,143
Marketing-related	9 years	678
Customer-related	10 years	2,172

Total intangible assets	9 years	$4,993

The goodwill for the acquisition of Strategic Analytics is not deductible for tax purposes. Included within the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2010 are revenues of $921 and $1,811 and an operating loss of $272 and $1,250, associated with this acquisition.
Acquisition Escrows
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At September 30, 2010 and December 31, 2009, the current portion of the escrows amounted to $6,167 and $20,142, respectively, and has been included in “Other current assets” in the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2010, the Company released $13,931 of escrows to sellers primarily related to the D2 and Xactware, Inc. acquisitions. In accordance with ASC 805, the escrows related to the D2 acquisition were recorded within goodwill at the time of acquisition, as those escrows were expected to be released to the sellers. The release of $6,935 related to D2 was recorded as a reduction of other current assets and a corresponding reduction in accounts payable and accrued liabilities. At September 30, 2010 and December 31, 2009, the noncurrent portion of the escrow amounted to $1,502 and $236, respectively.

Acquisition Related Liabilities
Based on the results of operations of Atmospheric and Environmental Research, Inc. (“AER”), which was acquired in 2008, the Company recorded an increase of $2,000 to acquisition related liabilities and goodwill. AER was acquired in 2008 and therefore, accounted for under the transition provision under ASC 805. As such, any adjustments to contingent consideration are recorded to goodwill until the final resolution has occurred.
As of September 30, 2010, the Company reevaluated the probability of TierMed achieving the specific predetermined EBITDA and revenue earnout targets for fiscal year 2010 that would result in a contingent consideration payment to the sellers and reversed a liability for the payment of contingent consideration related to this acquisition. This reversal resulted in a reduction of $544 to contingent consideration and a decrease of $544 to “Acquisition related liabilities adjustment” in the accompanying condensed consolidated statements of operations during the three- and nine-month periods ended September 30, 2010.
7. Income Taxes:
The Company’s effective tax rate for the nine months ended September 30, 2010 was 41.5% compared to the effective tax rate for the nine months ended September 30, 2009 of 43.0%. The effective rate for the nine months ended September 30, 2010 was lower due to a decrease in nondeductible expenses in 2010 versus 2009 related to the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”). In addition, the 2010 effective tax rate for the nine month period was lower than the comparable 2009 period due to a revision of estimated state tax liabilities in 2009 resulting from the impact of legislative changes. These benefits were partially offset by a non-cash charge of $2,362 resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in the first quarter of 2010. Excluding this charge, the effective rate for the nine months ended September 30, 2010 would have been 40.7%. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and nondeductible share appreciation from the KSOP.
The Company’s effective tax rate for the three months ended September 30, 2010 was 40.3% compared to the effective tax rate for the three months ended September 30, 2009 of 44.0%. The effective rate for the three months ended September 30, 2010 was lower due to a decrease in nondeductible expenses in 2010 versus 2009 related to the KSOP. In addition, the 2010 effective tax rate for the three month period was lower than the comparable 2009 period due to a revision of estimated state tax liabilities in 2009 resulting from the impact of legislative changes.

8. Debt:
The following table presents short-term and long-term debt by issuance:

	Issuance	Maturity	September 30,	December 31,
	Date	Date	2010	2009
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	12/16/2009	1/19/2010	$—	$10,000
Syndicated revolving credit facility	12/23/2009	1/25/2010	—	50,000
Prudential senior notes:
4.60% Series E senior notes	6/14/2005	6/13/2011	50,000	—
6.00% Series F senior notes	8/8/2006	8/8/2011	25,000	—
Principal senior notes:
6.03% Series A senior notes	8/8/2006	8/8/2011	50,000	—
Capital lease obligations	Various	Various	3,039	5,488
Other	Various	Various	286	1,172

Short-term debt and current portion of long-term debt			$128,325	$66,660

Long-term debt:
Prudential senior notes:
4.60% Series E senior notes	6/14/2005	6/13/2011	$—	$50,000
6.00% Series F senior notes	8/8/2006	8/8/2011	—	25,000
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Principal senior notes:
6.03% Series A senior notes	8/8/2006	8/8/2011	—	50,000
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Aviva Investors North America:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	30,000
Other obligations:
Capital lease obligations	Various	Various	1,686	2,094
Other	Various	Various	193	415

Long-term debt			$401,879	$527,509

On January 19, 2010 and January 25, 2010, the Company repaid $10,000 and $50,000, respectively, related to outstanding borrowings from its syndicated revolving credit facility as of December 31, 2009.
On March 16, 2010, the Company amended the New York Life Master Shelf Agreement to increase the authorization of additional senior promissory notes by $15,000, from $100,000 to $115,000, and to extend the maturity of the agreement through March 16, 2013. As of September 30, 2010 and December 31, 2009, the Company had long-term debt outstanding of $85,000 under this agreement.
On August 30, 2010, the Company amended the Prudential Master Shelf Agreement to extend the maturity of the agreement through August 30, 2013. As of September 30, 2010 and December 31, 2009, the Company had long-term debt outstanding of $335,000 under this agreement.

On September 10, 2010, the Company amended its syndicated revolving credit facility to increase the capacity by $155,000 to $575,000, to extend the maturity of the syndicated revolving credit facility to September 10, 2014 and to modify certain restrictions. The Company paid a one-time fee of $1,781, which will be amortized over a four-year period, consistent with the remaining life of the credit facility, reduced the ongoing unused facility fees from 0.375% to 0.200% and reduced the borrowing rate from LIBOR plus 2.50% to LIBOR plus 1.75%. The Company had no borrowings from its syndicated revolving credit facility outstanding as of September 30, 2010 and $60,000 outstanding as of December 31, 2009. As disclosed in Note 1, upon completion of the follow-on offering on October 1, 2010, the Company borrowed $160,000 under the syndicated revolving credit facility.
9. Redeemable Common Stock:
Prior to the corporate reorganization on October 6, 2009, the Company followed ASC 480-10-S99-1, Presentation in Financial Statements of Preferred Redeemable Stock (“ASC 480-10-S99-1”). ASC 480-10-S99-1 required the Company to record ISO Class A common stock and vested stock options at full redemption value at each balance sheet date as the redemption of these securities was not solely within the control of the Company. Effective with the corporate reorganization, the Company is no longer obligated to redeem shares of ISO Class A common stock and is therefore no longer required to record the ISO Class A common stock and vested stock options at redemption value under ASC 480-10-S99-1. The reversal of the redeemable common stock of $1,064,896 on October 6, 2009 resulted in the elimination of accumulated deficit of $440,584, an increase of $30 to Class A common stock at par value, an increase of $624,282 to additional paid-in capital, and a reclassification of the ISO Class A unearned common stock KSOP shares balance of $1,305 to unearned KSOP contributions.
During the nine months ended September 30, 2009, 3,032,850 shares of ISO Class A common stock were redeemed by the Company at a weighted average price of $16.18 per share.
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
On November 18, 1996, the Company authorized 1,000,000,000 ISO Class B shares and issued 500,225,000 shares. On October 6, 2009, the Company completed a corporate reorganization whereby the ISO Class B common stock and ISO Class B treasury stock were converted to Verisk Class B common stock and Verisk Class B treasury stock on a one-for-one basis. All Verisk Class B shares sold into the IPO were converted to Verisk Class A common stock on a one-for-one basis. In addition, the Verisk Class B common stock authorized was reduced to 800,000,000 shares, sub-divided into 400,000,000 shares of Class B (Series 1) (“Class B-1”) and 400,000,000 shares of Class B (Series 2) (“Class B-2”). Each share of Class B-1 common stock shall convert automatically, without any action by the stockholder, into one share of Verisk Class A common stock on April 6, 2011. Each share of Class B-2 common stock shall convert automatically, without any action by the stockholder, into one share of Verisk Class A common stock on October 6, 2011. The Class B shares have the same rights as Verisk Class A shares with respect to dividends and economic ownership, but have voting rights to elect three of the twelve directors. The Company did not repurchase any Class B shares during the nine months ended September 30, 2010 and 2009.
On October 6, 2009, the Company authorized 80,000,000 shares of preferred stock, par value $0.001 per share, in connection with the reorganization. The preferred shares have preferential rights over the Verisk Class A and Class B common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares from the reorganization date through September 30, 2010.
Share Repurchase Program
On April 29, 2010, the Company’s board of directors authorized a $150,000 share repurchase program of the Company’s common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase stock in the open market or as otherwise determined by the Company. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk Analytics, Inc. 2009 Equity Incentive Plan (the “Incentive Plan”) and the Insurance Services Office, Inc. 1996 Incentive Plan (the “Option Plan”). This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program. During the nine months ended September 30, 2010, 4,644,406 shares of Verisk Class A common stock were repurchased by the Company as part of this program at a weighted average price of $29.19 per share. As treasury stock purchases are recorded based on trade date, the Company has included $5,808 in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheets for those purchases that have not settled as of September 30, 2010. The Company had $14,430 available to repurchase shares under the Repurchase Program as of September 30, 2010. On October 19, 2010, the Company’s board of directors authorized up to an additional $150,000 of share repurchases under the Repurchase Program. As of October 19, 2010, there was $152,753 available to repurchase shares under the Repurchase Program.

On October 1, 2010, concurrent with the closing of the Company’s follow-on public offering, the Company repurchased 7,300,000 shares of Class B common stock at $26.3644 per share. This repurchase was separately authorized and did not affect the remaining availability under the Repurchase Program.
Treasury Stock
As of September 30, 2010, the Company’s treasury stock consisted of 4,644,406 Class A common stock, 178,518,950 Class B-1 common stock and 178,518,950 Class B-2 common stock. The Class B-1 common stock will convert to Class A common stock on April 6, 2011 and the Class B-2 common stock will convert to Class A common stock on October 6, 2011. No later than October 6, 2011, there will be no issued or outstanding shares of Class B common stock.
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
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Prior to the IPO, the Company had common stock within the Employee Stock Ownership Plan (“ESOP”) that had been committed to be released and those shares were subtracted from the weighted average number of common shares outstanding to arrive at the denominator used in calculating EPS for the three and nine months ended September 30, 2009. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, such as stock awards and stock options, had been issued.
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-and nine-month periods ended September 30, 2010 and 2009:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Numerator used in basic and diluted EPS:
Net income	$62,880	$42,205	$176,659	$133,059

Denominator:

Weighted average number of common shares used in basic EPS	178,687,236	172,796,400	179,744,297	173,216,650
Effect of dilutive shares:
Potential Class A redeemable common stock issuable upon the exercise of stock options	8,501,431	7,054,450	8,984,141	6,900,500

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	187,188,667	179,850,850	188,728,438	180,117,150

Basic EPS of Class A and Class B	$0.35	$0.24	$0.98	$0.77

Diluted EPS of Class A and Class B	$0.34	$0.23	$0.94	$0.74

The potential shares of common stock that were excluded from diluted EPS were 2,151,646 and 8,255,550 for the nine months ended September 30, 2010 and 2009, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Loss
The following is a summary of accumulated other comprehensive loss:

	September 30,	December 31,
	2010	2009
Unrealized gains on investments	$617	$526
Unrealized foreign currency losses	(694)	(683)
Pension and postretirement unfunded liability adjustment	(50,875)	(53,471)

Accumulated other comprehensive loss	$(50,952)	$(53,628)

The before tax and after tax amounts of other comprehensive income for the nine months ended September 30, 2010 and 2009 are summarized below:

		Tax Benefit/
	Before Tax	(Expense)	After Tax
For the Nine Months Ended September 30, 2010
Unrealized holding gains on investments arising during the year	$156	$(65)	$91
Unrealized foreign currency losses	(11)	—	(11)
Pension and postretirement unfunded liability adjustment	4,278	(1,682)	2,596

Total other comprehensive income	$4,423	$(1,747)	$2,676

For the Nine Months Ended September 30, 2009
Unrealized holding gains on investments arising during the year	$501	$(208)	$293
Reclassification adjustment for amounts included in net income	386	(160)	226
Unrealized foreign currency gains	210	—	210
Pension and postretirement unfunded liability adjustment	7,621	(1,477)	6,144

Total other comprehensive income	$8,718	$(1,845)	$6,873

11. Stock Option Plan:
All of the Company’s outstanding stock options are covered under the Incentive Plan or the Option Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. To date, only nonqualified stock options and share-based awards have been issued under the plan. Employees, directors and consultants are eligible for awards under the Incentive Plan. Cash received from stock option exercises for the nine months ended September 30, 2010 and 2009 was $20,161 and $2,612, respectively. On April 1, 2010 and June 1, 2010, the Company granted 2,011,390 and 5,000, respectively, of nonqualified stock options to key employees with an exercise price equal to the closing price of the Company’s Class A common stock on March 31, 2010 and May 28, 2010, with a ten-year contractual term and a service vesting period of four years. On July 1, 2010, the Company granted 31,906 nonqualified stock options that were immediately vested, 138,120 nonqualified stock options with a one-year service vesting period and 4,554 shares of Class A common stock, to the directors of the Company. The stock options have an exercise price equal to the closing price of the Company’s Class A commons stock on the grant date and a ten year contractual term. As of September 30, 2010, there are 8,683,159 shares of Class A common stock reserved and available for future issuance.
The fair value of the stock options granted during the nine months ended September 30, 2010 and 2009 was estimated using a Black-Scholes valuation model that uses assumptions noted in the following table:

	September 30, 2010	September 30, 2009
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	31.08%	31.10%
Risk-free interest rate	2.39%	2.01%
Expected term in years	4.8	5.7
Dividend yield	0.00%	0.93%
Weighted average grant date fair value per stock option	$8.73	$4.77
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

Exercise prices for options outstanding and exercisable at September 30, 2010 ranged from $1.84 to $30.25 as outlined in the following table:

	Options Outstanding			Options Exercisable
				Weighted
	Weighted			Average		Weighted
	Average	Stock	Weighted	Remaining	Stock	Average
Range of	Remaining	Options	Average	Contractual	Options	Exercise
Exercise Prices	Contractual Life	Outstanding	Exercise Price	Life	Exercisable	Price

$1.84 to $2.20	1.0	511,450	$2.04	1.0	511,450	$2.04
$2.21 to $2.96	2.4	1,941,600	$2.84	2.4	1,941,600	$2.84
$2.97 to $4.62	2.6	5,339,750	$3.54	2.6	5,339,750	$3.54
$4.63 to $8.90	4.6	4,095,500	$8.31	4.6	4,095,500	$8.31
$8.91 to $13.62	5.5	1,571,200	$11.87	5.5	1,521,200	$11.81
$13.63 to $15.10	6.4	1,566,900	$15.10	6.4	1,081,025	$15.10
$15.11 to $17.78	8.0	5,733,301	$16.65	7.9	2,115,486	$16.91
$17.79 to $30.25	9.2	5,217,867	$24.44	8.1	254,056	$19.63

		25,977,568			16,860,067

A summary of options outstanding under the Incentive Plan and the Option Plan as of September 30, 2010 and changes during the nine months ended are presented below:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Options	Exercise Price	Value
Outstanding at December 31, 2009	26,761,221	$10.74	$522,914

Granted	2,186,416	$28.36
Exercised	(2,731,349)	$7.38	$(59,858)

Cancelled or expired	(238,720)	$18.94

Outstanding at September 30, 2010	25,977,568	$12.30	$408,026

Options exercisable at September 30, 2010	16,860,067	$7.98	$337,747

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2010 was $408,026 and $337,747, respectively. In accordance with ASC 718, Stock Compensation, excess tax benefit from exercised stock options is recorded as an increase to additional paid-in capital and a corresponding reduction in taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented in the statement of cash flows as a financing cash inflow. For the nine months ended September 30, 2010, the Company recorded an excess tax benefit from stock options exercised of $23,442, of which $15,083 has been realized as a tax benefit within the Company’s quarterly tax payments through September 30, 2010 and presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows.
For the nine months ended September 30, 2010, certain employees exercised stock options and covered the statutory minimum tax withholdings of $15,051 through a net settlement of 503,043 shares. The payment of taxes related to these exercises was recorded as a reduction to additional paid-in capital. This transaction is reflected within “Net share settlement of taxes upon exercise of stock options” within cash flows from financing activities in the accompanying condensed consolidated statements of cash flows.
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

As of September 30, 2010, there was $45,329 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Incentive Plan and the Option Plan. That cost is expected to be recognized over a weighted average period of 2.97 years. As of September 30, 2010, there were 9,117,501 nonvested stock options, of which 8,082,031 are expected to vest. The total grant date fair value of options vested during the nine months ended September 30, 2010 and 2009 was $11,749 and $9,899, respectively.
12. Pension and Postretirement Benefits:
Prior to January 1, 2002, the Company maintained a qualified defined benefit pension plan for substantially all of its employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. The Company has applied the projected unit credit cost method for its Pension Plan, which attributes an equal portion of total projected benefits to each year of employee service. Effective January 1, 2002, the Company amended the Pension Plan to determine future benefits using a cash balance formula. Under the cash balance formula, each participant has an account, which is credited annually based on salary rates determined by years of service, as well as the interest earned on their previous year-end cash balance. Prior to December 31, 2001, pension plan benefits were based on years of service and the average of the five highest consecutive years’ earnings of the last ten years. Effective March 1, 2005, the Company established the Profit Sharing Plan, a defined contribution plan, to replace the Pension Plan for all eligible employees hired on or after March 1, 2005. The Company also has a nonqualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company.
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
The components of net periodic benefit cost and the amounts recognized in other comprehensive income for the three- and nine-month periods ended September 30, 2010 and 2009 are summarized below:

	For the Three Months Ended September 30,
	Pension Plan		Postretirement Plan
	2010	2009	2010	2009
Service cost	$1,603	$1,700	$—	$—
Interest cost	5,341	5,239	377	497
Amortization of transition obligation	—	—	—	25
Expected return on plan assets	(5,662)	(4,529)	—	—
Amortization of prior service cost	(200)	(201)	(37)	—
Amortization of net actuarial loss	1,517	2,685	72	213

Net periodic benefit cost	$2,599	$4,894	$412	$735

Employer contributions	$5,512	$1,439	$891	$1,369

	For the Nine Months Ended September 30,
	Pension Plan		Postretirement Plan
	2010	2009	2010	2009
Service cost	$4,810	$5,530	$—	$—
Interest cost	16,024	15,897	908	1,297
Amortization of transition obligation	—	—	—	125
Expected return on plan assets	(16,987)	(13,745)	—	—
Amortization of prior service cost	(601)	(601)	(110)	—
Amortization of net actuarial loss	4,550	7,784	439	313

Net periodic benefit cost	$7,796	$14,865	$1,237	$1,735

Employer contributions	$15,223	$4,324	$2,944	$3,159

The expected contributions to the Pension Plan and the Postretirement Plan for the year ended December 31, 2010 are consistent with the amounts previously disclosed as of December 31, 2009.
13. Segment Reporting:
ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CEO and Chairman of the Board is identified as the CODM as defined by ASC 280-10. To align with the internal management of the Company’s business operations based on service offerings, the Company is organized into the following two operating segments, which are also the Company’s reportable segments:
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
Decision Analytics: The Company develops solutions that its customers use to analyze the three key processes in managing risk: ‘prediction of loss,’ ‘detection and prevention of fraud’ and ‘quantification of loss.’ The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions in each of these three categories. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of mortgage applications to identify misinformation, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance, mortgage and healthcare sectors.
The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses segment EBITDA as the profitability measure for making decisions regarding ongoing operations. Segment EBITDA is income from continuing operations before investment income and interest expense, income taxes, depreciation and amortization, and acquisition related liabilities adjustment. Segment EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate investment income, realized gains/(losses) on securities, net, interest expense, or income tax expense, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1% or more of the Company’s consolidated revenue for either the three- or nine-month periods ended September 30, 2010 or 2009. No individual country outside of the U.S. accounted for 1% or more of total consolidated long-term assets as of September 30, 2010 or December 31, 2009.

The following tables provide the Company’s revenue and operating income performance by reportable segment for the three- and nine-month periods ended September 30, 2010 and 2009, as well as a reconciliation to income before income taxes for all periods presented in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			September 30, 2009
	Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$136,269	$151,085	$287,354	$130,020	$128,291	$258,311
Expenses:
Cost of revenues (exclusive of items shown separately below)	49,526	67,479	117,005	54,708	62,675	117,383
Selling, general and administrative	20,341	20,641	40,982	19,393	19,107	38,500

Segment EBITDA	66,402	62,965	129,367	55,919	46,509	102,428
Depreciation and amortization of fixed assets	4,231	5,804	10,035	4,621	5,000	9,621
Amortization of intangible assets	36	6,122	6,158	130	7,882	8,012
Acquisition related liabilities adjustment	—	(544)	(544)	—	—	—

Operating income	62,135	51,583	113,718	51,168	33,627	84,795

Unallocated expenses:
Investment income			59			29
Realized gains on securities, net			9			24
Interest expense			(8,484)			(9,449)

Income before taxes			$105,302			$75,399

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$3,154	$4,220	$7,374	$2,489	$10,069	$12,558

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2009
	Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$405,136	$440,049	$845,185	$392,893	$369,085	$761,978
Expenses:
Cost of revenues (exclusive of items shown separately below)	148,076	198,922	346,998	159,175	178,709	337,884
Selling, general and administrative	58,964	62,170	121,134	56,602	54,123	110,725

Segment EBITDA	198,096	178,957	377,053	177,116	136,253	313,369
Depreciation and amortization of fixed assets	12,717	17,191	29,908	14,170	14,364	28,534
Amortization of intangible assets	109	20,373	20,482	436	24,550	24,986
Acquisition related liabilities adjustment	—	(544)	(544)	—	—	—

Operating income	185,270	141,937	327,207	162,510	97,339	259,849

Unallocated expenses:
Investment income			183			121
Realized gains/(losses) on securities, net			70			(341)
Interest expense			(25,395)			(26,126)

Income before taxes			$302,065			$233,503

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$6,543	$17,671	$24,214	$6,534	$24,810	$31,344

Operating segment revenue by type of service is provided below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Risk Assessment:
Industry standard insurance programs	$88,644	$84,159	$264,115	$256,352
Property-specific rating and underwriting information	34,507	33,219	102,733	99,088
Statistical agency and data services	7,510	7,019	21,879	21,154
Actuarial services	5,608	5,623	16,409	16,299

Total Risk Assessment	136,269	130,020	405,136	392,893

Decision Analytics:
Fraud identification and detection solutions	81,584	69,303	239,574	199,778
Loss prediction solutions	38,079	33,806	114,786	100,702
Loss quantification solutions	31,422	25,182	85,689	68,605

Total Decision Analytics	151,085	128,291	440,049	369,085

Total revenues	$287,354	$258,311	$845,185	$761,978

14. Related Parties:
The Company considers its Verisk Class A and Class B stockholders that own more than 5% of the outstanding stock within the respective class to be related parties as defined within ASC 850, Related Party Disclosures. At September 30, 2010, the related parties were six Class B stockholders each owning more than 5% of the outstanding Class B shares compared to seven Class B stockholders at September 30, 2009 of which three remained unchanged. At September 30, 2010, there were five Class A stockholders owning more than 5% of the outstanding Class A shares. The Company’s related parties had accounts receivable, net of $3,892 and $1,353 and fees received in advance of $1,372 and $439 as of September 30, 2010 and December 31, 2009, respectively. In addition, the Company had revenues from related parties for the three-and nine-months ended September 30, 2010 and 2009 of $14,789 and $25,120 and $45,202 and $73,263, respectively. As of September 30, 2010, one of these Class B stockholders has an employee that serves on the Company’s board of directors.
The Company incurred expenses associated with the payment of insurance coverage premiums to certain of the related parties aggregating $10 and $114 for the three months ended September 30, 2010 and 2009 and $31 and $340 for the nine months ended September 30, 2010 and 2009, respectively. These costs are included in “Cost of revenues” and “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations.
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
iiX Litigation
In March 2007, the Company’s subsidiary, Insurance Information Exchange, or iiX, as well as other information providers and insurers in the State of Texas, were served with a summons and class action complaint filed in the United States District Court for the Eastern District of Texas alleging violations of the Driver Privacy Protection Act, or the DPPA, entitled Sharon Taylor, et al. v. Acxiom Corporation, et al. Plaintiffs brought the action on their own behalf and on behalf of all similarly situated individuals whose personal information is contained in any motor vehicle record maintained by the State of Texas and who have not provided express consent to the State of Texas for the distribution of their personal information for purposes not enumerated by the DPPA and whose personal information has been knowingly obtained and used by the defendants. The class complaint alleges that the defendants knowingly obtained personal information for a purpose not authorized by the DPPA and seeks liquidated damages in the amount of $3 for each instance of a violation of the DPPA, punitive damages and the destruction of any illegally obtained personal information. The Court granted iiX’s motion to dismiss the complaint based on failure to state a claim and for lack of standing. Oral arguments on the plaintiffs’ appeal of that dismissal were held on November 4, 2009. The Court of Appeals for the Fifth Circuit Court affirmed the District Court’s dismissal of the complaint on July 14, 2010. Plaintiffs filed a petition for a Writ of Certiorari with the United States Supreme Court on October 12, 2010.
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

At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to these matters.
Interthinx Litigation
In September 2009, the Company’s subsidiary, Interthinx, Inc., was served with a putative class action entitled Renata Gluzman v. Interthinx, Inc. The plaintiff, a former Interthinx employee, filed the class action on August 13, 2009 in the Superior Court of the State of California, County of Los Angeles on behalf of all Interthinx information technology employees for unpaid overtime and missed meals and rest breaks, as well as various related claims claiming that the information technology employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. The pleadings include, among other things, a violation of Business and Professions Code 17200 for unfair business practices, which allows plaintiffs to include as class members all information technology employees employed at Interthinx for four years prior to the date of filing the complaint. The complaint seeks compensatory damages, penalties that are associated with the various statutes, restitution, interest costs, and attorney fees. Although no assurance can be given concerning the outcome of this matter, in the opinion of management the lawsuit is not expected to have a material adverse effect on our financial condition or results of operations.
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
On May 23, 2008, in contemplation of our initial public offering, or IPO, we formed Verisk Analytics, Inc., or Verisk, a Delaware corporation, to be the holding company for our business. Verisk was initially formed as a wholly-owned subsidiary of Insurance Services Office, Inc., or ISO. On October 6, 2009, in connection with our IPO, we effected a reorganization whereby ISO became a wholly-owned subsidiary of Verisk. Verisk had no operations prior to the initial public offering.
On October 1, 2010, we completed a follow-on public offering. We did not receive any proceeds from the sale of common stock in the offering. The primary purpose of the offering was to manage and organize the sale by Class B insurance company shareholders while providing incremental public float. Concurrently with the closing of the offering, we repurchased shares of common stock, for an aggregate purchase price of $192.5 million, directly from selling shareholders owning Class B common stock.
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 48% and 52% of our revenues for the nine months ended September 30, 2010 and 2009, respectively. Our Decision Analytics segment provides solutions our customers use to analyze the three processes of the Verisk Risk Analysis Framework: Prediction of Loss, Detection and Prevention of Fraud, and Quantification of Loss. Our Decision Analytics segment revenues represented approximately 52% and 48% of our revenues for the nine months ended September 30, 2010 and 2009, respectively.
Executive Summary
Key Performance Metrics
We believe our business’s ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year-over-year revenue growth and EBITDA margin as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures within the meaning of Regulation G under the Securities Exchange Act of 1934 (See footnote 2 within the Condensed Consolidated Results of Operations section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of such measures).
Revenue growth. We use year-over-year revenue growth as a key performance metric. We assess revenue growth based on our ability to generate increased revenue through increased sales to existing customers, sales to new customers, sales of new or expanded solutions to existing and new customers and strategic acquisitions of new businesses.
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
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For the nine-month periods ended September 30, 2010 and 2009, respectively, 31% and 28% of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Approximately 84% of the revenues in our Risk Assessment segment for each of the nine-month periods ended September 30, 2010 and 2009 were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States, and we have retained approximately 99% of our P&C insurance customer base in each of the last five years. Approximately 56% and 58% of the revenues in our Decision Analytics segment, for the nine months ended September 30, 2010 and 2009, respectively, were derived from subscriptions and long-term agreements for our solutions.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs (described under “Equity Compensation Costs” below), sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 66% and 65% of our total expenses for the nine-month periods ended September 30, 2010 and 2009, respectively.
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
On January 14, 2009, we acquired 100% of the stock of D2 Hawkeye, Inc., or D2, a privately owned provider of data mining, decision support, clinical quality analysis, and risk analysis tools for the healthcare industry. We believe this acquisition will enhance our position in the healthcare analytics and predictive modeling market by providing new market, cross-sell, and diversification opportunities for our expanding healthcare solutions.
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
In connection with our IPO, on October 6, 2009, we accelerated our future ESOP allocation contribution through the end of the ESOP in 2013, to all participants eligible for a contribution in 2009. This resulted in a non-recurring non-cash charge of approximately $57.7 million in the fourth quarter of 2009. As a result, subsequent to the offering, the non-cash ESOP allocation expense has been reduced to zero in 2010.
The amount of our ESOP costs recognized for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
ESOP costs by contribution type:
401(k) matching contribution expense	$2,537	$2,714	$7,385	$6,967
Profit sharing contribution expense	385	346	1,266	1,051
ESOP allocation expense	—	3,822	—	9,602

Total ESOP costs	$2,922	$6,882	$8,651	$17,620

ESOP costs by segment:
Risk Assessment ESOP costs	$1,710	$4,034	$5,125	$10,242
Decision Analytics ESOP costs	1,212	2,848	3,526	7,378

Total ESOP costs	$2,922	$6,882	$8,651	$17,620

In addition, the portion of the ESOP allocation expense related to the appreciation of the value of the ESOP loan collateral in the ESOP above the value of the contribution made when the ESOP was first established is not tax-deductible. Therefore, the accelerated ESOP allocation in the fourth quarter of 2009 results in a reduction to our effective tax rate in 2010 and should have a similar impact in future periods.

Condensed Consolidated Results of Operations
From January 1, 2009 to September 30, 2010 we have acquired four businesses, which may affect the comparability of our financial statements.

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2010	2009	Change	2010	2009	Change
	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Risk Assessment revenues	$136,269	$130,020	4.8%	$405,136	$392,893	3.1%
Decision Analytics revenues	151,085	128,291	17.8%	440,049	369,085	19.2%

Revenues	287,354	258,311	11.2%	845,185	761,978	10.9%

Expenses:
Cost of revenues (exclusive of items shown separately below)	117,005	117,383	(0.3)%	346,998	337,884	2.7%
Selling, general and administrative	40,982	38,500	6.4%	121,134	110,725	9.4%
Depreciation and amortization of fixed assets	10,035	9,621	4.3%	29,908	28,534	4.8%
Amortization of intangible assets	6,158	8,012	(23.1)%	20,482	24,986	(18.0)%
Acquisition related liabilities adjustment	(544)	—		(544)	—

Total expenses	173,636	173,516	0.1%	517,978	502,129	3.2%

Operating income	113,718	84,795	34.1%	327,207	259,849	25.9%

Other income/(expense):
Investment Income	59	29	103.4%	183	121	51.2%
Realized gains(losses) on securities, net	9	24	(62.5)%	70	(341)	(120.5)%
Interest expense	(8,484)	(9,449)	(10.2)%	(25,395)	(26,126)	(2.8)%

Total other expense, net	(8,416)	(9,396)	(10.4%)	(25,142)	(26,346)	(4.6)%

Income before income taxes	105,302	75,399	39.7%	302,065	233,503	29.4%
Provision for income taxes	(42,422)	(33,194)	27.8%	(125,406)	(100,444)	24.9%

Net income	$62,880	$42,205	49.0%	$176,659	$133,059	32.8%

Basic net income per share (1)	$0.35	$0.24	45.8%	$0.98	$0.77	27.3%

Diluted net income per share (1)	$0.34	$0.23	47.8%	$0.94	$0.74	27.0%

Weighted average shares outstanding (1):
Basic	178,687,236	172,796,400	3.4%	179,744,297	173,216,650	3.8%

Diluted	187,188,667	179,850,850	4.1%	188,728,438	180,117,150	4.8%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:

Other data:
EBITDA (2):
Risk Assessment EBITDA	$66,402	$55,919	18.7%	$198,096	$177,116	11.8%
Decision Analytics EBITDA	62,965	46,509	35.4%	178,957	136,253	31.3%

EBITDA	$129,367	$102,428	26.3%	$377,053	$313,369	20.3%

The following is a reconciliation of net income to EBITDA:
Net income	$62,880	$42,205	49.0%	$176,659	$133,059	32.8%
Depreciation and amortization of fixed and intangible assets	16,193	17,633	(8.2)%	50,390	53,520	(5.8)%
Acquisition related liabilities adjustment	(544)	—		(544)	—
Investment income and realized (gains)/losses on securities, net	(68)	(53)	28.3%	(253)	220	(215.0)%
Interest expense	8,484	9,449	(10.2)%	25,395	26,126	(2.8)%
Provision for income taxes	42,422	33,194	27.8%	125,406	100,444	24.9%

EBITDA	$129,367	$102,428	26.3%	$377,053	$313,369	20.3%

(1)
In conjunction with our IPO, the stock of Insurance Services Office, Inc. converted to stock of Verisk Analytics, Inc, which effected a fifty-for-one stock split of its common stock. The numbers in the above table reflect this stock split.

(2)
EBITDA is the financial measure, which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before investment income and realized (gains)/losses on securities, net, interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets, and acquisition related liabilities adjustment. In addition, this Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 13 of our unaudited condensed consolidated financial statements included in this 10-Q filing.

Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders and other in their evaluation of companies, EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations or cash flow from operating activities reported under U.S. GAAP. Management uses EBITDA in conjunction with traditional U.S. GAAP operating performance measures as part of its overall assessment of our performance. Some of these limitations are:
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
Consolidated Results of Operations
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Revenues
Revenues were $845.2 million for the nine months ended September 30, 2010 compared to $762.0 million for the nine months ended September 30, 2009, an increase of $83.2 million or 10.9%. In the first quarter of 2010 and the latter half of 2009, we acquired three companies, Strategic Analytics, Enabl-u, and TierMed, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. Recent acquisitions provided an increase of $6.1 million in revenues for the nine months ended September 30, 2010. Excluding recent acquisitions, revenues increased $77.1 million, which included an increase in our Risk Assessment segment of $12.2 million and an increase in our Decision Analytics segment of $64.9 million. Refer to the Results of Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $347.0 million for the nine months ended September 30, 2010 compared to $337.9 million for the nine months ended September 30, 2009, an increase of $9.1 million or 2.7%. The increase was primarily due to an increase in data and consultant costs of $4.9 million, costs related to recent acquisitions of $4.1 million, and an increase in salaries and employee benefits costs of $3.1 million. These increases were partially offset by decreases within other general expenses of $2.2 million and office maintenance of $0.8 million.
The increase in salaries and employee benefits of $3.1 million includes growth of salary-related and medical costs of $16.6 million and is partially offset by reductions in ESOP and pension costs. There was no ESOP allocation expense in 2010 due to the accelerated ESOP allocation prior to our IPO in the fourth quarter of 2009. ESOP allocation expense was $7.7 million for the nine months ending September 30, 2009. The pension cost decreased $5.8 million primarily due to the partial recovery in 2009 of the fair value of our pension investments.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $121.1 million for the nine months ended September 30, 2010 compared to $110.7 million for the nine months ended September 30, 2009, an increase of $10.4 million or 9.4%. The increase was primarily due to increased salaries and employee benefits costs of $8.1 million. Other increases were costs attributable to recent acquisitions of $1.7 million, advertising and marketing costs of $1.6 million, and other general expenses of $1.6 million. These increases were partially offset by a decrease in legal costs primarily related to our IPO of $2.6 million.
The increase in salaries and employee benefits of $8.1 million includes $11.3 million growth in salary-related, medical costs, commissions, and stock option expense, including the IPO grant and is partially offset by reductions in ESOP and pension costs. There was no ESOP allocation expense in 2010 due to the accelerated ESOP allocation prior to our IPO in the fourth quarter of 2009. ESOP allocation expense was $1.9 million for the nine months ending September 30, 2009. The pension cost decreased $1.3 million primarily due to the partial recovery in 2009 of the fair value of our pension investments.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $29.9 million for the nine months ended September 30, 2010 compared to $28.5 million for the nine months ended September 30, 2009, an increase of $1.4 million or 4.8%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $20.5 million for the nine months ended September 30, 2010 compared to $25.0 million for the nine months ended September 30, 2009, a decrease of $4.5 million or 18.0%. This decrease was primarily related to a decrease of $5.3 million of amortization of intangible assets associated with acquisitions that have been fully amortized in prior years; partially offset by $0.8 million of amortization of intangible assets associated with recent acquisitions.
Acquisition Related Liabilities Adjustment
Acquisition related liabilities adjustment was a gain of $0.5 million for the nine months ended September 30, 2010. This gain was as a result of a reduction of $0.5 million to contingent consideration due to the reduced probability of TierMed, a recent acquisition, achieving the EBITDA and revenue earn-out targets set at the time of the acquisition.
Investment Income and Realized Gains/ (Losses) on Securities, Net
Investment income and realized gains/(losses) on securities, net, was a gain of $0.3 million for the nine months ended September 30, 2010 as compared to a loss of $0.2 million for the nine months ended September 30, 2009, an increase of $0.5 million.
Interest Expense
Interest expense was $25.4 million for the nine months ended September 30, 2010 compared to $26.1 million for the nine months ended September 30, 2009, a decrease of $0.7 million or 2.8%. This decrease was primarily due to reduced interest costs as a result of a decrease in average debt outstanding of approximately $547 million in 2010 compared to approximately $664 million during the first nine months of 2009. This reduction was partially offset by an increase in the amortization of debt issuance costs related to the syndicated credit facility established in July 2009.
Provision for Income Taxes
The provision for income taxes was $125.4 million for the nine months ended September 30, 2010 compared to $100.4 million for the nine months ended September 30, 2009, an increase of $25.0 million or 24.9%. The effective tax rate was 41.5% for the nine months ended September 30, 2010 compared to 43.0% for the nine-months ended September 30, 2009. The effective rate for the nine months ended September 30, 2010 was lower due to a decrease in nondeductible expenses in 2010 versus 2009 related to the ESOP, including both the 401(k) and ESOP components. In addition, the 2010 effective tax rate for the nine month period was lower than the comparable 2009 period due to a revision of estimated state tax liabilities in 2009 resulting from the impact of legislative changes. This benefit was partially offset by a non-cash charge of $2.4 million resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in the first quarter. Excluding this charge, the effective rate for the nine months ended September 30, 2010 would have been 40.7%.
EBITDA Margin
The EBITDA margin for our consolidated results was 44.6% for the nine months ended September 30, 2010 compared to 41.1% for the nine months ended September 30, 2009. Our EBITDA margin does not reflect any ESOP allocation expense in 2010 due to the accelerated ESOP allocation prior to our IPO in the fourth quarter of 2009. This reduction of ESOP allocation expense of $9.6 million positively impacted our EBITDA margin by approximately 1.1%. Also included in the calculation of our EBITDA margin are decreased pension costs of $7.1 million, which positively impacted our EBITDA margin by approximately 0.8%.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Revenues
Revenues were $287.4 million for the three months ended September 30, 2010 compared to $258.3 million for the three months ended September 30, 2009, an increase of $29.1 million or 11.2%. Recent acquisitions accounted for an increase of $2.2 million in revenues for the three months ended September 30, 2010. Excluding recent acquisitions, revenues increased $26.9 million, which included an increase in our Risk Assessment segment of $6.3 million and an increase in our Decision Analytics segment of $20.6 million. Refer to the Results of Operations by Segment within this section for further information regarding our revenues.

Cost of Revenues
Cost of revenues was $117.0 million for the three months ended September 30, 2010 compared to $117.4 million for the three months ended September 30, 2009, a decrease of $0.4 million or 0.3%. The decrease was primarily due to decreases in salaries and employee benefits costs of $0.6 million, office maintenance expense of $1.0 million and other operating expenses of $0.2 million. These decreases were partially offset by an increase in costs related to recent acquisitions of $0.9 and data and consultant costs of $0.5 million.
The decrease in salaries and employee benefits of $0.6 million includes growth of salary-related and medical costs of $4.5 million and is offset by reductions in ESOP and pension costs. There was no ESOP allocation expense in 2010 due to the accelerated ESOP allocation prior to our IPO in the fourth quarter of 2009. ESOP allocation expense was $3.2 million for the three months ending September 30, 2009. The pension cost decreased $1.9 million primarily due to the partial recovery in 2009 of the fair value of our pension investments.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $41.0 million for the three months ended September 30, 2010 compared to $38.5 million for the three months ended September 30, 2009, an increase of $2.5 million or 6.4%. The increase was primarily due to costs attributable to recent acquisitions of $0.7 million and increased salaries and employee benefits costs of $2.0 million. Other increases include advertising and marketing costs of $0.7 million. These increases were partially offset by a decrease in general operating costs of $0.7 million, and legal costs of $0.2 million.
The increase in salaries and employee benefits of $2.0 million includes $3.0 million growth in salary-related, medical costs, commissions, and stock option expense, including the IPO grant and is partially offset by reductions in ESOP and pension costs. There was no ESOP allocation expense in 2010 due to the accelerated ESOP allocation prior to our IPO in the fourth quarter of 2009. ESOP allocation expense was $0.6 million for the three months ending September 30, 2009. The pension cost decreased $0.4 million primarily due to the partial recovery in 2009 of the fair value of our pension investments.
Provision for Income Taxes
The provision for income taxes was $42.4 million for the three months ended September 30, 2010 compared to $33.2 million for the three months ended September 30, 2009, an increase of $9.2 million or 27.8%. The effective tax rate was 40.3% for the three months ended September 30, 2010 compared to 44.0% for the three months ended September 30, 2009. The effective rate for the three months ended September 30, 2010 was lower due to a decrease in nondeductible expenses in 2010 versus 2009 related to the ESOP, including both the 401(k) and ESOP components. In addition, the 2010 effective tax rate for the three-month period was lower than the comparable 2009 period due to a revision of estimated state tax liabilities in 2009 resulting from the impact of legislative changes.
EBITDA Margin
The EBITDA margin for our consolidated results was 45.0% for the three months ended September 30, 2010 compared to 39.7% for the three months ended September 30, 2009. Our EBITDA margin does not reflect any ESOP allocation expense in 2010 due to the accelerated ESOP allocation prior to our IPO in the fourth quarter of 2009. This reduction of ESOP allocation expense of $3.8 million positively impacted our EBITDA margin by approximately 1.3%. Also included in the calculation of our EBITDA margin are decreased pension costs of $2.3 million, which positively impacted our EBITDA margin by approximately 0.8%.
Results of Operations by Segment
Risk Assessment Results of Operations
Revenues
Revenues were $405.1 million for the nine months ended September 30, 2010 as compared to $392.9 million for the nine months ended September 30, 2009, an increase of $12.2 million or 3.1% and $136.3 million for the three months ended September 30, 2010 as compared to $130.0 million for the three months ended September 30, 2009, an increase of $6.3 million or 4.8%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our solutions and the addition of new customers.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2010	2009	Change	2010	2009	Change
	(In thousands)			(In thousands)
Industry standard insurance programs	$88,644	$84,159	5.3%	$264,115	$256,352	3.0%
Property-specific rating and underwriting information	34,507	33,219	3.9%	102,733	99,088	3.7%
Statistical agency and data services	7,510	7,019	7.0%	21,879	21,154	3.4%
Actuarial services	5,608	5,623	(0.3)%	16,409	16,299	0.7%

Total Risk Assessment	$136,269	$130,020	4.8%	$405,136	$392,893	3.1%

Cost of Revenues
Cost of revenues for our Risk Assessment segment was $148.1 million for the nine months ended September 30, 2010 compared to $159.2 million for the nine months ended September 30, 2009, a decrease of $11.1 million or 7.0%. The decrease was primarily due to decrease in salaries and employee benefits costs of $8.3 million. Other decreases were in other general expenses of $2.6 million, and in office maintenance of $0.8 million. These decreases were partially offset by an increase in data and consultant costs of $0.6 million.
The decrease in salaries and employee benefits of $8.3 million includes growth of salary-related and medical costs of $1.0 million and was partially offset by reductions in ESOP and pension costs. ESOP allocation expense was $4.4 million for the nine months ending September 30, 2009. The pension cost decreased $4.9 million primarily due to the partial recovery in 2009 of the fair value of our pension investments.
Cost of revenues for our Risk Assessment segment was $49.5 million for the three months ended September 30, 2010 compared to $54.7 million for the three months ended September 30, 2009, a decrease of $5.2 million or 9.5%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $4.2 million. Other decreases were in other general expenses of $0.7 million and office maintenance costs of $0.6 million, which were partially offset by an increase in data and consultant costs of $0.3 million.
The decrease in salaries and employee benefits of $4.2 million includes reductions in ESOP and pension costs. ESOP allocation expense was $1.9 million for the three months ending September 30, 2009. The pension cost decreased $1.6 million primarily due to the partial recovery in 2009 of the fair value of our pension investments.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $59.0 million for the nine months ended September 30, 2010 compared to $56.6 million for the nine months ended September 30, 2009, an increase of $2.4 million or 4.2%. The increase was primarily due to an increase in salaries and employee benefit costs of $3.0 million. Other increases include advertising and marketing costs of $0.1 million. These increases were partially offset by a decrease in legal costs of $0.5 million and other general expenses of $0.2 million.
The increase in salaries and employee benefits of $3.0 million includes $5.1 million growth in salary-related, medical costs, commissions, and stock option expense, including the IPO grant and is partially offset by reductions in ESOP and pension costs. ESOP allocation expense was $1.1 million for the nine months ending September 30, 2009. The pension cost decreased $1.0 million primarily due to the partial recovery in 2009 of the fair value of our pension investments.
Selling, general and administrative expenses for our Risk Assessment segment were $20.4 million for the three months ended September 30, 2010 compared to $19.4 million for the three months ended September 30, 2009, an increase of $1.0 million or 4.9%. This increase was primarily due to an increase in salaries and employee benefit costs of $0.9 million, and other general operating expenses of $0.1 million.
The increase in salaries and employee benefits of $0.9 million includes $1.6 million growth in salary-related, medical costs, commissions, and stock option expense, including the IPO grant and is partially offset by reductions in ESOP and pension costs. ESOP allocation expense was $0.4 million for the three months ending September 30, 2009. The pension cost decreased $0.3 million primarily due to the partial recovery in 2009 of the fair value of our pension investments.

EBITDA Margin
The EBITDA margin for our Risk Assessment segment was 48.9% for the nine months ended September 30, 2010 compared to 45.1% for the nine months ended September 30, 2009. Included in the increase in our EBITDA margin for the nine months ended September 30, 2010 is the reduction of ESOP allocation expense of $5.5 million, resulting in a 1.4% positive impact on our EBITDA margin. Also included in the calculation of our EBITDA margin are decreased pension costs of $5.9 million, which positively impacted our EBITDA margin by approximately 1.5%.
Decision Analytics Results of Operations
Revenues
Revenues for our Decision Analytics segment were $440.1 million for the nine months ended September 30, 2010 compared to $369.1 million for the nine months ended September 30, 2009, an increase of $71.0 million or 19.2%. Recent acquisitions accounted for an increase of $6.1 million in revenues for the nine months ended September 30, 2010. Our fraud identification and detection solutions revenue increased $39.8 million or 19.9%, primarily due to an increase in services sold in our fraud detection and forensic audit services for the home mortgage and mortgage insurance industries, as well as in services sold in response to the increased scrutiny and refinancing within the mortgage industry. Increased revenue in our loss prediction solutions of $14.1 million or 14.0% was primarily due to increased penetration of our existing customers. Our loss quantification solution revenues increased $17.1 million or 24.9%, as a result of new customer contracts and new solutions.
Revenues for our Decision Analytics segment were $151.1 million for the three months ended September 30, 2010 compared to $128.3 million for the three months ended September 30, 2009, an increase of $22.8 million or 17.8%. Recent acquisitions accounted for an increase of $2.2 million in revenues for the three months ended September 30, 2010. Our fraud identification and detection solutions revenue increased $12.3 million or 17.7% primarily due to an increase in services sold in our fraud detection and forensic audit services for the home mortgage and mortgage insurance industries, as well as in services sold in response to the increased scrutiny and refinancing within the mortgage industry. Our loss prediction solutions increase of $4.3 million or 12.6% was primarily from increased penetration of our existing customers. Revenue in our loss quantification solution revenues increased $6.2 million or 24.8% as a result of new customer contracts and new solutions.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2010	2009	Change	2010	2009	Change
	(In thousands)			(In thousands)
Fraud identification and detection solutions	$81,584	$69,303	17.7%	$239,574	$199,778	19.9%
Loss prediction solutions	38,079	33,806	12.6%	114,786	100,702	14.0%
Loss quantification solutions	31,422	25,182	24.8%	85,689	68,605	24.9%

Total Decision Analytics	$151,085	$128,291	17.8%	$440,049	$369,085	19.2%

Cost of Revenues
Cost of revenues for our Decision Analytics segment was $198.9 million for the nine months ended September 30, 2010 compared to $178.7 million for the nine months ended September 30, 2009, an increase of $20.2 million or 11.3%. The increase included $4.1 million in costs attributable to recent acquisitions. Excluding the impact of these acquisitions, the cost of revenues increased $16.1 million, primarily due to an increase in salaries and employee benefits of $11.4 million. Other increases include data and consultant costs of $4.3 million, and other general expenses of $0.4 million.
The increase in salaries and employee benefits of $11.4 million includes growth of salary-related and medical costs of $15.6 million and is partially offset by reductions in ESOP and pension costs. ESOP allocation expense was $3.3 million for the nine months ending September 30, 2009. The pension cost decreased $0.9 million primarily due to the partial recovery in 2009 of the fair value of our pension investments.
Cost of revenues for our Decision Analytics segment was $67.5 million for the three months ended September 30, 2010 compared to $62.7 million for the three months ended September 30, 2009, an increase of $4.8 million or 7.7%. The increase included $0.9 million in costs attributable to recent acquisitions. Excluding the impact of these acquisitions, the cost of revenues increased $3.9 million, primarily due to an increase in salaries and employee benefits of $3.6 million. Other increases include data and consultant costs of $0.2 million and other operating expenses of $0.5 million. These increases were partially offset by a decrease in office maintenance costs of $0.4 million.

The increase in salaries and employee benefits of $3.6 million includes growth of salary-related and medical costs of $5.2 million and is partially offset by reductions in ESOP and pension costs. ESOP allocation expense was $1.3 million for the three months ending September 30, 2009. The pension cost decreased $0.3 million primarily due to the partial recovery in 2009 of the fair value of our pension investments.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $62.1 million for the nine months ended September 30, 2010 compared to $54.1 million for the nine months ended September 30, 2009, an increase of $8.0 million or 14.9%. The increase was due an increase in salaries and employee benefits costs of $5.1 million. Other increases include an increase in costs attributable to recent acquisitions of $1.7 million, advertising and marketing costs of $1.5 million, and general expenses of $1.8 million. These increases are partially offset by a decrease in legal expense of $2.1 million.
The increase in salaries and employee benefits of $5.1 million includes $6.2 million growth in salary-related, medical costs, commissions, and stock option expense, including the IPO grant and is partially offset by reductions in ESOP and pension costs. ESOP allocation expense was $0.8 million for the nine months ending September 30, 2009. The pension cost decreased $0.3 million primarily due to the partial recovery in 2009 of the fair value of our pension investments.
Selling, general and administrative expenses were $20.6 million for the three months ended September 30, 2010 compared to $19.1 million for the three months ended September 30, 2009, an increase of $1.5 million or 8.0%. The increase was due to costs attributable to recent acquisitions of $0.7 million and an increase in salaries and employee benefits costs of $1.1 million. Other increases include advertising and marketing costs of $0.7 million. These increases are partially offset by a decrease in general operating expenses of $0.8 million and legal expense of $0.2 million.
The increase in salaries and employee benefits of $1.1 million includes $1.4 million growth in salary-related, medical costs, commissions, and stock option expense, including the IPO grant and is partially offset by reductions in ESOP and pension costs. ESOP allocation expense was $0.2 million for the three months ending September 30, 2009. The pension cost decreased $0.1 million primarily due to the partial recovery in 2009 of the fair value of our pension investments.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment was 40.7% for the nine months ended September 30, 2010 compared to 36.9% for the nine months ended September 30, 2009. Included within the increase in our EBITDA margin for the nine months ended September 30, 2010 is the reduction of ESOP allocation expense of $4.1 million, resulting in a 0.9% positive impact on our EBITDA margin. Also included in the calculation of our EBITDA margin are decreased pension costs of $1.2 million, which positively impacted our EBITDA margin by approximately 0.3%.
Liquidity and Capital Resources
As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents and available-for-sale securities of $112.6 million and $77.0 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering service either quarterly or in full upon commencement of the subscription period, which is usually for one year, and they are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our committed credit facilities, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, including acquisition contingent payments.
We have historically managed the business with a working capital deficit due to the fact that, as described above, we offer our solutions and services primarily through annual subscriptions or long-term contracts, which are generally prepaid quarterly or annually in advance of the services being rendered. When cash is received for prepayment of invoices, we record an asset (cash and cash equivalents) on our balance sheet with the offset recorded as a current liability (fees received in advance). This current liability is deferred revenue that does not require a direct cash outflow since our customers have prepaid and are obligated to purchase the services. In most businesses, growth in revenue typically leads to an increase in the accounts receivable balance causing a use of cash as a company grows. Unlike those businesses, our cash position is favorably affected by revenue growth, which results in a source of cash due to our customers prepaying for most of our services. The cash generated from our operations have historically been deployed to fund acquisitions and repurchases of common stock, thereby reducing working capital.
Our capital expenditures, which include non-cash purchases of fixed assets, as a percentage of revenues for the nine months ended September 30, 2010 and 2009, were 2.9% and 4.1%, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with the accounting guidance for costs of computer software developed or obtained for internal use. The amounts capitalized in accordance with the accounting guidance for software to be sold, leased or otherwise marketed are not significant to the financial statements.

To provide liquidity to our stockholders, we have historically used our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2009, we redeemed $46.7 million of our ISO Class A common stock. A substantial portion of the share redemptions included in the total above was completed pursuant to the terms of the Insurance Service Office, Inc. 1996 Incentive Plan, or the Option Plan. The obligation to redeem shares issued under the Option Plan terminated upon completion of our IPO. On April 29, 2010, our board of directors authorized a $150.0 million stock repurchase program. During the nine months ended September 30, 2010, we repurchased $135.6 million of our publicly traded Class A common stock and used $15.1 million of shares in the net share settlement of taxes upon the exercise of stock options. As of September 30, 2010, we had $14.4 million available to repurchase shares under the share repurchase program. On October 1, 2010, concurrent with the closing of our follow-on public offering, we repurchased 7.3 million shares of Class B common stock at $26.3644 per share. This repurchase was separately authorized and did not affect the remaining availability under our stock repurchase program. On October 19, 2010, our board of directors authorized an additional $150.0 million for share repurchases under this program. As of October 19, 2010, there was $152.8 million available to repurchase shares under this program. See Note 10 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
We provide pension and postretirement benefits to certain qualifying active employees and retirees. Based on the pension funding policy, we contributed $15.2 million to the pension plan during the nine months ended September 30, 2010 and expect to contribute approximately $5.7 million to the pension plan in the remaining quarter of 2010. Under the postretirement plan, we provide certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. We contributed approximately $2.9 million to the postretirement plan during the nine months ended September 30, 2010 and expect to contribute approximately $2.0 million in the remaining quarter of 2010. See Note 12 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Financing and Financing Capacity
We had total debt, excluding capital lease and other obligations, of $525.0 million and $585.0 million at September 30, 2010 and December 31, 2009, respectively. The debt at September 30, 2010 was held under long-term loan facilities drawn to finance our stock repurchases and acquisitions.
As of September 30, 2010, all of our long-term loan facilities are uncommitted facilities and our Syndicated Revolving Credit Facility, or credit facility, is a committed facility. We have financed and expect to finance our short-term working capital needs, stock repurchases and acquisition contingent payments through cash from operations and borrowings from a combination of our long-term facilities and our credit facility
We have long-term loan facilities under uncommitted master shelf agreements with Aviva Investors North America, or Aviva, New York Life and Prudential Capital Group, or Prudential, with capacity at September 30, 2010 in the amount of $20.0 million, $30.0 million and $115.0 million, respectively. We can borrow under the Aviva Master Shelf Agreement until December 10, 2011. On March 16, 2010, we amended the New York Life Master Shelf Agreement to increase the authorization of additional senior promissory notes by $15.0 million, from $100.0 million to $115.0 million, and to extend the maturity of the agreement through March 16, 2013. On August 30, 2010, we amended the Prudential Master Shelf Agreement to extend the maturity of the agreement through August 30, 2013.
The notes outstanding under these facilities mature over the next six years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.15% and 6.09% for the nine months ended September 30, 2010 and 2009, respectively. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another company. The Aviva and New York Life Master Shelf Agreements also contain financial covenants that require us to maintain a fixed charge coverage ratio of no less than 275% during any period of four fiscal quarters and a leverage ratio of no more than 300% at the end of any fiscal quarter. The Prudential Master Shelf Agreement also contain financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and a leverage ratio of no more than 300% at the end of any fiscal quarter. We were in compliance with all debt covenants as of September 30, 2010.

On January 19, 2010 and January 25, 2010, we repaid $10.0 million and $50.0 million, respectively, of our outstanding borrowings from the credit facility. On September 10, 2010, we amended our credit facility to increase the capacity by $155.0 million to $575.0 million, to extend the maturity of the credit facility to September 10, 2014 and to modify certain restrictions. We paid a one-time fee of $1.8 million, which will be amortized over a four-year period, which is consistent with the remaining life of the credit facility, reduced our ongoing unused facility fees from 0.375% to 0.200% and reduced our borrowing rate from LIBOR plus 2.50% to LIBOR plus 1.75%. We had no borrowings from our credit facility outstanding for the period ending and as of September 30, 2010 and $60.0 million outstanding as of December 31, 2009. We had available capacity of $573.6 million from our credit facility at September 30, 2010. Upon completion of our offering on October 1, 2010, we funded a portion of our share repurchase with proceeds from borrowings of $160.0 million under our credit facility.
The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale and leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that during any period of four fiscal quarters we maintain a consolidated funded debt leverage ratio of below 3.0 to 1.0. We were in compliance with all debt covenants as of September 30, 2010.
Cash Flow
The following table summarizes our cash flow data:

	For the Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$241,807	$255,576
Net cash used in investing activities	$(29,488)	$(168,304)
Net cash used in financing activities	$(176,580)	$(60,107)
Operating Activities
Net cash provided by operating activities decreased to $241.8 million for the nine months ended September 30, 2010 from $255.6 million for the nine months ended September 30, 2009. Increased pension contributions of $10.9 million in 2010, as well as the timing of certain items such as the accelerated collection of our first quarter customer invoices in the fourth quarter of 2009 and annual bonus payments mitigated the growth in our operating cash flow during the first three quarters of 2010.
Investing Activities
Net cash used in investing activities was $29.5 million for the nine months ended September 30, 2010 compared to $168.3 million for the nine months ended September 30, 2009. The decrease in net cash used in investing activities was principally due to a $52.4 million decrease in acquisitions in 2010 over those acquired in 2009, as well as the $78.1 million earnout payment associated with Xactware during 2009.
Financing Activities
Net cash used in financing activities was $176.6 million for the nine months ended September 30, 2010 and $60.1 million for the nine months ended September 30, 2009. The increase in net cash used in financing activities is principally due to an increase in net debt repayments of $52.0 million, and increased stock repurchases and redemptions of $98.1 million, partially offset by increases in proceeds from stock options exercised of $17.5 million, excess tax benefits from exercised stock options of $13.4 million, and a decrease in the payment of debt issuance costs of $2.7 million.
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
As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D was effectively changed. This legislative change reduces future tax benefits of the coverage we provided to participants in the Postretirement Plan. We are required to account for this change in the period during which the law is enacted. As a result, we recorded a non-cash tax charge to the provision for income taxes of $2.4 million for the nine months ended September 30, 2010.
Item 3. Qualitative and Quantitative Disclosures About Market Risk
Market risks at September 30, 2010 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on March 9, 2010.
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three-month period ending September 30, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

See Note 15 to our condensed consolidated financial statements for the nine months ended September 30, 2010 for a description of our significant current legal proceedings, which is incorporated by reference herein.
Item 1A. Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on March 9, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities (1)

				Maximum Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
		Average	as Part of Publicly	Purchased Under the
	Total Number of	Price Paid	Announced Plans	Plans or Programs
Period	Shares Purchased	per Share	or Programs	(in thousands)
July 1, 2010 through July 31, 2010	901,200	$29.38	901,200	$58,623
August 1, 2010 through August 31, 2010	789,400	$28.29	789,400	$36,289
September 1, 2010 through September 30, 2010	780,700	$28.00	780,700	$14,430

	2,471,300	$28.60	2,471,300

(1)
On April 29, 2010, the Company’s board of directors authorized a $150.0 million share repurchase program of the Company’s common stock. On October 19, 2010, the Company’s board of directors authorized an additional $150.0 million for share repurchases under this program. Under this repurchase program, the Company may repurchase stock in the open market or as otherwise determined by the Company. These authorizations have no expiration dates and may be suspended or terminated at any time.

Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc. (Registrant)
	By:	/s/ Mark V. Anquillare
Date: November 3, 2010		Mark V. Anquillare
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
4.1
Amendment No. 5 to the Prudential Uncommitted Master Shelf Agreement, dated August 30, 2010, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated September 22, 2010.

10.1
Third Amendment and Modification Agreement dated September 10, 2010 among Insurance Services Office, Inc., the Company, as guarantor, the other guarantors party thereto, Bank of America, N.A., and the other lenders party thereto, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated September 13, 2010.

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