Form 10-K
period 2010-12-31
Verisk Analytics, Inc.
filed 2011-02-28
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34480
VERISK ANALYTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2994223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
545 Washington Boulevard Jersey City, NJ	07310-1686
(Address of principal executive offices)	(Zip Code)

(201) 469-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A common stock $.001 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                            Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                             ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).               Yes ☐    No ☑

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,604,935,568 based on the closing price reported on the NASDAQ Global Select Market on such date.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 25, 2011 was:

Class	Shares Outstanding

Class A common stock $.001 par value	143,107,036
Class B (Series 1) common stock $.001 par value	12,225,480
Class B (Series 2) common stock $.001 par value	14,771,340

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

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

Our customers use our solutions to make better risk decisions with greater efficiency and discipline. We refer to these products and services as ‘solutions’ due to the integration among our services and the flexibility that enables our customers to purchase components or the comprehensive package. These ‘solutions’ take various forms, including data, statistical models or tailored analytics, all designed to allow our clients to make more logical decisions. We believe our solutions for analyzing risk positively impact our customers’ revenues and help them better manage their costs. In 2010, our U.S. customers included all of the top 100 P&C insurance providers, numerous health plans and third-party administrators, five of the six leading mortgage insurers, and 16 of the top 20 mortgage lenders. We believe that our commitment to our customers and the embedded nature of our solutions serve to strengthen and extend our relationships.

We help those businesses address what we believe are the four primary decision making processes essential for managing risk as set forth below in the Verisk Risk Analysis Framework:

The Verisk Risk Analysis Framework

These four processes correspond to various functional areas inside our customers’ operations:

•	our loss prediction solutions are typically used by P&C insurance and healthcare actuaries, advanced analytics groups and loss control groups to help drive their own assessments of future losses;

•	our risk selection and pricing solutions are typically used by underwriters as they manage their books of business;

•	our fraud detection and prevention tools are used by P&C insurance, healthcare and mortgage underwriters to root out fraud prospectively and by claims departments to speed claims and find fraud retroactively; and

•	our tools to quantify loss are primarily used by claims departments, independent adjustors and contractors.

We add value by linking our solutions across these four key processes; for example, we use the same modeling methods to support the pricing of homeowner’s insurance policies and to quantify the actual losses when damage occurs to insured homes.

We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically pre-paid and represented approximately 70.0% of our revenues in 2010. For the year ended December 31, 2010, we had revenues of $1,138.3 million and net income of $242.6 million. For the five year period ended December 31, 2010, our revenues and net income grew at a Compound Annual Growth Rate, or CAGR, of 11.7% and 14.9%, respectively.

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

Our expansion into analytics began when we acquired the American Insurance Services Group, or AISG, and certain operations and assets of the National Insurance Crime Bureau in 1997 and 1998, respectively. Those organizations brought to the company large databases of insurance claims, as well as expertise in detecting and preventing claims fraud. To further expand our Decision Analytics segment, we acquired AIR Worldwide, or AIR, in 2002, the technological leader in catastrophe modeling. In 2004, we entered the healthcare space by acquiring several businesses that now offer web-based analytical and reporting systems for health insurers, provider organizations and self-insured employers. In 2005 we entered the mortgage sector, acquiring the first of several businesses that now provide automated fraud detection, compliance and decision support solutions for the U.S. mortgage industry. In 2006, to bolster our position in the claims field we acquired Xactware, a leading supplier of estimating software for professionals involved in building repair and reconstruction. In 2010, we acquired 3E Company, creating a scale presence in supply chain and environmental health and safety.

These acquisitions have added scale, geographic reach, highly skilled workforces, and a wide array of new capabilities to our Decision Analytics segment. They have helped to make us a leading provider of information and decision analytics for customers involved in the business of risk in the U.S. and selectively around the world.

Our senior management operating team, which includes our chief executive officer, chief financial officer, chief operating officer, general counsel, and three senior officers who lead our business units, have been with us for an average of almost twenty years. This team has led our transformation to a successful for-profit entity, focused on growth with our U.S. P&C insurer customers and expansion into a variety of new markets.

On May 23, 2008, in contemplation of our initial public offering, or IPO, ISO formed Verisk Analytics, Inc., or Verisk, a Delaware corporation, to be the holding company for our business. Verisk was initially formed as a wholly-owned subsidiary of ISO. On October 6, 2009, in connection with our IPO, the company effected a reorganization whereby ISO became a wholly-owned subsidiary of Verisk. Verisk Class A common stock began trading on the NASDAQ Global Select Market on October 7, 2009 under the symbol “VRSK.”

Segments

We organize our business in two segments: Risk Assessment and Decision Analytics.

Risk Assessment Segment

Our Risk Assessment segment serves our P&C insurance customers and focuses on the first two decision making processes in our Risk Analysis Framework: loss prediction and selection and pricing of risk. Within this segment, we also provide solutions to help our insurance customers comply with their reporting requirements in each U.S. state in which they operate. Our customers include most of the P&C insurance providers in the U.S.

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

To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowner’s line of insurance, we maintain policy language and rules for six basic coverages, 178 national endorsements, and 495 state-specific endorsements. Overall, we provide policy language, prospective loss costs, policy writing rules, and a variety of other solutions for 25 lines of insurance.

Property-Specific Rating and Underwriting Information

We gather information on individual properties and communities so that insurers can use our information to evaluate and price personal and commercial property insurance, as well as commercial liability insurance. Our property-specific rating and underwriting information allow our customers to understand, quantify, underwrite, mitigate, and avoid potential loss for residential and commercial properties. Our database contains loss costs and other vital information on approximately 3.0 million commercial buildings in the United States and also holds information on approximately 5.8 million individual businesses occupying those buildings. We have a staff of approximately 600 field representatives strategically located around the United States who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits over 350,000 commercial properties to collect information on new buildings and verify building attributes.

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

Each year, P&C insurers send us approximately 2.8 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain a database of over 15.8 billion statistical records, including approximately 5.9 billion commercial lines records and approximately 9.9 billion personal lines records. We collect unit-transaction detail of each premium and loss record, which enhances the validity, reliability and accuracy of our data sets and our actuarial analyses. Our proprietary quality process includes almost 2,500 separate checks to ensure that data meet our high standards of quality.

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

Fraud Identification and Detection Solutions

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

We have a comprehensive system used by claims adjusters and investigations professionals to process claims and fight fraud. Claims databases are one of the key tools in the fight against insurance fraud. The benefits of a single all-claims database include improved efficiency in reporting data and searching for information, enhanced capabilities for detecting suspicious claims and superior information for investigating fraudulent claims, suspicious individuals and possible fraud rings. Our database contains information on more than 700 million claims and is the world’s largest database of claims information. Insurers and other participants submit new claim reports, more than 239,000 a day on average, across all categories of the U.S. P&C insurance industry.

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

Effective fraud detection relies on pattern identification, which in turn requires us to identify, isolate and track mortgage applications through time. Histories of multiple loans, both valid and fraudulent, are required to compare a submitted loan both to actual data and heuristic analyses. For this reason, unless fraud detection solutions are fueled by comprehensive data, their practicality is limited. Our proprietary database contains more than 18 million current and historical loan applications collected over the past ten years. This database contains data from loan applications as well as supplementary third-party data.

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

We also provide forensic audit services for the mortgage origination and mortgage insurance industries. Our predictive screening tools predict which defaulted loans are the most likely candidates for full audits for the purpose of detecting fraud. We then generate detailed audit reports on defaulted mortgage loans. Those reports serve as a key component of the loss mitigation strategies of mortgage loan insurers. The recent turmoil in the mortgage industry has created an opportunity for growth in demand for our services, as we believe most mortgage insurers do not have the in-house capacity to respond to and properly review all of their defaulted loans for evidence of fraud.

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

Loss Prediction

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

Loss Quantification

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

To help our customers estimate repair costs, we also provide a solution that assists contractors and insurance adjusters to estimate repairs using a patented plan-sketching program. The program allows our customers to sketch floor plans, roof plans and wall-framing plans and automatically calculates material and labor quantities for the construction of walls, floors, footings and roofs.

We also offer our customers access to wholesale and retail price lists, which include structural repair and restoration pricing for 467 separate economic areas in North America. We revise this information monthly and, in the aftermath of a major disaster, we can update the price lists as often as weekly to reflect rapid price changes. Our structural repair and cleaning database contains more than 13,000 unit-cost line items. For each line item such as smoke cleaning, water extraction and hazardous cleanup, we provide time and material pricing, including labor, labor productivity rates (for new construction and restoration), labor burden and overhead, material costs, and equipment costs. We improve our pricing data by analyzing the actual claims experience of our customers to verify our estimates. We estimate that more than 75.0% of all homeowners’ claims settled in the U.S. annually use our solution. Such a large percentage of the industry’s claims leads to accurate pricing information, which we believe is unmatched in the industry.

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

Our Growth Strategy

Over the past five years, we have grown our revenues at a CAGR of 11.7% through the successful execution of our business plan. These results reflect strong organic revenue growth, new product development and selected acquisitions. We have made, and continue to make, investments in people, data sets, analytic solutions, technology, and complementary businesses. The key components of our strategy include:

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

Leverage Our Intellectual Capital to Expand into Adjacent Markets and New Customer Sectors.  Our organization is built on nearly four decades of intellectual property in risk management. We believe we can continue to profitably expand the use of our intellectual capital and apply our analytic methods in new markets, where significant opportunities for long-term growth exist. We have already demonstrated the effectiveness of this strategy with our expansion into healthcare and non-insurance financial services. We also continue to pursue growth through targeted international expansion.

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

Our Customers

Risk Assessment Customers

The customers in our Risk Assessment segment include the top 100 P&C insurance providers in the United States. Our statistical agent services are used by a substantial majority of P&C insurance providers in the U.S. to report to regulators. Our actuarial services and industry-standard insurance programs are used by the majority of insurers and reinsurers in the U.S. In addition, certain agencies of the federal government, as well as county and state governmental agencies and organizations, use our solutions to help satisfy government needs for risk assessment and emergency response information. In 2010 our largest Risk Assessment customer accounted for 4.8% of segment revenues and our top ten customers accounted for 26.9% of segment revenues. See Item 13. “Certain Relationships and Related Transactions, and Director Independence — Customer Relationships” for more information on our relationship with our principal stockholders.

Decision Analytics Customers

In the Decision Analytics segment, we provide our P&C insurance solutions to the majority of the P&C insurers in the U.S. Specifically, our claims database serves thousands of customers, representing nearly 93.0% of the P&C insurance industry by premium volume, 26 state workers’ compensation insurance funds, 607 self-insurers, 455 third-party administrators, several state fraud bureaus, and many law-enforcement agencies involved in investigation and prosecution of insurance fraud. Also, P&C insurance companies using our building and repair solutions represent over 75.0% of the property market in the U.S. We estimate that more than 80.0% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data.

In the U.S. healthcare industry, our customers include numerous health plans and third party administrators. In the U.S. mortgage industry, we have more than 900 customers. We provide our solutions to 16 of the top 20 mortgage lenders and five of the top six mortgage insurers. We have been providing services to mortgage insurers for over 20 years. In 2010, our largest customer in the Decision Analytics segment accounted for 9.0% of segment revenues and our top ten Decision Analytics customers accounted for 29.6% of segment revenues.

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

We encounter competition from a number of sources, including insurers who develop internal technology and actuarial methods for proprietary insurance programs. Competitors also include other statistical agents, including the National Independent Statistical Service, the Independent Statistical Service and other advisory organizations, providing underwriting rules, prospective loss costs and coverage language such as the American Association of Insurance Services and Mutual Services Organization, although we believe none of our competitors has the breadth or depth of data we have.

Competitors for our property-specific rating and underwriting information are primarily limited to a number of regional providers of commercial property inspections and surveys, including Overland Solutions, Inc. and Regional Reporting, Inc. We also compete with a variety of organizations that offer consulting services, primarily specialty technology and consulting firms. In addition, a customer may use its own internal resources rather than engage an outside firm for these services. Our competitors also include information technology product and services vendors including CDS, Inc., management and strategy consulting firms including Deloitte Consulting LLP, and smaller specialized information technology firms and analytical services firms including Pinnacle Consulting and EMB.

Decision Analytics Competitors

In the P&C insurance claims market and catastrophe modeling market, certain products are offered by a number of companies, including Risk Management Solutions (catastrophe modeling), LexisNexis/ChoicePoint (loss histories and motor vehicle records for personal lines underwriting), MSB (property value and claims estimator), and Explore Information Services (personal automobile underwriting). We believe that our P&C insurance industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against these competitors with more limited offerings. In the healthcare market, certain products are offered by a number of companies, including Computer Sciences Corporation (evaluation of bodily injury and workers’ compensation claims), Fair Isaac Corporation (workers’ compensation and healthcare claims cost containment) and Ingenix, McKesson and Medstat (healthcare predictive modeling and business intelligence). Competitive factors include application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and price. In the mortgage analytics solutions market, our competitors include CoreLogic and DataVerify Corporation (mortgage lending fraud identification). We believe that none of our competitors in the mortgage analytics market offers the same combination of expertise in fraud detection analytics and forensic audit capabilities.

Development of New Solutions

We take a market-focused team approach to developing our solutions. Our operating units are responsible for developing, reviewing and enhancing our various products and services. Our data management and production team designs and manages our processes and systems for market data procurement, proprietary data production and quality control. Our Enterprise Data Management, or EDM, team supports our efforts to create new information and products from available data and explores new methods of collecting data. EDM is focused on understanding and documenting business-unit and corporate data assets and data issues; sharing and combining data assets across the enterprise; creating an enterprise data strategy; facilitating research and product development; and promoting cross-enterprise communication. Our ISO Innovative Analytics, or IIA, team is a center of excellence inside the corporation for developing analytical methods in applying modeling techniques to predict risk outcomes.

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

We also add to our offerings through an active acquisition program. Since 2006, we have acquired 15 businesses, which have allowed us to enter new markets, offer new products and enhance the value of existing products with additional proprietary sources of data.

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

Sales, Marketing and Customer Support

We sell our products and services primarily through direct interaction with our clients. We employ a three-tier sales structure that includes salespeople, product specialists and sales support. As of December 31, 2010, we had a sales force of 268 people. Within the company, several areas have sales teams that specialize in specific products and services. These specialized sales teams sell specific, highly technical product sets to targeted markets.

To provide account management to our largest customers, we segment the insurance carrier market into three groups. Tier One or “National” Accounts constitutes our largest customers, Tier Two or “Strategic” Accounts represents both larger carrier groups and middle-market carriers. Tier Three are the small insurance companies that may represent one line of business and/or regional writers for a few states. A Sales Generalist is assigned to every insurer account and is responsible for our overall relationship with these insurance companies. Our senior executives are also involved with the senior management of our customers.

Salespeople participate in both customer-service and sales activities. They provide direct support, interacting frequently with assigned customers to assure a positive experience using our services. Salespeople primarily seek out new sales opportunities and work with the various sales teams to coordinate sales activity and provide the best solutions for our customers. We believe our salespeople’s product knowledge and local presence differentiates us from our competition. Product specialists are subject-matter experts and work with salespeople on specific opportunities for their assigned products. Both salespeople and product specialists have responsibility for identifying new sales opportunities. A team approach and a common customer relationship management system allow for effective coordination between the two groups.

Sources of our Data

The data we use to perform our analytics and power our solutions are sourced through six different kinds of data arrangements. First, we gather data from our customers within agreements that also permit our customers to use the solutions created upon their data. These agreements remain in effect unless the data contributor chooses to opt out and represent our primary method of data gathering. It is very rare that contributors elect not to continue providing us data. Second, we have agreements with data contributors in which we specify the particular uses of their data and provide to the data contributors their required levels of privacy, protection of data and where necessary de-identification of data. These agreements represent no cost to us and generally feature a specified period of time for the data contributions and require renewal. Third, we “mine” data found inside the transactions supported by our solutions; as an example, we utilize the claims settlement data generated inside our repair cost estimating solution to improve the cost factors used in our models. Again, these arrangements represent no cost to us and we obtain the consent of our customers to make use of their data in this way. Fourth, we source data generally at no cost from public sources including federal, state and local governments. Fifth, we gather data about the physical characteristics of commercial properties through the direct observation of our field staff that also perform property surveys at the request of, and facilitated by, property insurers. Lastly, we purchase data from data aggregators under contracts that reflect prevailing market pricing for the data elements purchased, including county tax assessor records, descriptions of hazards such as flood plains and professional licenses. In all our modes of data collection, we are the owners of whatever derivative solutions we create using the data. Our costs of data received from our customers were 1.7% and 1.9% of revenues for the years ended December 31, 2010 and 2009, respectively.

Information Technology

Technology

Our information technology systems are fundamental to our success. They are used for the storage, processing, access and delivery of the data which forms the foundation of our business and the development and delivery of our solutions provided to our clients. Much of the technology we use and provide to our customers is developed, maintained and supported by approximately 1,050 employees. We generally own or have secured ongoing rights to use for the purposes of our business all the customer-facing applications which are material to our operations. We support and implement a mix of technologies, focused on implementing the most efficient technology for any given business requirement or task.

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

Employees

As of December 31, 2010, we employed 4,706 full-time and 184 part-time employees. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Our employees include over 200 actuarial professionals, including 43 Fellows and 27 Associates of the Casualty Actuarial Society, as well as 143 Chartered Property Casualty Underwriters, 17 Certified and 22 Associate Insurance Data Managers, and over 565 professionals with advanced degrees, including PhDs in mathematics and statistical modeling who review both the data and the models.

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

Available Information

We maintain an Investor Relations website on the Internet at investor.verisk.com. We make available free of charge, on or through this website, our annual, quarterly, and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, click on the “Financial Information” — “SEC Filings” link found on our Investor Relations homepage. Verisk trades on the NASDAQ Global Select Market under the ticker symbol “VRSK.” Our stock was first publicly traded on October 7, 2009.

Item 1A.	Risk Factors

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

We depend upon data from external sources, including data received from customers and various government and public record services, for information used in our databases. In general, we do not own the information in these databases, and the participating organizations could discontinue contributing information to the databases. Our data sources could withdraw or increase the price for their data for a variety of reasons, and we could also become subject to legislative or judicial restrictions on the use of such data, in particular if such data is not collected by the third parties in a way which allows us to legally use and/or process the data. In addition, some of our customers are significant stockholders of our company. Specifically, all of our outstanding Class B common stock is owned by insurers who are also our customers and provide us with a significant percentage of our data. If our customers’ percentage of ownership of our common stock decreases in the future, there can be no assurance that our customers will continue to provide data to the same extent or on the same terms. If a substantial number of data sources, or certain key sources, were to withdraw or be unable to provide their data, or if we were to lose access to data due to government regulation or if the collection of data became uneconomical, our ability to provide solutions to our customers could be impacted, which could materially adversely affect our business, reputation, financial condition, operating results and cash flows.

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

Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2010, approximately 57% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, sales of certain of our solutions are tied to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions. Factors that might affect the acceptance of these solutions by P&C primary insurers include the following:

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

Our revenue from customers in the mortgage vertical is largely transactional and subject to changing conditions of the U.S. mortgage market.

Revenue derived from solutions we provide the U.S. mortgage and mortgage-related industries accounted for approximately 13% of our total revenue in the year ended December 31, 2010. Our forensic audit business and business with government-sponsored entities in the mortgage business accounted for approximately 65% of our total mortgage and mortgage-related revenue in 2010. Because our business relies on transaction volumes based on both new mortgage applications and forensic audit of funded loans, reductions in either the volume of mortgage loans originated or the number or quality of funded loans could reduce our revenue. Mortgage origination volumes in 2010 declined versus 2009 and may continue to decline based on the changes in the mortgage market related to the U.S. mortgage crisis.

Recently there have been proposals to restructure or eliminate the roles of Fannie Mae and Freddie Mac. The restructuring or elimination of either Fannie Mae or Freddie Mac could have a negative effect on the U. S. mortgage market and on our revenue derived from the solutions we provide to the mortgage industry. If origination volumes and applications for mortgages decline, our revenue in this part of the business may decline if we are unable to increase the percentage of mortgages examined for existing customers or add new customers. Our forensic audit business has benefited from the high amount of bad loans to be examined by mortgage insurers and other parties as a result of the U.S. mortgage crisis. Two customers represent the majority of our mortgage revenue in 2010 and if their volumes decline and we are not able to replace them with new customers, our revenue may decline.

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

Our growth and success depends upon our ability to develop and sell new solutions. If we are unable to develop new solutions, or if we are not successful in introducing and/or obtaining regulatory approval or acceptance for new solutions, we may not be able to grow our business, or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new solutions may affect market acceptance of our solutions and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new solutions, primarily due to difficulties in developing models, acquiring data and adapting to particular operating environments. Errors or defects in our solutions that are significant, or are perceived to be significant, could result in rejection of our solutions, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims.

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

There has been substantial litigation and other proceedings, particularly in the United States, regarding patent and other intellectual property rights in the information technology industry. There is a risk that we are infringing, or may in the future infringe, the intellectual property rights of third parties. We monitor third-party patents and patent applications that may be relevant to our technologies and solutions and we carry out freedom to operate analysis where we deem appropriate. However, such monitoring and analysis has not been, and is unlikely in the future to be, comprehensive, and it may not be possible to detect all potentially relevant patents and patent applications. Since the patent application process can take several years to complete, there may be currently pending applications, unknown to us, that may later result in issued patents that cover our products and technologies. As a result, we may infringe existing and future third-party patents of which we are not aware. As we expand our operations there is a higher risk that such activity could infringe the intellectual property rights of third parties.

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

We participate in businesses (particularly insurance-related businesses and services) that are subject to substantial litigation, including antitrust litigation. We are subject to the provisions of a 1995 settlement agreement in an antitrust lawsuit brought by various state Attorneys General and private plaintiffs which imposes certain constraints with respect to insurer involvement in our governance and business. We currently are defending against putative class action lawsuits in which it is alleged that certain of our subsidiaries unlawfully have conspired with insurers with respect to their payment of insurance claims. See “Item 3. Legal Proceedings.” Our failure to successfully defend or settle such litigation could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenues and profitability. Given the nature of our business, we may be subject to similar litigation in the future. Even if the direct financial impact of such litigation is not material, settlements or judgments arising out of such litigation could include further restrictions on our ability to conduct business, including potentially the elimination of entire lines of business, which could increase our cost of doing business and limit our prospects for future growth.

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

The demand for our solutions may be impacted by domestic and international factors that are beyond our control, including macroeconomic, political and market conditions, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, currency exchange rates and inflation. The United States economy recently experienced periods of contraction and both the future domestic and global economic environments may continue to be less favorable than those of prior years. Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally and could result in a reduction in demand for our solutions, which could have an adverse effect on our results of operations and financial condition. A significant additional decline in the value of assets for which risk is transferred in market transactions could have an adverse impact on the demand for our solutions. In addition, the decline of the credit markets has reduced the number of mortgage originators, and therefore, the immediate demand for our related mortgage solutions. Specifically, certain of our fraud identification and detection solutions are directed at the mortgage market. This decline in asset value and originations and an increase in foreclosure levels has also created greater regulatory scrutiny of mortgage originations and securitizations. Any new regulatory regime may change the utility of our solutions for mortgage lenders and other participants in the mortgage lending industry and related derivative markets or increase our costs as we adapt our solutions to new regulation.

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

As of December 31, 2010, our stockholders, who owned our shares prior to the IPO and follow-on offering, continue to beneficially own in the aggregate approximately 24,577,690 shares of our Class A common stock, primarily owned by our ESOP, 12,225,480 shares of our Class B (Series 1), or Class B-1, common stock and 14,771,340 shares of our Class B (Series 2), or Class B-2, common stock, representing in aggregate approximately 30.33% of our outstanding common stock. Such stockholders will be able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.

Certain members of our management are subject to lock-up agreements with us whereby they are not be permitted to sell any of their common stock, subject to certain conditions, for a period of time. Restrictions under these lock-up agreements expire in part on April 6, 2011 and expire completely on October 6, 2011. Also, pursuant to our amended and restated certificate of incorporation, our Class B stockholders are not able to sell any of their common stock, subject to certain conditions, to the public for a period of time. Each share of Class B-1 common stock shall convert automatically, without any action by the holder, into one share of Class A common stock on April 6, 2011. Each share of Class B-2 common stock shall convert automatically, without any action by the holder, into one share of Class A common stock on October 6, 2011.

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

Pursuant to our equity incentive plans, options to purchase approximately 23,018,745 shares of Class A common stock were outstanding as of February 25, 2011. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.

Also, in the future, we may issue our securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding common stock.

The holders of our Class B common stock have the right to elect up to three out of eleven of our directors and their interests in our business may be different than yours.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our headquarters are in Jersey City, New Jersey. As of December 31, 2010, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date

Jersey City, New Jersey	390,991	May 21, 2021
Orem, Utah	68,343	December 31, 2017
Boston, Massachusetts	59,154	November 30, 2020
South Jordan, Utah	42,849	June 30, 2014
North Reading, Massachusetts	41,200	June 30, 2015
Agoura Hills, California	28,666	October 30, 2011

We also lease offices in 22 states in the United States and the District of Columbia, and offices outside the United States to support our international operations in Canada, China, Denmark, England, Germany, India, Israel, Japan, and Nepal.

We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business, including those matters described below. We are unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on our results of operations, financial position or cash flows. This is primarily because many of these cases remain in their early stages and only limited discovery has taken place. Although we believe we have strong defenses and intend to vigorously defend the litigation proceedings described below, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, financial position or cash flows.

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

We entered into settlement agreements with plaintiffs asserting claims relating to the use of Claims Outcome Advisor by defendants Hanover Insurance Group, Progressive Car Insurance and Liberty Mutual Insurance Group. Each of these settlements was granted final approval by the court and together the settlements resolve the claims asserted in this case against us with respect to the above insurance companies, who settled the claims against them as well. A provision was made in 2006 for this proceeding and the total amount we paid in 2008 with respect to these settlements was less than $2.0 million. A fourth defendant, The Automobile Club of California, which is alleged to have used Claims Outcome Advisor, was dismissed from the action. On August 18, 2008, pursuant to the agreement of the parties the Court ordered that the claims against us be dismissed with prejudice.

Subsequently, Hanover Insurance Group made a demand for reimbursement, pursuant to an indemnification provision contained in a December 30, 2004 License Agreement between Hanover and the Company, of its settlement and defense costs in the Hensley class action. Specifically, Hanover demanded $2.5 million including $0.6 million in attorneys’ fees and expenses. We dispute that Hanover is entitled to any reimbursement pursuant to the License Agreement. In July 2010, the Company and Hanover were unable to resolve the dispute in mediation, Hanover served a summons and complaint seeking indemnity and contribution from us. At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to this matter.

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

Schafer v. State Farm Fire & Cas. Co., et al. was a putative class action pending against us and State Farm Fire & Casualty Company filed in March 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. The court dismissed the antitrust claim as to both defendants and dismissed all claims against us other than fraud, which will proceed to the discovery phase along with the remaining claims against State Farm. Judge Duval denied plaintiffs’ motion to certify a class with respect to the fraud and breach of contract claims on August 3, 2009 and the time to appeal that decision has expired. The matter now a single action was reassigned to Judge Africk. The plaintiffs agreed to settle the matter with the Company and State Farm and a Settlement Agreement and a Release was executed by all parties in June 2010.

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

iiX Litigation

In March 2007, our subsidiary, Insurance Information Exchange, or iiX, as well as other information providers and insurers in the State of Texas, were served with a summons and class action complaint filed in the United States District Court for the Eastern District of Texas alleging violations of the Driver Privacy Protection Act, or the DPPA, entitled Sharon Taylor, et al. v. Acxiom Corporation, et al. Plaintiffs brought the action on their own behalf and on behalf of all similarly situated individuals whose personal information is contained in any motor vehicle record maintained by the State of Texas and who have not provided express consent to the State of Texas for the distribution of their personal information for purposes not enumerated by the DPPA and whose personal information has been knowingly obtained and used by the defendants. The class complaint alleges that the defendants knowingly obtained personal information for a purpose not authorized by the DPPA and seeks liquidated damages in the amount of two thousand five hundred dollars for each instance of a violation of the DPPA, punitive damages and the destruction of any illegally obtained personal information. The Court granted iiX’s motion to dismiss the complaint based on failure to state a claim and for lack of standing. Oral arguments on the plaintiffs’ appeal of that dismissal were held on November 4, 2009. The Court of Appeals for the Fifth Circuit Court affirmed the District Court’s dismissal of the complaint on July 14, 2010. Plaintiffs filed a petition for a Writ of Certiorari with the United States Supreme Court on October 12, 2010, which was denied on January 10, 2011.

Similarly, in April 2010, our subsidiary, iiX, as well as other information providers in the State of Missouri were served with a summons and class action complaint filed in the United States District Court for the Western District of Missouri alleging violations of the DPPA entitled Janice Cook, et al. v. ACS State & Local Solutions, et al. Plaintiffs brought the action on their own behalf and on behalf of all similarly situated individuals whose personal information is contained in any motor vehicle record maintained by the State of Missouri and who have not provided express consent to the State of Missouri for the distribution of their personal information for purposes not enumerated by the DPPA and whose personal information has been knowingly obtained and used by the defendants. The class complaint alleges that the defendants knowingly obtained personal information for a purpose not authorized by the DPPA and seeks liquidated damages in the amount of two thousand five hundred dollars for each instance of a violation of the DDPA, punitive damages and the destruction of any illegally obtained personal information. The court granted iiX’s motion to dismiss the complaint based on a failure to state a claim on November 19, 2010. Plaintiffs filed a notice of appeal on December 17, 2010. At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to these matters.

Interthinx Litigation

In September 2009, our subsidiary, Interthinx, Inc., or Interthinx, was served with a putative class action entitled Renata Gluzman v. Interthinx, Inc. The plaintiff, a former Interthinx employee, filed the class action on August 13, 2009 in the Superior Court of the State of California, County of Los Angeles on behalf of all Interthinx information technology employees for unpaid overtime and missed meals and rest breaks, as well as various related claims claiming that the information technology employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. The pleadings include, among other things, a violation of Business and Professions Code 17200 for unfair business practices, which allows plaintiffs to include as class members all information technology employees employed at Interthinx for four years prior to the date of filing the complaint. The complaint seeks compensatory damages, penalties that are associated with the various statutes, restitution, interest costs, and attorney fees. On June 2, 2010, plaintiffs agreed to settle their claims with Interthinx. The court granted preliminary approval to the settlement on November 10, 2010 and scheduled the final approval hearing for February 23, 2011. Although no assurance can be given concerning the outcome of this matter, in the opinion of management the lawsuit is not expected to have a material adverse effect on our financial condition or results of operations.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. Our common stock was first publicly traded on October 7, 2009. As of February 25, 2011, the closing price of our Class A common stock was $32.49 per share, as reported by the NASDAQ Global Select Market. There is no established public trading market for our Class B common stock. As of February 25, 2011 there were approximately 17 Class A and 39 Class B stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders for Class A common stock, because a large portion of Class A common stock is held in “street name” by brokers.

We have not paid or declared any cash dividends on our Class A, Class B-1, or Class B-2 common stock during the two most recent fiscal years and we currently do not intend to pay dividends on our Class A, Class B-1, or Class B-2 common stock. We do have a publicly announced share repurchase plan and have repurchased 15,069,452 shares since our IPO. As of December 31, 2010, we had 372,107,352 shares of treasury stock.

The following table shows the quarterly range of the closing high and low per share sales prices for our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

Year Ending December 31, 2010	High	Low

Fourth Quarter	$34.60	$27.64
Third Quarter	$30.20	$27.25
Second Quarter	$30.93	$27.65
First Quarter	$30.44	$27.24

Year Ending December 31, 2009	High	Low

Fourth Quarter	$31.00	$26.25

Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested in our common stock, with the cumulative total return (assuming reinvestment of dividends) on $100 invested in each of the NASDAQ Composite Index, S&P 500 Index and an aggregate of peer issuers in the information industry since October 7, 2009, the date our Class A common stock was first publicly traded. The peer issuers used for this graph are Dun & Bradstreet Corporation, Equifax Inc., Factset Research Systems Inc., Fair Isaac Corporation, Morningstar, Inc., MSCI Inc., and Solera Holdings, Inc. Each peer issuer was weighted according to its respective market capitalization on October 7, 2009.

COMPARISON OF CUMULATIVE TOTAL RETURN
Assumes $100 Invested on Oct. 07, 2009
Assumes Dividend Reinvested
Fiscal Year Ending Dec. 31, 2010

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by the Company during the period covered by this report.

Issuer Purchases of Equity Securities

On April 29, 2010, our board of directors authorized a $150.0 million share repurchase program, or the Repurchase Program, of our common stock. On October 19, 2010, our board of directors authorized an additional $150.0 million for the Repurchase Program for a total of $300.0 million. Under the Repurchase Program, we may repurchase stock in the open market or as otherwise determined by us. These authorizations have no expiration dates, although they may be suspended or terminated at any time. Our shares repurchased for the quarter ended December 31, 2010 is set forth below:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased(1)	per Share(2)	or Programs	Plans or Programs
				(In thousands)

October 1, 2010 through October 31, 2010	7,714,700	$28.16	414,700	$152,753
November 1, 2010 through November 30, 2010	1,041,507	$30.45	1,041,507	$121,039
December 1, 2010 through December 31, 2010	1,668,839	$33.20	1,010,589	$87,488

	10,425,046	$31.19	2,466,796

(1)	Includes 7,583,532 and 374,718 Verisk Class B-1 and Class B-2 shares, respectively, repurchased in connection with our follow-on offering, which was not a part of the Repurchase Program.

(2)	Average price paid in the stock repurchases above excludes the shares mentioned in note (1).

Item 6.	Selected Financial Data

The following selected historical financial data should be read in conjunction with, and are qualified by reference to, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 are derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from audited consolidated financial statements that are not included in this annual report on Form 10-K. The consolidated balance sheet data as of December 31, 2006 is derived from unaudited consolidated financial statements that are not included in this annual report on Form 10-K. Results for the year ended December 31, 2010 are not necessarily indicative of results that may be expected in any other future period.

Between January 1, 2006 and December 31, 2010 we acquired 15 businesses, which may affect the comparability of our consolidated financial statements.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except for share and per share data)

Statement of income data:
Revenues:
Risk Assessment revenues	$542,138	$523,976	$504,391	$485,160	$472,634
Decision Analytics revenues	596,205	503,128	389,159	317,035	257,499

Revenues	1,138,343	1,027,104	893,550	802,195	730,133

Expenses:
Cost of revenues	463,473	491,294	386,897	357,191	331,804
Selling, general and administrative	166,374	162,604	131,239	107,576	100,124

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except for share and per share data)

Depreciation and amortization of fixed assets	40,728	38,578	35,317	31,745	28,007
Amortization of intangible assets	27,398	32,621	29,555	33,916	26,854
Acquisition related liabilties adjustment(1)	(544)	—	—	—	—

Total expenses	697,429	725,097	583,008	530,428	486,789

Operating income	440,914	302,007	310,542	271,767	243,344
Other income/(expense):
Investment income	305	195	2,184	8,451	6,476
Realized gains/(losses) on securities, net	95	(2,332)	(2,511)	857	(375)
Interest expense	(34,664)	(35,265)	(31,316)	(22,928)	(16,668)

Total other expense, net	(34,264)	(37,402)	(31,643)	(13,620)	(10,567)

Income from continuing operations before income taxes	406,650	264,605	278,899	258,147	232,777
Provision for income taxes	(164,098)	(137,991)	(120,671)	(103,184)	(91,992)

Income from continuing operations	242,552	126,614	158,228	154,963	140,785
Loss from discontinued operations, net of tax(2)	—	—	—	(4,589)	(1,805)

Net income	$242,552	$126,614	$158,228	$150,374	$138,980

Basic net income/(loss) per share(3):
Income from continuing operations	$1.36	$0.72	$0.87	$0.77	$0.68
Loss from discontinued operations	—	—	—	(0.02)	(0.01)

Basic net income per share	$1.36	$0.72	$0.87	$0.75	$0.67

Diluted net income/(loss) per share(3):
Income from continuing operations	$1.30	$0.70	$0.83	$0.74	$0.65
Loss from discontinued operations	—	—	—	(0.02)	(0.01)

Diluted net income per share	$1.30	$0.70	$0.83	$0.72	$0.64

Weighted average shares outstanding(3):
Basic	177,733,503	174,767,795	182,885,700	200,846,400	206,548,100

Diluted	186,394,962	182,165,661	190,231,700	209,257,550	215,143,350

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except for share and per share data)

Other data:
EBITDA(4):
Risk Assessment EBITDA	$268,417	$210,928	$222,706	$212,780	$202,872
Decision Analytics EBITDA	240,079	162,278	152,708	124,648	95,333

EBITDA	$508,496	$373,206	$375,414	$337,428	$298,205

The following is a reconciliation of income from continuing operations to EBITDA:
Income from continuing operations	$242,552	$126,614	$158,228	$154,963	$140,785
Depreciation and amortization of fixed and intangible assets	68,126	71,199	64,872	65,661	54,861
Acquisition related liabilities adjustment(1)	(544)	—	—	—	—
Investment income and realized (gains)/losses on securities, net	(400)	2,137	327	(9,308)	(6,101)
Interest expense	34,664	35,265	31,316	22,928	16,668
Provision for income taxes	164,098	137,991	120,671	103,184	91,992

EBITDA	$508,496	$373,206	$375,414	$337,428	$298,205

The following table sets forth our consolidated balance sheet data as of December 31:

	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$54,974	$71,527	$33,185	$24,049	$99,152
Total assets	$1,217,090	$996,953	$928,877	$830,041	$739,282
Total debt(5)	$839,543	$594,169	$669,754	$438,330	$448,698
Redeemable common stock(6)	$—	$—	$749,539	$1,171,188	$1,125,933
Stockholders’ deficit(7)	$(114,442)	$(34,949)	$(1,009,823)	$(1,203,348)	$(1,123,977)

(1)	During the third quarter of 2010, we reevaluated the probability of TierMed achieving the specified predetermined EBITDA and revenue targets and reversed its contingent consideration related to this acquisition.

(2)	As of December 31, 2007, we discontinued operations of our claim consulting business located in New Hope, Pennsylvania and the United Kingdom. There was no impact of discontinued operations on the results of operations for the years ended December 31, 2010, 2009 and 2008.

(3)	In conjunction with the IPO, the stock of Insurance Services Office, Inc. converted to stock of Verisk Analytics, Inc, which effected a fifty-for-one stock split of its common stock. The numbers in the above table reflect this stock split.

(4)	Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations or cash flow from operating activities reported under GAAP. Management uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of company performance. Some of these limitations are:

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

• Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

(5)	Includes capital lease obligations.

(6)	Prior to our corporate reorganization, we were required to record our Class A common stock and vested options at redemption value at each balance sheet date as the redemption of these securities was not solely within our control, due to our contractual obligations to redeem these shares. We classified this redemption value as redeemable common stock. After our IPO, we were no longer obligated to redeem these shares and therefore we reversed the redeemable common stock balance. See Note 14 to our consolidated financial statements included in this annual report on Form 10-K for further information.

(7)	Subsequent to our corporate reorganization, share repurchases are recorded as treasury stock within stockholders’ deficit, as we intend to reissue shares from treasury stock in the future. For the year ended December 31, 2010, we repurchased $422.3 million of treasury stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On May 23, 2008, in contemplation of our IPO, Insurance Service Office, Inc., or ISO, formed Verisk Analytics, Inc., or Verisk, a Delaware corporation, to be the holding company for our business. Verisk was initially formed as a wholly-owned subsidiary of ISO. On October 6, 2009 in connection with our IPO, we effected a reorganization whereby ISO became a wholly-owned subsidiary of Verisk. We did not receive any proceeds from the sale of common stock in the offering.

On October 1, 2010, we completed a follow-on public offering of 21,885,092 shares of Class A common stock sold by selling stockholders. We did not receive any proceeds from the sale of common stock in the offering. The primary purpose of the offering was to manage and organize the sale by Class B insurance company shareholders while providing incremental public float. Concurrently with the closing of the follow-on public offering, we repurchased 7.3 million shares of Class B common stock, for an aggregate purchase price of $192.5 million.

We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry.

Our Risk Assessment segment revenues represented approximately 47.6% and 51.0% of our revenues for the years ended December 31, 2010 and 2009, respectively. Our Decision Analytics segment provides solutions our customers use to analyze the processes of the Verisk Risk Analysis Framework: Loss Prediction, Fraud Identification and Detection, and Loss Quantification. Our Decision Analytics segment revenues represented approximately 52.4% and 49.0% of our revenues for the years ended December 31, 2010 and 2009, respectively.

Executive Summary

Key Performance Metrics

We believe our business’s ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year over year revenue growth and EBITDA margin as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures, see Note 4 within Item 6. Selected Financial Data included in this annual report on Form 10-K.

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

Revenues

We earn revenues through subscriptions, long-term agreements and on a transactional basis. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud solution or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. Our long-term agreements are generally for periods of three to seven years. We recognize revenue from subscriptions ratably over the term of the subscription and most long-term agreements are recognized ratably over the term of the agreement.

Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application or loan, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For the years ended December 31, 2010 and 2009, 30.2% and 29.0% of our revenues, respectively, were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.

Approximately 84.0% and 83.8% of the revenues in our Risk Assessment segment for the years ended December 31, 2010 and 2009, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 56.8% and 57.7% of the revenues in our Decision Analytics segment, for the years ended December 31, 2010 and 2009, respectively, were derived from subscriptions and long-term agreements for our solutions.

Principal Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs (described under “Equity Compensation Costs” below), sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 65.4% and 67.6% of our total expenses for the years ended December 31, 2010 and 2009, respectively. The higher percentage of personnel expenses in 2009 is primarily related to the accelerated ESOP allocation that occurred prior to our initial IPO. The accelerated ESOP allocation resulted in a one time, non-cash charge of $57.7 million. Excluding this accelerated ESOP allocation, personnel expenses represented 64.8% of our total expenses for the year ended December 31, 2009.

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

Description of Acquisitions

We have acquired six businesses since January 1, 2009. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods. The acquisitions noted below are all integrated within our Decision Analytics segment.

On December 16, 2010, we acquired 100% of the common stock of 3E Company, or 3E, a global source for a comprehensive suite of environmental health and safety compliance solutions for a net cash purchase price of approximately $107.3 million, of which $7.7 million was used to fund indemnity escrows. We are still evaluating the allocation of purchase price. Within our Decision Analytics segment, 3E overlaps the customer sets served by our other supply chain risk management solutions and helps our customers across a variety of vertical markets address their environmental health and safety issues. See Note 10 to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchase allocation.

On December 14, 2010, we acquired 100% of the common stock of Crowe Paradis Services Corporation, or CP, a leading provider of claims analysis and compliance solutions for the property/casualty insurance industry, for a net cash purchase price of approximately $90.3 million, of which $6.8 million was used to fund indemnity escrows. We are still evaluating the allocation of purchase price. Within our Decision Analytics segment, CP offers solutions for complying with the Medicare Secondary Payer (MSP) Act, provides services to many of the largest worker’s compensation insurers, third-party administrators (TPAs), and self-insured companies which enhances solutions we currently offer. See Note 10 to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchase allocation.

On February 26, 2010, we acquired 100% of the common stock of Strategic Analytics, Inc., or SA, a privately owned provider of credit risk and capital management solutions to consumer and mortgage lenders, for a net cash purchase price of $7.9 million of which $1.5 million was used to fund indemnity escrows. Within our Decision Analytics segment, SA’s solutions and application set will allow our customers to take advantage of state-of-the-art loss forecasting, stress testing, and economic capital requirement tools to better understand and forecast the risk associated within their credit portfolios. See Note 10 to our consolidated financial statements included in this annual report on Form 10-K for the purchase allocation.

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

We accrue compensation expense over the reporting period equal to the fair value of the shares to be released to the ESOP. Depending on the number of shares released to the plan during the quarter and the fluctuation in the fair value of the shares, a corresponding increase or decrease in compensation expense will occur. The amount of our equity compensation costs recognized for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
		(In thousands)

ESOP costs by contribution type:
401(k) matching contribution expense	$9,932	$7,604	$8,570
Profit sharing contribution expense	1,641	1,139	1,141
ESOP allocation expense	—	67,322	12,563

Total ESOP cost	$11,573	$76,065	$22,274

ESOP costs by segment:
Risk Assessment ESOP costs	$6,861	$43,641	$14,055
Decision Analytics ESOP costs	4,712	32,424	8,219

Total ESOP cost	$11,573	$76,065	$22,274

In connection with our IPO, on October 6, 2009, we accelerated our future ESOP allocation contribution through the end of the ESOP in 2013, to all participants eligible for a contribution in 2009. This resulted in a non-recurring non-cash charge of approximately $57.7 million in the fourth quarter of 2009. As a result, subsequent to the offering, the non-cash ESOP allocation expense was substantially reduced for future periods. Excluding the ESOP allocation, expense relating specifically to our 401(k) and profit sharing plans were $11.6 million, $8.7 million and $9.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In addition, the portion of the ESOP allocation expense related to the appreciation of the value of the shares in the ESOP above the value of those shares when the ESOP was first established is not tax deductible.

Prior to our IPO, we granted to key employees nonqualified stock options covered under the Insurance Services Office, Inc. 1996 Incentive Plan, or the Option Plan. Subsequent to the IPO, nonqualified stock options granted to key employees are covered under the Verisk Analytics, Inc. 2009 Equity Incentive Plan, the Incentive Plan. All of the Company’s outstanding stock options are covered under the Incentive Plan or the Option Plan. See Stock-Based Compensation section within our Critical Accounting Policies and Estimates and Note 16 in our consolidated financial statements included in this annual report on Form 10-K.

Prior to our IPO, our Class A stock and vested stock options were recorded within redeemable common stock at full redemption value at each balance sheet date, as the redemption of these securities was not solely within the control of the Company. Effective with the corporate reorganization that occurred on October 6, 2009, we are no longer obligated to redeem Class A stock and therefore are not required to present our Class A stock and vested stock options at redemption value. Our financial results for the fourth quarter of 2009 reflect a reversal of the redeemable common stock. The reversal of the redeemable common stock of $1,064.9 million on October 6, 2009 resulted in the elimination of accumulated deficit of $440.6 million, an increase of $0.1 million to Class A common stock at par value, an increase of $624.3 million to additional paid-in-capital, and a reclassification of the ISO Class A unearned common stock shares balance within the ISO 401(k) Savings and Employee Stock Ownership Plan, or KSOP, of $1.3 million to unearned KSOP contributions. See Note 14 in our consolidated financial statements included in this annual report on Form 10-K.

Public Company Expenses

Beginning in 2008, our selling, general and administrative costs increased as we prepared for our IPO. These costs were $7.0 million and $6.5 million for the year ended December 31, 2009 and 2008 and negatively affected our EBITDA margins by 0.7% for each of the year ended December 31, 2009 and 2008. Following our IPO, we incurred additional selling, general and administrative expenses related to operating as a public company, such as increased legal and accounting expenses, the cost of an investor relations function, costs related to Section 404 of the Sarbanes-Oxley Act of 2002, and increased director and officer insurance premiums.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated Results of Operations

Revenues

Revenues were $1,138.3 million for the year ended December 31, 2010 compared to $1,027.1 million for the year ended December 31, 2009, an increase of $111.2 million or 10.8%. In 2010 and the latter half of 2009, we acquired five companies, TierMed, Enabl-u, Strategic Analytics, CP, and 3E, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. Recent acquisitions provided an increase of $10.5 million in revenues for the year ended December 31, 2010. Excluding recent acquisitions, revenues increased $100.7 million, which included an increase in our Risk Assessment segment of $18.1 million and an increase in our Decision Analytics segment of $82.6 million. Refer to the Results of Operations by Segment within this section for further information regarding our revenues.

Cost of Revenues

Cost of revenues was $463.5 million for the year ended December 31, 2010 compared to $491.3 million for the year ended December 31, 2009, a decrease of $27.8 million or 5.7%. This decrease was primarily due to the accelerated ESOP allocation that occurred in 2009, which resulted in the elimination of substantially all future ESOP allocation expense. In 2010 and 2009, our ESOP allocation expense for the year was $0.0 million and $51.9 million, respectively. The reduction in our cost of revenues was offset by recent acquisitions, which provided an increase of $6.4 million in cost for the year ended December 31, 2010. Excluding the impact of the accelerated ESOP allocation in 2009 and the cost associated with our recent acquisitions, our cost of revenues increased $17.7 million or 4.0%. The increase was primarily due to increases in salaries and employee benefits cost of $16.9 million; $4.1 million of data and consultants costs incurred in connection with the growth in our property-specific rating and underwriting information, and fraud identification and detection solutions; and other general expenses of $0.3 million. These increases in costs were partially offset by a $2.7 million increase in state employment tax credit and a reduction in office maintenance expense of $0.9 million.

The increase in salaries and employee benefits of $16.9 million includes an increase of $24.6 million in annual salaries and employee benefits such as medical costs and long-term incentive plan, and was partially offset by a decrease of $7.7 million in pension costs. The increase in salaries and benefit costs is related to a modest increase in employee headcount, primarily in Decision Analytics. The pension cost decreased $7.7 million primarily due to the partial recovery in 2009 of the fair value of our pension investments.

Selling, General and Administrative

Selling, general and administrative expenses, or SGA, were $166.4 million for the year ended December 31, 2010 compared to $162.6 million for the year ended December 31, 2009, an increase of $3.8 million or 2.3%. Excluding the impact of the accelerated ESOP allocation in 2009 of $15.4 million and costs associated with our recent acquisitions of $4.8 million, SGA increased $14.4 million or 9.8%. The increase was primarily due to an increase in salaries and employee benefits of $14.4 million, which includes annual salary increases, medical costs, commissions, and long-term incentive plan. Other increases were costs related to advertising and marketing of $2.5 million and other general expenses of $2.1 million. These increases were partially offset by a decrease in legal costs primarily related to our IPO in 2009 of $2.8 million and a reduction in pension cost of $1.8 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $40.7 million for the year ended December 31, 2010 compared to $38.6 million for the year ended December 31, 2009, an increase of $2.1 million or 5.6%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.

Amortization of Intangible Assets

Amortization of intangible assets was $27.4 million for the year ended December 31, 2010 compared to $32.6 million for the year ended December 31, 2009, a decrease of $5.2 million or 16.0%. This decrease was primarily related to a decrease of $6.3 million of amortization of intangible assets associated with prior acquisitions that have been fully amortized; partially offset by $1.1 million of amortization of intangible assets associated with recent acquisitions.

Acquisition Related Liabilities Adjustment

Acquisition related liabilities adjustment was a benefit of $0.5 million for the year ended December 31, 2010; there was no such adjustment in 2009. This benefit was as a result of a reduction of $0.5 million to contingent consideration due to the reduced probability of TierMed, a recent acquisition, achieving the EBITDA and revenue earnout targets set at the time of the acquisition.

Investment Income and Realized Gains/(Losses) on Securities, Net

Investment income and realized gains/(losses) on securities, net, was a gain of $0.4 million for the year ended December 31, 2010 as compared to a loss of $2.1 million for the year ended December 31, 2009, an increase of $2.5 million.

Interest Expense

Interest expense was $34.7 million for the year ended December 31, 2010 compared to $35.3 million for the year ended December 31, 2009, a decrease of $0.6 million or 1.7%. This decrease was primarily due to reduced interest costs as a result of a decrease in average debt outstanding of approximately $605 million in 2010 compared to approximately $650 million in 2009, coupled with a decrease in our interest rate on borrowings from our syndicated revolving credit facility from LIBOR plus 2.50% to LIBOR plus 1.75%. The decrease in borrowing rate was the result of an amendment to the facility on September 10, 2010. These reductions were partially offset by an increase in the amortization of debt issuance costs related to the syndicated credit facility, which had been entered into in July of 2009.

Provision for Income Taxes

The provision for income taxes was $164.1 million for the year ended December 31, 2010 compared to $138.0 million for the year ended December 31, 2009, an increase of $26.1 million or 18.9%. The effective tax rate was 40.4% for the year ended December 31, 2010 compared to 52.2% for the year ended December 31, 2009. The effective rate for the year ended December 31, 2010 was lower due to a decrease in nondeductible expenses in 2010 versus 2009 related to the KSOP.

EBITDA Margin

The EBITDA margin for our consolidated results was 44.7% for the year ended December 31, 2010 compared to 36.3% for the year ended December 31, 2009. Our EBITDA margin does not reflect any ESOP allocation expense in 2010 due to the accelerated ESOP allocation that occurred in 2009. The ESOP allocation expense of $67.3 million in 2009 negatively impacted our 2009 EBITDA margin by approximately 6.6%. Also included in the calculation of our 2009 EBITDA margin are costs of $7.0 million associated with the preparation of our IPO for the year ended December 31, 2009, which also negatively impacted our margin by

0.7%. For our 2010 EBITDA margin, a decrease in pension costs of $9.5 million positively impacted our margin by approximately 0.8%.

Results of Operations by Segment

Risk Assessment

Revenues

Revenues were $542.1 million for the year ended December 31, 2010 as compared to $524.0 million for the year ended December 31, 2009, an increase of $18.1 million or 3.5%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs’ solutions and the addition of new customers. The increase of $5.0 million or 3.8% within property-specific rating and underwriting information revenues is due partially to growth in property appraisal solutions and community rating services.

Our revenue by category for the periods presented is set forth below:

	Year Ended
	December 31,		Percentage
	2010	2009	Change
	(In thousands)

Industry-standard insurance programs	$353,501	$341,079	3.6%
Property-specific rating and underwriting information	137,071	132,027	3.8%
Statistical agency and data services	29,357	28,619	2.6%
Actuarial services	22,209	22,251	(0.2)%

Total Risk Assessment	$542,138	$523,976	3.5%

Cost of Revenues

Cost of revenues for our Risk Assessment segment was $194.7 million for the year ended December 31, 2010 compared to $230.5 million for the year ended December 31, 2009, a decrease of $35.8 million or 15.5%. Excluding the impact of the accelerated ESOP allocation in 2009 of $29.7 million, our cost of revenues decreased by $6.1 million or 3.0%. This decrease was primarily due to decrease in salaries and employee benefits costs of $3.1 million, a $2.2 million increase in state employment tax credit, office maintenance expense of $1.1 million and $0.7 million of other general expenses. These decreases were partially offset by an increase in data and consultant costs of $1.0 million incurred primarily in connection with the revenues from our property-specific rating and underwriting information solutions.

The decrease in salaries and employee benefits of $3.1 million includes $6.5 million reduction in pension costs and was partially offset by an increase of $3.4 million in salary and employee benefit costs, which include annual salary increases and long-term incentive plans across a relatively constant employee headcount.

Selling, General and Administrative

Selling, general and administrative expenses for our Risk Assessment segment were $79.0 million for the year ended December 31, 2010 compared to $82.5 million for the year ended December 31, 2009, a decrease of $3.5 million or 4.3%. Excluding the impact of the accelerated ESOP allocation in 2009 of $8.7 million, SGA increased $5.2 million or 7.0%. The increase was primarily due to an increase in salaries and employee benefits of $6.1 million, which includes annual salary increases, medical costs, commissions, and long-term incentive plan expense and an increase in other general expenses of $1.4 million. These increases were partially offset by a decrease in pension cost of $1.4 million and decrease in legal costs primarily related to our IPO in 2009 of $0.9 million.

EBITDA Margin

The EBITDA margin for our Risk Assessment segment was 49.5% for the year ended December 31, 2010 compared to 40.3% for the year ended December 31, 2009. The impact of the accelerated ESOP allocation of $38.4 million in 2009 negatively affected our margin by approximately 7.3%. In addition, included in our 2009 EBITDA margin are costs of $4.0 million associated with the preparation of our IPO for the year ended December 31, 2009, which negatively impacted our margin of 0.8%. For our 2010 EBITDA margin, decreased pension costs of $7.9 million positively impacted our margin by approximately 1.5%.

Decision Analytics

Revenues

Revenues for our Decision Analytics segment were $596.2 million for the year ended December 31, 2010 compared to $503.1 million for the year ended December 31, 2009, an increase of $93.1 million or 18.5%. Recent acquisitions accounted for an increase of $10.5 million in revenues for the year ended December 31, 2010. Our fraud identification and detection solutions revenue increased $47.7 million or 17.5%. Excluding the recent acquisitions, our fraud identification and detection solutions revenue increased $42.5 million primarily due to an increase in services sold in our fraud detection and forensic audit services for the mortgage lenders and mortgage insurance industries. Revenue increased in our loss prediction solutions of $21.1 million or 15.4%. Excluding the recent acquisitions, our loss prediction solutions increased $15.8 million primarily due to new customers and increased penetration of our existing customers. Our loss quantification solution revenues increased $24.3 million or 26.2%, as a result of new customer contracts and new solutions.

Our revenue by category for the periods presented is set forth below:

	Year Ended
	December 31,		Percentage
	2010	2009	Change
	(In thousands)

Fraud identification and detection solutions	$320,781	$273,103	17.5%
Loss prediction solutions	158,406	137,328	15.4%
Loss quantification solutions	117,018	92,697	26.2%

Total Decision Analytics	$596,205	$503,128	18.5%

Cost of Revenues

Cost of revenues for our Decision Analytics segment was $268.8 million for the year ended December 31, 2010 compared to $260.8 million for the year ended December 31, 2009, an increase of $8.0 million or 3.0%. Excluding the impact of the accelerated ESOP allocation in 2009 of $22.2 million and costs associated with recent acquisitions of $6.4 million, our cost of revenues increased by $23.8 million or 10.0%. This increase is primarily due to an increase in salary and employee benefits of $20.0 million; data and consultant costs of $3.1 million incurred primarily related to the revenue growth in our fraud identification and detection solutions; other general expenses of $1.0 million; and office maintenance expense of $0.2 million offset by a $0.5 million increase in state employment tax credit.

The increase in salaries and employee benefits of $20.0 million includes $21.2 million increase in salaries and employee benefit costs, medical expense, and long-term incentive plans, including the IPO stock option grant; and is partially offset by decreases in pension of $1.2 million. The increase in salaries and benefit costs is related to a modest increase in employee headcount relative to the 18.5% revenue growth in our Decision Analytic revenues.

Selling, General and Administrative

Selling, general and administrative expenses for our Decision Analytics segment were $87.4 million for the year ended December 31, 2010 compared to $80.1 million for the year ended December 31, 2009, an increase of $7.3 million or 9.2%. Excluding the impact of the accelerated ESOP allocation in 2009 of $6.7 million and cost associated with recent acquisitions of $4.8 million, SGA increased $9.2 million or 12.5%. The increase was primarily due to an increase in salaries and employee benefits of $8.3 million, which includes annual salary increases, medical costs, commissions, and long-term incentive plan. Other increases were costs related to advertising and marketing of $2.4 million and an increase in other general expenses of $0.8 million. These increases were partially offset by a decrease in legal costs primarily related to our IPO of $1.9 million and decreased pension cost of $0.4 million.

EBITDA Margin

The EBITDA margin for our Decision Analytics segment was 40.3% for the year ended December 31, 2010 compared to 32.3% for the year ended December 31, 2009. The impact of the accelerated ESOP allocation of $28.9 million in 2009 negatively affected our margin by approximately 5.8%. In addition, included in our 2009 EBITDA margin are IPO related costs of $3.0 million, which negatively impacted our margin by 0.6%.

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

Cost of Revenues

Cost of revenues was $491.3 million for the year ended December 31, 2009 compared to $386.9 million for the year ended December 31, 2008, an increase of $104.4 million or 27.0%. The increase was primarily due to the accelerated ESOP allocation, which resulted in a non-recurring non-cash charge of $44.4 million prior to our IPO and costs related to the newly acquired companies of $17.7 million. Excluding the accelerated ESOP allocation and the effect of the newly acquired companies, our cost of revenues increased $42.3 million or 10.9%. The increase was primarily due to costs related to an increase in salaries and employee benefits costs of $32.2 million, which include annual salary increases, medical costs, and pension cost. Pension cost represents $15.0 million of the salaries and employee benefit costs increase due to the decline in the market values of pension investments as a result of the global economic downturn in 2008. Other increases include third party data costs of $10.5 million primarily in our Decision Analytics segment and office maintenance fees of $1.4 million. These increases were partially offset by a decrease in other operating expenses of $1.8 million, which include travel and auto related costs.

Selling, General and Administrative

Selling, general and administrative expenses were $162.6 million for the year ended December 31, 2009 compared to $131.2 million for the year ended December 31, 2008, an increase of $31.4 million or 23.9%. The increase was primarily due to the accelerated ESOP allocation, which resulted in a non-recurring non-cash charge of $13.3 million prior to our IPO and costs related to the newly acquired companies of $12.7 million. Excluding the accelerated ESOP allocation and the effect of the newly acquired companies, our selling, general and administrative expenses increased $5.4 million or 4.1%. The increase was primarily due to an increase in salaries and employee benefits costs of $10.3 million, which include annual salary increases, medical costs, commissions and pension costs across a relatively constant employee headcount. Pension costs represent $3.1 million of the increases in salaries and employee benefit costs due to the decline in the market values of pension investments as a result of the global economic downturn in 2008. Other increases were attributed to other general expenses of $0.9 million. These increases were partially offset by a decrease in legal costs of $3.8 million and an insurance cost recovery of $2.0 million.

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

Investment Income and Realized (Losses)/Gains on Securities, Net

Investment income and realized (losses)/gains on securities, net was $(2.1) million for the year ended December 31, 2009 compared to $(0.3) million for the year ended December 31, 2008, an increased loss of $1.8 million. Investment income for the year ended December 31, 2009 includes $0.3 million of investment income, partially offset by $2.4 million of other-than temporary impairment primarily related to a cost basis private equity investment in a telematics business. Investment income for the year ended December 31, 2008 consisted of $2.2 million of investment income, partially offset by a $(2.5) million realized loss on sale of securities. The decrease in investment income was primarily the result of the termination of the shareholder loan program in 2008.

Interest Expense

Interest expense was $35.3 million for the year ended December 31, 2009 compared to $31.3 million for the year ended December 31, 2008, an increase of $4.0 million or 12.6%. This increase is primarily due to an increase in the weighted average interest rate on our outstanding borrowings during the year ended December 31, 2009.

Provision for Income Taxes

The provision for income taxes was $138.0 million for the year ended December 31, 2009 compared to $120.7 million for the year ended December 31, 2008, an increase of $17.3 million or 14.4%. The effective tax rate was 52.2% for the year ended December 31, 2009 compared to 43.3% for the year ended December 31, 2008. The 2009 rate is higher due to the non-recurring, non-cash costs associated with the accelerated ESOP allocation and certain IPO related costs that are not tax deductible.

EBITDA Margin

The EBITDA margin for our consolidated results was 36.3% for the year ended December 31, 2009 compared to 42.0% for the year ended December 31, 2008. Included in the calculation of our EBITDA margin for the year ended December 31, 2009 are non-recurring, non-cash costs of $57.7 million associated with the accelerated ESOP allocation prior to our IPO, representing a 5.6% negative impact in EBITDA margin, and increased pension costs of $18.1 million, representing a 1.8% negative impact on our EBITDA margin. Also included in the calculation of our EBITDA margin are costs of $7.0 million and $6.5 million associated with the preparation for our IPO for the years ended December 31, 2009 and 2008, respectively, which represents a 0.7% negative impact in EBITDA margin for each period.

Results of Operations by Segment

Risk Assessment

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

	Year Ended
	December 31,		Percentage
	2009	2008	Change
	(In thousands)

Industry-standard insurance programs	$341,079	$329,858	3.4%
Property-specific rating and underwriting information	132,027	125,835	4.9%
Statistical agency and data services	28,619	27,451	4.3%
Actuarial services	22,251	21,247	4.7%

Total Risk Assessment	$523,976	$504,391	3.9%

Cost of Revenues

Cost of revenues for our Risk Assessment segment was $230.5 million for the year ended December 31, 2009 compared to $199.9 million for the year ended December 31, 2008, an increase of $30.6 million or 15.3%. The increase was primarily due to the accelerated ESOP allocation, which resulted in a non-recurring non-cash charge of $25.4 million prior to our IPO. Excluding the accelerated ESOP allocation, our cost of revenues increased $5.2 million or 2.6%. The increase was primarily due to an increase in salaries and employee benefits costs of $10.1 million, primarily related to pension costs of $12.7 million resulting from the global economic downturn experienced in 2008, partially offset by a decrease in salaries due to a slight reduction in headcount. There was also an increase in office maintenance fees of $0.3 million. The increase was partially offset by a decrease in other operating expenses of $3.8 million, which include decreases in travel and auto related costs, and a decrease in data and consultant costs of $1.4 million.

Selling, General and Administrative

Selling, general and administrative expenses for our Risk Assessment segment were $82.5 million for the year ended December 31, 2009 compared to $81.8 million for the year ended December 31, 2008, an increase of $0.7 million or 0.9%. Included within the increase in SGA is the accelerated ESOP allocation, which resulted in a non-recurring non-cash charge of $7.5 million. Excluding this accelerated ESOP charge, our SGA decreased $6.8 million or 8.2%. The decrease was primarily due to lower legal costs of $4.1 million primarily associated with the preparation for our IPO in 2008, an insurance cost recovery of $1.7 million and other general expenses of $1.4 million. These decreases was partially offset by an increase in salaries and employee benefit costs of $0.4 million, which include increased pension costs of $2.4 million offset by a decrease in salaries and other employee benefits.

EBITDA Margin

The EBITDA margin for our Risk Assessment segment was 40.3% for the year ended December 31, 2009 compared to 44.2% for the year ended December 31, 2008. Included in the calculation of our EBITDA margin for the year ended December 31, 2009, are non-recurring, non-cash costs of $32.9 million associated with the accelerated ESOP allocation prior to our IPO, representing a 6.3% negative impact in EBITDA margin, and increased pension costs of $15.1 million, representing a 2.8% negative impact on our EBITDA margin. Also included in the calculation of our EBITDA margin are costs of $4.1 and $5.8 million associated with the preparation for our IPO for the year ended December 31, 2009 and December 31, 2008, respectively, representing a 0.8% and 1.1% negative impact, respectively, in EBITDA margin for each period.

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

Cost of Revenues

Cost of revenues for our Decision Analytics segment was $260.8 million for the year ended December 31, 2009 compared to $187.0 million for the year ended December 31, 2008, an increase of $73.8 million or 39.5%. The increase was primarily due to the accelerated ESOP allocation, which resulted in a non-cash non-recurring charge of $19.0 million prior to our IPO and costs related to the newly acquired companies of $17.7 million. Excluding the accelerated ESOP allocation and the effect of the newly acquired companies, our cost of revenues increased $37.1 million or 19.8%. The increase is primarily due to an increase in salaries and employee benefits of $22.1 million, which includes annual salary increases, medical costs and equity compensation and pension costs. This increase in salaries and employee benefit costs is related to a modest increase in employee headcount relative to the 27.6% revenue growth in our fraud identification and detection solutions and to an increase pension cost of $2.3 million due to the global economic downturn experienced in 2008. Other increases include third party data costs of $11.9 million, an increase in other operating expenses of $2.0 million, which include technology costs, and an increase in office maintenance costs of $1.1 million.

Selling, General and Administrative

Selling, general and administrative expenses were $80.1 million for the year ended December 31, 2009 compared to $49.4 million for the year ended December 31, 2008, an increase of $30.7 million or 62.2%. The increase is primarily due to the accelerated ESOP allocation, which resulted in a non-cash non-recurring charge of $5.8 million prior to our IPO and costs related to the newly acquired companies of $12.7 million. Excluding the accelerated ESOP allocation and the effect of the newly acquired companies, our SGA increased $12.2 million or 24.7%. The increase was primarily due to an increase in salaries and employee benefits costs of $9.9 million, which include annual salary increases, medical costs and pension cost of $0.7 million. Other increases include an increase in legal costs of $0.3 million, and other general expenses of $2.3 million, partially offset by an insurance cost recovery of $0.3 million.

EBITDA Margin

The EBITDA margin for our Decision Analytics segment was 32.3% for the year ended December 31, 2009 compared to 39.2% for the year ended December 31, 2008. Included in the calculation of our EBITDA margin for the year ended December 31, 2009 are non-recurring non-cash costs of $24.8 million associated with the accelerated ESOP allocation prior to our IPO, representing a 4.9% negative impact in EBITDA margin, and increased pension costs of $3.0 million, representing a 0.6% negative impact on our EBITDA margin. Also included in the calculation of our EBITDA margin are costs of $2.9 and $0.7 million associated with the preparation for our IPO for the years ended December 31, 2009 and December 31, 2008 representing a 0.6% and 0.2% negative impact, respectively, in EBITDA margin.

Quarterly Results of Operations

The following table sets forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2010. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this annual report on Form 10-K, and reflects all necessary adjustments for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Quarter Ended					For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Full Year	March 31,	June 30,	September 30,	December 31,	Full Year
	2010				2010	2009				2009

Statement of income data:
Revenues	$276,154	$281,677	$287,354	$293,158	$1,138,343	$245,751	$257,916	$258,311	$265,126	$1,027,104
Operating income	$106,414	$107,075	$113,718	$113,707	$440,914	$87,203	$87,851	$84,795	$42,158	$302,007
Net income/(loss)	$55,375	$58,404	$62,880	$65,893	$242,552	$44,915	$45,939	$42,205	$(6,445)	$126,614
Basic net income/(loss) per share:	$0.31	$0.32	$0.35	$0.38	$1.36	$0.26	$0.27	$0.24	$(0.04)	$0.72
Diluted net income/(loss) per share:	$0.29	$0.31	$0.34	$0.37	$1.30	$0.25	$0.26	$0.23	$(0.03)	$0.70

Liquidity and Capital Resources

As of December 31, 2010 and 2009 we had cash and cash equivalents and available-for-sale securities of $60.6 million and $77.0 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, including acquisition contingent payments, and to fuel our future growth plans.

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

Our capital expenditures, which include non-cash purchases of fixed assets and capital lease obligations, as a percentage of revenues for the years ended December 31, 2010, 2009, and 2008 were 3.6%, 4.3%, and 3.7%, respectively. We estimate our capital expenditures for 2011 will be approximately $60.0 million, which primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” The amounts capitalized in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed,” are not significant to the financial statements.

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2010, 2009, and 2008 we repurchased and redeemed $422.3 million, $46.7 million and $392.6 million, respectively, of our common stock. Included in the 2010 share repurchases are repurchases of $209.8 million of Class B, including $199.9 million and $9.9 million of Verisk Class B-1 and Class B-2, respectively, which were not a part of the Repurchase Program. A substantial portion of the share redemption included in the total above was completed pursuant to the terms of the Insurance Service Office, Inc. 1996 Incentive Plan, or the Option Plan.

We provide pension and postretirement benefits to certain qualifying active employees and retirees. Based on the pension funding policy, we expect to contribute approximately $25.8 million to the pension plan in 2011. Under the postretirement plan, we provide certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. We expect to contribute approximately $4.2 million to the postretirement plan in 2011. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K.

Financing and Financing Capacity

We had total debt, excluding capital lease and other obligations, of $835.0 million and $585.0 million at December 31, 2010 and 2009, respectively. The debt at December 31, 2010 was held under long-term loan facilities drawn to finance our stock repurchases and acquisitions.

As of December 31, 2010, our $575 million Syndicated Revolving Credit Facility due September 2014, or credit facility, is a committed facility, where as all of our long-term loan facilities are uncommitted facilities. We have financed and expect to finance our short-term working capital needs, stock repurchases and acquisition contingent payments through cash from operations and borrowings from a combination of our long-term facilities and our credit facility.

On January 19, 2010 and January 25, 2010, we repaid $10.0 million and $50.0 million, respectively, of our outstanding borrowings from the credit facility. On September 10, 2010, we amended our credit facility to increase the capacity by $155.0 million to $575.0 million, to extend the maturity of the credit facility to September 10, 2014 and to modify certain restrictions. We paid a one-time fee of $1.8 million, reduced our ongoing unused facility fees from 0.375% to 0.200% and reduced our borrowing rate from LIBOR plus 2.50% to LIBOR plus 1.75%. The one-time fee will be amortized over a four-year period, which is consistent with the remaining life of the credit facility. We had borrowings of $310.0 million and $60.0 million from our credit facility outstanding as of December 31, 2010 and 2009, respectively. We had available capacity of $263.0 million from our credit facility at December 31, 2010. Upon completion of our follow-on offering on October 1, 2010, we funded a portion of our share repurchase with proceeds from borrowings of $160.0 million under our credit facility of which we have repaid $105.0 million as of December 31, 2010. We also funded the acquisitions of 100% of the common stock of 3E Company and Crowe Paradis Services Corporation on

December 16, 2010 and December 14, 2010, respectively, with a portion of the proceeds from borrowings from our credit facility of $255.0 million.

The $575 million credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale and leaseback transactions, payments between us and our subsidiaries, cross defaults, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that during any period of four fiscal quarters we maintain a consolidated funded debt leverage ratio of below 3.0 to 1.0. We were in compliance with all debt covenants under the credit facility as of December 31, 2010.

We also have long-term loan facilities under uncommitted master shelf agreements with Aviva Investors North America, or Aviva, New York Life and Prudential Capital Group, or Prudential, with capacities at December 31, 2010 in the amounts of $20.0 million, $30.0 million and $115.0 million, respectively. We can borrow under the Aviva Master Shelf Agreement until December 10, 2011. On March 16, 2010, we amended the New York Life Master Shelf Agreement to increase the authorization of additional senior promissory notes from $100.0 million to $115.0 million, and to extend the maturity of the agreement through March 16, 2013. On August 30, 2010, we amended the Prudential Master Shelf Agreement to extend the maturity of the agreement through August 30, 2013.

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

On April 27, 2009, we issued a senior promissory note under an uncommitted master shelf agreement with Aviva in the aggregate principal amount of $30.0 million due April 27, 2013. Interest is payable quarterly at a fixed rate of 6.46%.

The notes outstanding under these facilities mature over the next six years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.07% and 6.11% for the years ended December 31, 2010 and 2009, respectively. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another company. The Aviva and New York Life Master Shelf Agreements also contain financial covenants that require us to maintain a fixed charge coverage ratio of no less than 275% during any period of four fiscal quarters and a leverage ratio of no more than 300% at the end of any fiscal quarter. The Prudential Master Shelf Agreement also contains financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and a leverage ratio of no more than 300% at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of December 31, 2010.

.

Cash Flow

The following table summarizes our cash flow data for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net cash provided by operating activities	$336,032	$326,401	$247,906
Net cash used in investing activities	$(243,689)	$(185,340)	$(130,466)
Net cash used in financing activities	$(108,787)	$(102,809)	$(107,376)

Operating Activities

Net cash provided by operating activities increased to $336.0 million for the year ended December 31, 2010 compared to $326.4 million for the year ended December 31, 2009. The increase in operating activities was primarily due to an increase in cash receipts from customers and a reduction in interest payments, partially offset by an increase in operating expense and tax payments during the year ended December 31, 2010. Increased pension contributions of $15.0 million in 2010, as well as the timing of certain annual bonus payments, mitigated the growth in our operating cash flow during the year ended December 31, 2010.

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

Investing Activities

Net cash used in investing activities was $243.7 million for the year ended December 31, 2010 and $185.3 million for the year ended December 31, 2009. The increase in cash used in investing activities was primarily due to an increase in acquisitions, including escrow funding, of $136.6 million partially offset by a decrease in earnout payments of $78.1 million.

Net cash used in investing activities was $185.3 million for the year ended December 31, 2009 and $130.5 million for the year ended December 31, 2008. The increase in net cash used in investing activities was principally due to increased cash paid for acquisitions, including escrow funding, of $48.5 million and an increase in purchases of fixed assets of $8.0 million.

Financing Activities

Net cash used in financing activities was $108.8 million for the year ended December 31, 2010 and $102.8 million for the year ended December 31, 2009. The increase in net cash used in financing activities can be attributed to an increase in share repurchases of $388.4 million primarily through our Repurchase Program and the shares repurchased as part of our follow-on public offering on October 1, 2010. The increase was partially offset by net debt receipts of $325.6 million and cash inflows from stock option exercises of $56.8 million.

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

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at December 31, 2010 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 years	3-5 years	5 Years
	(In thousands)

Contractual obligations
Debt	$934,461	$465,464	$225,611	$191,838	$51,548
Capital lease obligations	4,162	2,511	1,547	104	—
Operating leases	207,009	26,226	49,459	41,780	89,544
Earnout and contingent payments	7,893	3,500	4,393	—	—
Pension and postretirement plans(1)	204,179	30,392	67,949	64,496	41,342
Other long-term liabilities(2)	12,843	740	748	8,086	3,269

Total(3)	$1,370,547	$528,833	$349,707	$306,304	$185,703

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)	Other long-term liabilities consist of our ESOP contributions and employee-related deferred compensation plan. We also have a deferred compensation plan for our Board of Directors; however, based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table.

(3)	Unrecognized tax benefits of approximately $23.0 million have been recorded as liabilities in accordance with ASC 740, which have been omitted from the table above, as we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $7.8 million.

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

Stock-Based Compensation

On January 1, 2005, we adopted the new accounting standard for Share Based Payment using a prospective approach, which required us to record compensation expense for all awards granted after the date of adoption based on the grant date fair value. As the majority of annual grants have a four year vesting term, the compensation expense for 2005 through 2007 is not comparable in subsequent periods, as there is no compensation expense recorded for the vesting of awards granted from 2002 through 2004. The following table illustrates the amount of annual compensation expense resulting from the implementation of this standard using the prospective approach for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

2005 grants	$—	$757	$2,209
2006 grants	395	1,730	1,870
2007 grants	2,300	2,056	2,561
2008 grants	2,542	2,669	3,241
2009 grants	9,131	5,532	—
2010 grants	6,930	—	—

Total stock-based compensation	$21,298	$12,744	$9,881

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

Prior to our IPO, the fair value of the common stock underlying the stock-based compensation was determined quarterly on or about the final day of the quarter. The valuation methodology was based on a variety of qualitative and quantitative factors including the nature of the business and history of the enterprise, the economic outlook in general, the condition of the specific industries in which we operate, the financial condition of the business, our ability to generate free cash flow, and goodwill or other intangible asset value.

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

Goodwill and Intangibles

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in the accounting standard for Goodwill and Other Intangible Assets. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

As of December 31, 2010, we had goodwill and net intangible assets of $832.9 million, which represents 68.4% of our total assets. During fiscal year 2010, we performed an impairment test as of June 30, 2010 and confirmed that no impairment charge was necessary. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, useful lives and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for determining the fair value of our reporting units. To mitigate undue influence, we set criteria and benchmarks that are reviewed and approved by various levels of management and reviewed by other independent parties. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets and goodwill. Neither our initial valuation nor our subsequent analysis have indicated any impairment of our goodwill asset of $632.7 million as of December 31, 2010.

Pension and Postretirement

We account for our pension and postretirement benefit plans in accordance with the accounting standard for Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This standard requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement benefit plans on their consolidated balance sheets and recognize as a component of other comprehensive income/(loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.

Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard.

As of December 31, 2009, we adopted the new disclosure requirements that require disclosures about pension plan assets including how investment allocation decisions are made; including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and significant concentrations of risk within the plan assets. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K.

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

In determining the discount rate, we utilize quoted rates from long-term bond indices, and changes in long-term bond rates over the past year, cash flow models and other data sources we consider reasonable based upon the profile of the remaining service life of eligible employees. As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our separate projected cash flows for both the pension and postretirement plans. Our separate benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better at the measurement date. The output from the actuarial models are assessed against the prior year’s discount rate and quoted rates for long-term bond indices. For our pension plan at December 31, 2010, we determined this rate to be 5.49%, a decrease of 0.25% from the 5.74% rate used at December 31, 2009. Our postretirement rate is 4.00% at December 31, 2010, a decrease of 0.50% from the 4.50% used at December 31, 2009.

The expected return on plan assets of 8.25% as of December 31, 2010 is determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast adjusted based on our target investment allocation, and the current economic environment. Our investment guidelines target an investment portfolio allocation of 40.0% debt securities and 60.0% equity securities. As of December 31, 2010, the plan assets were allocated 42.0% debt, 56.0% equity securities, and 2.0% to other investments. We have used our target investment allocation to derive the expected return as we believe this allocation will be retained on an ongoing basis that will be commensurate with the projected cash flows of the plan. The expected return for each investment category within our target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the pension plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit costs. We believe these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.

The rate of compensation increase is based on our long-term plans for such increases. The measurement date used to determine the benefit obligation and plan assets is December 31. The future benefit payments for the postretirement plan are net of the federal medical subsidy. As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D was effectively changed. This legislative change reduces future tax benefits of the coverage we provided to participants in the Postretirement Plan. We are required to account for this change in the period during which the law is enacted. As a result, we recorded a non-cash tax charge to the provision for income taxes of $2.4 million for the year ended December 31, 2010.

A one percent change in discount rate, future rate of return on plan assets and the rate of future compensation would have the following effects:

	Pension				Postretirement
	1% Decrease		1% Increase		1% Decrease		1% Increase
		Projected		Projected		Projected		Projected
	Benefit	Benefit	Benefit	Benefit	Benefit	Benefit	Benefit	Benefit
	Cost	Obligation	Cost	Obligation	Cost	Obligation	Cost	Obligation
	(In thousands)

Discount rate	$2,410	$42,580	$(1,913)	$(34,026)	$(106)	$1,465	$95	$(1,327)
Expected return on asset	$2,745	$—	$(2,745)	$—	$—	$—	$—	$—
Rate of compensation	$(455)	$(2,226)	$503	$2,440	$—	$—	$—	$—

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

We follow ASC 740-10 guidance for accounting for income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this interpretation, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of this interpretation, we recognized an increase in the liability for unrecognized tax benefits of approximately $10.3 million, which was accounted for as an increase to the January 1, 2007 balance of retained earnings/(accumulated deficit).

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

As of December 31, 2010 we have federal and state income tax net operating loss carryforwards of $60.8 million, which will expire at various dates from 2011 through 2030. Such net operating loss carryforwards expire as follows:

(In thousands)

2011 - 2018	$44,973
2019 - 2023	436
2024 - 2030	15,396

$60,805

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

We estimate unrecognized tax positions of $4.9 million that may be recognized by December 31, 2011, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2(r) to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. At December 31, 2010, we had borrowings outstanding under our syndicated revolving credit facility of $310.0 million, which bear interest at variable rates based on LIBOR plus 1.75%. A change in interest rates on this variable rate debt impacts our pre-tax income and cash flows, but does not impact the fair value of the instruments. Based on our overall interest rate exposure at December 31, 2010, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $3.1 million based on our current level of borrowings.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth on pages 56 through 110 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2010 is set forth in Item 8. Financial Statements and Supplementary Data.

Attestation Report of the Registered Public Accounting Firm.

The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial
Reporting as of December 31, 2010 is set forth in Item 8. Financial Statements and Supplementary
Data.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10. is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2010 (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required to be furnished by this Item 11. is incorporated herein by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished by this Item 12. is incorporated herein by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be furnished by this Item 13. is incorporated herein by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished by this Item 14. is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following of documents are filed as part of this report.

(1)	Financial Statements. See Index to Financial Statements and Schedules in Part II, Item 8. on this Form 10-K.

(2)	Financial Statement Schedules. See Schedule II. Valuation and Qualifying Accounts and Reserves.

(b)	Exhibits. See Index to Exhibits in this annual report on Form 10-K.

Item 8.	Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2010.

Management excluded from its assessment the internal control over financial reporting at Crowe Paradis Services Corporation (“CP”) and 3E Company (“3E”), which were acquired on December 14, 2010 and December 16, 2010, respectively. The combined excluded financial statements of these two acquisitions constitute approximately 1.5% of total assets, less than 1.0% of total revenues, and less than 1.0% of net income included within our consolidated financial statement amounts as of and for the year ended December 31, 2010. Due to the timing of the acquisitions, management did not assess the effectiveness of internal control over financial reporting for CP and 3E.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Verisk Analytics, Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verisk Analytics, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Verisk Analytics, Inc.
Jersey City, New Jersey

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Crowe Paradis Services Corporation (“CP”) and 3E Company (“3E”), which were acquired on December 14, 2010 and December 16, 2010, respectively, and whose combined financial statements constitute approximately 1.5% of total assets, less than 1.0% of total revenues and less than 1.0% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at CP and 3E. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 28, 2011

VERISK ANALYTICS, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	2010	2009
	(In thousands, except for share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$54,974	$71,527
Available-for-sale securities	5,653	5,445
Accounts receivable, net of allowance for doubtful accounts of $4,028 and $3,844, respectively (including amounts from related parties of $515 and $1,353) in 2010 and 2009, respectively(1)	126,564	89,436
Prepaid expenses	17,791	16,155
Deferred income taxes, net	3,681	4,405
Federal and foreign income taxes receivable	15,783	16,721
State and local income taxes receivable	8,923	—
Other current assets	7,066	21,656

Total current assets	240,435	225,345
Noncurrent assets:
Fixed assets, net	93,409	89,165
Intangible assets, net	200,229	108,526
Goodwill	632,668	490,829
Deferred income taxes, net	21,879	66,257
State income taxes receivable	1,773	6,536
Other assets	26,697	10,295

Total assets	$1,217,090	$996,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$111,995	$101,401
Acquisition related liabilities	3,500	—
Short-term debt and current portion of long-term debt	437,717	66,660
Pension and postretirement benefits, current	4,663	5,284
Fees received in advance (including amounts from related parties of $1,231 and $439, respectively)(1)	163,007	125,520
State and local income taxes payable	—	1,414

Total current liabilities	720,882	300,279
Noncurrent liabilities:
Long-term debt	401,826	527,509
Pension benefits	95,528	102,046
Postretirement benefits	23,083	25,108
Other liabilities	90,213	76,960

Total liabilities	1,331,532	1,031,902
Commitments and contingencies
Stockholders’ equity/(deficit):
Verisk Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 150,179,126 and 125,815,600 shares issued and 143,067,924 and 125,815,600 outstanding as of December 31, 2010 and 2009, respectively	39	30
Verisk Class B (Series 1) common stock, $.001 par value; 400,000,000 shares authorized; 198,327,962 and 205,637,925 shares issued and 12,225,480 and 27,118,975 outstanding as of December 31, 2010 and 2009, respectively	47	50
Verisk Class B (Series 2) common stock, $.001 par value; 400,000,000 shares authorized; 193,665,008 and 205,637,925 shares issued and 14,771,340 and 27,118,975 outstanding as of December 31, 2010 and 2009, respectively	49	50
Unearned KSOP contributions	(988)	(1,305)
Additional paid-in capital	754,708	652,573
Treasury stock, at cost, 372,107,352 and 357,037,900 shares as of December 31, 2010 and 2009, respectively	(1,106,321)	(683,994)
Retained earnings	293,827	51,275
Accumulated other comprehensive loss	(55,803)	(53,628)

Total stockholders’ deficit	(114,442)	(34,949)

Total liabilities and stockholders’ deficit	$1,217,090	$996,953

(1)	See Note 19. Related Parties for further information.

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except for share and per share data)

Revenues (including amounts from related parties of $49,788, $60,192 and $90,227 for the years ended December 31, 2010, 2009 and 2008, respectively)(1)	$1,138,343	$1,027,104	$893,550
Expenses:
Cost of revenues (exclusive of items shown separately below)	463,473	491,294	386,897
Selling, general and administrative	166,374	162,604	131,239
Depreciation and amortization of fixed assets	40,728	38,578	35,317
Amortization of intangible assets	27,398	32,621	29,555
Acquisition related liabilities adjustment	(544)	—	—

Total expenses	697,429	725,097	583,008

Operating income	440,914	302,007	310,542
Other income/(expense):
Investment income	305	195	2,184
Realized gains/(losses) on securities, net	95	(2,332)	(2,511)
Interest expense	(34,664)	(35,265)	(31,316)

Total other expense, net	(34,264)	(37,402)	(31,643)

Income before income taxes	406,650	264,605	278,899
Provision for income taxes	(164,098)	(137,991)	(120,671)

Net income	242,552	126,614	158,228

Basic net income per share of Class A and Class B(2):	$1.36	$0.72	$0.87

Diluted net income per share of Class A and Class B(2):	$1.30	$0.70	$0.83

Weighted average shares outstanding:
Basic(2)	177,733,503	174,767,795	182,885,700

Diluted(2)	186,394,962	182,165,661	190,231,700

(1)	See Note 19. Related Parties for further information.

(2)	All share and per share data throughout this report has been adjusted to reflect a fifty-for-one stock split. See Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For The Years Ended December 31, 2008, 2009 and 2010

	Common Stock Issued								(Accumulated	Accumulated	Total
			Verisk	Verisk		Unearned	Additional		Deficit)/	Other	Stockholders’
	Verisk	ISO	Class B	Class B	Par	KSOP	Paid-in	Treasury	Retained	Comprehensive	(Deficit)/
	Class A	Class B	(Series 1)	(Series 2)	Value	Contributions	Capital	Stock	Earnings	Loss	Equity
	(In thousands, except for share data)

Balance, January 1, 2008	—	500,225,000	—	—	$100	$—	$—	$(678,993)	$(515,756)	$(8,699)	$(1,203,348)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	158,228	—	158,228
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(73,735)	(73,735)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	84,493
Treasury stock acquired - ISO Class B common stock	—	—	—	—	—	—	—	(5,001)	—	—	(5,001)
Decrease in redemption value of ISO Class A common stock	—	—	—	—	—	—	—	—	114,033	—	114,033

Balance, December 31, 2008	—	500,225,000	—	—	$100	$—	$—	$(683,994)	$(243,495)	$(82,434)	$(1,009,823)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	126,614	—	126,614
Other comprehensive income	—	—	—	—	—	—	—	—	—	28,806	28,806

Comprehensive income	—	—	—	—	—	—	—	—	—	—	155,420
Increase in redemption value of ISO Class A common stock	—	—	—	—	—	—	—	—	(272,428)	—	(272,428)
Conversion of ISO Class B common stock upon corporate reorganization (Note 14)	88,949,150	(500,225,000)	205,637,925	205,637,925	—	—	—	—	—	—	—
Conversion of ISO Class A redeemable common stock upon corporate reorganization (Note 14)	34,768,750	—	—	—	30	(1,305)	624,282	—	440,584	—	1,063,591
KSOP shares earned	—	—	—	—	—	—	725	—	—	—	725
Stock options exercised (including tax benefit of $18,253)	2,097,700	—	—	—	—	—	23,348	—	—	—	23,348
Stock based compensation	—	—	—	—	—	—	4,218	—	—	—	4,218

Balance, December 31, 2009	125,815,600	—	205,637,925	205,637,925	$130	$(1,305)	$652,573	$(683,994)	$51,275	$(53,628)	$(34,949)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	242,552	—	242,552
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,175)	(2,175)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	240,377
Conversion of Class B-1 common stock upon follow-on public offering (Note 1)	7,309,963	—	(7,309,963)	—	—	—	—	—	—	—	—
Conversion of Class B-2 common stock upon follow-on public offering (Note 1)	11,972,917	—	—	(11,972,917)	—	—	—	—	—	—	—
Treasury stock acquired - Class A (7,111,202 shares)	—	—	—	—	—	—	—	(212,512)	—	—	(212,512)
Treasury stock acquired - Class B-1 (7,583,532 shares)	—	—	—	—	—	—	—	(199,936)	—	—	(199,936)
Treasury stock acquired - Class B-2 (374,718 shares)	—	—	—	—	—	—	—	(9,879)	—	—	(9,879)
KSOP shares earned	—	—	—	—	—	317	11,256	—	—	—	11,573
Stock options exercised (including tax benefit of $49,015)	5,579,135	—	—	—	5	—	84,492	—	—	—	84,497
Net share settlement of taxes upon exercise of stock options	(503,043)	—	—	—	—	—	(15,051)	—	—	—	(15,051)
Stock based compensation	—	—	—	—	—	—	21,298	—	—	—	21,298
Other stock issuances	4,554	—	—	—	—	—	140	—	—	—	140

Balance, December 31, 2010	150,179,126	—	198,327,962	193,665,008	$135	$(988)	$754,708	$(1,106,321)	$293,827	$(55,803)	$(114,442)

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$242,552	$126,614	$158,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	40,728	38,578	35,317
Amortization of intangible assets	27,398	32,621	29,555
Amortization of debt issuance costs	1,463	785	—
Allowance for doubtful accounts	648	916	1,536
KSOP compensation expense	11,573	76,065	22,274
Acquisition related compensation expense	—	—	300
Stock-based compensation	21,298	12,744	9,881
Non-cash charges/(credits) associated with performance based appreciation awards	789	4,039	(91)
Interest income on notes receivable from stockholders	—	—	(1,050)
Proceeds from repayment of interest on notes receivable from stockholders	—	—	2,318
Acquisition related liabilities adjustment	(544)	—	—
Realized (gains)/losses on securities, net	(95)	2,332	2,511
Deferred income taxes	10,294	12,190	19,895
Other operating	198	222	284
Loss on disposal of assets	239	810	1,082
Non-cash charges associated with lease termination	—	196	—
Excess tax benefits from exercised stock options	(49,015)	(19,976)	(26,099)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(24,559)	(1,990)	3,609
Prepaid expenses and other assets	899	(1,839)	(6,486)
Federal and foreign income taxes	50,232	13,662	5,969
State and local income taxes	(5,679)	5,710	(5,977)
Accounts payable and accrued liabilities	4,340	2,986	3,075
Acquisition related liabilities	—	(300)	(2,200)
Fees received in advance	20,984	10,460	(1,042)
Other liabilities	(17,711)	9,576	(4,983)

Net cash provided by operating activities	336,032	326,401	247,906
Cash flows from investing activities:
Acquisitions, net of cash acquired of $10,524, $9,477 and $365, respectively	(189,578)	(61,350)	(18,951)
Purchase of noncontrolling interest in non-public companies	—	—	(5,800)
Earnout payments	—	(78,100)	(98,100)
Proceeds from release of acquisition related escrows	283	129	558
Escrow funding associated with acquisitions	(15,980)	(7,636)	(1,500)
Purchases of available-for-sale securities	(516)	(575)	(361)
Proceeds from sales and maturities of available-for-sale securities	743	886	21,724
Purchases of fixed assets	(38,641)	(38,694)	(30,652)
Proceeds from repayment of notes receivable from stockholders	—	—	3,863
Issuance of notes receivable from stockholders	—	—	(1,247)

Net cash used in investing activities	(243,689)	(185,340)	(130,466)

The accompanying notes are an integral part of these consolidated financial statements.
.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For The Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	80,000	150,000
Proceeds from issuance of short-term debt with original maturities of three months or greater	215,000	—	114,000
Proceeds/(repayments) of short-term debt, net	35,000	(59,244)	(35,287)
Redemption of ISO Class A common stock	—	(46,740)	(387,561)
Repurchase of ISO Class B common stock	—	—	(5,001)
Repurchase of Verisk Class A common stock	(210,246)	—	—
Repurchase of Verisk Class B-1 common stock	(199,936)	—	—
Repurchase of Verisk Class B-2 common stock	(9,879)	—	—
Net share settlement of taxes upon exercise of stock options	(15,051)	—	—
Repayment of current portion of long-term debt	—	(100,000)	—
Payment of debt issuance cost	(1,781)	(4,510)	—
Excess tax benefits from exercised stock options	49,015	19,976	26,099
Proceeds from repayment of exercise price loans classified as a component of redeemable common stock	—	—	29,482
Proceeds from stock options exercised	35,482	7,709	892
Other financing	(6,391)	—	—

Net cash used in financing activities	(108,787)	(102,809)	(107,376)
Effect of exchange rate changes	(109)	90	(928)

(Decrease)/increase in cash and cash equivalents	(16,553)	38,342	9,136
Cash and cash equivalents, beginning of period	71,527	33,185	24,049

Cash and cash equivalents, end of period	$54,974	$71,527	$33,185

Supplemental disclosures:
Taxes paid	$113,609	$111,458	$99,323

Interest paid	$32,989	$34,201	$28,976

Non-cash investing and financing activities:
Loans made to directors and officers in connection with the exercise of stock options	$—	$—	$(20,148)

Repurchase of Verisk Class A common stock included in accounts payable and accrued liabilities	$2,266	$—	$—

Redemption of ISO Class A common stock used to repay maturities of notes receivable from stockholders	$—	$—	$42,202

Redemption of ISO Class A common stock used to fund the exercise of stock options	$—	$2,326	$4,281

Deferred tax liabilities established as a result of acquisitions	$(36,537)	$(5,728)	$(2,963)

Capital lease obligations	$1,554	$3,659	$2,610

Capital expenditures included in accounts payable and accrued liabilities	$2,138	$1,388	$—

Decrease in goodwill due to finalization of acquisition related liabilities	$—	$(4,300)	$—

Increase in goodwill due to acquisition related escrow distributions	$6,996	$181	$4,388

Increase in goodwill due to accrual of acquisition related liabilities	$3,500	$—	$82,400

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

On October 1, 2010, the Company completed a follow-on public offering. Upon completion of this offering, the selling stockholders sold 2,602,212, 7,309,963 and 11,972,917 shares of Class A, Class B-1 and Class B-2 common stock of Verisk, respectively, at the public offering price of $27.25 per share. Class B-1 and Class B-2 common stock sold into this offering were automatically converted into Class A common stock. The Company did not receive any proceeds from the sale of common stock in the offering. Concurrent with the closing of this offering, the Company also repurchased 7,254,407 and 45,593 shares of Class B-1 and Class B-2 common stock, respectively, at $26.3644 per share, which represents the net proceeds per share the selling stockholders received in the public offering. The Company funded a portion of this repurchase with proceeds from borrowings of $160,000 under its syndicated revolving credit facility. Class B-1 and Class B-2 shares will automatically convert to Class A common stock on April 6, 2011 and October 6, 2011, respectively.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Industry-Standard Insurance Programs, Statistical Agent and Data Services and Actuarial Services

Industry-standard insurance programs, statistical agent and data services and actuarial services are sold to participating insurance company customers under annual agreements covering a calendar year where the price is determined at the inception of the agreement. In accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition, the Company recognizes revenue ratably over the term of these annual agreements, as services are performed and continuous access to information is provided over the entire term of the agreements.

Property-Specific Rating and Underwriting Information

The Company provides property-specific rating information through reports issued for specific commercial properties, for which revenue is recognized when the report is delivered to the customer, provided that all other revenue recognition criteria are met.

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

Loss Prediction

Loss prediction solutions consist of term-based software licenses. These software arrangements include PCS, which includes unspecified upgrades on a when-and-if available basis.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company services long-term contract arrangements with certain customers. For these arrangements, revenue is recognized in accordance with ASC 605-35, Revenue Recognition Construction Type and Certain Production-Type Contracts (“ASC 605-35”), using the percentage-of-completion method, which requires the use of estimates. In such instances, management is required to estimate the input measures, based on hours incurred to date compared to total estimated hours of the project, with consideration also given to output measures, such as contract milestones, when applicable. Adjustments to estimates are made in the period in which the facts requiring such revisions become known. Accordingly, recognized revenues and profits are subject to revisions as the contract progresses to completion. The Company considers the contract substantially complete when there is compliance with all performance specifications and there are no remaining costs or potential risk.

Loss Quantification

Loss quantification solutions consist of term-based software subscription licenses and revenues are recognized in accordance with ASC 985-605. These software arrangements include PCS, which includes unspecified upgrades on a when-and-if available basis. Customers are billed for access on a monthly basis and the Company recognizes revenue accordingly.

With respect to an insignificant percentage of revenues, the Company uses contract accounting, as required by ASC 985-605, when the arrangement with the customer includes significant customization, modification or production of software. For these elements, revenue is recognized in accordance with ASC 605-35, using the percentage-of-completion method as noted above.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with ASC 360, Property, Plant & Equipment, whenever events or changes in circumstances indicate that the carrying amount of long-lived assets and finite-lived intangible assets may not be recoverable, the Company reviews its long-lived assets and finite-lived intangible assets for impairment by first comparing the carrying value of the assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value exceeds the sum of the assets’ undiscounted cash flows, the Company estimates an impairment loss by taking the difference between the carrying value and fair value of the assets.

(e)	Capital and Operating Leases

The Company leases various property, plant and equipment. Leased property is accounted for under ASC 840, Leases (“ASC 840”). Accordingly, leased property that meets certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of assets accounted for as capital leases is computed utilizing the straight-line method over the shorter of the remaining lease term or the estimated useful life (principally 3 to 4 years for computer equipment and automobiles).

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

The Company’s investments at December 31, 2010 and 2009 includes registered investment companies and equity investments in non-public companies. The Company accounts for short-term investments in accordance with ASC 320, Investments-Debt and Equity Securities (“ASC 320”).

There are no investments classified as trading securities at December 31, 2010 or 2009. All investments with readily determinable market values are classified as available-for-sale. While these investments are not held with the specific intention to sell them, they may be sold to support the Company’s investment strategies. All available-for-sale investments are carried at fair value. The cost of all available-for-sale investments sold is based on the specific identification method, with the exception of mutual fund-based investments, which is based on the weighted average cost method. Dividend income is accrued on the ex-dividend date.

The Company performs periodic reviews of its investment portfolio when individual holdings have experienced a decline in fair value below their respective cost. The Company considers a number of factors in the evaluation of whether a decline in value is other-than-temporary including: (a) the financial condition and near term prospects of the issuer; (b) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and (c) the period and degree to which the market value has been below cost. Where the decline is deemed to be other-than-temporary, a charge is recorded to “Realized gains/(losses) on securities, net” in the accompanying consolidated statements of operations, and a new cost basis is established for the investment.

The Company’s equity investments in non-public companies are included in “Other assets” in the accompanying consolidated balance sheets. Those securities are carried at cost, as the Company owns less than 20% of the stock and does not otherwise have the ability to exercise significant influence. These securities are written down to their estimated realizable value when

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management considers there is an other-than-temporary decline in value based on financial information received and the business prospects of the entity.

(g)	Fair Value of Financial Instruments

The Company follows the provisions of ASC 820-10, Fair Value Measurements (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands fair value measurement disclosures. The Company follows the provisions of ASC 820-10 for its financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company follows the provisions of ASC 820-10 for its non-financial assets and liabilities recognized or disclosed at fair value.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and development costs, which primarily relate to the personnel and related overhead costs incurred in developing new services for our customers, are expensed as incurred. Such costs were $14,870, $14,109 and $11,054 for the years ended December 31, 2010, 2009 and 2008, respectively, and were included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

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

The Company follows ASC 740-10, Income Taxes (“ASC 740-10”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized based on the technical merits when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of ASC 740-10 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within “Other liabilities” on the accompanying consolidated balance sheets.

(m)	Earnings Per Share

Basic and diluted earnings per share (“EPS”) are determined in accordance with ASC 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for EPS. Basic EPS excludes all dilutive common stock equivalents. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if the Company’s dilutive

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding stock options were exercised. For purposes of calculating EPS, Class A, Class B-1 and Class B-2 common shares are combined since all classes have identical rights to earnings.

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

The Company provides warranty coverage for certain of its products. The Company recognizes a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2010 and 2009, product warranty obligations were not significant.

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

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30 or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company completed the required annual impairment test as of June 30, 2010, which resulted in no impairment of goodwill in 2010. This test compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of the goodwill.

(r)	Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reporting Units with Zero or Negative Carrying Amounts (“ASU No. 2010-28”). ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU No. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU No. 2010-28 will not have any impact on the Company’s consolidated financial statements, and the Company will incorporate the provisions of this guidance as part of their Step 1 testing for goodwill impairment in 2011.

In April 2010, the FASB ASU No. 2010-17, Revenue Recognition — Milestone Method (“ASU No. 2010-17”). ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Based on the Company’s current agreements, ASU No. 2010-17 will not have a material impact on the Company’s consolidated financial statements as the Company does not typically perform research or development transactions.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU No. 2010-06”). ASU No. 2010-06 provides guidance on improving disclosures on fair value measurements, such as the transfers between Level 1, Level 2 and Level 3 inputs and the disaggregated activity in the rollforward for Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the disaggregated activity in the rollforward for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal periods. The adoption of the portion of ASU No. 2010-06 that discusses the transfers between Level 1, Level 2 and Level 3 inputs, effective January 1, 2010, did not have a material impact on the Company’s consolidated financial statements. As the Company currently disaggregates the activity in the rollforward for Level 3 fair value measurements, they do not expect ASU No. 2010-06 to have any impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”). ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, ASU No. 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has elected not to early adopt. ASU No. 2009-13 is not expected to have a material impact on the Company’s consolidated financial statements as our Company’s multiple deliverables arrangements are comprised primarily of software licenses and services, rather than hardware. Currently, a majority of our deliverables do not have stand alone value, which would preclude the separation and allocation of the arrangement. Therefore, the Company will continue to recognize revenue over the duration of the license term.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Concentration of Credit Risk:

Financial instruments that potentially expose the Company to credit risk consist primarily of cash and cash equivalents, available for sale securities and accounts receivable, which are generally not collateralized. The Company maintains, in cash and cash equivalents, higher credit quality financial institutions in order to limit the amount of credit exposure. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250 per bank at December 31, 2010 and 2009. At December 31, 2010 and 2009, the Company had cash balances on deposit that exceeded the balance insured by the FDIC limit by approximately $35,514 and $54,339 with six banks, respectively. At December 31, 2010 and 2009, the Company also had cash on deposit with foreign banks of approximately $18,198 and $16,130, respectively.

The Company considers the concentration of credit risk associated with its trade accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. The Company’s top fifty customers represent approximately 45% of revenues, for all periods presented, with no individual customer accounting for more than 5%, 4% and 4% of revenues during the years ended December 31, 2010, 2009 and 2008, respectively. No individual customer comprised more than 10% of accounts receivable at December 31, 2010 or 2009.

4.	Cash and Cash Equivalents:

Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.

5.	Accounts Receivable:

Accounts Receivable consists of the following at December 31:

	2010	2009

Billed receivables	$122,874	$88,048
Unbilled receivables	7,718	5,232

Total receivables	130,592	93,280
Less allowance for doubtful accounts	(4,028)	(3,844)

Accounts receivable, net	$126,564	$89,436

6.	Investments:

The following is a summary of available-for-sale securities:

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2010
Registered investment companies	$4,398	$1,248	$—	$5,646
Equity securities	14	—	(7)	7

Total available-for-sale securities	$4,412	$1,248	$(7)	$5,653

December 31, 2009
Registered investment companies	$4,530	$905	$—	$5,435
Equity securities	14	—	(4)	10

Total available-for-sale securities	$4,544	$905	$(4)	$5,445

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock (“ASC 323-10-25”). At December 31, 2010 and 2009, the carrying value of such securities was $3,642 and $3,841 for each period and has been included in “Other assets” in the accompanying consolidated balance sheets.

Realized gains/(losses) on securities, net, including write downs related to other-than-temporary impairments of available-for-sale securities and other assets, were as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Gross realized gains/(losses) on sale of registered investment securities	$95	$66	$(1,306)
Other-than-temporary impairment of registered investment securities	—	(386)	(1,205)
Other-than-temporary impairment of noncontrolling interest in non-public companies	—	(2,012)	—

Realized gains/(losses) on securities, net	$95	$(2,332)	$(2,511)

7.	Fair Value Measurements

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

The following tables provide information for such assets and liabilities as of December 31, 2010 and 2009. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, acquisition related liabilities prior to the adoption of ASC 805, Business Combinations (“ASC 805”), short-term debt, and short-term debt expected to be refinanced approximate their carrying amounts because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was estimated at $584,361 and $578,804 as of December 31, 2010 and 2009, respectively, and is based on an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rating and spreads applicable to the Company. These assets and liabilities are not presented in the following table.

The following table summarizes fair value measurements by level at December 31, 2010 and 2009 for assets and other balances measured at fair value on a recurring basis:

		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

December 31, 2010
Cash equivalents – money-market funds	$2,273	$—	$2,273	$—
Registered investment companies(1)	$5,646	$5,646	$—	$—
Equity securities(1)	$7	$7	$—	$—
Contingent consideration under ASC 805(2)	$(3,337)	$—	$—	$(3,337)
December 31, 2009
Registered investment companies(1)	$5,435	$5,435	$—	$—
Equity securities(1)	$10	$10	$—	$—
Cost-based investment recorded at fair value on a non-recurring basis(3)	$1,809	$—	$—	$1,809
Contingent consideration under ASC 805(2)	$(3,344)	$—	$—	$(3,344)

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

(2)	Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period for acquisitions after January 1, 2009. The Company records the initial recognition of the fair value of contingent consideration in other liabilities on the consolidated balance sheet. Subsequent changes in the fair value of contingent consideration are recorded in the statement of operations. See Note 10 for further information regarding the acquisition related liability adjustment associated with TierMed Systems, LLC.

(3)	Cost-based investment consists of a non-controlling interest in a private equity security with no readily determinable market value. This investment was recorded at fair value on a non-recurring basis as a result of an other-than-temporary impairment of $2,012 at December 31, 2009. In establishing the estimated fair value of this investment, the Company took into consideration the financial condition and operating results of the underlying company and other indicators of fair values, such as fair value utilized by the company’s private equity offering. This investment was recorded at adjusted cost as of December 31, 2010.

The table below includes a rollforward of the Company’s contingent consideration under ASC 805 for the years ended December 31:

	2010	2009

Beginning balance	$3,344	$—
Acquisitions(1)	491	3,344
Acquisition related liabilities adjustment(1)	(544)	—
Accretion on acquisition related liabilities	46	—

Ending balance	$3,337	$3,344

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period for acquisitions after January 1, 2009. The Company records the initial recognition of the fair value of contingent consideration in acquisition related liabilities on the consolidated balance sheet. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. See Note. 10 for further information regarding the acquisition related liability adjustment associated with TierMed Systems, LLC recorded during the year ended December 31, 2010.

8.	Fixed Assets

The following is a summary of fixed assets as of December 31:

			Accumulated
			Depreciation and
	Useful Life	Cost	Amortization	Net

2010
Furniture and office equipment	3-10 years	$116,228	$(84,465)	$31,763
Leasehold improvements	Lease term	31,420	(14,653)	16,767
Purchased software	3 years	52,115	(40,216)	11,899
Software development costs	3 years	100,376	(69,773)	30,603
Leased equipment	3-4 years	18,362	(15,985)	2,377

Total fixed assets		$318,501	$(225,092)	$93,409

2009
Furniture and office equipment	3-10 years	$101,067	$(72,434)	$28,633
Leasehold improvements	Lease term	28,065	(12,019)	16,046
Purchased software	3 years	45,214	(33,306)	11,908
Software development costs	3 years	86,324	(59,018)	27,306
Leased equipment	3-4 years	18,370	(13,098)	5,272

Total fixed assets		$279,040	$(189,875)	$89,165

Consolidated depreciation and amortization of fixed assets for the years ended December 31, 2010, 2009 and 2008, were $40,728, $38,578 and $35,317, of which $10,755, $9,394 and $10,091 were related to amortization of software development costs, respectively. Leased equipment includes amounts held under capital leases for automobiles, computer software and computer equipment.

9.	Goodwill and Intangible Assets:

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. The Company completed the required annual impairment test as of June 30, 2010, 2009 and 2008, which resulted in no impairment of goodwill.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the change in goodwill from December 31, 2008 through December 31, 2010, both in total and as allocated to the Company’s operating segments:

	Risk	Decision
	Assessment	Analytics	Total

Goodwill at December 31, 2008(1)	$27,908	$419,464	$447,372
Current year acquisitions	—	49,776	49,776
Finalization of acquisition related liabilities	—	(4,300)	(4,300)
Purchase accounting reclassifications	—	(2,600)	(2,600)
Acquisition related escrow funding	—	400	400
Finalization of acquisition related escrows		181	181

Goodwill at December 31, 2009(1)	$27,908	$462,921	$490,829

Current year acquisitions	—	115,414	115,414
Accrual of acquisition related liabilities	—	3,500	3,500
Purchase accounting reclassifications	—	(51)	(51)
Acquisition related escrow funding	—	15,980	15,980
Finalization of acquisition related escrows	—	6,996	6,996

Goodwill at December 31, 2010(1)	$27,908	$604,760	$632,668

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to the periods included within the consolidated financial statements.

The Company finalized the purchase accounting for the acquisition of D2 Hawkeye, Inc. (“D2”) in the first quarter of 2010, and there have been no adjustments since December 31, 2009. The Company finalized the purchase accounting for the acquisitions of TierMed Systems, LLC (“TierMed”) and Enabl-u Technology Corporation as of December 31, 2010, which resulted in a decrease in goodwill of $51, an increase in current liabilities of $1,047 and an increase in intangible assets of $1,098. The Company finalized the purchase accounting for the acquisition of Strategic Analytics, Inc. (“SA”), which resulted in an increase in goodwill of $882 and adjustments to intangible assets, current assets, current liabilities, and deferred tax liabilities. The impact of these adjustments on the consolidated statement of operations is immaterial.

The finalization of the purchase accounting, excluding the final resolution of indemnity escrows and contingent consideration, for the acquisition of AER during the third quarter of 2009 resulted in an increase in intangible assets of $3,203, an increase in deferred tax liabilities of $885, a decrease in accounts payable and accrued expenses of $282, and a corresponding decrease to goodwill of $2,600.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net

December 31, 2010
Technology-based	7 years	$210,212	$(136,616)	$73,596
Marketing-related	5 years	40,882	(28,870)	12,012
Contract-based	6 years	6,555	(6,287)	268
Customer-related	13 years	145,567	(31,214)	114,353

Total intangible assets		$403,216	$(202,987)	$200,229

December 31, 2009
Technology-based	6 years	$174,973	$(117,986)	$56,987
Marketing-related	4 years	35,104	(24,690)	10,414
Contract-based	6 years	6,555	(6,092)	463
Customer-related	12 years	67,534	(26,872)	40,662

Total intangible assets		$284,166	$(175,640)	$108,526

Consolidated amortization expense related to intangible assets for the years ended December 31, 2010, 2009 and 2008, was approximately $27,398, $32,621 and $29,555, respectively. Estimated amortization expense in future periods through 2016 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount

2011	$30,896
2012	27,551
2013	22,038
2014	14,911
2015	14,724
2016 and Thereafter	90,109

Total	$200,229

10.	Acquisitions:

2010 Acquisitions

On December 16, 2010, the Company acquired 100% of the stock of 3E Company (“3E”), a global source for a comprehensive suite of environmental health and safety compliance solutions for a net cash purchase price of approximately $99,603 and funded $7,730 of indemnity escrows. Within the Company’s Decision Analytics segment, 3E overlaps the customer sets served by the other supply chain risk management solutions and helps the Company’s customers across a variety of vertical markets address their environmental health and safety issues.

On December 14, 2010, the Company acquired 100% of the stock of Crowe Paradis Services Corporation (“CP”), a provider of claims analysis and compliance solutions to the P&C insurance industry for a net cash purchase price of approximately $83,589 and funded $6,750 of indemnity escrows. Within the Company’s Decision Analytics segment, CP offers solutions for complying with the Medicare Secondary Payer Act, provides services to P&C insurance companies, third-party administrators and self-insured companies, which the Company believes further enhances the solution it currently offers.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 26, 2010, the Company acquired 100% of the stock of SA, a provider of credit risk and capital management solutions to consumer and mortgage lenders, for a net cash purchase price of approximately $6,386 and the Company funded $1,500 of indemnity escrows. Within the Decision Analytics segment, the Company believes SA’ solutions and application set will allow customers to take advantage of state-of-the-art loss forecasting, stress testing, and economic capital requirement tools to better understand and forecast the risk associated within their credit portfolios.

The preliminary allocation of purchase price resulted in the following:

	SA	CP	3E	Total

Accounts receivable	$832	$2,694	$9,691	$13,217
Current assets	55	517	1,820	2,392
Fixed assets	159	1,962	2,123	4,244
Intangible assets	4,993	57,194	55,838	118,025
Goodwill	4,006	51,727	75,661	131,394
Other assets	1,500	6,750	7,963	16,213

Total assets acquired	11,545	120,844	153,096	285,485
Deferred income taxes	810	20,257	15,470	36,537
Current liabilities	853	2,165	22,163	25,181
Other liabilities	1,996	8,083	8,130	18,209

Total liabilities assumed	3,659	30,505	45,763	79,927

Net assets acquired	$7,886	$90,339	$107,333	$205,558

Other liabilities consist of $15,950 of payments due to the sellers, assuming no pre-acquisition indemnity claims arise subsequent to the acquisition dates through December 31, 2012, March 31, 2012 and March 31, 2012 for SA, 3E and CP, respectively, which was funded into escrow at the close. This balance also consists of $1,283 and $485 of noncurrent deferred rent and unrecognized tax benefits, respectively. The remaining balance consists of contingent consideration of $491, which was estimated as of the acquisition date by averaging the probability of achieving the specific predetermined EBITDA (as defined in Note. 18) of SA and revenue targets, which could result in a payment ranging from $0 to $18,000 for the fiscal year ending December 31, 2011. The terms of the contingent consideration include a range that allows the sellers to benefit from the potential growth of SA; however, the amount recorded as of the purchase allocation date represents management’s best estimate based on the prior financial results as well as management’s current best estimate of the future growth of revenue and EBITDA. Subsequent changes in the fair value of contingent consideration are recorded in operating income in the statement of operations. The goodwill associated with these acquisitions is not deductible for tax purposes. Included within the consolidated statements of operations for the year ended December 31, 2010 are revenues of $6,087 and an operating loss of $2,259, associated with these acquisitions. For the year ended December 31, 2010, the Company incurred legal expenses related to these acquisitions of $1,070 included within “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts assigned to intangible assets by type for current year acquisitions are summarized in the table below:

	Weighted
	Average
	Useful Life	SA	CP	3E	Total

Technology-based	10 years	$2,143	$19,489	$13,541	$35,173
Marketing-related	10 years	678	2,634	1,934	5,246
Customer-related	15 years	2,172	35,071	40,363	77,606

Total intangible assets	13 years	$4,993	$57,194	$55,838	$118,025

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

On January 14, 2009, the Company acquired 100% of the stock of D2, a privately owned provider of data mining, decision support, clinical quality analysis, and risk analysis tools for the healthcare industry, for a net cash purchase price of $51,618 and the Company funded $7,000 of indemnity escrows. The Company believes this acquisition will enhance the Company’s position in the healthcare analytics and predictive modeling market by providing new market, cross-sell, and diversification opportunities for the Company’s expanding healthcare solutions.

The total net cash purchase price of these three acquisitions was $61,350 and the Company funded $7,636 of escrows, of which $7,000 and $236 is currently included in “Other current assets” and “Other assets,” respectively, in the accompanying consolidated balance sheets. The allocation of purchase price, including working capital adjustments, resulted in accounts receivable of $4,435, current assets of $573, fixed assets of $2,387, finite lived intangible assets with no residual value of $25,265, goodwill of $49,776, current liabilities of $4,879, other liabilities of $10,479, and deferred tax liabilities of $5,728. Other liabilities consist of a $7,236 payment due to the sellers of D2 and Enabl-u at the conclusion of the escrows funded at close, assuming no pre-acquisition indemnity claims arise subsequent to the acquisition date, and $3,344 of contingent consideration, which was estimated as of the acquisition date by averaging the probability of achieving each of the specific predetermined EBITDA and revenue targets, which could result in a payment ranging from $0 to $65,700 for the fiscal year ending December 31, 2011 for D2. There was no payment for the fiscal year ending December 31, 2010 for TierMed. Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. For the year ended December 31, 2009, the Company incurred legal expenses related to these acquisitions of $799 included within “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts assigned to intangible assets by type for prior year acquisitions are summarized in the table below:

	Weighted Average
	Useful Life	Total

Technology-based	12 years	$9,282
Marketing-related	5 years	4,698
Customer-related	8 years	11,285

Total intangible assets	9 years	$25,265

The allocation of the purchase price to intangible assets, goodwill, accrued liabilities, and the determination of an ASC 740-10-25, Accounting for Uncertainty in Income Taxes (“ASC 740-10-25”), liability is subject to revisions, which may have a material impact on the consolidated financial statements. As the values of such assets and liabilities were preliminary in nature in 2009, they were subject to adjustment as additional information was obtained about the facts and circumstances that existed as of the acquisition date. In accordance with ASC 805, the allocation of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The value of goodwill associated with these acquisitions is currently included within the Decision Analytics segment. The goodwill for the D2 acquisition is not deductible for tax purposes. The goodwill for the TierMed and Enabl-u acquisitions are expected to be deductible for tax purposes over fifteen years. Included within the consolidated statements of operations for the year ended December 31, 2009 are revenues of $18,681 and an operating loss of $3,817, associated with these acquisitions.

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

Acquisition Contingent Payments

Based on the results of operations of Atmospheric and Environmental Research, Inc. (“AER”), which was acquired in 2008, the Company recorded an increase of $3,500 to acquisition related liabilities and goodwill during the year ended December 31, 2010. AER was acquired in 2008 and therefore, accounted for under the transition provisions of FASB No. 141 (Revised), Business Combinations (“FAS No. 141(R)”). As

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such, any adjustments to contingent consideration are recorded to goodwill until the final resolution has occurred.

During the third quarter of 2010, the Company reevaluated the probability of TierMed achieving the specific predetermined EBITDA and revenue targets and reversed its contingent consideration related to this acquisition. This revaluation resulted in a reduction of $544 to contingent consideration and an increase of $544 to “Acquisition related liabilities adjustment” in the accompanying consolidated statements of operations during the year ended December 31, 2010. The sellers of TierMed will not receive any acquisition contingent payments.

A condition of the additional payments for certain of the acquisitions is the continued employment of key employees resulting in the treatment of such additional payments as compensation expense. There were no scheduled acquisition contingent payments for which the condition of continuing employment was required for the years ended December 31, 2010 or 2009. Compensation expense related to earnout payments for the year ended December 31, 2008 was $300.

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At December 31, 2010 and 2009, the current portion of the escrows amounted to $6,167 and $20,142, respectively, and has been included in “Other current assets” in the accompanying consolidated balance sheets. During the year ended December 31, 2010, the Company released $13,931 of escrows to sellers primarily related to the D2 and Xactware, Inc. (“Xactware”) acquisitions. In accordance with ASC 805, the escrow related to the D2 acquisition was recorded within goodwill at the time of acquisition, as that escrow was expected to be released to the sellers. The release of $6,935 related to D2 was recorded as a reduction of other current assets and a corresponding reduction in accounts payable and accrued liabilities. Xactware was acquired in 2006 and therefore, accounted for under the transition provisions of FAS No. 141(R). As such, the release of $4,996 related to Xactware was recorded as a reduction of other current assets and a corresponding increase in goodwill. At December 31, 2010 and 2009, the noncurrent portion of the escrows amounted to $15,953 and $236, respectively.

11.	Income Taxes:

The components of the provision for income taxes for the years ended December 31 is as follows:

	2010	2009	2008

Current:
Federal and foreign	$126,075	$98,886	$93,522
State and local	24,651	26,603	12,358

	$150,726	$125,489	$105,880

Deferred:
Federal and foreign	$7,933	$11,603	$9,789
State and local	5,439	899	5,002

	$13,372	$12,502	$14,791

Provision for income taxes	$164,098	$137,991	$120,671

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows for the years ended December 31:

	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	4.8%	6.9%	5.0%
Non-deductible KSOP expenses	1.0%	9.8%	2.7%
Other	(0.4)%	0.5%	0.6%

Effective tax rate for continuing operations	40.4%	52.2%	43.3%

The decrease in the effective tax rate in 2010 compared to 2009 was due to the non-recurring, non-cash costs associated with the accelerated ESOP allocation and certain IPO related costs that are not deductible.

The tax effects of significant items comprising the Company’s deferred tax assets as of December 31 is as follows:

	2010	2009

Deferred income tax asset:
Employee wages, pensions and other benefits	$75,064	$74,986
Deferred revenue adjustment	3,505	3,243
Deferred rent adjustment	5,324	4,481
Net operating loss carryover	2,573	3,085
State tax adjustments	7,722	7,134
Capital and other unrealized losses	4,437	4,611
Other	5,047	4,877

Total	103,672	102,417
Less valuation allowance	(1,485)	(2,110)

Deferred income tax asset	102,187	100,307
Deferred income tax liability:
Depreciation and amortization	(73,105)	(28,558)
Other	(3,522)	(1,087)

Deferred income tax liability	(76,627)	(29,645)

Deferred income taxes, net	$25,560	$70,662

The deferred income tax asset and liability has been classified in “Deferred income taxes, net” in the accompanying consolidated balance sheets as of December 31, as follows:

	2010	2009

Current deferred income tax asset, net	$3,681	$4,405
Non-current deferred income tax asset, net	21,879	66,257

Deferred income taxes, net	$25,560	$70,662

As a result of certain realization requirements of ASC 718, the table of net deferred tax assets shown above does not include certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will increase by $3,846 if

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

In March 2010, the Patient Protection and Affordable Care Act was signed into law. The federal government currently provides a subsidy on a tax free basis to Companies that provide certain retiree prescription drug benefits (Medicare Part D Subsidy). As a result of a change in taxability of the federal subsidy, the Company recorded a non-cash income tax charge and a decrease to the deferred tax asset of $2,362.

As of December 31, 2010 deferred tax liabilities in the amount of $810, $20,257 and $15,470 were recorded in connection with the acquisitions of SA, CP and 3E, respectively. As of December 31, 2009, a deferred tax liability in the amount of $5,728 was recorded in connection with the acquisition of D2. Excluding the final resolution of indemnity escrows and contingent considerations, the Company finalized the purchase accounting for D2 during the first quarter of 2010, with no changes to deferred taxes since December 31, 2009.

The ultimate realization of the deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future.

The Company has provided for a valuation allowance against the deferred tax asset associated with the capital loss carryforwards expiring in 2012 and the net operating losses of certain foreign subsidiaries in Germany and Israel. The Company’s net operating loss carryforwards expire as follows:

Years	Amount

2011-2018	$44,973
2019-2023	436
2024-2030	15,396

$60,805

A valuation allowance has been established based on management’s evaluation of the likelihood of utilizing the capital loss carryforwards and foreign net operating losses before they expire. Management has determined that the generation of future German and Israeli taxable income to fully realize the deferred tax assets is uncertain. Therefore, a full valuation allowance for Israel and a partial valuation allowance for Germany have been established. Other than these items, management has determined, based on the Company’s historical operating performance, that taxable income of the Company will more likely than not be sufficient to fully realize the deferred tax assets.

In general, it is the practice of the Company to permanently reinvest the undistributed earnings of its foreign subsidiaries in those operations. As of December 31, 2010 the Company has not made a provision for U.S. or additional foreign withholdings taxes on approximately $4,440 of the unremitted earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under other certain circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in its foreign subsidiaries.

The Company follows ASC 740-10, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For each tax position, the Company must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2010	2009	2008

Unrecognized tax benefit at January 1	$27,322	$31,659	$32,030
Gross increase in tax positions in prior period	492	1,317	5,958
Gross decrease in tax positions in prior period	(2,547)	(3,508)	(3,548)
Gross increase in tax positions in current period	1,773	2,052	4,454
Gross increase in tax positions from stock acquisitions	392	—	—
Settlements	(536)	(2,143)	(3,240)
Lapse of statute of limitations	(3,816)	(2,055)	(3,995)

Unrecognized tax benefit at December 31	$23,080	$27,322	$31,659

Of the total unrecognized tax benefits at December 31, 2010, 2009 and 2008, $14,770, $15,644 and $18,575, respectively, represent the amount that, if recognized, would have a favorable effect on the Company’s effective tax rate in any future periods.

The total gross amount of accrued interest and penalties at December 31, 2010, 2009 and 2008 was $7,753, $7,384 and $8,116, respectively. The Company’s practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in the accompanying consolidated statements of operations.

The Company does not expect a significant increase in unrecognized benefits related to state tax exposures within the coming year. In addition, the Company believes that it is reasonably possible that approximately $4,934 of its currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2011 as a result of a combination of audit settlements and lapses of statute of limitations, net of additional uncertain tax positions.

The Company is subject to tax in the U.S. and in various state and foreign jurisdictions. The Company joined by its domestic subsidiaries, files a consolidated income tax return for the Federal income tax purposes. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for tax years before 2007. In Massachusetts, the Company is being audited for the years 2003 through 2008 with a statute extension to June 30, 2011. In New York, the Company is being audited for the years 2003 through 2006 with a statute extension to June 17, 2011. The Internal Revenue Service completed an audit for the period 2006 through 2007 and have commenced an audit for the 2008 period. The Company does not expect that the results of these examinations will have a material effect on its financial position or results of operations.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Composition of Certain Financial Statement Captions:

The following tables present the components of “Other current assets,” “Accounts payable and accrued liabilities” and “Other liabilities” at December 31:

	2010	2009

Other current assets:
Acquisition related escrows	$6,167	$20,142
Other current assets	899	1,514

Total other current assets	$7,066	$21,656

Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$60,013	$56,114
Other current liabilities	51,982	45,287

Total accounts payable and accrued liabilities	$111,995	$101,401

Other liabilities:
Unrecognized tax benefits	$30,833	$34,706
Deferred rent	14,292	12,244
Other liabilities	45,088	30,010

Total other liabilities	$90,213	$76,960

13.	Debt:

The following table presents short-term and long-term debt by issuance:

	Issuance	Maturity	December 31,	December 31,
	Date	Date	2010	2009

Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	12/29/2010	1/31/2011	$40,000	$—
Syndicated revolving credit facility	12/29/2010	1/31/2011	15,000	—
Syndicated revolving credit facility	12/13/2010	2/14/2011	40,000	—
Syndicated revolving credit facility	12/13/2010	3/14/2011	30,000	—
Syndicated revolving credit facility	12/15/2010	3/15/2011	130,000	—
Syndicated revolving credit facility	12/13/2010	6/13/2011	55,000	—
Syndicated revolving credit facility	12/16/2009	1/19/2010	—	10,000
Syndicated revolving credit facility	12/23/2009	1/25/2010	—	50,000
Prudential senior notes:
4.60% Series E senior notes	6/14/2005	6/13/2011	50,000	—
6.00% Series F senior notes	8/8/2006	8/8/2011	25,000	—
Principal senior notes:
6.03% Series A senior notes	8/8/2006	8/8/2011	50,000	—
Capital lease obligations	Various	Various	2,429	5,488
Other	Various	Various	288	1,172

Short-term debt and current portion of long-term debt			$437,717	$66,660

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Issuance	Maturity	December 31,	December 31,
	Date	Date	2010	2009

Long-term debt:
Prudential senior notes:
4.60% Series E senior notes	6/14/2005	6/13/2011	$—	$50,000
6.00% Series F senior notes	8/8/2006	8/8/2011	—	25,000
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Principal senior notes:
6.03% Series A senior notes	8/8/2006	8/8/2011	—	50,000
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Aviva Investors North America:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	30,000
Other obligations:
Capital lease obligations	Various	Various	1,628	2,094
Other	Various	Various	198	415

Long-term debt			$401,826	$527,509

Total debt			$839,543	$594,169

Accrued interest associated with the Company’s outstanding debt obligations was $4,583 and $4,371 as of December 31, 2010 and 2009, respectively, and included in “Accounts payable and accrued liabilities” within the accompanying consolidated balance sheets. Consolidated interest expense associated with the Company’s outstanding debt obligations was $33,045, $35,021 and $30,863 for the years ended December 31, 2010, 2009 and 2008, respectively.

Prudential Master Shelf Agreement

On June 13, 2003, the Company authorized the issuance of senior promissory notes (“Prudential Shelf Notes”) under an uncommitted master shelf agreement with Prudential Capital Group (“Prudential”) in the aggregate principal amount of $200,000. On February 1, 2005, the Company amended the shelf agreement to increase the authorization of additional senior promissory notes in the aggregate principal amount by $150,000. On February 28, 2007, the Company amended the shelf agreement to increase the authorization of additional senior promissory notes in the aggregate principal amount by $100,000. On August 30, 2010, the Company amended the Prudential Master Shelf Agreement to extend the maturity of the agreement through August 30, 2013. Prudential Shelf Notes may be issued and sold until the earliest of (i) August 30, 2013; (ii) the thirtieth day after receiving written notice to terminate; or (iii) the last closing day after which there is no remaining facility available. The Prudential Shelf Notes’ agreement is uncommitted and interest is payable at a fixed rate or variable floating rate. Fixed rate Prudential Shelf Notes are subject to final maturities not to exceed ten years and, in the case of floating rate Prudential Shelf Notes, not to exceed five years. The net

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds from the notes were utilized to repurchase Class B Company stock, to repay certain maturing notes and revolving credit facilities and to fund acquisitions. Interest on the notes is payable quarterly.

As of December 31, 2010 and 2009, the Company had long-term debt outstanding of $335,000 under this agreement. The Prudential Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and interest coverage ratios.

Principal Master Shelf Agreement

On July 10, 2006, the Company authorized the issuance of senior promissory notes (“Principal Shelf Notes”) under an uncommitted master shelf agreement with Principal Global Investors, LLC (“Principal”) in the aggregate principal amount of $75,000. The net proceeds from the notes issued were utilized to fund acquisitions. Interest on the notes is payable quarterly. The Principal Master Shelf Agreement expired on July 10, 2009. The Company did not extend this agreement.

As of December 31, 2010 and 2009, $75,000 was outstanding under this agreement. The Principal Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and fixed charge ratios.

New York Life Master Shelf Agreement

On March 16, 2007, the Company authorized the issuance of senior promissory notes (“New York Life Shelf Notes”) under an uncommitted master shelf agreement with New York Life in the aggregate principal amount of $100,000. On March 16, 2010, the Company amended the New York Life Master Shelf Agreement to increase the authorization of additional senior promissory notes by $15,000, from $100,000 to $115,000, and to extend the maturity of the agreement through March 16, 2013. New York Life Shelf Notes may be issued and sold until the earliest of (i) March 16, 2013; (ii) the thirtieth day after receiving written notice to terminate; or (iii) the last closing day after which there is no remaining facility available. Interest is payable at a fixed rate or variable floating rate. Fixed rate New York Life Shelf Notes are subject to final maturities not to exceed ten years and, in the case of floating rate Shelf Notes, not to exceed five years. The New York Life Shelf Notes are uncommitted with fees in the amount equal to 0.125% of the aggregate principal amount for subsequent issuances. The net proceeds from the notes issued were utilized to fund acquisitions. Interest on the notes is payable quarterly.

As of December 31, 2010 and 2009, $85,000 was outstanding under this agreement. The New York Life Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and fixed charge ratios.

Aviva Master Shelf Agreement

On December 10, 2008, the Company entered into a $50,000 uncommitted master shelf agreement with Aviva Investors North America, Inc. (“Aviva”). Aviva shelf notes may be issued and sold until the earliest of (i) December 10, 2011; (ii) the thirtieth day after receiving written notice to terminate; or (iii) the last closing day after which there is no remaining facility available. The Aviva master shelf is uncommitted with fees in the amount equal to 0.125% of the aggregate principal amount for subsequent issuances. The interest rate will be determined at the time of the borrowing. On April 27, 2009, the Company issued Series A senior promissory notes under the uncommitted master shelf agreement with Aviva in the aggregate principal amount of $30,000 due April 27, 2013. Interest is payable quarterly at a fixed rate of 6.46%.

As of December 31, 2010 and 2009, $30,000 were outstanding under this agreement. The Aviva master shelf agreement contains certain covenants that, among other things, require the Company to maintain certain leverage and fixed charge ratios.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Syndicated Revolving Credit Facility

On July 2, 2009, the Company entered into a $300,000 syndicated revolving credit facility with Bank of America, N.A., JPMorgan Chase, N.A., Morgan Stanley Bank, N.A., and Wells Fargo Bank, N.A., which matures on July 2, 2012. Interest is payable at maturity at a rate to be determined at the time of borrowing. On August 21, 2009, PNC Bank, N.A., Sovereign Bank, RBS Citizens, N.A., and SunTrust Bank joined the syndicated revolving credit facility increasing the availability to $420,000. This facility is committed with a one-time fee of $4,510, which will be amortized over a three year period.

On September 10, 2010, the Company amended its syndicated revolving credit facility to increase the capacity by $155,000 to $575,000, to extend the maturity of the syndicated revolving credit facility to September 10, 2014 and to modify certain restrictions. The Company paid a one-time fee of $1,781, which will be amortized over a four-year period, consistent with the remaining life of the credit facility, reduced the ongoing unused facility fees from 0.375% to 0.200% and reduced the borrowing rate from LIBOR plus 2.50% to LIBOR plus 1.75%. As of December 31, 2010 and 2009, the Company had $310,000 and $60,000 outstanding under this agreement. As of December 31, 2010 and 2009, the interest on the outstanding borrowings under the syndicated revolving credit facility is payable at a weighted average interest rate of 2.10% and 2.73%, respectively.

Debt Maturities

The following table reflects the Company’s debt maturities:

Year	Amount

2011	$437,717
2012	$1,211
2013	$180,511
2014	$103
2015	$170,001
2016 and thereafter	$50,000

14.	Redeemable Common Stock:

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the years ended December 31, 2009 and 2008, 3,032,850 and 25,121,750 of ISO Class A shares were redeemed by the Company at a weighted average price of $16.18 and $17.28 per share, respectively. Included in ISO Class A repurchased shares were $805 and $19,734 for shares primarily utilized to satisfy minimum tax withholdings on options exercised during the years ended December 31, 2009 and 2008, respectively.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding the changes in redeemable common stock prior to the corporate reorganization effective October 6, 2009 is provided in the table below.

					Notes	Total
	ISO Class A Common Stock				Receivable	Redeemable
	Shares	Redemption	Unearned	Additional	from	Common
	Issued	Value	KSOP	Paid-in-Capital	Stockholders’	Stock

Balance, January 1, 2008	58,153,300	$1,217,942	$(4,129)	$—	$(42,625)	$1,171,188
Redemption of ISO Class A common stock	(25,121,750)	(434,044)	—	—	62,773	(371,271)
KSOP shares earned	—	—	756	21,518	—	22,274
Stock based compensation	—	—	—	9,881	—	9,881
Stock options exercised (including tax benefit of $26,099)	4,262,800	25,324	—	26,099	(20,148)	31,275
Other stock issuances	12,600	225	—	—	—	225
Decrease in redemption value of ISO Class A common stock	—	(56,535)	—	(57,498)	—	(114,033)

Balance, December 31, 2008	37,306,950	$752,912	$(3,373)	$—	$—	$749,539

Redemption of ISO Class A common stock	(3,032,850)	(49,066)	—	—	—	(49,066)
KSOP shares earned	—	—	2,068	73,272	—	75,340
Stock based compensation	—	—	—	8,526	—	8,526
Stock options exercised (including tax benefit of $1,723)	485,550	4,939	—	1,723	—	6,662
Other stock transactions	9,100	162	—	—	—	162
Increase in redemption value of ISO Class A common stock	—	355,949	—	(83,521)	—	272,428
Conversion of redeemable common stock upon corporate reorganization	(34,768,750)	(1,064,896)	1,305	—	—	(1,063,591)

Balance, December 31, 2009	—	$—	$—	$—	$—	$—

15.	Stockholders’ Deficit:

On November 18, 1996, the Company authorized 335,000,000 shares of ISO Class A redeemable common stock. Effective with the corporate reorganization on October 6, 2009, the ISO Class A redeemable common stock and all Verisk Class B shares sold into the IPO were converted to Verisk Class A common stock on a one-for-one basis. In addition, the Verisk Class A common stock authorized was increased to 1,200,000,000 shares. The Verisk Class A common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect eight of the eleven members of the board of directors. The eleventh seat on the board of directors is held by the CEO of the Company.

On November 18, 1996, the Company authorized 1,000,000,000 ISO Class B shares and issued 500,225,000 shares. On October 6, 2009, the Company completed a corporate reorganization whereby the ISO Class B common stock and treasury stock was converted to Verisk Class B common stock on a one-for-one

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis. All Verisk Class B shares sold into the IPO were converted to Verisk Class A common stock on a one-for-one basis. In addition, the Verisk Class B common stock authorized was reduced to 800,000,000 shares, sub-divided into 400,000,000 shares of Class B-1 and 400,000,000 of Class B-2. Each share of Class B-1 common stock shall convert automatically, without any action by the stockholder, into one share of Verisk Class A common stock on April 6, 2011. Each share of Class B-2 common stock shall convert automatically, without any action by the stockholder, into one share of Verisk Class A common stock on October 6, 2011. The Class B shares have the same rights as Verisk Class A shares with respect to dividends and economic ownership, but have voting rights to elect three of the eleven directors. The Company did not repurchase any Class B shares during the year ended December 31, 2009. The Company repurchased 483,500 ISO Class B shares at an average price of $10.34 during the year ended December 31, 2008.

On October 6, 2009, the Company authorized 80,000,000 shares of preferred stock, par value $0.001 per shares, in connection with the reorganization. The preferred shares have preferential rights over the Verisk Class A, Class B-1 and Class B-2 common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares from the reorganization date through December 31, 2010.

Treasury Stock

As of December 31, 2010, the Company’s treasury stock consisted of 7,111,202 Class A common stock, 186,102,482 Class B-1 common stock and 178,893,668 Class B-2 common stock. The Company’s Class B-1 and Class B-2 treasury stock will convert to Class A common stock consistent with the Class B-1 and Class B-2 common stock.

Share Repurchase Program

On April 29, 2010, the Company’s board of directors authorized a $150,000 share repurchase program of the Company’s common stock (the “Repurchase Program”). On October 19, 2010, the Company’s board of directors authorized an additional $150,000 of share repurchases under the Repurchase Program. Under the Repurchase Program, the Company may repurchase stock in the open market or as otherwise determined by the Company. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk Analytics, Inc. 2009 Equity Incentive Plan (the “Incentive Plan”) and the Insurance Services Office, Inc. 1996 Incentive Plan (the “Option Plan”). This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.

During the year ended December 31, 2010, 7,111,202 shares of Verisk Class A common stock were repurchased by the Company as part of this program at a weighted average price of $29.88 per share. The Company utilized borrowings from its syndicated revolving credit facility to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $2,266 in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheets for those purchases that have not settled as of December 31, 2010. The Company had $87,488 available to repurchase shares under the Repurchase Program as of December 31, 2010.

The Company repurchased 7,583,532 and 374,718 Verisk Class B-1 and Class B-2 shares, respectively, at an average price of $26.3644 during the year ended December 31, 2010. These repurchases were separately authorized and did not affect the availability under the Repurchase Program.

Earnings Per Share

As disclosed in “Note 1 — Organization” on October 6, 2009 Verisk became the new parent holding company for ISO. In connection with the IPO, the stock of ISO was exchanged for the stock of Verisk on a one-for-one basis and Verisk effected a fifty-for-one stock split of its Verisk Class A and Class B common

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock. As a result of the stock split, all share and per share data throughout this report has been adjusted to reflect a fifty-for-one stock split.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Numerator used in basic and diluted EPS:
Net income	$242,552	$126,614	$158,228

Denominator:
Weighted average number of common shares used in basic EPS	177,733,503	174,767,795	182,885,700
Effect of dilutive shares:
Potential Class A redeemable common stock issuable upon the exercise of stock options	8,661,459	7,397,866	7,346,000

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	186,394,962	182,165,661	190,231,700

Basic EPS of Class A and Class B	$1.36	$0.72	$0.87

Diluted EPS of Class A and Class B	$1.30	$0.70	$0.83

The potential shares of common stock that were excluded from diluted EPS were 2,095,140, 9,054,022 and 5,091,350 for the years ended December 31, 2010, 2009 and 2008, respectively, because the effect of including these potential shares was antidilutive.

Accumulated Other Comprehensive Loss

The following is a summary of accumulated other comprehensive loss:

	December 31,	December 31,
	2010	2009

Unrealized gains on investments	$725	$526
Unrealized foreign currency losses	(792)	(683)
Pension and postretirement unfunded liability adjustment	(55,736)	(53,471)

Accumulated other comprehensive loss	$(55,803)	$(53,628)

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The before tax and after tax amounts for these categories, and the related tax benefit/(expense) included in other comprehensive gain/(loss) are summarized below:

		Tax Benefit/
For the Year Ended December 31, 2010	Before Tax	(Expense)	After Tax

Unrealized holding gains on investments arising during the year	$340	$(141)	$199
Unrealized foreign currency loss	(109)	—	(109)
Pension and postretirement unfunded liability adjustment	(4,135)	1,870	(2,265)

Total other comprehensive loss	$(3,904)	$1,729	$(2,175)

For the Year Ended December 31, 2009
Unrealized holding gains on investments arising during the year	$563	$(231)	$332
Reclassification adjustment for amounts included in net income	386	(161)	225
Unrealized foreign currency gain	90	—	90
Pension and postretirement unfunded liability adjustment	43,050	(14,891)	28,159

Total other comprehensive gain	$44,089	$(15,283)	$28,806

For the Year Ended December 31, 2008
Unrealized holding losses on investments arising during the year	$(1,687)	$666	$(1,021)
Reclassification adjustment for amounts included in net income	2,325	(923)	1,402
Unrealized foreign currency loss	(927)	—	(927)
Pension and postretirement unfunded liability adjustment	(122,714)	49,525	(73,189)

Total other comprehensive loss	$(123,003)	$49,268	$(73,735)

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

Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $17, $17 and $16 for 2010, 2009 and 2008, respectively. Certain eligible participants (age 50 and older) may contribute an additional $6, $6 and $5 on a pre-tax basis for 2010, 2009 and 2008, respectively. After-tax contributions are limited to 10% of a participant’s compensation. The Company provides quarterly matching contributions in Class A common stock. The quarterly matching contributions are equal to 75% of the first 6% of the participant’s contribution.

The Company established the ESOP component as a funding vehicle for the KSOP. This leveraged ESOP acquired 57,190,000 shares of the Company’s Class A common stock at a cost of approximately $33,170 ($0.58 per share) in January 1997. The ESOP borrowed $33,170 from an unrelated third party to finance the purchase of the KSOP shares. The common shares were pledged as collateral for its debt. The Company made annual cash contributions to the KSOP equal to the ESOP’s debt service. As the debt was repaid, shares were released from collateral and were allocated to active employees in proportion to their annual salaries in relation to total participant salaries. The Company accounts for its ESOP in accordance with ASC 718-40, Employee Stock Ownership Plans (“ASC 718-40”) and ASC 480-10, Distinguishing Liabilities

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from Equity (“ASC 480-10”). As shares were committed to be released from collateral, the Company reported compensation expense at the then-current fair value of the shares, and the shares became outstanding for EPS computations.

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

Effective with the IPO, the KSOP trustee sold 5,000,000 shares of Verisk Class A common stock, of which 2,754,600 shares were released-unallocated shares and 2,245,400 were unreleased shares pledged as collateral against the intercompany ESOP loan. The sale of the released-unallocated shares resulted in cash proceeds to the KSOP of $58,177. The sale of the unreleased shares resulted in cash proceeds to the KSOP of $47,423, all of which is pledged as collateral against the intercompany ESOP loan. The cash proceeds received by the KSOP can be used to repurchase shares diversified or distributed by KSOP participants subsequent to the IPO. All shares repurchased during this period will be repurchased first from the cash proceeds from the sale of the released-unallocated shares; once these proceeds are depleted and replaced with shares of Verisk Class A common stock, then all further share diversifications or distributions will be repurchased from the proceeds received from the sale of the unreleased shares. In accordance with ASC 718-40, the balance of the Class A common stock unearned KSOP shares was reclassified from redeemable common stock to “Unearned KSOP contributions”, a contra-equity account within the accompanying consolidated balance sheets. As the intercompany ESOP loan is repaid, a percentage of the ESOP loan collateral will be released and allocated to active participants in proportion to their annual salaries in relation to total participant salaries. As of December 31, 2010, the intercompany ESOP loan collateral consisted of cash equivalents totaling $669 and 1,242,481 shares of Verisk Class A common stock valued at $42,344. As of December 31, 2010, the Company had 20,237,069 and 47,355 allocated and released-unallocated ESOP shares, respectively.

In 2005, the Company established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees will participate in the Profit Sharing Plan if they complete 1,000 hours of service each plan year and are employed on December 31 of that year. The Company will make an annual contribution to the Profit Sharing Plan based on the Company’s performance. Participants vest once they have completed four years and 1,000 hours of service. For all periods presented, the profit sharing contribution was funded using Class A common stock.

Prior to the IPO, the fair value of the Class A shares was determined quarterly as determined for purposes of the KSOP. At December 31, 2010 and 2009, the fair value was $34.08 and $30.28 per share, respectively. KSOP compensation expense for 2010, 2009 and 2008 was approximately $11,573, $76,065 and $22,274, respectively.

Stock Option Plan

All of the Company’s outstanding stock options are covered under the Incentive Plan or the Option Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the Incentive Plan. Cash received from stock option exercises for the years ended December 31, 2010, 2009 and 2008 was $35,482, $7,709 and $892, respectively. On April 1, 2010 and June 1, 2010, the Company granted 2,011,390 and 5,000, respectively, of nonqualified stock options

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to key employees with an exercise price equal to the closing price of the Company’s Class A common stock on March 31, 2010 and May 28, 2010, with a ten-year contractual term and a service vesting period of four years. On July 1, 2010, the Company granted 31,906 nonqualified stock options that were immediately vested, 138,120 nonqualified stock options with a one-year service vesting period and 4,554 shares of Class A common stock, to the directors of the Company. The stock options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date and a ten-year contractual term. As of December 31, 2010, there are 8,683,159 shares of Class A common stock reserved and available for future issuance.

The fair value of the stock options granted during the years ended December 31, 2010, 2009 and 2008 were estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table.

	December 31,	December 31,	December 31,
	2010	2009	2008

Option pricing model	Black-Scholes	Black-Scholes	Black-Scholes
Expected volatility	31.08%	31.81%	28.02%
Risk-free interest rate	2.39%	2.16%	2.58%
Expected term in years	4.8	5.5	5.0
Dividend yield	0.00%	0.51%	1.81%
Weighted average grant date fair value per stock option	$8.73	$5.96	$4.13

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

Exercise prices for options outstanding and exercisable at December 31, 2010 ranged from $1.84 to $30.25 as outlined in the following table:

	Options Outstanding			Options Exercisable
	Weighted			Weighted		Weighted
	Average	Stock	Weighted	Average	Stock	Average
Range of	Remaining	Options	Average	Remaining	Options	Exercise
Exercise Prices	Contractual Life	Outstanding	Exercise Price	Contractual Life	Exercisable	Price

$1.84 to $2.20	0.9	88,750	$2.16	0.9	88,750	$2.16
$2.21 to $2.96	2.1	1,694,100	$2.83	2.1	1,694,100	$2.83
$2.97 to $4.62	2.4	3,810,100	$3.66	2.4	3,810,100	$3.66
$4.63 to $8.90	4.3	3,985,804	$8.29	4.3	3,985,804	$8.29
$8.91 to $13.62	5.3	1,320,600	$11.83	5.3	1,320,600	$11.83
$13.63 to $15.10	6.2	1,493,475	$15.10	6.2	1,005,100	$15.10
$15.11 to $17.78	7.8	5,522,370	$16.64	7.6	1,909,305	$16.91
$17.79 to $22.00	8.8	3,015,612	$21.69	8.6	974,782	$21.11
$22.01 to $30.25	9.5	2,127,046	$28.36	9.5	31,906	$30.20

		23,057,857			14,820,447

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of options outstanding under the Incentive Plan and the Option Plan as of December 31, 2010 and changes during the three years then ended are presented below:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Options	Exercise Price	Value

Outstanding at January 1, 2008	24,837,650	$6.41	$269,012

Granted	3,147,350	$17.30
Exercised	(4,262,800)	$5.94	$48,399

Cancelled or expired	(564,950)	$14.08

Outstanding at December 31, 2008	23,157,250	$7.79	$179,981

Granted	6,451,521	$18.80
Exercised	(2,583,250)	$3.89	$44,569

Cancelled or expired	(264,300)	$15.79

Outstanding at December 31, 2009	26,761,221	$10.74	$522,914

Granted	2,186,416	$28.36
Exercised	(5,579,135)	$6.36	$154,653

Cancelled or expired	(310,645)	$19.77

Outstanding at December 31, 2010	23,057,857	$13.35	$478,014

Options exercisable at December 31, 2010	14,820,447	$9.22	$368,466

Options exercisable at December 31, 2009	16,890,225	$6.64	$399,281

A summary of the status of the Company’s nonvested options as of December 31, 2010, 2009 and 2008 and changes during the three years then ended are presented below:

		Weighted
		Average
	Number	Grant-Date
	of Options	Fair Value

Nonvested balance at January 1, 2008	8,362,500	$2.86
Granted	3,147,350	$4.13
Vested	(4,237,350)	$2.48
Cancelled or expired	(564,950)	$3.70

Nonvested balance at December 31, 2008	6,707,550	$4.41

Granted	6,451,521	$5.96
Vested	(3,023,775)	$3.28
Cancelled or expired	(264,300)	$4.06

Nonvested balance at December 31, 2009	9,870,996	$5.27

Granted	2,186,416	$8.73
Vested	(3,509,357)	$5.04
Cancelled or expired	(310,645)	$5.84

Nonvested balance at December 31, 2010	8,237,410	$6.27

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2010 was $478,014 and $368,466, respectively. In accordance with ASC 718, excess tax benefit from exercised stock options is recorded as an increase to additional-paid-in capital and a corresponding reduction in taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented in the statement of cash flows as a financing cash inflow.

For the year ended December 31, 2010, certain employees exercised stock options and covered the statutory minimum tax withholdings of $15,051 through a net settlement of 503,043 shares. The payment of taxes related to these exercises were recorded as a reduction to additional-paid-in capital. This transaction is reflected within “Net share settlement of taxes upon exercise of stock options” within cash flows from financing activities in the accompanying consolidated statements of cash flows.

The Company estimates expected forfeitures of equity awards at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the requisite service period and may impact the timing of expense recognized over the requisite service period. Stock-based compensation expense for 2010, 2009 and 2008 was $21,298, $12,744 and $9,881, respectively.

As of December 31, 2010, there was $39,920 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Incentive Plan and the Option Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. As of December 31, 2010, there were 8,237,410 nonvested stock options, of which 7,094,840 are expected to vest. The total grant date fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $17,677, $9,918 and $11,803, respectively.

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

The Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. The Company contributed $313, $292 and $542 to the SERP in 2010, 2009 and 2008, respectively, and expects to contribute $533 in 2011. The minimum required funding for the Pension Plan for the years ended December 31, 2010, 2009 and 2008 was $20,444, $5,471 and $5,029, respectively. The Company expects to contribute $25,312 to the Pension Plan in 2011.

The expected return on the plan assets for 2010 and 2009 is 8.25%, which is determined by taking into consideration the Company’s analysis of its actual historical investment returns to a broader long-term

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forecast adjusted based on the its target investment allocation, and the current economic environment. The Company’s investment guidelines target investment allocation of 60% equity securities and 40% debt securities. The Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms. The domestic equity portion of the total portfolio should range between 40% and 60%. The international equity portion of the total portfolio should range between 10% and 20%. The fixed income portion of the total portfolio should range between 20% and 40%. The asset allocation at December 31, 2010 and 2009, and target allocation for 2011 by asset category are as follows:

	Target	Percentage of Plan Assets
Asset Category	Allocation	2010	2009

Equity securities	60%	56%	58%
Debt securities	40%	42%	39%
Other	0%	2%	3%

Total	100%	100%	100%

The Company has used the target investment allocation to derive the expected return as the Company believes this allocation will be retained on an ongoing basis that will commensurate with the projected cash flows of the plan. The expected return for each investment category within the target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the pension plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit costs. The Company believes that the use of the average historical rates of returns is consistent with the timing and amounts of expected contributions to the plans and benefit payments to plan participants. The Company believes that these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.

The Company also provides certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”) is contributory, requiring participants to pay a stated percentage of the premium for coverage. As of October 1, 2001, the Postretirement Plan was amended to freeze benefits for current retirees and certain other employees at the January 1, 2002 level. Also, as of October 1, 2001, the Postretirement Plan had a curtailment, which eliminated retiree life insurance for all active employees and healthcare benefits for almost all future retirees, effective January 1, 2002. The Company expects to contribute $4,227 to the Postretirement Plan in 2011.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the changes in the benefit obligations and the plan assets, the unfunded status of the Pension Plan and Postretirement Plan, and the amounts recognized in the Company’s consolidated balance sheets at December 31:

	Pension Plan		Postretirement Plan
	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$378,189	$366,921	$29,911	$28,640
Service cost	6,412	7,375	—	—
Interest cost	21,364	21,196	1,211	1,728
Actuarial loss	26,039	7,407	689	3,534
Plan participants’ contributions	—	—	2,676	2,732
Benefits paid	(22,534)	(24,710)	(7,685)	(7,532)
Federal subsidy on benefits paid	—	—	425	809

Benefit obligation at end of year	$409,470	$378,189	$27,227	$29,911

Accumulated benefit obligation at end of year	$398,936	$368,229

Weighted-average assumptions as of December 31,
used to determine benefit obligation:
Discount rate	5.49%	5.74%	4.00%	4.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Change in plan assets:
Fair value of plan assets at beginning of year	$275,662	$232,452	$—	$—
Actual return on plan assets, net of expenses	39,538	62,157	—	—
Employer contributions	20,757	5,763	4,584	3,991
Plan participants’ contributions	—	—	2,676	2,732
Benefits paid	(22,534)	(24,710)	(7,685)	(7,532)
Subsidies received	—	—	425	809

Fair value of plan assets at end of year	$313,423	$275,662	$—	$—

Unfunded status at end of year	$96,047	$102,527	$27,227	$29,911

The pre-tax components affecting accumulated other comprehensive losses as of December 31, 2010 and 2009 are summarized below:

	Pension Plan		Postretirement Plan
	2010	2009	2010	2009

Transition obligation	$—	$—	$—	$499
Prior service benefit	(1,714)	(2,515)	(1,586)	—
Actuarial losses	90,465	87,381	10,696	8,361

Accumulated other comprehensive losses, pretax	$88,751	$84,866	$9,110	$8,860

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost and the amounts recognized in other comprehensive loss/(income) are summarized below for the years ended December 31, 2010, 2009 and 2008:

	Pension Plan			Postretirement Plan
	2010	2009	2008	2010	2009	2008

Service cost	$6,412	$7,375	$7,789	$—	$—	$—
Interest cost	21,364	21,196	21,698	1,211	1,729	1,689
Amortization of transition obligation	—	—	—	—	166	166
Recognized net actuarial loss	—	—	—	—	417	241
Expected return on plan assets	(22,648)	(18,327)	(27,441)	—	—	—
Amortization of prior service cost	(801)	(801)	(801)	(146)	—	—
Amortization of net actuarial loss	6,067	10,380	499	584	—	—

Net periodic benefit cost	$10,394	$19,823	$1,744	$1,649	$2,312	$2,096

Transition obligation	$—	$—	$—	$—	$(166)	$(166)
Amortization of actuarial gains	(496)	(501)	(499)	—	—	—
Amortization of prior service benefit	801	801	801	146	—	—
Net loss recognized	(5,571)	(9,879)	—	—	—	—
Actuarial loss/(gain)	9,151	(36,422)	120,167	104	3,117	2,411

Total recognized in other comprehensive loss/(income)	3,885	(46,001)	120,469	250	2,951	2,245

Total recognized in net periodic cost and other comprehensive loss/(income)	$14,279	$(26,178)	$122,213	$1,899	$5,263	$4,341

The estimated amounts in accumulated other comprehensive losses that is expected to be recognized as components of net periodic benefit cost during 2011 are summarized below:

	Pension	Postretirement
	Plan	Plan	Total

Transaction obligation	$—	$—	$—
Prior service benefit	(801)	(146)	(947)
Actuarial losses	5,639	654	6,293

Total	$4,838	$508	$5,346

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions as of January 1, 2010, 2009 and 2008 used to determine net periodic benefit cost and the amount recognized in the accompanying consolidated balance sheets are provided below:

	Pension Plan			Postretirement Plan
	2010	2009	2008	2010	2009	2008

Weighted-average assumptions as of January 1, used to determine net benefit cost:
Discount rate	5.74%	6.00%	6.25%	4.50%	6.00%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.25%	N/A	N/A	N/A
Amounts recognized in the consolidated
balance sheets consist of:
Pension and postretirement benefits, current	$519	$481	$555	$4,144	$4,803	$4,842
Pension and postretirement benefits, noncurrent	95,528	102,046	133,914	23,083	25,108	23,798

Total pension and postretirement benefits	$96,047	$102,527	$134,469	$27,227	$29,911	$28,640

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the postretirement plan are net of the federal Medicare subsidy.

	Pension	Postretirement
	Plan	Plan

2011	$26,204	$4,227
2012	$27,182	$3,911
2013	$28,030	$3,576
2014	$31,778	$3,251
2015	$30,104	$2,875
2016-2020	$168,295	$9,901

The healthcare cost trend rate for 2010 was 9.0% gradually decreasing to 5.0% in 2018. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A 1% change in assumed healthcare cost trend rates would have the following effects:

	1%	1%
	Increase	Decrease

Effect of total service and interest cost components of net periodic postretirement healthcare benefit cost	$9	$(11)
Effect on the healthcare component of the accumulated postretirement benefit obligation	$209	$(245)

The expected subsidy from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced the Company’s accumulated postretirement benefit obligation by approximately $7,514 and $8,394 as of December 31, 2010 and 2009, and the net periodic benefit cost by approximately $474, $613 and $1,315 in fiscal 2010, 2009 and 2008, respectively.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value measurements by level of the Pension Plan assets at December 31, 2010:

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

December 31, 2010
Equity
Managed equity accounts(1)	$64,364	$64,364	$—	$—
Equity — pooled separate account(2)	108,775	—	108,775	—
Equity — partnerships(3)	1,121	—	—	1,121
Debt
Fixed income manager — pooled separate account(2)	133,315	—	133,315	—
Other
Cash — pooled separate account(2)	5,848	—	5,848	—

Total	$313,423	$64,364	$247,938	$1,121

December 31, 2009
Equity
Managed equity accounts(1)	$123,871	$123,871	$—	$—
Equity — pooled separate account(2)	31,304	—	31,304	—
Equity — partnerships(3)	4,939	—	—	4,939
Debt
Fixed income manager — managed account(2)	76,900	—	76,900	—
Fixed income manager — pooled separate account(2)	30,728	—	30,728	—
Other
Cash — pooled separate account(2)	7,920	—	7,920	—

Total	$275,662	$123,871	$146,852	$4,939

(1)	Valued at the closing price of shares for domestic stocks within the managed equity accounts, and valued at the net asset value (“NAV”) of shares for mutual funds at either the closing price reported in the active market or based on yields currently available on comparable securities of issuers with similar credit ratings for corporate bonds held by the Plan in these managed accounts.

(2)	The pooled separate accounts invest in domestic and foreign stocks, bonds and mutual funds. The fair values of these stocks, bonds and mutual funds are publicly quoted and are used in determining the NAV of the pooled separate account, which is not publicly quoted. Within managed equity accounts, when quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.

(3)	Investments for which readily determinable prices do not exist are valued by the General Partner using either the market or income approach. In establishing the estimated fair value of investments, including those without readily determinable values, the General Partner assumes a reasonable period of time for liquidation of the investment, and takes into consideration the financial condition and operating results of

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the underlying portfolio company, nature of investment, restrictions on marketability, holding period, market conditions, foreign currency exposures, and other factors the General Partner deems appropriate.

The following table sets forth a summary of changes in the fair value of the Pension Plan’s Level 3 assets for the years ended December 31:

	Equity-partnerships
	2010	2009

Beginning balance	$4,939	$2,146
Actual return on plan assets:
Investment loss, net	—	(31)
Realized and unrealized (loss)/gain, net	(133)	3,123
Fees	—	(366)
Purchase, sales, issuances, and settlements, net	(3,685)	67

Ending balance	$1,121	$4,939

18.	Segment Reporting

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

Decision Analytics:  The Company develops solutions that its customers use to analyze the three key processes in managing risk: ‘loss prediction,’ ‘fraud identification and detection’ and ‘loss quantification.’ The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions in each of these three categories. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of mortgage applications to identify misinformation, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance, mortgage and healthcare sectors.

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses segment EBITDA as the profitability measure for making decisions regarding ongoing operations. Segment EBITDA is income from continuing operations before investment income and interest expense, income taxes, depreciation and amortization, and

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition related liabilities adjustment. Segment EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate investment income, realized gains/(losses) on securities, net, interest expense, or income tax expense, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1% or more of the Company’s consolidated revenue for any of the years ended December 31, 2010, 2009 or 2008. No individual country outside of the U.S. accounted for 1% or more of total consolidated long-term assets as of December 31, 2010 or 2009.

The following tables provide the Company’s revenue and operating income performance by reportable segment for the year ended December 31, 2010, 2009 and 2008, as well as a reconciliation to income before income taxes for all periods presented in the accompanying consolidated statements of operations:

	December 31, 2010			December 31, 2009			December 31, 2008
	Risk	Decision		Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$542,138	$596,205	$1,138,343	$523,976	$503,128	$1,027,104	$504,391	$389,159	$893,550
Expenses:
Cost of revenues (exclusive of items shown separately below)	194,731	268,742	463,473	230,494	260,800	491,294	199,872	187,025	386,897
Selling, general and administrative	78,990	87,384	166,374	82,554	80,050	162,604	81,813	49,426	131,239

Segment EBITDA	268,417	240,079	508,496	210,928	162,278	373,206	222,706	152,708	375,414
Depreciation and amortization of fixed assets	16,772	23,956	40,728	18,690	19,888	38,578	19,447	15,870	35,317
Amortization of intangible assets	145	27,253	27,398	503	32,118	32,621	806	28,749	29,555
Acquisition related liabilities adjustment	—	(544)	(544)	—	—	—	—	—	—

Operating income	251,500	189,414	440,914	191,735	110,272	302,007	202,453	108,089	310,542

Unallocated expenses:
Investment income			305			195			2,184
Realized gains/(losses) on securities, net			95			(2,332)			(2,511)
Interest expense			(34,664)			(35,265)			(31,316)

Consolidated income before income taxes			$406,650			$264,605			$278,899

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$8,323	$32,622	$40,945	$8,373	$35,368	$43,741	$12,598	$20,664	$33,262

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segment revenue by type of service is provided below:

	December 31,	December 31,	December 31,
	2010	2009	2008

Risk Assessment
Industry-standard insurance programs	$353,501	$341,079	$329,858
Property-specific rating and underwriting information	137,071	132,027	125,835
Statistical agency and data services	29,357	28,619	27,451
Actuarial services	22,209	22,251	21,247

Total Risk Assessment	542,138	523,976	504,391
Decision Analytics
Fraud identification and detection solutions	320,781	273,103	213,994
Loss prediction solutions	158,406	137,328	95,128
Loss quantification solutions	117,018	92,697	80,037

Total Decision Analytics	596,205	503,128	389,159

Total consolidated revenues	$1,138,343	$1,027,104	$893,550

19.	Related Parties:

The Company considers its Verisk Class A and Class B stockholders that own more than 5% of the outstanding stock within the respective class to be related parties as defined within ASC 850, Related Party Disclosures. At December 31, 2010, the related parties were four Class B stockholders each owning more than 5% of the outstanding Class B shares compared to six Class B stockholders at December 31, 2009. At December 31, 2010, there were four Class A stockholders owning more than 5% of the outstanding Class A shares. The Company’s related parties had accounts receivable, net of $515 and $1,353 and fees received in advance of $1,231 and $439 as of December 31, 2010 and 2009, respectively. In addition, the Company had revenues from related parties for the years ended December 31, 2010, 2009 and 2008 of $49,788, $60,192 and $90,227, respectively.

The Company incurred expenses associated with the payment of insurance coverage premiums to certain of the related parties aggregating $41, $138 and $992 for the years ended December 31, 2010, 2009 and 2008, respectively. These costs are included in “Cost of revenues” and “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Commitments and Contingencies:

The Company’s operations are conducted on leased premises. Approximate minimum rentals under long-term noncancelable leases for all leased premises, computer equipment and automobiles are as follows:

	Operating	Capital
Years Ending	Leases	Leases

2011	$26,226	$2,511
2012	24,827	1,030
2013	24,632	517
2014	22,268	103
2015	19,512	1
2016-2020	84,159	—
2021-2025	5,385	—

Net minimum lease payments	$207,009	$4,162

Less amount representing interest		105

Present value of net minimum lease capital payments		$4,057

Most of the leases require payment of property taxes and utilities and, in certain cases, contain renewal options. Operating leases consist of office space. Capital leases consist of computer equipment, office equipment, and leased automobiles. Rent expense on operating leases approximated $23,898, $22,985 and $21,261 in 2010, 2009 and 2008, respectively.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Schafer v. State Farm Fire & Cas. Co., et al. was a putative class action pending against the Company and State Farm Fire & Casualty Company filed in March 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. The court dismissed the antitrust claim as to both defendants and dismissed all claims against the Company other than fraud, which will proceed to the discovery phase along with the remaining claims against State Farm. Judge Duval denied plaintiffs’ motion to certify a class with respect to the fraud and breach of contract claims on August 3, 2009 and the time to appeal that decision has expired. The matter, now a single action, was reassigned to Judge Africk. Plaintiffs agreed to settle the matter with the Company and State Farm and a Settlement Agreement and Release was executed by all parties in June 2010.

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

iiX Litigation

In March 2007, the Company’s subsidiary, Insurance Information Exchange, or iiX, as well as other information providers and insurers in the State of Texas, were served with a summons and class action complaint filed in the United States District Court for the Eastern District of Texas alleging violations of the Driver Privacy Protection Act, or the DPPA, entitled Sharon Taylor, et al. v. Acxiom Corporation, et al. Plaintiffs brought the action on their own behalf and on behalf of all similarly situated individuals whose personal information is contained in any motor vehicle record maintained by the State of Texas and who have not provided express consent to the State of Texas for the distribution of their personal information for purposes not enumerated by the DPPA and whose personal information has been knowingly obtained and used by the defendants. The class complaint alleges that the defendants knowingly obtained personal information for a purpose not authorized by the DPPA and seeks liquidated damages in the amount of two thousand five hundred dollars for each instance of a violation of the DPPA, punitive damages and the destruction of any illegally obtained personal information. The Court granted iiX’s motion to dismiss the complaint based on failure to state a claim and for lack of standing. Oral arguments on the plaintiffs’ appeal of that dismissal were held on November 4, 2009. The Court of Appeals for the Fifth Circuit Court affirmed the District

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court’s dismissal of the complaint on July 14, 2010. Plaintiffs filed a petition for a Writ of Certiorari with the United States Supreme Court on October 12, 2010, which was denied on January 10, 2011.

Similarly, in April 2010, the Company’s subsidiary, iiX, as well as other information providers in the State of Missouri were served with a summons and class action complaint filed in the United States District Court for the Western District of Missouri alleging violations of the Driver Privacy Protection Act, or the DPPA, entitled Janice Cook, et al. v. ACS State & Local Solutions, et al. Plaintiffs brought the action on their own behalf and on behalf of all similarly situated individuals whose personal information is contained in any motor vehicle record maintained by the State of Missouri and who have not provided express consent to the State of Missouri for the distribution of their personal information for purposes not enumerated by the DPPA and whose personal information has been knowingly obtained and used by the defendants. The class complaint alleges that the defendants knowingly obtained personal information for a purpose not authorized by the DPPA and seeks liquidated damages in the amount of two thousand five hundred dollars for each instance of a violation of the DDPA, punitive damages and the destruction of any illegally obtained personal information. The court granted iiX’s motion to dismiss the complaint based on a failure to state a claim on November 19, 2010. Plaintiffs filed a notice of appeal on December 17, 2010.

At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to these matters.

Interthinx Litigation

In September 2009, the Company’s subsidiary, Interthinx, Inc., was served with a putative class action entitled Renata Gluzman v. Interthinx, Inc. The plaintiff, a former Interthinx employee, filed the class action on August 13, 2009 in the Superior Court of the State of California, County of Los Angeles on behalf of all Interthinx information technology employees for unpaid overtime and missed meals and rest breaks, as well as various related claims claiming that the information technology employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. The pleadings include, among other things, a violation of Business and Professions Code 17200 for unfair business practices, which allows plaintiffs to include as class members all information technology employees employed at Interthinx for four years prior to the date of filing the complaint. The complaint seeks compensatory damages, penalties that are associated with the various statutes, restitution, interest costs, and attorney fees. On June 2, 2010, Plaintiffs agreed to settle their claims with Interthinx. The court granted preliminary approval to the settlement on November 10, 2010 and scheduled the final approval hearing for February 23, 2011.

**************

Schedule II

Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Balance at	Charged to	Deductions —
	Beginning	Costs and	Write-offs	Balance at
Description	of Year	Expenses(1)	(2)	End of Year

Year ended December 31, 2010:
Allowance for doubtful accounts	$3,844	$648	$(464)	$4,028

Valuation allowance for income taxes	$2,110	$352	$(977)	$1,485

Year ended December 31, 2009:
Allowance for doubtful accounts	$6,397	$916	$(3,469)	$3,844

Valuation allowance for income taxes	$2,098	$12	$—	$2,110

Year ended December 31, 2008:
Allowance for doubtful accounts	$8,247	$1,536	$(3,386)	$6,397

Valuation allowance for income taxes	$1,534	$564	$—	$2,098

(1)	Primarily additional reserves for bad debts.

(2)	Primarily accounts receivable balances written off, net of recoveries, and the expiration of loss carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.

Verisk Analytics, Inc.
(Registrant)

By:	/s/ Frank J. Coyne
Frank J. Coyne
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2011.

Signature	Capacity

/s/ Frank J. Coyne Frank J. Coyne	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)

/s/ Mark V. Anquillare Mark V. Anquillare	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ J. Hyatt Brown J. Hyatt Brown	Director

/s/ Glen A. Dell Glen A. Dell	Director

/s/ Christopher M. Foskett Christopher M. Foskett	Director

/s/ Constantine P. Iordanou Constantine P. Iordanou	Director

/s/ John F. Lehman, Jr. John F. Lehman, Jr.	Director

/s/ Samuel G. Liss Samuel G. Liss	Director

/s/ Andrew G. Mills Andrew G. Mills	Director

/s/ Thomas F. Motamed Thomas F. Motamed	Director

/s/ Arthur J. Rothkopf Arthur J. Rothkopf	Director

/s/ David B. Wright David B. Wright	Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
4.2	Prudential Uncommitted Master Shelf Agreement, dated as of June 13, 2003, among Insurance Services Office, Inc., The Prudential Insurance Company of America, U.S. Private Placement Fund, Baystate Investments, LLC, United of Omaha Life Insurance Company and Prudential Investment Management, Inc., incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.
4.3	Amendment No. 1 to the Prudential Uncommitted Master Shelf Agreement, dated February 1, 2005, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.
4.4	Amendment No. 2 to the Prudential Uncommitted Master Shelf Agreement, dated June 1, 2005, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.
4.5	Amendment No. 3 to the Prudential Uncommitted Master Shelf Agreement, dated January 23, 2006, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.
4.6	Waiver and Amendment No. 4 to the Prudential Uncommitted Master Shelf Agreement, dated February 28, 2007, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.
4.7	Amendment No. 5 to the Prudential Uncommitted Master Shelf Agreement, dated August 30, 2010, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, dated September 15, 2010.
4.8	New York Life Uncommitted Master Shelf Agreement, dated as of March 16, 2007, among Insurance Services Office, Inc., New York Life Insurance Company and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.
10.1	401(k) Savings Plan and Employee Stock Ownership Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, dated August 12, 2008.
10.2	Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
10.3	Form of Letter Agreement, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated October 7, 2008.

Exhibit
Number	Description

10.4	Form of Master License Agreement and Participation Supplement, incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated October 7, 2008.
10.5	Schedule of Master License Agreements Substantially Identical in All Material Respects to the Form of Master License Agreement and Participation Supplement, incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.
10.6	Credit Agreement, dated as of July 2, 2009, between Insurance Services Office, Inc. and Bank of America, N.A., as Administrative Agent, and the lenders party thereto, incorporated herein by reference to Exhibit 10.6 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, dated August 21, 2009.
10.7	Letter Agreement dated August 21, 2009 between Insurance Services Office, Inc. and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 13, 2010.
10.8	Second Amendment and Modification Agreement dated April 19, 2010 among Insurance Services Office, Inc., the Company, as a guarantor, the other guarantors party thereto, Bank of America, N.A., as a lender and the administrative agent, and the other lenders party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated September 13, 2010.
10.9	Third Amendment and Modification Agreement dated September 10, 2010 among the Insurance Services Office, Inc., the Company, as guarantor, the other guarantors party thereto, Bank of America, N.A., and the other lenders party thereto, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated September 13, 2010.
10.10	Employment Agreement with Frank J. Coyne, incorporated herein by reference to Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
10.11	Form of Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.8 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.
10.12	Insurance Services Office, Inc. 1996 Incentive Plan and Form of Stock Option Agreement thereunder, incorporated herein by reference to Exhibit 10.9 to Amendment No. 7 to the Company’s Registration Statement on Form S-1, dated September 29, 2009.
10.13	Form of Stock Option Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated November 16, 2009.
21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 29, 2009.
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.