Form 10-Q
period 2011-03-31
Verisk Analytics, Inc.
filed 2011-05-03
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34480
VERISK ANALYTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2994223
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

545 Washington Boulevard	07310-1686
Jersey City, NJ	(Zip Code)
(Address of principal executive offices)
(201) 469-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2011 there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	152,557,291
Class B (Series 2) common stock $.001 par value	14,771,340

Verisk Analytics, Inc.
Index to Form 10-Q

Item 1.	Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010

	2011
	unaudited	2010
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$101,238	$54,974
Available-for-sale securities	5,603	5,653
Accounts receivable, net of allowance for doubtful accounts of $3,435 and $4,028 (including amounts from related parties of $612 and $515, respectively) (1)	163,888	126,564
Prepaid expenses	25,490	17,791
Deferred income taxes, net	3,681	3,681
Federal and foreign income taxes receivable	—	15,783
State and local income taxes receivable	4,093	8,923
Other current assets	7,705	7,066

Total current assets	311,698	240,435

Noncurrent assets:
Fixed assets, net	100,774	93,409
Intangible assets, net	191,774	200,229
Goodwill	632,668	632,668
Deferred income taxes, net	21,548	21,879
State income taxes receivable	1,773	1,773
Other assets	26,196	26,697

Total assets	$1,286,431	$1,217,090

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$88,458	$111,995
Acquisition related liabilities	3,500	3,500
Short-term debt and current portion of long-term debt	129,997	437,717
Pension and postretirement benefits, current	4,663	4,663
Fees received in advance (including amounts from related parties of $1,425 and $1,231, respectively) (1)	247,064	163,007
Federal and foreign income taxes payable	18,788	—

Total current liabilities	492,470	720,882

Noncurrent liabilities:
Long-term debt	700,520	401,826
Pension benefits	89,908	95,528
Postretirement benefits	23,019	23,083
Other liabilities	89,605	90,213

Total liabilities	1,395,522	1,331,532

Commitments and contingencies
Stockholders’ equity/(deficit):
Verisk Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 150,421,644 and 150,179,126 shares issued and 141,066,860 and 143,067,924 outstanding as of March 31, 2011 and December 31, 2010, respectively	40	39
Verisk Class B (Series 1) common stock, $.001 par value; 400,000,000 shares authorized; 198,327,962 shares issued and 12,225,480 outstanding as of March 31, 2011 and December 31, 2010	47	47
Verisk Class B (Series 2) common stock, $.001 par value; 400,000,000 shares authorized; 193,665,008 shares issued and 14,771,340 outstanding as of March 31, 2011 and December 31, 2010	49	49
Unearned KSOP contributions	(917)	(988)
Additional paid-in capital	766,528	754,708
Treasury stock, at cost, 374,350,934 and 372,107,352 shares as of March 31, 2011 and December 31, 2010, respectively	(1,179,704)	(1,106,321)
Retained earnings	359,703	293,827
Accumulated other comprehensive loss	(54,837)	(55,803)

Total stockholders’ deficit	(109,091)	(114,442)

Total liabilities and stockholders’ deficit	$1,286,431	$1,217,090

(1)	See Note 13. Related Parties for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three-Month Periods Ended March 31, 2011 and 2010

	2011	2010
	(In thousands, except for share and per
	share data)
Revenues (including amounts from related parties of $4,396 and $15,133, respectively) (1)	$312,869	$276,154

Expenses:
Cost of revenues (exclusive of items shown separately below)	124,556	114,993
Selling, general and administrative	49,256	37,514
Depreciation and amortization of fixed assets	11,305	9,929
Amortization of intangible assets	8,455	7,304

Total expenses	193,572	169,740

Operating income	119,297	106,414

Other income/(expense):
Investment income	10	32
Realized gains on securities, net	362	32
Interest expense	(9,615)	(8,466)

Total other expense, net	(9,243)	(8,402)

Income before income taxes	110,054	98,012
Provision for income taxes	(44,178)	(42,637)

Net income	$65,876	$55,375

Basic net income per share of Class A and Class B:	$0.39	$0.31

Diluted net income per share of Class A and Class B:	$0.37	$0.29

Weighted average shares outstanding:
Basic	169,030,227	180,053,550

Diluted	176,964,192	189,454,756

(1)	See Note 13. Related Parties for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
For The Year Ended December 31, 2010 and The Three Months Ended March 31, 2011

									Accumulated	Total
	Common Stock Issued				Unearned	Additional			Other	Stockholders’
		Verisk	Verisk		KSOP	Paid-in	Treasury	Retained	Comprehensive	(Deficit)/
	Verisk Class A	Class B (Series 1)	Class B (Series 2)	Par Value	Contributions	Capital	Stock	Earnings	Loss	Equity
	(In thousands, except for share data)

Balance, January 1, 2010	125,815,600	205,637,925	205,637,925	$130	$(1,305)	$652,573	$(683,994)	$51,275	$(53,628)	$(34,949)
Comprehensive income:
Net income	—	—	—	—	—	—	—	242,552	—	242,552
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,175)	(2,175)

Comprehensive income	—	—	—	—	—	—	—	—	—	240,377
Conversion of Class B-1 common stock upon follow-on public offering (Note 1)	7,309,963	(7,309,963)	—	—	—	—	—	—	—	—
Conversion of Class B-2 common stock upon follow-on public offering (Note 1)	11,972,917	—	(11,972,917)	—	—	—	—	—	—	—
Treasury stock acquired — Class A (7,111,202 shares)	—	—	—	—	—	—	(212,512)	—	—	(212,512)
Treasury stock acquired — Class B-1 (7,583,532 shares)	—	—	—	—	—	—	(199,936)	—	—	(199,936)
Treasury stock acquired — Class B-2 (374,718 shares)	—	—	—	—	—	—	(9,879)	—	—	(9,879)
KSOP shares earned	—	—	—	—	317	11,256	—	—	—	11,573
Stock options exercised (including tax benefit of $49,015)	5,579,135	—	—	5	—	84,492	—	—	—	84,497
Net share settlement of taxes upon exercise of stock options	(503,043)	—	—	—	—	(15,051)	—	—	—	(15,051)
Stock based compensation	—	—	—	—	—	21,298	—	—	—	21,298
Other stock issuances	4,554	—	—	—	—	140	—	—	—	140

Balance, December 31, 2010	150,179,126	198,327,962	193,665,008	$135	$(988)	$754,708	$(1,106,321)	$293,827	$(55,803)	$(114,442)

Comprehensive income:
Net income	—	—	—	—	—	—	—	65,876	—	65,876
Other comprehensive income	—	—	—	—	—	—	—	—	966	966

Comprehensive income	—	—	—	—	—	—	—	—	—	66,842
Treasury stock acquired — Class A (2,243,582 shares)	—	—	—	—	—	—	(73,383)	—	—	(73,383)
KSOP shares earned	—	—	—	—	71	3,040	—	—	—	3,111
Stock options exercised (including tax benefit of $1,383)	242,518	—	—	1	—	4,962	—	—	—	4,963
Stock-based compensation	—	—	—	—	—	3,818	—	—	—	3,818

Balance, March 31, 2011	150,421,644	198,327,962	193,665,008	$136	$(917)	$766,528	$(1,179,704)	$359,703	$(54,837)	$(109,091)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Three Months Ended March 31, 2011 and 2010

	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$65,876	$55,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	11,305	9,929
Amortization of intangible assets	8,455	7,304
Amortization of debt issuance costs	309	395
Allowance for doubtful accounts	151	105
KSOP compensation expense	3,111	2,850
Stock-based compensation	3,818	3,886
Non-cash charges associated with performance based appreciation awards	546	566
Realized gains on securities, net	(362)	(32)
Deferred income taxes	(158)	973
Other operating	15	15
Loss on disposal of assets	96	11
Excess tax benefits from exercised stock options	—	(147)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(37,475)	(42,699)
Prepaid expenses and other assets	(7,890)	(4,591)
Federal and foreign income taxes	35,954	32,937
State and local income taxes	4,830	6,405
Accounts payable and accrued liabilities	(22,100)	(25,415)
Fees received in advance	84,057	88,273
Other liabilities	(4,957)	1,049

Net cash provided by operating activities	145,581	137,189

Cash flows from investing activities:
Acquisitions, net of cash acquired of $1,556 in 2010	—	(6,227)
Proceeds from release of acquisition related escrows	—	213
Escrow funding associated with acquisitions	—	(1,500)
Purchases of available-for-sale securities	(960)	(252)
Proceeds from sales and maturities of available-for-sale securities	1,154	335
Purchases of fixed assets	(13,648)	(7,498)

Net cash used in investing activities	(13,454)	(14,929)

Cash flows from financing activities:
Repurchase of Verisk Class A common stock	(73,578)	—
Repayment of short-term debt, net	(15,946)	(62,945)
Payment of debt issuance cost	(256)	—
Excess tax benefits from exercised stock options	—	147
Proceeds from stock options exercised	3,579	—

Net cash used in financing activities	(86,201)	(62,798)

Effect of exchange rate changes	338	3

Increase in cash and cash equivalents	46,264	59,465

Cash and cash equivalents, beginning of period	54,974	71,527

Cash and cash equivalents, end of period	$101,238	$130,992

Supplemental disclosures:
Taxes paid	$3,351	$616

Interest paid	$9,479	$8,228

Non-cash investing and financing activities:
Repurchase of Verisk Class A common stock included in accounts payable and accrued liabilities	$2,070	$—

Deferred tax liability established on date of acquisition	$—	$(732)

Capital lease obligations	$6,920	$575

Capital expenditures included in accounts payable and accrued liabilities	$310	$815

Increase in goodwill due to acquisition related escrow distributions	$—	$489

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
On October 1, 2010, the Company completed a follow-on public offering. Upon completion of this offering, the selling stockholders sold 2,602,212 and 19,282,880 shares of Class A and Class B common stock of Verisk, respectively, which included the underwriters’ 2,854,577 over-allotment option, at the public offering price of $27.25 per share. Class B common stock sold into this offering was automatically converted into Class A common stock. The Company did not receive any proceeds from the sale of common stock in the offering. Concurrently with the closing of this offering, the Company also repurchased 7,300,000 shares of Class B common stock at $26.3644 per share, which represents the net proceeds per share the selling stockholders received in the public offering. The Company funded a portion of this repurchase with proceeds from borrowings of $160,000 under its syndicated revolving credit facility. Upon consummation of the offering and the repurchase, the Company’s Class B-1 and Class B-2 common stock outstanding was 12,554,605 and 15,100,465 shares, respectively. The Class B-1 shares converted to Class A common stock on April 6, 2011 and the Class B-2 shares will automatically convert to Class A common Stock on October 6, 2011.
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
The condensed consolidated financial statements as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three-month period ended March 31, 2011 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.

Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU No. 2010-28”). ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU No. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU No. 2010-28 did not have any impact on the Company’s consolidated financial statements, and the Company will incorporate the provisions of this guidance as part of their Step 1 testing for goodwill impairment as of June 30, 2011.
In April 2010, the FASB ASU No. 2010-17, Revenue Recognition—Milestone Method (“ASU No. 2010-17”). ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Based on the Company’s current agreements, ASU No. 2010-17 did not have a material impact on the Company’s consolidated financial statements as the Company does not typically perform research or development transactions.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU No. 2010-06”). ASU No. 2010-06 provides guidance on improving disclosures on fair value measurements, such as the transfers between Level 1, Level 2 and Level 3 inputs and the disaggregated activity in the rollforward for Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the disaggregated activity in the rollforward for Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal periods. The adoption of ASU No. 2010-06 had no impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”). ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, ASU No. 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has elected not to early adopt. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s consolidated financial statements as our Company’s multiple deliverables arrangements are comprised primarily of software licenses and services, rather than hardware. Currently, a majority of our deliverables do not have stand alone value, which would preclude the separation and allocation of the arrangement. Therefore, the Company will continue to recognize revenue over the duration of the license term.
3. Investments:
The following is a summary of available-for-sale securities:

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2011
Registered investment companies	$4,566	$1,030	$—	$5,596
Equity securities	14	—	(7)	7

Total available-for-sale securities	$4,580	$1,030	$(7)	$5,603

December 31, 2010
Registered investment companies	$4,398	$1,248	$—	$5,646
Equity securities	14	—	(7)	7

Total available-for-sale securities	$4,412	$1,248	$(7)	$5,653

In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At March 31, 2011 and December 31, 2010, the carrying value of such securities was $3,443 and $3,642 for each period and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.
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
The following tables provide information for such assets and liabilities as of March 31, 2011 and December 31, 2010. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, acquisition related liabilities prior to the adoption of ASC 805, Business Combinations (“ASC 805”), and short-term debt approximate their carrying amounts because of the short-term maturity of these instruments. The fair value of the Company’s long-term debt was estimated at $872,157 and $584,361 as of March 31, 2011 and December 31, 2010, respectively, and is based on an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. These assets and liabilities are not presented in the following table.

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
March 31, 2011
Cash equivalents — money-market funds	$1,666	$—	$1,666	$—
Registered investment companies (1)	$5,596	$5,596	$—	$—
Equity securities (1)	$7	$7	$—	$—
Contingent consideration under ASC 805 (2)	$(3,351)	$—	$—	$(3,351)

December 31, 2010
Cash equivalents — money-market funds	$2,273	$—	$2,273	$—
Registered investment companies (1)	$5,646	$5,646	$—	$—
Equity securities (1)	$7	$7	$—	$—
Contingent consideration under ASC 805 (2)	$(3,337)	$—	$—	$(3,337)

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

(2)
Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period for acquisitions after January 1, 2009. The Company records the initial recognition of the fair value of contingent consideration in other liabilities on the condensed consolidated balance sheet. Subsequent changes in the fair value of contingent consideration are recorded in the statement of operations.

The table below includes a rollforward of the Company’s contingent consideration liability under ASC 805 for the three-month periods ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Beginning balance	$3,337	$3,344
Acquisitions (1)	—	491
Accretion on acquisition related liabilities	14	5

Ending balance	$3,351	$3,840

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

5. Goodwill and Intangible Assets:
Goodwill as allocated to the Company’s operating segments, Risk Assessment and Decision Analytics, was $27,908 and $604,760, respectively, as of March 31, 2011 and December 31, 2010. There had been no changes in goodwill from December 31, 2010 through March 31, 2011. These balances are net of accumulated impairment charges of $3,244 that occurred prior to the periods included within the condensed consolidated financial statements.
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
The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
March 31, 2011
Technology-based	7 years	$210,212	$(141,523)	$68,689
Marketing-related	5 years	40,882	(29,837)	11,045
Contract-based	6 years	6,555	(6,336)	219
Customer-related	13 years	145,567	(33,746)	111,821

Total intangible assets		$403,216	$(211,442)	$191,774

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
December 31, 2010
Technology-based	7 years	$210,212	$(136,616)	$73,596
Marketing-related	5 years	40,882	(28,870)	12,012
Contract-based	6 years	6,555	(6,287)	268
Customer-related	13 years	145,567	(31,214)	114,353

Total intangible assets		$403,216	$(202,987)	$200,229

Consolidated amortization expense related to intangible assets for the three months ended March 31, 2011 and 2010 was $8,455 and $7,304, respectively. Estimated amortization expense in future periods through 2016 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2011	$22,439
2012	27,551
2013	22,038
2014	14,912
2015	14,724
2016-Thereafter	90,110

$191,774

6. Acquisitions:
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
On February 26, 2010, the Company acquired 100% of the stock of Strategic Analytics (“SA”), a provider of credit risk and capital management solutions to consumer and mortgage lenders, for a net cash purchase price of approximately $6,386 and the Company funded $1,500 of indemnity escrows. Within the Decision Analytics segment, the Company believes SA solutions and application set will allow customers to take advantage of state-of-the-art loss forecasting, stress testing, and economic capital requirement tools to better understand and forecast the risk associated within their credit portfolios.
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
Acquisition Escrows
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At March 31, 2011 and December 31, 2010, the current portion of the escrows amounted to $6,168 and $6,167, respectively, and has been included in “Other current assets” in the accompanying condensed consolidated balance sheets. At March 31, 2011 and December 31, 2010, the noncurrent portion of the escrow amounted to $15,958 and $15,953, respectively.
7. Income Taxes:
The Company’s effective tax rate for the three months ended March 31, 2011 was 40.1% compared to the effective tax rate for the three months ended March 31, 2010 of 43.5%. The effective rate for the three months ended March 31, 2011 was lower primarily due to a change in deferred tax assets of $2,362 resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in the period ending March 31, 2010. Without this charge, the effective rate for the prior period would have been 41.1%. The March 31, 2011 effective tax rate is also lower than the March 31, 2010 effective tax rate due to favorable state audit settlements, the continued execution of tax planning strategies and the benefits associated with enacted research and development legislation. The difference between statutory tax rates and the company’s effective tax rate are primarily attributable to state taxes and non-deductible share appreciation from the KSOP.

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
8. Debt:
The following table presents short-term and long-term debt by issuance:

	Issuance	Maturity	March 31,	December 31,
	Date	Date	2011	2010
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$—	$310,000
Prudential senior notes:
4.60% Series E senior notes	6/14/2005	6/13/2011	50,000	50,000
6.00% Series F senior notes	8/8/2006	8/8/2011	25,000	25,000
Principal senior notes:
6.03% Series A senior notes	8/8/2006	8/8/2011	50,000	50,000
Capital lease obligations and other	Various	Various	4,997	2,717

Short-term debt and current portion of long-term debt			$129,997	$437,717

Long-term debt:
Syndicated revolving credit facility	Various	Various	$295,000	$—
Prudential senior notes:
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Principal senior notes:
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Aviva Investors North America:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	30,000
Capital lease obligations and other	Various	Various	5,520	1,826

Long-term debt			$700,520	$401,826

Total debt			$830,517	$839,543

On March 16, 2011, The Northern Trust Company joined the syndicated revolving credit facility to increase the capacity by $25,000, for a $600,000 total commitment. In connection with the senior notes issuance on April 6, 2011 described below, the Company used a portion of the proceeds from the senior notes issuance to refinance on a long term basis the outstanding balance of $295,000. As such, in accordance with ASC 470, Classification of Short-Term Obligations Expected to Be Refinanced, the Company recorded $295,000 of its outstanding obligation as of March 31, 2011 under the syndicated revolving credit facility as a “Noncurrent liabilities” within the accompanying condensed consolidated balance sheet. On March 28, 2011, the Company entered into amendments to our revolving credit facility and our master shelf agreements to, among other things, permit the issuance of the notes and guarantees noted below.

On April 6, 2011, the Company completed an issuance of senior notes in the aggregate principal amount of $450,000. These senior notes are due on May 1, 2021 and accrue interest at a rate of 5.80%. The Company received net proceeds of $446,031 after deducting original issue discount, underwriting discount, and commissions of $3,969. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our syndicated revolving credit facility or any amendment, refinancing or replacement thereof (See Note 15. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries for further information). Interest will be payable semi-annually on May 1st and November 1st of each year, beginning on November 1, 2011. Interest accrues from April 6, 2011. The debt issuance costs will be amortized from the date of issuance to the maturity date.
9. Stockholders’ Deficit:
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
On November 18, 1996, the Company authorized 1,000,000,000 ISO Class B shares and issued 500,225,000 shares. On October 6, 2009, the Company completed a corporate reorganization whereby the ISO Class B common stock and ISO Class B treasury stock were converted to Verisk Class B common stock and Verisk Class B treasury stock on a one-for-one basis. All Verisk Class B shares sold into the IPO were converted to Verisk Class A common stock on a one-for-one basis. In addition, the Verisk Class B common stock authorized was reduced to 800,000,000 shares, sub-divided into 400,000,000 shares of Class B-1 and 400,000,000 shares of Class B-2. Each share of Class B-1 common stock converted automatically, without any action by the stockholder, into one share of Verisk Class A common stock on April 6, 2011. Each share of Class B-2 common stock shall convert automatically, without any action by the stockholder, into one share of Verisk Class A common stock on October 6, 2011. The Class B shares have the same rights as Verisk Class A shares with respect to dividends and economic ownership, but have voting rights to elect three of the eleven directors. The Company did not repurchase any Class B shares during the three months ended March 31, 2011 and 2010.
On October 6, 2009, the Company authorized 80,000,000 shares of preferred stock, par value $0.001 per share, in connection with the reorganization. The preferred shares have preferential rights over the Verisk Class A and Class B common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares from the reorganization date through March 31, 2011.
Share Repurchase Program
On April 29, 2010, the Company’s board of directors authorized a $150,000 share repurchase program of the Company’s common stock (the “Repurchase Program”). On October 19, 2010, the Company’s board of directors authorized another $150,000 of share repurchases under the Repurchase Program. Under the Repurchase Program, the Company may repurchase stock in the open market or as otherwise determined by the Company. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk Analytics, Inc. 2009 Equity Incentive Plan (the “Incentive Plan”) and the Insurance Services Office, Inc. 1996 Incentive Plan (the “Option Plan”). This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program. On March 11, 2011, the Company’s board of directors authorized an additional $150,000 of share repurchases under the Repurchase Program.
During the three months ended March 31, 2011, 2,243,582 shares of Verisk Class A common stock were repurchased by the Company as part of this program at a weighted average price of $32.71 per share. The Company utilized cash from operations and borrowings from its syndicated revolving credit facility to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $2,070 in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheets for those purchases that have not settled as of March 31, 2011. The Company had $164,105 available to repurchase shares under the Repurchase Program as of March 31, 2011.
Treasury Stock
As of March 31, 2011, the Company’s treasury stock consisted of 9,354,784 Class A common stock, 186,102,482 Class B-1 common stock and 178,893,668 Class B-2 common stock. Consistent with the Class B-1 and Class B-2 common stock, the Company’s Class B-1 treasury stock converted to Class A treasury stock on April 6, 2011 and the Class B-2 treasury stock will convert to Class A treasury stock on October 6, 2011.

Earnings Per Share (“EPS”)
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
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended March 31, 2011 and 2010:

	2011	2010
Numerator used in basic and diluted EPS:
Net income	$65,876	$55,375

Denominator:
Weighted average number of common shares used in basic EPS	169,030,227	180,053,550
Effect of dilutive shares:
Potential Class A common stock issuable upon the exercise of stock options	7,933,965	9,401,206

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	176,964,192	189,454,756

Basic EPS of Class A and Class B	$0.39	$0.31

Diluted EPS of Class A and Class B	$0.37	$0.29

The potential shares of common stock that were excluded from diluted EPS were 1,957,020 and 147,280 for the three months ended March 31, 2011 and 2010, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses:

	March 31,	December 31,
	2011	2010
Unrealized gains on investments	$599	$725
Unrealized foreign currency losses	(454)	(792)
Pension and postretirement unfunded liability adjustment	(54,982)	(55,736)

Accumulated other comprehensive losses	$(54,837)	$(55,803)

The before tax and after tax amounts of other comprehensive income for the three months ended March 31, 2011 and 2010 are summarized below:

		Tax Benefit/
	Before Tax	(Expense)	After Tax
For the Three Months Ended March 31, 2011
Unrealized holding loss on investments arising during the year	$(218)	$92	$(126)
Unrealized foreign currency gain	338	—	338
Pension and postretirement unfunded liability adjustment	1,336	(582)	754

Total other comprehensive income	$1,456	$(490)	$966

For the Three Months Ended March 31, 2010
Unrealized holding gain on investments arising during the year	$146	$(59)	$87
Reclassification adjustment for amounts included in net income	12	(5)	7
Unrealized foreign currency gain	3	—	3
Pension and postretirement unfunded liability adjustment	1,391	(545)	846

Total other comprehensive income	$1,552	$(609)	$943

10. Equity Compensation Plans:
All of the Company’s granted equity awards, including outstanding stock options and restricted stock, are covered under the Incentive Plan or the Option Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the Incentive Plan. Cash received from stock option exercises for the three months ended March 31, 2011 and 2010 was $3,579 and $0, respectively. The Company did not grant any stock options for the three months ended March 31, 2011 and 2010. As of March 31, 2011, there are 8,683,159 shares of Class A common stock reserved and available for future issuance.
On April 1, 2011, the Company granted 1,401,308 nonqualified stock options and 146,664 shares of restricted stock to key employees. The nonqualified stock options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. The restricted stock is valued at the closing price of the Company’s Class A common stock on the date of grant and has a graded service vesting period of four years. The Company will recognize the expense of the restricted stock ratably over the periods in which the restrictions lapse. The restricted stock is not assignable or transferrable until it becomes vested.
The expected term for a majority of the stock options granted was estimated based on studies of historical experience and projected exercise behavior. However, for certain stock options granted, for which no historical exercise pattern exists, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor was based on the average volatility of the Company’s peers, calculated using historical daily closing prices over the most recent period commensurate with the expected term of the stock option award. The expected dividend yield was based on the Company’s expected annual dividend rate on the date of grant.
Exercise prices for options outstanding and exercisable at March 31, 2011 ranged from $2.16 to $30.25 as outlined in the following table:

	Options Outstanding			Options Exercisable
				Weighted
	Weighted			Average
	Average	Stock	Weighted	Remaining	Stock	Weighted
Range of	Remaining	Options	Average	Contractual	Options	Average
Exercise Prices	Contractual Life	Outstanding	Exercise Price	Life	Exercisable	Exercise Price
$2.16 to $2.96	1.8	1,772,850	$2.80	1.8	1,772,850	$2.80
$2.97 to $4.80	2.2	4,038,600	$3.72	2.2	4,038,600	$3.72
$4.81 to $8.90	4.2	3,732,250	$8.52	4.2	3,732,250	$8.52
$8.91 to $15.10	5.5	2,726,825	$13.55	5.5	2,726,825	$13.55
$15.11 to $17.84	7.5	5,650,215	$16.68	7.3	2,649,400	$17.05
$17.85 to $22.00	8.5	2,766,053	$22.00	8.5	437,192	$22.00
$22.01 to $30.25	9.0	2,127,046	$28.36	9.3	31,906	$30.20

		22,813,839			15,389,023

A summary of options outstanding under the Incentive Plan and the Option Plan as of March 31, 2011 and changes during the three months ended are presented below:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Options	Exercise Price	Value
Outstanding at December 31, 2010	23,057,857	$13.35	$478,014

Exercised	(242,518)	$14.76	$(4,296)

Cancelled or expired	(1,500)	$17.08

Outstanding at March 31, 2011	22,813,839	$13.33	$443,189

Options exercisable at March 31, 2011	15,389,023	$9.39	$359,613

Options exercisable at December 31, 2010	14,820,447	$9.22	$368,466

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2011 was $443,189 and $359,613, respectively. In accordance with ASC 718, Stock Compensation, excess tax benefit from exercised stock options is recorded as an increase to additional paid-in capital and a corresponding reduction in taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented in the statement of cash flows as a financing cash inflow. For the three months ended March 31, 2011 and 2010, the Company recorded excess tax benefit from stock options exercised of $1,383 and $0, respectively. The Company realized $0 and $147 of tax benefit within the Company’s quarterly tax payments through March 31, 2011 and 2010, respectively. The realized tax benefit is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows.
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
As of March 31, 2011, there was $35,095 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Incentive Plan and the Option Plan. That cost is expected to be recognized over a weighted average period of 2.34 years. As of March 31, 2011, there were 7,424,816 nonvested stock options, of which 6,429,934 are expected to vest. The total grant date fair value of options vested during the three months ended March 31, 2011 and 2010 was $4,818 and $6,177, respectively.
11. Pension and Postretirement Benefits:
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

The components of net periodic benefit cost and the amounts recognized in other comprehensive income for the three-month periods ended March 31, 2011 and 2010 are summarized below:

	For the Three Months Ended March 31,
	Pension Plan		Postretirement Plan
	2011	2010	2011	2010
Service cost	$1,570	$1,810	$—	$—
Interest cost	5,441	5,275	251	320
Amortization of transition obligation	—	—	—	42
Expected return on plan assets	(6,465)	(5,638)	—	—
Amortization of prior service cost	(200)	(200)	(36)	—
Amortization of net actuarial loss	1,409	1,411	163	138

Net periodic benefit cost	$1,755	$2,658	$378	$500

Employer contributions	$6,168	$4,165	$315	$755

The expected contributions to the Pension Plan and the Postretirement Plan for the year ending December 31, 2011 are consistent with the amounts previously disclosed as of December 31, 2010.
12. Segment Reporting:
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

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses segment EBITDA as the profitability measure for making decisions regarding ongoing operations. Segment EBITDA is income from continuing operations before investment income and interest expense, income taxes, depreciation and amortization, and acquisition related liabilities adjustment. Segment EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate investment income, realized gains/(losses) on securities, net, interest expense, or income tax expense, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1% or more of the Company’s consolidated revenue for either the three-month periods ended March 31, 2011 or 2010. No individual country outside of the U.S. accounted for 1% or more of total consolidated long-term assets as of March 31, 2011 or December 31, 2010.

The following tables provide the Company’s revenue and operating income performance by reportable segment for the three-month periods ended March 31, 2011 and 2010, as well as a reconciliation to income before income taxes for all periods presented in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2010
	Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$140,543	$172,326	$312,869	$134,578	$141,576	$276,154
Expenses:
Cost of revenues (exclusive of items shown separately below)	47,257	77,299	124,556	49,898	65,095	114,993
Selling, general and administrative	19,127	30,129	49,256	19,184	18,330	37,514

Segment EBITDA	74,159	64,898	139,057	65,496	58,151	123,647
Depreciation and amortization of fixed assets	4,318	6,987	11,305	4,323	5,606	9,929
Amortization of intangible assets	36	8,419	8,455	36	7,268	7,304

Operating income	69,805	49,492	119,297	61,137	45,277	106,414

Unallocated expenses:
Investment income			10			32
Realized gains on securities, net			362			32
Interest expense			(9,615)			(8,466)

Income before taxes			$110,054			$98,012

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$3,395	$15,345	$18,740	$1,889	$6,999	$8,888

Operating segment revenue by type of service is provided below:

	For the Three Months
	Ended
	March 31,	March 31,
	2011	2010
Risk Assessment:
Industry-standard insurance programs	$92,857	$88,044
Property-specific rating and underwriting information	34,497	33,959
Statistical agency and data services	7,742	7,179
Actuarial services	5,447	5,396

Total Risk Assessment	140,543	134,578

Decision Analytics:
Fraud identification and detection solutions	86,586	78,795
Loss prediction solutions	52,941	36,928
Loss quantification solutions	32,799	25,853

Total Decision Analytics	172,326	141,576

Total revenues	$312,869	$276,154

13. Related Parties:
The Company considers its Verisk Class A and Class B stockholders that own more than 5% of the outstanding stock within the respective class to be related parties as defined within ASC 850, Related Party Disclosures. At March 31, 2011, the related parties were four Class B stockholders each owning more than 5% of the outstanding Class B shares compared to six Class B stockholders at March 31, 2010 of which four remained unchanged. At March 31, 2011 and 2010, there were four and five Class A stockholders owning more than 5% of the outstanding Class A shares, respectively. The Company had accounts receivable, net of $612 and $515 and fees received in advance of $1,425 and $1,231 from related parties as of March 31, 2011 and December 31, 2010, respectively. In addition, the Company had revenues from related parties for the three months ended March 31, 2011 and 2010 of $4,396 and $15,133, respectively.

14. Commitments and Contingencies:
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
Claims Outcome Advisor Litigation
Hensley, et al. v. Computer Sciences Corporation et al. was a putative nationwide class action complaint, filed in February 2005, in Miller County, Arkansas state court. Defendants included numerous insurance companies and providers of software products used by insurers in paying claims. The Company was among the named defendants. Plaintiffs alleged that certain software products, including the Company’s Claims Outcome Advisor product and a competing software product sold by Computer Sciences Corporation, improperly estimated the amount to be paid by insurers to their policyholders in connection with claims for bodily injuries.
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
Xactware Litigation
The following two lawsuits were filed by or on behalf of groups of Louisiana insurance policyholders who claim, among other things, that certain insurers who used products and price information supplied by the Company’s Xactware subsidiary (and those of another provider) did not fully compensate policyholders for property damage covered under their insurance policies. The plaintiffs seek to recover compensation for their damages in an amount equal to the difference between the amount paid by the defendants and the fair market repair/restoration costs of their damaged property.
Schafer v. State Farm Fire & Cas. Co., et al. was a putative class action pending against the Company and State Farm Fire & Casualty Company filed in March 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. The court dismissed the antitrust claim as to both defendants and dismissed all claims against the Company other than fraud. Judge Duval denied plaintiffs’ motion to certify a class with respect to the fraud and breach of contract claims on August 3, 2009. After the single action was reassigned to Judge Africk plaintiffs agreed to settle the matter with the Company and State Farm and a Settlement Agreement and Release was executed by all parties in June 2010.
Mornay v. Travelers Ins. Co., et al. is a putative class action pending against the Company and Travelers Insurance Company filed in November 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. As in Schafer, the court dismissed the antitrust claim as to both defendants and dismissed all claims against the Company other than fraud. Judge Duval stayed all proceedings in the case pending an appraisal of the lead plaintiff’s insurance claim. The matter was re-assigned to Judge Barbier, who on September 11, 2009 issued an order administratively closing the matter pending completion of the appraisal process. At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to this matter.

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
Interthinx Litigation
In September 2009, the Company’s subsidiary, Interthinx, Inc., was served with a putative class action entitled Renata Gluzman v. Interthinx, Inc. The plaintiff, a former Interthinx employee, filed the class action on August 13, 2009 in the Superior Court of the State of California, County of Los Angeles on behalf of all Interthinx information technology employees for unpaid overtime and missed meals and rest breaks, as well as various related claims claiming that the information technology employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. The pleadings included, among other things, a violation of Business and Professions Code 17200 for unfair business practices, which allowed plaintiffs to include as class members all information technology employees employed at Interthinx for four years prior to the date of filing the complaint. The complaint sought compensatory damages, penalties that are associated with the various statutes, restitution, interest costs, and attorney fees. On June 2, 2010, plaintiffs agreed to settle their claims with Interthinx and the court granted final approval to the settlement on February 23, 2011.

15. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
In April 2011, Verisk Analytics, Inc. (the “Parent Company”) registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent wholly-owned subsidiaries and issued certain other debt securities with full and unconditional and joint and several guarantees by certain of its subsidiaries. Accordingly, presented below is condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis, and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, all as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented.
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2011

			Non-
	Verisk	Guarantor	Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1	$71,056	$30,181	$—	$101,238
Available-for-sale securities	—	5,603	—	—	5,603
Accounts receivable, net of allowance for doubtful accounts of $3,435 (including amounts from related parties of $612)	—	142,446	21,442	—	163,888
Prepaid expenses	—	23,324	2,166	—	25,490
Deferred income taxes, net	—	2,745	936	—	3,681
Federal and foreign income taxes receivable	—	—	1,629	(1,629)	—
State and local income taxes receivable	—	3,089	1,004	—	4,093
Intercompany receivables	113,361	750,893	74,996	(939,250)	—
Other current assets	—	7,249	456	—	7,705

Total current assets	113,362	1,006,405	132,810	(940,879)	311,698

Noncurrent assets:
Fixed assets, net	—	86,581	14,193	—	100,774
Intangible assets, net	—	69,986	121,788	—	191,774
Goodwill	—	449,065	183,603	—	632,668
Deferred income taxes, net	—	64,061	—	(42,513)	21,548
State income taxes receivable	—	1,773	—	—	1,773
Investment in subsidiaries	393,268	20,166	—	(413,434)	—
Other assets	—	9,766	16,430	—	26,196

Total assets	$506,630	$1,707,803	$468,824	$(1,396,826)	$1,286,431

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$73,252	$15,206	$—	$88,458
Acquisition related liabilities	—	—	3,500	—	3,500
Short-term debt and current portion of long-term debt	—	129,802	195	—	129,997
Pension and postretirement benefits, current	—	4,663	—	—	4,663
Fees received in advance (including amounts from related parties of $1,425)	—	224,863	22,201	—	247,064
Intercompany payables	615,721	184,341	139,188	(939,250)	—
Federal and foreign taxes payable	—	20,417	—	(1,629)	18,788

Total current liabilities	615,721	637,338	180,290	(940,879)	492,470

Noncurrent liabilities:
Long-term debt	—	700,495	25	—	700,520
Pension and postretirement benefits	—	112,927	—	—	112,927
Deferred income taxes	—	—	42,513	(42,513)	—
Other liabilities	—	71,116	18,489	—	89,605

Total liabilities	615,721	1,521,876	241,317	(983,392)	1,395,522

Total stockholders’ (deficit)/equity	(109,091)	185,927	227,507	(413,434)	(109,091)

Total liabilities and stockholders’ (deficit)/equity	$506,630	$1,707,803	$468,824	$(1,396,826)	$1,286,431

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

			Non-
	Verisk	Guarantor	Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1	$31,576	$23,397	$—	$54,974
Available-for-sale securities	—	5,653	—	—	5,653
Accounts receivable, net of allowance for doubtful accounts of $4,028 (including amounts from related parties of $515)	—	98,817	27,747	—	126,564
Prepaid expenses	—	15,566	2,225	—	17,791
Deferred income taxes, net	—	2,745	936	—	3,681
Federal and foreign income taxes receivable	—	13,590	2,193	—	15,783
State and local income taxes receivable	—	7,882	1,041	—	8,923
Intercompany receivables	101,470	668,906	59,021	(829,397)	—
Other current assets	—	6,720	346	—	7,066

Total current assets	101,471	851,455	116,906	(829,397)	240,435

Noncurrent assets:
Fixed assets, net	—	78,928	14,481	—	93,409
Intangible assets, net	—	75,307	124,922	—	200,229
Goodwill	—	449,065	183,603	—	632,668
Deferred income taxes, net	—	64,421	—	(42,542)	21,879
State income taxes receivable	—	1,773	—	—	1,773
Investment in subsidiaries	326,387	20,912	—	(347,299)	—
Other assets	—	10,248	16,449	—	26,697

Total assets	$427,858	$1,552,109	$456,361	$(1,219,238)	$1,217,090

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$95,425	$16,570	$—	$111,995
Acquisition related liabilities	—	—	3,500	—	3,500
Short-term debt and current portion of long-term debt	—	437,457	260	—	437,717
Pension and postretirement benefits, current	—	4,663	—	—	4,663
Fees received in advance (including amounts from related parties of $1,231)	—	137,521	25,486	—	163,007
Intercompany payables	542,300	165,681	121,416	(829,397)	—

Total current liabilities	542,300	840,747	167,232	(829,397)	720,882

Noncurrent liabilities:
Long-term debt	—	401,788	38	—	401,826
Pension and postretirement benefits	—	118,611	—	—	118,611
Deferred income taxes	—	—	42,542	(42,542)	—
Other liabilities	—	71,663	18,550	—	90,213

Total liabilities	542,300	1,432,809	228,362	(871,939)	1,331,532

Total stockholders’ (deficit)/equity	(114,442)	119,300	227,999	(347,299)	(114,442)

Total liabilities and stockholders’(deficit)/equity	$427,858	$1,552,109	$456,361	$(1,219,238)	$1,217,090

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Three-Month Period Ended March 31, 2011

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Revenues	$—	$279,580	$35,122	$(1,833)	$312,869

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	108,783	16,753	(980)	124,556
Selling, general and administrative	—	36,478	13,631	(853)	49,256
Depreciation and amortization of fixed assets	—	9,442	1,863	—	11,305
Amortization of intangible assets	—	5,320	3,135	—	8,455

Total expenses	—	160,023	35,382	(1,833)	193,572

Operating income/(expense)	—	119,557	(260)	—	119,297

Other income/(expense):
Investment income	—	14	(4)	—	10
Realized gains on securities, net	—	362	—	—	362
Interest expense	—	(9,595)	(20)	—	(9,615)

Total other expense, net	—	(9,219)	(24)	—	(9,243)

Income/(loss) before equity in net income of subsidiary and income taxes	—	110,338	(284)	—	110,054
Equity in net income/(loss) of subsidiary	65,876	(1,088)	—	(64,788)	—
Provision for income taxes	—	(43,553)	(625)	—	(44,178)

Net income/(loss)	$65,876	$65,697	$(909)	$(64,788)	$65,876

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Three-Month Period Ended March 31, 2010

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Revenues	$—	$263,690	$13,463	$(999)	$276,154

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	106,076	9,365	(448)	114,993
Selling, general and administrative	—	33,956	3,646	(88)	37,514
Depreciation and amortization of fixed assets	—	8,989	1,382	(442)	9,929
Amortization of intangible assets	—	6,617	687	—	7,304

Total expenses	—	155,638	15,080	(978)	169,740

Operating income/(expense)	—	108,052	(1,617)	(21)	106,414

Other income/(expense):
Investment income	—	20	12	—	32
Realized gains on securities, net	—	32	—	—	32
Interest expense	—	(8,458)	(29)	21	(8,466)

Total other expense, net	—	(8,406)	(17)	21	(8,402)

Income/(loss) before equity in net income of subsidiary and income taxes	—	99,646	(1,634)	—	98,012
Equity in net income/(loss) of subsidiary	55,375	(1,198)	—	(54,177)	—
Provision for income taxes	—	(43,073)	436	—	(42,637)

Net income/(loss)	$55,375	$55,375	$(1,198)	$(54,177)	$55,375

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Three-Month Period Ended March 31, 2011

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$139,524	$6,057	$—	$145,581

Cash flows from investing activities:
Advances provided to other subsidiaries	—	(8,606)	(15,936)	24,542	—
Purchases of available-for-sale securities	—	(960)	—	—	(960)
Proceeds from sales and maturities of available-for-sale securities	—	1,154	—	—	1,154
Purchases of fixed assets	—	(12,239)	(1,409)	—	(13,648)

Net cash used in investing activities	—	(20,651)	(17,345)	24,542	(13,454)

Cash flows from financing activities:
Repurchase of Verisk Class A common stock	—	(73,578)	—	—	(73,578)
Repayment of short-term debt, net	—	(15,868)	(78)	—	(15,946)
Advances received from other subsidiaries	—	6,770	17,772	(24,542)	—
Payment of debt issuance cost	—	(256)	—	—	(256)
Proceeds from stock options exercised	—	3,579	—	—	3,579

Net cash (used in)/provided by financing activities	—	(79,353)	17,694	(24,542)	(86,201)

Effect of exchange rate changes	—	(40)	378	—	338

Increase in cash and cash equivalents	—	39,480	6,784	—	46,264

Cash and cash equivalents, beginning of period	1	31,576	23,397	—	54,974

Cash and cash equivalents, end of period	$1	$71,056	$30,181	—	$101,238

Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$73,578	$73,578	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to the issuance of Verisk common stock from exercised stock options	$3,579	$3,579	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Three-Month Period Ended March 31, 2010

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Net cash provided by/(used in) operating activities	$—	$139,559	$(2,370)	$—	$137,189

Cash flows from investing activities:
Acquisitions, net of cash acquired of $1,556	—	(6,227)	—	—	(6,227)
Proceeds from release of acquisition related escrows	—	213	—	—	213
Escrow funding associated with acquisitions	—	(1,500)	—	—	(1,500)
Advances provided to other subsidiaries	—	(782)	(706)	1,488	—
Purchases of available-for-sale securities	—	(252)	—	—	(252)
Proceeds from sales and maturities of available-for-sale securities	—	335	—	—	335
Purchases of fixed assets	—	(6,123)	(1,375)	—	(7,498)

Net cash used in investing activities	—	(14,336)	(2,081)	1,488	(14,929)

Cash flows from financing activities:
Repayment of short-term debt, net	—	(62,936)	(9)	—	(62,945)
Advance received from other subsidiaries	—	712	776	(1,488)	—
Excess tax benefits from exercised stock options	—	147	—	—	147

Net cash (used in)/provided by financing activities	—	(62,077)	767	(1,488)	(62,798)

Effect of exchange rate changes	—	(53)	56	—	3

Increase/(decrease) in cash and cash equivalents	—	63,093	(3,628)	—	59,465

Cash and cash equivalents, beginning of period	1	51,005	20,521	—	71,527

Cash and cash equivalents, end of period	$1	$114,098	$16,893	—	$130,992

16. Subsequent Event
     On April 27, 2011, the Company acquired 100% of the stock of Bloodhound Technologies, Inc. (“Bloodhound”), a privately-owned provider of medical claims overpayment protection services and medical billing data analysis. Bloodhound addresses the need of healthcare payers to control fraud and waste in a real-time claims-processing environment, and these capabilities align with the Company’s existing fraud identification tools. This acquisition further advances the Company’s position within the Decision Analytics segment as a provider of data, analytics, and decision-support solutions in the healthcare industry. The Company paid a net cash purchase price of $82,000, which was funded by the issuance of senior notes in 2011 (See Note 8. Debt). The Company used $6,560 of the net cash purchase price to fund the indemnity escrows. The cash paid will be adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. Due to the limited time since the acquisition date and limitations on access to Bloodhound information prior to the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including the information required for contingencies, intangible assets and goodwill. This information will be included in the quarterly report on Form 10-Q for the six months ending June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our historical financial statements and the related notes included within our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors.
We enable risk-bearing businesses to better understand and manage their risks. We provide value to our customers by supplying proprietary data that, combined with our analytic methods, creates embedded decision support solutions. We are the largest aggregator and provider of data pertaining to U.S. property and casualty, or P&C, insurance risks. We offer solutions for detecting fraud in the U.S. P&C insurance, mortgage and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to health insurance to supply chain.
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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 45% and 49% of our revenues for the three months ended March 31, 2011 and 2010, respectively. Our Decision Analytics segment provides solutions our customers use to analyze the processes of the Verisk Risk Analysis Framework: Loss Prediction, Fraud Identification and Detection, and Loss Quantification. Our Decision Analytics segment revenues represented approximately 55% and 51% of our revenues for the three months ended March 31, 2011 and 2010, respectively.
Executive Summary
Key Performance Metrics
We believe our business’s ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year over year revenue growth and EBITDA margin as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures within the meaning of Regulation G under the Securities Exchange Act of 1934 (See footnote 1 within the Condensed Consolidated Results of Operations section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).
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

Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application or file, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For the three month periods ended March 31, 2011 and 2010, respectively, 30% and 31% of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Approximately 85% and 84% of the revenues in our Risk Assessment segment for the three month periods ended March 31, 2011 and 2010, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 58% and 54% of the revenues in our Decision Analytics segment, for the three months ended March 31, 2011 and 2010, respectively, were derived from subscriptions and long-term agreements for our solutions.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs (described under “Equity Compensation Costs” below), sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 66% and 65% of our total expenses for the three months ended March 31, 2011 and 2010, respectively.
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
Description of Acquisitions
Since January 1, 2010 we acquired three businesses. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods.
On December 16, 2010, we acquired 100% of the common stock of 3E Company, or 3E, a global source for a comprehensive suite of environmental health and safety compliance solutions. Within our Decision Analytics segment, 3E overlaps the customer sets served by our other supply chain risk management solutions and helps our customers across a variety of vertical markets address their environmental health and safety issues.
On December 14, 2010, we acquired 100% of the common stock of Crowe Paradis Services Corporation, or CP, a leading provider of claims analysis and compliance solutions for the P&C insurance industry. Within our Decision Analytics segment, CP offers solutions for complying with the Medicare Secondary Payer (MSP) Act, provides services to many of the largest worker’s compensation insurers, third-party administrators (TPAs), and self-insured companies which enhances solutions we currently offer.

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
Equity Compensation Costs
We have a leveraged employee stock ownership plan, or ESOP, funded with intercompany debt that includes 401(k), ESOP and profit sharing components to provide employees with equity participation. We make quarterly cash contributions to the plan equal to the debt service requirements or as needed to fund employee benefits. As the debt is repaid, a percentage of the ESOP loan collateral is released to the ESOP to fund 401(k) matching and profit sharing contributions and the remainder, if any, is allocated annually to active employees in proportion to their eligible compensation in relation to total participants’ eligible compensation. We had no ESOP allocation expense for the three month periods ended March 31, 2011 and 2010. We accrue compensation expense over the reporting period equal to the fair value of the ESOP loan collateral to be released to the ESOP.
The amount of our ESOP costs recognized for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
ESOP costs by contribution type:
401(k) matching contribution expense	$2,655	$2,353
Profit sharing contribution expense	456	497

Total ESOP costs	$3,111	$2,850

ESOP costs by segment:
Risk Assessment ESOP costs	$1,748	$1,727
Decision Analytics ESOP costs	1,363	1,123

Total ESOP costs	$3,111	$2,850

In addition, the portion of the ESOP allocation expense related to the appreciation of the value of the ESOP loan collateral in the ESOP above the value of the contribution made when the ESOP was first established is not tax-deductible. As such, an increase in our ESOP costs would cause an increase in our effective tax rate.
Under the terms of our approved compensation plans, stock options and other award types may be provided to employees. Prior to our IPO, we granted to key employees nonqualified stock options covered under the Insurance Services Office, Inc. 1996 Incentive Plan, or the Option Plan. Subsequent to the IPO, nonqualified stock options granted to key employees are covered under the Verisk Analytics, Inc. 2009 Equity Incentive Plan, or the Incentive Plan. All of the Company’s outstanding stock options are covered under the Incentive Plan or the Option Plan. On April 1, 2011, we granted nonqualified stock options and restricted stock to key employees as part of our annual equity compensation plan. See Note 10 in our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Condensed Consolidated Results of Operations

	Three Months Ended March 31,		Percentage
	2011	2010	Change
	(In thousands, except for share and per share data)
Statement of income data:
Revenues :
Risk Assessment revenues	$140,543	$134,578	4.4%
Decision Analytics revenues	172,326	141,576	21.7%

Revenues	312,869	276,154	13.3%

Expenses:
Cost of revenues (exclusive of items shown separately below)	124,556	114,993	8.3%
Selling, general and administrative	49,256	37,514	31.3%
Depreciation and amortization of fixed assets	11,305	9,929	13.9%
Amortization of intangible assets	8,455	7,304	15.8%

Total expenses	193,572	169,740	14.0%

Operating income	119,297	106,414	12.1%

Other income/(expense):
Investment income	10	32	(68.8)%
Realized gains on securities, net	362	32	1031.3%
Interest expense	(9,615)	(8,466)	13.6%

Total other expense, net	(9,243)	(8,402)	10.0%

Income before income taxes	110,054	98,012	12.3%
Provision for income taxes	(44,178)	(42,637)	3.6%

Net income	$65,876	$55,375	19.0%

Basic net income per share	$0.39	$0.31	25.8%

Diluted net income per share	$0.37	$0.29	27.6%

Weighted average shares outstanding:
Basic	169,030,227	180,053,550	(6.1)%

Diluted	176,964,192	189,454,756	(6.6)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:

Other data:
EBITDA (1):
Risk Assessment EBITDA	$74,159	$65,496	13.2%
Decision Analytics EBITDA	64,898	58,151	11.6%

EBITDA	$139,057	$123,647	12.5%

The following is a reconciliation of net income to EBITDA:
Net income	$65,876	$55,375	19.0%
Depreciation and amortization	19,760	17,233	14.7%
Investment income and realized gains on securities, net	(372)	(64)	481.3%
Interest expense	9,615	8,466	13.6%
Provision for income taxes	44,178	42,637	3.6%

EBITDA	$139,057	$123,647	12.5%

(1)	EBITDA is the financial measure which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before investment income and realized (gains)/losses on securities, net, interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets, and acquisition related liabilities adjustment. In addition, this Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 12 of our condensed consolidated financial statements included in this Form 10-Q filing.

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
Consolidated Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenues
Revenues were $312.9 million for the three months ended March 31, 2011 compared to $276.2 million for the three months ended March 31, 2010, an increase of $36.7 million or 13.3%. In 2010, we acquired three companies, Strategic Analytics, Crowe Paradis and 3E, collectively referred to as recent acquisitions, which accounted for an increase of $18.6 million in revenues for the three months ended March 31, 2011. Excluding recent acquisitions, revenues increased $18.1 million, which included an increase in our Risk Assessment segment of $6.0 million and an increase in our Decision Analytics segment of $12.1 million.
Cost of Revenues
Cost of revenues was $124.6 million for the three months ended March 31, 2011 compared to $115.0 million for the three months ended March 31, 2010, an increase of $9.6 million or 8.3%. Recent acquisitions accounted for an increase of $6.7 million in cost of revenues for the three months ended March 31, 2011. The remaining increase was primarily due to an increase in salaries and employee benefits costs of $3.7 million, which include annual salary increases and medical costs. Other operating costs also increased by $1.0 million. These increases were partially offset by a decrease in data costs of $1.6 million primarily in our Decision Analytics segment, and a decrease in rent and maintenance fees of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $49.3 million for the three months ended March 31, 2011 compared to $37.5 million for the three months ended March 31, 2010, an increase of $11.8 million or 31.3%. Recent acquisitions accounted for an increase of $8.7 million in SGA for the three months ended March 31, 2011. The remaining increase was primarily due to increased salaries and employee benefits costs of $2.3 million, which include annual salary increases, medical costs, commissions, and stock option expense. Other increases were costs attributable to legal costs of $0.5 million and other general expenses of $0.3 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $11.3 million for the three months ended March 31, 2011 compared to $9.9 million for the three months ended March 31, 2010, an increase of $1.4 million or 13.9%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $8.5 million for the three months ended March 31, 2011 compared to $7.3 million for the three months ended March 31, 2010, an increase of $1.2 million or 15.8%. The increase was primarily related to intangible assets associated with new acquisitions in 2010 accounting for $2.5 million. This increase was offset by a decrease of $1.3 million of amortization of intangible assets associated with prior acquisitions that have been fully amortized.
Investment Income and Realized Gains on Securities, Net
Investment income and realized gains on securities, net was $0.4 million for the three months ended March 31, 2011 compared to a gain of $0.1 million for the three months ended March 31, 2010, an increase of $0.3 million.
Interest Expense
Interest expense was $9.6 million for the three months ended March 31, 2011 compared to $8.5 million for the three months ended March 31, 2010, an increase of $1.1 million or 13.6%. This increase is primarily due to increased interest costs as a result of an increase in average debt outstanding during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Provision for Income Taxes
The provision for income taxes was $44.2 million for the three months ended March 31, 2011 compared to $42.6 million for the three months ended March 31, 2010, an increase of $1.6 million or 3.6%. The effective tax rate was 40.1% for the three months ended March 31, 2011 compared to 43.5% for the three months ended March 31, 2010. The effective rate for the three months ended March 31, 2011 was lower due to a non-cash tax charge of $2.4 million resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in the prior period. Excluding this charge, the effective rate for the prior period would have been 41.1%. The March 31, 2011 effective tax rate is also lower than the March 31, 2010 effective tax rate due to favorable state audit settlements, the continued execution of tax planning strategies and the benefits associated with enacted R&D legislation.
EBITDA Margin
The EBITDA margin for our consolidated results was 44.4% for the three months ended March 31, 2011 compared to 44.8% for the three months ended March 31, 2010. Recent acquisitions mitigated our margin expansion by 1.8%.
Results of Operations by Segment
Risk Assessment Results of Operations
Revenues
Revenues were $140.6 million for the three months ended March 31, 2011 compared to $134.6 million for the three months ended March 31, 2010, an increase of $6.0 million or 4.4%. The increase within our industry-standard insurance programs primarily resulted from an increase in prices derived from continued enhancements to the content of our solutions and increased penetration with our existing customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage
	2011	2010	Change
	(In thousands)
Industry-standard insurance programs	$92,857	$88,044	5.5%
Property-specific rating and underwriting information	34,497	33,959	1.6%
Statistical agency and data services	7,742	7,179	7.8%
Actuarial services	5,447	5,396	0.9%

Total Risk Assessment	$140,543	$134,578	4.4%

Cost of Revenues
Cost of revenues for our Risk Assessment segment was $47.3 million for the three months ended March 31, 2011 compared to $49.9 million for the three months ended March 31, 2010, a decrease of $2.6 million or 5.3%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $1.6 million, primarily related to lower pension cost of $0.7 million. Salaries and employee benefits costs also decreased due to a reallocation of information technology resources to our Decision Analytics segment and a slight reduction in headcount. Other decreases were attributable to rent and maintenance expense of $0.4 million and other operating expenses of $0.9 million. This decrease was partially offset by an increase in data and consultant costs of $0.3 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $19.2 million for the three months ended March 31, 2011 compared to $19.2 million for the three months ended March 31, 2010. The fluctuations within selling, general and administrative expenses were a decrease in salaries and employee benefit costs of $0.3 million, and a decrease in other expenses of $0.2 million, which was offset by an increase in legal costs of $0.5 million. The decrease in salaries and employee benefit cost is partially attributable to reallocations of corporate resources to Decision Analytics segment due to our increased focus to expand growth within that segment.

EBITDA Margin
The EBITDA margin for our Risk Assessment segment was 52.8% for the three months ended March 31, 2011 compared to 48.7% for the three months ended March 31, 2010. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies and a reallocation of information technology and corporate resources to Decision Analytics segment, all of which impacted our margin by 2.1%.
Decision Analytics Results of Operations
Revenues
Revenues for our Decision Analytics segment were $172.3 million for the three months ended March 31, 2011 compared to $141.6 million for the three months ended March 31, 2010, an increase of $30.7 million or 21.7%. Recent acquisitions accounted for an increase of $18.6 million in revenues for the three months ended March 31, 2011, of which $11.3 million relates to loss prediction revenues and $7.3 million relates to fraud identification and detection solutions revenues. Excluding the impact of recent acquisitions, revenue increased $12.1 million for the three months ended March 31, 2011. Our loss quantification solution revenues increased $7.0 million as a result of new customer contracts and volume increases associated with severe weather conditions and other damages experienced in the United States. Our loss prediction solutions revenue, excluding recent acquisitions, increased $4.7 million primarily from increased penetration of our existing customers and new projects. Our fraud identification and detection solutions revenue, excluding recent acquisitions, increased $0.4 million due to an increase in insurance and healthcare fraud services offset by lower revenues in forensic and underwriting mortgage solutions.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage
	2011	2010	Change
	(In thousands)
Fraud identification and detection solutions	$86,586	$78,795	9.9%
Loss prediction solutions	52,941	36,928	43.4%
Loss quantification solutions	32,799	25,853	26.9%

Total Decision Analytics	$172,326	$141,576	21.7%

Cost of Revenues
Cost of revenues for our Decision Analytics segment was $77.3 million for the three months ended March 31, 2011 compared to $65.1 million for the three months ended March 31, 2010, an increase of $12.2 million or 18.7%. The increase included $6.7 million in costs attributable to recent acquisitions. Excluding the impact of recent acquisitions, cost of revenues increased $5.5 million, primarily due to an increase in salaries and employee benefits of $5.3 million, which include annual salary increases and increased medical costs and the reallocation of information and technology resources from Risk Assessment. Other increases include office maintenance costs of $0.2 million and an increase in other operating expenses of $1.9 million, which includes travel and software maintenance costs. The increases were partially offset by a decrease in data costs of $1.9 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $30.1 million for the three months ended March 31, 2011 compared to $18.3 million for the three months ended March 31, 2010, an increase of $11.8 million or 64.4%. The increase included $8.7 million in costs attributable to recent acquisitions. The remaining increase was due to an increase in salaries and employee benefits costs of $2.6 million, which include annual salary increases, medical costs, commissions, and stock option expense. In addition, the increase in salaries and employee benefit cost is attributable to increased reallocation of corporate resources due to our augmented effort to expand growth within this segment. Other increases include an increase in general expenses of $0.5 million.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment was 37.7% for the three months ended March 31, 2011 compared to 41.1% for the three months ended March 31, 2010. Recent acquisitions mitigated our margin expansion by 2.6% and the reallocation of corporate resources mitigated our margin expansion by 0.7%.
Liquidity and Capital Resources
As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents and available-for sale securities of $106.8 million and $60.6 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year, and they are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, including acquisition contingent payments and to fuel our future growth plans.

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
Our capital expenditures, which include non-cash purchases of fixed assets, as a percentage of revenues for the three months ended March 31, 2011 and 2010, were 6.0% and 3.2%, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with the accounting guidance for costs of computer software developed or obtained for internal use. The amounts capitalized in accordance with the accounting guidance for software to be sold, leased or otherwise marketed are not significant to the financial statements.
We historically used a portion of our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2011, we repurchased $73.4 million of our common stock. We did not repurchase any common stock during the three months ended March 31, 2010. On March 11, 2011, our board of directors authorized an additional $150.0 million of share repurchases under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
We provide pension and postretirement benefits to certain qualifying active employees and retirees. Based on the pension funding policy, we contributed $6.2 and $4.2 million to the pension plan in the three months ended March 31, 2011 and 2010 and expect to contribute approximately $19.6 million to the pension plan in remaining periods of 2011. Under the postretirement plan, we provide certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. We contributed approximately $0.3 and $0.8 million to the postretirement plan in the three months ended March 31, 2011 and 2010 and expect to contribute approximately $3.9 million in the remaining periods of 2011. See Note 11 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Financing and Financing Capacity
We had total debt, excluding capital lease and other obligations, of $820.0 million and $835.0 million at March 31, 2011 and December 31, 2010, respectively. The debt at March 31, 2011 primarily consisted of long-term loan senior debt and facilities drawn to finance our stock repurchases and acquisitions.
On April 6, 2011, we completed an issuance of senior notes in the aggregate principal amount of $450.0 million. These senior notes are due on May 1, 2021 and accrue interest at 5.80%. We received net proceeds of $446.0 million after deducting original issue discount, underwriting discount, and commissions of $4.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our syndicated revolving credit facility or any amendment, refinancing or replacement thereof. Interest will be payable semi-annually on May 1st and November 1st of each year, beginning on November 1, 2011. Interest accrues from April 6, 2011. We intend to use the net proceeds for general corporate purposes, including the repayment of indebtedness and/or acquisitions. Although we intend to initially use a portion of the proceeds to repay amounts outstanding under our revolving credit facility, we expect to redraw from our syndicated revolving credit facility over time as needed for our corporate strategy, including for general corporate purposes and/or acquisitions. On April 6, 2011, we used a portion of the proceeds to refinance on a long term basis the outstanding balance of our syndicated revolving credit facility in an amount of $295.0 million and used a portion of the proceeds to finance the acquisition of Bloodhound Technologies, Inc. on April 27, 2011. (See Note 16 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information on the acquisition). The indenture governing the senior notes restricts our ability and our subsidiaries' ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.
We have a $600.0 million committed revolving credit facility with a syndicate of lenders due September 2014. On March 16, 2011, The Northern Trust Company joined the syndicated revolving credit facility to increase the capacity by $25.0 million, for a $600.0 million total commitment. On March 28, 2011, we entered into amendments to our revolving credit facility and our master shelf agreements to, among other things, permit the issuance of the senior notes and guarantees noted above.
The $600.0 million syndicated revolving credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on asset sales, sale and leaseback transactions, payments between us and our subsidiaries, cross defaults, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that during any period of four fiscal quarters we maintain a consolidated funded debt leverage ratio of below 3.0 to 1.0. We were in compliance with all debt covenants under the credit facility as of March 31, 2011.

We also have long-term loan facilities under uncommitted master shelf agreements with Aviva Investors North America, or Aviva, New York Life and Prudential Capital Group, or Prudential, with capacities at March 31, 2011 in the amounts of $20.0 million, $30.0 million and $115.0 million, respectively. We can borrow under the Aviva Master Shelf Agreement until December 10, 2011, the New York Life Master Shelf Agreement until March 16, 2013 and the Prudential Master Shelf Agreement until August 30, 2013.
The notes outstanding under these facilities mature over the next five years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.07% for the three months ended March 31, 2011. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another company. The Aviva, New York Life Master Shelf and the Prudential Master Shelf agreements also contains financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and a leverage ratio of below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of March 31, 2011.
Cash Flow
The following table summarizes our cash flow data for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011	2010
	(In thousands)

Net cash provided by operating activities	$145,581	$137,189
Net cash used in investing activities	$(13,454)	$(14,929)
Net cash used in financing activities	$(86,201)	$(62,798)
Operating Activities
Net cash provided by operating activities increased to $145.6 million for the three months ended March 31, 2011 from $137.2 million for the three months ended March 31, 2010. The increase in net cash provided by operating activities was principally due to an increase in cash receipts from customers during the three months ended March 31, 2011. This increase was partially offset by an increase in operating expense payments primarily related to increased pension contributions during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Investing Activities
Net cash used in investing activities was $13.5 million for the three months ended March 31, 2011 compared to $14.9 million for the three months ended March 31, 2010. The decrease in net cash used in investing activities was principally due to a decrease in acquisition and escrow related payments of $7.7 million, primarily related to the acquisition of Strategic Analytics in the first quarter of 2010, partially offset by an increase in purchases of fixed assets of $6.2 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
Financing Activities
Net cash used in financing activities was $86.2 million for the three months ended March 31, 2011 and $62.8 million for the three months ended March 31, 2010. Net cash used in financing activities for the three months ended March 31, 2011 included repurchases of Verisk Class A common stock of $73.6 million and a decrease in total debt of $15.9 million. Net cash used in financing activities for the three months ended March 31, 2010 was primarily related to a decrease in total debt of $62.9 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 28, 2011 except as noted below.
On April 6, 2011, we completed an issuance of senior notes in the aggregate principal amount of $450.0 million. These senior notes are due on May 1, 2021 and accrue interest at 5.80%. We received net proceeds of $446.0 million after deducting discounts and commissions of $4.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our syndicated revolving credit facility or any amendment, refinancing or replacement thereof. Interest is payable semi-annually on May 1st and November 1st of each year, beginning on November 1, 2011. Interest accrues from April 6, 2011.

Critical Accounting Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2011. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at March 31, 2011 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2011.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three month period ending March 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 14 to our condensed consolidated financial statements for the three months ended March 31, 2011 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities
On April 29, 2010, our board of directors authorized a $150.0 million share repurchase program, or the Repurchase Program, of our common stock. On October 19, 2010 and March 11, 2011, our board of directors authorized an additional capacity of $150.0 million and $150.0 million, respectively, for the Repurchase Program for a total of $450.0 million. Under the Repurchase Program, we may repurchase stock in the open market or as otherwise determined by us. These authorizations have no expiration dates, although they may be suspended or terminated at any time. Our shares repurchased for the quarter ended March 31, 2011 are set forth below:

				Maximum Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	(in thousands)
January 1, 2011 through January 31, 2011	703,963	$34.04	703,963	$63,527
February 1, 2011 through February 28, 2011	580,455	$32.82	580,455	$44,477
March 1, 2011 through March 31, 2011	959,164	$31.67	959,164	$164,105

	2,243,582		2,243,582

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc. (Registrant)

	by:	/s/ Mark V. Anquillare

Date: May 3, 2011		Mark V. Anquillare
Executive Vice President and Chief Financial Officer
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