Form 10-Q
period 2011-06-30
Verisk Analytics, Inc.
filed 2011-08-02
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2011 there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	150,042,965
Class B (Series 2) common stock $.001 par value	14,771,340

Verisk Analytics, Inc.
Index to Form 10-Q

Item 1.	Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 and December 31, 2010

	2011
	unaudited	2010
	(In thousands, except for
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,970	$54,974
Available-for-sale securities	5,351	5,653
Accounts receivable, net of allowance for doubtful accounts of $3,829 and $4,028 (including amounts from related parties of $727 and $515, respectively) (1)	145,632	126,564
Prepaid expenses	26,015	17,791
Deferred income taxes, net	3,681	3,681
Federal and foreign income taxes receivable	24,610	15,783
State and local income taxes receivable	9,063	8,923
Other current assets	29,155	7,066

Total current assets	295,477	240,435

Noncurrent assets:
Fixed assets, net	107,645	93,409
Intangible assets, net	241,330	200,229
Goodwill	712,561	632,668
Deferred income taxes, net	20,977	21,879
State income taxes receivable	1,773	1,773
Other assets	28,326	26,697

Total assets	$1,408,089	$1,217,090

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$121,285	$111,995
Acquisition related liabilities	—	3,500
Short-term debt and current portion of long-term debt	170,663	437,717
Pension and postretirement benefits, current	4,663	4,663
Fees received in advance (including amounts from related parties of $1,626 and $1,231, respectively) (1)	214,989	163,007

Total current liabilities	511,600	720,882

Noncurrent liabilities:
Long-term debt	854,499	401,826
Pension benefits	83,995	95,528
Postretirement benefits	22,203	23,083
Other liabilities	80,232	90,213

Total liabilities	1,552,529	1,331,532

Commitments and contingencies
Stockholders’ equity/(deficit):
Verisk Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 350,338,030 and 150,179,126 shares issued and 150,625,134 and 143,067,924 outstanding as of June 30, 2011 and December 31, 2010, respectively	88	39
Verisk Class B (Series 1) common stock, $.001 par value; 400,000,000 shares authorized; 0 and 198,327,962 shares issued and 0 and 12,225,480 outstanding as of June 30, 2011 and December 31, 2010, respectively	—	47
Verisk Class B (Series 2) common stock, $.001 par value; 400,000,000 shares authorized; 193,665,008 shares issued and 14,771,340 outstanding as of June 30, 2011 and December 31, 2010, respectively	49	49
Unearned KSOP contributions	(836)	(988)
Additional paid-in capital	807,855	754,708
Treasury stock, at cost, 378,606,564 and 372,107,352 shares as of June 30, 2011 and December 31, 2010, respectively	(1,323,368)	(1,106,321)
Retained earnings	425,280	293,827
Accumulated other comprehensive losses	(53,508)	(55,803)

Total stockholders’ deficit	(144,440)	(114,442)

Total liabilities and stockholders’ deficit	$1,408,089	$1,217,090

(1)	See Note 13. Related Parties for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three and Six Month Periods Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except for share and per share data)
Revenues (including amounts from related parties of $4,787 and $15,280 for the three months ended June 30, 2011 and 2010 and $9,183 and $30,413 for the six months ended June 30, 2011 and 2010, respectively) (1)	$327,280	$281,677	$640,149	$557,831

Expenses:
Cost of revenues (exclusive of items shown separately below)	131,185	115,000	255,741	229,993
Selling, general and administrative	55,909	42,638	105,165	80,152
Depreciation and amortization of fixed assets	10,855	9,944	22,160	19,873
Amortization of intangible assets	8,877	7,020	17,332	14,324
Acquisition related liabilities adjustment	(3,364)	—	(3,364)	—

Total expenses	203,462	174,602	397,034	344,342

Operating income	123,818	107,075	243,115	213,489

Other income/(expense):
Investment (loss)/income	(10)	92	—	124
Realized gain on securities, net	125	29	487	61
Interest expense	(14,885)	(8,445)	(24,500)	(16,911)

Total other expense, net	(14,770)	(8,324)	(24,013)	(16,726)

Income before income taxes	109,048	98,751	219,102	196,763
Provision for income taxes	(43,471)	(40,347)	(87,649)	(82,984)

Net income	$65,577	$58,404	$131,453	$113,779

Basic net income per share of Class A and Class B:	$0.39	$0.32	$0.78	$0.63

Diluted net income per share of Class A and Class B:	$0.38	$0.31	$0.75	$0.60

Weighted average shares outstanding:
Basic	166,960,806	180,492,106	167,995,517	180,272,828

Diluted	174,634,046	189,541,893	175,799,120	189,498,324

(1)	See Note 13. Related Parties for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
For The Year Ended December 31, 2010 and The Six Months Ended June 30, 2011

									Accumulated	Total
	Common Stock Issued				Unearned	Additional			Other	Stockholders’
		Verisk	Verisk		KSOP	Paid-in	Treasury	Retained	Comprehensive	(Deficit)/
	Verisk Class A	Class B (Series 1)	Class B (Series 2)	Par Value	Contributions	Capital	Stock	Earnings	Income/(Loss)	Equity
	(In thousands, except for share data)
Balance, January 1, 2010	125,815,600	205,637,925	205,637,925	$130	$(1,305)	$652,573	$(683,994)	$51,275	$(53,628)	$(34,949)
Comprehensive income:
Net income	—	—	—	—	—	—	—	242,552	—	242,552
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,175)	(2,175)

Comprehensive income										240,377
Conversion of Class B-1 common stock upon follow-on public offering (Note 1)	7,309,963	(7,309,963)	—	—	—	—	—	—	—	—
Conversion of Class B-2 common stock upon follow-on public offering (Note 1)	11,972,917	—	(11,972,917)	—	—	—	—	—	—	—
Treasury stock acquired — Class A (7,111,202 shares)	—	—	—	—	—	—	(212,512)	—	—	(212,512)
Treasury stock acquired — Class B-1 (7,583,532 shares)	—	—	—	—	—	—	(199,936)	—	—	(199,936)
Treasury stock acquired — Class B-2 (374,718 shares)	—	—	—	—	—	—	(9,879)	—	—	(9,879)
KSOP shares earned	—	—	—	—	317	11,256	—	—	—	11,573
Stock options exercised (including tax benefit of $49,015)	5,579,135	—	—	5	—	84,492	—	—	—	84,497
Net share settlement of taxes upon exercise of stock options	(503,043)	—	—	—	—	(15,051)	—	—	—	(15,051)
Stock based compensation	—	—	—	—	—	21,298	—	—	—	21,298
Other stock issuances	4,554	—	—	—	—	140	—	—	—	140

Balance, December 31, 2010	150,179,126	198,327,962	193,665,008	$135	$(988)	$754,708	$(1,106,321)	$293,827	$(55,803)	$(114,442)

Comprehensive income:
Net income	—	—	—	—	—	—	—	131,453	—	131,453
Other comprehensive income	—	—	—	—	—	—	—	—	2,295	2,295

Comprehensive income										133,748
Conversion of Class B-1 common stock (Note 1)	198,327,962	(198,327,962)	—	—	—	—	—	—	—	—
Treasury stock acquired — Class A (6,499,212 shares)	—	—	—	—	—	—	(217,047)	—	—	(217,047)
KSOP shares earned	—	—	—	—	152	6,256	—	—	—	6,408
Stock options exercised (including tax benefit of $16,530)	1,830,942	—	—	2	—	34,560	—	—	—	34,562
Stock-based compensation	—	—	—	—	—	12,331	—	—	—	12,331

Balance, June 30, 2011	350,338,030	—	193,665,008	$137	$(836)	$807,855	$(1,323,368)	$425,280	$(53,508)	$(144,440)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Six Months Ended June 30, 2011 and 2010

	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$131,453	$113,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	22,160	19,873
Amortization of intangible assets	17,332	14,324
Amortization of debt issuance costs	729	789
Amortization of debt original issue discount	25	—
Allowance for doubtful accounts	557	526
KSOP compensation expense	6,408	5,729
Stock-based compensation	12,331	10,284
Non-cash charges associated with performance based appreciation awards	583	792
Acquisition related liabilities adjustment	(3,364)	—
Realized gain on securities, net	(487)	(61)
Deferred income taxes	1,660	507
Other operating	30	30
Loss on disposal of assets	221	38
Excess tax benefits from exercised stock options	(5,470)	(10,036)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,979)	(28,694)
Prepaid expenses and other assets	(8,082)	(5,504)
Federal and foreign income taxes	7,703	17,729
State and local income taxes	(140)	(1,387)
Accounts payable and accrued liabilities	(15,190)	(18,327)
Fees received in advance	50,520	55,959
Other liabilities	(14,913)	(3,316)

Net cash provided by operating activities	187,087	173,034

Cash flows from investing activities:
Acquisitions, net of cash acquired of $590 and $1,556, respectively	(121,721)	(6,386)
Earnout payments	(3,500)	—
Proceeds from release of acquisition related escrows	—	283
Escrow funding associated with acquisitions	(19,560)	(1,500)
Purchases of available-for-sale securities	(1,338)	(262)
Proceeds from sales and maturities of available-for-sale securities	1,704	511
Purchases of fixed assets	(28,171)	(15,570)

Net cash used in investing activities	(172,586)	(22,924)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	448,956	—
Repayment of short-term debt refinanced on a long-term basis	(295,000)	—
Proceeds/(repayments) of short-term debt, net	72,919	(64,069)
Repurchase of Verisk Class A common stock	(214,021)	(62,266)
Repayment of current portion of long-term debt	(50,000)	—
Payment of debt issuance cost	(4,434)	—
Net share settlement of taxes upon exercise of stock options	—	(15,051)
Excess tax benefits from exercised stock options	5,470	10,036
Proceeds from stock options exercised	18,032	16,733

Net cash used in financing activities	(18,078)	(114,617)

Effect of exchange rate changes	573	(193)

(Decrease)/increase in cash and cash equivalents	(3,004)	35,300

Cash and cash equivalents, beginning of period	54,974	71,527

Cash and cash equivalents, end of period	$51,970	$106,827

Supplemental disclosures:
Taxes paid	$80,924	$63,545

Interest paid	$17,997	$16,299

Non-cash investing and financing activities:
Repurchase of Verisk Class A common stock included in accounts payable and accrued liabilities	$5,292	$2,635

Deferred tax asset/(liability) established on date of acquisition	$1,280	$(732)

Capital lease obligations	$8,013	$602

Capital expenditures included in accounts payable and accrued liabilities	$307	$668

Increase in goodwill due to acquisition related escrow distributions	$—	$6,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share data, unless otherwise stated)
1. Organization:
Verisk Analytics, Inc. and its consolidated subsidiaries (“Verisk” or the “Company”) enable risk-bearing businesses to better understand and manage their risks. The Company provides its customers proprietary data that, combined with analytic methods, create embedded decision support solutions. The Company is one of the largest aggregators and providers of data pertaining to property and casualty (“P&C”) insurance risks in the United States of America (“U.S.”). The Company offers solutions for detecting fraud in the U.S. P&C insurance, mortgage and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to supply chain to health insurance. The Company provides solutions, including data, statistical models or tailored analytics, all designed to allow clients to make more logical decisions.
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
The condensed consolidated financial statements as of June 30, 2011 and for the three- and six-month periods ended June 30, 2011 and 2010, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three- and six-month periods ended June 30, 2011 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading. Within this filing on Form 10-Q, the Company has corrected a typographical error, which reduced the change in “Federal and foreign income taxes” by $200 in the condensed consolidated statement of cash flows (unaudited), but did not affect the totals for the six months ended June 30, 2010.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”). Under ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has elected not to early adopt. ASU No. 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements as this guidance does not result in a change in the items that are required to be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 clarifies certain FASB’s intent about the application of existing fair value measurement and develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU No. 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permitted. ASU No. 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements as this guidance does not result in a change in the application of the requirements in ASC 820, Fair Value Measurements.

3. Investments:
The following is a summary of available-for-sale securities:

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
June 30, 2011
Registered investment companies	$4,519	$823	$—	$5,342
Equity securities	14	—	(5)	9

Total available-for-sale securities	$4,533	$823	$(5)	$5,351

December 31, 2010
Registered investment companies	$4,398	$1,248	$—	$5,646
Equity securities	14	—	(7)	7

Total available-for-sale securities	$4,412	$1,248	$(7)	$5,653

In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock (“ASC 323-10-25”). At June 30, 2011 and December 31, 2010, the carrying value of such securities was $3,443 and $3,642 for each period and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.
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

The following tables provide information for such assets and liabilities as of June 30, 2011 and December 31, 2010. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, acquisitions related liabilities prior to the adoption of ASC 805, Business Combinations (“ASC 805”), and short-term debt approximate their carrying amounts because of the short-term maturity of these instruments. The fair value of the Company’s long-term debt was estimated at $1,006,810 and $584,361 as of June 30, 2011 and December 31, 2010, respectively, and is based on quoted market prices if available and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. These assets and liabilities are not presented in the following table.

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
June 30, 2011
Cash equivalents — money-market funds	$349	$—	$349	$—
Registered investment companies (1)	$5,342	$5,342	$—	$—
Equity securities (1)	$9	$9	$—	$—

December 31, 2010
Cash equivalents — money-market funds	$2,273	$—	$2,273	$—
Registered investment companies (1)	$5,646	$5,646	$—	$—
Equity securities (1)	$7	$7	$—	$—
Contingent consideration under ASC 805 (2)	$(3,337)	$—	$—	$(3,337)

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

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

The table below includes a rollforward of the Company’s contingent consideration liability under ASC 805 for the three- and six-month periods ended June 30, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Beginning balance	$3,351	$3,840	$3,337	$3,344
Acquisitions (1)	—	—	—	491
Acquisition related liabilities adjustment (1)	(3,364)	—	(3,364)	—
Accretion on acquisition related liabilities	13	13	27	18

Ending balance	$—	$3,853	$—	$3,853

(1)
Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period for acquisitions after January 1, 2009. The Company records the initial recognition of the fair value of contingent consideration in acquisition related liabilities on the consolidated balance sheet. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. See Note 6 for further information regarding the acquisition related liabilities adjustment associated with D2 Hawkeye, Inc. and Strategic Analytics, Inc.

5. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2010 through June 30, 2011, both in total and as allocated to the Company’s operating segments:

	Risk	Decision
	Assessment	Analytics	Total
Goodwill at December 31, 2010 (1)	$27,908	$604,760	$632,668
Current year acquisitions	—	79,893	79,893

Goodwill at June 30, 2011 (1)	$27,908	$684,653	$712,561

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to the periods included within the condensed consolidated financial statements.

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2011, which resulted in no impairment of goodwill. Based on the results of the impairment assessment as of June 30, 2011, the Company confirmed that the fair value of its reporting units exceeded their respective carrying value. Given the limited amount of time between the acquisition date and the timing of the Company’s annual impairment test, the fair value of certain reporting units exceeded their carrying value by a moderate amount.
The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
June 30, 2011
Technology-based	7 years	$234,755	$(146,291)	$88,464
Marketing-related	5 years	48,103	(30,900)	17,203
Contract-based	6 years	6,555	(6,385)	170
Customer-related	13 years	172,236	(36,743)	135,493

Total intangible assets		$461,649	$(220,319)	$241,330

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
December 31, 2010
Technology-based	7 years	$210,212	$(136,616)	$73,596
Marketing-related	5 years	40,882	(28,870)	12,012
Contract-based	6 years	6,555	(6,287)	268
Customer-related	13 years	145,567	(31,214)	114,353

Total intangible assets		$403,216	$(202,987)	$200,229

Consolidated amortization expense related to intangible assets for the three months ended June 30, 2011 and 2010, was $8,877 and $7,020, respectively. Consolidated amortization expense related to intangible assets for the six months ended June 30, 2011 and 2010, was $17,332 and $14,324, respectively. Estimated amortization expense in future periods through 2016 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2011	$17,448
2012	33,927
2013	28,414
2014	21,288
2015	21,063
2016-Thereafter	119,190

$241,330

6. Acquisitions:
2011 Acquisitions
On June 17, 2011, the Company acquired the net assets of Health Risk Partners, LLC (“HRP”), a provider of solutions to optimize revenue, ensure compliance and improve quality of care for Medicare Advantage and Medicaid health plans, for a net cash purchase price of approximately $46,400 and funded $3,000 of indemnity escrows and $10,000 of contingency escrows. Within the Company’s Decision Analytics segment, this acquisition will further advance the Company’s position as a major provider of data, analytics, and decision-support solutions to the healthcare industry.
On April 27, 2011, the Company acquired 100% of the stock of Bloodhound Technologies, Inc (“Bloodhound”), a provider of real-time pre-adjudication medical claims editing, for a net cash purchase price of approximately $75,321 and funded $6,560 of indemnity escrows. Within the Company’s Decision Analytics segment, Bloodhound addresses the need of healthcare payers to control fraud and waste in a real-time claims-processing environment, and these capabilities align with the Company’s existing fraud identification tools.

The preliminary purchase price allocations of the acquisitions resulted in the following:

	Bloodhound	HRP	Total
Accounts receivable	$2,278	$378	$2,656
Current assets	6,646	297	6,943
Fixed assets	1,091	1,147	2,238
Intangible assets	34,433	24,000	58,433
Goodwill	44,870	35,023	79,893
Other assets	16	13,000	13,016
Deferred income taxes	1,280	—	1,280

Total assets acquired	90,614	73,845	164,459

Current liabilities	6,869	1,445	8,314
Other liabilities	1,864	13,000	14,864

Total liabilities assumed	8,733	14,445	23,178

Net assets acquired	$81,881	$59,400	$141,281

The amounts assigned to intangible assets by type for current year acquisitions are summarized in the table below:

	Weighted
	Average Useful
	Life	Bloodhound	HRP	Total
Technology-based	10 years	$16,043	$8,500	$24,543
Marketing-related	6 years	2,221	5,000	7,221
Customer-related	10 years	16,169	10,500	26,669

Total intangible assets		$34,433	$24,000	$58,433

Due to the timing of the acquisitions, the allocations of the purchase price are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The revisions may have a material impact on the consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition dates.
2010 Acquisitions
On December 16, 2010, the Company acquired 100% of the stock of 3E Company (“3E”), a global source for a comprehensive suite of environmental health and safety compliance solutions, for a net cash purchase price of approximately $99,603 and funded $7,730 of indemnity escrows. Within the Company’s Decision Analytics segment, 3E overlaps the customer sets served by the other supply chain risk management solutions and helps the Company’s customers across a variety of vertical markets address their environmental health and safety issues.
On December 14, 2010, the Company acquired 100% of the stock of Crowe Paradis Services Corporation (“CP”), a provider of claims analysis and compliance solutions to the P&C insurance industry, for a net cash purchase price of approximately $83,589 and funded $6,750 of indemnity escrows. Within the Company’s Decision Analytics segment, CP offers solutions for complying with the Medicare Secondary Payer Act, provides services to P&C insurance companies, third-party administrators and self-insured companies, which the Company believes further enhances the solution it currently offers.
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
Acquisition Escrows
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At June 30, 2011 and December 31, 2010, the current portion of the escrows amounted to $27,056 and $6,167, respectively, and has been included in “Other current assets” in the accompanying condensed consolidated balance sheets. At June 30, 2011 and December 31, 2010, the noncurrent portion of the escrow amounted to $14,505 and $15,953, respectively.
Acquisition Related Liabilities
Based on the results of operations of Atmospheric and Environmental Research, Inc. (“AER”), which was acquired in 2008, the Company recorded an increase of $3,500 to acquisition related liabilities and goodwill during the year ended December 31, 2010. AER was acquired in 2008 and therefore, accounted for under the transition provisions of FASB No. 141 (Revised), Business Combinations (“FAS No. 141(R)”). In April 2011, the Company finalized the AER acquisition contingent liability and made a payment of $3,500.
As of June 30, 2011, the Company reevaluated the probability of D2 Hawkeye, Inc. (“D2”) and SA achieving the specific predetermined EBITDA and revenue earnout targets for exceptional performance in fiscal year 2011 and reversed its contingent consideration related to these acquisitions. These reversals resulted in a reduction of $3,364 to contingent consideration and a decrease of $3,364 to “Acquisition related liabilities adjustment” in the accompanying condensed consolidated statements of operations during the three- and six-month periods ended June 30, 2011. Thus, based on current estimates, the sellers of D2 and SA will not receive any acquisition contingent payments.

7. Income Taxes:
The Company’s effective tax rate for the three months ended June 30, 2011 was 39.9% compared to the effective tax rate for the three months ended June 30, 2010 of 40.9%. The June 30, 2011 effective tax rate is lower than the June 30, 2010 effective tax rate primarily due to favorable audit settlements, the continued execution of tax planning strategies and the benefits associated with enacted research and development legislation.
The Company’s effective tax rate for the six months ended June 30, 2011 was 40.0% compared to the effective tax rate for the six months ended June 30, 2010 of 42.2%. The effective rate for the six months ended June 30, 2011 was lower primarily due to a change in deferred tax assets of $2,362 resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in the period ended March 31, 2010. Without this charge, the effective rate for the prior period would have been 41.0%. The Company’s June 30, 2011 effective tax rate is also lower than the June 30, 2010 effective tax rate due to favorable audit settlements, the continued execution of tax planning strategies and the benefits associated with enacted research and development legislation. The difference between statutory tax rates and the company’s effective tax rate are primarily attributable to state taxes and non-deductible share appreciation from the KSOP.
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

8. Debt:
The following table presents short-term and long-term debt by issuance:

	Issuance	Maturity	June 30,	December 31,
	Date	Date	2011	2010
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$90,000	$310,000
Prudential senior notes:
4.60% Series E senior notes	6/14/2005	6/13/2011	—	50,000
6.00% Series F senior notes	8/8/2006	8/8/2011	25,000	25,000
Principal senior notes:
6.03% Series A senior notes	8/8/2006	8/8/2011	50,000	50,000
Capital lease obligations and other	Various	Various	5,663	2,717

Short-term debt and current portion of long-term debt			$170,663	$437,717

Long-term debt:
Verisk senior notes:
5.80% senior notes, less unamortized discount of $1,019 as of June 30, 2011	4/6/2011	5/1/2021	$448,981	$—
Prudential senior notes:
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Principal senior notes:
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Aviva Investors North America:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	30,000
Capital lease obligations and other	Various	Various	5,518	1,826

Long-term debt			$854,499	$401,826

Total debt			$1,025,162	$839,543

On March 16, 2011, The Northern Trust Company joined the syndicated revolving credit facility to increase the capacity by $25,000, for a $600,000 total commitment. On March 28, 2011, the Company entered into amendments to its revolving credit facility and its master shelf agreements to, among other things, permit the issuance of the senior notes and guarantees noted below.
On April 6, 2011, the Company completed an issuance of senior notes in the aggregate principal amount of $450,000. These senior notes are due on May 1, 2021 and accrue interest at a rate of 5.80%. The Company received net proceeds of $446,031 after deducting original issue discount, underwriting discount, and commissions of $3,969. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our syndicated revolving credit facility or any amendment, refinancing or replacement thereof (See Note 15. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries for further information). Interest will be payable semi-annually on May 1st and November 1st of each year, beginning on November 1, 2011. Interest accrues from April 6, 2011. The debt issuance costs will be amortized from the date of issuance to the maturity date. The senior notes rank equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. However, the senior notes are structurally subordinated to the indebtedness of any of the subsidiaries that do not guarantee the notes and are effectively subordinated to any future secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees of the senior notes rank equally and ratably in right of payment with all other existing and future unsecured and unsubordinated indebtedness of the guarantors, and senior in right of payment to all future subordinated indebtedness of the guarantors. Because the guarantees of the notes are not secured, such guarantees will be effectively subordinated to any existing and future secured indebtedness of the applicable guarantor to the extent of the value of the collateral securing that indebtedness. Upon a change of control event, the holders of the notes have the right to require the Company to repurchase all or any part of such holder’s notes at a purchase price in cash equal to 101% of the principal amount of the notes plus accrued and unpaid interest, if any, to the date of repurchase.

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
On November 18, 1996, the Company authorized 1,000,000,000 ISO Class B shares and issued 500,225,000 shares. On October 6, 2009, the Company completed a corporate reorganization whereby the ISO Class B common stock and ISO Class B treasury stock were converted to Verisk Class B common stock and Verisk Class B treasury stock on a one-for-one basis. All Verisk Class B shares sold into the IPO were converted to Verisk Class A common stock on a one-for-one basis. In addition, the Verisk Class B common stock authorized was reduced to 800,000,000 shares, sub-divided into 400,000,000 shares of Class B-1 and 400,000,000 shares of Class B-2. Each share of Class B-1 common stock converted automatically, without any action by the stockholder, into one share of Verisk Class A common stock on April 6, 2011. Each share of Class B-2 common stock shall convert automatically, without any action by the stockholder, into one share of Verisk Class A common stock on October 6, 2011. The Class B shares have the same rights as Verisk Class A shares with respect to dividends and economic ownership, but have voting rights to elect three of the eleven directors. The Company did not repurchase any Class B shares during the six months ended June 30, 2011 and 2010.
On October 6, 2009, the Company authorized 80,000,000 shares of preferred stock, par value $0.001 per share, in connection with the reorganization. The preferred shares have preferential rights over the Verisk Class A and Class B common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares from the reorganization date through June 30, 2011.
Share Repurchase Program
On April 29, 2010, the Company’s board of directors authorized a share repurchase program of the Company’s common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase up to $450,000 of stock in the open market or as otherwise determined by the Company. On July 8, 2011, the Company’s board of directors authorized an additional $150,000 of share repurchases under the Repurchase Program, thereby increasing the capacity to $600,000. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk Analytics, Inc. 2009 Equity Incentive Plan (the “Incentive Plan”) and the Insurance Services Office, Inc. 1996 Incentive Plan (the “Option Plan”). This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.
During the six months ended June 30, 2011, 6,499,212 shares of Verisk Class A common stock were repurchased by the Company as part of this program at a weighted average price of $33.40 per share. The Company utilized cash from operations and the proceeds from its senior notes to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $5,292 in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheets for those purchases that have not settled as of June 30, 2011. The Company had $20,441 available to repurchase shares under the Repurchase Program as of June 30, 2011.
Treasury Stock
As of June 30, 2011, the Company’s treasury stock consisted of 199,712,896 Class A common stock and 178,893,668 Class B-2 common stock. Consistent with the Class B-1 and Class B-2 common stock, the Company’s Class B-1 treasury stock converted to Class A treasury stock on April 6, 2011 and the Class B-2 treasury stock will convert to Class A treasury stock on October 6, 2011.

Earnings Per Share (“EPS”)
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including stock options and nonvested restricted stock, had been issued.
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-and six-month periods ended June 30, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator used in basic and diluted EPS:
Net income	$65,577	$58,404	$131,453	$113,779

Denominator:
Weighted average number of common shares used in basic EPS	166,960,806	180,492,106	167,995,517	180,272,828
Effect of dilutive shares:
Potential Class A common stock issuable upon the exercise of stock options	7,673,240	9,049,787	7,803,603	9,225,496

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	174,634,046	189,541,893	175,799,120	189,498,324

Basic EPS of Class A and Class B	$0.39	$0.32	$0.78	$0.63

Diluted EPS of Class A and Class B	$0.38	$0.31	$0.75	$0.60

The potential shares of common stock that were excluded from diluted EPS were 1,402,980 and 2,004,390 for the six months ended June 30, 2011 and 2010, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses:

	June 30,	December 31,
	2011	2010
Unrealized gain on investments, net of tax	$473	$725
Unrealized foreign currency loss	(219)	(792)
Pension and postretirement unfunded liability adjustment, net of tax	(53,762)	(55,736)

Accumulated other comprehensive losses	$(53,508)	$(55,803)

The before tax and after tax amounts of other comprehensive income for the six months ended June 30, 2011 and 2010 are summarized below:

		Tax Benefit/
	Before Tax	(Expense)	After Tax
For the Six Months Ended June 30, 2011
Unrealized holding loss on investments arising during the year	$(423)	$171	$(252)
Unrealized foreign currency gain	573	—	573
Pension and postretirement unfunded liability adjustment	2,668	(694)	1,974

Total other comprehensive income	$2,818	$(523)	$2,295

For the Six Months Ended June 30, 2010
Unrealized holding loss on investments arising during the year	$(190)	$80	$(110)
Unrealized foreign currency loss	(193)	—	(193)
Pension and postretirement unfunded liability adjustment	2,926	(1,179)	1,747

Total other comprehensive income	$2,543	$(1,099)	$1,444

10. Equity Compensation Plans:
All of the Company’s granted equity awards, including outstanding stock options and restricted stock, are covered under the Incentive Plan or the Option Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the Incentive Plan. Cash received from stock option exercises for the six months ended June 30, 2011 and 2010 was $18,032 and $16,733, respectively. On July 1, 2011, the Company granted 2,506 shares of Class A common stock, 34,011 nonqualified stock options that were immediately vested and 125,500 nonqualified stock options with a one year service vesting period, to the directors of the Company. These options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date and a ten year contractual term.
On April 1, 2011, the Company granted 1,401,308 nonqualified stock options and 146,664 shares of restricted stock to key employees. The nonqualified stock options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. The restricted stock is valued at the closing price of the Company’s Class A common stock on the date of grant and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the periods in which the restrictions lapse. The restricted stock is not assignable or transferrable until it becomes vested. As of June 30, 2011, there were 7,135,187 shares of Class A common stock reserved and available for future issuance.
The fair value of the stock options granted during the six months ended June 30, 2011 and 2010 were estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	June 30, 2011	June 30, 2010
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	30.04%	30.99%
Risk-free interest rate	2.32%	2.47%
Expected term in years	5.3	4.8
Dividend yield	0.00%	0.00%
Weighted average grant date fair value per stock option	$10.48	$8.70
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
Exercise prices for options outstanding and exercisable at June 30, 2011 ranged from $2.16 to $33.30 as outlined in the following table:

				Options Exercisable
	Options Outstanding			Weighted
	Weighted			Average		Weighted
	Average	Stock	Weighted	Remaining	Stock	Average
Range of	Remaining	Options	Average	Contractual	Options	Exercise
Exercise Prices	Contractual Life	Outstanding	Exercise Price	Life	Exercisable	Price
$2.16 to $2.96	1.6	1,369,102	$2.79	1.6	1,369,102	$2.79
$2.97 to $4.80	2.0	3,589,250	$3.78	2.0	3,589,250	$3.78
$4.81 to $8.90	3.9	3,708,000	$8.52	3.9	3,708,000	$8.52
$8.91 to $15.10	5.2	2,434,905	$13.58	5.2	2,434,905	$13.58
$15.11 to $17.84	7.2	5,248,457	$16.68	7.1	3,146,832	$16.84
$17.85 to $22.00	8.3	2,716,503	$22.00	8.3	419,707	$22.00
$22.01 to $33.30	9.1	3,445,183	$30.37	8.7	489,563	$28.34

		22,511,400			15,157,359

A summary of options outstanding under the Incentive Plan and the Option Plan as of June 30, 2011 and changes during the six months ended are presented below:

		Weighted	Aggregate
	Number	Average	Intrinsic
	of Options	Exercise Price	Value
Outstanding at December 31, 2010	23,057,857	$13.35	$478,014

Granted	1,401,308	$33.30
Exercised	(1,830,942)	$9.85	$43,442

Cancelled or expired	(116,823)	$20.92

Outstanding at June 30, 2011	22,511,400	$13.33	$479,184

Options exercisable at June 30, 2011	15,157,359	$10.43	$366,593

Options exercisable at December 31, 2010	14,820,447	$9.22	$368,466

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2011 was $479,184 and $366,593, respectively. In accordance with ASC 718, Stock Compensation, excess tax benefit from exercised stock options is recorded as an increase to additional paid-in capital and a corresponding reduction in taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented in the statement of cash flows as a financing cash inflow. For the six months ended June 30, 2011 and 2010, the Company recorded excess tax benefit from stock options exercised of $16,530 and $20,507, respectively. The Company realized $5,470 and $10,036 of tax benefit within the Company’s quarterly tax payments through June 30, 2011 and 2010, respectively. The realized tax benefit is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows.
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
A summary of the status of the restricted stock under the Incentive Plan as of June 30, 2011 and changes during the six months ended are presented below:

	Number	Weighted average grant
	of shares	date fair value
Outstanding at December 31, 2010	—	$—
Granted	146,664	33.30
Forfeited	(349)	33.30

Outstanding at June 30, 2011	146,315	$33.30

As of June 30, 2011, there was $48,604 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Incentive Plan and the Option Plan. That cost is expected to be recognized over a weighted average period of 2.71 years. As of June 30, 2011, there were 7,354,041 and 146,315 nonvested stock options and restricted stock, respectively, of which 6,351,317 and 120,331 are expected to vest. The total grant date fair value of options vested during the six months ended June 30, 2011 and 2010 was $9,838 and $10,030, respectively. The total grant date fair value of restricted stock vested during the six months ended June 30, 2011 was $305.

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
The components of net periodic benefit cost and the amounts recognized in other comprehensive income for the three- and six-month periods ended June 30, 2011 and 2010 are summarized below:

	For the Three Months Ended June 30,
	Pension Plan		Postretirement Plan
	2011	2010	2011	2010
Service cost	$1,611	$1,397	$—	$—
Interest cost	5,397	5,408	251	211
Amortization of transition obligation	—	—	—	(42)
Expected return on plan assets	(6,434)	(5,687)	—	—
Amortization of prior service cost	(201)	(201)	(36)	(73)
Amortization of net actuarial loss	1,406	1,622	163	229

Net periodic benefit cost	$1,779	$2,539	$378	$325

Employer contributions	$6,487	$5,546	$1,067	$1,298

	For the Six Months Ended June 30,
	Pension Plan		Postretirement Plan
	2011	2010	2011	2010
Service cost	$3,181	$3,207	$—	$—
Interest cost	10,838	10,683	502	531
Expected return on plan assets	(12,899)	(11,325)	—	—
Amortization of prior service cost	(401)	(401)	(72)	(73)
Amortization of net actuarial loss	2,815	3,033	326	367

Net periodic benefit cost	$3,534	$5,197	$756	$825

Employer contributions	$12,655	$9,711	$1,382	$2,053

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
Decision Analytics: The Company develops solutions that its customers use to analyze the three key processes in managing risk: ‘prediction of loss’, ‘detection and prevention of fraud’ and ‘quantification of loss’. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions in each of these three categories. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of mortgage applications to identify misinformation, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance, mortgage and healthcare sectors.
The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses segment EBITDA as the profitability measure for making decisions regarding ongoing operations. Segment EBITDA is net income before investment (loss)/income, realized gain on securities, net, interest expense, income taxes, and depreciation and amortization. Beginning 2011, the Company’s definition of Segment EBITDA includes acquisition related liabilities adjustment for all periods presented. Segment EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate investment income, realized gain/(loss) on securities, net, interest expense, or income tax expense, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1% or more of the Company’s consolidated revenue for either the three- or six-month periods ended June 30, 2011 or 2010. No individual country outside of the U.S. accounted for 1% or more of total consolidated long-term assets as of June 30, 2011 or December 31, 2010.

The following tables provide the Company’s revenue and operating income performance by reportable segment for the three- and six-month periods ended June 30, 2011 and 2010, as well as a reconciliation to income before income taxes for all periods presented in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			June 30, 2010
	Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$140,530	$186,750	$327,280	$134,289	$147,388	$281,677
Expenses:
Cost of revenues (exclusive of items shown separately below)	49,053	82,132	131,185	48,652	66,348	115,000
Selling, general and administrative	23,345	32,564	55,909	19,439	23,199	42,638
Acquisition related liabilities adjustment	—	(3,364)	(3,364)	—	—	—

Segment EBITDA	68,132	75,418	143,550	66,198	57,841	124,039
Depreciation and amortization of fixed assets	3,530	7,325	10,855	4,163	5,781	9,944
Amortization of intangible assets	36	8,841	8,877	37	6,983	7,020

Operating income	64,566	59,252	123,818	61,998	45,077	107,075

Unallocated expenses:
Investment (loss)/income			(10)			92
Realized gain on securities, net			125			29
Interest expense			(14,885)			(8,445)

Income before income taxes			$109,048			$98,751

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$3,394	$12,219	$15,613	$1,500	$6,452	$7,952

	For the Six Months Ended			For the Six Months Ended
	June 30, 2011			June 30, 2010
	Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$281,073	$359,076	$640,149	$268,867	$288,964	$557,831
Expenses:
Cost of revenues (exclusive of items shown separately below)	96,310	159,431	255,741	98,550	131,443	229,993
Selling, general and administrative	42,472	62,693	105,165	38,623	41,529	80,152
Acquisition related liabilities adjustment	—	(3,364)	(3,364)	—	—	—

Segment EBITDA	142,291	140,316	282,607	131,694	115,992	247,686
Depreciation and amortization of fixed assets	7,848	14,312	22,160	8,486	11,387	19,873
Amortization of intangible assets	72	17,260	17,332	73	14,251	14,324

Operating income	134,371	108,744	243,115	123,135	90,354	213,489

Unallocated expenses:
Investment income			—			124
Realized gain on securities, net			487			61
Interest expense			(24,500)			(16,911)

Income before income taxes			$219,102			$196,763

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$6,789	$27,564	$34,353	$3,389	$13,451	$16,840

Operating segment revenue by type of service is provided below:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Risk Assessment:
Industry-standard insurance programs	$92,389	$87,427	$185,246	$175,471
Property-specific rating and underwriting information	35,017	34,267	69,514	68,226
Statistical agency and data services	7,633	7,190	15,375	14,369
Actuarial services	5,491	5,405	10,938	10,801

Total Risk Assessment	140,530	134,289	281,073	268,867

Decision Analytics:
Fraud identification and detection solutions	93,068	79,195	179,654	157,990
Loss prediction solutions	55,405	39,779	108,346	76,707
Loss quantification solutions	38,277	28,414	71,076	54,267

Total Decision Analytics	186,750	147,388	359,076	288,964

Total revenues	$327,280	$281,677	$640,149	$557,831

13. Related Parties:
The Company considers its Verisk Class A and Class B stockholders that own more than 5% of the outstanding stock within the respective class to be related parties as defined within ASC 850, Related Party Disclosures. At June 30, 2011, the related parties were five Class B stockholders each owning more than 5% of the outstanding Class B shares compared to six Class B stockholders at June 30, 2010 of which four remained unchanged. At June 30, 2011 and 2010, there were three and five Class A stockholders owning more than 5% of the outstanding Class A shares, respectively. The Company had accounts receivable, net of $727 and $515 and fees received in advance of $1,626 and $1,231 from related parties as of June 30, 2011 and December 31, 2010, respectively. In addition, the Company had revenues from related parties for the three months ended June 30, 2011 and 2010 of $4,787 and $15,280, and revenues of $9,183 and $30,413 for the six months ended June 30, 2011 and 2010, respectively. Although the customers that make up the Company’s related parties have changed from the prior periods, the Company continues to generate revenues from these customers.
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
Schafer v. State Farm Fire & Cas. Co., et al. was a putative class action pending against the Company and State Farm Fire & Casualty Company filed in March 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. The court dismissed the antitrust claim as to both defendants and dismissed all claims against the Company other than fraud. Judge Duval denied plaintiffs’ motion to certify a class with respect to the fraud and breach of contract claims on August 3, 2009. After the single action was reassigned to Judge Africk plaintiffs agreed to settle the matter with the Company and State Farm and a Settlement Agreement and Release was executed by all parties in June 2010. The settlement agreement was not considered material to the Company.
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
iiX Litigation
In April 2010, the Company’s subsidiary, Insurance Information Exchange or iiX, as well as other information providers in the State of Missouri were served with a summons and class action complaint filed in the United States District Court for the Western District of Missouri alleging violations of the Driver Privacy Protection Act, or the DPPA, entitled Janice Cook, et al. v. ACS State & Local Solutions, et al. Plaintiffs brought the action on their own behalf and on behalf of all similarly situated individuals whose personal information is contained in any motor vehicle record maintained by the State of Missouri and who have not provided express consent to the State of Missouri for the distribution of their personal information for purposes not enumerated by the DPPA and whose personal information has been knowingly obtained and used by the defendants. The class complaint alleges that the defendants knowingly obtained personal information for a purpose not authorized by the DPPA and seeks liquidated damages in the amount of two thousand five hundred dollars for each instance of a violation of the DPPA, punitive damages and the destruction of any illegally obtained personal information. The court granted iiX’s motion to dismiss the complaint based on a failure to state a claim on November 19, 2010. Plaintiffs filed a notice of appeal on December 17, 2010. At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to this matter.

Interthinx Litigation
In September 2009, the Company’s subsidiary, Interthinx, Inc., was served with a putative class action entitled Renata Gluzman v. Interthinx, Inc. The plaintiff, a former Interthinx employee, filed the class action on August 13, 2009 in the Superior Court of the State of California, County of Los Angeles on behalf of all Interthinx information technology employees for unpaid overtime and missed meals and rest breaks, as well as various related claims claiming that the information technology employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. The pleadings included, among other things, a violation of Business and Professions Code 17200 for unfair business practices, which allowed plaintiffs to include as class members all information technology employees employed at Interthinx for four years prior to the date of filing the complaint. The complaint sought compensatory damages, penalties that are associated with the various statutes, restitution, interest costs, and attorney fees. On June 2, 2010, plaintiffs agreed to settle their claims with Interthinx and the court granted final approval to the settlement on February 23, 2011. The settlement agreement was not considered material to the Company.
15. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
In April 2011, Verisk Analytics, Inc. (the “Parent Company”) registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent wholly-owned subsidiaries and issued certain other debt securities with full and unconditional and joint and several guarantees by certain of its subsidiaries. Accordingly, presented below is condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis, and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, all as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
As of June 30, 2011

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,082	$18,404	$28,484	$—	$51,970
Available-for-sale securities	—	5,351	—	—	5,351
Accounts receivable, net of allowance for doubtful accounts of $3,829 (including amounts from related parties of $727)	—	121,319	24,313	—	145,632
Prepaid expenses	—	23,705	2,310	—	26,015
Deferred income taxes, net	—	2,745	936	—	3,681
Federal and foreign income taxes receivable	2,612	21,898	100	—	24,610
State and local income taxes receivable	218	7,959	886	—	9,063
Intercompany receivables	140,194	289,405	94,429	(524,028)	—
Other current assets	—	14,333	14,822	—	29,155

Total current assets	148,106	505,119	166,280	(524,028)	295,477

Noncurrent assets:
Fixed assets, net	—	90,985	16,660	—	107,645
Intangible assets, net	—	89,190	152,140	—	241,330
Goodwill	—	484,088	228,473	—	712,561
Deferred income taxes, net	—	62,202	—	(41,225)	20,977
State income taxes receivable	—	1,773	—	—	1,773
Intercompany note receivable	—	166,387	—	(166,387)	—
Investment in subsidiaries	465,023	105,395	—	(570,418)	—
Other assets	4,216	22,120	1,990	—	28,326

Total assets	$617,345	$1,527,259	$565,543	$(1,302,058)	$1,408,089

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,455	$79,696	$30,134	$—	$121,285
Short-term debt and current portion of long-term debt	—	170,085	578	—	170,663
Pension and postretirement benefits, current	—	4,663	—	—	4,663
Fees received in advance (including amounts from related parties of $1,626)	—	192,829	22,160	—	214,989
Intercompany payables	134,962	234,866	154,200	(524,028)	—

Total current liabilities	146,417	682,139	207,072	(524,028)	511,600

Noncurrent liabilities:
Long-term debt	448,981	405,287	231	—	854,499
Intercompany note payable	166,387	—	—	(166,387)	—
Pension and postretirement benefits	—	106,198	—	—	106,198
Deferred income taxes, net	—	—	41,225	(41,225)	—
Other liabilities	—	76,800	3,432	—	80,232

Total liabilities	761,785	1,270,424	251,960	(731,640)	1,552,529

Total stockholders’ (deficit)/equity	(144,440)	256,835	313,583	(570,418)	(144,440)

Total liabilities and stockholders’ (deficit)/equity	$617,345	$1,527,259	$565,543	$(1,302,058)	$1,408,089

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1	$31,576	$23,397	$—	$54,974
Available-for-sale securities	—	5,653	—	—	5,653
Accounts receivable, net of allowance for doubtful accounts of $4,028 (including amounts from related parties of $515)	—	98,817	27,747	—	126,564
Prepaid expenses	—	15,566	2,225	—	17,791
Deferred income taxes, net	—	2,745	936	—	3,681
Federal and foreign income taxes receivable	—	13,590	2,193	—	15,783
State and local income taxes receivable	—	7,882	1,041	—	8,923
Intercompany receivables	101,470	668,906	59,021	(829,397)	—
Other current assets	—	6,720	346	—	7,066

Total current assets	101,471	851,455	116,906	(829,397)	240,435

Noncurrent assets:
Fixed assets, net	—	78,928	14,481	—	93,409
Intangible assets, net	—	75,307	124,922	—	200,229
Goodwill	—	449,065	183,603	—	632,668
Deferred income taxes, net	—	64,421	—	(42,542)	21,879
State income taxes receivable	—	1,773	—	—	1,773
Investment in subsidiaries	326,387	20,912	—	(347,299)	—
Other assets	—	10,248	16,449	—	26,697

Total assets	$427,858	$1,552,109	$456,361	$(1,219,238)	$1,217,090

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$95,425	$16,570	$—	$111,995
Acquisition related liabilities	—	—	3,500	—	3,500
Short-term debt and current portion of long-term debt	—	437,457	260	—	437,717
Pension and postretirement benefits, current	—	4,663	—	—	4,663
Fees received in advance (including amounts from related parties of $1,231)	—	137,521	25,486	—	163,007
Intercompany payables	542,300	165,681	121,416	(829,397)	—

Total current liabilities	542,300	840,747	167,232	(829,397)	720,882

Noncurrent liabilities:
Long-term debt	—	401,788	38	—	401,826
Pension and postretirement benefits	—	118,611	—	—	118,611
Deferred income taxes, net	—	—	42,542	(42,542)	—
Other liabilities	—	71,663	18,550	—	90,213

Total liabilities	542,300	1,432,809	228,362	(871,939)	1,331,532

Total stockholders’ (deficit)/equity	(114,442)	119,300	227,999	(347,299)	(114,442)

Total liabilities and stockholders’ (deficit)/equity	$427,858	$1,552,109	$456,361	$(1,219,238)	$1,217,090

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Month Period Ended June 30, 2011

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Revenues	$—	$289,353	$43,842	$(5,915)	$327,280

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	114,120	19,906	(2,841)	131,185
Selling, general and administrative	—	45,936	13,047	(3,074)	55,909
Depreciation and amortization of fixed assets	—	8,739	2,116	—	10,855
Amortization of intangible assets	—	4,797	4,080	—	8,877
Acquisition related liabilities adjustment	—	(2,800)	(564)	—	(3,364)

Total expenses	—	170,792	38,585	(5,915)	203,462

Operating income	—	118,561	5,257	—	123,818

Other income/(expense):
Investment income/(loss)	—	1,457	(38)	(1,429)	(10)
Realized gain on securities, net	—	125	—	—	125
Interest expense	(7,681)	(8,562)	(71)	1,429	(14,885)

Total other expense, net	(7,681)	(6,980)	(109)	—	(14,770)

Income/(loss) before equity in net income of subsidiary and income taxes	(7,681)	111,581	5,148	—	109,048
Equity in net income of subsidiary	70,428	2,702	—	(73,130)	—
Provision for income taxes	2,830	(44,525)	(1,776)	—	(43,471)

Net income	$65,577	$69,758	$3,372	$(73,130)	$65,577

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Six Month Period Ended June 30, 2011

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Revenues	$—	$568,933	$78,964	$(7,748)	$640,149

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	222,903	36,659	(3,821)	255,741
Selling, general and administrative	—	82,414	26,678	(3,927)	105,165
Depreciation and amortization of fixed assets	—	18,181	3,979	—	22,160
Amortization of intangible assets	—	10,117	7,215	—	17,332
Acquisition related liabilities adjustment	—	(2,800)	(564)	—	(3,364)

Total expenses	—	330,815	73,967	(7,748)	397,034

Operating income	—	238,118	4,997	—	243,115

Other income/(expense):
Investment income/(loss)	—	1,471	(42)	(1,429)	—
Realized gain on securities, net	—	487	—	—	487
Interest expense	(7,681)	(18,157)	(91)	1,429	(24,500)

Total other expense, net	(7,681)	(16,199)	(133)	—	(24,013)

Income/(loss) before equity in net income of subsidiary and income taxes	(7,681)	221,919	4,864	—	219,102
Equity in net income of subsidiary	136,304	1,614	—	(137,918)	—
Provision for income taxes	2,830	(88,078)	(2,401)	—	(87,649)

Net income	$131,453	$135,455	$2,463	$(137,918)	$131,453

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Month Period Ended June 30, 2010

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Revenues	$—	$268,209	$15,692	(2,224)	$281,677

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	107,254	8,951	(1,205)	115,000
Selling, general and administrative	—	37,182	6,203	(747)	42,638
Depreciation and amortization of fixed assets	—	8,805	1,432	(293)	9,944
Amortization of intangible assets	—	6,382	638	—	7,020

Total expenses	—	159,623	17,224	(2,245)	174,602

Operating income/(loss)	—	108,586	(1,532)	21	107,075

Other income/(expense):
Investment income	—	71	61	(40)	92
Realized gain on securities, net	—	29	—	—	29
Interest expense	—	(8,427)	(37)	19	(8,445)

Total other expense, net	—	(8,327)	24	(21)	(8,324)

Income/(loss) before equity in net income/(loss) of subsidiary and income taxes	—	100,259	(1,508)	—	98,751
Equity in net income/(loss) of subsidiary	58,404	(1,065)	—	(57,339)	—
Provision for income taxes	—	(40,790)	443	—	(40,347)

Net income/(loss)	$58,404	$58,404	$(1,065)	(57,339)	$58,404

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Six Month Period Ended June 30, 2010

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Revenues	$—	$531,899	$29,155	$(3,223)	$557,831

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	213,330	18,316	(1,653)	229,993
Selling, general and administrative	—	71,138	9,849	(835)	80,152
Depreciation and amortization of fixed assets	—	17,794	2,814	(735)	19,873
Amortization of intangible assets	—	12,999	1,325	—	14,324

Total expenses	—	315,261	32,304	(3,223)	344,342

Operating income/(loss)	—	216,638	(3,149)	—	213,489

Other income/(expense):
Investment income	—	91	73	(40)	124
Realized gain on securities, net	—	61	—	—	61
Interest expense	—	(16,885)	(66)	40	(16,911)

Total other expense, net	—	(16,733)	7	—	(16,726)

Income/(loss) before equity in net income/(loss) of subsidiary and income taxes	—	199,905	(3,142)	—	196,763
Equity in net income/(loss) of subsidiary	113,779	(2,263)	—	(111,516)	—
Provision for income taxes	—	(83,863)	879	—	(82,984)

Net income/(loss)	$113,779	$113,779	$(2,263)	$(111,516)	$113,779

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For The Six Months Ended June 30, 2011

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Net cash provided by operating activities	$—	$173,935	$13,152	$—	$187,087
Cash flows from investing activities:
Acquisitions, net of cash acquired of $590	—	(121,721)	—	—	(121,721)
Earnout payments	—	—	(3,500)	—	(3,500)
Escrow funding associated with acquisitions	—	(19,560)	—	—	(19,560)
Advances provided to other subsidiaries	—	—	(31,996)	31,996	—
Repayments received from other subsidiaries	—	152,769	—	(152,769)	—
Proceeds from repayment of intercompany note receivable	—	440,950	—	(440,950)	—
Purchases of available-for-sale securities	—	(1,338)	—	—	(1,338)
Proceeds from sales and maturities of available-for-sale securities	—	1,704	—	—	1,704
Purchases of fixed assets	—	(23,189)	(4,982)	—	(28,171)

Net cash provided by/(used in) investing activities	—	429,615	(40,478)	(561,723)	(172,586)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	448,956	—	—	—	448,956
Repayment of short-term debt refinanced on a long-term basis	—	(295,000)	—	—	(295,000)
Proceeds/(repayments) of short-term debt, net	—	73,114	(195)	—	72,919
Repurchase of Verisk Class A common stock	—	(214,021)	—	—	(214,021)
Repayment of current portion of long-term debt	—	(50,000)	—	—	(50,000)
Repayments of advances to other subsidiaries	—	(152,769)	—	152,769	—
Repayment of intercompany note payable	(440,950)	—	—	440,950	—
Advances received from other subsidiaries	—	—	31,996	(31,996)	—
Payment of debt issuance cost	(2,925)	(1,509)	—	—	(4,434)
Excess tax benefits from exercised stock options	—	5,470	—	—	5,470
Proceeds from stock options exercised	—	18,032	—	—	18,032

Net cash provided by/(used in) financing activities	5,081	(616,683)	31,801	561,723	(18,078)

Effect of exchange rate changes	—	(39)	612	—	573

Increase/(decrease) in cash and cash equivalents	5,081	(13,172)	5,087	—	(3,004)

Cash and cash equivalents, beginning of period	1	31,576	23,397	—	54,974

Cash and cash equivalents, end of period	$5,082	$18,404	$28,484	—	$51,970

Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$214,021	$214,021	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$18,032	$18,032	$—	$—	$—

Issuance of intercompany note payable/(receivable) from amounts previously recorded as intercompany payables/(receivables)	$615,000	$(615,000)	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) For The Six Months Ended June 30, 2010

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Net cash provided by/(used in) operating activities	$—	$180,463	$(7,429)	$—	$173,034

Cash flows from investing activities:
Acquisitions, net of cash acquired of $1,556	—	(6,386)	—	—	(6,386)
Proceeds from release of acquisition related escrows	—	274	9	—	283
Escrow funding associated with acquisitions	—	(1,500)	—	—	(1,500)
Advances provided to other subsidiaries	—	(14,905)	(291)	15,196	—
Purchases of available-for-sale securities	—	(262)	—	—	(262)
Proceeds from sales and maturities of available-for-sale securities	—	511	—	—	511
Purchases of fixed assets	—	(13,037)	(2,533)	—	(15,570)

Net cash used in investing activities	—	(35,305)	(2,815)	15,196	(22,924)

Cash flows from financing activities:
Repayments of short-term debt, net	—	(64,049)	(20)	—	(64,069)
Repurchase of Verisk Class A common stock	—	(62,266)	—	—	(62,266)
Net share settlement of taxes upon exercise of stock options	—	(15,051)	—	—	(15,051)
Advance received from other subsidiaries	—	5,806	9,390	(15,196)	—
Excess tax benefits from exercised stock options	—	10,036	—	—	10,036
Proceeds from stock options exercised	—	16,733	—	—	16,733

Net cash (used in)/provided by financing activities	—	(108,791)	9,370	(15,196)	(114,617)

Effect of exchange rate changes	—	50	(243)	—	(193)

Increase/(decrease) in cash and cash equivalents	—	36,417	(1,117)	—	35,300

Cash and cash equivalents, beginning of period	1	51,005	20,521	—	71,527

Cash and cash equivalents, end of period	$1	$87,422	$19,404	—	$106,827

Supplemental disclosure:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$62,266	$62,266	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$16,733	$16,733	$—	$—	$—

**************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 44% and 48% of our revenues for the six months ended June 30, 2011 and 2010, respectively. Our Decision Analytics segment provides solutions our customers use to analyze the processes of the Verisk Risk Analysis Framework: Loss Prediction, Fraud Identification and Detection, and Loss Quantification. Our Decision Analytics segment revenues represented approximately 56% and 52% of our revenues for the six months ended June 30, 2011 and 2010, respectively.
Executive Summary
Key Performance Metrics
We believe our business’s ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year-over- year revenue growth and EBITDA margin as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures within the meaning of Regulation G under the Securities Exchange Act of 1934 (See footnote 1 within the Condensed Consolidated Results of Operations section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).
Revenue growth. We use year-over -year revenue growth as a key performance metric. We assess revenue growth based on our ability to generate increased revenue through increased sales to existing customers, sales to new customers, sales of new or expanded solutions to existing and new customers and strategic acquisitions of new businesses.
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

Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application or file, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For each of the six-month periods ended June 30, 2011 and 2010, 31% of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Approximately 84% of the revenues in our Risk Assessment segment for each of the six-month periods ended June 30, 2011 and 2010 were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 57% and 55% of the revenues in our Decision Analytics segment, for the six months ended June 30, 2011 and 2010, respectively, were derived from subscriptions and long-term agreements for our solutions.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs (described under “Equity Compensation Costs” below), sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 66% and 65% of our total expenses for the six months ended June 30, 2011 and 2010, respectively. Our annual salary increases are effective on April 1st of each year. As a result, our personnel expenses increase beginning in the second quarter of each year.
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
While we expect to grow our headcount over time to take advantage of our market opportunities, we believe that the economies of scale in our operating model will allow us to grow our personnel expenses at a lower rate than revenues. Historically, our EBITDA margin, excluding the impact of new acquisitions, has improved because we have been able to increase revenues without a proportionate corresponding increase in expenses.
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
Description of Acquisitions
Since January 1, 2010, we acquired five businesses. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods. See Note 6 to our condensed consolidated financial statements included in the quarterly report on Form 10-Q.
2011 Acquisitions
On June 17, 2011, we acquired the net assets of Health Risk Partners, LLC, or HRP, a provider of solutions to optimize revenue, ensure compliance and improve quality of care for Medicare Advantage and Medicaid health plans. Within our Decision Analytics segment, this acquisition will further advance our position as a major provider of data, analytics, and decision-support solutions to the healthcare industry.
On April 27, 2011, we acquired 100% of the common stock of Bloodhound Technologies, Inc, or Bloodhound, a provider of real-time pre-adjudication medical claims editing. Within our Decision Analytics segment, Bloodhound addresses the need of healthcare payers to control fraud and waste in a real-time claims-processing environment, and these capabilities align with our existing fraud identification tools.

2010 Acquisitions
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
On December 14, 2010, we acquired 100% of the common stock of Crowe Paradis Services Corporation, or CP, a leading provider of claims analysis and compliance solutions for the P&C insurance industry. Within our Decision Analytics segment, CP offers solutions for complying with the Medicare Secondary Payer (MSP) Act, provides services to many of the largest worker’s compensation insurers, third-party administrators (TPAs), and self-insured companies, which enhances solutions we currently offer.
On February 26, 2010, we acquired 100% of the common stock of Strategic Analytics, Inc., or SA, a privately-owned provider of credit risk and capital management solutions to consumer and mortgage lenders. Within our Decision Analytics segment, SA’s solutions and application set will allow our customers to take advantage of state-of-the-art loss forecasting, stress testing, and economic capital requirement tools to better understand and forecast the risk associated within their credit portfolios.
Equity Compensation Costs
We have a leveraged employee stock ownership plan, or ESOP, funded with intercompany debt that includes 401(k), ESOP and profit sharing components to provide employees with equity participation. We make quarterly cash contributions to the plan equal to the debt service requirements or as needed to fund employee benefits. As the debt is repaid, a percentage of the ESOP loan collateral is released to the ESOP to fund 401(k) matching and profit sharing contributions and the remainder, if any, is allocated annually to active employees in proportion to their eligible compensation in relation to total participants’ eligible compensation. We had no ESOP allocation expense for the six month periods ended June 30, 2011 and 2010. We accrue compensation expense over the reporting period equal to the fair value of the ESOP loan collateral to be released to the ESOP.
The amount of our ESOP costs recognized for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
ESOP costs by contribution type:
401(k) matching contribution expense	$2,771	$2,495	$5,426	$4,848
Profit sharing contribution expense	526	384	982	881

Total ESOP costs	$3,297	$2,879	$6,408	$5,729

ESOP costs by segment:
Risk Assessment ESOP costs	$1,840	$1,688	$3,588	$3,415
Decision Analytics ESOP costs	1,457	1,191	2,820	2,314

Total ESOP costs	$3,297	$2,879	$6,408	$5,729

In addition, the portion of the ESOP allocation expense related to the appreciation of the value of the shares in the ESOP, above the value of those shares when the ESOP was first established, is not tax-deductible.
Under the terms of our approved compensation plans, stock options and other equity awards may be granted to employees. Prior to our IPO, we granted to key employees nonqualified stock options covered under the Insurance Services Office, Inc. 1996 Incentive Plan, or the Option Plan. Subsequent to the IPO, equity awards, including nonqualified stock options and restricted stock, granted to key employees are covered under the Verisk Analytics, Inc. 2009 Equity Incentive Plan, or the Incentive Plan. All of our outstanding stock options and restricted stock are covered under the Incentive Plan or the Option Plan. See Note 10 in our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2011	2010	Change	2011	2010	Change
	(In thousands, except for share and per share data)
Statement of income data:
Revenues :
Risk Assessment revenues	$140,530	$134,289	4.6%	$281,073	$268,867	4.5%
Decision Analytics revenues	186,750	147,388	26.7%	359,076	288,964	24.3%

Revenues	327,280	281,677	16.2%	640,149	557,831	14.8%

Expenses:
Cost of revenues (exclusive of items shown separately below)	131,185	115,000	14.1%	255,741	229,993	11.2%
Selling, general and administrative	55,909	42,638	31.1%	105,165	80,152	31.2%
Depreciation and amortization of fixed assets	10,855	9,944	9.2%	22,160	19,873	11.5%
Amortization of intangible assets	8,877	7,020	26.5%	17,332	14,324	21.0%
Acquisition related liabilities adjustment	(3,364)	—	N/A	(3,364)	—	N/A

Total expenses	203,462	174,602	16.5%	397,034	344,342	15.3%

Operating income	123,818	107,075	15.6%	243,115	213,489	13.9%

Other income/(expense):
Investment (loss)/income	(10)	92	(110.9)%	—	124	(100.0)%
Realized gain on securities, net	125	29	331.0%	487	61	698.4%
Interest expense	(14,885)	(8,445)	76.3%	(24,500)	(16,911)	44.9%

Total other expense, net	(14,770)	(8,324)	77.4%	(24,013)	(16,726)	43.6%

Income before income taxes	109,048	98,751	10.4%	219,102	196,763	11.4%
Provision for income taxes	(43,471)	(40,347)	7.7%	(87,649)	(82,984)	5.6%

Net income	$65,577	$58,404	12.3%	$131,453	$113,779	15.5%

Basic net income per share	$0.39	$0.32	21.9%	$0.78	$0.63	23.8%

Diluted net income per share	$0.38	$0.31	22.6%	$0.75	$0.60	25.0%

Weighted average shares outstanding:
Basic	166,960,806	180,492,106	(7.5)%	167,995,517	180,272,828	(6.8)%

Diluted	174,634,046	189,541,893	(7.9)%	175,799,120	189,498,324	(7.2)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:

Other data:
EBITDA (1):
Risk Assessment EBITDA	$68,132	$66,198	2.9%	$142,291	$131,694	8.0%
Decision Analytics EBITDA	75,418	57,841	30.4%	140,316	115,992	21.0%

EBITDA	$143,550	$124,039	15.7%	$282,607	$247,686	14.1%

The following is a reconciliation of net income to EBITDA:
Net income	$65,577	$58,404	12.3%	$131,453	$113,779	15.5%
Depreciation and amortization	19,732	16,964	16.3%	39,492	34,197	15.5%
Investment income and realized gain on securities, net	(115)	(121)	(5.0)%	(487)	(185)	163.2%
Interest expense	14,885	8,445	76.3%	24,500	16,911	44.9%
Provision for income taxes	43,471	40,347	7.7%	87,649	82,984	5.6%

EBITDA	$143,550	$124,039	15.7%	$282,607	$247,686	14.1%

(1)
EBITDA is the financial measure which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before investment (loss)/income and realized gain on securities, net, interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. Beginning 2011, our EBITDA includes acquisition related liabilities adjustment for all periods presented. In addition, this Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 12 of our condensed consolidated financial statements included in this Form 10-Q filing.

Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations or cash flows from operating activities reported under GAAP. Management uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of company performance. Some of these limitations are:
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
Consolidated Results of Operations
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Revenues
Revenues were $640.1 million for the six months ended June 30, 2011 compared to $557.8 million for the six months ended June 30, 2010, an increase of $82.3 million or 14.8%. In 2011 and 2010, we acquired HRP, Bloodhound, 3E, CP and SA, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. Recent acquisitions, all within the Decision Analytics segment, provided an increase of $39.5 million in revenues for the six months ended June 30, 2011. Excluding recent acquisitions, revenues increased $42.8 million, which included an increase in our Risk Assessment segment of $12.1 million and an increase in our Decision Analytics segment of $30.7 million.
Cost of Revenues
Cost of revenues was $255.7 million for the six months ended June 30, 2011 compared to $230.0 million for the six months ended June 30, 2010, an increase of $25.7 million or 11.2%. The increase was primarily due to costs related to recent acquisitions of $15.2 million, and an increase in salaries and employee benefits costs of $9.8 million, which include annual salary increases, and medical costs, pension costs, and equity compensation. The net increase in salaries and employee benefits includes an offsetting reduction in pension cost of $1.4 million. Other increases include leased software expenses of $1.3 million and other operating costs of $1.9 million. These increases were offset by a decrease in data costs of $1.6 million primarily within our Decision Analytics segment, and a decrease in rent and maintenance fees of $0.9 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $105.2 million for the six months ended June 30, 2011 compared to $80.1 million for the six months ended June 30, 2010, an increase of $25.1 million or 31.2%. The increase was primarily due to costs attributable to recent acquisitions of $17.5 million and an increase in salaries and employee benefits costs of $6.0 million, which include annual salary increases, medical costs, and equity compensation. Our equity compensation expense, included within salaries, increased by $2.1 million over the prior year period primarily due to the accelerated expense recognition, which is required when awards granted to employees are no longer contingent on the employee providing additional service based on our retirement qualifications. Other increases were costs attributable to legal and accounting costs of $0.8 million and other general expenses of $0.8 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $22.2 million for the six months ended June 30, 2011 compared to $19.9 million for the six months ended June 30, 2010, an increase of $2.3 million or 11.5%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.

Amortization of Intangible Assets
Amortization of intangible assets was $17.3 million for the six months ended June 30, 2011 compared to $14.3 million for the six months ended June 30, 2010, an increase of $3.0 million or 21.0%. The increase was primarily related to amortization of intangible assets associated with recent acquisitions of $5.5 million. This increase was offset by a decrease of $2.5 million of amortization of intangible assets associated with prior acquisitions that have been fully amortized.
Acquisition Related Liabilities Adjustment
Acquisition related liabilities adjustment was a benefit of $3.4 million for the six months ended June 30, 2011 and there was no adjustment in the six months ended June 30, 2010. This benefit was a result of a reduction of $3.4 million to contingent consideration due to the reduced probability of the D2Hawkeye, and SA acquisitions achieving the EBITDA and revenue earn-out targets for exceptional performance in fiscal year 2011 established at the time of acquisition.
Investment Income and Realized Gain on Securities, Net
Investment income and realized gain on securities, net was a gain of $0.5 million for the six months ended June 30, 2011 compared to a gain of $0.2 million for the six months ended June 30, 2010, an increase of $0.3 million.
Interest Expense
Interest expense was $24.5 million for the six months ended June 30, 2011 compared to $16.9 million for the six months ended June 30, 2010, an increase of $7.6 million or 44.9%. This increase is primarily due to an increase in our average debt outstanding and an increase in the weighted average interest rate on our outstanding borrowings during the six months ended June 30, 2011.
Provision for Income Taxes
The provision for income taxes was $87.6 million for the six months ended June 30, 2011 compared to $83.0 million for the six months ended June 30, 2010, an increase of $4.6 million or 5.6%. The effective tax rate was 40.0% for the six months ended June 30, 2011 compared to 42.2% for the six months ended June 30, 2010. The effective rate for the six months ended June 30, 2011 was lower primarily due to a change in deferred tax assets of $2.4 million resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in the period ended March 31, 2010. Excluding this charge, the effective rate for the prior period would have been 41.0%. The June 30, 2011 effective tax rate is also lower than the June 30, 2010 effective tax rate due to favorable audit settlements, the continued execution of tax planning strategies and the benefits associated with enacted research and development legislation.
EBITDA Margin
The EBITDA margin for our consolidated results was 44.1% for the six months ended June 30, 2011 compared to 44.4% for the six months ended June 30, 2010. For the six months ended June 30, 2011, the acquisition related liabilities adjustment positively impacted our EBITDA margin by 0.5% and was partially offset by the recent acquisitions, which mitigated our margin expansion by 1.9%
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Revenues
Revenues were $327.3 million for the three months ended June 30, 2011 compared to $281.7 million for the three months ended June 30, 2010, an increase of $45.6 million or 16.2%. Recent acquisitions accounted for an increase of $20.9 million in revenues for the three months ended June 30, 2011. Excluding recent acquisitions, revenues increased $24.7 million, which included an increase in our Risk Assessment segment of $6.2 million and an increase in our Decision Analytics segment of $18.5 million.
Cost of Revenues
Cost of revenues was $131.2 million for the three months ended June 30, 2011 compared to $115.0 million for the three months ended June 30, 2010, an increase of $16.2 million or 14.1%. The increase was primarily due to costs related to recent acquisitions of $8.5 million, and a net increase in salaries and employee benefits costs of $6.1 million, which include annual salary increases, and medical costs. Included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $0.6 million. Other increases include leased software costs of $0.8 million and other operating expenses of $1.5 million. These increases were partially offset by a decrease in rent and maintenance fees of $0.7 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $55.9 million for the three months ended June 30, 2011 compared to $42.6 million for the three months ended June 30, 2010, an increase of $13.3 million or 31.1%. The increase was primarily due to costs attributable to recent acquisitions of $8.8 million, an increase in salaries and employee benefits costs of $3.8 million, which include annual salary increases, medical costs, commissions, and equity compensation expense, and an increase in other general expenses of $0.7 million. Our equity compensation included within salaries, increased by $2.1 million over the prior year period primarily due to the accelerated expense recognition, which is required when awards granted to employees are no longer contingent on the employee providing additional service based on our retirement qualifications.
Provision for Income Taxes
The provision for income taxes was $43.5 million for the three months ended June 30, 2011 compared to $40.3 million for the three months ended June 30, 2010, an increase of $3.2 million or 7.7%. The effective tax rate was 39.9% for the three months ended June 30, 2011 compared to 40.9% for the three months ended June 30, 2010. The effective tax rate for the three months ended June 30, 2011 was lower than the effective tax rate for the three months ended June 30, 2010 due to favorable audit settlements, the continued execution of tax planning strategies and the benefits associated with enacted research and development legislation.
EBITDA Margin
The EBITDA margin for our consolidated results was 43.9% for the three months ended June 30, 2011 compared to 44.0% for the three months ended June 30, 2010. For the three months ended June, 30, 2011, the acquisition related liabilities adjustment positively impacted our EBITDA margin by 1.0% and was partially offset by the recent acquisitions which mitigated our margin expansion by 1.8%.
Results of Operations by Segment
Risk Assessment Results of Operations
Revenues
Revenues were $281.0 million for the six months ended June 30, 2011 as compared to $268.9 million for the six months ended June 30, 2010, an increase of $12.1 million or 4.5%. Revenues were $140.5 million for the three months ended June 30, 2011 as compared to $134.3 million for the three months ended June 30, 2010, an increase of $6.2 million or 4.6%. The overall increase for both periods within this segment primarily resulted from annual price increases derived from continued enhancements to the content of our solutions and increased penetration with our existing customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2011	2010	Change	2011	2010	Change
	(In thousands)			(In thousands)
Industry-standard insurance programs	$92,389	$87,427	5.7%	$185,246	$175,471	5.6%
Property-specific rating and underwriting information	35,017	34,267	2.2%	69,514	68,226	1.9%
Statistical agency and data services	7,633	7,190	6.2%	15,375	14,369	7.0%
Actuarial services	5,491	5,405	1.6%	10,938	10,801	1.3%

Total Risk Assessment	$140,530	$134,289	4.6%	$281,073	$268,867	4.5%

Cost of Revenues
Cost of revenues for our Risk Assessment segment was $96.3 million for the six months ended June 30, 2011 compared to $98.6 million for the six months ended June 30, 2010, a decrease of $2.3 million or 2.3%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $1.5 million, primarily related to lower pension cost of $1.2 million. Salaries and employee benefit costs also decreased due to a reallocation of information technology resources to our Decision Analytics segment. Other decreases consisted of other rent and maintenance of $1.2 million, which was partially offset by an increase in data and consultant costs of $0.4 million.

Cost of revenues for our Risk Assessment segment was $49.1 million for the three months ended June 30, 2011 compared to $48.7 million for the three months ended June 30, 2010, an increase of $0.4 million or 0.8%. The increase was primarily due to an increase in other general expenses of $1.1 million, and a net increase in salaries and employee benefits costs of $0.1 million. Included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $0.6 million. These increases were partially offset by a decrease in rent and maintenance costs of $0.8 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $42.5 million for the six months ended June 30, 2011 compared to $38.6 million for the six months ended June 30, 2010, an increase of $3.9 million or 10.0%. The increase was primarily due to a $2.1 million increase in accelerated expense recognition for our 2011 equity awards, grant and an increase in salaries and employee benefit costs of $0.5 million, which include annual salary increases, medical costs, and commissions. Other increases included legal and accounting costs of $0.8 million and other general expenses of $0.5 million.
Selling, general and administrative expenses for our Risk Assessment segment were $23.3 million for the three months ended June 30, 2011 compared to $19.4 million for the three months ended June 30, 2010, an increase of $3.9 million or 20.1%. The increase was primarily due to an increase in equity compensation of $2.1 million, other general expenses of $1.0 million, and an increase in salaries and employee benefit costs of $0.8 million, which include annual salary increases, medical costs, and commissions.
EBITDA Margin
EBITDA margin for our Risk Assessment segment was 50.6% for the six months ended June 30, 2011 compared to 49.0% for the six months ended June 30, 2010. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies and a reallocation of information technology and corporate resources to our Decision Analytics segment.
Decision Analytics Results of Operations
Revenues
Revenues for our Decision Analytics segment were $359.1 million for the six months ended June 30, 2011 compared to $288.9 million for the six months ended June 30, 2010, an increase of $70.2 million or 24.3%. Recent acquisitions accounted for an increase of $39.5 million in revenues for the six months ended June 30, 2011. Excluding the impact of recent acquisitions, revenue increased $30.7 million for the six months ended June 30, 2011. Our loss quantification solution revenues increased $16.8 million, or 31.0%, as a result of new customer contracts and claims volume increases associated with severe weather conditions and other damages experienced in the United States. Our loss prediction solutions revenue, excluding recent acquisitions, increased $7.8 million, or 10.1%, primarily from increased penetration of our existing customers and new projects. Our fraud identification and detection solutions revenue, excluding recent acquisitions, increased $6.1 million, or 3.8%, due to an increase in revenues of insurance and healthcare fraud services.
Revenues for our Decision Analytics segment were $186.8 million for the three months ended June 30, 2011 compared to $147.4 million for the three months ended June 30, 2010, an increase of $39.4 million or 26.7%. Recent acquisitions accounted for an increase of $20.9 million in revenues for the three months ended June 30, 2011. Excluding the impact of recent acquisitions, revenue increased $18.5 million for the three months ended June 30, 2011. Increased revenue in our loss quantification solution revenues of $9.8 million, or 34.7%, is primarily a result of new customer contracts and claims volume increases associated with severe weather conditions and other damages experienced in the United States. Our fraud identification and detection solutions revenue increased $5.6 million, or 7.0%, primarily due to an increase in revenues of insurance and healthcare fraud services and an increase in revenue within mortgage solutions. Our loss prediction solutions’ revenue increase of $3.1 million, or 7.7%, was primarily from increased penetration of our existing customers and new projects.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2011	2010	Change	2011	2010	Change
	(In thousands)			(In thousands)
Fraud identification and detection solutions	$93,068	$79,195	17.5%	$179,654	$157,990	13.7%
Loss prediction solutions	55,405	39,779	39.3%	108,346	76,707	41.2%
Loss quantification solutions	38,277	28,414	34.7%	71,076	54,267	31.0%

Total Decision Analytics	$186,750	$147,388	26.7%	$359,076	$288,964	24.3%

Cost of Revenues
Cost of revenues for our Decision Analytics segment was $159.4 million for the six months ended June 30, 2011 compared to $131.4 million for the six months ended June 30, 2010, an increase of $28.0 million or 21.3%. The increase included $15.2 million in costs attributable to recent acquisitions. Excluding the impact of these acquisitions, the cost of revenues increased $12.8 million, primarily due to a net increase in salaries and employee benefits of $11.3 million, which include annual salary increases and increased medical costs and the reallocation of information and technology resources from Risk Assessment. Included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $0.2 million. Other increases include rent and maintenance costs of $0.3 million, leased software costs of $1.3 million and other operating expenses of $1.9 million. The increases were partially offset by a decrease in data costs of $2.0 million.
Cost of revenues for our Decision Analytics segment was $82.1 million for the three months ended June 30, 2011 compared to $66.3 million for the three months ended June 30, 2010, an increase of $15.8 million or 23.8%. The increase included $8.5 million in costs attributable to recent acquisitions. Excluding the impact of these acquisitions, the cost of revenues increased $7.3 million, primarily due to an increase in salaries and employee benefits of $6.0 million, which include annual salary increases and increased medical costs and reallocation of information and technology resources from Risk Assessment. Other increases include leased software costs of $0.8 million, rent and maintenance costs of $0.1 million and other operating expenses of $0.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $62.7 million for the six months ended June 30, 2011 compared to $41.5 million for the six months ended June 30, 2010, an increase of $21.2 million or 51.0%. The increase was due to costs attributable to recent acquisitions of $17.5 million, an increase in salaries and employee benefits costs of $3.4 million, which include annual salary increases, medical costs, commissions, and equity compensation, and an increase in other general expenses of $0.3 million.
Selling, general and administrative expenses were $32.6 million for the three months ended June 30, 2011 compared to $23.2 million for the three months ended June 30, 2010, an increase of $9.4 million or 40.4%. The increase was due to costs attributable to recent acquisitions of $8.8 million and increase in salaries and employee benefits costs of $0.9 million, which include annual salary increases, medical costs, commissions, and equity compensation. These increases were partially offset by a decrease in other general expenses of $0.3 million.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment was 39.1% for the six months ended June 30, 2011 compared to 40.1% for the six months ended June 30, 2010. For the six months ended June 30, 2011, recent acquisitions mitigated our margin expansion by 2.8%, and the reallocation of corporate resources mitigated our margin expansion. These were partially offset by the acquisition related liabilities adjustment, which positively impacted our EBITDA margin by 0.9%.
Liquidity and Capital Resources
As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents and available-for sale securities of $57.3 million and $60.6 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year, and many are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, including acquisition contingent payments and to fuel our future growth plans.

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
Our capital expenditures, which include non-cash purchases of fixed assets, as a percentage of revenues for the six months ended June 30, 2011 and 2010, were 5.4% and 3.0%, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with the accounting guidance for costs of computer software developed or obtained for internal use. The amounts capitalized in accordance with the accounting guidance for software to be sold, leased or otherwise marketed are not significant to the financial statements.
We historically used a portion of our cash for repurchases of our common stock from our stockholders. During the six months ended June 30, 2011, we repurchased $217.0 million of our Class A common stock. During the six months ended June 30, 2010, we repurchased $64.9 million of our Class A common stock and $15.1 million of shares used in the settlement of taxes upon the exercise of stock options. On July 8, 2011, subsequent to the second quarter, our board of directors authorized an additional $150.0 million of share repurchases under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
We provide pension and postretirement benefits to certain qualifying active employees and retirees. Based on the pension funding policy, we contributed $12.7 million and $9.7 million to the pension plan in the six months ended June 30, 2011 and 2010, respectively, and expect to contribute approximately $13.1 million to the pension plan in remaining periods of 2011. Under the postretirement plan, we provide certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. We contributed approximately $1.4 million and $2.1 million to the postretirement plan in the six months ended June 30, 2011 and 2010 and expect to contribute approximately $2.8 million in the remaining periods of 2011. See Note 11 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
Financing and Financing Capacity
We had total debt, excluding capital lease and other obligations, of $1,014.0 million and $835.0 million at June 30, 2011 and December 31, 2010, respectively. The debt at June 30, 2011 primarily consisted of long-term senior notes and loan facilities drawn to finance our stock repurchases and acquisitions.
On April 6, 2011, we completed an issuance of senior notes in the aggregate principal amount of $450.0 million. These senior notes are due on May 1, 2021 and accrue interest at 5.80%. We received net proceeds of $446.0 million after deducting original issue discount, underwriting discount, and commissions of $4.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our syndicated revolving credit facility or any amendment, refinancing or replacement thereof. Interest will be payable semi-annually on May 1st and November 1st of each year, beginning on November 1, 2011. Interest accrues from April 6, 2011. We used a portion of the proceeds to repay amounts outstanding under our revolving credit facility. We expect to redraw from our syndicated revolving credit facility over time as needed for our corporate strategy, including for general corporate purposes and acquisitions. The indenture governing the senior notes restricts our ability and our subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.
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

The $600.0 million syndicated revolving credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on asset sales, sale and leaseback transactions, payments between us and our subsidiaries, cross defaults, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that during any period of four fiscal quarters we maintain a consolidated funded debt leverage ratio of below 3.0 to 1.0. We were in compliance with all debt covenants under the credit facility as of June 30, 2011.
We also have long-term loan facilities under uncommitted master shelf agreements with Aviva Investors North America, or Aviva, New York Life and Prudential Capital Group, or Prudential, with availabilities at June 30, 2011 in the amounts of $20.0 million, $30.0 million and $165.0 million, respectively. We can borrow under the Aviva Master Shelf Agreement until December 10, 2011, the New York Life Master Shelf Agreement until March 16, 2013 and the Prudential Master Shelf Agreement until August 30, 2013.
The notes outstanding under these facilities mature over the next five years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.08% for the six months ended June 30, 2011. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another company. Our shelf agreements also contains financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and a leverage ratio of below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of June 30, 2011.
Cash Flow
The following table summarizes our cash flow data for the six months ended June 30, 2011 and 2010.

	For the Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$187,087	$173,034
Net cash used in investing activities	$(172,586)	$(22,924)
Net cash used in financing activities	$(18,078)	$(114,617)
Operating Activities
Net cash provided by operating activities increased to $187.1 million for the six months ended June 30, 2011 from $173.0 million for the six months ended June 30, 2010. The increase in net cash provided by operating activities was principally due to an increase in cash receipts from customers during the six months ended June 30, 2011. This increase was partially offset by an increase in operating payments primarily related to increased pension contributions during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
Investing Activities
Net cash used in investing activities was $172.6 million for the six months ended June 30, 2011 compared to $22.9 million for the six months ended June 30, 2010. The increase in net cash used in investing activities was principally due to an increase in acquisition and escrow related payments of $133.4 million, primarily related to the acquisitions of Bloodhound and HRP in the second quarter of 2011, and the purchases of fixed assets of $12.6 million during the six months ended June 30, 2011.
Financing Activities
Net cash used in financing activities was $18.1 million for the six months ended June 30, 2011 and $114.6 million for the six months ended June 30, 2010. Net cash used in financing activities for the six months ended June 30, 2011 was primarily related to repurchases of our Class A common stock of $214.0 million partially offset by an increase in total net debt of $172.4 million. Net cash used in financing activities for the six months ended June 30, 2010 was primarily related to a decrease in total debt of $64.1 million and repurchases of our Class A common stock of $62.3 million.

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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2011. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates except for the policy clarification noted below.
Regarding revenue recognition for software arrangements related to property-specific rating and underwriting information and loss prediction solutions that include post-contract customer support, or PCS, the PCS associated with these arrangements is coterminous with the duration of the license term.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at June 30, 2011 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2011.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three month period ended June 30, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 14 to our condensed consolidated financial statements for the six months ended June 30, 2011 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2011 except for the updated disclosure set forth below.
Our revenue from customers in the mortgage vertical is largely transactional and subject to changing conditions of the U.S. mortgage market.
Revenue derived from solutions we provide the U.S. mortgage and mortgage-related industries accounted for approximately 13% of our total revenue in the year ended December 31, 2010. Our forensic audit business and business with government-sponsored entities in the mortgage business accounted for approximately 65% of our total mortgage and mortgage-related revenue in 2010. Because our business relies on transaction volumes based on both new mortgage applications and forensic audit of funded loans, reductions in either the volume of mortgage loans originated or the number or quality of funded loans could reduce our revenue. Mortgage origination volumes in 2010 declined versus 2009. This decline has continued through June 30, 2011, and may continue based on changes in the mortgage market related to the U.S. mortgage crisis.
Recently there have been proposals to restructure or eliminate the roles of Fannie Mae and Freddie Mac. The restructuring or elimination of either Fannie Mae or Freddie Mac could have a negative effect on the U. S. mortgage market and on our revenue derived from the solutions we provide to the mortgage industry. If origination volumes and applications for mortgages decline, our revenue in this part of the business may decline if we are unable to increase the percentage of mortgages examined for existing customers or add new customers. Our forensic audit business has benefited from the high amount of bad loans to be examined by mortgage insurers and other parties as a result of the U.S. mortgage crisis. Certain mortgage insurers who have been operating under regulatory waivers of capital sufficiency requirements have recently announced that they may be unable to write new mortgage insurance policies as early as the second half of 2011 if their regulatory relief is not continued. Such a development could impact the volume of loans to be examined in our forensic audit business and could reduce our revenue and profitability. Additionally, a withdrawal of mortgage insurers from the mortgage loan market could potentially reduce the volume of loan originations, which could reduce the revenue in our origination-related business. Two customers represent the majority of our mortgage revenue in 2010 and if their volumes decline and we are not able to replace them with new customers, our revenue may decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities
On April 29, 2010, our board of directors authorized a $150.0 million share repurchase program, or the Repurchase Program, of our common stock. On October 19, 2010 and March 11, 2011, our board of directors authorized an additional capacity of $150.0 million and $150.0 million, respectively, for the Repurchase Program for a total of $450.0 million. Under the Repurchase Program, we may repurchase stock in the open market or as otherwise determined by us. These authorizations have no expiration dates, although they may be suspended or terminated at any time. Our shares repurchased for the quarter ended June 30, 2011 are set forth below:

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	(in thousands)
April 1, 2011 through April 30, 2011	997,951	$33.06	997,951	$131,117
May 1, 2011 through May 31, 2011	1,409,663	$34.01	1,409,663	$83,172
June 1, 2011 through June 30, 2011	1,848,016	$33.94	1,848,016	$20,441

Total	4,255,630	$33.76	4,255,630

Subsequent to the second quarter, on July 8, 2011, our board of directors authorized an additional $150.0 million of share repurchases under the Repurchase Program, thereby increasing the total authorization to $600.0 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc. (Registrant)

	by:	/s/Mark V. Anquillare
Date: August 2, 2011		Mark V. Anquillare
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