Form 10-Q
period 2011-09-30
Verisk Analytics, Inc.
filed 2011-11-01
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2011 there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	163,540,097

Verisk Analytics, Inc.
Index to Form 10-Q

Item 1.	Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 and December 31, 2010

	2011
	unaudited	2010
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,846	$54,974
Available-for-sale securities	4,828	5,653
Accounts receivable, net of allowance for doubtful accounts of $4,432 and $4,028 (including amounts from related parties of $471 and $515, respectively) (1)	152,803	126,564
Prepaid expenses	23,591	17,791
Deferred income taxes, net	3,681	3,681
Federal and foreign income taxes receivable	2,141	15,783
State and local income taxes receivable	3,606	8,923
Other current assets	28,268	7,066

Total current assets	271,764	240,435

Noncurrent assets:
Fixed assets, net	110,328	93,409
Intangible assets, net	232,533	200,229
Goodwill	712,561	632,668
Deferred income taxes, net	23,340	21,879
State income taxes receivable	1,708	1,773
Other assets	27,699	26,697

Total assets	$1,379,933	$1,217,090

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$146,358	$111,995
Acquisition related liabilities	—	3,500
Short-term debt and current portion of long-term debt	165,670	437,717
Pension and postretirement benefits, current	4,663	4,663
Fees received in advance (including amounts from related parties of $1,329 and $1,231, respectively) (1)	189,310	163,007

Total current liabilities	506,001	720,882

Noncurrent liabilities:
Long-term debt	853,580	401,826
Pension benefits	78,090	95,528
Postretirement benefits	21,329	23,083
Other liabilities	79,806	90,213

Total liabilities	1,538,806	1,331,532

Commitments and contingencies
Stockholders’ equity/(deficit):
Verisk Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 350,338,030 and 150,179,126 shares issued and 148,621,259 and 143,067,924 outstanding as of September 30, 2011 and December 31, 2010, respectively	88	39
Verisk Class B (Series 1) common stock, $.001 par value; 0 and 400,000,000 shares authorized; 0 and 198,327,962 shares issued and 0 and 12,225,480 outstanding as of September 30, 2011 and December 31, 2010, respectively	—	47
Verisk Class B (Series 2) common stock, $.001 par value; 400,000,000 shares authorized; 193,665,008 shares issued and 14,771,340 outstanding as of September 30, 2011 and December 31, 2010, respectively	49	49
Unearned KSOP contributions	(779)	(988)
Additional paid-in capital	837,473	754,708
Treasury stock, at cost, 380,610,439 and 372,107,352 shares as of September 30, 2011 and December 31, 2010, respectively	(1,438,315)	(1,106,321)
Retained earnings	496,267	293,827
Accumulated other comprehensive losses	(53,656)	(55,803)

Total stockholders’ deficit	(158,873)	(114,442)

Total liabilities and stockholders’ deficit	$1,379,933	$1,217,090

(1)	See Note 13. Related Parties for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three and Nine Month Periods Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except for share and per share data)
Revenues (including amounts from related parties of $4,699 and $14,789 for the three months ended September 30, 2011 and 2010 and $13,882 and $45,202 for the nine months ended September 30, 2011 and 2010, respectively) (1)	$340,098	$287,354	$980,247	$845,185

Expenses:
Cost of revenues (exclusive of items shown separately below)	137,619	117,005	393,360	346,998
Selling, general and administrative	51,475	40,982	156,640	121,134
Depreciation and amortization of fixed assets	10,798	10,035	32,958	29,908
Amortization of intangible assets	8,797	6,158	26,129	20,482
Acquisition related liabilities adjustment	—	(544)	(3,364)	(544)

Total expenses	208,689	173,636	605,723	517,978

Operating income	131,409	113,718	374,524	327,207

Other income/(expense):
Investment income	99	59	99	183
Realized (loss)/gain on securities, net	(86)	9	401	70
Interest expense	(14,593)	(8,484)	(39,093)	(25,395)

Total other expense, net	(14,580)	(8,416)	(38,593)	(25,142)

Income before income taxes	116,829	105,302	335,931	302,065
Provision for income taxes	(45,842)	(42,422)	(133,491)	(125,406)

Net income	$70,987	$62,880	$202,440	$176,659

Basic net income per share of Class A and Class B:	$0.43	$0.35	$1.21	$0.98

Diluted net income per share of Class A and Class B:	$0.41	$0.34	$1.16	$0.94

Weighted average shares outstanding:
Basic	164,195,325	178,687,236	166,728,786	179,744,297

Diluted	171,169,658	187,188,667	174,255,965	188,728,438

(1)	See Note 13. Related Parties for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
For The Year Ended December 31, 2010 and The Nine Months Ended September 30, 2011

									Accumulated	Total
	Common Stock Issued				Unearned	Additional			Other	Stockholders’
		Verisk	Verisk		KSOP	Paid-in	Treasury	Retained	Comprehensive	(Deficit)/
	Verisk Class A	Class B (Series 1)	Class B (Series 2)	Par Value	Contributions	Capital	Stock	Earnings	Losses	Equity
	(In thousands, except for share data)
Balance, January 1, 2010	125,815,600	205,637,925	205,637,925	$130	$(1,305)	$652,573	$(683,994)	$51,275	$(53,628)	$(34,949)
Comprehensive income:
Net income	—	—	—	—	—	—	—	242,552	—	242,552
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,175)	(2,175)

Comprehensive income										240,377
Conversion of Class B-1 common stock upon follow-on public offering (Note 1)	7,309,963	(7,309,963)	—	—	—	—	—	—	—	—
Conversion of Class B-2 common stock upon follow-on public offering (Note 1)	11,972,917	—	(11,972,917)	—	—	—	—	—	—	—
Treasury stock acquired - Class A (7,111,202 shares)	—	—	—	—	—	—	(212,512)	—	—	(212,512)
Treasury stock acquired - Class B-1 (7,583,532 shares)	—	—	—	—	—	—	(199,936)	—	—	(199,936)
Treasury stock acquired - Class B-2 (374,718 shares)	—	—	—	—	—	—	(9,879)	—	—	(9,879)
KSOP shares earned	—	—	—	—	317	11,256	—	—	—	11,573
Stock options exercised (including tax benefit of $49,015)	5,579,135	—	—	5	—	84,492	—	—	—	84,497
Net share settlement of taxes upon exercise of stock options	(503,043)	—	—	—	—	(15,051)	—	—	—	(15,051)
Stock based compensation	—	—	—	—	—	21,298	—	—	—	21,298
Other stock issuances	4,554	—	—	—	—	140	—	—	—	140

Balance, December 31, 2010	150,179,126	198,327,962	193,665,008	$135	$(988)	$754,708	$(1,106,321)	$293,827	$(55,803)	$(114,442)

Comprehensive income:
Net income	—	—	—	—	—	—	—	202,440	—	202,440
Other comprehensive income	—	—	—	—	—	—	—	—	2,147	2,147

Comprehensive income										204,587
Conversion of Class B-1 common stock (Note 1)	198,327,962	(198,327,962)	—	—	—	—	—	—	—	—
Treasury stock acquired - Class A (10,215,240 shares)	—	—	—	—	—	—	(340,101)	—	—	(340,101)
KSOP shares earned	—	—	—	—	209	9,421	—	—	—	9,630
Stock options exercised (including tax benefit of $35,643)	1,830,942	—	—	2	—	55,980	8,096	—	—	64,078
Stock-based compensation	—	—	—	—	—	17,288	—	—	—	17,288
Other stock issuances	—	—	—	—	—	76	11	—	—	87

Balance, September 30, 2011	350,338,030	—	193,665,008	$137	$(779)	$837,473	$(1,438,315)	$496,267	$(53,656)	$(158,873)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Nine Months Ended September 30, 2011 and 2010

	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$202,440	$176,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	32,958	29,908
Amortization of intangible assets	26,129	20,482
Amortization of debt issuance costs	1,155	1,156
Amortization of debt original issue discount	51	—
Allowance for doubtful accounts	852	562
KSOP compensation expense	9,630	8,651
Stock-based compensation	17,288	15,990
Non-cash charges associated with performance based appreciation awards	627	515
Acquisition related liabilities adjustment	(3,364)	(544)
Realized gain on securities, net	(401)	(70)
Deferred income taxes	(2,083)	(1,893)
Other operating	133	183
Loss on disposal of assets	635	81
Excess tax benefits from exercised stock options	(5,470)	(15,083)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(24,445)	(40,654)
Prepaid expenses and other assets	(3,229)	(1,331)
Federal and foreign income taxes	48,925	27,005
State and local income taxes	5,382	2,768
Accounts payable and accrued liabilities	12,509	(3,255)
Fees received in advance	24,841	29,551
Other liabilities	(20,809)	(8,874)

Net cash provided by operating activities	323,754	241,807

Cash flows from investing activities:
Acquisitions, net of cash acquired of $590 and $1,556, respectively	(121,721)	(6,386)
Earnout payments	(3,500)	—
Proceeds from release of acquisition related escrows	—	283
Escrow funding associated with acquisitions	(19,560)	(1,500)
Purchases of available-for-sale securities	(1,422)	(324)
Proceeds from sales and maturities of available-for-sale securities	1,722	645
Purchases of fixed assets	(41,925)	(22,206)

Net cash used in investing activities	(186,406)	(29,488)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	448,956	—
Repayment of short-term debt refinanced on a long-term basis	(295,000)	—
Repurchase of Verisk Class A common stock	(340,122)	(129,762)
Repayment of current portion of long-term debt	(125,000)	—
Proceeds from issuance of short-term debt with original maturities of three months or greater	120,000	—
Proceeds/(repayments) of short-term debt, net	22,311	(65,230)
Payment of debt issuance cost	(4,542)	(1,781)
Net share settlement of taxes upon exercise of stock options	—	(15,051)
Excess tax benefits from exercised stock options	5,470	15,083
Proceeds from stock options exercised	28,433	20,161

Net cash used in financing activities	(139,494)	(176,580)

Effect of exchange rate changes	18	(11)

(Decrease)/Increase in cash and cash equivalents	(2,128)	35,728

Cash and cash equivalents, beginning of period	54,974	71,527

Cash and cash equivalents, end of period	$52,846	$107,255

Supplemental disclosures:
Taxes paid	$82,526	$96,745

Interest paid	$25,876	$24,351

Non-cash investing and financing activities:
Repurchase of Verisk Class A common stock included in accounts payable and accrued liabilities	$2,244	$5,808

Deferred tax asset/(liability) established on date of acquisition	$1,280	$(349)

Capital lease obligations	$7,683	$1,265

Capital expenditures included in accounts payable and accrued liabilities	$778	$743

Increase in goodwill due to acquisition related escrow distributions	$—	$6,996

Accrual of acquisition related liabilities	$—	$2,000

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
On October 1, 2010, the Company completed a follow-on public offering. Upon completion of this offering, the selling stockholders sold 2,602,212 and 19,282,880 shares of Class A and Class B common stock of Verisk, respectively, which included the underwriters’ 2,854,577 over-allotment option, at the public offering price of $27.25 per share. Class B common stock sold into this offering was automatically converted into Class A common stock. The Company did not receive any proceeds from the sale of common stock in the offering. Concurrently with the closing of this offering, the Company also repurchased 7,300,000 shares of Class B common stock at $26.3644 per share, which represents the net proceeds per share the selling stockholders received in the public offering. The Company funded a portion of this repurchase with proceeds from borrowings of $160,000 under its syndicated revolving credit facility. Upon consummation of the offering and the repurchase, the Company’s Class B-1 and Class B-2 common stock outstanding was 12,554,605 and 15,100,465 shares, respectively. The Class B-1 shares converted to Class A common stock on April 6, 2011 and the remaining Class B-2 shares converted to Class A common stock on October 6, 2011. The conversion of Class B-2 shares is not reflected in the accompanying unaudited condensed consolidated financial statements.
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

The condensed consolidated financial statements as of September 30, 2011 and for the three- and nine-month periods ended September 30, 2011 and 2010, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three- and nine-month periods ended September 30, 2011 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. As the Company has already performed its annual impairment testing as of June 30, 2011, the Company has elected not to early adopt. The Company is currently evaluating the impact of ASU 2011-08 on its consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has elected not to early adopt. ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements as this guidance does not result in a change in the items that are required to be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies FASB’s intent about the application of existing fair value measurement and develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements as this guidance does not result in a change in the application of the requirements in Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements.
3. Investments:
The following is a summary of available-for-sale securities:

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2011
Registered investment companies	$4,499	$323	$—	$4,822
Equity securities	14	—	(8)	6

Total available-for-sale securities	$4,513	$323	$(8)	$4,828

December 31, 2010
Registered investment companies	$4,398	$1,248	$—	$5,646
Equity securities	14	—	(7)	7

Total available-for-sale securities	$4,412	$1,248	$(7)	$5,653

In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock (“ASC 323-10-25”). At September 30, 2011 and December 31, 2010, the carrying value of such securities was $3,443 and $3,642 for each period and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.
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

Level 3 —
Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that market participant would require.

The following tables provide information for such assets and liabilities as of September 30, 2011 and December 31, 2010. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, acquisitions related liabilities prior to the adoption of ASC 805, Business Combinations (“ASC 805”), and short-term debt approximate their carrying amounts because of the short-term maturity of these instruments. The fair value of the Company’s long-term debt was estimated at $939,769 and $584,361 as of September 30, 2011 and December 31, 2010, respectively, and is based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. These assets and liabilities are not presented in the following table.

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
September 30, 2011
Cash equivalents — money-market funds	$289	$—	$289	$—
Registered investment companies (1)	$4,822	$4,822	$—	$—
Equity securities (1)	$6	$6	$—	$—

December 31, 2010
Cash equivalents — money-market funds	$2,273	$—	$2,273	$—
Registered investment companies (1)	$5,646	$5,646	$—	$—
Equity securities (1)	$7	$7	$—	$—
Contingent consideration under ASC 805 (2)	$(3,337)	$—	$—	$(3,337)

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

(2)
Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period for acquisitions after January 1, 2009. The Company records the initial recognition of the fair value of contingent consideration in other liabilities on the condensed consolidated balance sheets. Subsequent changes in the fair value of contingent consideration are recorded in the statement of operations.

The table below includes a rollforward of the Company’s contingent consideration liability under ASC 805 for the three- and nine-month periods ended September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Beginning balance	$—	$3,853	$3,337	$3,344
Acquisitions (1)	—	—	—	491
Acquisition related liabilities adjustment (1)	—	(544)	(3,364)	(544)
Accretion on acquisition related liabilities	—	14	27	32

Ending balance	$—	$3,323	$—	$3,323

(1)
Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period for acquisitions after January 1, 2009. The Company records the initial recognition of the fair value of contingent consideration in Other Liabilities on the condensed consolidated balance sheets. Subsequent changes in the fair value of contingent consideration is recorded in the statement of operations. See Note 6 for condensed further information regarding the acquisition related liabilities adjustment associated with D2 Hawkeye, Inc., Strategic Analytics, Inc. and TierMed.

5. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2010 through September 30, 2011, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2010 (1)	$27,908	$604,760	$632,668
Current year acquisitions	—	79,893	79,893

Goodwill at September 30, 2011 (1)	$27,908	$684,653	$712,561

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to January 1, 2010.
Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2011, which resulted in no impairment of goodwill. Based on the results of the impairment assessment as of June 30, 2011, the Company determined that the fair value of its reporting units exceeded their respective carrying value. Given the limited amount of time between the acquisition date and the timing of the Company’s annual impairment test, the fair value of certain reporting units exceeded their carrying value by a moderate amount. There were no goodwill impairment indicators after the date of the last annual impairment test.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
September 30, 2011
Technology-based	7 years	$234,755	$(150,718)	$84,037
Marketing-related	5 years	48,103	(32,167)	15,936
Contract-based	6 years	6,555	(6,433)	122
Customer-related	13 years	172,236	(39,798)	132,438

Total intangible assets		$461,649	$(229,116)	$232,533

December 31, 2010
Technology-based	7 years	$210,212	$(136,616)	$73,596
Marketing-related	5 years	40,882	(28,870)	12,012
Contract-based	6 years	6,555	(6,287)	268
Customer-related	13 years	145,567	(31,214)	114,353

Total intangible assets		$403,216	$(202,987)	$200,229

Consolidated amortization expense related to intangible assets for the three months ended September 30, 2011 and 2010, was $8,797 and $6,158, respectively. Consolidated amortization expense related to intangible assets for the nine months ended September 30, 2011 and 2010, was $26,129 and $20,482, respectively. Estimated amortization expense in future periods through 2016 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2011	$8,652
2012	33,927
2013	28,414
2014	21,288
2015	21,063
2016-Thereafter	119,189

$232,533

6. Acquisitions:
2011 Acquisitions
On June 17, 2011, the Company acquired the net assets of Health Risk Partners, LLC (“HRP”), a provider of solutions to optimize revenue, ensure compliance and improve quality of care for Medicare Advantage and Medicaid health plans, for a net cash purchase price of approximately $46,400 and funded $3,000 of indemnity escrows and $10,000 of contingency escrows. Within the Company’s Decision Analytics segment, this acquisition further advances the Company’s position as a major provider of data, analytics, and decision-support solutions to the healthcare industry.
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

Due to the timing of the acquisitions, the allocations of the purchase price for HRP, Bloodhound, 3E Company, and Crowe Paradis Services Corporation are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The revisions may have an impact on the consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition dates.
2010 Acquisitions
On December 16, 2010, the Company acquired 100% of the stock of 3E Company (“3E”), a global source for a comprehensive suite of environmental health and safety compliance solutions, for a net cash purchase price of approximately $99,603 and funded $7,730 of indemnity escrows. The allocation of the purchase price will be finalized in fourth quarter 2011. Within the Company’s Decision Analytics segment, 3E overlaps the customer sets served by the other supply chain risk management solutions and helps the Company’s customers across a variety of vertical markets address their environmental health and safety issues.
On December 14, 2010, the Company acquired 100% of the stock of Crowe Paradis Services Corporation (“CP”), a provider of claims analysis and compliance solutions to the P&C insurance industry, for a net cash purchase price of approximately $83,589 and funded $6,750 of indemnity escrows. The allocation of the purchase price will be finalized in fourth quarter 2011. Within the Company’s Decision Analytics segment, CP offers solutions for complying with the Medicare Secondary Payer Act, and provides services to P&C insurance companies, third-party administrators and self-insured companies, which the Company believes further enhances the solution it currently offers.

On February 26, 2010, the Company acquired 100% of the stock of Strategic Analytics (“SA”), a provider of credit risk and capital management solutions to consumer and mortgage lenders, for a net cash purchase price of approximately $6,386 and the Company funded $1,500 of indemnity escrows. Within the Decision Analytics segment, the Company believes that SA solutions and application set allows customers to take advantage of state-of-the-art loss forecasting, stress testing, and economic capital requirement tools to better understand and forecast the risk associated within their credit portfolios.
Acquisition Escrows
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At September 30, 2011 and December 31, 2010, the current portion of the escrows amounted to $26,959 and $6,167, and the noncurrent portion of the escrow amounted to $14,506 and $15,953, respectively. The current and noncurrent portion of the escrows have been included in “Other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets, respectively.
Acquisition Related Liabilities
Based on the results of operations of Atmospheric and Environmental Research, Inc. (“AER”), which was acquired in 2008, the Company recorded an increase of $3,500 to acquisition related liabilities and goodwill during the year ended December 31, 2010. AER was acquired in 2008 and therefore, accounted for under the transition provisions of FASB No. 141 (Revised), Business Combinations (“FAS No. 141(R)”). In April 2011, the Company finalized the AER acquisition contingent liability for the year ending December 31, 2010 and made a payment of $3,500.
As of June 30, 2011, the Company reevaluated the probability of D2 Hawkeye, Inc. and SA achieving the specific predetermined EBITDA and revenue earn out targets for exceptional performance in fiscal year 2011 and reversed its contingent consideration related to these acquisitions. These reversals resulted in a reduction of $3,364 to contingent consideration and a decrease of $3,364 to “Acquisition related liabilities adjustment” in the accompanying condensed consolidated statements of operations during the nine-month period ended September 30, 2011. Thus, based on current estimates, the sellers of D2 Hawkeye, Inc. and SA will not receive any acquisition contingent payments.
7. Income Taxes:
The Company’s effective tax rate for the three months ended September 30, 2011 was 39.2% compared to the effective tax rate for the three months ended September 30, 2010 of 40.3%. The September 30, 2011 effective tax rate is lower than the September 30, 2010 effective tax rate primarily due to favorable audit settlements, the continued execution of tax planning strategies and the benefits associated with enacted research and development legislation. Under IR-2011-87, the Internal Revenue Service is providing tax relief to businesses impacted by Hurricane Irene. The relief postponed certain tax filings and payment deadlines to October 31, 2011. As such, the Company deferred its third quarter estimated payment of $22,800 until such date.
The Company’s effective tax rate for the nine months ended September 30, 2011 was 39.7% compared to the effective tax rate for the nine months ended September 30, 2010 of 41.5%. The effective rate for the nine months ended September 30, 2011 was lower primarily due to a change in deferred tax assets of $2,362 resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in the three-month period ended March 31, 2010. Without this charge, the effective rate for the prior period would have been 40.7%. The Company’s September 30, 2011 effective tax rate is also lower than the September 30, 2010 effective tax rate due to favorable audit settlements, the continued execution of tax planning strategies and the benefits associated with enacted research and development legislation. The difference between statutory tax rates and the company’s effective tax rate are primarily attributable to state taxes and non-deductible share appreciation from the KSOP.
As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D was effectively changed. The legislative change reduces the future tax benefits of the coverage provided by the Company to participants in the postretirement plan. The Company was required to account for this change in the period for which the law is enacted. As a result, the Company recorded a non-cash tax charge of $2,362 for the three months ended March 31, 2010.

8. Debt:
The following table presents short-term and long-term debt by issuance:

	Issuance	Maturity	September 30,	December 31,
	Date	Date	2011	2010
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$160,000	$310,000
Prudential senior notes:
4.60% Series E senior notes	6/14/2005	6/13/2011	—	50,000
6.00% Series F senior notes	8/8/2006	8/8/2011	—	25,000
Principal senior notes:
6.03% Series A senior notes	8/8/2006	8/8/2011	—	50,000
Capital lease obligations and other	Various	Various	5,670	2,717

Short-term debt and current portion of long-term debt			$165,670	$437,717

Long-term debt:
Verisk senior notes:
5.80% senior notes, less unamortized discount of $993	4/6/2011	5/1/2021	$449,007	$—
Prudential senior notes:
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Principal senior notes:
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Aviva Investors North America:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	30,000
Capital lease obligations and other	Various	Various	4,573	1,826

Long-term debt			$853,580	$401,826

Total debt			$1,019,250	$839,543

On March 16, 2011, The Northern Trust Company joined the syndicated revolving credit facility to increase the capacity by $25,000, for a $600,000 total commitment. On March 28, 2011, the Company entered into amendments to its revolving credit facility and its master shelf agreements to, among other things, permit the issuance of the senior notes and guarantees noted below.

On April 6, 2011, the Company completed an issuance of senior notes in the aggregate principal amount of $450,000. These senior notes are due on May 1, 2021 and accrue interest at a rate of 5.80%. The Company received net proceeds of $446,031 after deducting original issue discount, underwriting discount, and commissions of $3,969. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our syndicated revolving credit facility or any amendment, refinancing or replacement thereof (See Note 15. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries for further information). Interest will be payable semi-annually on May 1st and November 1st of each year, beginning on November 1, 2011. Interest accrued from April 6, 2011. The debt issuance costs are amortized from the date of issuance to the maturity date. The senior notes rank equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. However, the senior notes are structurally subordinated to the indebtedness of any of the subsidiaries that do not guarantee the notes and are effectively subordinated to any future secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees of the senior notes rank equally and ratably in right of payment with all other existing and future unsecured and unsubordinated indebtedness of the guarantors, and senior in right of payment to all future subordinated indebtedness of the guarantors. Because the guarantees of the notes are not secured, such guarantees will be effectively subordinated to any existing and future secured indebtedness of the applicable guarantor to the extent of the value of the collateral securing that indebtedness. Upon a change of control event, the holders of the notes have the right to require the Company to repurchase all or any part of such holder’s notes at a purchase price in cash equal to 101% of the principal amount of the notes plus accrued and unpaid interest, if any, to the date of repurchase.
On October 25, 2011, the Company amended and restated its credit agreement to increase the total revolving credit facility from $600,000 to $700,000, extended the maturity date from September 2014 to October 2016 and modified certain conditions to borrowing, covenants, and events of default. Verisk Analytics, Inc. and ISO are co-borrowers under the amended credit agreement. The amended credit agreement also resulted in a decrease to applicable interest rates. The interest rates for borrowing under the amended credit agreement will now be the LIBOR plus 1.25% to 1.875%, depending upon the result of certain ratios defined in the amended credit agreement. All borrowings under the amended credit agreement continue to be unsecured.
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
On November 18, 1996, the Company authorized 1,000,000,000 ISO Class B shares and issued 500,225,000 shares. On October 6, 2009, the Company completed a corporate reorganization whereby the ISO Class B common stock and ISO Class B treasury stock were converted to Verisk Class B common stock and Verisk Class B treasury stock on a one-for-one basis. All Verisk Class B shares sold into the IPO were converted to Verisk Class A common stock on a one-for-one basis. In addition, the Verisk Class B common stock authorized was reduced to 800,000,000 shares, sub-divided into 400,000,000 shares of Class B-1 and 400,000,000 shares of Class B-2. Each share of Class B-1 common stock converted automatically, without any action by the stockholder, into one share of Verisk Class A common stock on April 6, 2011. Each share of Class B-2 common stock converted automatically, without any action by the stockholder, into one share of Verisk Class A common stock on October 6, 2011. The Class B shares had the same rights as Verisk Class A shares with respect to dividends and economic ownership, but had voting rights to elect three of the eleven directors. The Company did not repurchase any Class B shares during the nine months ended September 30, 2011 and 2010.
On October 6, 2009, the Company authorized 80,000,000 shares of preferred stock, par value $0.001 per share, in connection with the reorganization. The preferred shares have preferential rights over the Verisk Class A and Class B common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares from the reorganization date through September 30, 2011.
Share Repurchase Program
On April 29, 2010, the Company’s board of directors authorized a share repurchase program of the Company’s common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase up to $600,000 of stock, in the open market or as otherwise determined by the Company. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk Analytics, Inc. 2009 Equity Incentive Plan (the “Incentive Plan”) and the Insurance Services Office, Inc. 1996 Incentive Plan (the “Option Plan”). This authorization has no expiration date and may be increased, reduced, suspended or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.

During the nine months ended September 30, 2011, 10,215,240 shares of Verisk Class A common stock were repurchased by the Company as part of this program at a weighted average price of $33.29 per share. The Company utilized cash from operations and the proceeds from its senior notes and syndicated revolving credit facility to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $2,244 in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheets for those purchases that have not settled as of September 30, 2011. The Company had $47,387 available to repurchase shares under the Repurchase Program as of September 30, 2011.
Treasury Stock
As of September 30, 2011, the Company’s treasury stock consisted of 201,716,771 Class A common stock and 178,893,668 Class B-2 common stock. Consistent with the Class B-1 and Class B-2 common stock, the Company’s Class B-1 treasury stock converted to Class A treasury stock on April 6, 2011 and the Class B-2 treasury stock converted to Class A treasury stock on October 6, 2011.
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
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-and nine-month periods ended September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Numerator used in basic and diluted EPS:

Net income	$70,987	$62,880	$202,440	$176,659

Denominator:
Weighted average number of common shares used in basic EPS	164,195,325	178,687,236	166,728,786	179,744,297
Effect of dilutive shares:
Potential Class A common stock issuable from stock options and stock awards	6,974,333	8,501,431	7,527,179	8,984,141

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	171,169,658	187,188,667	174,255,965	188,728,438

Basic EPS of Class A and Class B	$0.43	$0.35	$1.21	$0.98

Diluted EPS of Class A and Class B	$0.41	$0.34	$1.16	$0.94

The potential shares of common stock that were excluded from diluted EPS were 1,555,507 and 2,151,646 for the nine months ended September 30, 2011 and 2010, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses:

	September 30,	December 31,
	2011	2010
Unrealized gains on investments, net of tax	$183	$725
Unrealized foreign currency losses	(774)	(792)
Pension and postretirement unfunded liability adjustment, net of tax	(53,065)	(55,736)

Accumulated other comprehensive losses	$(53,656)	$(55,803)

The before tax and after tax amounts of other comprehensive income for the nine months ended September 30, 2011 and 2010 are summarized below:

		Tax Benefit/
	Before Tax	(Expense)	After Tax
For the Nine Months Ended September 30, 2011
Unrealized holding loss on investments arising during the year	$(926)	$384	$(542)
Unrealized foreign currency gain	18	—	18
Pension and postretirement unfunded liability adjustment	3,978	(1,307)	2,671

Total other comprehensive income	$3,070	$(923)	$2,147

For the Nine Months Ended September 30, 2010
Unrealized holding gain on investments arising during the year	$156	$(65)	$91
Unrealized foreign currency loss	(11)	—	(11)
Pension and postretirement unfunded liability adjustment	4,278	(1,682)	2,596

Total other comprehensive income	$4,423	$(1,747)	$2,676

10. Equity Compensation Plans:
All of the Company’s granted equity awards, including outstanding stock options and restricted stock, are covered under the Incentive Plan or the Option Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the Incentive Plan. On July 1, 2011, the Company began issuing Class A common stock under these plans from the Company’s treasury shares. Cash received from stock option exercises for the nine months ended September 30, 2011 and 2010 was $28,433 and $20,161, respectively. On July 1, 2011, the Company granted 2,506 shares of Class A common stock, 34,011 nonqualified stock options that were immediately vested and 125,500 nonqualified stock options with a one year service vesting period, to the directors of the Company. These options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date and a ten year contractual term.
On April 1, 2011, the Company granted 1,401,308 nonqualified stock options and 146,664 shares of restricted stock to key employees. The nonqualified stock options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. The restricted stock is valued at the closing price of the Company’s Class A common stock on the date of grant and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the periods in which the restrictions lapse. The restricted stock is not assignable or transferrable until it becomes vested. As of September 30, 2011, there were 6,955,761 shares of Class A common stock reserved and available for future issuance.
The fair value of the stock options granted during the nine months ended September 30, 2011 and 2010 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	September 30, 2011	September 30, 2010
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	30.44%	31.08%
Risk-free interest rate	2.21%	2.39%
Expected term in years	5.1	4.8
Dividend yield	0.00%	0.00%
Weighted average grant date fair value per stock option	$10.42	$8.73
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

Exercise prices for options outstanding and exercisable at September 30, 2011 ranged from $2.16 to $34.91 as outlined in the following table:

	Options Outstanding			Options Exercisable
	Weighted		Weighted	Weighted		Weighted
	Average	Stock	Average	Average	Stock	Average
Range of	Remaining	Options	Exercise Price	Remaining	Options	Exercise Price
Exercise Prices	Contractual Life	Outstanding	Per Share	Contractual Life	Exercisable	Per Share
$2.16 to $2.96	1.3	750,980	$2.74	1.3	750,980	$2.74
$2.97 to $4.80	1.9	2,970,500	$3.91	1.9	2,970,500	$3.91
$4.81 to $8.90	3.7	3,649,100	$8.52	3.7	3,649,100	$8.52
$8.91 to $15.10	5.0	2,129,805	$13.56	5.0	2,129,805	$13.56
$15.11 to $17.84	7.0	5,147,527	$16.68	6.9	3,067,652	$16.85
$17.85 to $22.00	8.0	2,707,879	$22.00	8.0	411,646	$22.00
$22.01 to $34.91	9.0	3,577,496	$30.58	8.6	647,660	$29.08

		20,933,287			13,627,343

A summary of options outstanding under the Incentive Plan and the Option Plan as of December 31, 2010 and September 30, 2011 and changes during the interim period are presented below:

		Weighted
		Average	Aggregate
	Number	Exercise Price	Intrinsic
	of Options	Per Share	Value
Outstanding at December 31, 2010	23,057,857	$13.35	$478,014

Granted	1,574,705	$33.46
Exercised	(3,540,589)	$8.03	$90,706

Cancelled or expired	(158,686)	$22.44

Outstanding at September 30, 2011	20,933,287	$15.69	$399,354

Options exercisable at September 30, 2011	13,627,343	$11.25	$320,578

Options exercisable at December 31, 2010	14,820,447	$9.22	$368,466

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2011 was $399,354 and $320,578, respectively. In accordance with ASC 718, Stock Compensation , excess tax benefit from exercised stock options is recorded as an increase to additional paid-in capital and a corresponding reduction in taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the nine months ended September 30, 2011 and 2010, the Company recorded excess tax benefit from stock options exercised of $35,643 and $23,442, respectively. The Company realized $5,470 and $15,083 of tax benefit within the Company’s quarterly tax payments through September 30, 2011 and 2010, respectively.

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
A summary of the status of the restricted stock awarded under the Incentive Plan as of December 31, 2010 and September 30, 2011 and changes during the interim period are presented below:

	Number	Weighted average grant
	of shares	date fair value per share
Outstanding at December 31, 2010	—	$—
Granted	150,187	33.27
Forfeited	(2,441)	33.30

Outstanding at September 30, 2011	147,746	$33.27

As of September 30, 2011, there was $44,186 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Incentive Plan and the Option Plan. That cost is expected to be recognized over a weighted average period of 2.52 years. As of September 30, 2011, there were 7,305,944 and 147,746 nonvested stock options and restricted stock, respectively, of which 6,301,992 and 122,125 are expected to vest. The total grant date fair value of options vested during the nine months ended September 30, 2011 and 2010 was $15,385 and $11,749, respectively. The total grant date fair value of restricted stock vested during the nine months ended September 30, 2011 was $604.
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

The components of net periodic benefit cost and the amounts recognized in other comprehensive income for the three- and nine-month periods ended September 30, 2011 and 2010 are summarized below:

	For the Three Months Ended September 30,
	Pension Plan		Postretirement Plan
	2011	2010	2011	2010
Service cost	$1,590	$1,603	$—	$—
Interest cost	5,442	5,341	251	377
Expected return on plan assets	(6,449)	(5,662)	—	—
Amortization of prior service cost	(200)	(200)	(37)	(37)
Amortization of net actuarial loss	1,384	1,517	163	72

Net periodic benefit cost	$1,767	$2,599	$377	$412

Employer contributions	$6,489	$5,512	$1,125	$891

	For the Nine Months Ended September 30,
	Pension Plan		Postretirement Plan
	2011	2010	2011	2010
Service cost	$4,771	$4,810	$—	$—
Interest cost	16,280	16,024	753	908
Expected return on plan assets	(19,348)	(16,987)	—	—
Amortization of prior service cost	(601)	(601)	(109)	(110)
Amortization of net actuarial loss	4,199	4,550	489	439

Net periodic benefit cost	$5,301	$7,796	$1,133	$1,237

Employer contributions	$19,144	$15,223	$2,507	$2,944

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

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses segment EBITDA as the profitability measure for making decisions regarding ongoing operations. Segment EBITDA is net income before investment (loss)/income, realized gain on securities, net, interest expense, income taxes, and depreciation and amortization. Beginning 2011, the Company’s definition of Segment EBITDA includes acquisition related liabilities adjustment for all periods presented. Segment EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate investment income, realized (loss)/gain on securities, net, interest expense, and income tax expense, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1% or more of the Company’s consolidated revenue for either the three- or nine-month periods ended September 30, 2011 or 2010. No individual country outside of the U.S. accounted for 1% or more of total consolidated long-term assets as of September 30, 2011 or December 31, 2010.

The following tables provide the Company’s revenue and operating income performance by reportable segment for the three- and nine-month periods ended September 30, 2011 and 2010, as well as a reconciliation to income before income taxes for all periods presented in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2011			September 30, 2010
	Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$139,977	$200,121	$340,098	$136,269	$151,085	$287,354
Expenses:
Cost of revenues (exclusive of items shown separately below)	49,209	88,410	137,619	49,526	67,479	117,005
Selling, general and administrative	20,065	31,410	51,475	20,341	20,641	40,982
Acquisition related liabilities adjustment	—	—	—	—	(544)	(544)

Segment EBITDA	70,703	80,301	151,004	66,402	63,509	129,911
Depreciation and amortization of fixed assets	3,354	7,444	10,798	4,231	5,804	10,035
Amortization of intangible assets	37	8,760	8,797	36	6,122	6,158

Operating income	67,312	64,097	131,409	62,135	51,583	113,718

Unallocated expenses:
Investment income			99			59
Realized (loss)/gain on securities, net			(86)			9
Interest expense			(14,593)			(8,484)

Income before income taxes			$116,829			$105,302

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$2,117	$11,778	$13,895	$3,154	$4,220	$7,374

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2010
	Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total

Revenues	$421,050	$559,197	$980,247	$405,136	$440,049	$845,185
Expenses:
Cost of revenues (exclusive of items shown separately below)	145,519	247,841	393,360	148,076	198,922	346,998
Selling, general and administrative	62,537	94,103	156,640	58,964	62,170	121,134
Acquisition related liabilities adjustment	—	(3,364)	(3,364)	—	(544)	(544)

Segment EBITDA	212,994	220,617	433,611	198,096	179,501	377,597
Depreciation and amortization of fixed assets	11,202	21,756	32,958	12,717	17,191	29,908
Amortization of intangible assets	109	26,020	26,129	109	20,373	20,482

Operating income	201,683	172,841	374,524	185,270	141,937	327,207

Unallocated expenses:
Investment income			99			183
Realized gain on securities, net			401			70
Interest expense			(39,093)			(25,395)

Income before income taxes			$335,931			$302,065

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$8,906	$39,342	$48,248	$6,543	$17,671	$24,214

Operating segment revenue by type of service is provided below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Risk Assessment:
Industry-standard insurance programs	$92,894	$88,644	$278,140	$264,115
Property-specific rating and underwriting information	33,107	34,507	102,621	102,733
Statistical agency and data services	7,888	7,510	23,263	21,879
Actuarial services	6,088	5,608	17,026	16,409

Total Risk Assessment	139,977	136,269	421,050	405,136

Decision Analytics:
Fraud identification and detection solutions	94,663	81,584	274,317	239,574
Loss prediction solutions	64,680	38,079	173,026	114,786
Loss quantification solutions	40,778	31,422	111,854	85,689

Total Decision Analytics	200,121	151,085	559,197	440,049

Total revenues	$340,098	$287,354	$980,247	$845,185

13. Related Parties:
The Company considers its Verisk Class A and Class B stockholders that own more than 5% of the outstanding stock within the respective class to be related parties as defined within ASC 850, Related Party Disclosures . At September 30, 2011, the related parties were five Class B stockholders each owning more than 5% of the outstanding Class B shares compared to six Class B stockholders at September 30, 2010 of which four remained unchanged. At September 30, 2011 and 2010, there were three and five Class A stockholders owning more than 5% of the outstanding Class A shares, respectively. The Company had accounts receivable, net of $471 and $515 and fees received in advance of $1,329 and $1,231 from related parties as of September 30, 2011 and December 31, 2010, respectively. In addition, the Company had revenues from related parties for the three months ended September 30, 2011 and 2010 of $4,699 and $14,789, and revenues of $13,882 and $45,202 for the nine months ended September 30, 2011 and 2010, respectively. Although the customers that make up the Company’s related parties have changed from the prior periods, the Company continues to generate revenues from these customers. As of October 6, 2011, the remaining Class B shares converted to Class A common stock (See Notes 1 and 9 for further information). Subsequently, the Company’s related parties will consist of Verisk Class A stock holders that own more than 5% of the outstanding stock.
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
Subsequently, Hanover Insurance Group made a demand for reimbursement, pursuant to an indemnification provision contained in a December 30, 2004 License Agreement between Hanover and the Company, of its settlement and defense costs in the Hensley class action. Specifically, Hanover demanded $2,536 including $600 in attorneys’ fees and expenses. The Company disputed that Hanover is entitled to any reimbursement pursuant to the License Agreement. In July 2010, after the Company and Hanover were unable to resolve the dispute in mediation, Hanover served a summons and complaint seeking indemnity and contribution from the Company. The parties resolved this matter with no material adverse consequences to the Company in a Settlement Agreement and Release executed on August 25, 2011.
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
Schafer v. State Farm Fire & Cas. Co. , et al. was a putative class action pending against the Company and State Farm Fire & Casualty Company filed in March 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. The court dismissed the antitrust claim as to both defendants and dismissed all claims against the Company other than fraud. Judge Duval denied plaintiffs’ motion to certify a class with respect to the fraud and breach of contract claims on August 3, 2009. After the single action was reassigned to Judge Africk plaintiffs agreed to settle the matter with the Company and State Farm and a Settlement Agreement and Release was executed by all parties in June 2010. The settlement agreement was not considered material to the Company.
Mornay v. Travelers Ins. Co. , et al. is a putative class action pending against the Company and Travelers Insurance Company filed in November 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. As in Schafer, the court dismissed the antitrust claim as to both defendants and dismissed all claims against the Company other than fraud. Judge Duval stayed all proceedings in the case pending an appraisal of the lead plaintiff’s insurance claim. The matter was re-assigned to Judge Barbier, who on September 11, 2009 issued an order administratively closing the matter pending completion of the appraisal process. The appraisal process has been completed, the stay has been lifted and defendants have filed a motion to strike the class allegations and dismiss the fraud claim. At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to this matter.
iiX Litigation
In April 2010, the Company’s subsidiary, Insurance Information Exchange or iiX, as well as other information providers in the State of Missouri were served with a summons and class action complaint filed in the United States District Court for the Western District of Missouri alleging violations of the Driver Privacy Protection Act, or the DPPA, entitled Janice Cook, et al. v. ACS State & Local Solutions, et al. Plaintiffs brought the action on their own behalf and on behalf of all similarly situated individuals whose personal information is contained in any motor vehicle record maintained by the State of Missouri and who have not provided express consent to the State of Missouri for the distribution of their personal information for purposes not enumerated by the DPPA and whose personal information has been knowingly obtained and used by the defendants. The class complaint alleges that the defendants knowingly obtained personal information for a purpose not authorized by the DPPA and seeks liquidated damages in the amount of two thousand five hundred dollars for each instance of a violation of the DPPA, punitive damages and the destruction of any illegally obtained personal information. The court granted iiX’s motion to dismiss the complaint based on a failure to state a claim on November 19, 2010. Plaintiffs filed a notice of appeal on December 17, 2010 and oral argument was heard by the Eighth Circuit on September 18, 2011. At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to this matter.

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
15. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
In April 2011, Verisk Analytics, Inc. (the “Parent Company”) registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent wholly-owned subsidiaries and issued certain other debt securities with full and unconditional and joint and several guarantees by certain of its subsidiaries. Accordingly, presented below is condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis, and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
As of September 30, 2011

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$197	$25,275	$27,374	$—	$52,846
Available-for-sale securities	—	4,828	—	—	4,828
Accounts receivable, net of allowance for doubtful accounts of $4,432 (including amounts from related parties of $471)	—	128,926	23,877	—	152,803
Prepaid expenses	—	21,515	2,076	—	23,591
Deferred income taxes, net	—	2,745	936	—	3,681
Federal and foreign income taxes receivable	5,166	—	—	(3,025)	2,141
State and local income taxes receivable	403	2,348	855	—	3,606
Intercompany receivables	196,007	386,106	122,998	(705,111)	—
Other current assets	—	13,412	14,856	—	28,268

Total current assets	201,773	585,155	192,972	(708,136)	271,764

Noncurrent assets:
Fixed assets, net	—	93,591	16,737	—	110,328
Intangible assets, net	—	83,982	148,551	—	232,533
Goodwill	—	484,088	228,473	—	712,561
Deferred income taxes, net	—	64,565	—	(41,225)	23,340
State income taxes receivable	—	1,708	—	—	1,708
Intercompany note receivable	—	162,239	—	(162,239)	—
Investment in subsidiaries	540,524	105,260	—	(645,784)	—
Other assets	4,103	21,638	1,958	—	27,699

Total assets	$746,400	$1,602,226	$588,691	$(1,557,384)	$1,379,933

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,932	$97,357	$34,069	$—	$146,358
Short-term debt and current portion of long-term debt	—	165,154	516	—	165,670
Pension and postretirement benefits, current	—	4,663	—	—	4,663
Fees received in advance (including amounts from related parties of $1,329)	—	168,207	21,103	—	189,310
Intercompany payables	279,095	256,519	169,497	(705,111)	—
Federal and foreign income taxes payable	—	2,002	1,023	(3,025)	—

Total current liabilities	294,027	693,902	226,208	(708,136)	506,001

Noncurrent liabilities:
Long-term debt	449,007	404,459	114	—	853,580
Intercompany note payables	162,239	—	—	(162,239)	—
Pension and postretirement benefits	—	99,419	—	—	99,419
Deferred income taxes, net	—	—	41,225	(41,225)	—
Other liabilities	—	76,159	3,647	—	79,806

Total liabilities	905,273	1,273,939	271,194	(911,600)	1,538,806

Total stockholders’ (deficit)/equity	(158,873)	328,287	317,497	(645,784)	(158,873)

Total liabilities and stockholders’ (deficit)/equity	$746,400	$1,602,226	$588,691	$(1,557,384)	$1,379,933

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1	$31,576	$23,397	$—	$54,974
Available-for-sale securities	—	5,653	—	—	5,653
Accounts receivable, net of allowance for doubtful accounts of $4,028 (including amounts from related parties of $515)	—	98,817	27,747	—	126,564
Prepaid expenses	—	15,566	2,225	—	17,791
Deferred income taxes, net	—	2,745	936	—	3,681
Federal and foreign income taxes receivable	—	13,590	2,193	—	15,783
State and local income taxes receivable	—	7,882	1,041	—	8,923
Intercompany receivables	101,470	668,906	59,021	(829,397)	—
Other current assets	—	6,720	346	—	7,066

Total current assets	101,471	851,455	116,906	(829,397)	240,435

Noncurrent assets:
Fixed assets, net	—	78,928	14,481	—	93,409
Intangible assets, net	—	75,307	124,922	—	200,229
Goodwill	—	449,065	183,603	—	632,668
Deferred income taxes, net	—	64,421	—	(42,542)	21,879
State income taxes receivable	—	1,773	—	—	1,773
Investment in subsidiaries	326,387	20,912	—	(347,299)	—
Other assets	—	10,248	16,449	—	26,697

Total assets	$427,858	$1,552,109	$456,361	$(1,219,238)	$1,217,090

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$95,425	$16,570	$—	$111,995
Acquisition related liabilities	—	—	3,500	—	3,500
Short-term debt and current portion of long-term debt	—	437,457	260	—	437,717
Pension and postretirement benefits, current	—	4,663	—	—	4,663
Fees received in advance (including amounts from related parties of $1,231)	—	137,521	25,486	—	163,007
Intercompany payables	542,300	165,681	121,416	(829,397)	—

Total current liabilities	542,300	840,747	167,232	(829,397)	720,882

Noncurrent liabilities:
Long-term debt	—	401,788	38	—	401,826
Pension and postretirement benefits	—	118,611	—	—	118,611
Deferred income taxes, net	—	—	42,542	(42,542)	—
Other liabilities	—	71,663	18,550	—	90,213

Total liabilities	542,300	1,432,809	228,362	(871,939)	1,331,532

Total stockholders’ (deficit)/equity	(114,442)	119,300	227,999	(347,299)	(114,442)

Total liabilities and stockholders’ (deficit)/equity	$427,858	$1,552,109	$456,361	$(1,219,238)	$1,217,090

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Month Period Ended September 30, 2011

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Revenues	$—	$300,548	$43,434	$(3,884)	$340,098

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	120,206	19,471	(2,058)	137,619
Selling, general and administrative	—	40,536	12,765	(1,826)	51,475
Depreciation and amortization of fixed assets	—	8,985	1,813	—	10,798
Amortization of intangible assets	—	5,207	3,590	—	8,797

Total expenses	—	174,934	37,639	(3,884)	208,689

Operating income	—	125,614	5,795	—	131,409

Other income/(expense):
Investment income	36	905	34	(876)	99
Realized loss on securities, net	—	(86)	—	—	(86)
Interest expense	(7,517)	(7,915)	(37)	876	(14,593)

Total other expense, net	(7,481)	(7,096)	(3)	—	(14,580)

(Loss)/income before equity in net income of subsidiary and income taxes	(7,481)	118,518	5,792	—	116,829
Equity in net income of subsidiary	75,729	1,741	—	(77,470)	—
Provision for income taxes	2,739	(47,300)	(1,281)	—	(45,842)

Net income	$70,987	$72,959	$4,511	$(77,470)	$70,987

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Nine Month Period Ended September 30, 2011

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Revenues	$—	$869,481	$122,398	$(11,632)	$980,247

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	343,109	56,130	(5,879)	393,360
Selling, general and administrative	—	122,950	39,443	(5,753)	156,640
Depreciation and amortization of fixed assets	—	27,166	5,792	—	32,958
Amortization of intangible assets	—	15,324	10,805	—	26,129
Acquisition related liabilities adjustment	—	(2,800)	(564)	—	(3,364)

Total expenses	—	505,749	111,606	(11,632)	605,723

Operating income	—	363,732	10,792	—	374,524

Other income/(expense):
Investment income/(loss)	36	2,376	(8)	(2,305)	99
Realized gain on securities, net	—	401	—	—	401
Interest expense	(15,198)	(26,072)	(128)	2,305	(39,093)

Total other expense, net	(15,162)	(23,295)	(136)	—	(38,593)

(Loss)/income before equity in net income of subsidiary and income taxes	(15,162)	340,437	10,656	—	335,931
Equity in net income of subsidiary	212,033	3,355	—	(215,388)	—
Provision for income taxes	5,569	(135,378)	(3,682)	—	(133,491)

Net income	$202,440	$208,414	$6,974	$(215,388)	$202,440

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Month Period Ended September 30, 2010

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Revenues	$—	$272,287	$16,494	$(1,427)	$287,354

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	108,320	9,247	(562)	117,005
Selling, general and administrative	—	36,467	5,380	(865)	40,982
Depreciation and amortization of fixed assets	—	8,794	1,241	—	10,035
Amortization of intangible assets	—	5,402	756	—	6,158
Acquisition related liabilities adjustment	—	(544)	—	—	(544)

Total expenses	—	158,439	16,624	(1,427)	173,636

Operating income/(loss)	—	113,848	(130)	—	113,718

Other income/(expense):
Investment income	—	33	9	17	59
Realized gain on securities, net	—	9	—	—	9
Interest expense	—	(8,467)	—	(17)	(8,484)

Total other (expense)/income, net	—	(8,425)	9	—	(8,416)

Income/(loss) before equity in net income/(loss) of subsidiary and income taxes	—	105,423	(121)	—	105,302
Equity in net income/(loss) of subsidiary	62,880	(133)	—	(62,747)	—
Provision for income taxes	—	(42,410)	(12)	—	(42,422)

Net income/(loss)	$62,880	$62,880	$(133)	$(62,747)	$62,880

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Nine Month Period Ended September 30, 2010

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Revenues	$—	$804,186	$45,649	$(4,650)	$845,185

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	321,650	27,563	(2,215)	346,998
Selling, general and administrative	—	107,605	15,229	(1,700)	121,134
Depreciation and amortization of fixed assets	—	26,588	4,055	(735)	29,908
Amortization of intangible assets	—	18,401	2,081	—	20,482
Acquisition related liabilities adjustment	—	(544)	—	—	(544)

Total expenses	—	473,700	48,928	(4,650)	517,978

Operating income/(loss)	—	330,486	(3,279)	—	327,207

Other income/(expense):
Investment income	—	124	82	(23)	183
Realized gain on securities, net	—	70	—	—	70
Interest expense	—	(25,352)	(66)	23	(25,395)

Total other (expense)/income, net	—	(25,158)	16	—	(25,142)

Income/(loss) before equity in net income/(loss) of subsidiary and income taxes	—	305,328	(3,263)	—	302,065
Equity in net income/(loss) of subsidiary	176,659	(2,396)	—	(174,263)	—
Provision for income taxes	—	(126,273)	867	—	(125,406)

Net income/(loss)	$176,659	$176,659	$(2,396)	$(174,263)	$176,659

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For The Nine Month Period Ended September 30, 2011

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Net cash provided by operating activities	$36	$297,400	$26,318	$—	$323,754

Cash flows from investing activities:
Acquisitions, net of cash acquired of $590	—	(121,721)	—	—	(121,721)
Earnout payments	—	—	(3,500)	—	(3,500)
Escrow funding associated with acquisitions	—	(19,560)	—	—	(19,560)
Advances provided to other subsidiaries	(3,454)	—	(59,793)	63,247	—
Repayments received from other subsidiaries	—	7,332	—	(7,332)	—
Proceeds from repayment of intercompany note receivable	—	452,761	—	(452,761)	—
Purchases of available-for-sale securities	—	(1,422)	—	—	(1,422)
Proceeds from sales and maturities of available-for-sale securities	—	1,722	—	—	1,722
Purchases of fixed assets	—	(35,074)	(6,851)	—	(41,925)

Net cash (used in) /provided by investing activities	(3,454)	284,038	(70,144)	(396,846)	(186,406)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	448,956	—	—	—	448,956
Repayment of short-term debt refinanced on a long-term basis	—	(295,000)	—	—	(295,000)
Proceeds from issuance of short-term debt with original maturities of three months or greater	—	120,000	—	—	120,000
Proceeds/(repayments) of short-term debt	—	22,685	(374)	—	22,311
Repurchase of Verisk Class A common stock	—	(340,122)	—	—	(340,122)
Repayments of advances to other subsidiaries	—	(2,510)	—	2,510	—
Repayment of current portion of long-term debt	—	(125,000)	—	—	(125,000)
Repayment of intercompany note payable	(452,761)	—	—	452,761	—
Advances received from other subsidiaries	10,344	—	48,081	(58,425)	—
Payment of debt issuance cost	(2,925)	(1,617)	—	—	(4,542)
Excess tax benefits from exercised stock options	—	5,470	—	—	5,470
Proceeds from stock options exercised	—	28,433	—	—	28,433

Net cash provided by/(used in) financing activities	3,614	(587,661)	47,707	396,846	(139,494)

Effect of exchange rate changes	—	(78)	96	—	18

Increase/(decrease) in cash and cash equivalents	196	(6,301)	3,977	—	(2,128)

Cash and cash equivalents, beginning of period	1	31,576	23,397	—	54,974

Cash and cash equivalents, end of period	$197	$25,275	$27,374	$—	$52,846

Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$340,122	$340,122	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$28,433	$28,433	$—	$—	$—

Issuance of intercompany note payable/(receivable) from amounts previously recorded as intercompany payables/(receivables)	$615,000	$(615,000)	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For The Nine Month Period Ended September 30, 2010

	Verisk	Guarantor	Non-Guarantor	Eliminating
	Analytics, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Net cash provided by/(used in) operating activities	$—	$247,517	$(5,710)	$—	$241,807

Cash flows from investing activities:
Acquisitions, net of cash acquired of $1,556	—	(6,386)	—	—	(6,386)
Proceeds from release of acquisition related escrows	—	274	9	—	283
Escrow funding associated with acquisitions	—	(1,500)	—	—	(1,500)
Advances provided to other subsidiaries	—	(28,716)	(5,142)	33,858	—
Purchases of available-for-sale securities	—	(324)	—	—	(324)
Proceeds from sales and maturities of available-for-sale securities	—	645	—	—	645
Purchases of fixed assets	—	(18,356)	(3,850)	—	(22,206)

Net cash used in investing activities	—	(54,363)	(8,983)	33,858	(29,488)

Cash flows from financing activities:
Repayments of short-term debt, net	—	(65,199)	(31)	—	(65,230)
Repurchase of Verisk Class A common stock	—	(129,762)	—	—	(129,762)
Net share settlement of taxes upon exercise of stock options	—	(15,051)	—	—	(15,051)
Advance received from other subsidiaries	—	16,489	17,369	(33,858)	—
Payment of debt issuance costs	—	(1,781)	—	—	(1,781)
Excess tax benefits from exercised stock options	—	15,083	—	—	15,083
Proceeds from stock options exercised	—	20,161	—	—	20,161

Net cash (used in)/provided by financing activities	—	(160,060)	17,338	(33,858)	(176,580)

Effect of exchange rate changes	—	1	(12)	—	(11)

Increase in cash and cash equivalents	—	33,095	2,633	—	35,728

Cash and cash equivalents, beginning of period	1	51,005	20,521	—	71,527

Cash and cash equivalents, end of period	$1	$84,100	$23,154	$—	$107,255

Supplemental disclosure:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$129,762	$129,762	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$20,161	$20,161	$—	$—	$—

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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 43% and 48% of our revenues for the nine months ended September 30, 2011 and 2010, respectively. Our Decision Analytics segment provides solutions our customers use to analyze the processes of the Verisk Risk Analysis Framework: Loss Prediction, Fraud Identification and Detection, and Loss Quantification. Our Decision Analytics segment revenues represented approximately 57% and 52% of our revenues for the nine months ended September 30, 2011 and 2010, respectively.
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
Revenue growth. We use year-over-year revenue growth as a key performance metric. We assess revenue growth based on our ability to generate increased revenue through increased sales to existing customers, sales to new customers, sales of new or expanded solutions to existing and new customers, and strategic acquisitions of new businesses.
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

Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application or file, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For each of the nine-month periods ended September 30, 2011 and 2010, 31% of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Approximately 85% and 84% of the revenues in our Risk Assessment segment for the nine-month periods ended September 30, 2011 and 2010, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 57% and 56% of the revenues in our Decision Analytics segment, for the nine months ended September 30, 2011 and 2010, respectively, were derived from subscriptions and long-term agreements for our solutions.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs (described under “Equity Compensation Costs” below), sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 66% of our total expenses for each of the nine-month periods ended September 30, 2011 and 2010, respectively. Our annual salary increases are effective on April 1st of each year. As a result, our personnel expenses increase beginning in the second quarter of each year.
We allocate personnel expenses between two categories, cost of revenues and selling, general and administrative costs, based on the actual costs associated with each employee. We categorize employees who maintain our solutions as cost of revenues, and all other personnel, including executive managers, sales people, marketing, business development, finance, legal, human resources, and administrative services, as selling, general and administrative expenses. A significant portion of our other operating costs, such as facilities and communications, is also either captured within cost of revenues or selling, general and administrative expense based on the nature of the work being performed.
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
Description of Acquisitions
Since January 1, 2010, we acquired five businesses. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods. See Note 6 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

2011 Acquisitions
On June 17, 2011, we acquired the net assets of Health Risk Partners, LLC, or HRP, a provider of solutions to optimize revenue, ensure compliance and improve quality of care for Medicare Advantage and Medicaid health plans. Within our Decision Analytics segment, this acquisition further advances our position as a major provider of data, analytics, and decision-support solutions to the healthcare industry.
On April 27, 2011, we acquired 100% of the common stock of Bloodhound Technologies, Inc. or Bloodhound, a provider of real-time pre-adjudication medical claims editing. Within our Decision Analytics segment, Bloodhound addresses the need of healthcare payers to control fraud and waste in a real-time claims-processing environment, and these capabilities align with our existing fraud identification tools.
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
On December 14, 2010, we acquired 100% of the common stock of Crowe Paradis Services Corporation, or CP, a leading provider of claims analysis and compliance solutions for the P&C insurance industry. Within our Decision Analytics segment, CP offers solutions for complying with the Medicare Secondary Payer (MSP) Act, and provides services to many of the largest worker’s compensation insurers, third-party administrators (TPAs), and self-insured companies, which enhances solutions we currently offer.
On February 26, 2010, we acquired 100% of the common stock of Strategic Analytics, Inc., or SA, a privately-owned provider of credit risk and capital management solutions to consumer and mortgage lenders. Within our Decision Analytics segment, we believe that SA’s solutions and application set allows our customers to take advantage of state-of-the-art loss forecasting, stress testing, and economic capital requirement tools to better understand and forecast the risk associated within their credit portfolios.
Equity Compensation Costs
We have a leveraged employee stock ownership plan, or ESOP, funded with intercompany debt that includes 401(k), ESOP and profit sharing components to provide employees with equity participation. We make quarterly cash contributions to the plan equal to the debt service requirements or as needed to fund employee benefits. As the debt is repaid, a percentage of the ESOP loan collateral is released to the ESOP to fund 401(k) matching and profit sharing contributions and the remainder, if any, is allocated annually to active employees in proportion to their eligible compensation in relation to total participants’ eligible compensation. We had no ESOP allocation expense for the nine-month periods ended September 30, 2011 and 2010. We accrue compensation expense over the reporting period equal to the fair value of the ESOP loan collateral to be released to the ESOP.
The amounts of our ESOP costs recognized for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
ESOP costs by contribution type:
401(k) matching contribution expense	$2,762	$2,537	$8,188	$7,385
Profit sharing contribution expense	460	385	1,442	1,266

Total ESOP costs	$3,222	$2,922	$9,630	$8,651

ESOP costs by segment:
Risk Assessment ESOP costs	$1,772	$1,710	$5,360	$5,125
Decision Analytics ESOP costs	1,450	1,212	4,270	3,526

Total ESOP costs	$3,222	$2,922	$9,630	$8,651

In addition, the portion of the ESOP allocation expense related to the appreciation of the value of the shares in the ESOP, above the value of those shares when the ESOP was first established, is not tax-deductible.
Under the terms of our approved equity compensation plans, stock options and other equity awards may be granted to employees. Prior to our IPO, we granted to key employees nonqualified stock options covered under the Insurance Services Office, Inc. 1996 Incentive Plan, or the Option Plan. Subsequent to the IPO, equity awards, including nonqualified stock options and restricted stock, granted to key employees are covered under the Verisk Analytics, Inc. 2009 Equity Incentive Plan, or the Incentive Plan. All of our outstanding stock options and restricted stock are covered under the Incentive Plan or the Option Plan. See Note 10 in our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Condensed Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2011	2010	Change	2011	2010	Change
	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Risk Assessment revenues	$139,977	$136,269	2.7%	$421,050	$405,136	3.9%
Decision Analytics revenues	200,121	151,085	32.5%	559,197	440,049	27.1%

Revenues	340,098	287,354	18.4%	980,247	845,185	16.0%

Expenses:
Cost of revenues (exclusive of items shown separately below)	137,619	117,005	17.6%	393,360	346,998	13.4%
Selling, general and administrative	51,475	40,982	25.6%	156,640	121,134	29.3%
Depreciation and amortization of fixed assets	10,798	10,035	7.6%	32,958	29,908	10.2%
Amortization of intangible assets	8,797	6,158	42.9%	26,129	20,482	27.6%
Acquisition related liabilities adjustment	—	(544)	(100.0)%	(3,364)	(544)	518.4%

Total expenses	208,689	173,636	20.2%	605,723	517,978	16.9%

Operating income	131,409	113,718	15.6%	374,524	327,207	14.5%

Other income/(expense):
Investment income	99	59	67.8%	99	183	(45.9)%
Realized (loss)/gain on securities, net	(86)	9	(1055.6)%	401	70	472.9%
Interest expense	(14,593)	(8,484)	72.0%	(39,093)	(25,395)	53.9%

Total other expense, net	(14,580)	(8,416)	73.2%	(38,593)	(25,142)	53.5%

Income before income taxes	116,829	105,302	10.9%	335,931	302,065	11.2%
Provision for income taxes	(45,842)	(42,422)	8.1%	(133,491)	(125,406)	6.4%

Net income	$70,987	$62,880	12.9%	$202,440	$176,659	14.6%

Basic net income per share	$0.43	$0.35	22.9%	$1.21	$0.98	23.5%

Diluted net income per share	$0.41	$0.34	20.6%	$1.16	$0.94	23.4%

Weighted average shares outstanding:
Basic	164,195,325	178,687,236	(8.1)%	166,728,786	179,744,297	(7.2)%

Diluted	171,169,658	187,188,667	(8.6)%	174,255,965	188,728,438	(7.7)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:

Other data:
EBITDA (1):
Risk Assessment EBITDA	$70,703	$66,402	6.5%	$212,994	$198,096	7.5%
Decision Analytics EBITDA	80,301	63,509	26.4%	220,617	179,501	22.9%

EBITDA	$151,004	$129,911	16.2%	$433,611	$377,597	14.8%

The following is a reconciliation of net income to EBITDA:
Net income	$70,987	$62,880	12.9%	$202,440	$176,659	14.6%
Depreciation and amortization	19,595	16,193	21.0%	59,087	50,390	17.3%
Investment income and realized gain on securities, net	(13)	(68)	(80.9)%	(500)	(253)	97.6%
Interest expense	14,593	8,484	72.0%	39,093	25,395	53.9%
Provision for income taxes	45,842	42,422	8.1%	133,491	125,406	6.4%

EBITDA	$151,004	$129,911	16.2%	$433,611	$377,597	14.8%

(1)
EBITDA is the financial measure which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before investment income and realized gain on securities, net, interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. Beginning 2011, our EBITDA includes acquisition related liabilities adjustment for all periods presented. In addition, this Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 12 of our condensed consolidated financial statements included in this Form 10-Q filing.

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
Consolidated Results of Operations
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Revenues
Revenues were $980.2 million for the nine months ended September 30, 2011 compared to $845.2 million for the nine months ended September 30, 2010, an increase of $135.0 million or 16.0%. In 2011 and 2010, we acquired HRP, Bloodhound, 3E, CP, and SA, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. Recent acquisitions, all within the Decision Analytics segment, contributed an increase of $70.6 million in revenues for the nine months ended September 30, 2011. Excluding recent acquisitions, revenues increased $64.4 million, which included an increase in our Risk Assessment segment of $15.9 million and an increase in our Decision Analytics segment of $48.5 million.
Cost of Revenues
Cost of revenues was $393.4 million for the nine months ended September 30, 2011 compared to $347.0 million for the nine months ended September 30, 2010, an increase of $46.4 million or 13.4%. The increase was primarily due to costs related to recent acquisitions of $29.8 million and an increase in salaries and employee benefits costs of $13.9 million, which include annual salary increases, medical costs, pension costs, and equity compensation. The net increase in salaries and employee benefits includes an offsetting reduction in pension cost of $2.1 million. Other increases include leased software expenses of $2.7 million, rent and maintenance expense of $0.1 million and other operating costs of $2.3 million. These increases were offset by a decrease in data costs of $2.4 million primarily within our Decision Analytics segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $156.6 million for the nine months ended September 30, 2011 compared to $121.1 million for the nine months ended September 30, 2010, an increase of $35.5 million or 29.3%. The increase was primarily due to costs attributable to recent acquisitions of $25.2 million and an increase in salaries and employee benefits costs of $8.4 million, which include annual salary increases, medical costs, and equity compensation. Our equity compensation expense, included within salaries, increased by $1.8 million over the prior year period primarily due to the accelerated expense recognition, which is required when awards granted to employees are no longer contingent on the employee providing additional service based on our retirement qualifications. Other increases were costs attributable to legal and accounting costs of $0.3 million, and other general expenses of $1.6 million.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $33.0 million for the nine months ended September 30, 2011 compared to $29.9 million for the nine months ended September 30, 2010, an increase of $3.1 million or 10.2%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $26.1 million for the nine months ended September 30, 2011 compared to $20.5 million for the nine months ended September 30, 2010, an increase of $5.6 million or 27.6%. The increase was primarily related to amortization of intangible assets associated with recent acquisitions of $10.3 million. This increase was offset by a decrease of $4.7 million of amortization of intangible assets associated with prior acquisitions that have been fully amortized.
Acquisition Related Liabilities Adjustment
Acquisition related liabilities adjustment was a benefit of $3.4 million for the nine months ended September 30, 2011 compared to the $0.5 million for the nine months ended September 30, 2010. This benefit was a result of a reduction of $3.4 million to contingent consideration due to the reduced probability of the D2 Hawkeye, Inc. and SA acquisitions achieving the EBITDA and revenue earn-out targets for exceptional performance in fiscal year 2011 established at the time of acquisition.
Investment Income and Realized Gain on Securities, Net
Investment income and realized gain on securities, net was a gain of $0.5 million for the nine months ended September 30, 2011 compared to a gain of $0.3 million for the nine months ended September 30, 2010, an increase of $0.2 million.
Interest Expense
Interest expense was $39.1 million for the nine months ended September 30, 2011 compared to $25.4 million for the nine months ended September 30, 2010, an increase of $13.7 million or 53.9%. This increase is primarily due to the issuance of senior notes in the aggregate principal amount of $450.0 million, which accrues at an interest rate of 5.8%. These notes are due May 1, 2021.
Provision for Income Taxes
The provision for income taxes was $133.5 million for the nine months ended September 30, 2011 compared to $125.4 million for the nine months ended September 30, 2010, an increase of $8.1 million or 6.4%. The effective tax rate was 39.7% for the nine months ended September 30, 2011 compared to 41.5% for the nine months ended September 30, 2010. The effective rate for the nine months ended September 30, 2011 was lower primarily due to a change in deferred tax assets of $2.4 million resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in the period ended March 31, 2010. Excluding this charge, the effective rate for the prior period would have been 40.7%. The September 30, 2011 effective tax rate is also lower than the September 30, 2010 effective tax rate due to favorable audit settlements, the continued execution of tax planning strategies and the benefits associated with enacted research and development legislation.
EBITDA Margin
The EBITDA margin for our consolidated results was 44.2% for the nine months ended September 30, 2011 compared to 44.7% for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the recent acquisitions mitigated our margin by 1.8%, and was partially offset by the acquisition related liabilities adjustment, which positively impacted our EBITDA margin by 0.3%.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Revenues
Revenues were $340.1 million for the three months ended September 30, 2011 compared to $287.4 million for the three months ended September 30, 2010, an increase of $52.7 million or 18.4%. Recent acquisitions accounted for an increase of $31.1 million in revenues for the three months ended September 30, 2011. Excluding recent acquisitions, revenues increased $21.6 million, which included an increase in our Risk Assessment segment of $3.7 million and an increase in our Decision Analytics segment of $17.9 million.
Cost of Revenues
Cost of revenues was $137.6 million for the three months ended September 30, 2011 compared to $117.0 million for the three months ended September 30, 2010, an increase of $20.6 million or 17.6%. The increase was primarily due to costs related to recent acquisitions of $14.6 million, and a net increase in salaries and employee benefits costs of $4.1 million, which include annual salary increases, and medical costs. Included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $0.7 million. Other increases include leased software costs of $1.3 million, rent and maintenance expense of $1.0 million and other operating expenses of $0.5 million. These increases were offset by a decrease in data costs of $0.9 million primarily within our Decision Analytics segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $51.5 million for the three months ended September 30, 2011 compared to $41.0 million for the three months ended September 30, 2010, an increase of $10.5 million or 25.6%. The increase was primarily due to costs attributable to recent acquisitions of $7.7 million, an increase in salaries and employee benefits costs of $2.4 million, which include annual salary increases, medical costs, commissions, and equity compensation expense, and an increase in other general expenses of $0.6 million. These increases were offset by a decrease of $0.2 million in legal and audit fees.
Provision for Income Taxes
The provision for income taxes was $45.8 million for the three months ended September 30, 2011 compared to $42.4 million for the three months ended September 30, 2010, an increase of $3.4 million or 8.1%. The effective tax rate was 39.2% for the three months ended September 30, 2011 compared to 40.3% for the three months ended September 30, 2010. The effective tax rate for the three months ended September 30, 2011 was lower than the effective tax rate for the three months ended September 30, 2010 due to favorable audit settlements, the continued execution of tax planning strategies and the benefits associated with enacted research and development legislation.
EBITDA Margin
The EBITDA margin for our consolidated results was 44.4% for the three months ended September 30, 2011 compared to 45.2% for the three months ended September 30, 2010. For the three months ended September 30, 2011, the recent acquisitions mitigated our margin by 1.6%.
Results of Operations by Segment
Risk Assessment Results of Operations
Revenues
Revenues were $421.0 million for the nine months ended September 30, 2011 as compared to $405.1 million for the nine months ended September 30, 2010, an increase of $15.9 million or 3.9%. Revenues were $140.0 million for the three months ended September 30, 2011 as compared to $136.3 million for the three months ended September 30, 2010, an increase of $3.7 million or 2.7%. The overall increase for both periods within this segment primarily resulted from annual price increases derived from continued enhancements to the content of our solutions and increased penetration with our existing customers.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2011	2010	Change	2011	2010	Change
	(In thousands)			(In thousands)
Industry-standard insurance programs	$92,894	$88,644	4.8%	$278,140	$264,115	5.3%
Property-specific rating and underwriting information	33,107	34,507	(4.1)%	102,621	102,733	(0.1)%
Statistical agency and data services	7,888	7,510	5.0%	23,263	21,879	6.3%
Actuarial services	6,088	5,608	8.6%	17,026	16,409	3.8%

Total Risk Assessment	$139,977	$136,269	2.7%	$421,050	$405,136	3.9%

Cost of Revenues
Cost of revenues for our Risk Assessment segment was $145.5 million for the nine months ended September 30, 2011 compared to $148.1 million for the nine months ended September 30, 2010, a decrease of $2.6 million or 1.7%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $1.2 million, primarily related to lower pension cost of $1.8 million. Salaries and employee benefit costs, excluding pension cost, increased only moderately due to a reallocation of information technology resources to our Decision Analytics segment. Other decreases consisted of rent and maintenance of $0.8 million and other expense of $0.6 million.
Cost of revenues for our Risk Assessment segment was $49.2 million for the three months ended September 30, 2011 compared to $49.5 million for the three months ended September 30, 2010, a decrease of $0.3 million or 0.6%. The decrease was primarily due to a decrease in data costs of $0.3 million and other expenses of $0.7 million. These decreases were partially offset by a net increase in salaries and employee benefits costs of $0.3 million and rent and maintenance costs of $0.4 million. Included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $0.6 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $62.5 million for the nine months ended September 30, 2011 compared to $59.0 million for the nine months ended September 30, 2010, an increase of $3.5 million or 6.1%. The increase was primarily due to an increase in salaries and employee benefit costs of $2.8 million, which include annual salary increases, medical costs, and commissions. Our equity compensation expense, included within salaries, increased by $1.8 million over the prior year period primarily due to the accelerated expense recognition for our 2011 equity awards. Other increases included legal and accounting costs of $0.5 million and other general expenses of $0.2 million.
Selling, general and administrative expenses for our Risk Assessment segment were $20.1 million for the three months ended September 30, 2011 compared to $20.4 million for the three months ended September 30, 2010, a decrease of $0.3 million or 1.4%. The decrease was primarily due to a decrease in legal and audit fees of $0.2 million, and other general expenses of $0.3 million. These decreases were offset by an increase in salaries and employee benefit costs of $0.2 million, which included annual salary increases, medical costs and commissions.
EBITDA Margin
EBITDA margin for our Risk Assessment segment was 50.6% for the nine months ended September 30, 2011 compared to 48.9% for the nine months ended September 30, 2010. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies and a reallocation of information technology and corporate resources to our Decision Analytics segment.
Decision Analytics Results of Operations
Revenues
Revenues for our Decision Analytics segment were $559.2 million for the nine months ended September 30, 2011 compared to $440.1 million for the nine months ended September 30, 2010, an increase of $119.1 million or 27.1%. Recent acquisitions accounted for an increase of $70.6 million in revenues for the nine months ended September 30, 2011. Excluding the impact of recent acquisitions, revenue increased $48.5 million for the nine months ended September 30, 2011. Our loss quantification solution revenues increased $26.2 million, or 30.5%, as a result of new customer contracts and claims volume increases associated with severe weather conditions and other damages experienced in the United States. Our loss prediction solutions revenue, excluding recent acquisitions, increased $13.0 million, or 11.4%, primarily from increased penetration of our existing customers and new projects.

Our fraud identification and detection solutions revenue, excluding recent acquisitions, increased $9.3 million, or 3.9%, due to an increase in revenues of insurance and healthcare fraud services, partially offset by a decrease in mortgage solutions.
Revenues for our Decision Analytics segment were $200.1 million for the three months ended September 30, 2011 compared to $151.1 million for the three months ended September 30, 2010, an increase of $49.0 million or 32.5%. Recent acquisitions accounted for an increase of $31.1 million in revenues for the three months ended September 30, 2011. Excluding the impact of recent acquisitions, revenue increased $17.9 million for the three months ended September 30, 2011. Increased revenue in our loss quantification solution of $9.3 million, or 29.8%, is primarily a result of new customer contracts and claims volume increases associated with severe weather conditions and other damages experienced in the United States. Our fraud identification and detection solutions revenue increased $3.2 million, or 4.0%, primarily due to an increase in revenues of insurance and healthcare fraud services. Our loss prediction solutions’ revenue increased of $5.4 million, or 14.2%, was primarily from increased penetration of our existing customers and new projects.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2011	2010	Change	2011	2010	Change
	(In thousands)			(In thousands)
Fraud identification and detection solutions	$94,663	$81,584	16.0%	$274,317	$239,574	14.5%
Loss prediction solutions	64,680	38,079	69.9%	173,026	114,786	50.7%
Loss quantification solutions	40,778	31,422	29.8%	111,854	85,689	30.5%

Total Decision Analytics	$200,121	$151,085	32.5%	$559,197	$440,049	27.1%

Cost of Revenues
Cost of revenues for our Decision Analytics segment was $247.9 million for the nine months ended September 30, 2011 compared to $198.9 million for the nine months ended September 30, 2010, an increase of $49.0 million or 24.6%. The increase included $29.8 million in costs attributable to recent acquisitions. Excluding the impact of these acquisitions, the cost of revenues increased $19.2 million, primarily due to a net increase in salaries and employee benefits of $15.1 million, which include annual salary increases and increased medical costs, and the reallocation of information and technology resources from Risk Assessment. Included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $0.3 million. Other increases include rent and maintenance costs of $0.9 million, leased software costs of $2.7 million and other operating expenses of $2.9 million. These increases were partially offset by a decrease in data costs of $2.4 million.
Cost of revenues for our Decision Analytics segment was $88.4 million for the three months ended September 30, 2011 compared to $67.5 million for the three months ended September 30, 2010, an increase of $20.9 million or 31.0%. The increase included $14.6 million in costs attributable to recent acquisitions. Excluding the impact of these acquisitions, the cost of revenues increased $6.3 million, primarily due to an increase in salaries and employee benefits of $3.8 million, which include annual salary increases and increased medical costs. The net increase in salaries and employee benefits includes an offsetting reduction in pension cost of $0.1 million. Other increases include leased software costs of $1.3 million, rent and maintenance costs of $0.6 million and other operating expenses of $1.2 million. These increases were offset by a decrease in data costs of $0.6 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $94.1 million for the nine months ended September 30, 2011 compared to $62.1 million for the nine months ended September 30, 2010, an increase of $32.0 million or 51.4%. The increase was due to costs attributable to recent acquisitions of $25.2 million and an increase in salaries and employee benefits costs of $5.6 million, which include increases in annual salary, medical costs, commissions, and equity compensation. Other general expenses also increased $1.4 million. These increases were partially offset by a decrease in legal and accounting costs of $0.2 million.

Selling, general and administrative expenses were $31.4 million for the three months ended September 30, 2011 compared to $20.6 million for the three months ended September 30, 2010, an increase of $10.8 million or 52.2%. The increase was due to costs attributable to recent acquisitions of $7.7 million, an increase in salaries and employee benefits costs of $2.2 million, which include annual salary increases, medical costs, commissions, and equity compensation; and an increase in other operating expenses of $0.9 million.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment was 39.5% for the nine months ended September 30, 2011 compared to 40.8% for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, recent acquisitions mitigated our margin expansion by 2.5%, and a reallocation of information technology and corporate resources mitigated our margin. These mitigating factors were partially offset by the acquisition related liabilities adjustment, which positively impacted our EBITDA margin by 0.6%.
Liquidity and Capital Resources
As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents and available-for sale securities of $57.7 million and $60.6 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year, and many are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, including acquisition contingent payments, and to fuel our future growth plans.
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
Our capital expenditures, which include non-cash purchases of fixed assets, as a percentage of revenues for the nine months ended September 30, 2011 and 2010, were 4.9% and 2.9%, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with the accounting guidance for costs of computer software developed or obtained for internal use. The amounts capitalized in accordance with the accounting guidance for software to be sold, leased or otherwise marketed are not significant to the financial statements.
We historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2011, we repurchased $340.1 million of our Class A common stock. During the nine months ended September 30, 2010, we repurchased $135.6 million of our Class A common stock and $15.1 million of shares used in the settlement of taxes upon the exercise of stock options. On July 8, 2011, our board of directors authorized an additional $150.0 million of share repurchases under the Repurchase Program. See Note 9 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.
We provide pension and postretirement benefits to certain qualifying active employees and retirees. Based on the pension funding policy, we contributed $19.1 million and $15.2 million to the pension plan in the nine months ended September 30, 2011 and 2010, respectively, and expect to contribute approximately $6.7 million to the pension plan in remaining periods of 2011. Under the postretirement plan, we provide certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. We contributed approximately $2.5 million and $2.9 million to the postretirement plan in the nine months ended September 30, 2011 and 2010 and expect to contribute approximately $1.7 million in the remaining periods of 2011. See Note 11 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Financing and Financing Capacity
We had total debt, excluding capital lease and other obligations, of $1,009.0 million and $835.0 million at September 30, 2011 and December 31, 2010, respectively. The debt at September 30, 2011 primarily consisted of long-term senior notes and loan facilities drawn to finance our stock repurchases and acquisitions.
On April 6, 2011, we completed an issuance of senior notes in the aggregate principal amount of $450.0 million. These senior notes are due on May 1, 2021 and accrue interest at 5.80%. We received net proceeds of $446.0 million after deducting original issue discount, underwriting discount, and commissions of $4.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our syndicated revolving credit facility or any amendment, refinancing or replacement thereof. Interest will be payable semi-annually on May 1st and November 1st of each year, beginning on November 1, 2011. Interest accrued from April 6, 2011. We used a portion of the proceeds to repay amounts outstanding under our revolving credit facility. We expect to redraw from our syndicated revolving credit facility over time as needed for our corporate strategy, including for general corporate purposes and acquisitions. The indenture governing the senior notes restricts our ability and our subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.
As of September 30, 2011, we had a $600.0 million committed revolving credit facility with a syndicate of lenders due September 2014. On March 16, 2011, The Northern Trust Company joined the syndicated revolving credit facility to increase the capacity by $25.0 million, for a $600.0 million total commitment. On March 28, 2011, we entered into amendments to our revolving credit facility and our master shelf agreements to, among other things, permit the issuance of the senior notes and guarantees noted above.
The $600.0 million syndicated revolving credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on asset sales, sale and leaseback transactions, payments between us and our subsidiaries, cross defaults, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that during any period of four fiscal quarters we maintain a consolidated funded debt leverage ratio of below 3.0 to 1.0. We were in compliance with all debt covenants under the credit facility as of September 30, 2011.
On October 25, 2011, we amended and restated our revolving credit agreement to increase the total revolving credit facility from $600.0 million to $700.0 million, extended the maturity date from September 2014 to October 2016 and modified certain conditions to borrowing, covenants, and events of default. Verisk Analytics, Inc. and Insurance Services Office, Inc. are co-borrowers under the amended credit agreement. The amended credit agreement also resulted in a decrease to applicable interest rates. The interest rates for borrowing under the amended credit agreement will now be the applicable LIBOR plus 1.25% to 1.875%, depending upon the result of certain ratios defined in the amended credit agreement. All borrowings under the amended credit agreement continue to be unsecured.
We also have long-term loan facilities under uncommitted master shelf agreements with Aviva Investors North America, or Aviva, New York Life and Prudential Capital Group, or Prudential, with availabilities at September 30, 2011 in the amounts of $20.0 million, $30.0 million and $190.0 million, respectively. We can borrow under the Aviva Master Shelf Agreement until December 10, 2011, the New York Life Master Shelf Agreement until March 16, 2013 and the Prudential Master Shelf Agreement until August 30, 2013.
The notes outstanding under these facilities mature over the next five years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.13% for the nine months ended September 30, 2011. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another company. Our shelf agreements also contains financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and a leverage ratio of below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of September 30, 2011.

Cash Flow
The following table summarizes our cash flow data for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$323,754	$241,807
Net cash used in investing activities	$(186,406)	$(29,488)
Net cash used in financing activities	$(139,494)	$(176,580)
Operating Activities
Net cash provided by operating activities increased to $323.8 million for the nine months ended September 30, 2011 from $241.8 million for the nine months ended September 30, 2010. The increase in net cash provided by operating activities was principally due to an increase in cash receipts from customers during the nine months ended September 30, 2011 and the deferral of our third quarter 2011 federal tax payment to the fourth quarter 2011 as a result of a temporary federal tax relief program related to Hurricane Irene. This increase was partially offset by an increase in operating payments primarily related to increased pension contributions during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
Investing Activities
Net cash used in investing activities was $186.4 million for the nine months ended September 30, 2011 compared to $29.5 million for the nine months ended September 30, 2010. The increase in net cash used in investing activities was principally due to an increase in acquisition and escrow related payments of $133.4 million, primarily related to the acquisitions of Bloodhound and HRP in the second quarter of 2011, and an increase in the purchases of fixed assets of $19.7 million.
Financing Activities
Net cash used in financing activities was $139.5 million for the nine months ended September 30, 2011 and $176.6 million for the nine months ended September 30, 2010. Net cash used in financing activities for the nine months ended September 30, 2011 was primarily related to repurchases of our Class A common stock of $340.1 million partially offset by an increase in total net debt of $166.7 million. Net cash used in financing activities for the nine months ended September 30, 2010 was primarily related to a decrease in total debt of $67.0 million and repurchases of our Class A common stock of $129.8 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 28, 2011 except as noted below.
On April 6, 2011, we completed an issuance of senior notes in the aggregate principal amount of $450.0 million. These senior notes are due on May 1, 2021 and accrue interest at 5.80%. We received net proceeds of $446.0 million after deducting discounts and commissions of $4.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our syndicated revolving credit facility or any amendment, refinancing or replacement thereof. Interest is payable semi-annually on May 1st and November 1st of each year, beginning on November 1, 2011. Interest accrued from April 6, 2011.
On October 25, 2011, we amended and restated our revolving credit agreement to increase the total revolving credit facility from $600.0 million to $700.0 million, extended the maturity date from September 2014 to October 2016 and modified certain conditions to borrowing, covenants, and events of default. Verisk Analytics, Inc. and Insurance Services Office, Inc. are co-borrowers under the amended credit agreement. The amended credit agreement also resulted in a decrease to applicable interest rates. The interest rates for borrowing under the amended credit agreement will now be the applicable LIBOR plus 1.25% to 1.875%, depending upon the result of certain ratios defined in the amended credit agreement. All borrowings under the amended credit agreement continue to be unsecured.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks at September 30, 2011 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2011.
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three month period ended September 30, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 14 to our condensed consolidated financial statements for the nine months ended September 30, 2011 for a description of our significant current legal proceedings, which is incorporated by reference herein.
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
Revenue derived from solutions we provide the U.S. mortgage and mortgage-related industries accounted for approximately 13% of our total revenue in the year ended December 31, 2010. Our forensic audit business and business with government-sponsored entities in the mortgage business accounted for approximately 65% of our total mortgage and mortgage-related revenue in 2010. Because our business relies on transaction volumes based on both new mortgage applications and forensic audit of funded loans, reductions in either the volume of mortgage loans originated or the number or quality of funded loans could reduce our revenue. Mortgage origination volumes in 2010 declined versus 2009. This decline had continued through June 30, 2011, and may continue based on changes in the mortgage market related to the U.S. mortgage crisis.
Recently there have been proposals to restructure or eliminate the roles of Fannie Mae and Freddie Mac. The restructuring or elimination of either Fannie Mae or Freddie Mac could have a negative effect on the U. S. mortgage market and on our revenue derived from the solutions we provide to the mortgage industry. If origination volumes and applications for mortgages decline, our revenue in this part of the business may decline if we are unable to increase the percentage of mortgages examined for existing customers or add new customers. Our forensic audit business has benefited from the high amount of bad loans to be examined by mortgage insurers and other parties as a result of the U.S. mortgage crisis. Certain mortgage insurers who have been operating under regulatory waivers of capital sufficiency requirements have announced that they are currently unable to write new mortgage insurance policies unless regulatory relief is provided. Such a development could impact the volume of loans to be examined in our forensic audit business and could reduce our revenue and profitability. Additionally, a withdrawal of mortgage insurers from the mortgage loan market could potentially reduce the volume of loan originations, which could reduce the revenue in our origination-related business. Two customers represented the majority of our mortgage revenue in 2010 and if their volumes decline and we are not able to replace such volumes with new customers, our revenue may decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities
On April 29, 2010, our board of directors authorized a $150.0 million share repurchase program, or the Repurchase Program, of our common stock. On October 19, 2010, March 11, 2011, and July 8, 2011, our board of directors authorized additional capacity of $150.0 million each, bringing the Repurchase Program to a total of $600.0 million. Under the Repurchase Program, we may repurchase stock in the open market or as otherwise determined by us. These authorizations have no expiration dates, although they may be suspended or terminated at any time. Our shares repurchased for the quarter ended September 30, 2011 are set forth below:

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	(in thousands)
July 1, 2011 through July 31, 2011	1,066,497	$33.95	1,066,497	$134,232
August 1, 2011 through August 31, 2011	2,100,159	$32.43	2,100,159	$66,116
September 1, 2011 through September 30, 2011	549,372	$34.09	549,372	$47,387

Total	3,716,028		3,716,028

Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc. (Registrant)
Date: November 1, 2011	By:	/s/ Mark V. Anquillare
Mark V. Anquillare
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1
Amended and Restated Credit Agreement dated October 25, 2011 among Verisk Analytics, Inc., as co-borrower, Insurance Services Office, Inc., as co-borrower, the guarantors party thereto, and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2011.

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