Form 10-K
period 2011-12-31
Verisk Analytics, Inc.
filed 2012-02-28
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.              ☑  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                   ☑   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                             ☑  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                 ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,960,601,791 based on the closing price reported on the NASDAQ Global Select Market on such date.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 24, 2012 was:

Class	Shares Outstanding
Class A common stock $.001 par value	164,791,059

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

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

Our Company

Verisk Analytics is a leading provider of information about risk to professionals in insurance, healthcare, mortgage, government, supply chain, and risk management. Using advanced technologies to collect and analyze billions of records, we draw on industry expertise and unique proprietary data sets to provide predictive analytics and decision-support solutions in fraud prevention, actuarial science, insurance coverages, fire protection, catastrophe and weather risk, data management, and many other fields. In the United States and around the world, we help customers protect people, property, and financial assets.

Our customers use our solutions to make better risk decisions with greater efficiency and discipline. We refer to these products and services as ‘solutions’ due to the integration among our services and the flexibility that enables our customers to purchase components or the comprehensive package. These ‘solutions’ take various forms, including data, statistical models or tailored analytics, all designed to allow our clients to make more logical decisions. We believe our solutions for analyzing risk positively impact our customers’ revenues and help them better manage their costs. In 2011, our U.S. customers included all of the top 100 P&C insurance providers, as well as numerous health plans and third party administrators, leading mortgage insurers, and mortgage lenders. We believe that our commitment to our customers and the embedded nature of our solutions serve to strengthen and extend our relationships.

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

We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically pre-paid and represented approximately 69.0% of our revenues in 2011. For the year ended December 31, 2011, we had revenues of $1,331.8 million and net income of $282.8 million. For the five year period ended December 31, 2011, our revenues and net income grew at a CAGR of 13.5% and 17.1%, respectively.

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

Our expansion into analytics began when we acquired the American Insurance Services Group, or AISG, and certain operations and assets of the National Insurance Crime Bureau in 1997 and 1998, respectively. Those organizations brought to the company large databases of insurance claims, as well as expertise in detecting and preventing claims fraud. To further expand our Decision Analytics segment, we acquired AIR Worldwide, or AIR, in 2002, the technological leader in catastrophe modeling. In 2004, we entered the healthcare space by acquiring several businesses that now offer web-based analytical and reporting systems for health insurers, provider organizations and self-insured employers. In 2005, we entered the mortgage sector, acquiring the first of several businesses that now provide automated fraud detection, compliance and decision support solutions for the U.S. mortgage industry. In 2006, to bolster our position in the insurance claims field we acquired Xactware, a leading supplier of estimating software for professionals involved in building repair and reconstruction. In 2010, we acquired 3E Company, creating a scale presence in supply chain and environmental health and safety. In 2011, we further bolstered our healthcare solutions by acquiring Health Risk Partners, LLC, or HRP, which provides solutions to optimize revenue, which ensure compliance and improve quality of care for Medicare Advantage and Medicaid health plans, and Bloodhound Technologies, Inc., or Bloodhound, which provides real-time pre-adjudication medical claims editing.

These acquisitions have added scale, geographic reach, highly skilled workforces, and a wide array of new capabilities to our Decision Analytics segment. They have helped to make us a leading provider of information and decision analytics for customers involved in the business of risk in the U.S. and selectively around the world.

Our senior management operating team, which includes our chief executive officer, chief financial officer, chief operating officer, general counsel, and three senior officers who lead our business units, have been with us for an average of over twenty years. This team has led our transformation to a successful for-profit entity, focused on growth with our U.S. P&C insurer customers and expansion into a variety of new markets.

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

Segments

We organize our business in two segments: Risk Assessment and Decision Analytics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this annual report for information regarding our segments.

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

Each year, P&C insurers send us approximately 2.9 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain a database of over 15.8 billion statistical records, including approximately 6.1 billion commercial lines records and approximately 9.7 billion personal lines records. We collect unit-transaction detail of each premium and loss record, which enhances the validity, reliability and accuracy of our data sets and our actuarial analyses. Our proprietary quality process includes almost 2,500 separate checks to ensure that data meet our high standards of quality.

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

Industry-Standard Insurance Programs

We are the recognized leader in the U.S. for industry-standard insurance programs that help P&C insurers define coverages and issue policies. Our policy language, prospective loss cost information and policy writing rules can serve as integrated turnkey insurance programs for our customers. Insurance companies need to ensure that their policy language, rules, and rates comply with all applicable legal and regulatory requirements. Insurers must also make sure their policies remain competitive by promptly changing coverages in response to changes in statutes or case law. To meet their needs, we process and interface with state regulators on average over 2,800 filings each year, ensuring smooth implementation of our rules and forms. When insurers choose to develop their own alternative programs, our industry-standard insurance programs also help regulators make sure that such insurers’ policies meet basic coverage requirements.

Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps to ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation, because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements and policy writing support language that assist our customers in understanding the risks they assume and the coverages they are offering. With these policy programs, insurers also benefit from economies of scale. We have over 200 specialized lawyers and insurance experts reviewing changes in each state’s insurance rules and regulations, including on average over 13,000 legislative bills, 1,000 regulatory actions and 2,000 court cases per year, to make any required changes to our policy language and rating information.

To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowner’s line of insurance, we maintain policy language and rules for 6 basic coverages, 254 national endorsements, and 479 state-specific endorsements. Overall, we provide policy language, prospective loss costs, policy writing rules, and a variety of other solutions for 25 lines of insurance.

Property-Specific Rating and Underwriting Information

We gather information on individual properties and communities so that insurers can use our information to evaluate and price personal and commercial property insurance, as well as commercial liability insurance. Our property-specific rating and underwriting information allow our customers to understand, quantify, underwrite, mitigate, and avoid potential loss for residential and commercial properties. Our database contains loss costs and other vital information on more than 3.3 million commercial buildings in the United States and also holds information on more than 6 million individual businesses occupying those buildings. We have a staff of approximately 600 field representatives strategically located around the United States who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits more than 350,000 commercial properties to collect information on new buildings and verify building attributes.

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

Decision Analytics Segment

In the Decision Analytics segment, we support all four phases of our Risk Analysis Framework. We develop predictive models to forecast scenarios and produce both standard and customized analytics that help our customers better predict loss, select and price risk, detect fraud before and after a loss event, and quantify losses. Effective December 31, 2011, we provided additional disclosure about our revenue within Decision Analytics segment based on the industry vertical groupings of insurance, mortgage and financial services, healthcare and specialized markets. Previously, we disclosed revenue based on the classification of our solution as fraud identification and detection solutions, loss prediction solutions and loss quantification solutions. We believe that this change enhances financial reporting transparency and helps investors better understand the themes within the Decision Analytics segment. The businesses are categorized by the primary end market for their services.

As we develop our models to quantify loss and detect fraud, we improve our ability to predict the loss and prevent the fraud from happening. We believe this provides us with a significant competitive advantage over firms that do not offer solutions which operate both before and after loss events.

Insurance

Fraud Detection and Prevention:    We are a leading provider of fraud-detection tools for the P&C insurance industry. Our fraud solutions improve our customers’ profitability by both predicting the likelihood that fraud is occurring and detecting suspicious activity after it has occurred. When a claim is submitted, our system searches our database and returns information about other claims filed by the same individuals or businesses (either as claimants or insurers) that help our customers determine if fraud has occurred. The system searches for matches in identifying information fields, such as name, address, Social Security number, vehicle identification number, driver’s license number, tax identification number, or other parties to the loss. Our system also includes advanced name and address searching to perform intelligent searches and improve the overall quality of the matches. Information from match reports speeds payment of meritorious claims while providing a defense against fraud and can lead to denial of a claim, negotiation of a reduced award or further investigation by the insurer or law enforcement.

We have a comprehensive system used by claims adjusters and investigations professionals to process claims and fight fraud. Claims databases are one of the key tools in the fight against insurance fraud. The benefits of a single all-claims database include improved efficiency in reporting data and searching for information, enhanced capabilities for detecting suspicious claims and superior information for investigating fraudulent claims, suspicious individuals and possible fraud rings. Our database contains information on nearly 800 million claims and is the world’s largest database of claims information used for claims and investigations. Insurers and other participants submit new claim reports, more than 239,000 a day on average, across all categories of the U.S. P&C insurance industry.

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

Loss Prediction:    We pioneered the field of probabilistic catastrophe modeling used by insurers, reinsurers and financial institutions to manage their catastrophe risk. Our models of global natural hazards, which form the basis of our solutions, enable companies to identify, quantify and plan for the financial consequences of catastrophic events. We have developed models, covering natural hazards, including hurricanes, earthquakes, winter storms, tornadoes, hailstorms, and flood, for potential loss events in more than 80 countries. We have also developed and introduced a probabilistic terrorism model capable of quantifying the risk in the U.S. from this emerging threat, which supports pricing and underwriting decisions down to the level of an individual policy

Loss Quantification:    We provide data, analytic and networking products for professionals involved in estimating all phases of building repair and reconstruction. We provide solutions for every phase of a building’s life, including:

•	quantifying the ultimate cost of repair or reconstruction of damaged or destroyed buildings;

•	aiding in the settlement of insurance claims; and

•	tracking the process of repair or reconstruction and facilitating communication among insurers, adjusters, contractors and policyholders.

To help our customers estimate repair costs, we provide a solution that assists contractors and insurance adjusters to estimate repairs using a patented plan-sketching program. The program allows our customers to sketch floor plans, roof plans and wall-framing plans and automatically calculates material and labor quantities for the construction of walls, floors, footings and roofs.

We also offer our customers access to wholesale and retail price lists, which include structural repair and restoration pricing for 467 separate economic areas in North America. We revise this information monthly and, in the aftermath of a major disaster, we can update the price lists as often as weekly to reflect rapid price changes. Our structural repair and cleaning database contains more than 13,000 unit-cost line items. For each line item such as smoke cleaning, water extraction and hazardous cleanup, we report time and material pricing, including labor, labor productivity rates (for new construction and restoration), labor burden and overhead, material costs, and equipment costs. We improve our reported pricing data by several methods including direct market surveys, and an analysis of the actual claims experience of our customers. We estimate that about 80.0% of all homeowners’ claims settled in the U.S. annually use our solution. Utilization of such a large percentage of the industry’s claims leads to accurate reporting of pricing information, which we believe is unmatched in the industry.

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

Mortgage and Financial Services

Fraud Detection and Prevention:    We are a leading provider of automated fraud detection, compliance and decision-support tools for the mortgage industry. Utilizing our own loan level application database combined with actual mortgage loan performance data, we have established a risk scoring system which increases our customers’ ability to detect fraud. We provide solutions that detect fraud through each step of the mortgage lifecycle and provide regulatory compliance solutions that perform instant compliance reviews of each mortgage application. Our fraud solutions can improve our customers’ profitability by predicting the likelihood that a customer account is experiencing fraud. Our solution analyzes customer transactions in real time and generates recommendations for immediate action which are critical to stopping fraud and abuse. These applications can also detect some organized fraud schemes that are too complex and well-hidden to be identified by other methods.

Effective fraud detection relies on pattern identification, which in turn requires us to identify, isolate and track mortgage applications through time. Histories of multiple loans, both valid and fraudulent, are required to compare a submitted loan both to actual data and heuristic analyses. For this reason, unless fraud detection solutions are fueled by comprehensive data, their practicality is limited. Our proprietary database contains more than 21 million current and historical loan applications collected over the past ten years. This database contains data from loan applications as well as supplementary third-party data.

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

Healthcare

Fraud Detection and Prevention:    We offer solutions that help healthcare claims payors detect fraud, abuse and overpayment. Our approach combines computer-based modeling and profiling of claims with analysis performed by clinical experts. We run our customers’ claims through our proprietary analytic system to identify potential fraud, abuse and overpayment, and then a registered nurse, physician or other clinical specialist skilled in coding and reimbursement decisions reviews all suspect claims and billing patterns. This combination of system and human review is unique in the industry and we believe offers improved accuracy for paying claims.

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

Loss Prediction:    We are a leading provider of healthcare business intelligence and predictive modeling. We provide analytical and reporting systems to health insurers, provider organizations and self-insured employers. Those organizations use our solutions to review their healthcare data, including information on claims, membership, providers and utilization, and provide cost trends, forecasts and actuarial, financial and utilization analyses.

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

We also provide our customers healthcare services using complex clinical analyses to uncover reasons behind cost and utilization increases. Physicians and hospitals are adopting and acquiring new technologies, drugs and devices more rapidly than ever before. We provide financial and actuarial analyses, clinical, technical and implementation services and training services to help our customers manage costs and risks to their practices.

Specialized Markets

Loss Prediction:    We help businesses and governments better anticipate and manage climate- and weather-related risks. We prepare certain agencies and companies to anticipate, manage, react to and profit from weather and climate related risk. We serve our clients by providing state-of-the-art research, development and analysis delivered in reports, databases and software solutions. We are dedicated to the advancement of scientific understanding of the atmospheric, climate and weather, ocean, and planetary sciences. Through research conducted by our in-house scientific staff, and often in collaboration with world-renowned scientists at academic and other research institutions, we have developed analytical tools to help measure and observe the properties of the environment and to translate these measurements into useful information to take action.

We also offer a comprehensive suite of data and information services that enables improved compliance with global Environmental Health & Safety, or EH&S requirements related to the safe manufacturing, distribution, transportation, usage and disposal of chemicals and products. From the supply chain or solutions lifecycle, we deliver a program specific to the EH&S compliance information and management needs of our customers. We have a full solutions lifecycle and cross-supply chain approach that provide a single, integrated solution for managing EH&S capabilities, resulting in reduced cost, risk and liability while improving process.

Our Growth Strategy

Over the past five years, we have grown our revenues at a CAGR of 13.5% through the successful execution of our business plan. These results reflect strong organic revenue growth, new product development and selected acquisitions. We have made, and continue to make, investments in people, data sets, analytic solutions, technology, and complementary businesses. The key components of our strategy include:

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

Decision Analytics Customers

In the Decision Analytics segment, we provide our P&C insurance solutions to the majority of the P&C insurers in the U.S. Specifically, our claims database serves thousands of customers, representing nearly 93.0% of the P&C insurance industry by premium volume, 26 state workers’ compensation insurance funds, 592 self-insurers, 454 third-party administrators, several state fraud bureaus, and many law-enforcement agencies involved in investigation and prosecution of insurance fraud. Also, P&C insurance companies using our building and repair solutions represent about 80.0% of the property market in the U.S. We estimate that more than 80.0% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. In the U.S. healthcare industry, our customers include numerous health plans and third party administrators. In the U.S. mortgage industry, we have more than 750 customers. We provide our solutions to leading mortgage lenders and mortgage insurers. We have been providing services to mortgage insurers for over 20 years.

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

Decision Analytics Competitors

In the P&C insurance claims market and catastrophe modeling market, certain products are offered by a number of companies, including Risk Management Solutions (catastrophe modeling), LexisNexis Risk Solutions (loss histories and motor vehicle records for personal lines underwriting), MSB (property value and claims estimator), and Solera (personal automobile underwriting). We believe that our P&C insurance industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against these competitors with more limited offerings. In the healthcare market, certain products are offered by a number of companies, including Computer Sciences Corporation (evaluation of bodily injury and workers’ compensation claims), Fair Isaac Corporation (workers’ compensation and healthcare claims cost containment) and OptumInsight, McKesson, Medstat, MedAssurant, and iHealth (healthcare predictive modeling and business intelligence). Competitive factors include application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and price. In the mortgage analytics solutions market, our competitors include CoreLogic and DataVerify Corporation (mortgage lending fraud identification). We believe that none of our competitors in the mortgage analytics market offers the same combination of expertise in fraud detection analytics and forensic audit capabilities.

Development of New Solutions

We take a market-focused team approach to developing our solutions. Our operating units are responsible for developing, reviewing and enhancing our various products and services. Our data management and production team designs and manages our processes and systems for market data procurement, proprietary data production and quality control. Our Enterprise Data Management, or EDM, team supports our efforts to create new information and products from available data and explores new methods of collecting data. EDM is focused on understanding and documenting business-unit and corporate data assets and data issues; sharing and combining data assets across the enterprise; creating an enterprise data strategy; facilitating research and product development; and promoting cross-enterprise communication. Our ISO Innovative Analytics, or IIA, team is a corporate center of excellence for analytical methods in applying modeling techniques to predict risk outcomes.

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

We also add to our offerings through an active acquisition program. Since 2007, we have acquired 13 businesses, which have allowed us to enter new markets, offer new products and enhance the value of existing products with additional proprietary sources of data.

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

Sales, Marketing and Customer Support

We sell our products and services primarily through direct interaction with our clients. We employ a three-tier sales structure that includes salespeople, product specialists and sales support. As of December 31, 2011, we had a sales force of 286 people. Within the company, several areas have sales teams that specialize in specific products and services. These specialized sales teams sell specific, highly technical product sets to targeted markets.

To provide account management to our largest customers, we segment the insurance carrier market into three groups. Tier One or “National” Accounts constitutes our largest customers, Tier Two or “Strategic” Accounts represents both larger carrier groups and middle-market carriers. Tier Three are the small insurance companies that may represent one line of business and/or be one-state or regional writers. A Sales Generalist is assigned to every insurer account and is responsible for our overall relationship with these insurance companies. Our senior executives are also involved with the senior management of our customers.

Sales people participate in both customer-service and sales activities. They provide direct support, interacting frequently with assigned customers to assure a positive experience using our services. Salespeople primarily seek out new sales opportunities and work with the various sales teams to coordinate sales activity and provide the best solutions for our customers. We believe our salespeople’s product knowledge and local presence differentiates us from our competition. Product specialists are subject-matter experts and work with salespeople on specific opportunities for their assigned products. Both salespeople and product specialists have responsibility for identifying new sales opportunities. A team approach and a common customer relationship management system allow for effective coordination between the two groups.

Sources of our Data

The data we use to perform our analytics and power our solutions are sourced through six different kinds of data arrangements. First, we gather data from our customers within agreements that also permit our customers to use the solutions created upon their data. These agreements remain in effect unless the data contributor chooses to opt out and represent our primary method of data gathering. It is very rare that contributors elect not to continue providing us data. Second, we have agreements with data contributors in which we specify the particular uses of their data and provide to the data contributors their required levels of privacy, protection of data and where necessary de-identification of data. These agreements represent no cost to us and generally feature a specified period of time for the data contributions and require renewal. Third, we “mine” data found inside the transactions supported by our solutions; as an example, we utilize the claims settlement data generated inside our repair cost estimating solution to improve the cost factors used in our models. Again, these arrangements represent no cost to us and we obtain the consent of our customers to make use of their data in this way. Fourth, we source data generally at no cost from public sources including federal, state and local governments. Fifth, we gather data about the physical characteristics of commercial properties through the direct observation of our field staff that also perform property surveys at the request of, and facilitated by, property insurers. Lastly, we purchase data from data aggregators under contracts that reflect prevailing market pricing for the data elements purchased, including county tax assessor records, descriptions of hazards such as flood plains and professional licenses. In all our modes of data collection, we are the owners of whatever derivative solutions we create using the data. Our costs of data received from our customers were 1.5% and 1.7% of revenues for the years ended December 31, 2011 and 2010, respectively.

Information Technology

Technology

Our information technology systems are fundamental to our success. They are used for the storage, processing, access and delivery of the data which forms the foundation of our business and the development and delivery of our solutions provided to our clients. Much of the technology we use and provide to our customers is developed, maintained and supported by approximately 1,020 employees. We generally own or have secured ongoing rights to use for the purposes of our business all the customer-facing applications which are material to our operations. We support and implement a mix of technologies, focused on implementing the most efficient technology for any given business requirement or task.

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

Employees

As of December 31, 2011, we employed 5,200 full-time and 201 part-time employees. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Our employees include over 200 actuarial professionals, including 43 Fellows and 25 Associates of the Casualty Actuarial Society, as well as 147 Chartered Property Casualty Underwriters, 19 Certified and 23 Associate Insurance Data Managers, and over 500 professionals with advanced degrees, including PhDs in mathematics and statistical modeling who review both the data and the models.

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

We depend upon data from external sources, including data received from customers and various government and public record services, for information used in our databases. In general, we do not own the information in these databases, and the participating organizations could discontinue contributing information to the databases. Our data sources could withdraw or increase the price for their data for a variety of reasons, and we could also become subject to legislative or judicial restrictions on the use of such data, in particular if such data is not collected by the third parties in a way which allows us to legally use and/or process the data. In addition, some of our customers are significant stockholders of our company. Specifically, a portion of Class A common stock is owned by insurers who are also our customers. If our customers’ percentage of ownership of our common stock decreases in the future, there can be no assurance that our customers will continue to provide data to the same extent or on the same terms. If a substantial number of data sources, or certain key sources, were to withdraw or be unable to provide their data, or if we were to lose access to data due to government regulation or if the collection of data became uneconomical, our ability to provide solutions to our customers could be impacted, which could materially adversely affect our business, reputation, financial condition, operating results and cash flows.

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

Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2011, approximately 52.0 % of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, sales of certain of our solutions are tied to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions. Factors that might affect the acceptance of these solutions by P&C primary insurers include the following:

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

Our revenues from customers in the mortgage vertical is largely transactional and subject to changing conditions of the U.S mortgage market.

Revenue derived from solutions we provide the U.S. mortgage and mortgage-related industries accounted for approximately 10.0% of our total revenue in the year ended December 31, 2011. Our forensic audits business and business with government-sponsored entities in the mortgage business accounted for approximately 67.0% of our total mortgage and mortgage-related revenue in 2011. Because our business relies on transaction volumes based on both new mortgage applications and forensic audit of funded loans, reductions in either the volume of mortgage loans originated or the number or quality of funded loans could reduce our revenue. Mortgage origination volumes in 2011 declined versus 2010. This decline may continue based on changes in the mortgage market related to the U.S. mortgage crisis. Recently there have been proposals to restructure or eliminate the roles of Fannie Mae and Freddie Mac. The restructuring or elimination of either Fannie Mae or Freddie Mac could have a negative effect on the U. S. mortgage market and on our revenue derived from the solutions we provide to the mortgage industry. If origination volumes and applications for mortgages decline, our revenue in this part of the business may decline if we are unable to increase the percentage of mortgages examined for existing customers or add new customers. Our forensic audit business has benefited from the high amount of bad loans to be examined by mortgage insurers and other parties as a result of the U.S. mortgage crisis. Certain mortgage insurers who have been operating under regulatory waivers of capital sufficiency requirements have announced that they are currently unable to write new mortgage insurance policies unless regulatory relief is provided. Such a development could impact the volume of loans to be examined in our forensic audit business and could reduce our revenue and profitability. Additionally, a withdrawal of mortgage insurers from the mortgage loan market could potentially reduce the volume of loan originations, which could reduce the revenue in our origination-related business. Two customers represented the majority of our mortgage revenue in 2011 and if their volumes decline and we are not able to replace such volumes with new customers, our revenue may decline.

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

Incidents in which consumer data has been fraudulently or improperly acquired, or any other security or privacy breaches, may occur and could go undetected. The number of potentially affected consumers identified by any future incidents is obviously unknown. Any such incident could materially and adversely affect our business, reputation, financial condition, operating results and cash flows.

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

Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. Members of our senior management operating team have been with us for an average of over twenty years.

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

As of December 31, 2011, our stockholders, who owned our shares prior to the IPO and follow-on offering, continue to beneficially own a portion of our Class A common stock, primarily owned by our Employee Stock Ownership Plan or ESOP, representing in aggregate approximately 13.1 % of our outstanding common stock. Such stockholders will be able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.

Pursuant to our equity incentive plans, options to purchase approximately 17,834,361 shares of Class A common stock were outstanding as of February 24, 2012 . We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our headquarters are in Jersey City, New Jersey. As of December 31, 2011, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	390,991	May 31, 2021
Orem, Utah	89,172	December 31, 2017
Boston, Massachusetts	69,806	November 30, 2020
Tempe, Arizona	44,481	March 31, 2014
South Jordan, Utah	42,849	June 30, 2014
North Reading, Massachusetts	41,200	June 30, 2015
Carlsbad, California	38,139	April 30, 2017
Agoura Hills, California	28,666	October 31, 2018

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

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business, including those matters described below. With respect to the ongoing matter, we are unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to this matter or the impact it may have on our results of operations, financial position or cash flows. This is primarily because this case remains in its early stages and discovery has not yet commenced. Although we believe we have strong defenses and intend to vigorously defend this matter, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, financial position or cash flows.

Claims Outcome Advisor Litigation

Hensley, et al. v. Computer Sciences Corporation et al. was a putative nationwide class action complaint, filed in February 2005, in Miller County, Arkansas state court. Defendants included numerous insurance companies and providers of software products used by insurers in paying claims. We were among the named defendants. Plaintiffs alleged that certain software products, including our Claims Outcome Advisor product and a competing software product sold by Computer Sciences Corporation, improperly estimated the amount to be paid by insurers to their policyholders in connection with claims for bodily injuries.

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

Subsequently, Hanover Insurance Group made a demand for reimbursement, pursuant to an indemnification provision contained in a December 30, 2004 License Agreement between Hanover and us, of its settlement and defense costs in the Hensley class action. Specifically, Hanover demanded $2.5 million including $0.6 million in attorneys’ fees and expenses. We disputed that Hanover is entitled to any reimbursement pursuant to the License Agreement. In July 2010, after Hanover and us were unable to resolve the dispute in mediation, Hanover served a summons and complaint seeking indemnity and contribution from us. The parties resolved this matter with no material adverse consequences to us in a Settlement Agreement and Release executed on August 25, 2011.

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

Schafer v. State Farm Fire & Cas. Co., et al. was a putative class action pending against us and State Farm Fire & Casualty Company filed in March 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. The court dismissed the antitrust claim as to both defendants and dismissed all claims against us other than fraud. Judge Duval denied plaintiffs’ motion to certify a class with respect to the fraud and breach of contract claims on August 3, 2009. After the single action was re-assigned to Judge Africk, plaintiffs agreed to settle the matter with us and State Farm and a Settlement Agreement and Release was executed by all parties in June 2010. The terms of the settlement were not considered material to us.

Mornay v. Travelers Ins. Co., et al. was a putative class action pending against us and Travelers Insurance Company filed in November 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. As in Schafer, the court dismissed the antitrust claim as to both defendants and dismissed all claims against us other than fraud. Judge Duval stayed all proceedings in the case pending an appraisal of the lead plaintiff’s insurance claim. The matter was re-assigned to Judge Barbier, who on September 11, 2009 issued an order administratively closing the matter pending completion of the appraisal process. After the appraisal process was completed and the court lifted the stay, defendants filed a motion to strike the class allegations and dismiss the fraud claim. The plaintiffs agreed to settle the matter and a Settlement Agreement and Release were executed by all parties on January 5, 2012. The terms of the settlement were not considered material to us.

iiX Litigation

In April 2010, our subsidiary, Insurance Information Exchange or iiX, as well as other information providers in the State of Missouri were served with a summons and class action complaint filed in the United States District Court for the Western District of Missouri alleging violations of the Driver Privacy Protection Act, or the DPPA, entitled Janice Cook, et al. v. ACS State & Local Solutions, et al. Plaintiffs brought the action on their own behalf and on behalf of all similarly situated individuals whose personal information is contained in any motor vehicle record maintained by the State of Missouri and who have not provided express consent to the State of Missouri for the distribution of their personal information for purposes not enumerated by the DPPA and whose personal information has been knowingly obtained and used by the defendants. The class complaint alleged that the defendants knowingly obtained personal information for a purpose not authorized by the DPPA and sought liquidated damages in the amount of two thousand five hundred dollars for each instance of a violation of the DPPA, punitive damages and the destruction of any illegally obtained personal information. The court granted iiX’s motion to dismiss the complaint based on a failure to state a claim on November 19, 2010. Plaintiffs filed a notice of appeal on December 17, 2010 and oral argument was heard by the Eighth Circuit on September 18, 2011. The Eighth Circuit affirmed the District Court’s dismissal on December 15, 2011.

Interthinx Litigation

In September 2009, our subsidiary, Interthinx, Inc., was served with a putative class action entitled Renata Gluzman v. Interthinx, Inc. The plaintiff, a former Interthinx employee, filed the class action on

August 13, 2009 in the Superior Court of the State of California, County of Los Angeles on behalf of all Interthinx information technology employees for unpaid overtime and missed meals and rest breaks, as well as various related claims claiming that the information technology employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. The pleadings included, among other things, a violation of Business and Professions Code 17200 for unfair business practices, which allowed plaintiffs to include as class members all information technology employees employed at Interthinx for four years prior to the date of filing the complaint. The complaint sought compensatory damages, penalties that are associated with the various statutes, restitution, interest costs, and attorney fees. On June 2, 2010, plaintiffs agreed to settle their claims with Interthinx and the court granted final approval to the settlement on February 23, 2011. The terms of the settlement were not considered material to us.

Citizens Insurance Litigation

We have received notice of a complaint filed on February 7, 2012 in the Florida State Circuit Court for Pasco County naming Citizens Property Insurance Corporation (“Citizens”) and the Company’s Xactware subsidiary. The complaint does not seek monetary relief against Xactware. It alleges a class action seeking declaratory relief against defendants and is brought on behalf of “all individuals who have purchased a new or renewed a property casualty insurance policy from Citizens” where Citizens used an Xactware product to determine replacement value of the property. The complaint has not yet been served on Xactware. At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to this matter.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. Our common stock was first publicly traded on October 7, 2009. As of February 24, 2012, the closing price of our Class A common stock was $42.00 per share, as reported by the NASDAQ Global Select Market. As of February 24, 2012, there were approximately 33 Class A stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders for Class A, because a large portion of Class A common stock is held in “street name” by brokers. We converted all Class B shares to Class A shares in 2011 and currently have no outstanding Class B shares.

We have not paid or declared any cash dividends on our Class A, Class B-1, or Class B-2 common stock during the two most recent fiscal years and we currently do not intend to pay dividends on our Class A, Class B-1, or Class B-2 common stock. We do have a publicly announced share repurchase plan and have repurchased 26,396,076 shares since our IPO. As of December 31, 2011, we had 379,717,811 shares of treasury stock.

The following table shows the quarterly range of the closing high and low per share sales prices for our common stock as reported by the NASDAQ Global Select Market.

Year Ending December 31, 2011	High	Low
Fourth Quarter	$40.13	$33.06
Third Quarter	$35.15	$30.98
Second Quarter	$34.72	$32.54
First Quarter	$34.47	$30.97

Year Ending December 31, 2010	High	Low
Fourth Quarter	$34.60	$27.64
Third Quarter	$30.20	$27.25
Second Quarter	$30.93	$27.65
First Quarter	$30.44	$27.24

Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested in our Class A common stock, with the cumulative total return (assuming reinvestment of dividends) on $100 invested in each of the NASDAQ Composite Index, S&P 500 Index and an aggregate of peer issuers in the information industry since October 7, 2009, the date our Class A common stock was first publicly traded. The peer issuers used for this graph are Dun & Bradstreet Corporation, Equifax Inc., Factset Research Systems Inc., Fair Isaac Corporation, IHS Inc, Morningstar, Inc., MSCI Inc., and Solera Holdings, Inc. Each peer issuer was weighted according to its respective market capitalization on October 7, 2009.

COMPARISON OF CUMULATIVE TOTAL RETURN

Assumes $100 Invested on Oct. 07, 2009

Assumes Dividend Reinvested

Fiscal Year Ending Dec. 31, 2011

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by the Company during the period covered by this report.

Issuer Purchases of Equity Securities

On April 29, 2010, our board of directors authorized the Repurchase Program for $150.0 million. On October 19, 2010, April 12, 2011, and July 18, 2011, our board of directors authorized an additional $150.0 million, $150.0 million, and $150.0 million, respectively, for a total of $600.0 million. On January 11, 2012 , we announced an additional $300.0 million of share repurchases authorized by the board of directors, thereby increasing the capacity to $900.0 million. Under the repurchase program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Our shares repurchased for the quarter ending December 31, 2011 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1, 2011 through October 31, 2011	454,557	$34.51	454,557	$31,701
November 1, 2011 through November 30, 2011	333,586	$37.01	333,586	$19,357
December 1, 2011 through December 31, 2011	323,241	$38.91	323,241	$6,779

	1,111,384	$36.54	1,111,384

Item 6.	Selected Financial Data

The following selected historical financial data should be read in conjunction with, and are qualified by reference to, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from audited consolidated financial statements that are not included in this annual report on Form 10-K. Results for the year ended December 31, 2011 are not necessarily indicative of results that may be expected in any other future period.

Between January 1, 2007 and December 31, 2011 we acquired 13 businesses, which may affect the comparability of our consolidated financial statements.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except for share and per share data)
Statement of operations:
Revenues:
Risk Assessment revenues	$563,361	$542,138	$523,976	$504,391	$485,160
Decision Analytics revenues	768,479	596,205	503,128	389,159	317,035

Revenues	1,331,840	1,138,343	1,027,104	893,550	802,195

Expenses:
Cost of revenues	533,735	463,473	491,294	386,897	357,191
Selling, general and administrative	209,469	166,374	162,604	131,239	107,576
Depreciation and amortization of fixed assets	43,827	40,728	38,578	35,317	31,745
Amortization of intangible assets	34,792	27,398	32,621	29,555	33,916
Acquisition related liabilities adjustment(1)	(3,364)	(544)	—	—	—

Total expenses	818,459	697,429	725,097	583,008	530,428

Operating income	513,381	440,914	302,007	310,542	271,767
Other income/(expense):
Investment income	201	305	195	2,184	8,451
Realized gain/(loss) on securities, net	686	95	(2,332)	(2,511)	857
Interest expense	(53,847)	(34,664)	(35,265)	(31,316)	(22,928)

Total other expense, net	(52,960)	(34,264)	(37,402)	(31,643)	(13,620)

Income from continuing operations before income taxes	460,421	406,650	264,605	278,899	258,147
Provision for income taxes	(177,663)	(164,098)	(137,991)	(120,671)	(103,184)

Income from continuing operations	282,758	242,552	126,614	158,228	154,963
Loss from discontinued operations, net of tax(2)	—	—	—	—	(4,589)

Net income	$282,758	$242,552	$126,614	$158,228	$150,374

Basic net income/(loss) per share(3):
Income from continuing operations	$1.70	$1.36	$0.72	$0.87	$0.77
Loss from discontinued operations	—	—	—	—	(0.02)

Basic net income per share	$1.70	$1.36	$0.72	$0.87	$0.75

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except for share and per share data)
Diluted net income/(loss) per share (3):
Income from continuing operations	$1.63	$1.30	$0.70	$0.83	$0.74
Loss from discontinued operations	—	—	—	—	(0.02)

Diluted net income per share	$1.63	$1.30	$0.70	$0.83	$0.72

Weighted average shares outstanding(3):
Basic	166,015,238	177,733,503	174,767,795	182,885,700	200,846,400

Diluted	173,325,110	186,394,962	182,165,661	190,231,700	209,257,550

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except for share and per share data)
Other data:
EBITDA (4):
Risk Assessment EBITDA	$286,163	$268,417	$210,928	$222,706	$212,780
Decision Analytics EBITDA	305,837	240,623	162,278	152,708	124,648

EBITDA	$592,000	$509,040	$373,206	$375,414	$337,428

The following is a reconciliation of income from continuing operations to EBITDA:
Income from continuing operations	$282,758	$242,552	$126,614	$158,228	$154,963
Depreciation and amortization of fixed and intangible assets	78,619	68,126	71,199	64,872	65,661
Investment income and realized (gain)/loss on securities, net	(887)	(400)	2,137	327	(9,308)
Interest expense	53,847	34,664	35,265	31,316	22,928
Provision for income taxes	177,663	164,098	137,991	120,671	103,184

EBITDA	$592,000	$509,040	$373,206	$375,414	$337,428

The following table sets forth our consolidated balance sheet data as of December 31:

	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$191,603	$54,974	$71,527	$33,185	$24,049
Total assets	$1,541,106	$1,217,090	$996,953	$928,877	$830,041
Total debt (5)	$1,105,886	$839,543	$594,169	$669,754	$438,330
Redeemable common stock (6)	$—	$—	$—	$749,539	$1,171,188
Stockholders’ deficit (7)	$(98,490)	$(114,442)	$(34,949)	$(1,009,823)	$(1,203,348)

(1)

During the second quarter of 2011, we reevaluated the probability of D2Hawkeye and Strategic Analytics achieving the specified predetermined EBITDA and revenue targets for exceptional performance in fiscal year 2011 and reversed the contingent consideration related to these acquisitions. During the third quarter of 2010, we reevaluated the probability of TierMed achieving the specified predetermined EBITDA and revenue targets and reversed its contingent consideration related to this acquisition.

(2)	As of December 31, 2007, we discontinued operations of our claim consulting business located in New Hope, Pennsylvania and the United Kingdom. There was no impact of discontinued operations on the results of operations for the years ended December 31, 2011, 2010, 2009 and 2008.

(3)	In conjunction with the IPO, the stock of Insurance Services Office, Inc. converted to stock of Verisk Analytics, Inc, which effected a fifty-to-one stock split of its common stock. The numbers in the above table reflect this stock split.

(4)	EBITDA is the financial measure, which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before investment income and realized (gain)/loss on securities, net, interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. Beginning in 2011 our EBITDA includes acquisition related liability adjustments for all periods presented. In addition, this Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 18 of our consolidated financial statements included in this annual report on Form 10-K.

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

•	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

(5)	Includes capital lease obligations.

(6)	Prior to our corporate reorganization, we were required to record our Class A common stock and vested options at redemption value at each balance sheet date as the redemption of these securities was not solely within our control, due to our contractual obligations to redeem these shares. We classified this redemption value as redeemable common stock. After our IPO, we were no longer obligated to redeem these shares and therefore we reversed the redeemable common stock balance. See Note 14 to our consolidated financial statements included in this annual report on Form 10-K for further information.

(7)	Subsequent to our corporate reorganization, share repurchases are recorded as treasury stock within stockholders’ deficit, as we intend to reissue shares from treasury stock in the future. For the years ended December 31, 2011 and 2010, we repurchased $380.7 million and $422.3 million, respectively, of treasury stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On October 1, 2010, we completed a follow-on public offering. We did not receive any proceeds from the sale of common stock in the offering. The primary purpose of the offering was to manage and organize the sale by Class B insurance company shareholders while providing incremental public float. Concurrently with the closing of the offering, we repurchased shares of common stock, for an aggregate purchase price of $192.5 million, directly from selling shareholders owning Class B common stock. We converted all Class B shares to Class A shares in 2011 and currently have no outstanding Class B shares.

We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 42.3 % and 47.6% of our revenues for the years ended December 31, 2011 and 2010, respectively. Our Decision Analytics segment provides solutions our customers use to analyze the processes of the Verisk Risk Analysis Framework: Prediction of Loss, Detection and Prevention of Fraud, and Quantification of Loss. Effective December 31, 2011, we realigned the revenue categories within Decision Analytics segment, including fraud identification and detection solutions, loss prediction solutions and loss quantification solutions, into four vertical market-related groupings of insurance, mortgage and financial services, healthcare, and specialized markets. We believe that this enhances financial reporting transparency and helps investors better understand the themes within the Decision Analytics segment. Our Decision Analytics segment revenues represented approximately 57.7% and 52.4% of our revenues for the years ended December 31, 2011 and 2010, respectively.

Executive Summary

Key Performance Metrics

We believe our business’s ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year over year revenue growth and EBITDA margin as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures (see Note 4. within Item 6. Selected Financial Data section of Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

Revenues

We earn revenues through subscriptions, long-term agreements and on a transactional basis. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. Our long-term agreements are generally for periods of three to seven years. We recognize revenue from subscriptions ratably over the term of the subscription and most long-term agreements are recognized ratably over the term of the agreement.

Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application or loan, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For the years ended December 31, 2011 and 2010, 31.1% and 30.2% of our revenues, respectively, were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.

Approximately 85.7% and 84.0% of the revenues in our Risk Assessment segment for the years ended December 31, 2011 and 2010, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 56.6% and 56.8% of the revenues in our Decision Analytics segment, for the years ended December 31, 2011 and 2010, respectively, were derived from subscriptions and long-term agreements for our solutions.

Principal Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs (described under “Equity Compensation Costs” below), sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 65.3% and 65.4% of our total expenses for the years ended December 31, 2011 and 2010, respectively.

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

Description of Acquisitions

We acquired eight businesses since January 1, 2009. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods.

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

On December 16, 2010, we acquired 100% of the common stock of 3E Company, or 3E, a global source for a comprehensive suite of environmental health and safety compliance solutions .Within our Decision Analytics segment, we believe that 3E’s platform is consistent with our historical expertise in regulatory and compliance matters.

On December 14, 2010, we acquired 100% of the common stock of Crowe Paradis Services Corporation, or CP, a leading provider of claims analysis and compliance solutions to the property/casualty insurance industry. Within our Decision Analytics segment, CP offers solutions for complying with the Medicare Secondary Payer (MSP) Act, provides services to many of the largest worker’s compensation insurers, third-party administrators (TPAs), and self-insured companies which enhances solutions we currently offer.

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

We accrue compensation expense over the reporting period equal to the fair value of the shares to be released to the ESOP. Depending on the number of shares released to the plan during the quarter and the fluctuation in the fair value of the shares, a corresponding increase or decrease in compensation expense will occur. The amount of our equity compensation costs recognized for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
ESOP costs by contribution type:
401(k) matching contribution expense	$10,835	$9,932	$7,604
Profit sharing contribution expense	1,780	1,641	1,139
ESOP allocation expense	—	—	67,322

Total ESOP costs	$12,615	$11,573	$76,065

ESOP costs by segment:
Risk Assessment ESOP costs	$6,953	$6,861	$43,641
Decision Analytics ESOP costs	5,662	4,712	32,424

Total ESOP costs	$12,615	$11,573	$76,065

In connection with our IPO, on October 6, 2009, we accelerated our future ESOP allocation contribution through the end of the ESOP in 2013, to all participants eligible for a contribution in 2009. This resulted in a non-recurring, non-cash charge of approximately $57.7 million in the fourth quarter of 2009. As a result, subsequent to the offering, the non-cash ESOP allocation expense was substantially reduced. Excluding the ESOP allocation, expense relating specifically to our 401(k) and profit sharing plans were $12.6 million, $11.6 million and $8.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Results of Operations

Revenues

Revenues were $1,331.8 million for the year ended December 31, 2011 compared to $1,138.3 million for the year ended December 31, 2010, an increase of $193.5 million or 17.0%. In 2011 and in 2010, we acquired five companies, HRP, Bloodhound, CP, 3E, and SA, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. Recent acquisitions were within our Decision Analytics segment and provided an increase of $106.9 million in revenues for the year ended December 31, 2011. Excluding recent acquisitions, revenues increased $86.6 million, which included an increase in our Risk Assessment segment of $21.2 million and an increase in our Decision Analytics segment of $65.4 million. Refer to the Results of Operations by Segment within this section for further information regarding our revenues.

Cost of Revenues

Cost of revenues was $533.7 million for the year ended December 31, 2011 compared to $463.5 million for the year ended December 31, 2010, an increase of $70.2 million or 15.2%. Recent acquisitions caused an increase of $46.6 million in cost for the year ended December 31, 2011. Excluding the impact of our recent acquisitions, our cost of revenues increased $23.6 million or 5.1%. The increase was primarily due to increases in salaries and employee benefits cost of $16.6 million. Other increases include leased software expenses of $3.4 million, travel and travel related costs of $1.3 million, office maintenance expense of $0.4 million and other operating costs of $4.1 million. These increases in costs were partially offset by a $2.2 million decrease in data costs primarily within in our Decision Analytics segment.

The increase in salaries and employee benefits of $16.6 million includes an increase of $19.4 million in annual salaries and employee benefits such as medical costs and equity incentive plan, and was partially offset by a decrease of $2.8 million in pension costs. The pension cost decreased primarily due to the partial recovery in 2010 of the fair value of our pension investments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SGA, were $209.5 million for the year ended December 31, 2011 compared to $166.4 million for the year ended December 31, 2010, an increase of $43.1 million or 25.9%. Excluding costs associated with our recent acquisitions of $31.6 million, SGA increased $11.5 million or 7.0%. The increase was primarily due to an increase in salaries and employee benefits of $8.8 million which includes annual salary increases, medical costs, commissions, and equity compensation. Other increases were cost related to travel and travel related items of $1.1 million, rent and maintenance of $0.4 million and other general expenses of $1.2 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $43.8 million for the year ended December 31, 2011 compared to $40.7 million for the year ended December 31, 2010, an increase of $3.1 million or 7.6%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.

Amortization of Intangible Assets

Amortization of intangible assets was $34.8 million for the year ended December 31, 2011 compared to $27.4 million for the year ended December 31, 2010, an increase of $7.4 million or 27.0%. The increase was primarily related to amortization of intangible assets associated with recent acquisitions of $13.4 million, partially offset by $6.0 million of amortization of intangible assets associated with prior acquisitions that have been fully amortized.

Acquisition Related Liabilities Adjustment

Acquisition related liabilities adjustment was a benefit of $3.4 million for the year ended December 31, 2011 and $0.5 million for the year ended December 31, 2010. This benefit was a result of a reduction of $3.4 million to contingent consideration due to the reduced probability of the D2 and SA acquisitions achieving the EBITDA and revenue earnout targets for exceptional performance in fiscal year 2011 established at the time of acquisition. In 2010, we reevaluated the probability of TierMed achieving the specified predetermined EBITDA and revenue targets and reversed $0.5 million of contingent consideration related to this acquisition.

Investment Income and Realized Gain/(Loss) on Securities, Net

Investment income and realized gain/(loss) on securities, net, was a gain of $0.9 million for the year ended December 31, 2011 as compared to a gain of $0.4 million for the year ended December 31, 2010, an increase of $0.5 million.

Interest Expense

Interest expense was $53.8 million for the year ended December 31, 2011 compared to $34.7 million for the year ended December 31, 2010, a increase of $19.1 million or 55.3%. This increase is primarily due to the issuance of our 5.800% and 4.875% senior notes in the aggregate principal of $450.0 million and $250.0 million, respectively.

Provision for Income Taxes

The provision for income taxes was $177.7 million for the year ended December 31, 2011 compared to $164.1 million for the year ended December 31, 2010, an increase of $13.6 million or 8.3%. The effective tax rate was 38.6% for the year ended December 31, 2011 compared to 40.4% for the year ended December 31, 2010. The effective rate for the year ended December 31, 2011 was lower due to settlements and resolution of uncertain tax positions, as well as a decrease in deferred taxes and a corresponding increase in tax expense in 2010 of $2.4 million resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in 2010.

EBITDA Margin

The EBITDA margin for our consolidated results was 44.4% for the year ended December 31, 2011 compared to 44.7% for the year ended December 31, 2010. For the year ended December 31, 2011, the recent acquisitions mitigated our margin expansion by 1.7% and was partially offset by the acquisition related liabilities adjustment which positively impacted our EBITDA margin by 0.3%.

Results of Operations by Segment

Decision Analytics

Revenues

Revenues for our Decision Analytics segment were $768.5 million for the year ended December 31, 2011 compared to $596.2 million for the year ended December 31, 2010, an increase of $172.3 million or 28.9%. Recent acquisitions accounted for an increase of $106.9 million in revenues for the year ended December 31, 2011. Excluding the recent acquisitions, our insurance revenue increased $54.4 million primarily due to an increase within our loss quantification solutions as a result of new customers and of higher volumes related to various natural disasters, particularly the increased storm activity within the U.S. In addition, there was an increase in our catastrophe modeling services for existing and new customers, as well an increase in insurance fraud solutions revenue. Excluding the recent acquisitions, our healthcare revenue increased $11.5 million primarily due to an increase in our fraud services as customer contracts were implemented and new sales of risk solutions. Our specialized markets revenue, excluding recent acquisitions, increased $3.2 million as a result of continued penetration of existing customers within our weather and climate risk solutions. These increases were partially offset by a decrease in our mortgage and financial services of $3.7 million, excluding recent acquisitions, primarily due to lower volumes within our underwriting and forensic solutions due to the continued challenges within the mortgage market.

Our revenue by category for the periods presented is set forth below:

	Year Ended December 31,		Percentage Change
	2011	2010
	(In thousands)
Insurance	$451,216	$372,843	21.0%
Mortgage and financial services	134,702	137,365	(1.9)%
Healthcare	103,722	57,972	78.9%
Specialized markets	78,839	28,025	181.3%

Total Decision Analytics	$768,479	$596,205	28.9%

Cost of Revenues

Cost of revenues for our Decision Analytics segment was $340.0 million for the year ended December 31, 2011 compared to $268.8 million for the year ended December 31, 2010, an increase of $71.2 million or 26.5%. Excluding the impact of recent acquisitions of $46.6 million, our cost of revenues increased by $24.6 million or 9.2%. This increase is primarily due to a net increase in salary and employee benefits of $18.6 million. The net increase in salaries and employee benefits includes an offsetting reduction in pension cost of $0.4 million. Other increases include leased software costs of $3.3 million, office maintenance expenses of $1.2 million, travel and travel related costs of $0.8 million and other general expenses of $3.1 million. These increases were offset by a $2.4 million decrease in data costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Decision Analytics segment were $126.0 million for the year ended December 31, 2011 compared to $87.4 million for the year ended December 31, 2010, an increase of $38.6 million or 44.1%. Excluding the impact of recent acquisitions of $31.6 million, SGA increased $7.0 million or 8.2%. The increase was primarily due to an increase in salaries and employee benefits of $5.0 million which includes annual salary increases, medical costs, commissions, and equity compensation. Other increases were costs related to travel expenses of $0.8 million, office maintenance expense of $0.3 million, and in other general expenses of $0.9 million.

EBITDA Margin

The EBITDA margin for our Decision Analytics segment was 39.8% for the year ended December 31, 2011 compared to 40.4% for the year ended December 31, 2010. For the year ended December 31, 2011, the recent acquisitions mitigated our margin expansion by 2.4% and a reallocation of information technology and corporate resources also mitigated our margin. These mitigating factors were partially offset by the acquisition related liabilities adjustment, which positively impacted our EBITDA margin by 0.4%.

Risk Assessment

Revenues

Revenues were $563.3 million for the year ended December 31, 2011 as compared to $542.1 million for the year ended December 31, 2010, an increase of $21.2 million or 3.9%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs’ solutions as well as selling expanded solutions to existing customers.

Our revenue by category for the periods presented is set forth below:

	Year Ended December 31,		Percentage Change
	2011	2010
	(In thousands)
Industry-standard insurance programs	$371,894	$353,501	5.2%
Property-specific rating and underwriting information	137,133	137,071	0.0%
Statistical agency and data services	31,518	29,357	7.4%
Actuarial services	22,816	22,209	2.7%

Total Risk Assessment	$563,361	$542,138	3.9%

Cost of Revenues

Cost of revenues for our Risk Assessment segment was $193.7 million for the year ended December 31, 2011 compared to $194.7 million for the year ended December 31, 2010, a decrease of $1.0 million or 0.5%. The decrease was primarily due to decrease in salaries and employee benefits costs of $2.0 million, primarily related to lower pension cost of $2.4 million. Salaries and employee benefit costs, excluding pension costs, increased only moderately due to a reallocation of information technology resources to our Decision Analytics segment. Other decreases were related to office maintenance expense of $0.8 million. These decreases were partially offset by an increase in travel and travel related costs of $0.5 million, data and consultant costs of $0.2 million, leased software $0.1 million and other general expenses of $1.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Risk Assessment segment were $83.5 million for the year ended December 31, 2011 compared to $79.0 million for the year ended December 31, 2010, an increase of $4.5 million or 5.7%. The increase was primarily due to an increase in salaries and employee benefits of $3.8 million which includes annual salary increases, medical costs, commissions, and equity compensation. Other increases included travel costs of $0.3 million, an increase in other general expenses of $0.3 million, and rent and maintenance cost of $0.1 million.

EBITDA Margin

The EBITDA margin for our Risk Assessment segment was 50.8% for the year ended December 31, 2011 compared to 49.5% for the year ended December 31, 2010. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies achieved in 2011 and a reallocation of information technology and corporate resources to our Decision Analytics segment during the year ended December 31, 2011.

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

Results of Operations by Segment

Decision Analytics

Revenues

Revenues for our Decision Analytics segment were $596.2 million for the year ended December 31, 2010 compared to $503.1 million for the year ended December 31, 2009, an increase of $93.1 million or 18.5%. Recent acquisitions accounted for an increase of $10.5 million of revenues. Excluding the recent acquisitions, our insurance services revenue increased $39.0 million primarily due to increase penetration of existing and new solutions within our loss quantification to existing customers as well as to new customers. Furthermore, there was an increase in insurance fraud solutions and our catastrophe modeling services. Excluding the recent acquisitions, our mortgage and financial services increased $28.9 million primarily due to an increase in services sold in our fraud detection and forensic audit services for the mortgage lenders and mortgage insurance industries. Excluding the recent acquisitions, our healthcare revenue increased $4.5 million primarily due to an increase in our fraud services and risk solutions. Our specialized markets revenue, excluding recent acquisitions increased $10.2 million as a result of continued growth from our weather and climate risk services.

Our revenue by category for the periods presented is set forth below:

	Year Ended December 31,		Percentage Change
	2010	2009
	(In thousands)
Insurance	$372,843	$331,587	12.4%
Mortgage and financial services	137,365	105,627	30.0%
Healthcare	57,972	50,064	15.8%
Specialized markets	28,025	15,850	76.8%

Total Decision Analytics	$596,205	$503,128	18.5%

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

Selling, General and Administrative Expenses

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

EBITDA Margin

The EBITDA margin for our Decision Analytics segment was 40.4% for the year ended December 31, 2010 compared to 32.3% for the year ended December 31, 2009. The impact of the accelerated ESOP allocation of $28.9 million in 2009 negatively affected our margin by approximately 5.8%. In addition, included in our 2009 EBITDA margin are IPO related costs of $3.0 million, which negatively impacted our margin by 0.6%.

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

Our revenue by category for the periods presented is set forth below:

	Year Ended December 31,		Percentage Change
	2010	2009
	(In thousands)
Industry-standard insurance programs	$353,501	$341,079	3.6%
Property-specific rating and underwriting information	137,071	132,027	3.8%
Statistical agency and data services	29,357	28,619	2.6%
Actuarial services	22,209	22,251	(0.2)%

Total Risk Assessment	$542,138	$523,976	3.5%

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

Quarterly Results of Operations

The following table sets forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2011. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this annual report on Form 10-K, and reflects all necessary adjustments for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Quarter Ended					For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Full Year	March 31,	June 30,	September 30,	December 31,	Full Year
	2011				2011	2010				2010
Statement of income data:
Revenues	$312,869	$327,280	$340,098	$351,593	$1,331,840	$276,154	$281,677	$287,354	$293,158	$1,138,343
Operating income	$119,297	$123,818	$131,409	$138,857	$513,381	$106,414	$107,075	$113,718	$113,707	$440,914
Net income	$65,876	$65,577	$70,987	$80,318	$282,758	$55,375	$58,404	$62,880	$65,893	$242,552
Basic net income per share:	$0.39	$0.39	$0.43	$0.49	$1.70	$0.31	$0.32	$0.35	$0.38	$1.36
Diluted net income per share:	$0.37	$0.38	$0.41	$0.47	$1.63	$0.29	$0.31	$0.34	$0.37	$1.30

Liquidity and Capital Resources

As of December 31, 2011 and 2010, we had cash and cash equivalents and available-for-sale securities of $196.7 million and $60.6 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.

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

Our capital expenditures, which include non-cash purchases of fixed assets and capital lease obligations, as a percentage of revenues for the years ended December 31, 2011 and 2010, were 5.1% and 3.6%, respectively. We estimate our capital expenditures for 2012 will be approximately $75.0 million, which primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.”

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2011, 2010 and 2009 we repurchased $380.7 million, $422.3 million and redeemed $46.7 million, respectively, of our common stock. Included in the 2010 share repurchases are repurchases of $209.8 million of Class B, including $199.9 million and $9.9 million of Verisk Class B-1 and Class B-2, respectively, which were not a part of the Repurchase Program. A portion of the share redemptions in 2009 included in the total above was completed pursuant to the terms of the Insurance Service Office, Inc. 1996 Incentive Plan, or the Option Plan.

We provide pension and postretirement benefits to certain qualifying active employees and retirees. On January 12, 2012, we announced a hard freeze, which will eliminate all future compensation and service credits, to be instituted on February 29, 2012 to all participants in the pension plans. Based on the pension funding policy, we are required to contribute a minimum of approximately $28.9 million to the pension plans in 2012. In addition, we are contemplating a voluntary prefunding to our qualified pension plan of an amount between $70.0 million and $90.0 million, which may occur in the first half of 2012. Under the postretirement plan, we provide certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. We expect to contribute approximately $3.4 million to the postretirement plan in 2012. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K.

Financing and Financing Capacity

We had total debt, excluding capital lease and other obligations, of $1,096.7 million and $835.0 million at December 31, 2011 and 2010, respectively. The debt at December 31, 2011 is issued under long-term private placement loan facilities and senior notes issued in 2011 to finance our stock repurchases and acquisitions.

On April 6, 2011, we completed an issuance of senior notes in the aggregate principal amount of $450.0 million. These senior notes are due on May 1, 2021 and accrue interest at a rate of 5.800%. We received net proceeds of $446.0 million after deducting original issue discount, underwriting discount, and commissions of $4.0 million. These underwriters’ discounts and commissions will be amortized over the ten-year period, which is consistent with the remaining life of the notes. Interest is payable semi-annually on May 1st and November 1st each year, beginning on November 1, 2011.

On December 8, 2011, we completed a second issuance of senior notes in the aggregate principal of $250.0 million. These senior notes are due on January 15, 2019 and accrue interest at a rate of 4.875%. We received new proceeds of $246.0 million after deducting original issue discount, underwriting discount, and commissions of $4.0 million. These discounts and commissions will be amortized over a seven-year period, which is consistent with the remaining life of the notes. Interest is payable semi-annually on January 15th and July 15th of each year beginning on July 15, 2012.

The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our syndicated revolving credit facility, (“credit facility”), or any amendment, refinancing or replacement thereof . We expect to redraw from our credit facility over time as needed for our corporate strategy, including for general corporate purposes and acquisitions. The indenture governing the senior notes restricts our ability and our subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

As of December 31, 2011, our $725.0 million syndicated revolving credit facility due October 2016, is a committed facility and all of our long-term private placement loan facilities are uncommitted facilities. We have financed and expect to finance our short-term working capital needs, stock repurchases and acquisition contingent payments through cash from operations and borrowings from a combination of our credit facility and long-term private placement facilities. We had borrowings of $310.0 million from our credit facility outstanding as of December 31, 2010. On April 8, 2011 and December 8, 2011, we repaid $295.0 million and $145.0 million respectively, of our outstanding borrowings from the credit facility from proceeds of our senior notes discussed above. As of December 31, 2011, our credit facility had no outstanding borrowings and $725.0 million of borrowing capacity was available.

The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that during any period of four fiscal quarters, we maintain a consolidated funded debt leverage ratio below 3.25 to 1.0. We were in compliance with all debt covenants under the credit facility as of December 31, 2011.

Our credit facility at December 31, 2010 totaled $575.0 million and on March 16, 2011, The Northern Trust Company joined the credit facility to increase the capacity from $575.0 million to $600.0 million. On March 28, 2011, we entered into amendments to our credit facility and our master shelf agreements to, among other things permit the issuance of the senior notes and guarantees noted above. On October 25, 2011, we amended and restated the credit facility to increase the capacity from $600.0 million to $700.0 million, extended the credit facility through October 24, 2016 and named ISO and Verisk as co-borrowers. The amended credit agreement also resulted in a decrease in the applicable interest rates. The interest rates for borrowing under the amended credit agreement will now be the applicable LIBOR plus 1.250% to 1.875%, depending upon the result of certain ratios defined in the amended credit agreement. On November 14, 2011, TD Bank joined the credit facility to increase the capacity from $700.0 million to $725.0 million. We paid a one-time commitment fee, which will be amortized over a five year period, which is consistent with the remaining life of the credit facility.

We also have long-term private placement loan facilities under uncommitted master shelf agreements with New York Life and Prudential Capital Group, or Prudential. On June 13, 2011, we repaid our $50.0 million

Prudential Series E notes. On August 8, 2011, we repaid our $25.0 million Prudential Series F notes and $50.0 million Principal Series A notes. As of December 31, 2011, we had available capacity of $30.0 million and $190.0 million with New York Life and Prudential, respectively. The master shelf agreement with Aviva Investors North America expired on December 10, 2011 and we did not extend the agreement.

The notes outstanding under these long-term private placement loan facilities mature over the next five years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 5.76% and 6.07% for the years ended December 31, 2011 and 2010, respectively and amounts outstanding were $8.6 and $4.6 million, respectively. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. Our shelf agreements also contains financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and a leverage ratio below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of December 31, 2011.

Cash Flow

The following table summarizes our cash flow data for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$375,721	$336,032	$326,401
Net cash used in investing activities	$(204,129)	$(243,689)	$(185,340)
Net cash used in financing activities	$(34,780)	$(108,787)	$(102,809)

Operating Activities

Net cash provided by operating activities increased to $375.7 million for the year ended December 31, 2011 compared to $336.0 million for the year ended December 31, 2010. The increase in operating activities was primarily due to an increase in cash receipts from customers, partially offset by an increase in operating expense and tax payments during the year ended December 31, 2011. Increased pension contributions of $6.0 million in 2011 mitigated the growth in our operating cash flow during the year ended December 31, 2011.

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

Investing Activities

Net cash used in investing activities was $204.1 million for the year ended December 31, 2011 and $243.7 million for the year ended December 31, 2010. The decrease in cash used in investing activities was primarily due to a decrease in acquisitions, including escrow funding and earnout payments, of $60.8 million partially offset by an increase in fixed assets purchases of $21.2 million.

Net cash used in investing activities was $243.7 million for the year ended December 31, 2010 and $185.3 million for the year ended December 31, 2009. The increase in cash used in investing activities was primarily due to an increase in acquisitions, including escrow funding, of $136.6 million partially offset by a decrease in earnout payments of $78.1 million.

Financing Activities

Net cash used in financing activities was $34.8 million for the year ended December 31, 2011 and $108.8 million for the year ended December 31, 2010. Net cash used in financing activities for the year ended December 31, 2011 was primarily related to the issuance of senior notes of $696.6 million, proceeds from issuance of short-term debt of $122.2 million, proceeds from stock option exercises of $96.5 million, partially offset by refinancing of $440.0 million on the borrowings of our credit facility on a long-term basis, share repurchases of $381.8 million, and repayments of long-term debt of $125.0 million.

Net cash used in financing activities was $108.8 million for the year ended December 31, 2010 and $102.8 million for the year ended December 31, 2009. Net cash used in financing activities for the year ended December 31, 2010 was primarily related to the proceeds from issuance of short-term debt of $248.2 million, net proceeds from stock option exercises of $69.4 million, partially offset by share repurchases of $420.1 million.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at December 31, 2011 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual obligations
Long-term debt	$1,399,942	$64,623	$291,095	$305,949	$738,275
Capital lease obligations	9,124	5,391	3,658	75	—
Operating leases	205,596	28,192	54,628	45,760	77,016
Earnout and contingent payments	250	250	—	—	—
Pension and postretirement plans (1)	175,977	32,292	63,925	58,041	21,719
Other long-term liabilities(2)	12,095	678	8,322	223	2,872

Total (3)	$1,802,984	$131,426	$421,628	$410,048	$839,882

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)	Other long-term liabilities consist of our ESOP contributions and employee-related deferred compensation plan. We also have a deferred compensation plan for our Board of Directors; however, based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table.

(3)	Unrecognized tax benefits of approximately $17.9 million have been recorded as liabilities in accordance with ASC 740, which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $4.7 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock based compensation, and income taxes. Actual results may differ from these assumptions or conditions.

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

Stock Based Compensation

The fair value of equity awards is measured on the date of grant using a Black-Scholes option-pricing model, which requires the use of several estimates, including expected term, expected risk-free interest rate, expected volatility and expected dividend yield.

Stock based compensation cost is measured at the grant date, based on the fair value of the awards granted, and is recognized as expense over the requisite service period. Option grants and restricted stock awards are expensed ratably over the four-year vesting period. We follow the substantive vesting period approach for awards granted after January 1, 2005, which requires that stock based compensation expense be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service.

We estimate expected forfeitures of equity awards at the date of grant and recognize compensation expense only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate.

Prior to our IPO, the fair value of the common stock underlying the stock based compensation was determined quarterly on or about the final day of the quarter. The valuation methodology was based on a variety of qualitative and quantitative factors including the nature of the business and history of the enterprise, the economic outlook in general, the condition of the specific industries in which we operate, the financial condition of the business, our ability to generate free cash flow, and goodwill or other intangible asset value.

Prior to our IPO, the fair value of our common stock was determined using generally accepted valuation methodologies, including the use of the guideline company method. This determination of fair market value employs both a comparable company analysis, which examines the valuation multiples of public companies deemed comparable, in whole or in part, to us and a discounted cash flow analysis that determines a present value of the projected future cash flows of the business. The comparable companies are comprised of a combination of public companies in the financial services information and technology businesses. These methodologies have been consistently applied since 1997. We regularly assess the underlying assumptions used in the valuation methodologies, including the comparable companies to be used in the analysis, the future forecasts of revenue and earnings, and the impact of market conditions on factors such as the weighted average cost of capital. These assumptions are reviewed quarterly, with a more comprehensive evaluation performed annually. For the comparable company analysis, the share price and financial performance of these comparables were updated quarterly based on the most recent public information. Our stock price was also impacted by the number of shares outstanding. As the number of shares outstanding has declined over time, our share price has increased. The determination of the fair value of our common stock required us to make judgments that were complex and inherently subjective. If different assumptions are used in future periods, stock based compensation expense could be materially impacted in the future.

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

As of December 31, 2011, we had goodwill and net intangible assets of $936.4 million, which represents 60.8% of our total assets. During fiscal year 2011, we performed an impairment test as of June 30, 2011 and confirmed that no impairment charge was necessary. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, useful lives and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for determining the fair value of our reporting units. To mitigate undue influence, we set criteria and benchmarks that are reviewed and approved by various levels of management and reviewed by other independent parties. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill. Our valuation has not indicated any impairment of our goodwill asset of $709.9 million as of December 31, 2011. For the year ended December 31, 2011, there were no impairment indicators related to our intangible assets.

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

In determining the discount rate, we utilize quoted rates from long-term bond indices, and changes in long-term bond rates over the past year, cash flow models and other data sources we consider reasonable based upon the profile of the remaining service life of eligible employees. As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our separate projected cash flows for both the pension and postretirement plans. Our separate benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better at the measurement date. The output from the actuarial models are assessed against the prior year’s discount rate and quoted rates for long-term bond indices. For our pension plans at December 31, 2011, we determined this rate to be 4.98%, a decrease of 0.51% from the 5.49% rate used at December 31, 2010. Our postretirement rate is 3.50% at December 31, 2011, a decrease of 0.50% from the 4.00% used at December 31, 2010.

The expected return on plan assets is determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast adjusted based on our target investment allocation, and the current economic environment. Our investment guidelines target an investment portfolio allocation of 40.0% debt securities and 60.0% equity securities. As of December 31, 2011, the plan assets were allocated 47.0% debt, 51.0% equity securities, and 2.0% to other investments. We have used our target investment allocation to derive the expected return as we believe this allocation will be retained on an ongoing basis that will be commensurate with the projected cash flows of the plan. The expected return for each investment category within our target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the qualified pension plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit costs. We believe these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.

The rate of compensation increase is based on our long-term plans for such increases. The measurement date used to determine the benefit obligation and plan assets is December 31. The future benefit payments for the postretirement plan are net of the federal medical subsidy. As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D was effectively changed. This legislative change reduces future tax benefits of the coverage we provided to participants in the Postretirement Plan. We are required to account for this change in the period during which the law is enacted. As a result, we recorded a non-cash tax charge to the provision for income taxes of $2.4 million as of December 31, 2010.

On January 12, 2012, we announced a hard freeze, which will eliminate all future compensation and service credits, to be instituted on February 29, 2012 to all participants in the pension plans. The freeze in 2012 will reduce the unfunded pension liability by approximately $10.2 million and we will realize a curtailment gain of approximately $0.7 million.

A one percent change in discount rate, future rate of return on plan assets and the rate of future compensation would have the following effects:

	Pension				Post Retirement
	1% Decrease		1% Increase		1% Decrease		1% Increase
	(In thousands)
	Benefit Cost	Projected Benefit Obligation	Benefit Cost	Projected Benefit Obligation	Benefit Cost	Projected Benefit Obligation	Benefit Cost	Projected Benefit Obligation
Discount Rate	$2,664	$47,431	$(1,811)	$(36,816)	$(94)	$1,161	$83	$(1,067)
Expected Rate on Asset	$3,127	$—	$(3,127)	$—	$—	$—	$—	$—
Rate of Compensation	$(340)	$(2,016)	$524	$2,191	$—	$—	$—	$—

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

As of December 31, 2011, we have gross federal, state, and foreign income tax net operating loss carryforwards of $87.1 million, which will expire at various dates from 2012 through 2031. Such net operating loss carryforwards expire as follows:

(In thousands)
2012 - 2019	$11,374
2020 - 2024	17,168
2025 - 2031	58,530

$87,072

We estimate unrecognized tax positions of $6.3 million that may be recognized by December 31, 2012, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2(s) to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. At December 31, 2011, we had no borrowings outstanding under our syndicated revolving credit facility, which bear interest at variable rates based on LIBOR plus 1.250% to 1.875% depending on certain ratios defined in the credit facility. A change in interest rates on this variable rate debt impacts our pre-tax income and cash flows, but does not impact the fair value of the instruments. Based on our overall interest rate exposure at December 31, 2011, a one percent change in interest rates would not result in a change in annual pretax interest expense based on our current level of borrowings.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth on pages 57 through 120 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives at the reasonable assurance level.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2011 is set forth in Item 8. Financial Statement and Supplementary Data.

Attestation Report of the Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of December 31, 2011 is set forth in Item 8. Financial Statement and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10. is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2011 (the “Proxy Statement”).

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

(a) The following documents are filed as part of this report.

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

Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Verisk Analytics, Inc.

Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verisk Analytics, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Verisk Analytics, Inc.

Jersey City, New Jersey

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

February 28, 2012

VERISK ANALYTICS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

	2011	2010
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$191,603	$54,974
Available-for-sale securities	5,066	5,653
Accounts receivable, net of allowance for doubtful accounts of $4,158 and $4,028, respectively (including amounts from related parties of $0 and $515, respectively)(1)	153,339	126,564
Prepaid expenses	21,905	17,791
Deferred income taxes, net	3,818	3,681
Federal and foreign income taxes receivable	25,242	15,783
State and local income taxes receivable	11,433	8,923
Other current assets	41,248	7,066

Total current assets	453,654	240,435
Noncurrent assets:
Fixed assets, net	119,411	93,409
Intangible assets, net	226,424	200,229
Goodwill	709,944	632,668
Deferred income taxes, net	10,480	21,879
State income taxes receivable	—	1,773
Other assets	21,193	26,697

Total assets	$1,541,106	$1,217,090

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$162,992	$111,995
Acquisition related liabilities	250	3,500
Short-term debt and current portion of long-term debt	5,554	437,717
Pension and postretirement benefits, current	4,012	4,663
Fees received in advance (including amounts from related parties of $0 and $1,231, respectively)(1)	176,842	163,007

Total current liabilities	349,650	720,882
Noncurrent liabilities:
Long-term debt	1,100,332	401,826
Pension benefits	109,161	95,528
Postretirement benefits	18,587	23,083
Other liabilities	61,866	90,213

Total liabilities	1,639,596	1,331,532
Commitments and contingencies
Stockholders’ deficit:
Verisk Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 and 150,179,126 shares issued and 164,285,227 and 143,067,924 outstanding as of December 31, 2011 and 2010, respectively	137	39
Verisk Class B (Series 1) common stock, $.001 par value; 0 and 400,000,000 shares authorized; 0 and 198,327,962 shares issued and 0 and 12,225,480 outstanding as of December 31, 2011 and 2010, respectively	—	47
Verisk Class B (Series 2) common stock, $.001 par value; 0 and 400,000,000 shares authorized; 0 and 193,665,008 shares issued and 0 and 14,771,340 outstanding as of December 31, 2011 and 2010, respectively	—	49
Unearned KSOP contributions	(691)	(988)
Additional paid-in capital	874,808	754,708
Treasury stock, at cost, 379,717,811 and 372,107,352 shares as of December 31, 2011 and 2010, respectively	(1,471,042)	(1,106,321)
Retained earnings	576,585	293,827
Accumulated other comprehensive losses	(78,287)	(55,803)

Total stockholders' deficit	(98,490)	(114,442)

Total liabilities and stockholders’ deficit	$1,541,106	$1,217,090

(1)	See Note 19. Related Parties for further information.

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except for share and per share data)
Revenues (including amounts from related parties of $13,882, $49,788 and $60,192 for the years ended December 31, 2011, 2010 and 2009, respectively)(1)	$1,331,840	$1,138,343	$1,027,104
Expenses:
Cost of revenues (exclusive of items shown separately below)	533,735	463,473	491,294
Selling, general and administrative	209,469	166,374	162,604
Depreciation and amortization of fixed assets	43,827	40,728	38,578
Amortization of intangible assets	34,792	27,398	32,621
Acquisition related liabilities adjustment	(3,364)	(544)	—

Total expenses	818,459	697,429	725,097

Operating income	513,381	440,914	302,007
Other income/(expense):
Investment income	201	305	195
Realized gain/(loss) on securities, net	686	95	(2,332)
Interest expense	(53,847)	(34,664)	(35,265)

Total other expense, net	(52,960)	(34,264)	(37,402)

Income before income taxes	460,421	406,650	264,605
Provision for income taxes	(177,663)	(164,098)	(137,991)

Net income	$282,758	$242,552	$126,614

Basic net income per share	$1.70	$1.36	$0.72

Diluted net income per share	$1.63	$1.30	$0.70

Weighted average shares outstanding:
Basic	166,015,238	177,733,503	174,767,795

Diluted	173,325,110	186,394,962	182,165,661

(1)	See Note 19. Related Parties for further information.

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Years Ended December 31, 2009, 2010 and 2011

	Common Stock Issued					Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Deficit
	Verisk Class A	ISO Class B	Verisk Class B (Series 1)	Verisk Class B (Series 2)	Par Value
	(In thousands, except for share data)

Balance, January 1, 2009	—	500,225,000	—	—	$100	$—	$—	$(683,994)	$(243,495)	$(82,434)	$(1,009,823)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	126,614	—	126,614
Other comprehensive income	—	—	—	—	—	—	—	—	—	28,806	28,806

Comprehensive income											155,420
Increase in redemption value of ISO Class A common stock	—	—	—	—	—	—	—	—	(272,428)	—	(272,428)
Conversion of ISO Class B common stock upon corporate reorganization (Note 14)	88,949,150	(500,225,000)	205,637,925	205,637,925	—	—	—	—	—	—	—
Conversion of ISO Class A redeemable common stock upon corporate reorganization (Note 14)	34,768,750	—	—	—	30	(1,305)	624,282	—	440,584	—	1,063,591
KSOP shares earned	—	—	—	—	—	—	725	—	—	—	725
Stock options exercised (including tax benefit of $18,253)	2,097,700	—	—	—	—	—	23,348	—	—	—	23,348
Stock based compensation	—	—	—	—	—	—	4,218	—	—	—	4,218

Balance, December 31, 2009	125,815,600	—	205,637,925	205,637,925	$130	$(1,305)	$652,573	$(683,994)	$51,275	$(53,628)	$(34,949)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	242,552	—	242,552
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,175)	(2,175)

Comprehensive income											240,377
Conversion of Class B-1 common stock upon follow-on public offering (Note 1)	7,309,963	—	(7,309,963)	—	—	—	—		—	—	—
Conversion of Class B-2 common stock upon follow-on public offering (Note 1)	11,972,917	—	—	(11,972,917)	—	—	—		—	—	—
Treasury stock acquired - Class A (7,111,202 shares)	—	—	—	—	—	—	—	(212,512)	—	—	(212,512)
Treasury stock acquired - Class B-1 (7,583,532 shares)	—	—	—	—	—	—	—	(199,936)	—	—	(199,936)
Treasury stock acquired - Class B-2 (374,718 shares)	—	—	—	—	—	—	—	(9,879)	—	—	(9,879)
KSOP shares earned	—	—	—	—	—	317	11,256	—	—	—	11,573
Stock options exercised (including tax benefit of $49,015)	5,579,135	—	—	—	5	—	84,492	—	—	—	84,497
Net share settlement of taxes upon exercise of stock options	(503,043)	—	—	—	—	—	(15,051)	—	—	—	(15,051)
Stock based compensation	—	—	—	—	—	—	21,298	—	—	—	21,298
Other stock issuances	4,554	—	—	—	—	—	140	—	—	—	140

Balance, December 31, 2010	150,179,126	—	198,327,962	193,665,008	$135	$(988)	$754,708	$(1,106,321)	$293,827	$(55,803)	$(114,442)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	282,758	—	282,758
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(22,484)	(22,484)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	260,274
Conversion of Class B-1 common stock (Note 1)	198,327,962	—	(198,327,962)	—	—	—	—	—	—	—	—
Conversion of Class B-2 common stock (Note 1)	193,665,008	—	—	(193,665,008)	—	—	—	—	—	—	—
Treasury stock acquired - Class A (11,326,624 shares)	—	—	—	—	—	—	—	(380,710)	—	—	(380,710)
KSOP shares earned	—	—	—	—	—	297	12,318	—	—	—	12,615
Stock options exercised, including tax benefit of $57,684 (3,716,165 shares reissued from treasury stock)	1,830,942	—	—	—	2	—	85,051	15,978	—	—	101,031
Stock based compensation	—	—	—	—	—	—	22,656		—	—	22,656
Other stock issuances	—	—	—	—	—	—	75	11	—	—	86

Balance, December 31, 2011	544,003,038	—	—	—	$137	$(691)	$874,808	$(1,471,042)	$576,585	$(78,287)	$(98,490)

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$282,758	$242,552	$126,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	43,827	40,728	38,578
Amortization of intangible assets	34,792	27,398	32,621
Amortization of debt issuance costs and original issue discount	1,655	1,463	785
Allowance for doubtful accounts	1,278	648	916
KSOP compensation expense	12,615	11,573	76,065
Stock based compensation	22,656	21,298	12,744
Non-cash charges associated with performance based appreciation awards	585	789	4,039
Acquisition related liabilities adjustment	(3,364)	(544)	(300)
Realized (gain)/loss on securities, net	(686)	(95)	2,332
Deferred income taxes	21,321	10,294	12,190
Other operating	132	198	222
Loss on disposal of assets	868	239	810
Non-cash charges associated with lease termination	—	—	196
Excess tax benefits from exercised stock options	(53,195)	(49,015)	(19,976)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(25,926)	(24,559)	(1,990)
Prepaid expenses and other assets	(2,720)	899	(1,839)
Federal and foreign income taxes	48,356	50,232	13,662
State and local income taxes	(1,397)	(5,679)	5,710
Accounts payable and accrued liabilities	15,468	4,340	2,986
Fees received in advance	12,373	20,984	10,460
Other liabilities	(35,675)	(17,711)	9,576

Net cash provided by operating activities	375,721	336,032	326,401
Cash flows from investing activities:
Acquisitions, net of cash acquired of $590, $10,524 and $9,477, respectively	(121,721)	(189,578)	(61,350)
Purchases of fixed assets	(59,829)	(38,641)	(38,694)
Earnout payments	(3,500)	—	(78,100)
Proceeds from release of acquisition related escrows	—	283	129
Escrow funding associated with acquisitions	(19,560)	(15,980)	(7,636)
Purchases of available-for-sale securities	(1,549)	(516)	(575)
Proceeds from sales and maturities of available-for-sale securities	1,730	743	886
Other investing activities	300	—	—

Net cash used in investing activities	(204,129)	(243,689)	(185,340)

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For The Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	696,559	—	80,000
Repayment of current portion of long-term debt	(125,000)	—	(100,000)
Repayment of short-term debt refinanced on a long-term basis	(440,000)	—	—
Proceeds from issuance of short-term debt with original maturities greater than three months	120,000	215,000	—
Proceeds/(repayments) of short-term debt, net	10,000	35,000	(59,244)
Redemption of ISO Class A common stock	—	—	(46,740)
Repurchase of Verisk Class A common stock	(381,776)	(210,246)	—
Repurchase of Verisk Class B-1 common stock	—	(199,936)	—
Repurchase of Verisk Class B-2 common stock	—	(9,879)	—
Net share settlement of taxes upon exercise of stock options	—	(15,051)	—
Payment of debt issuance cost	(7,835)	(1,781)	(4,510)
Excess tax benefits from exercised stock options	53,195	49,015	19,976
Proceeds from stock options exercised	43,345	35,482	7,709
Other financing	(3,268)	(6,391)	—

Net cash used in financing activities	(34,780)	(108,787)	(102,809)
Effect of exchange rate changes	(183)	(109)	90

Increase/(decrease) in cash and cash equivalents	136,629	(16,553)	38,342
Cash and cash equivalents, beginning of period	54,974	71,527	33,185

Cash and cash equivalents, end of period	$191,603	$54,974	$71,527

Supplemental disclosures:
Taxes paid	$117,717	$113,609	$111,458

Interest paid	$48,158	$32,989	$34,201

Non-cash investing and financing activities:
Repurchase of Verisk Class A common stock included in accounts payable and accrued liabilities	$1,200	$2,266	$—

Redemption of ISO Class A common stock used to fund the exercise of stock options	$—	$—	$2,326

Deferred tax asset/(liability) established on the date of acquisitions	$1,324	$(36,537)	$(5,728)

Capital lease obligations	$7,248	$1,554	$3,659

Capital expenditures included in accounts payable and accrued liabilities	$3,437	$2,138	$1,388

Decrease in goodwill due to finalization of acquisition related liabilities	$—	$—	$(4,300)

Increase in goodwill due to acquisition related escrow distributions	$—	$6,996	$181

Increase in goodwill due to accrual of acquisition related liabilities	$250	$3,500	$—

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

On October 1, 2010, the Company completed a follow-on public offering. Upon completion of this offering, the selling stockholders sold 2,602,212, 7,309,963 and 11,972,917 shares of Class A, Class B-1 and Class B-2 common stock of Verisk, respectively, at the public offering price of $27.25 per share. Class B-1 and Class B-2 common stock sold into this offering were automatically converted into Class A common stock. The Company did not receive any proceeds from the sale of common stock in the offering. Concurrent with the closing of this offering, the Company also repurchased 7,254,407 and 45,593 shares of Class B-1 and Class B-2 common stock, respectively, at $26.3644 per share, which represents the net proceeds per share the selling stockholders received in the public offering. The Company funded a portion of this repurchase with proceeds from borrowings of $160,000 under its syndicated revolving credit facility. The Class B-1 shares converted to Class A common stock on April 6, 2011 and the remaining Class B-2 shares converted to Class A common stock on October 6, 2011. As of December 31, 2011, the Company’s outstanding common stock consisted only of Class A common stock.

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, acquisition related liabilities, fair value of stock based compensation, liabilities for pension and postretirement benefits, fair value of the Company’s redeemable common stock, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. Certain reclassifications have been made related to the segment reporting within Decision Analytics’ revenue categories in the notes to the consolidated financial statements to conform to the respective 2011 presentation.

Significant accounting policies include the following:

(a)    Intercompany Accounts and Transactions

The consolidated financial statements include the accounts of Verisk. All intercompany accounts and transactions have been eliminated.

(b)    Revenue Recognition

The following describes the Company’s primary types of revenues and the applicable revenue recognition policies. The Company’s revenues are primarily derived from sales of services and revenue is recognized as services are performed and information is delivered to customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, fees and/or price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized net of applicable sales tax withholdings.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance

Insurance services primarily consist of term-based software licenses. These software arrangements include PCS, which includes unspecified upgrades on a when-and-if available basis. The Company recognizes software license revenue ratably over the duration of the annual license term as VSOE of PCS, the only remaining undelivered element, cannot be established in accordance with ASC 985-605. The PCS associated with these arrangements is coterminous with the duration of the license term. In certain instances, the customers are billed for access on a monthly basis for the term-based software licenses and the Company recognizes revenue accordingly.

There are also services within insurance, which are comprised of transaction-based fees recognized as information is delivered to customers, provided that all other revenue recognition criteria have been met.

Mortgage and Financial Services

Mortgage and financial services are comprised of transaction-based fees recognized as information is delivered to customers, provided that all other revenue recognition criteria have been met.

Healthcare

The Company provides software hosting arrangements to customers whereby the customer does not have the right to take possession of the software. As these arrangements include PCS throughout the hosting term, revenues from these multiple element arrangements are recognized in accordance with ASC 605-25, Revenue Recognition — Multiple Element Arrangements (“ASC 605-25”). The Company recognizes revenue ratably over the duration of the license term, which ranges from one to five years, since the contractual elements do not have stand alone value.

There are also services within healthcare, which are comprised of transaction-based fees recognized as information is delivered to customers, provided that all other revenue recognition criteria have been met.

Specialized Markets

Specialized markets consist of term-based software licenses. These software arrangements include PCS, which includes unspecified upgrades on a when-and-if available basis. The Company recognizes software license revenue ratably over the duration of the annual license term as VSOE of PCS, the only remaining undelivered element, cannot be established in accordance with ASC 985-605. The PCS associated with these arrangements is coterminous with the duration of the license term. In certain instances, the customers are billed for access on a monthly basis for the term-based software licenses and the Company recognizes revenue accordingly. In addition, specialized markets are comprised of transaction-based fees recognized as information is delivered to customers, provided that all other revenue recognition criteria have been met.

The Company services long-term contract arrangements with certain customers. For these arrangements, revenue is recognized in accordance with ASC 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts (“ASC 605-35”), using the percentage-of-completion method, which requires the use of estimates. In such instances, management is required to estimate the input measures, based on hours incurred to date compared to total estimated hours of the project, with consideration also given to output measures, such as contract milestones, when applicable. Adjustments

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to estimates are made in the period in which the facts requiring such revisions become known. Accordingly, recognized revenues and profits are subject to revisions as the contract progresses to completion. The Company considers the contract substantially complete when there is compliance with all performance specifications and there are no remaining costs or potential risk.

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

The Company’s internal software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software. The Company also capitalizes software development costs upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold, Leased, or Marketed (“ASC 985-20”). Software development costs are amortized on a straight-line basis over a three-year period, which management believes represents the useful life of these capitalized costs.

In accordance with ASC 360, Property, Plant & Equipment, whenever events or changes in circumstances indicate that the carrying amount of long-lived assets and finite-lived intangible assets may not be recoverable, the Company reviews its long-lived assets and finite-lived intangible assets for impairment by first comparing the carrying value of the assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value exceeds the sum of the assets’ undiscounted cash flows, the Company estimates and recognizes an impairment loss by taking the difference between the carrying value and fair value of the assets.

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

All other leases are accounted for as operating leases. Rent expense for operating leases, which may have rent escalation provisions or rent holidays, is recorded on a straight-line basis over the non-cancelable lease period in accordance with ASC 840. The initial lease term generally includes the build-out period, where no rent payments are typically due under the terms of the lease. The difference between rent expensed and rent paid is recorded as deferred rent. Construction allowances received from landlords are recorded as a deferred rent credit and amortized to rent expense over the term of the lease.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)    Investments

The Company’s investments at December 31, 2011 and 2010 included registered investment companies and equity investments in non-public companies. The Company accounts for short-term investments in accordance with ASC 320, Investments-Debt and Equity Securities (“ASC 320”).

There were no investments classified as trading securities at December 31, 2011 or 2010. All investments with readily determinable market values are classified as available-for-sale. While these investments are not held with the specific intention to sell them, they may be sold to support the Company’s investment strategies. All available-for-sale investments are carried at fair value. The cost of all available-for-sale investments sold is based on the specific identification method, with the exception of mutual fund-based investments, which is based on the weighted average cost method. Dividend income is accrued on the ex-dividend date.

The Company performs reviews of its investment portfolio when individual holdings have experienced a decline in fair value below their respective cost. The Company considers a number of factors in the evaluation of whether a decline in value is other-than-temporary including: (a) the financial condition and near term prospects of the issuer; (b) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and (c) the period and degree to which the market value has been below cost. Where the decline is deemed to be other-than-temporary, a charge is recorded to “Realized gain/(loss) on securities, net” in the accompanying consolidated statements of operations, and a new cost basis is established for the investment.

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

(h)    Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is generally recorded at the invoiced amount. The allowance for doubtful accounts is estimated based on an analysis of the aging of the accounts receivable, historical write-offs, customer payment patterns, individual customer creditworthiness, current economic trends, and/or establishment of specific reserves for customers in adverse financial condition. The Company assesses the adequacy of the allowance for doubtful accounts on a quarterly basis.

(i)    Foreign Currency

The Company has determined local currencies are the functional currencies of the foreign operations. The assets and liabilities of foreign subsidiaries are translated at the period-end rate of exchange and statement of operations items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of “Accumulated other comprehensive losses” in the accompanying consolidated statements of changes in stockholders’ deficit.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j)    Stock Based Compensation

The Company follows ASC 718, Stock Compensation (“ASC 718”). Under ASC 718, stock based compensation cost is measured at the grant date, based on the fair value of the awards granted, and is recognized as expense over the requisite service period.

Prior to January 1, 2008, the expected term (estimated period of time outstanding) was estimated using the simplified method as defined in ASC 718, in which the expected term equals the average of vesting term and the contractual term. Subsequent to January 1, 2008, the expected term was primarily estimated based on studies of historical experience and projected exercise behaviors. However, for certain awards granted, for which no historical exercise patterns existed, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity awards. Expected volatility for awards prior to January 1, 2008 was based on the Company’s historical volatility for a period equal to the stock option’s expected term, ending on the day of grant, and calculated on a quarterly basis for purposes of the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”). For awards granted after January 1, 2008, the volatility factor was based on an average of the historical stock prices of a group of the Company’s peers over the most recent period commensurate with the expected term of the stock option award. Prior to 2008, the expected dividend yield was not included in the fair value calculation as the Company did not pay dividends. For awards granted after January 1, 2008, the expected dividends yield was based on the Company’s expected annual dividend rate on the date of grant.

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

(k)    Research and Development Costs

Research and development costs, which are primarily related to the personnel and related overhead costs incurred in developing new services for our customers, are expensed as incurred. Such costs were $15,393, $14,870 and $14,109 for the years ended December 31, 2011, 2010 and 2009, respectively, and were included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

(l)    Advertising Costs

Advertising costs, which are primarily associated with promoting the Company’s brand, names and solutions provided, are expensed as incurred. Such costs were $7,065, $6,877 and $4,621 for the years ended December 31, 2011, 2010 and 2009, respectively.

(m)    Income Taxes

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company follows ASC 740-10, Income Taxes (“ASC 740-10”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized based on the technical merits when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of ASC 740-10 and in subsequent periods. This standard also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within “Other liabilities” on the accompanying consolidated balance sheets.

(n)    Earnings Per Share

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

(o)    Pension and Postretirement Benefits

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

(p)    Product Warranty Obligations

The Company provides warranty coverage for certain of its solutions. The Company recognizes a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2011 and 2010, product warranty obligations were not significant.

In the ordinary course of business, the Company enters into numerous agreements that contain standard indemnities whereby the Company indemnifies another party for breaches of confidentiality, infringement of intellectual property or gross negligence. Such indemnifications are primarily granted under licensing of computer software. Most agreements contain provisions to limit the maximum potential amount of future payments that the Company could be required to make under these indemnifications; however, the Company is not able to develop an estimate of the maximum potential amount of future payments to be made under these indemnifications as the triggering events are not subject to predictability.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)    Loss Contingencies

The Company accrues for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates are based on management’s judgment. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made.

(r)    Goodwill

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30 or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company completed the required annual impairment test as of June 30, 2011, which resulted in no impairment of goodwill in 2011. This test compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of the goodwill.

(s)    Recent Accounting Pronouncement

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU No. 2011-12”). ASU No. 2011-12 defers the new presentation requirements about reclassifications of items out of accumulated other comprehensive income as described in ASU No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 will not have any impact on the Company’s consolidated financial statements as the Company continues to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU No. 2011-08”). Under ASU No. 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company has elected not to early adopt and will continue to assess the recoverability of goodwill under its existing practice. ASU No. 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements as the Company has incorporated and will continue to incorporate consideration of qualitative factors in the goodwill impairment testing.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2011, the FASB issued ASU No. 2011-05. Under ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has elected not to early adopt. ASU No. 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements as this guidance does not result in a change in the items that are required to be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 clarifies FASB’s intent about the application of existing fair value measurement and develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is not permitted. ASU No. 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements as this guidance does not result in a change in the application of the requirements in ASC 820, Fair Value Measurements.

3.    Concentration of Credit Risk:

Financial instruments that potentially expose the Company to credit risk consist primarily of cash and cash equivalents, available for sale securities and accounts receivable, which are generally not collateralized. The Company maintains, in cash and cash equivalents, higher credit quality financial institutions in order to limit the amount of credit exposure. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250 per bank at December 31, 2011 and 2010. At December 31, 2011 and 2010, the Company had cash balances on deposit that exceeded the balance insured by the FDIC limit by approximately $166,111 and $35,514 with six banks. At December 31, 2011 and 2010, the Company also had cash on deposit with foreign banks of approximately $23,747 and $18,198, respectively.

The Company considers the concentration of credit risk associated with its trade accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. The Company’s top fifty customers represent approximately 42% of revenues for 2011 and 45% for 2010 and 2009 with no individual customer accounting for more than 4%, 5% and 4% of revenues during the years ended December 31, 2011, 2010 and 2009, respectively. No individual customer comprised more than 8% and 10% of accounts receivable at December 31, 2011 and 2010, respectively.

4.    Cash and Cash Equivalents:

Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Accounts Receivable:

Accounts Receivable consists of the following at December 31:

	2011	2010
Billed receivables	$148,055	$122,874
Unbilled receivables	9,442	7,718

Total receivables	157,497	130,592
Less allowance for doubtful accounts	(4,158)	(4,028)

Accounts receivable, net	$153,339	$126,564

6.    Investments:

The following is a summary of available-for-sale securities:

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2011
Registered investment companies	$4,618	$439	$—	$5,057
Equity securities	14	—	(5)	9

Total available-for-sale securities	$4,632	$439	$(5)	$5,066

December 31, 2010
Registered investment companies	$4,398	$1,248	$—	$5,646
Equity securities	14	—	(7)	7

Total available-for-sale securities	$4,412	$1,248	$(7)	$5,653

In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock (“ASC 323-10-25”). At December 31, 2011 and 2010, the carrying value of such securities was $3,443 and $3,642 for each period and has been included in “Other assets” in the accompanying consolidated balance sheets.

Realized gain/(loss) on securities, net, including write downs related to other-than-temporary impairments of available-for-sale securities and other assets, was as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Gross realized gain/(loss) on sale of registered investment securities	$803	$95	$66
Other-than-temporary impairment of registered investment securities	(117)	—	(386)
Other-than-temporary impairment of noncontrolling interest in non-public companies	—	—	(2,012)

Realized gain/(loss) on securities, net	$686	$95	$(2,332)

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables provide information for such assets and liabilities as of December 31, 2011 and 2010. The fair values of cash and cash equivalents (other than money-market funds which are recorded on a reported net asset value basis disclosed below), accounts receivable, accounts payable and accrued liabilities, acquisition related liabilities prior to the adoption of ASC 805, Business Combinations (“ASC 805”), short-term debt, and short-term debt expected to be refinanced approximate their carrying amounts because of the short-term nature of these instruments. The fair value of the Company’s long-term debt was estimated at $1,181,788 and $584,361 as of December 31, 2011 and 2010, respectively, and is based on quoted market prices if available and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. These assets and liabilities are not presented in the following table.

The following table summarizes fair value measurements by level at December 31, 2011 and 2010 for assets and other balances measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Cash equivalents – money-market funds	$2,449	$—	$2,449	$—
Registered investment companies(1)	$5,057	$5,057	$—	$—
Equity securities(1)	$9	$9	$—	$—
December 31, 2010
Cash equivalents – money-market funds	$2,273	$—	$2,273	$—
Registered investment companies(1)	$5,646	$5,646	$—	$—
Equity securities(1)	$7	$7	$—	$—
Contingent consideration under ASC 805(2)	$(3,337)	$—	$—	$(3,337)

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period for acquisitions after January 1, 2009. The Company records the initial recognition of the fair value of contingent consideration in other liabilities on the consolidated balance sheet. Subsequent changes in the fair value of contingent consideration are recorded in the consolidated statement of operations. See Note 10 for further information regarding the acquisition related liabilities adjustment associated with D2 Hawkeye, Inc. and Strategic Analytics, Inc. recorded during the year ended December 31, 2011 and with TierMed Systems, LLC recorded during the year ended December 31, 2010.

The table below includes a rollforward of the Company’s contingent consideration under ASC 805 for the years ended December 31:

	2011	2010
Beginning balance	$3,337	$3,344
Acquisitions	—	491
Acquisition related liabilities adjustment(1)	(3,364)	(544)
Accretion on acquisition related liabilities	27	46

Ending balance	$—	$3,337

(1)	Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period for acquisitions after January 1, 2009. The Company records the initial recognition of the fair value of contingent consideration in other liabilities on the consolidated balance sheet. Subsequent changes in the fair value of contingent consideration are recorded in the consolidated statement of operations. See Note 10 for further information regarding the acquisition related liabilities adjustment associated with D2 Hawkeye, Inc. and Strategic Analytics, Inc. recorded during the year ended December 31, 2011 and with TierMed Systems, LLC recorded during the year ended December 31, 2010.

8.    Fixed Assets

The following is a summary of fixed assets as of December 31:

	Useful Life	Cost	Accumulated Depreciation and Amortization	Net
2011
Furniture and office equipment	3-10 years	$118,124	$(79,707)	$38,417
Leasehold improvements	Lease term	31,779	(16,683)	15,096
Purchased software	3 years	59,196	(44,413)	14,783
Software development costs	3 years	126,265	(82,032)	44,233
Leased equipment	3-4 years	25,906	(19,024)	6,882

Total fixed assets		$361,270	$(241,859)	$119,411

2010
Furniture and office equipment	3-10 years	$116,228	$(84,465)	$31,763
Leasehold improvements	Lease term	31,420	(14,653)	16,767
Purchased software	3 years	52,115	(40,216)	11,899
Software development costs	3 years	100,376	(69,773)	30,603
Leased equipment	3-4 years	18,362	(15,985)	2,377

Total fixed assets		$318,501	$(225,092)	$93,409

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated depreciation and amortization of fixed assets for the years ended December 31, 2011, 2010 and 2009, were $43,827, $40,728 and $38,578, of which $9,710, $10,755 and $9,394 were related to amortization of software development costs, respectively. There was no amortization expense related to software development costs as these projects were in process and capitalized in accordance with ASC 985-20 during the years ended December 31, 2011, 2010 or 2009. The Company had unamortized software development costs that had been capitalized in accordance with ASC 985-20 of $14,184 and $6,660 as of December 31, 2011 and 2010, respectively. Leased equipment includes amounts held under capital leases for automobiles, computer software and computer equipment.

9.    Goodwill and Intangible Assets:

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. The Company completed the required annual impairment test as of June 30, 2011, 2010 and 2009, which resulted in no impairment of goodwill. Based on the results of the impairment assessment as of June 30, 2011, the Company determined that the fair value of its reporting units exceeded their respective carrying value. The fair value of certain reporting units exceeded their carrying value by a moderate amount, which is consistent with the Company’s expectation due to the limited amount of time between the acquisition date and the timing of the Company’s annual impairment test. There were no goodwill impairment indicators after the date of the last annual impairment test.

The following is a summary of the change in goodwill from December 31, 2009 through December 31, 2011, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2009(1)	$27,908	$462,921	$490,829
Current year acquisitions	—	115,414	115,414
Accrual of acquisition related liabilities	—	3,500	3,500
Purchase accounting reclassifications	—	(51)	(51)
Acquisition related escrow funding	—	15,980	15,980
Finalization of acquisition related escrows	—	6,996	6,996

Goodwill at December 31, 2010(1)	$27,908	$604,760	$632,668

Current year acquisitions	—	58,227	58,227
Accrual of acquisition related liabilities	—	250	250
Purchase accounting reclassifications	—	(761)	(761)
Acquisition related escrow funding	—	19,560	19,560

Goodwill at December 31, 2011(1)	$27,908	$682,036	$709,944

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to January 1, 2009.

The Company finalized the purchase accounting for the acquisitions of 3E Company (“3E”) and Crowe Paradis Services Corporation (“CP”) during the quarter ended December 31, 2011. For the year ended December 31, 2011, the Company’s purchase accounting reclassifications primarily related to the finalization of 3E and CP and resulted in a decrease in goodwill of $761, and an increase in liabilities of $1,893, an increase in other assets of $2,202, and an increase in intangible assets of $491. The impact of these adjustments on the consolidated statement of operations for the years ended December 31, 2011 and 2010 was immaterial.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company finalized the purchase accounting for the acquisition of D2 Hawkeye, Inc. (“D2”) in the first quarter of 2010, and there have been no adjustments since December 31, 2009. The Company finalized the purchase accounting for the acquisitions of TierMed Systems, LLC (“TierMed”) and Enabl-u Technology Corporation (“Enabl-u”) as of December 31, 2010, which resulted in a decrease in goodwill of $51, an increase in current liabilities of $1,047 and an increase in intangible assets of $1,098. The Company finalized the purchase accounting for the acquisition of Strategic Analytics, Inc. (“SA”) as of December 31, 2010, which resulted in an increase in goodwill of $882 and adjustments to intangible assets, current assets, current liabilities, and deferred tax liabilities. The impact of these adjustments on the consolidated statement of operations for the year ended December 31, 2010 was immaterial.

The finalization of the purchase accounting, excluding the final resolution of indemnity escrows and contingent consideration, for the acquisition of Atmospheric and Environmental Research, Inc. (“AER”) during the third quarter of 2009 resulted in an increase in intangible assets of $3,203, an increase in deferred tax liabilities of $885, a decrease in accounts payable and accrued expenses of $282, and a corresponding decrease to goodwill of $2,600.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
December 31, 2011
Technology-based	7 years	$235,654	$(155,333)	$80,321
Marketing-related	5 years	48,770	(33,190)	15,580
Contract-based	6 years	6,555	(6,482)	73
Customer-related	13 years	173,224	(42,774)	130,450

Total intangible assets		$464,203	$(237,779)	$226,424

December 31, 2010
Technology-based	7 years	$210,212	$(136,616)	$73,596
Marketing-related	5 years	40,882	(28,870)	12,012
Contract-based	6 years	6,555	(6,287)	268
Customer-related	13 years	145,567	(31,214)	114,353

Total intangible assets		$403,216	$(202,987)	$200,229

Consolidated amortization expense related to intangible assets for the years ended December 31, 2011, 2010 and 2009, was approximately $34,792, $27,398 and $32,621, respectively. Estimated amortization expense in future periods through 2017 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2012	$33,956
2013	28,431
2014	21,305
2015	21,079
2016	20,694
2017 and Thereafter	100,959

Total	$226,424

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Acquisitions:

2011 Acquisitions

On June 17, 2011, the Company acquired the net assets of Health Risk Partners, LLC (“HRP”), a provider of solutions to optimize revenue, ensure compliance and improve quality of care for Medicare Advantage and Medicaid health plans, for a net cash purchase price of approximately $46,400 and funded $3,000 of indemnity escrows and $10,000 of contingency escrows. Within the Company’s Decision Analytics segment, this acquisition further advances the Company’s position as a major provider of data, analytics, and decision-support solutions to the healthcare vertical market.

On April 27, 2011, the Company acquired 100% of the stock of Bloodhound Technologies, Inc. (“Bloodhound”), a provider of real-time pre-adjudication medical claims editing, for a net cash purchase price of approximately $75,321 and funded $6,560 of indemnity escrows. Within the Company’s Decision Analytics segment, Bloodhound addresses the need of healthcare payers to control fraud and waste in a real-time claims-processing environment, and these capabilities align with the Company’s existing fraud identification tools in the healthcare vertical market.

The preliminary purchase price allocations of the acquisitions resulted in the following:

	Bloodhound	HRP	Total
Accounts receivable	$2,278	$378	$2,656
Current assets	6,646	297	6,943
Fixed assets	1,091	1,147	2,238
Intangible assets	33,624	26,871	60,495
Goodwill	45,635	32,152	77,787
Other assets	16	13,000	13,016
Deferred income taxes	1,324	—	1,324

Total assets acquired	90,614	73,845	164,459
Current liabilities	6,869	1,445	8,314
Other liabilities	1,864	13,000	14,864

Total liabilities assumed	8,733	14,445	23,178

Net assets acquired	$81,881	$59,400	$141,281

Current liabilities consist of $6,560 of payment due to the sellers, assuming no pre-acquisition indemnity claims arise subsequent to the acquisition date through April 2, 2012 for Bloodhound, which was funded into escrow at the close. The remaining balance also consist of accounts payable and accrued liabilities. For HRP, other liabilities consist of $13,000 of payments due to the sellers, assuming certain conditions are met through December 31, 2012 and no pre-acquisition indemnity claims arise subsequent to the acquisition date through March 31, 2013, which was funded into escrow at the close.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts assigned to intangible assets by type for 2011 acquisitions are summarized in the table below:

	Weighted Average Useful Life	Bloodhound	HRP	Total
Technology-based	10 years	$16,087	$9,301	$25,388
Marketing-related	8 years	2,247	5,633	7,880
Customer-related	10 years	15,290	11,937	27,227

Total intangible assets	10 years	$33,624	$26,871	$60,495

The goodwill associated with Bloodhound is not deductible for tax purposes; whereas the goodwill associated with HRP is deductible for tax purposes as this was an asset purchase rather than a stock purchase. Included within the consolidated statements of operations for the year ended December 31, 2011 are revenues of $34,265 and operating income of $5,261, associated with these acquisitions. For the year ended December 31, 2011, the Company incurred transaction costs related to these acquisitions of $979 included within “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

The allocation of the purchase price to goodwill, accrued liabilities, and the determination of a liability under ASC 740-10-25, Accounting for Uncertainty in Income Taxes (“ASC 740-10-25”) is subject to revisions, which may have an impact on the consolidated financial statements. As the values of such assets and liabilities were preliminary in nature in 2011, it may be subject to adjustments during the measurement period as additional information is obtained about the facts and circumstances that existed as of the acquisition date. In accordance with ASC 805, the allocation of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of purchase price in the period of acquisition resulted in the following:

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

Other liabilities consisted of $15,950 of payments due to the sellers, assuming no pre-acquisition indemnity claims arise subsequent to the acquisition dates through December 31, 2012, March 31, 2012 and March 31, 2012 for SA, 3E and CP, respectively, which was funded into escrow at the close. This balance also consisted of $1,283 and $485 of noncurrent deferred rent and unrecognized tax benefits, respectively. The remaining balance consisted of contingent consideration of $491, which was estimated as of the acquisition date by averaging the probability of achieving the specific predetermined EBITDA (as defined in Note 18) of SA and revenue targets, which could result in a payment ranging from $0 to $18,000 for the fiscal year ending December 31, 2011. The terms of the contingent consideration include a range that allows the sellers to benefit from the potential growth of SA; however, the amount recorded as of the purchase allocation date represents management’s best estimate based on the prior financial results as well as management’s current best estimate of the future growth of revenue and EBITDA. Subsequent changes in the fair value of contingent consideration were recorded in operating income in the statement of operations. Refer to the “Acquisition Related Liabilities” section below.

The initial amounts assigned in the period of acquisition to intangible assets by type for 2010 acquisitions are summarized in the table below:

	Weighted Average Useful Life	SA	CP	3E	Total
Technology-based	10 years	$2,143	$19,489	$13,541	$35,173
Marketing-related	10 years	678	2,634	1,934	5,246
Customer-related	15 years	2,172	35,071	40,363	77,606

Total intangible assets	13 years	$4,993	$57,194	$55,838	$118,025

The goodwill associated with these acquisitions is not deductible for tax purposes. Included within the consolidated statements of operations for the year ended December 31, 2010 are revenues of $6,087 and an operating loss of $2,259, associated with these acquisitions. For the year ended December 31, 2010, the Company incurred transaction costs related to these acquisitions of $1,070 included within “Selling, general and administrative” expenses in the accompanying consolidated statements of operations. In accordance with ASC

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

805, the allocation of the purchase price for SA, CP and 3E was revised during the measurement period. Refer to Note 9 for further discussion.

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

The total net cash purchase price of these three acquisitions was $61,350 and the Company funded $7,636 of escrows, of which $7,000 and $236 was included in “Other current assets” and “Other assets,” respectively. The preliminary allocation of purchase price, including working capital adjustments, resulted in accounts receivable of $4,435, current assets of $573, fixed assets of $2,387, finite lived intangible assets with no residual value of $25,265, goodwill of $49,776, current liabilities of $4,879, other liabilities of $10,479, and deferred tax liabilities of $5,728. Other liabilities consist of a $7,236 payment due to the sellers of D2 and Enabl-u at the conclusion of the escrows funded at close, assuming no pre-acquisition indemnity claims arise subsequent to the acquisition date, and $3,344 of contingent consideration, which was estimated as of the acquisition date by averaging the probability of achieving each of the specific predetermined EBITDA and revenue targets, which could result in a payment ranging from $0 to $65,700 for the fiscal year ending December 31, 2011 for D2. Under ASC 805, contingent consideration is recognized at fair value at the end of each reporting period. Subsequent changes in the fair value of contingent consideration were recorded in the statement of operations. Refer to the “Acquisition Related Liabilities” section below. For the year ended December 31, 2009, the Company incurred transaction costs related to these acquisitions of $799 included within “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The initial amounts assigned in the period of acquisition to intangible assets by type for 2009 acquisitions are summarized in the table below:

	Weighted Average Useful Life	Total
Technology-based	12 years	$9,282
Marketing-related	5 years	4,698
Customer-related	8 years	11,285

Total intangible assets	9 years	$25,265

The value of goodwill associated with these acquisitions is currently included within the Decision Analytics segment. The goodwill for the D2 acquisition is not deductible for tax purposes. The goodwill for the TierMed and Enabl-u acquisitions is deductible for tax purposes over fifteen years. Included within the consolidated statements of operations for the year ended December 31, 2009 are revenues of $18,681 and an operating loss of $3,817, associated with these acquisitions. In accordance with ASC 805, the allocation of the purchase price for D2, TierMed and Enabl-u was revised during the measurement period. Refer to Note 9 for further discussion.

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates. At December 31, 2011 and 2010, the current portion of the escrows amounted to $36,967 and $6,167, respectively, and has been included in “Other current assets” in the accompanying consolidated balance sheets. At December 31, 2011 and 2010, the noncurrent portion of the escrows amounted to $4,508 and $15,953, respectively, and has been included in “Other assets” in the accompanying consolidated balance sheets. The Company’s escrows funded under the transition provisions of FASB No. 141 (Revised), Business Combinations (“FAS No. 141(R)”), totaled $6,035 and will be recorded against goodwill upon settlement. The Company’s escrows funded under ASC 805 totaled $35,440 and are offset against accounts payable and accrued liabilities.

During the year ended December 31, 2011, the Company released $135 of indemnity escrows to sellers related to the Enabl-u acquisition. In accordance with ASC 805, the escrows related to the Enabl-u acquisition was recorded within goodwill at the time of acquisition, as that escrow was expected to be released to the sellers. The release of $135 related to Enabl-u was recorded as a reduction of other current assets and a corresponding reduction in accounts payable and accrued liabilities.

During the year ended December 31, 2010, the Company released $13,931 of escrows to sellers primarily related to the D2 and Xactware, Inc. (“Xactware”) acquisitions. In accordance with ASC 805, the escrows related to the D2 acquisition was recorded within goodwill at the time of acquisition, as that escrow was expected to be released to the sellers. The release of $6,935 related to D2 was recorded as a reduction of other current assets and a corresponding reduction in accounts payable and accrued liabilities. Xactware was acquired in 2006 and therefore, accounted for under the transition provisions of FAS No. 141(R). As such, the release of $4,996 related to Xactware was recorded as a reduction of other current assets and a corresponding increase in goodwill.

Acquisition Related Liabilities

Based on the results of operations for the year ended December 31, 2011 for AER, the Company recorded acquisition related liabilities and goodwill of $250, which will be paid in 2012. As of December 31, 2010, the

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded acquisition related liabilities and goodwill of $3,500, which was paid in April 2011. AER was acquired in 2008 and therefore, accounted for under the transition provisions of FAS No.141(R).

During the second quarter of 2011, the Company reevaluated the probability of D2 and SA achieving the specific predetermined EBITDA and revenue earnout targets for exceptional performance in fiscal year 2011 and reversed its contingent consideration related to these acquisitions. These reversals resulted in a reduction of $3,364 to contingent consideration and a decrease of $3,364 to “Acquisition related liabilities adjustment” in the accompanying consolidated statements of operations for the year ended December 31, 2011. The sellers of D2 and SA will not receive any acquisition contingent payments.

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

11.    Income Taxes:

The components of the provision for income taxes for the years ended December 31 are as follows:

	2011	2010	2009
Current:
Federal and foreign	$133,043	$126,075	$98,886
State and local	21,343	24,651	26,603

	$154,386	$150,726	$125,489

Deferred:
Federal and foreign	$14,896	$7,933	$11,603
State and local	8,381	5,439	899

	$23,277	$13,372	$12,502

Provision for income taxes	$177,663	$164,098	$137,991

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows for the years ended December 31:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	3.8%	4.8%	6.9%
Non-deductible KSOP expenses	0.9%	1.0%	9.8%
Other	(1.1)%	(0.4)%	0.5%

Effective tax rate for continuing operations	38.6%	40.4%	52.2%

The decrease in the effective tax rate in 2011 compared to 2010 was due to favorable settlements and resolution of uncertain tax positions, as well as a decrease in deferred taxes and a corresponding increase in tax expense in 2010 of $2,362 resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in 2010.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant items comprising the Company’s deferred tax assets as of December 31 are as follows:

	2011	2010
Deferred income tax asset:
Employee wages, pensions and other benefits	$82,724	$75,064
Deferred revenue adjustment	2,863	3,505
Deferred rent adjustment	5,124	5,324
Net operating loss carryover	15,133	2,573
State tax adjustments	4,803	7,722
Capital and other unrealized losses	4,206	4,437
Other	5,729	5,047

Total	120,582	103,672
Less valuation allowance	(1,615)	(1,485)

Deferred income tax asset	118,967	102,187
Deferred income tax liability:
Depreciation and amortization	(101,264)	(73,105)
Other	(3,405)	(3,522)

Deferred income tax liability	(104,669)	(76,627)

Deferred income tax asset, net	$14,298	$25,560

The deferred income tax asset and liability has been classified in “Deferred income taxes, net” in the accompanying consolidated balance sheets as of December 31, as follows:

	2011	2010
Current deferred income tax asset, net	$3,818	$3,681
Non-current deferred income tax asset, net	10,480	21,879

Deferred income tax asset, net	$14,298	$25,560

As a result of certain realization requirements of ASC 718, the table of net deferred tax assets shown above does not include certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will increase by $4,492 if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

In March 2010, the Patient Protection and Affordable Care Act was signed into law. The federal government currently provides a subsidy on a tax free basis to companies that provide certain retiree prescription drug benefits (Medicare Part D Subsidy). As a result of a change in taxability of the federal subsidy which becomes effective January 1, 2013, the Company recorded a non-cash income tax charge and a decrease to deferred tax assets of $2,362 in 2010.

As of December 31, 2011, a deferred tax asset in the amount of $1,324 was recorded in connection with the acquisition of Bloodhound. As of December 31, 2010 deferred tax liabilities in the amount of $810, $20,257 and $15,470 were recorded in connection with the acquisitions of SA, CP and 3E, respectively.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ultimate realization of the deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. The Company has provided for a valuation allowance against the deferred tax assets associated with the capital loss carryforwards expiring in 2012 and 2014 and the net operating losses of certain foreign subsidiaries. The Company’s net operating loss carryforwards expire as follows:

Years	Amount
2012-2019	$11,374
2020-2024	17,168
2025-2031	58,530

$87,072

A valuation allowance has been established for the capital loss carryforwards and foreign net operating losses based on the Company’s evaluation of the likelihood of utilizing these benefits before they expire. The Company has determined that the generation of future taxable income from certain foreign subsidiaries to fully realize the deferred tax assets is uncertain. Other than these items, the Company has determined, based on the Company’s historical operating performance, that taxable income of the Company will more likely than not be sufficient to fully realize the deferred tax assets.

It is the practice of the Company to permanently reinvest the undistributed earnings of its foreign subsidiaries in those operations. As of December 31, 2011, the Company has not made a provision for U.S. or additional foreign withholdings taxes on approximately $5,980 of the unremitted earnings. The Company does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. Consequently, the Company has not provided for U.S. federal or state income taxes or associated withholding taxes on these undistributed foreign earnings.

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

	2011	2010	2009
Unrecognized tax benefit at January 1	$23,080	$27,322	$31,659
Gross increase in tax positions in prior period	3,684	492	1,317
Gross decrease in tax positions in prior period	(1,753)	(2,547)	(3,508)
Gross increase in tax positions in current period	281	1,773	2,052
Gross increase in tax positions from stock acquisitions	97	392	—
Gross decrease in tax positions from stock acquisitions	(20)	—	—
Settlements	(1,477)	(536)	(2,143)
Lapse of statute of limitations	(6,015)	(3,816)	(2,055)

Unrecognized tax benefit at December 31	$17,877	$23,080	$27,322

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the total unrecognized tax benefits at December 31, 2011, 2010 and 2009, $9,939, $14,770 and $15,644, respectively, represent the amounts that, if recognized, would have a favorable effect on the Company’s effective tax rate in any future periods.

The total gross amount of accrued interest and penalties at December 31, 2011, 2010 and 2009 was $4,690, $7,753 and $7,384, respectively. The Company’s practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in the accompanying consolidated statements of operations.

The Company does not expect a significant increase in unrecognized benefits related to federal, foreign, or state tax exposures within the coming year. In addition, the Company believes that it is reasonably possible that approximately $6,310 of its currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2012 as a result of a combination of audit settlements and lapses of statute of limitations, net of additional uncertain tax positions.

The Company is subject to tax in the U.S. and in various state and foreign jurisdictions. The Company joined by its domestic subsidiaries, files a consolidated income tax return for the Federal income tax purposes. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for tax years before 2008. In Massachusetts, the Company is being audited for the years 2006 through 2008 with a statute extension to July 31, 2012. In New York, the Company is being audited for the years 2007 through 2009 with a statute extension to September 15, 2012. The Internal Revenue Service completed an audit for the 2008 period and has commenced an audit for the 2009 period. The Company does not expect that the results of these examinations will have a material effect on its financial position or results of operations.

12.    Composition of Certain Financial Statement Captions:

The following table presents the components of “Other current assets,” “Accounts payable and accrued liabilities” and “Other liabilities” as of December 31:

	2011	2010
Other current assets:
Acquisition related escrows	$36,967	$6,167
Other current assets	4,281	899

Total other current assets	$41,248	$7,066

Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$66,354	$60,013
Escrow liabilities	30,899	135
Other current liabilities	65,739	51,847

Total accounts payable and accrued liabilities	$162,992	$111,995

Other liabilities:
Unrecognized tax benefits, including interest and penalty	$22,567	$30,833
Deferred rent	13,575	14,292
Other liabilities	25,724	45,088

Total other liabilities	$61,866	$90,213

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Debt:

The following table presents short-term and long-term debt by issuance:

	Issuance Date	Maturity Date	December 31, 2011	December 31, 2010
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$—	$310,000
Prudential senior notes:
4.60% Series E senior notes	6/14/2005	6/13/2011	—	50,000
6.00% Series F senior notes	8/8/2006	8/8/2011	—	25,000
Principal senior notes:
6.03% Series A senior notes	8/8/2006	8/8/2011	—	50,000
Capital lease obligations	Various	Various	5,267	2,429
Other	Various	Various	287	288

Short-term debt and current portion of long-term debt			$5,554	$437,717
Long-term debt:
5.80% senior notes, less unamortized discount of $967	4/6/2011	5/1/2021	$449,033	$—
4.875% senior notes, less unamortized discount of $2,376	12/8/2011	1/15/2019	247,624	—
Prudential senior notes:
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Principal senior notes:
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Aviva Investors North America:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	30,000
Other obligations:
Capital lease obligations	Various	Various	1,506	1,628
Other	Various	Various	2,169	198

Long-term debt			$1,100,332	$401,826

Total debt			$1,105,886	$839,543

Accrued interest associated with the Company’s outstanding debt obligations was $8,617 and $4,583 as of December 31, 2011 and 2010, respectively, and included in “Accounts payable and accrued liabilities” within the accompanying consolidated balance sheets. Consolidated interest expense associated with the Company’s

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding debt obligations was $51,915, $33,045 and $35,021 for the years ended December 31, 2011, 2010 and 2009, respectively.

Senior Notes

On December 8, 2011, the Company completed a second issuance of senior notes in the aggregate principal amount of $250,000. These senior notes are due on January 15, 2019 and accrue interest at a rate of 4.875% . The Company received net proceeds of $246,040 after deducting original issue discount, underwriting discount, and commissions of $3,960. Interest is payable semi-annually on January 15th and July 15th of each year, beginning on July 15, 2012. Interest accrues from December 8, 2011.

On April 6, 2011, the Company completed an issuance of senior notes in the aggregate principal amount of $450,000. These senior notes are due on May 1, 2021 and accrue interest at a rate of 5.80% . The Company received net proceeds of $446,031 after deducting original issue discount, underwriting discount, and commissions of $3,969. Interest is payable semi-annually on May 1st and November 1st of each year, beginning on November 1, 2011. Interest accrues from April 6, 2011.

Both senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO, our principal operating subsidiary, Verisk and certain subsidiaries that guarantee our syndicated revolving credit facility or any amendment, refinancing or replacement thereof (See Note 21. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries for further information). The debt issuance costs are amortized from the date of issuance to the maturity date. The senior notes rank equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. However, the senior notes are subordinated to the indebtedness of any of the subsidiaries that do not guarantee the senior notes and are effectively subordinated to any future secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees of the senior notes rank equally and ratably in right of payment with all other existing and future unsecured and unsubordinated indebtedness of the guarantors, and senior in right of payment to all future subordinated indebtedness of the guarantors. Because the guarantees of the senior notes are not secured, such guarantees are effectively subordinated to any existing and future secured indebtedness of the applicable guarantor to the extent of the value of the collateral securing that indebtedness. Upon a change of control event, the holders of the senior notes have the right to require the Company to repurchase all or any part of such holder’s senior notes at a purchase price in cash equal to 101% of the principal amount of the senior notes plus accrued and unpaid interest, if any, to the date of repurchase. The indenture governing the senior notes restricts the Company’s ability and its subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

Prudential Master Shelf Agreement

The Company has a $450,000 uncommitted master shelf agreement with Prudential Capital Group that expires on August 30, 2013. Prudential Shelf Notes may be issued and sold until the earliest of (i) August 30, 2013; (ii) the thirtieth day after receiving written notice to terminate; or (iii) the last closing day after which there is no remaining facility available. Interest is payable at a fixed rate or variable floating rate on a quarterly basis. Fixed rate Prudential Shelf Notes are subject to final maturities not to exceed ten years and, in the case of floating rate Prudential Shelf Notes, not to exceed five years. The net proceeds from Prudential Shelf Notes were utilized to repurchase Class B common stock, to repay certain maturing notes and syndicated revolving credit facility and to fund acquisitions.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011 and 2010, $260,000 and $335,000 was outstanding under this agreement, respectively. Prudential Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and interest coverage ratios.

Principal Master Shelf Agreement

The Company had an uncommitted master shelf agreement with Principal Global Investors, LLC that expired on July 10, 2009. The Company did not extend this agreement. As of December 31, 2011 and 2010, $25,000 and $75,000 was outstanding under this agreement, respectively. Interest is payable on a quarterly basis. Principal Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and fixed charge ratios.

New York Life Master Shelf Agreement

The Company has a $115,000 uncommitted master shelf agreement with New York Life that expires on March 16, 2013. New York Life Shelf Notes may be issued and sold until the earliest of (i) March 16, 2013; (ii) the thirtieth day after receiving written notice to terminate; or (iii) the last closing day after which there is no remaining facility available. Interest is payable at a fixed rate or variable floating rate on a quarterly basis. Fixed rate New York Life Shelf Notes are subject to final maturities not to exceed ten years and, in the case of floating rate New York Life Shelf Notes, not to exceed five years. New York Life Shelf Notes are uncommitted with fees in the amount equal to 0.125% of the aggregate principal amount for subsequent issuances. The net proceeds from New York Life Shelf Notes issued were utilized to fund acquisitions.

As of December 31, 2011 and 2010, $85,000 was outstanding under this agreement. New York Life Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and fixed charge ratios.

Aviva Master Shelf Agreement

The Company had an uncommitted master shelf agreement with Aviva Investors North America, Inc (“Aviva”) that expired on December 10, 2011. The Company did not extend this agreement. As of December 31, 2011 and 2010, $30,000 was outstanding under this agreement. Interest is payable quarterly at a fixed rate of 6.46% . The net proceeds from Aviva Shelf Notes issued were utilized to fund acquisitions. Aviva Shelf Notes contains certain covenants that, among other things, require the Company to maintain certain leverage and fixed charge ratios.

Syndicated Revolving Credit Facility

As of December 31, 2011, the Company has a $725,000 syndicated revolving credit facility with Bank of America N.A., JPMorgan Chase N.A., Morgan Stanley, N.A., Wells Fargo Bank N.A., Sovereign Bank, RBS Citizens, N.A., Sun Trust Bank, The Northern Trust Company, and TD Bank. This committed senior unsecured facility expires in October 2016. Interest is payable at maturity at a rate of LIBOR plus 1.250% to 1.875%, depending upon the result of certain ratios defined in the amended credit agreement. The facility contains certain customary financial and other covenants that, among other things, require the Company to maintain certain leverage and interest coverage ratios. Verisk and ISO are co-borrowers under the amended credit facility.

On March 16, 2011, The Northern Trust Company joined the syndicated revolving credit facility to increase the capacity from $575,000 to $600,000. On March 28, 2011, the Company entered into amendments to its syndicated revolving credit facility and its master shelf agreements to, among other things permit the issuance

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the senior notes and guarantees noted above. On October 25, 2011, the Company amended and restated the facility to increase the capacity from $600,000 to $700,000. On November 14, 2011, TD Bank joined the syndicated revolving credit facility to increase the capacity from $700,000 to $725,000.

As of December 31, 2011 and 2010, the Company had $0 and $310,000 outstanding under this agreement, respectively. As of December 31, 2010, interest on the outstanding borrowings under the syndicated revolving credit facility is payable at a weighted average interest rate of 2.10% . The Company amortizes all one-time fees and third party costs associated with the execution and amendment of this facility though the maturity date.

Debt Maturities

The following table reflects the Company’s debt maturities:

Year	Amount
2012	$5,554
2013	$183,231
2014	$370
2015	$170,074
2016	$50,000
2017 and thereafter	$696,657

14.    Redeemable Common Stock:

Prior to the corporate reorganization on October 6, 2009, the Company followed ASC 480-10-S99-1, Presentation in Financial Statements of Preferred Redeemable Stock (“ASC 480-10-S99-1”). ASC 480-10-S99-1 required the Company to record ISO Class A common stock and vested stock options at full redemption value at each balance sheet date as the redemption of these securities was not solely within the control of the Company. Subsequent changes to the redemption value of the securities were charged first to retained earnings; once retained earnings was depleted, then to additional paid-in-capital, and if additional paid-in-capital was also depleted, then to accumulated deficit. Redemption value for the ISO Class A stock was determined quarterly on or about the final day of the quarter for purposes of the KSOP. Prior to September 30, 2009, the valuation methodology was based on a variety of qualitative and quantitative factors including the nature of the business and history of the enterprise, the economic outlook in general and the condition of the specific industries in which the Company operates, the financial condition of the business, the Company’s ability to generate free cash flow, and goodwill or other intangible asset value. This determination of the fair market value employed both a comparable public company analysis, which examines the valuation multiples of companies deemed comparable, in whole or in part, to the Company, and a discounted cash flow analysis that determined a present value of the projected future cash flows of the business. The Company regularly assessed the underlying assumptions used in the valuation methodologies, as required by the terms of the KSOP and the Insurance Services Office, Inc. 1996 Incentive Plan (the “Option Plan”). The fourth quarter 2008 valuation was finalized on December 31, 2008, which resulted in a fair value per share of $15.56. The fair value calculated for the second quarter 2009 was $17.78 per share and was used for all ISO Class A stock transactions for the three months ended September 30, 2009. At September 30, 2009, the Company’s fair value per share used was determined based on the subsequent observable IPO price of $22.00 on October 7, 2009. The use of the IPO price rather than the valuation methodology described above was based on the short period of time between September 30, 2009 and the IPO date.

In connection with the corporate reorganization on October 6, 2009, the Company is no longer obligated to redeem ISO Class A shares and is therefore no longer required to record the ISO Class A stock and vested

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options at redemption value under ASC 480-10-S99-1. The redemption value of the ISO Class A redeemable common stock and vested options at intrinsic value at October 6, 2009 totaled $1,064,896, which includes $299,983 of aggregate intrinsic value of outstanding unexercised vested stock options. The reversal of the redeemable common stock balance was first applied against accumulated deficit; once the accumulated deficit was depleted, then to additional paid-in-capital up to the amount equal to the additional paid-in-capital of the Company as if ASC 480-10-S99-1 was never required to be adopted. Any remaining balance was credited to retained earnings. The reversal of the redeemable common stock of $1,064,896 on October 6, 2009 resulted in the elimination of accumulated deficit of $440,584, an increase of $30 to Class A common stock at par value, an increase of $624,282 to additional paid-in-capital, and a reclassification of the ISO Class A unearned common stock KSOP shares balance of $1,305 to unearned KSOP contributions. See Note 16 for further discussion.

During the year ended December 31, 2009, the Company redeemed 3,032,850 of ISO Class A shares at a weighted average price of $16.18 per share. Included in ISO Class A repurchased shares were $805 for shares primarily utilized to satisfy minimum tax withholdings on options exercised during the year ended December 31, 2009.

Additional information regarding the changes in redeemable common stock prior to the corporate reorganization effective October 6, 2009 is provided in the table below.

	ISO Class A Common Stock				Total Redeemable Common Stock
	Shares Issued	Redemption Value	Unearned KSOP	Additional Paid-in-Capital
Balance, January 1, 2009	37,306,950	$752,912	$(3,373)	$—	$749,539
Redemption of ISO Class A common stock	(3,032,850)	(49,066)	—	—	(49,066)
KSOP shares earned	—	—	2,068	73,272	75,340
Stock based compensation	—	—	—	8,526	8,526
Stock options exercised (including tax benefit of $1,723)	485,550	4,939	—	1,723	6,662
Other stock transactions	9,100	162	—	—	162
Increase in redemption value of ISO Class A common stock	—	355,949	—	(83,521)	272,428
Conversion of redeemable common stock upon corporate reorganization	(34,768,750)	(1,064,896)	1,305	—	(1,063,591)

Balance, December 31, 2009	—	$—	$—	$—	$—

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 18, 1996, the Company authorized 1,000,000,000 ISO Class B shares and issued 500,225,000 shares. On October 6, 2009, the Company completed a corporate reorganization whereby the ISO Class B common stock and treasury stock was converted to Verisk Class B common stock on a one-for-one-basis. All Verisk Class B shares sold into the IPO were converted to Verisk Class A common stock on a one-for-one basis. In addition, the Verisk Class B common stock authorized was reduced to 800,000,000 shares, sub-divided into 400,000,000 shares of Class B-1 and 400,000,000 of Class B-2. Each share of Class B-1 common stock converted automatically, without any action by the stockholder, into one share of Verisk Class A common stock on April 6, 2011. Each share of Class B-2 common stock converted automatically, without any action by the stockholder, into one share of Verisk Class A common stock on October 6, 2011. The Class B shares had the same rights as Verisk Class A shares with respect to dividends and economic ownership, but had voting rights to elect three of the eleven directors. Upon the conversion of Verisk Class B common stock to Class A common stock, the Company’s common stock consisted only of Class A common stock.

The Company repurchased 7,583,532 and 374,718 Class B-1 and Class B-2 shares, respectively, at an average price of $26.3644 during the year ended December 31, 2010. These repurchases were separately authorized and did not affect the availability under the share repurchase program of the Company’s common stock (the “Repurchase Program”). The Company did not repurchase any Class B shares during the years ended December 31, 2009 and December 31, 2011.

On October 6, 2009, the Company authorized 80,000,000 shares of preferred stock, par value $0.001 per shares, in connection with the reorganization. The preferred shares have preferential rights over the Verisk Class A, Class B-1 and Class B-2 common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares from the reorganization date through December 31, 2011.

Share Repurchase Program

On April 29, 2010, the Company’s board of directors authorized the Repurchase Program. Under the Repurchase Program, the Company may repurchase up to $600,000 of stock in the open market or as otherwise determined by the Company. On January 11, 2012, the Company announced an additional $300,000 authorized by the board of directors of share repurchases under the Repurchase Program, thereby increasing the capacity to $900,000. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the Verisk Analytics, Inc. 2009 Equity Incentive Plan (the “Incentive Plan”) and the Option Plan, while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.

During the year ended December 31, 2011 and 2010, 11,326,624 and 7,111,202 shares of Verisk Class A common stock were repurchased by the Company as part of this program at a weighted average price of $33.61 and $29.88 per share, respectively. The Company utilized cash from operations and the proceeds from its senior notes to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $1,200 and $2,266 in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheets for those purchases that have not settled as of December 31, 2011 and 2010, respectively. The Company had $6,779 available to repurchase shares under the Repurchase Program as of December 31, 2011.

Treasury Stock

As of December 31, 2011, the Company’s treasury stock consisted of 379,717,811 Class A common stock. The Company’s Class B-1 and Class B-2 treasury stock converted to Class A treasury stock on April 6, 2011 and October 6, 2011, respectively. Since July 1, 2011, the Company reissued 3,716,165 shares of Class A

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock, under the Incentive Plan and the Option Plan, from the treasury shares at a weighted average price of $4.30 per share.

Earnings Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Numerator used in basic and diluted EPS:
Net income	$282,758	$242,552	$126,614

Denominator:
Weighted average number of common shares used in basic EPS	166,015,238	177,733,503	174,767,795
Effect of dilutive shares:
Potential Class A redeemable common stock issuable from stock options and stock awards	7,309,872	8,661,459	7,397,866

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	173,325,110	186,394,962	182,165,661

Basic EPS per share	$1.70	$1.36	$0.72

Diluted EPS per share	$1.63	$1.30	$0.70

The potential shares of common stock that were excluded from diluted EPS were 1,506,440 at December 31, 2011, 2,095,140 at December 31, 2010 and 9,054,022 at December 31, 2009, because the effect of including those potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses:

	December 31, 2011	December 31, 2010
Unrealized gains on investments, net of tax	$269	$725
Unrealized foreign currency losses	(975)	(792)
Pension and postretirement unfunded liability adjustment, net of tax	(77,581)	(55,736)

Accumulated other comprehensive losses	$(78,287)	$(55,803)

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The before tax and after tax amounts for these categories, and the related tax benefit/(expense) included in other comprehensive gain/(loss) are summarized below:

	Before Tax	Tax Benefit/ (Expense)	After Tax
For the Year Ended December 31, 2011
Unrealized holding loss on investments arising during the year	$(924)	$396	$(528)
Reclassification adjustment for amounts included in net income	117	(45)	72
Unrealized foreign currency loss	(183)	—	(183)
Pension and postretirement unfunded liability adjustment	(30,417)	8,572	(21,845)

Total other comprehensive loss	$(31,407)	$8,923	$(22,484)

For the Year Ended December 31, 2010
Unrealized holding gain on investments arising during the year	$340	$(141)	$199
Unrealized foreign currency loss	(109)	—	(109)
Pension and postretirement unfunded liability adjustment	(4,135)	1,870	(2,265)

Total other comprehensive loss	$(3,904)	$1,729	$(2,175)

For the Year Ended December 31, 2009
Unrealized holding gain on investments arising during the year	$563	$(231)	$332
Reclassification adjustment for amounts included in net income	386	(161)	225
Unrealized foreign currency gain	90	—	90
Pension and postretirement unfunded liability adjustment	43,050	(14,891)	28,159

Total other comprehensive income	$44,089	$(15,283)	$28,806

16.    Compensation Plans:

KSOP

The Company has established the KSOP for the benefit of eligible employees in the U.S. and Puerto Rico. The KSOP includes both an employee savings component and an employee stock ownership component. The purpose of the combined plan is to enable the Company’s employees to participate in a tax-deferred savings arrangement under Internal Revenue Service Code Sections 401(a) and 401(k) (the “Code”), and to provide employee equity participation in the Company through the employee stock ownership plan (“ESOP”) accounts.

Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $17 for 2011, 2010 and 2009. Certain eligible participants (age 50 and older) may contribute an additional $6 on a pre-tax basis for 2011, 2010 and 2009. After-tax contributions are limited to 10% of a participant’s compensation. The Company provides quarterly matching contributions in Class A common stock. The quarterly matching contributions are primarily equal to 75% of the first 6% of the participant’s contribution.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On October 6, 2009, the Company accelerated the release of 2,623,600 shares to the ESOP account. This resulted in a non-recurring non-cash charge of $57,720 in October 2009, which was primarily non-deductible for tax purposes.

Effective with the IPO, the KSOP trustee sold 5,000,000 shares of Verisk Class A common stock, of which 2,754,600 shares were released-unallocated shares and 2,245,400 were unreleased shares pledged as collateral against the intercompany ESOP loan. The sale of the released-unallocated shares resulted in cash proceeds to the KSOP of $58,177. The sale of the unreleased shares resulted in cash proceeds to the KSOP of $47,423, all of which was pledged as collateral against the intercompany ESOP loan. The cash proceeds received by the KSOP were used to repurchase shares diversified or distributed by KSOP participants subsequent to the IPO. All shares repurchased during this period were repurchased first from the cash proceeds from the sale of the released-unallocated shares; once these proceeds were depleted and replaced with shares of Verisk Class A common stock, then all further share diversifications or distributions were repurchased from the proceeds received from the sale of the unreleased shares. In accordance with ASC 718-40, the balance of the Class A common stock unearned KSOP shares was reclassified from redeemable common stock to “Unearned KSOP contributions”, a contra-equity account within the accompanying consolidated balance sheets. As the intercompany ESOP loan is repaid, a percentage of the ESOP loan collateral will be released and allocated to active participants in proportion to their annual salaries in relation to total participant salaries. As of December 31, 2011, the intercompany ESOP loan collateral consisted of cash equivalents totaling $481 and 892,228 shares of Verisk Class A common stock valued at $35,805. As of December 31, 2011, the Company had 17,693,820 and 44,601 allocated and released-unallocated ESOP shares, respectively.

In 2005, the Company established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the qualified pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees will participate in the Profit Sharing Plan if they complete 1,000 hours of service each plan year and are employed on December 31 of that year. The Company will make an annual contribution to the Profit Sharing Plan based on the Company’s performance. Participants vest once they have completed four years and 1,000 hours of service. For all periods presented, the profit sharing contribution was funded using Class A common stock.

Prior to the IPO, the fair value of the Class A shares was determined quarterly as determined for purposes of the KSOP. At December 31, 2011, 2010 and 2009, the fair value was $40.13, $34.08 and $30.28 per share, respectively. KSOP compensation expense for 2011, 2010 and 2009 was approximately $12,615, $11,573 and $76,065, respectively.

Equity Compensation Plans

All of the Company’s outstanding stock options are covered under the Incentive Plan or the Option Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the Incentive Plan. Cash received from stock option exercises for the years ended December 31, 2011, 2010 and 2009 was $43,345, $35,482 and $7,709, respectively. On July 1, 2011, the Company granted 34,011 nonqualified stock options that were immediately vested, 125,500 nonqualified stock options with a one-year service vesting period and 2,506 shares of Class A common stock, to the directors of the Company. The stock options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date and a ten-year contractual term.

In 2011, the Company granted 1,415,194 nonqualified stock options to key employees. The nonqualified stock options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. In addition, the Company granted 150,187 shares of restricted stock to key employees. The restricted stock is valued at the closing price of the Company’s Class A common stock on the date of grant and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the periods in which the restrictions lapse. The restricted stock is not assignable or transferrable until it becomes vested. As of December 31, 2011, there were 6,955,761 shares of Class A common stock reserved and available for future issuance.

The fair value of the stock options granted during the years ended December 31, 2011, 2010 and 2009 were estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table.

	December 31, 2011	December 31, 2010	December 31, 2009
Option pricing model	Black-Scholes	Black-Scholes	Black-Scholes
Expected volatility	30.44%	31.08%	31.81%
Risk-free interest rate	2.21%	2.39%	2.16%
Expected term in years	5.1	4.8	5.5
Dividend yield	0.00%	0.00%	0.51%
Weighted average grant date fair value per stock option	$10.42	$8.73	$5.96

The expected term for a majority of the awards granted was estimated based on studies of historical experience and projected exercise behavior. However, for certain awards granted, for which no historical exercise pattern exists, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor was based on the average volatility of the Company’s peers, calculated using historical daily closing prices over the most recent period is commensurate with the expected term of the stock option award. The expected dividend yield was based on the Company’s expected annual dividend rate on the date of grant.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exercise prices for options outstanding and exercisable at December 31, 2011 ranged from $2.16 to $34.91 as outlined in the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Stock Options Exercisable	Weighted Average Exercise Price
$ 2.16 to $ 2.96	1.0	486,850	$2.68	1.0	486,850	$2.68
$ 2.97 to $ 4.80	1.7	1,822,858	$3.97	1.7	1,822,858	$3.97
$ 4.81 to $ 8.90	3.4	3,597,350	$8.51	3.4	3,597,350	$8.51
$ 8.91 to $15.10	4.8	1,925,670	$13.55	4.8	1,925,670	$13.55
$15.11 to $17.84	6.8	4,912,134	$16.67	6.7	2,876,009	$16.84
$17.85 to $22.00	7.8	2,626,085	$22.00	7.8	804,879	$22.00
$22.01 to $34.91	8.7	3,525,458	$30.60	8.4	639,695	$29.17

		18,896,405			12,153,311

A summary of options outstanding under the Incentive Plan and the Option Plan as of December 31, 2011 and changes during the three years then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2009	23,157,250	$7.79	$179,981

Granted	6,451,521	$18.80
Exercised	(2,583,250)	$3.89	$44,569

Cancelled or expired	(264,300)	$15.79

Outstanding at December 31, 2009	26,761,221	$10.74	$522,914

Granted	2,186,416	$28.36
Exercised	(5,579,135)	$6.36	$154,653

Cancelled or expired	(310,645)	$19.77

Outstanding at December 31, 2010	23,057,857	$13.35	$478,014

Granted	1,574,705	$33.46
Exercised	(5,543,866)	$7.82	$149,613

Cancelled or expired	(192,291)	$22.58

Outstanding at December 31, 2011	18,896,405	$16.55	$445,510

Options exercisable at December 31, 2011	12,153,311	$12.35	$337,647

Options exercisable at December 31, 2010	14,820,447	$9.22	$368,466

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested options as of December 31, 2011, 2010 and 2009 and changes during the three years then ended is presented below:

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested balance at January 1, 2009	6,707,550	$4.41
Granted	6,451,521	$5.96
Vested	(3,023,775)	$3.28
Cancelled or expired	(264,300)	$4.06

Nonvested balance at December 31, 2009	9,870,996	$5.27

Granted	2,186,416	$8.73
Vested	(3,509,357)	$5.04
Cancelled or expired	(310,645)	$5.84

Nonvested balance at December 31, 2010	8,237,410	$6.27

Granted	1,574,705	$10.42
Vested	(2,876,730)	$5.56
Cancelled or expired	(192,291)	$6.82

Nonvested balance at December 31, 2011	6,743,094	$7.52

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2011 was $445,510 and $337,647, respectively. In accordance with ASC 718, excess tax benefit from exercised stock options is recorded as an increase to additional-paid-in capital and a corresponding reduction in taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying consolidated statements of cash flows. For the years ended December 31, 2011, 2010 and 2009, the Company recorded excess tax benefit from stock options exercised of $57,684, $49,015 and $19,976 respectively. The Company realized $53,195, $49,015 and $19,976 of tax benefit within the Company’s tax payments through December 31, 2011, 2010 and 2009, respectively.

For the year ended December 31, 2010, certain employees exercised stock options and covered the statutory minimum tax withholdings of $15,051 through a net settlement of 503,043 shares. The payment of taxes related to these exercises was recorded as a reduction to additional-paid-in capital. This transaction is reflected within “Net share settlement of taxes upon exercise of stock options” within cash flows from financing activities in the accompanying consolidated statements of cash flows.

The Company estimates expected forfeitures of equity awards at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the requisite service period and may impact the timing of expense recognized over the requisite service period. Stock based compensation expense for 2011, 2010 and 2009 was $22,656, $21,298 and $12,744, respectively.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the restricted stock awarded under the Incentive Plan as of December 31, 2011 and 2010 and changes during the interim period is presented below:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2010	—	$—
Granted	150,187	33.27
Vested	(1,523)	33.30
Forfeited	(3,030)	33.30

Outstanding at December 31, 2011	145,634	$33.32

As of December 31, 2011, there was $38,455 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Incentive Plan and the Option Plan. That cost is expected to be recognized over a weighted-average period of 2.34 years. As of December 31, 2011, there were 6,743,094 and 145,634 nonvested stock options and restricted stock, respectively, of which 5,918,836 and 117,318 are expected to vest. The total grant date fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $20,554, $17,677 and $9,918, respectively. The total grant date fair value of restricted stock vested during the year ended December 31, 2011 was $908.

17.     Pension and Postretirement Benefits:

The Company maintained a qualified defined benefit pension plan for a certain of its employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. The Company has applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on salary rates determined by years of service, as well as the interest earned on the previous year-end cash balance. Effective March 1, 2005, the Company established the Profit Sharing Plan, a defined contribution plan, to replace the Pension Plan for all eligible employees hired on or after March 1, 2005. The Company also has a non-qualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company. On January 12, 2012, the Company announced a hard freeze, which will eliminate all future compensation and service credits, to be instituted on February 29, 2012 to all participants in the Pension Plan and SERP. The freeze in 2012 will reduce the unfunded pension liability by approximately $10,200 and the Company will realize a curtailment gain of approximately $700.

The Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. The Company contributed $1,400, $313 and $292 to the SERP in 2011, 2010 and 2009, respectively, and expects to contribute $679 in 2012. The minimum required funding for the Pension Plan for the years ended December 31, 2011, 2010 and 2009 was $25,312, $20,444 and $5,471, respectively. Based on the Pension Plan’s funding policy, the 2012 minimum contribution requirement is expected to be $28,206.

The expected return on the plan assets for 2011 and 2010 was 8.25%, which was determined by taking into consideration the Company’s analysis of its actual historical investment returns to a broader long-term forecast adjusted based on the its target investment allocation, and the current economic environment. The Company’s investment guidelines target investment allocation of 60% equity securities and 40% debt securities. The Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities,

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms. The domestic equity portion of the total portfolio should range between 40% and 60%. The international equity portion of the total portfolio should range between 10% and 20%. The fixed income portion of the total portfolio should range between 20% and 40%. The asset allocation at December 31, 2011 and 2010, and target allocation for 2012 by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets
		2011	2010
Equity securities	60%	51%	56%
Debt securities	40%	47%	42%
Other	0%	2%	2%

Total	100%	100%	100%

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

The Company also provides certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”) is contributory, requiring participants to pay a stated percentage of the premium for coverage. As of October 1, 2001, the Postretirement Plan was amended to freeze benefits for current retirees and certain other employees at the January 1, 2002 level. Also, as of October 1, 2001, the Postretirement Plan had a curtailment, which eliminated retiree life insurance for all active employees and healthcare benefits for almost all future retirees, effective January 1, 2002. The Company expects to contribute $3,407 to the Postretirement Plan in 2012.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the benefit obligations and the plan assets, the unfunded status of the Pension Plan, SERP and Postretirement Plan, and the amounts recognized in the Company’s consolidated balance sheets at December 31:

	Pension Plan		Postretirement Plan
	2011	2010	2011	2010

Change in benefit obligation:
Benefit obligation at beginning of year	$409,470	$378,189	$27,227	$29,911
Service cost	6,361	6,412	—	—
Interest cost	21,707	21,364	878	1,211
Actuarial loss/(gain)	22,268	26,039	(2,731)	689
Plan participants’ contributions	—	—	2,380	2,676
Benefits paid	(25,117)	(22,534)	(6,457)	(7,685)
Federal subsidy on benefits paid	—	—	638	425

Benefit obligation at end of year	$434,689	$409,470	$21,935	$27,227

Accumulated benefit obligation at end of year	$424,525	$398,936

Weighted-average assumptions as of December 31, used to determine benefit obligation:
Discount rate	4.98%	5.49%	3.50%	4.00%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Change in plan assets:
Fair value of plan assets at beginning of year	$313,423	$275,662	$—	$—
Actual return on plan assets, net of expenses	9,846	39,538	—	—
Employer contributions	26,712	20,757	3,439	4,584
Plan participants’ contributions	—	—	2,380	2,676
Benefits paid	(25,117)	(22,534)	(6,457)	(7,685)
Subsidies received	—	—	638	425

Fair value of plan assets at end of year	$324,864	$313,423	$—	$—

Unfunded status at end of year	$109,825	$96,047	$21,935	$27,227

The pre-tax components affecting accumulated other comprehensive losses as of December 31, 2011 and 2010 are summarized below:

	Pension Plan		Postretirement Plan
	2011	2010	2011	2010
Prior service benefit	$(913)	$(1,714)	$(1,439)	$(1,586)
Actuarial losses	123,087	90,465	7,543	10,696

Accumulated other comprehensive losses, pretax	$122,174	$88,751	$6,104	$9,110

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost and the amounts recognized in other comprehensive loss/(income) are summarized below for the years ended December 31, 2011, 2010 and 2009:

	Pension Plan			Postretirement Plan
	2011	2010	2009	2011	2010	2009
Service cost	$6,361	$6,412	$7,375	$—	$—	$—
Interest cost	21,707	21,364	21,196	878	1,211	1,729
Amortization of transition obligation	—	—	—	—	—	166
Recognized net actuarial loss	—	—	—	—	—	417
Expected return on plan assets	(25,797)	(22,648)	(18,327)	—	—	—
Amortization of prior service cost	(801)	(801)	(801)	(146)	(146)	—
Amortization of net actuarial loss	5,598	6,067	10,380	420	584	—

Net periodic benefit cost	$7,068	$10,394	$19,823	$1,152	$1,649	$2,312
Transition obligation	$—	$—	$—	$—	$—	$(166)
Amortization of actuarial gain	(656)	(496)	(501)	—	—	—
Amortization of prior service benefit	801	801	801	146	146	—
Net gain recognized	(4,942)	(5,571)	(9,879)	—	—	—
Actuarial loss/(gain)	38,220	9,151	(36,422)	(3,152)	104	3,117

Total recognized in other comprehensive loss/(income)	33,423	3,885	(46,001)	(3,006)	250	2,951

Total recognized in net periodic cost and other comprehensive loss/(income)	$40,491	$14,279	$(26,178)	$(1,854)	$1,899	$5,263

The estimated amounts in accumulated other comprehensive losses that are expected to be recognized as components of net periodic benefit cost during 2012 are summarized below:

	Pension Plan	Postretirement Plan	Total
Amortization of prior service cost	$(801)	$(146)	$(947)
Amortization of net actuarial loss	8,484	507	8,991

Total	$7,683	$361	$8,044

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions as of January 1, 2011, 2010 and 2009 used to determine net periodic benefit cost and the amount recognized in the accompanying consolidated balance sheets are provided below:

	Pension Plan			Postretirement Plan
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions as of January 1, used to determine net benefit cost:
Discount rate	5.49%	5.74%	6.00%	4.00%	4.50%	6.00%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Amounts recognized in the consolidated balance sheets consist of:
Pension and postretirement benefits, current	$664	$519	$481	$3,348	$4,144	$4,803
Pension and postretirement benefits, noncurrent	109,161	95,528	102,046	18,587	23,083	25,108

Total pension and postretirement benefits	$109,825	$96,047	$102,527	$21,935	$27,227	$29,911

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the postretirement plan are net of the federal Medicare subsidy.

	Pension Plan	Postretirement Plan
2012	$27,361	$3,407
2013	$28,099	$3,169
2014	$32,158	$2,906
2015	$29,794	$2,600
2016	$31,187	$2,330
2017-2021	$167,021	$7,852

The healthcare cost trend rate for 2011 was 8.5% gradually decreasing to 5% in 2018. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A 1% change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect of total service and interest cost components of net periodic postretirement healthcare benefit cost	$4,310	$(5,624)
Effect on the healthcare component of the accumulated postretirement benefit obligation	$85,716	$(129,305)

The expected subsidy from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced the Company’s accumulated postretirement benefit obligation by approximately $7,900 and $7,514 as of December 31, 2011 and 2010, and the net periodic benefit cost by approximately $499, $474 and $613 in fiscal 2011, 2010 and 2009, respectively.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value measurements by level of the Pension Plan assets at December 31, 2011:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Equity
Managed equity accounts(1)	$59,269	$59,269	$—	$—
Equity — pooled separate account(2)	104,738	—	104,738	—
Equity — partnerships(3)	1,067	—	—	1,067
Debt
Fixed income manager — pooled separate account(2)	151,735	—	151,735	—
Other
Cash — pooled separate account(2)	8,055	—	8,055	—

Total	$324,864	$59,269	$264,528	$1,067

December 31, 2010
Equity
Managed equity accounts(1)	$64,364	$64,364	$—	$—
Equity — pooled separate account(2)	108,775	—	108,775	—
Equity — partnerships(3)	1,121	—	—	1,121
Debt
Fixed income manager — pooled separate account(2)	133,315	—	133,315	—
Other
Cash — pooled separate account(2)	5,848	—	5,848	—

Total	$313,423	$64,364	$247,938	$1,121

(1)	Valued at the closing price of shares for domestic stocks within the managed equity accounts, and valued at the net asset value (“NAV”) of shares for mutual funds at either the closing price reported in the active market or based on yields currently available on comparable securities of issuers with similar credit ratings for corporate bonds held by the Plan in these managed accounts.

(2)	The pooled separate accounts invest in domestic and foreign stocks, bonds and mutual funds. The fair values of these stocks, bonds and mutual funds are publicly quoted and are used in determining the NAV of the pooled separate account, which is not publicly quoted.

(3)	Investments for which readily determinable prices do not exist are valued by the General Partner using either the market or income approach. In establishing the estimated fair value of investments, including those without readily determinable values, the General Partner assumes a reasonable period of time for liquidation of the investment, and takes into consideration the financial condition and operating results of the underlying portfolio company, nature of investment, restrictions on marketability, holding period, market conditions, foreign currency exposures, and other factors the General Partner deems appropriate.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a summary of changes in the fair value of the Pension Plan’s Level 3 assets for the years ended December 31:

	Equity-partnerships
	2011	2010
Beginning Balance	$1,121	$4,939
Actual return on plan assets:
Realized and unrealized loss, net	(54)	(133)
Purchase, sales, issuances, and settlements, net	—	(3,685)

Ending Balance	$1,067	$1,121

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

Decision Analytics: The Company develops solutions that its customers use to analyze key processes in managing risk. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of mortgage applications to identify misinformation, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance, mortgage and healthcare sectors. Effective December 31, 2011, the Company provided additional disclosure about its revenue within Decision Analytics segment based on the industry vertical groupings of insurance, mortgage and financial services, healthcare and specialized markets. Previously, the Company disclosed revenue based on the classification of its solution as fraud identification and detection solutions, loss prediction solutions and loss quantification solutions. There have been no changes in reportable segments in accordance with ASC 280-10 for the year ended December 31, 2011.

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses segment EBITDA as the profitability measure for making decisions regarding ongoing operations. Segment EBITDA is income from continuing operations before

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment income and interest expense, income taxes and depreciation and amortization. Beginning in 2011, the Company’s definition of Segment EBITDA includes acquisition related liabilities adjustment for all periods presented. Segment EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate investment income, realized gain/(loss) on securities, net, interest expense, or income tax expense, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1% or more of the Company’s consolidated revenue for any of the years ended December 31, 2011, 2010 or 2009. No individual country outside of the U.S. accounted for 1% or more of total consolidated long-term assets as of December 31, 2011 or 2010.

The following table provides the Company’s revenue and operating income performance by reportable segment for the years ended December 31, 2011, 2010 and 2009, as well as a reconciliation to income before income taxes for all periods presented in the accompanying consolidated statements of operations:

	December 31, 2011			December 31, 2010			December 31, 2009
	Risk Assessment	Decision Analytics	Total	Risk Assessment	Decision Analytics	Total	Risk Assessment	Decision Analytics	Total
Revenues	$563,361	$768,479	$1,331,840	$542,138	$596,205	$1,138,343	$523,976	$503,128	$1,027,104
Expenses:
Cost of revenues (exclusive of items shown separately below)	193,667	340,068	533,735	194,731	268,742	463,473	230,494	260,800	491,294
Selling, general and administrative	83,531	125,938	209,469	78,990	87,384	166,374	82,554	80,050	162,604
Acquisition related liabilities adjustment	—	(3,364)	(3,364)	—	(544)	(544)	—	—	—

Segment EBITDA	286,163	305,837	592,000	268,417	240,623	509,040	210,928	162,278	373,206
Depreciation and amortization of fixed assets	14,219	29,608	43,827	16,772	23,956	40,728	18,690	19,888	38,578
Amortization of intangible assets	121	34,671	34,792	145	27,253	27,398	503	32,118	32,621

Operating income	271,823	241,558	513,381	251,500	189,414	440,914	191,735	110,272	302,007

Unallocated expenses:
Investment income			201			305			195
Realized gain/(loss) on securities, net			686			95			(2,332)
Interest expense			(53,847)			(34,664)			(35,265)

Consolidated income before income taxes			$460,421			$406,650			$264,605

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$11,890	$56,486	$68,376	$8,323	$32,622	$40,945	$8,373	$35,368	$43,741

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segment revenue by type of service is provided below:

	December 31, 2011	December 31, 2010	December 31, 2009
Risk Assessment
Industry-standard insurance programs	$371,894	$353,501	$341,079
Property-specific rating and underwriting information	137,133	137,071	132,027
Statistical agency and data services	31,518	29,357	28,619
Actuarial services	22,816	22,209	22,251

Total Risk Assessment	563,361	542,138	523,976
Decision Analytics
Insurance	451,216	372,843	331,587
Mortgage and financial services	134,702	137,365	105,627
Healthcare	103,722	57,972	50,064
Specialized markets	78,839	28,025	15,850

Total Decision Analytics	768,479	596,205	503,128

Total consolidated revenues	$1,331,840	$1,138,343	$1,027,104

19.     Related Parties:

The Company considers its Verisk Class A and Class B stockholders that own more than 5% of the outstanding stock within the respective class to be related parties as defined within ASC 850, Related Party Disclosures. In 2011, the Company’s Class B-1 and Class B-2 shares converted to Class A. As a result of the conversion, the Company had no related parties owning more than 5% of the entire class of stock as of December 31, 2011.

At December 31, 2010, there were four Class A and four Class B stockholders, each owning more than 5% of the respective outstanding classes. The Company’s related parties had accounts receivable, net of $515 and fees received in advance of $1,231 as of December 31, 2010.

In addition, the Company had revenues from related parties for the years ended December 31, 2011, 2010 and 2009 of $13,882, $49,788 and $60,192, respectively. The Company incurred expenses associated with the payment of insurance coverage premiums to certain of the related parties aggregating $0, $41 and $138 for the years ended December 31, 2011, 2010 and 2009, respectively. These costs are included in “Cost of revenues” and “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Commitments and Contingencies:

The Company’s operations are conducted on leased premises. Approximate minimum rentals under long-term noncancelable leases for all leased premises, computer equipment and automobiles are as follows:

Years Ending	Operating Leases	Capital Leases
2012	$28,192	$5,391
2013	28,622	3,285
2014	26,006	373
2015	23,137	75
2016	22,623	—
2017-2021	77,016	—

Net minimum lease payments	$205,596	$9,124

Less amount representing interest		182

Present value of net minimum lease capital payments		$8,942

Most of the leases require payment of property taxes and utilities and, in certain cases, contain renewal options. Operating leases consist of office space. Capital leases consist of computer equipment, office equipment, and leased automobiles. Rent expense on operating leases approximated $27,902, $23,898 and $22,985 in 2011, 2010 and 2009, respectively.

In addition, the Company is a party to legal proceedings with respect to a variety of matters in the ordinary course of business, including those matters described below. With respect to the ongoing matter, the Company is unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to this matter or the impact it may have on the Company’s results of operations, financial position or cash flows. This is primarily because this case remains in its early stages and discovery has not yet commenced. Although the Company believes it has strong defenses and intends to vigorously defend this matter, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows.

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

Schafer v. State Farm Fire & Cas. Co., et al. was a putative class action pending against the Company and State Farm Fire & Casualty Company filed in March 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. The court dismissed the antitrust claim as to both defendants and dismissed all claims against the Company other than fraud. Judge Duval denied plaintiffs’ motion to certify a class with respect to the fraud and breach of contract claims on August 3, 2009. After the single action was reassigned to Judge Africk plaintiffs agreed to settle the matter with the Company and State Farm and a Settlement Agreement and Release was executed by all parties in June 2010. The terms of the settlement were not considered material to the Company.

Mornay v. Travelers Ins. Co., et al. was a putative class action pending against the Company and Travelers Insurance Company filed in November 2007 in the Eastern District of Louisiana. The complaint alleged antitrust violations, breach of contract, negligence, bad faith, and fraud. As in Schafer, the court dismissed the antitrust claim as to both defendants and dismissed all claims against the Company other than fraud. Judge Duval stayed all proceedings in the case pending an appraisal of the lead plaintiff’s insurance claim. The matter was re-assigned to Judge Barbier, who on September 11, 2009 issued an order administratively closing the matter pending completion of the appraisal process. After the appraisal process was completed and the court lifted the stay, defendants filed a motion to strike the class allegations and dismiss the fraud claim. The plaintiffs agreed to settle the matter and a Settlement Agreement and Release were executed by all parties on January 5, 2012. The terms of the settlement were not considered material to the Company.

iiX Litigation

In April 2010, the Company’s subsidiary, Insurance Information Exchange or iiX, as well as other information providers in the State of Missouri were served with a summons and class action complaint filed in the United States District Court for the Western District of Missouri alleging violations of the Driver Privacy Protection Act, or the DPPA, entitled Janice Cook, et al. v. ACS State & Local Solutions, et al. Plaintiffs brought the action on their own behalf and on behalf of all similarly situated individuals whose personal information is contained in any motor vehicle record maintained by the State of Missouri and who have not provided express consent to the State of Missouri for the distribution of their personal information for purposes not enumerated by the DPPA and whose personal information has been knowingly obtained and used by the defendants. The class

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint alleged that the defendants knowingly obtained personal information for a purpose not authorized by the DPPA and sought liquidated damages in the amount of two thousand five hundred dollars for each instance of a violation of the DPPA, punitive damages and the destruction of any illegally obtained personal information. The court granted iiX’s motion to dismiss the complaint based on a failure to state a claim on November 19, 2010. Plaintiffs filed a notice of appeal on December 17, 2010 and oral argument was heard by the Eighth Circuit on September 18, 2011. The Eighth Circuit affirmed the District Court’s dismissal on December 15, 2011.

Interthinx Litigation

In September 2009, the Company’s subsidiary, Interthinx, Inc., was served with a putative class action entitled Renata Gluzman v. Interthinx, Inc. The plaintiff, a former Interthinx employee, filed the class action on August 13, 2009 in the Superior Court of the State of California, County of Los Angeles on behalf of all Interthinx information technology employees for unpaid overtime and missed meals and rest breaks, as well as various related claims claiming that the information technology employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. The pleadings included, among other things, a violation of Business and Professions Code 17200 for unfair business practices, which allowed plaintiffs to include as class members all information technology employees employed at Interthinx for four years prior to the date of filing the complaint. The complaint sought compensatory damages, penalties that are associated with the various statutes, restitution, interest costs, and attorney fees. On June 2, 2010, plaintiffs agreed to settle their claims with Interthinx and the court granted final approval to the settlement on February 23, 2011. The terms of the settlement were not considered material to the Company.

Citizens Insurance Litigation

The Company has received notice of a complaint filed on February 7, 2012 in the Florida State Circuit Court for Pasco County naming Citizens Property Insurance Corporation (“Citizens”) and the Company’s Xactware subsidiary. The complaint does not seek monetary relief against Xactware. It alleges a class action seeking declaratory relief against defendants and is brought on behalf of “all individuals who have purchased a new or renewed a property casualty insurance policy from Citizens” where Citizens used an Xactware product to determine replacement value of the property. The complaint has not yet been served on Xactware. At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to this matter.

21.     Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

In April and December 2011, Verisk Analytics, Inc. (the “Parent Company”) registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent wholly-owned subsidiaries and issued certain other debt securities with full and unconditional and joint and several guarantees by certain of its subsidiaries. Accordingly, presented below is condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis, and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented. Effective as of December 31, 2011, ISO Staff Services, Inc. (“ISOSS”), a guarantor of the senior notes, merged with and into ISO, also a guarantor of the senior notes, pursuant to which ISO was the surviving corporation. By virtue of the merger, ISO expressly assumed all of the obligations of ISOSS, including the guarantee by ISOSS of the senior notes.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$76,238	$76,813	$38,552	$—	$191,603
Available-for-sale securities	—	5,066	—	—	5,066
Accounts receivable, net of allowance for doubtful accounts of $4,158	—	128,214	25,125	—	153,339
Prepaid expenses	—	20,090	1,815	—	21,905
Deferred income taxes, net	—	2,557	1,261	—	3,818
Federal and foreign income taxes receivable	7,905	23,024	—	(5,687)	25,242
State and local income taxes receivable	618	10,392	423	—	11,433
Intercompany receivables	250,177	482,172	147,996	(880,345)	—
Other current assets	—	26,094	15,154	—	41,248

Total current assets	334,938	774,422	230,326	(886,032)	453,654
Noncurrent assets:
Fixed assets, net	—	102,202	17,209	—	119,411
Intangible assets, net	—	81,828	144,596	—	226,424
Goodwill	—	481,736	228,208	—	709,944
Deferred income taxes, net	—	50,267	—	(39,787)	10,480
Investment in subsidiaries	601,380	104,430	—	(705,810)	—
Other assets	6,218	13,059	1,916	—	21,193

Total assets	$942,536	$1,607,944	$622,255	$(1,631,629)	$1,541,106

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,328	$117,759	$38,905	$—	$162,992
Acquisition related liabilities	—	—	250	—	250
Short-term debt and current portion of long-term debt	—	5,161	393	—	5,554
Pension and postretirement benefits, current	—	4,012	—	—	4,012
Fees received in advance	—	152,948	23,894	—	176,842
Intercompany payables	338,041	354,362	187,942	(880,345)	—
Federal and foreign income taxes payable	—	—	5,687	(5,687)	—

Total current liabilities	344,369	634,242	257,071	(886,032)	349,650
Noncurrent liabilities:
Long-term debt	696,657	403,586	89	—	1,100,332
Pension and postretirement benefits	—	127,748	—	—	127,748
Deferred income taxes, net	—	—	39,787	(39,787)	—
Other liabilities	—	58,158	3,708	—	61,866

Total liabilities	1,041,026	1,223,734	300,655	(925,819)	1,639,596
Total stockholders’ (deficit)/equity	(98,490)	384,210	321,600	(705,810)	(98,490)

Total liabilities and stockholders’ (deficit)/equity	$942,536	$1,607,944	$622,255	$(1,631,629)	$1,541,106

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1	$31,576	$23,397	$—	$54,974
Available-for-sale securities	—	5,653	—	—	5,653
Accounts receivable, net of allowance for doubtful accounts of $4,028
(including amounts from related parties of $515)	—	98,817	27,747	—	126,564
Prepaid expenses	—	15,566	2,225	—	17,791
Deferred income taxes, net	—	2,745	936	—	3,681
Federal and foreign income taxes receivable	—	13,590	2,193	—	15,783
State and local income taxes receivable	—	7,882	1,041	—	8,923
Intercompany receivables	101,470	668,906	59,021	(829,397)	—
Other current assets	—	6,720	346	—	7,066

Total current assets	101,471	851,455	116,906	(829,397)	240,435
Noncurrent assets:
Fixed assets, net	—	78,928	14,481	—	93,409
Intangible assets, net	—	75,307	124,922	—	200,229
Goodwill	—	449,065	183,603	—	632,668
Deferred income taxes, net	—	64,421	—	(42,542)	21,879
State income taxes receivable	—	1,773	—	—	1,773
Investment in subsidiaries	326,387	20,912	—	(347,299)	—
Other assets	—	10,248	16,449	—	26,697

Total assets	$427,858	$1,552,109	$456,361	$(1,219,238)	$1,217,090

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$95,425	$16,570	$—	$111,995
Acquisition related liabilities	—	—	3,500	—	3,500
Short-term debt and current portion of long-term debt	—	437,457	260	—	437,717
Pension and postretirement benefits, current	—	4,663	—	—	4,663
Fees received in advance (including amounts from related parties of $1,231)	—	137,521	25,486	—	163,007
Intercompany payables	542,300	165,681	121,416	(829,397)	—

Total current liabilities	542,300	840,747	167,232	(829,397)	720,882
Noncurrent liabilities:
Long-term debt	—	401,788	38	—	401,826
Pension and postretirement benefits	—	118,611	—	—	118,611
Deferred income taxes, net	—	—	42,542	(42,542)	—
Other liabilities	—	71,663	18,550	—	90,213

Total liabilities	542,300	1,432,809	228,362	(871,939)	1,331,532
Total stockholders’ (deficit)/equity	(114,442)	119,300	227,999	(347,299)	(114,442)

Total liabilities and stockholders’ (deficit)/equity	$427,858	$1,552,109	$456,361	$(1,219,238)	$1,217,090

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Year Ended December 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Revenues	$—	$1,181,396	$167,044	$(16,600)	$1,331,840
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	466,445	75,603	(8,313)	533,735
Selling, general and administrative	—	165,091	52,665	(8,287)	209,469
Depreciation and amortization of fixed assets	—	36,007	7,820	—	43,827
Amortization of intangible assets	—	20,351	14,441	—	34,792
Acquisition related liabilities adjustment	—	(2,800)	(564)	—	(3,364)

Total expenses	—	685,094	149,965	(16,600)	818,459

Operating income	—	496,302	17,079	—	513,381
Other income/(expense):
Investment income	36	3,025	22	(2,882)	201
Realized gain on securities, net	—	686	—	—	686
Interest expense	(23,239)	(33,319)	(171)	2,882	(53,847)

Total other expense, net	(23,203)	(29,608)	(149)	—	(52,960)

(Loss)/income before equity in net income of subsidiary and income taxes	(23,203)	466,694	16,930	—	460,421
Equity in net income of subsidiary	297,439	6,891	—	(304,330)	—
Provision for income taxes	8,522	(180,578)	(5,607)	—	(177,663)

Net income	$282,758	$293,007	$11,323	$(304,330)	$282,758

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Year Ended December 31, 2010

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Revenues	$—	$1,086,211	$68,731	$(16,599)	$1,138,343
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	434,247	40,764	(11,538)	463,473
Selling, general and administrative	—	146,005	24,841	(4,472)	166,374
Depreciation and amortization of fixed assets	—	35,974	5,260	(506)	40,728
Amortization of intangible assets	—	24,205	3,193	—	27,398
Acquisition related liabilities adjustment	—	(544)	—	—	(544)

Total expenses	—	639,887	74,058	(16,516)	697,429

Operating income/(loss)	—	446,324	(5,327)	(83)	440,914
Other income/(expense):
Investment income	—	223	82	—	305
Realized gain on securities, net	—	95	—	—	95
Interest expense	—	(34,605)	(142)	83	(34,664)

Total other expense, net	—	(34,287)	(60)	83	(34,264)

Income/(loss) before equity in net income of subsidiary and income taxes	—	412,037	(5,387)	—	406,650
Equity in net income/(loss) of subsidiary	242,552	(2,550)	—	(240,002)	—
Provision for income taxes	—	(166,340)	2,242	—	(164,098)

Net income/(loss)	$242,552	$243,147	$(3,145)	$(240,002)	$242,552

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Year Ended December 31, 2009

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Revenues	$—	$1,001,275	$41,787	$(15,958)	$1,027,104
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	474,526	27,500	(10,732)	491,294
Selling, general and administrative	—	150,288	15,683	(3,367)	162,604
Depreciation and amortization of fixed assets	—	35,238	5,114	(1,774)	38,578
Amortization of intangible assets	—	30,622	1,999	—	32,621

Total expenses	—	690,674	50,296	(15,873)	725,097

Operating income/(loss)	—	310,601	(8,509)	(85)	302,007
Other income/(expense):
Investment income	—	1,469	59	(1,333)	195
Realized loss on securities, net	—	(2,332)	—	—	(2,332)
Interest expense	—	(35,251)	(1,432)	1,418	(35,265)

Total other expense, net	—	(36,114)	(1,373)	85	(37,402)

Income/(loss) before equity in net income/(loss) of subsidiary and income taxes	—	274,487	(9,882)	—	264,605
Equity in net income/(loss) of subsidiary	126,614	(7,000)	—	(119,614)	—
Provision for income taxes	—	(140,873)	2,882	—	(137,991)

Net income/(loss)	$126,614	$126,614	$(7,000)	$(119,614)	$126,614

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended December 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Net cash (used in)/provided by operating activities	$(14,821)	$346,820	$43,722	$—	$375,721
Cash flows from investing activities:
Acquisitions, net of cash acquired of $590	—	(121,721)	—	—	(121,721)
Purchases of fixed assets	—	(50,813)	(9,016)	—	(59,829)
Earnout payments	—	—	(3,500)	—	(3,500)
Escrow funding associated with acquisitions	—	(19,560)	—	—	(19,560)
Advances provided to other subsidiaries	(10,052)	(54,701)	(81,824)	146,577	—
Repayments received from other subsidiaries	—	9,714	—	(9,714)	—
Proceeds from repayment of intercompany note receivable	—	617,796	—	(617,796)	—
Purchases of available-for-sale securities	—	(1,549)	—	—	(1,549)
Proceeds from sales and maturities of available-for-sale securities	—	1,730	—	—	1,730
Other investing activities	—	300	—	—	300

Net cash (used in)/provided by investing activities	(10,052)	381,196	(94,340)	(480,933)	(204,129)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	696,559	—	—	—	696,559
Repayment of current portion of long-term debt	—	(125,000)	—	—	(125,000)
Repayment of short-term debt refinanced on a long-term basis	—	(440,000)	—	—	(440,000)
Proceeds from issuance of short-term debt with original maturities greater than three months	—	120,000	—	—	120,000
Proceeds of short-term debt, net	—	10,000	—	—	10,000
Repurchase of Verisk Class A common stock	—	(381,776)	—	—	(381,776)
Repayments of advances provided to other subsidiaries	(7,204)	(2,510)	—	9,714	—
Repayment of intercompany note payable	(617,796)	—	—	617,796	—
Advances received from other subsidiaries	34,038	46,013	66,526	(146,577)	—
Payment of debt issuance cost	(4,487)	(3,348)	—	—	(7,835)
Excess tax benefits from exercised stock options	—	53,195	—	—	53,195
Proceeds from stock options exercised	—	43,345	—	—	43,345
Other financing	—	(2,746)	(522)	—	(3,268)

Net cash provided by/(used in) financing activities	101,110	(682,827)	66,004	480,933	(34,780)
Effect of exchange rate changes	—	48	(231)	—	(183)

Increase in cash and cash equivalents	76,237	45,237	15,155	—	136,629
Cash and cash equivalents, beginning of period	1	31,576	23,397	—	54,974

Cash and cash equivalents, end of period	$76,238	$76,813	$38,552	$—	$191,603

Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$381,776	$381,776	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$43,345	$43,345	$—	$—	$—

Issuance of intercompany note payable/(receivable) from amounts previously recorded as intercompany payables/(receivables)	$615,000	$(615,000)	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended December 31, 2010

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Net cash provided by/(used in) operating activities	$—	$336,661	$(629)	$—	$336,032
Cash flows from investing activities:
Acquisitions, net of cash acquired of $10,524	—	(189,578)	—	—	(189,578)
Proceeds from release of acquisition related escrows	—	283	—	—	283
Escrow funding associated with acquisitions	—	(15,980)	—	—	(15,980)
Advances provided to other subsidiaries	—	(50,978)	(4,506)	55,484	—
Purchases of available-for-sale securities	—	(516)	—	—	(516)
Proceeds from sales and maturities of available-for-sale securities	—	743	—	—	743
Purchases of fixed assets	—	(32,680)	(5,961)	—	(38,641)

Net cash used in investing activities	—	(288,706)	(10,467)	55,484	(243,689)
Cash flows from financing activities:
Proceeds from issuance of short-term debt with maturities of three months or greater	—	215,000	—	—	215,000
Proceeds from issuance of short-term debt, net	—	35,000	—	—	35,000
Repurchase of Verisk Class A common stock	—	(210,246)	—	—	(210,246)
Repurchase of Verisk Class B-1 common stock	—	(199,936)	—	—	(199,936)
Repurchase of Verisk Class B-2 common stock	—	(9,879)	—	—	(9,879)
Net share settlement of taxes upon exercise of stock options	—	(15,051)	—	—	(15,051)
Advances received from other subsidiaries	—	41,223	14,261	(55,484)	—
Payment of debt issuance cost	—	(1,781)	—	—	(1,781)
Excess tax benefits from exercised stock options	—	49,015	—	—	49,015
Proceeds from stock options exercised	—	35,482	—	—	35,482
Other financing	—	(6,350)	(41)	—	(6,391)

Net cash (used in)/provided by financing activities	—	(67,523)	14,220	(55,484)	(108,787)
Effect of exchange rate changes	—	139	(248)	—	(109)

(Decrease)/increase in cash and cash equivalents	—	(19,429)	2,876	—	(16,553)
Cash and cash equivalents, beginning of period	1	51,005	20,521	—	71,527

Cash and cash equivalents, end of period	$1	$31,576	$23,397	$—	$54,974

Supplemental disclosures:
Changes in intercompany balances due to acquisitions funded directly by ISO	$197,670	$197,670	$—	$—	$—

Increase in investment in subsidiaries due to assets transferred to non-guarantors in exchange for common stock	$197,670	$—	$197,670	$—	$—

Non-cash capital contribution	$—	$26,555	$26,555	$—	$—

Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$435,112	$435,112	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$35,482	$35,482	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended December 31, 2009

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Net cash provided by operating activities	$—	$320,657	$5,744	$—	$326,401
Cash flows from investing activities:
Acquisitions, net of cash acquired of $9,477	—	(58,848)	(2,502)	—	(61,350)
Earnout payments	—	(78,100)	—	—	(78,100)
Proceeds from release of acquisition related escrows	—	129	—	—	129
Escrow funding associated with acquisitions	—	(7,400)	(236)	—	(7,636)
Advances provided to other subsidiaries	—	(19,580)	(3,579)	23,159	—
Purchases of available-for-sale securities	—	(575)	—	—	(575)
Proceeds from sales and maturities of available-for-sale securities	—	886	—	—	886
Purchases of fixed assets	—	(34,042)	(4,343)	(309)	(38,694)

Net cash used in investing activities	—	(197,530)	(10,660)	22,850	(185,340)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	80,000	—	—	80,000
Repayments of current portion of long-term debt	—	(100,000)	—	—	(100,000)
Repayments of short-term debt, net	—	(59,207)	(37)	—	(59,244)
Redemption of ISO Class A common stock	—	(46,740)	—	—	(46,740)
Advances received from other subsidiaries	—	11,109	11,741	(22,850)	—
Payment of debt issuance cost	—	(4,510)	—	—	(4,510)
Excess tax benefits from exercised stock options	—	19,976	—	—	19,976
Proceeds from stock options exercised	—	7,709	—	—	7,709

Net cash (used in)/provided by financing activities	—	(91,663)	11,704	(22,850)	(102,809)
Effect of exchange rate changes	—	155	(65)	—	90

Increase in cash and cash equivalents	—	31,619	6,723	—	38,342
Cash and cash equivalents, beginning of period	1	19,386	13,798	—	33,185

Cash and cash equivalents, end of period	$1	$51,005	$20,521	—	$71,527

Supplemental disclosures:
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$5,097	$5,097	$—	$—	$—

**************

Schedule II

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses(1)	Deductions— Write-offs (2)	Balance at End of Year
Year ended December 31, 2011:
Allowance for doubtful accounts	$4,028	$1,278	$(1,148)	$4,158

Valuation allowance for income taxes	$1,485	$130	$—	$1,615

Year ended December 31, 2010:
Allowance for doubtful accounts	$3,844	$648	$(464)	$4,028

Valuation allowance for income taxes	$2,110	$352	$(977)	$1,485

Year ended December 31, 2009:
Allowance for doubtful accounts	$6,397	$916	$(3,469)	$3,844

Valuation allowance for income taxes	$2,098	$12	$—	$2,110

(1)	Primarily additional reserves for bad debts.

(2)	Primarily accounts receivable balances written off, net of recoveries, and the expiration of loss carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2012.

VERISK ANALYTICS, INC. (Registrant)

/s/ Frank J. Coyne
Frank J. Coyne
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2012.

Signature	Capacity

/s/ Frank J. Coyne Frank J. Coyne	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

/s/ Mark V. Anquillare Mark V. Anquillare	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ J. Hyatt Brown J. Hyatt Brown	Director

/s/ Glen A. Dell Glen A. Dell	Director

/s/ Christopher M. Foskett Christopher M. Foskett	Director

/s/ Constantine P. Iordanou Constantine P. Iordanou	Director

/s/ John F. Lehman, Jr. John F. Lehman, Jr.	Director

/s/ Samuel G. Liss Samuel G. Liss	Director

/s/ Andrew G. Mills Andrew G. Mills	Director

/s/ Thomas F. Motamed Thomas F. Motamed	Director

/s/ Arthur J. Rothkopf Arthur J. Rothkopf	Director

/s/ David B. Wright David B. Wright	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

4.2	Prudential Uncommitted Master Shelf Agreement, dated as of June 13, 2003, among Insurance Services Office, Inc., The Prudential Insurance Company of America, U.S. Private Placement Fund, Baystate Investments, LLC, United of Omaha Life Insurance Company and Prudential Investment Management, Inc., incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.3	Amendment No. 1 to the Prudential Uncommitted Master Shelf Agreement, dated February 1, 2005, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.4	Amendment No. 2 to the Prudential Uncommitted Master Shelf Agreement, dated June 1, 2005, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.5	Amendment No. 3 to the Prudential Uncommitted Master Shelf Agreement, dated January 23, 2006, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.6	Waiver and Amendment No. 4 to the Prudential Uncommitted Master Shelf Agreement, dated February 28, 2007, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference herein to Exhibit 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.7	Amendment No. 5 to the Prudential Uncommitted Master Shelf Agreement, dated August 30, 2010, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, dated September 16, 2010.

4.8	Waiver, Consent and Amendment No. 6 to the Prudential Uncommitted Master Shelf Agreement, dated March 28, 2011, among Verisk Analytics, Inc., Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3, dated March 29, 2011.

4.9	New York Life Uncommitted Master Shelf Agreement, dated as of March 16, 2007, among Insurance Services Office, Inc., New York Life Insurance Company and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

Exhibit Number	Description

4.10	Waiver, Consent and Amendment No. 2 to the New York Life Uncommitted Master Shelf Agreement, dated March 28, 2011, among Verisk Analytics, Inc., Insurance Services Office, Inc., New York Life Insurance Company and the other purchasers party thereto, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-3, dated March 29, 2011.

4.11	Third Amended and Restated Sharing Agreement, dated as of March 28, 2011, among Bank of America, N.A., as administrative agent, and the other Lenders party thereto, incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3, dated March 29, 2011.

4.12	Senior Notes Indenture, dated as of April 6, 2011, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 6, 2011.

4.13	First Supplemental Indenture, dated as of April 6, 2011, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated April 6, 2011.

4.14	Second Supplemental Indenture, dated as of December 8, 2011, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated December 8, 2011.

10.1	401(k) Savings Plan and Employee Stock Ownership Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, dated August 12, 2008.

10.2	Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

10.3	Form of Letter Agreement, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated October 7, 2008.

10.4	Form of Master License Agreement and Participation Supplement, incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated October 7, 2008.

10.5	Schedule of Master License Agreements Substantially Identical in All Material Respects to the Form of Master License Agreement and Participation Supplement, incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

10.6	Amended and Restated Credit Agreement dated October 25, 2011 among Verisk Analytics, Inc., as co-borrower, Insurance Services Office, Inc., as co-borrower, the guarantors party thereto, and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2011.

10.7	Employment Agreement with Frank J. Coyne, incorporated herein by reference to Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

10.8	Form of Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.8 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

10.9	Insurance Services Office, Inc. 1996 Incentive Plan and Form of Stock Option Agreement thereunder, incorporated herein by reference to Exhibit 10.9 to Amendment No. 7 to the Company’s Registration Statement on Form S-1, dated September 29, 2009.

10.10	Form of Stock Option Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated November 16, 2009.

Exhibit Number	Description

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.