Form 10-Q
period 2012-03-31
Verisk Analytics, Inc.
filed 2012-05-01
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2012, there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	166,066,010

Verisk Analytics, Inc.

Index to Form 10-Q

Item 1.	Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and December 31, 2011

	2012
	unaudited	2011
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$114,930	$191,603
Available-for-sale securities	4,968	5,066
Accounts receivable, net of allowance for doubtful accounts as of March 31, 2012 and December 31, 2011 of $3,990 and $4,158, respectively (1)	194,540	153,339
Prepaid expenses	28,619	21,905
Deferred income taxes, net	13,500	3,818
Federal and foreign income taxes receivable	18,891	25,242
State and local income taxes receivable	4,856	11,433
Other current assets	39,536	41,248

Total current assets	419,840	453,654

Noncurrent assets:
Fixed assets, net	124,781	119,411
Intangible assets, net	375,742	226,424
Goodwill	933,298	709,944
Deferred income taxes, net	—	10,480
Other assets	38,382	21,193

Total assets	$1,892,043	$1,541,106

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$144,974	$162,992
Acquisition related liabilities	250	250
Short-term debt and current portion of long-term debt	130,478	5,554
Pension and postretirement benefits, current	2,912	4,012
Fees received in advance (1)	288,942	176,842

Total current liabilities	567,556	349,650

Noncurrent liabilities:
Long-term debt	1,099,285	1,100,332
Pension benefits	99,757	109,161
Postretirement benefits	15,792	18,587
Deferred income taxes, net	39,868	—
Other liabilities	80,043	61,866

Total liabilities	1,902,301	1,639,596

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 165,550,091 and 164,285,227 outstanding as of March 31, 2012 and December 31, 2011, respectively	137	137
Unearned KSOP contributions	(648)	(691)
Additional paid-in capital	917,884	874,808
Treasury stock, at cost, 378,452,947 and 379,717,811 shares as of March 31, 2012 and December 31, 2011, respectively	(1,501,414)	(1,471,042)
Retained earnings	651,186	576,585
Accumulated other comprehensive losses	(77,403)	(78,287)

Total stockholders’ deficit	(10,258)	(98,490)

Total liabilities and stockholders’ deficit	$1,892,043	$1,541,106

(1)	There were no related party balances as of March 31, 2012 and December 31, 2011. See Note 13. Related Parties for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For The Three Month Periods Ended March 31, 2012 and 2011

	2012	2011
	(In thousands, except for share and per share data)
Revenues (including amounts from related parties of $0 and $4,396, respectively) (1)	$346,501	$312,869

Expenses:
Cost of revenues (exclusive of items shown separately below)	133,330	124,556
Selling, general and administrative	53,979	49,256
Depreciation and amortization of fixed assets	11,644	11,305
Amortization of intangible assets	8,587	8,455

Total expenses	207,540	193,572

Operating income	138,961	119,297

Other income/(expense):
Investment income	105	10
Realized gain on securities, net	330	362
Interest expense	(16,385)	(9,615)

Total other expense, net	(15,950)	(9,243)

Income before income taxes	123,011	110,054
Provision for income taxes	(48,410)	(44,178)

Net income	$74,601	$65,876

Basic net income per share	$0.45	$0.39

Diluted net income per share	$0.44	$0.37

Weighted average shares outstanding:
Basic	164,836,992	169,030,227

Diluted	171,350,820	176,964,192

(1)	See Note 13. Related Parties for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For The Three Months Ended March 31, 2012 and 2011

	2012	2011
	(In thousands)
Net income	$74,601	$65,876
Other comprehensive income, net of tax:
Unrealized holding loss on investments	(197)	(126)
Unrealized foreign currency gain	153	338
Pension and postretirement unfunded liability adjustment	928	754

Total other comprehensive income	884	966

Comprehensive income	$75,485	$66,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

For The Year Ended December 31, 2011 and The Three Months Ended March 31, 2012

									Accumulated
					Unearned	Additional			Other	Total
	Common Stock Issued				KSOP	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Class A	Class B (Series 1)	Class B (Series 2)	Par Value	Contributions	Capital	Stock	Earnings	Losses	Deficit
	(In thousands, except for share data)
Balance, December 31, 2010	150,179,126	198,327,962	193,665,008	$135	$(988)	$754,708	$(1,106,321)	$293,827	$(55,803)	$(114,442)
Net income	—	—	—	—	—	—	—	282,758	—	282,758
Other comprehensive loss	—	—	—	—	—	—	—	—	(22,484)	(22,484)
Conversion of Class B-1 common stock	198,327,962	(198,327,962)	—	—	—	—	—	—	—	—
Conversion of Class B-2 common stock	193,665,008	—	(193,665,008)	—	—	—	—	—	—	—
Treasury stock acquired—Class A (11,326,624 shares)	—	—	—	—	—	—	(380,710)	—	—	(380,710)
KSOP shares earned	—	—	—	—	297	12,318	—	—	—	12,615
Stock options exercised, including tax benefit of $57,684 (3,716,165 shares reissued from treasury stock)	1,830,942	—	—	2	—	85,051	15,978	—	—	101,031
Stock based compensation	—	—	—	—	—	22,656	—	—	—	22,656
Other stock issuances	—	—	—	—	—	75	11	—	—	86

Balance, December 31, 2011	544,003,038	—	—	$137	$(691)	$874,808	$(1,471,042)	$576,585	$(78,287)	$(98,490)

Net income	—	—	—	—	—	—	—	74,601	—	74,601
Other comprehensive income	—	—	—	—	—	—	—	—	884	884
Treasury stock acquired—Class A (917,987 shares)	—	—	—	—	—	—	(38,924)	—	—	(38,924)
KSOP shares earned	—	—	—	—	43	2,888	—	—	—	2,931
Stock options exercised, including tax benefit of $29,705 (2,182,851 shares reissued from treasury stock)	—	—	—	—	—	35,742	8,552	—	—	44,294
Stock based compensation	—	—	—	—	—	4,446	—	—	—	4,446

Balance, March 31, 2012	544,003,038	—	—	$137	$(648)	$917,884	$(1,501,414)	$651,186	$(77,403)	$(10,258)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For The Three Months Ended March 31, 2012 and 2011

	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$74,601	$65,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	11,644	11,305
Amortization of intangible assets	8,587	8,455
Amortization of debt issuance costs and original issue discount	545	309
Allowance for doubtful accounts	355	151
KSOP compensation expense	2,931	3,111
Stock based compensation	4,446	3,818
Noncash charges associated with performance-based appreciation awards	—	546
Realized gain on securities, net	(330)	(362)
Deferred income taxes	(349)	(158)
(Gain)/loss on disposal of assets	(7)	96
Other operating	10	15

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(34,479)	(37,475)
Prepaid expenses and other assets	(2,881)	(7,890)
Federal and foreign income taxes	40,511	35,954
State and local income taxes	6,754	4,830
Accounts payable and accrued liabilities	(20,966)	(22,100)
Fees received in advance	112,100	84,057
Pension and postretirement benefits	(11,590)	(4,349)
Other liabilities	(2,269)	(608)

Net cash provided by operating activities	189,613	145,581

Cash flows from investing activities:
Acquisitions, net of cash acquired for 2012 and 2011 of $29,387 and $0, respectively	(330,777)	—
Purchase of non-controlling equity investment in non-public companies	(2,000)	—
Escrow funding associated with acquisitions	(17,000)	—
Purchases of fixed assets	(17,442)	(13,648)
Purchases of available-for-sale securities	(791)	(960)
Proceeds from sales and maturities of available-for-sale securities	898	1,154

Net cash used in investing activities	(367,112)	(13,454)

Cash flows from financing activities:
Proceeds/(repayments) of short-term debt, net	125,000	(15,946)
Payment of debt issuance costs	—	(256)
Repurchase of Class A common stock	(36,792)	(73,578)
Proceeds from stock options exercised	14,589	3,579
Other financing	(2,124)	—

Net cash provided by/(used in) financing activities	100,673	(86,201)

Effect of exchange rate changes	153	338

(Decrease)/increase in cash and cash equivalents	(76,673)	46,264
Cash and cash equivalents, beginning of period	191,603	54,974

Cash and cash equivalents, end of period	$114,930	$101,238

Supplemental disclosures:
Taxes paid	$1,239	$3,351

Interest paid	$6,359	$9,479

Noncash investing and financing activities:
Repurchase of Class A common stock included in accounts payable and accrued liabilities	$3,332	$2,070

Deferred tax liability established on date of acquisition	$40,358	$—

Capital lease obligations	$422	$6,920

Capital expenditures included in accounts payable and accrued liabilities	$1,505	$310

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

Verisk was established to serve as the parent holding company of Insurance Services Office, Inc. (“ISO”). ISO was formed in 1971 as an advisory and rating organization for the P&C insurance industry to provide statistical and actuarial services, to develop insurance programs and to assist insurance companies in meeting state regulatory requirements. Over the past decade, the Company has broadened its data assets, entered new markets, placed a greater emphasis on analytics, and pursued strategic acquisitions.Verisk’s Class A common stock trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, acquisition related liabilities, fair value of stock-based compensation, liabilities for pension and postretirement benefits, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. Certain reclassifications have been made related to the segment reporting within Decision Analytics’ revenue categories in the notes to the condensed consolidated financial statements to conform to the respective 2012 presentation.

The condensed consolidated financial statements as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three-month period ended March 31, 2012 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.

Recent Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”). Under ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s condensed consolidated financial statements, though it changed the financial statement presentation.

3. Investments:

The following is a summary of available-for-sale securities:

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
March 31, 2012
Registered investment companies	$4,841	$118	$—	$4,959
Equity securities	14	—	(5)	9

Total available-for-sale securities	$4,855	$118	$(5)	$4,968

December 31, 2011
Registered investment companies	$4,618	$439	$—	$5,057
Equity securities	14	—	(5)	9

Total available-for-sale securities	$4,632	$439	$(5)	$5,066

In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with Accounting Standards Codification (“ASC”) 323-10-25, The Equity Method of Accounting for Investments in Common Stock (“ASC 323-10-25”). At March 31, 2012 and December 31, 2011, the carrying value of such securities was $5,443 and $3,443 for each period and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.

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

Level 1 -	Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments.

Level 2 -	Assets and liabilities valued based on observable market data for similar instruments.

Level 3 -	Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that market participant would require.

The following table provides information for such assets and liabilities as of March 31, 2012 and December 31, 2011. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, acquisitions related liabilities prior to the adoption of ASC 805, Business Combinations (“ASC 805”), and short-term debt approximate their carrying amounts because of the short-term maturity of these instruments. The short-term debt would be a Level 2 liability if it was measured at fair value on the condensed consolidated balance sheets. The fair value of the Company’s long-term debt was estimated at $1,190,067 and $1,181,788 as of March 31, 2012 and December 31, 2011, respectively, and would be a Level 2 liability if the long-term debt was measured at fair value on the condensed consolidated balance sheets. The long term debt is based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. These assets and liabilities are not presented in the following table.

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
March 31, 2012
Cash equivalents—money-market funds	$1,640	$—	$1,640	$—
Registered investment companies (1)	$4,959	$4,959	$—	$—
Equity securities (1)	$9	$9	$—	$—

December 31, 2011
Cash equivalents—money-market funds	$2,449	$—	$2,449	$—
Registered investment companies (1)	$5,057	$5,057	$—	$—
Equity securities (1)	$9	$9	$—	$—

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

5. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2011 through March 31, 2012, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2011 (1)	$27,908	$682,036	$709,944
Current year acquisition	—	223,354	223,354

Goodwill at March 31, 2012 (1)	$27,908	$905,390	$933,298

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to January 1, 2009.

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

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
March 31, 2012
Technology-based	7 years	$278,764	$(159,883)	$118,881
Marketing-related	5 years	63,552	(34,108)	29,444
Contract-based	6 years	6,555	(6,531)	24
Customer-related	12 years	273,237	(45,844)	227,393

Total intangible assets		$622,108	$(246,366)	$375,742

December 31, 2011
Technology-based	7 years	$235,654	$(155,333)	$80,321
Marketing-related	5 years	48,770	(33,190)	15,580
Contract-based	6 years	6,555	(6,482)	73
Customer-related	13 years	173,224	(42,774)	130,450

Total intangible assets		$464,203	$(237,779)	$226,424

Consolidated amortization expense related to intangible assets for the three months ended March 31, 2012 and 2011, was $8,587 and $8,455, respectively. Estimated amortization expense in future periods through 2017 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2012	$36,279
2013	42,978
2014	35,851
2015	33,387
2016	32,255
2017 and Thereafter	194,992

$375,742

6. Acquisitions:

2012 Acquisitions

On March 30, 2012, the Company acquired 100% of the stock of MediConnect Global, Inc. (“MediConnect”), a service provider of medical record retrieval, digitization, coding, extraction, and analysis, for a net cash purchase price of approximately $330,777 and funded $17,000 of indemnity escrows. Within the Company’s Decision Analytics segment, MediConnect further supports the Company’s objective as the leading provider of data, analytics, and decision-support solutions to the healthcare and property casualty industry.

The preliminary purchase price allocation of the acquisition resulted in the following:

MediConnect
Accounts receivable	$7,077
Current assets	14,918
Fixed assets	1,075
Intangible assets	157,905
Goodwill	223,354
Other assets	17,087

Total assets acquired	421,416

Current liabilities	3,005
Other liabilities	70,634

Total liabilities assumed	73,639

Net assets acquired	$347,777

The amounts assigned to intangible assets by type for the current year acquisition are summarized in the table below:

	Weighted Average Useful Life	MediConnect
Technology-based	10 years	$43,110
Marketing-related	4 years	14,782
Customer-related	10 years	100,013

Total intangible assets	9 years	$157,905

For the three months ended March 31, 2012, the Company incurred preliminary transaction costs related to this acquisition of $810 included within “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations.

Due to the timing of the acquisition, the allocations of the purchase price are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a material impact on the consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date.

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of MediConnect occurred at the beginning of the year 2011. The pro forma information for the three months ended March 31, 2012 and 2011 presented below is based on estimates and assumptions, which the Company believes are reasonable and is not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had this acquisition been completed at the beginning of 2011. The unaudited pro forma information includes intangible asset amortization charges and incremental borrowing costs as a result of the acquisition, net of related tax, estimated using the Company’s effective tax rate for continuing operations for the period.

	For the Three Months Ended March 31,
	2012	2011
	(unaudited)
Pro forma revenues	$363,659	$323,095
Pro forma net income	$73,359	$62,157
Pro forma basic net income per share	$0.45	$0.37
Pro forma diluted net income per share	$0.43	$0.35

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

The allocation of the purchase price to goodwill, accrued liabilities, and the determination of a liability under ASC 740-10-25, Accounting for Uncertainty in Income Taxes (“ASC 740-10-25”) is subject to revisions for HRP and Bloodhound, which may have an impact on the condensed consolidated financial statements. As the values of such assets and liabilities were preliminary in nature as of March 31, 2012, it may be subject to adjustments during the measurement period as additional information is obtained about the facts and circumstances that existed as of the acquisition date. In accordance with ASC 805, the allocation of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The goodwill associated with Bloodhound is not deductible for tax purposes; whereas the goodwill associated with HRP is deductible for tax purposes as this was an asset purchase rather than a stock purchase.

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At March 31, 2012 and December 31, 2011, the current portion of the escrows amounted to $38,470 and $36,967, and the noncurrent portion of the escrow amounted to $20,011 and $4,508, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets, respectively.

7. Income Taxes:

The Company’s effective tax rate for the three months ended March 31, 2012 was 39.4% compared to the effective tax rate for the three months ended March 31, 2011 of 40.1%. The March 31, 2012 effective tax rate is lower than the March 31, 2011 effective tax rate primarily due to the continued execution of tax planning strategies. The difference between statutory tax rates and the Company’s effective tax rate are primarily attributable to state taxes and non-deductible share appreciation from the KSOP.

8. Debt:

The following table presents short-term and long-term debt by issuance:

	Issuance	Maturity	March 31,	December 31,
	Date	Date	2012	2011
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$125,000	$—
Capital lease obligations and other	Various	Various	5,478	5,554

Short-term debt and current portion of long-term debt			$130,478	$5,554

Long-term debt:
Verisk senior notes:
5.800% senior notes, less unamortized discount of $941 and $967 as of March 31, 2012 and December 31, 2011, respectively	4/6/2011	5/1/2021	$449,059	449,033
4.875% senior notes, less unamortized discount of $2,291 and $2,376 as of March 31, 2012 and December 31, 2011, respectively	12/8/2011	1/15/2019	247,709	247,624
Prudential senior notes:
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Principal senior notes:
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Aviva Investors North America:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	30,000
Other obligations:
Capital lease obligations and other	Various	Various	2,517	3,675

Long-term debt			$1,099,285	$1,100,332

Total debt			$1,229,763	$1,105,886

As of March 31, 2012, the Company has a $725,000 syndicated revolving credit facility with Bank of America N.A., JPMorgan Chase N.A., Morgan Stanley, N.A., Wells Fargo Bank N.A., Sovereign Bank, RBS Citizens, N.A., Sun Trust Bank, The Northern Trust Company, and TD Bank. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchase programs. This committed senior unsecured facility expires in October 2016. As of March 31, 2012 and December 31, 2011, the Company had $125,000 and $0 outstanding under this agreement, respectively.

On April 2, 2012, the Company facilitated a drawdown of $75,000 on the syndicated revolving credit facility to primarily complete a voluntary prefunding to the pension plan. See Note 11 in the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further discussion.

9. Stockholders’ Deficit:

The Company has 1,200,000,000 shares of Class A common shares. The Class A common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all eleven members of the board of directors.

Share Repurchase Program

The Company has authorized repurchases of up to $900,000 of its common stock through its share repurchase program (the “Repurchase Program”) initiated in April 2010 and as of March 31, 2012, the Company had $267,854 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk Analytics, Inc. 2009 Equity Incentive Plan (the “Incentive Plan”) and the Insurance Services Office, Inc. 1996 Incentive Plan (the “Option Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.

During the three months ended March 31, 2012, the Company repurchased 917,987 shares of Class A common stock as part of this program at a weighted average price of $42.40 per share. The Company utilized cash from operations and the proceeds from its senior notes and syndicated revolving credit facility to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $3,332 in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheets for those purchases that have not settled as of March 31, 2012.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended March 31, 2012 and 2011:

	2012	2011
Numerator used in basic and diluted EPS:
Net income	$74,601	$65,876

Denominator:
Weighted average number of common shares used in basic EPS	164,836,992	169,030,227
Effect of dilutive shares:
Potential Class A common stock issuable from stock options and stock awards	6,513,828	7,933,965

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	171,350,820	176,964,192

Basic net income per share	$0.45	$0.39

Diluted net income per share	$0.44	$0.37

The potential shares of common stock that were excluded from diluted EPS were 3,619 and 1,957,020 for the three months ended March 31, 2012 and 2011, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses:

	March 31,	December 31,
	2012	2011
Unrealized gains on investments, net of tax	$72	$269
Unrealized foreign currency losses	(822)	(975)
Pension and postretirement unfunded liability adjustment, net of tax	(76,653)	(77,581)

Accumulated other comprehensive losses	$(77,403)	$(78,287)

The before tax and after tax amounts of other comprehensive income for the three months ended March 31, 2012 and 2011 are summarized below:

	Before Tax	Tax Benefit/ (Expense)	After Tax
For the Three Months Ended March 31, 2012
Unrealized holding loss on investments	$(321)	$124	$(197)
Unrealized foreign currency gain	153	—	153
Pension and postretirement unfunded liability adjustment	1,708	(780)	928

Total other comprehensive income	$1,540	$(656)	$884

For the Three Months Ended March 31, 2011
Unrealized holding loss on investments	$(218)	$92	$(126)
Unrealized foreign currency gain	338	—	338
Pension and postretirement unfunded liability adjustment	1,336	(582)	754

Total other comprehensive income	$1,456	$(490)	$966

10. Equity Compensation Plans:

All of the Company’s granted equity awards, including outstanding stock options and restricted stock, are covered under the Incentive Plan or the Option Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the Incentive Plan. On July 1, 2011, the Company began issuing Class A common stock under these plans from the Company’s treasury shares. Cash received from stock option exercises for the three months ended March 31, 2012 and 2011 was $14,589 and $3,579, respectively. The Company did not grant any stock options for the three months ended March 31, 2012 and 2011. As of March 31, 2012, there were 6,955,761 shares of Class A common stock reserved and available for future issuance.

On April 1, 2012, the Company granted 785,079 nonqualified stock options and 229,009 shares of restricted stock to key employees. The nonqualified stock options have an exercise price equal to the closing price of the Company’s Class A common stock on March 30, 2012, with a ten-year contractual term and a service vesting period of four years. The restricted stock is valued at the closing price of the Company’s Class A common stock on March 30, 2012 and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the periods in which the restrictions lapse. The restricted stock is not assignable or transferrable until it becomes vested.

The expected term for a majority of the stock options granted was estimated based on studies of historical experience and projected exercise behavior. However, for certain stock options granted, for which no historical exercise pattern exists, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor was based on the average volatility of the Company’s peers, calculated using historical daily closing prices over the most recent period that is commensurate with the expected term of the stock option award. The expected dividend yield was based on the Company’s expected annual dividend rate on the date of grant.

A summary of options outstanding under the Incentive Plan and the Option Plan as of December 31, 2011 and March 31, 2012 and changes during the interim period is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	18,896,405	$16.55	$445,510

Exercised	(2,181,515)	$6.69	$77,692

Cancelled or expired	(18,830)	$20.84

Outstanding at March 31, 2012	16,696,060	$17.84	$486,392

Options exercisable at March 31, 2012	10,624,682	$13.85	$351,903

Options exercisable at December 31, 2011	12,153,311	$12.35	$337,647

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2012 was $486,392 and $351,903, respectively. In accordance with ASC 718, Stock Compensation, excess tax benefit from exercised stock options is recorded as an increase to additional paid-in capital and a corresponding reduction in taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the three months ended March 31, 2012 and 2011, the Company recorded excess tax benefit from stock options exercised of $29,705 and $1,383, respectively. The Company did not realize any tax benefit within the Company’s quarterly tax payments through each of March 31, 2012 and 2011.

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

A summary of the status of the restricted stock awarded under the Incentive Plan as of December 31, 2011 and March 31, 2012 and changes during the interim period is presented below:

	Number	Weighted average grant date fair value
	of shares
Outstanding at December 31, 2011	145,634	$33.32
Vested	(548)	$33.30
Forfeited	(128)	$33.30

Outstanding at March 31, 2012	144,958	$33.32

As of March 31, 2012, there was $33,028 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Incentive Plan and the Option Plan. That cost is expected to be recognized over a weighted average period of 2.19 years. As of March 31, 2012, there were 6,071,378 and 144,958 nonvested stock options and restricted stock, respectively, of which 5,326,199 and 116,798 are expected to vest. The total grant date fair value of options vested during the three months ended March 31, 2012 and 2011 was $4,989 and $4,818 respectively. The total grant date fair value of restricted stock vested during the three months ended March 31, 2012 was $305.

11. Pension and Postretirement Benefits:

The Company maintained a qualified benefit pension plan for substantially all of its employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. Effective January 1, 2002, the Company amended the Pension Plan to determine future benefits using a cash balance formula. Under the cash balance formula, each participant has an account, which is credited annually based on salary rates determined by years of service, as well as the interest earned on their previous year-end cash balance. Effective March 1, 2005, the Company established the Profit Sharing Plan, a defined contribution plan, to replace the Pension Plan for all eligible employees hired on or after March 1, 2005. The Company also has a nonqualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company.

On February 29, 2012, the Company instituted a hard freeze, which eliminated all future compensation and services credits, to participants in the Pension Plan and SERP. Accordingly, the Company remeasured the assets and liabilities of both plans and recognized a curtailment, resulting in a net reduction in the unfunded pension liability of $10,466 as of March 31, 2012. There is no longer a service cost component in the net periodic benefit cost as all participants are considered inactive in both plans. The Company generally amortized the actuarial gains and losses for the plans over the average future service period of the active participants. However, beginning February 29, 2012, the Company is amortizing the actuarial losses over the remaining life of the inactive plan participants since all are now considered inactive. The February 29, 2012 remeasurement was based upon a weighted average discount rate of 4.73%, compared to the rate of 4.98% used for the year ended December 31, 2011.

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

The components of net periodic benefit cost and the amounts recognized in other comprehensive income for the three-month periods ended March 31, 2012 and 2011 are summarized below:

	For the Three Months Ended March 31,
	Pension Plan and SERP		Postretirement Plan
	2012	2011	2012	2011
Service cost	$282	$1,570	$—	$—
Interest cost	5,154	5,441	175	251
Expected return on plan assets	(7,068)	(6,465)	—	—
Curtailment gain	(779)	—	—	—
Amortization of prior service cost	(133)	(200)	(38)	(36)
Amortization of net actuarial loss	1,741	1,409	138	163

Net periodic benefit cost	$(803)	$1,755	$275	$378

Employer contributions	$6,993	$6,168	$4,069	$315

In March 2012, the Company established a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The Company contributed $3,500 to the VEBA Plan for the three months ended March 31, 2012. The contribution to the Postretirement Plan for the remaining quarters for the year ending December 31, 2012 is expected to be consistent with this quarter. In addition, in April 2012, the Company completed a voluntary prefunding to the Pension Plan of $72,000, which will result in a total contribution of $78,837 for the year, of which $28,206 was the minimum contribution requirement for 2012. Since the Company has fulfilled the minimum contribution requirement for the year ending December 31, 2012, the Company does not expect to make any further contribution to the Pension Plan.

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

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses segment EBITDA as the profitability measure for making decisions regarding ongoing operations. Segment EBITDA is net income before investment income, realized gain on securities, net, interest expense, income taxes, depreciation and amortization. Segment EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate investment income, realized gain on securities, net, interest expense, and income tax expense, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1% or more of the Company’s consolidated revenue for either the three-month periods ended March 31, 2012 or 2011. No individual country outside of the U.S. accounted for 1% or more of total consolidated long-term assets as of March 31, 2012 or December 31, 2011.

The following table provides the Company’s revenue and operating income performance by reportable segment for the three-month periods ended March 31, 2012 and 2011, as well as reconciliations to income before income taxes for all periods presented in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2012			March 31, 2011
	Risk	Decision		Risk	Decision
	Assessment	Analytics	Total	Assessment	Analytics	Total
Revenues	$144,969	$201,532	$346,501	$140,543	$172,326	$312,869
Expenses:
Cost of revenues (exclusive of items shown separately below)	45,432	87,898	133,330	47,257	77,299	124,556
Selling, general and administrative	19,602	34,377	53,979	19,127	30,129	49,256

Segment EBITDA	79,935	79,257	159,192	74,159	64,898	139,057
Depreciation and amortization of fixed assets	3,159	8,485	11,644	4,318	6,987	11,305
Amortization of intangible assets	—	8,587	8,587	36	8,419	8,455

Operating income	76,776	62,185	138,961	69,805	49,492	119,297

Unallocated expenses:
Investment income			105			10
Realized gain on securities, net			330			362
Interest expense			(16,385)			(9,615)

Income before income taxes			$123,011			$110,054

Capital expenditures, including noncash purchases of fixed assets and capital lease obligations	$2,700	$13,232	$15,932	$3,395	$15,345	$18,740

Operating segment revenue by type of service is provided below:

	For the Three Months Ended
	March 31,	March 31,
	2012	2011
Risk Assessment:
Industry-standard insurance programs	$99,134	$92,857
Property-specific rating and underwriting information	32,557	34,497
Statistical agency and data services	7,724	7,742
Actuarial services	5,554	5,447

Total Risk Assessment	144,969	140,543

Decision Analytics:
Insurance	116,336	105,300
Mortgage and financial services	34,275	32,696
Healthcare	30,448	15,617
Specialized markets	20,473	18,713

Total Decision Analytics	201,532	172,326

Total revenues	$346,501	$312,869

13. Related Parties:

The Company considers its stockholders that own more than 5% of the outstanding stock within a respective class to be related parties as defined within ASC 850, Related Party Disclosures. In 2011, all of the Company’s outstanding Class B-1 and Class B-2 shares converted to Class A. As a result of the conversion, the Company had no related parties owning more than 5% of a class of stock as of March 31, 2012.

At March 31, 2011, there were four Class A and four Class B stockholders, each owning more than 5% of the respective outstanding class. The Company had revenues from related parties for the three months ended March 31, 2012 and 2011 of $0 and $4,396, respectively.

14. Commitments and Contingencies:

The Company is a party to legal proceedings with respect to a variety of matters in the ordinary course of business, including the matters described below. With respect to ongoing matters, the Company is unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the impact it may have on the Company’s results of operations, financial position or cash flows. This is primarily because the matters are in early stages and discovery has either not commenced or been completed. Although the Company believes it has strong defenses and intends to vigorously defend these matters, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows.

Citizens Insurance Litigation

On February 28, 2012, the Company was served with a complaint filed in the Florida State Circuit Court for Pasco County naming Citizens Property Insurance Corporation (“Citizens”) and the Company’s Xactware subsidiary. The complaint alleged a class action seeking declaratory and injunctive relief against defendants and was brought on behalf of “all individuals who have purchased a new or renewed a property casualty insurance policy from Citizens” where Citizens used Xactware’s 360Value product to determine replacement value of the property. On March 12, 2012, plaintiffs served an amended complaint on Xactware adding additional causes of action alleging: (1) Citizens and Xactware knowingly made false statements to the plaintiff class concerning their properties’ replacement cost values; (2) fraud against Xactware based on its alleged misrepresentation of the replacement value of plaintiffs’ properties; (3) conspiracy against Citizens and Xactware based on their alleged artificial inflation of the value of plaintiffs’ properties; and (4) products liability against Xactware, claiming Xactware defectively designed 360Value as used in the Florida insurance market.

The amended complaint seeks declaratory and injunctive relief, as well as unspecified monetary damages alleged to be in excess of $1,000 for the class. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

Intellicorp Records, Inc. Litigation

On April 20, 2012, the Company was served with a complaint filed on April 16, 2012 in Alameda County Superior Court in California naming the Company’s subsidiary Intellicorp Records, Inc. The complaint titled Jane Roe v. Intellicorp Records, Inc. et al. alleges a nationwide putative class action on behalf of all persons who have been the subject of a consumer report furnished to a third party by Intellicorp for employment purposes and whose report contained any negative public record of criminal arrest, charge or conviction during the 5 years preceding the filing of the action until final resolution. The complaint alleges that Intellicorp failed to implement policies and procedures designed to ensure that criminal record information provided to employers is complete and up to date, and failed to notify class members contemporaneously of the fact that criminal record information was being provided to their employers and prospective employers. The complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys fees as well as unspecified monetary damages for the named plaintiff. At this time, it is not possible to determine the ultimate resolution of or estimate the liability related to this matter.

15. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

In April and December 2011, Verisk Analytics, Inc. (the “Parent Company”) registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent wholly-owned subsidiaries and issued certain other debt securities with full and unconditional and joint and several guarantees by certain of its subsidiaries. Accordingly, presented below is condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis, and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented. Effective as of December 31, 2011, ISO Staff Services, Inc. (“ISOSS”), a guarantor of the senior notes, merged with and into ISO, also a guarantor of the senior notes, pursuant to which ISO was the surviving corporation. By virtue of the merger, ISO expressly assumed all of the obligations of ISOSS, including the guarantee by ISOSS of the senior notes.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

As of March 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,255	$39,449	$74,226	$—	$114,930
Available-for-sale securities	—	4,968	—	—	4,968
Accounts receivable, net of allowance for doubtful accounts of $3,990	—	160,866	33,674	—	194,540
Prepaid expenses	—	25,849	2,770	—	28,619
Deferred income taxes, net	—	2,557	10,943	—	13,500
Federal and foreign income taxes receivable	3,358	19,964	—	(4,431)	18,891
State and local income taxes receivable	258	4,172	426	—	4,856
Intercompany receivables	310,372	478,783	172,488	(961,643)	—
Other current assets	—	22,961	16,575	—	39,536

Total current assets	315,243	759,569	311,102	(966,074)	419,840

Noncurrent assets:
Fixed assets, net	—	105,191	19,590	—	124,781
Intangible assets, net	—	76,899	298,843	—	375,742
Goodwill	—	481,736	451,562	—	933,298
Deferred income taxes, net	—	49,943	—	(49,943)	—
Investment in subsidiaries	683,100	452,633	—	(1,135,733)	—
Other assets	23,114	14,756	512	—	38,382

Total assets	1,021,457	1,940,727	$1,081,609	$(2,151,750)	$1,892,043

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,050	$85,112	$41,812	$—	$144,974
Acquisition related liabilities	—	—	250	—	250
Short-term debt and current portion of long-term debt	—	129,833	645	—	130,478
Pension and postretirement benefits, current	—	2,912	—	—	2,912
Fees received in advance	—	261,593	27,349	—	288,942
Intercompany payables	316,897	422,047	222,699	(961,643)	—
Federal and foreign income taxes payable	—	—	4,431	(4,431)	—

Total current liabilities	334,947	901,497	297,186	(966,074)	567,556

Noncurrent liabilities:
Long-term debt	696,768	402,335	182	—	1,099,285
Pension and postretirement benefits	—	115,549	—	—	115,549
Deferred income taxes, net	—	—	89,811	(49,943)	39,868
Other liabilities	—	57,445	22,598	—	80,043

Total liabilities	1,031,715	1,476,826	409,777	(1,016,017)	1,902,301

Total stockholders’ (deficit)/equity	(10,258)	463,901	671,832	(1,135,733)	(10,258)

Total liabilities and stockholders’ (deficit)/equity	1,021,457	1,940,727	$1,081,609	$(2,151,750)	$1,892,043

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$76,238	$76,813	$38,552	$—	$191,603
Available-for-sale securities	—	5,066	—	—	5,066
Accounts receivable, net of allowance for doubtful accounts of $4,158	—	128,214	25,125	—	153,339
Prepaid expenses	—	20,090	1,815	—	21,905
Deferred income taxes, net	—	2,557	1,261	—	3,818
Federal and foreign income taxes receivable	7,905	23,024	—	(5,687)	25,242
State and local income taxes receivable	618	10,392	423	—	11,433
Intercompany receivables	250,177	482,172	147,996	(880,345)	—
Other current assets	—	26,094	15,154	—	41,248

Total current assets	334,938	774,422	230,326	(886,032)	453,654

Noncurrent assets:
Fixed assets, net	—	102,202	17,209	—	119,411
Intangible assets, net	—	81,828	144,596	—	226,424
Goodwill	—	481,736	228,208	—	709,944
Deferred income taxes, net	—	50,267	—	(39,787)	10,480
Investment in subsidiaries	601,380	104,430	—	(705,810)	—
Other assets	6,218	13,059	1,916	—	21,193

Total assets	$942,536	$1,607,944	$622,255	$(1,631,629)	$1,541,106

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,328	$117,759	$38,905	$—	$162,992
Acquisition related liabilities	—	—	250	—	250
Short-term debt and current portion of long-term debt	—	5,161	393	—	5,554
Pension and postretirement benefits, current	—	4,012	—	—	4,012
Fees received in advance	—	152,948	23,894	—	176,842
Intercompany payables	338,041	354,362	187,942	(880,345)	—
Federal and foreign income taxes payable	—	—	5,687	(5,687)	—

Total current liabilities	344,369	634,242	257,071	(886,032)	349,650

Noncurrent liabilities:
Long-term debt	696,657	403,586	89	—	1,100,332
Pension and postretirement benefits	—	127,748	—	—	127,748
Deferred income taxes, net	—	—	39,787	(39,787)	—
Other liabilities	—	58,158	3,708	—	61,866

Total liabilities	1,041,026	1,223,734	300,655	(925,819)	1,639,596
Total stockholders’ (deficit)/equity	(98,490)	384,210	321,600	(705,810)	(98,490)

Total liabilities and stockholders’ (deficit)/equity	$942,536	$1,607,944	$622,255	$(1,631,629)	$1,541,106

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Three Month Period Ended March 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$307,099	$43,601	$(4,199)	$346,501

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	116,339	19,372	(2,381)	133,330
Selling, general and administrative	—	43,337	12,460	(1,818)	53,979
Depreciation and amortization of fixed assets	—	9,551	2,093	—	11,644
Amortization of intangible assets	—	4,928	3,659	—	8,587

Total expenses	—	174,155	37,584	(4,199)	207,540

Operating income	—	132,944	6,017	—	138,961

Other income/(expense):
Investment income	18	74	13	—	105
Realized gain on securities, net	—	330	—	—	330
Interest expense	(9,869)	(6,507)	(9)	—	(16,385)

Total other (expense)/income, net	(9,851)	(6,103)	4	—	(15,950)

(Loss)/income before equity in net income of subsidiary and income taxes	(9,851)	126,841	6,021	—	123,011
Equity in net income of subsidiary	80,836	286	—	(81,122)	—
Provision for income taxes	3,616	(48,320)	(3,706)	—	(48,410)

Net income	$74,601	$78,807	$2,315	$(81,122)	$74,601

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Three Month Period Ended March 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$279,580	$35,122	$(1,833)	$312,869

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	108,783	16,753	(980)	124,556
Selling, general and administrative	—	36,478	13,631	(853)	49,256
Depreciation and amortization of fixed assets	—	9,442	1,863	—	11,305
Amortization of intangible assets	—	5,320	3,135	—	8,455

Total expenses	—	160,023	35,382	(1,833)	193,572

Operating income/(loss)	—	119,557	(260)	—	119,297

Other income/(expense):
Investment income	—	14	(4)	—	10
Realized gain on securities, net	—	362	—	—	362
Interest expense	—	(9,595)	(20)	—	(9,615)

Total other expense, net	—	(9,219)	(24)	—	(9,243)

Income/(loss) before equity in net income/(loss) of subsidiary and income taxes	—	110,338	(284)	—	110,054
Equity in net income/(loss) of subsidiary	65,876	(1,088)	—	(64,788)	—
Provision for income taxes	—	(43,553)	(625)	—	(44,178)

Net income/(loss)	$65,876	$65,697	$(909)	$(64,788)	$65,876

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

For The Three Month Period Ended March 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$163,339	$26,274	$—	$189,613

Cash flows from investing activities:
Acquisitions, net of cash acquired of $29,387	—	(330,777)	—	—	(330,777)
Purchase of non-controlling equity investment in non-public companies	—	(2,000)	—	—	(2,000)
Escrow funding associated with acquisitions	—	(17,000)	—	—	(17,000)
Repayments received from other subsidiaries	—	93,983	—	(93,983)	—
Advances provided to other subsidiaries	—	(32,087)	—	32,087	—
Purchases of fixed assets	—	(13,737)	(3,705)	—	(17,442)
Purchases of available-for-sale securities	—	(791)	—	—	(791)
Proceeds from sales and maturities of available-for-sale securities	—	898	—	—	898

Net cash used in investing activities	—	(301,511)	(3,705)	(61,896)	(367,112)

Cash flows from financing activities:
Proceeds of short-term debt, net	—	125,000	—	—	125,000
Repayments of advances to other subsidiaries	(74,983)	—	(19,000)	93,983	—
Advances received from other subsidiaries	—	—	32,087	(32,087)	—
Repurchase of Class A common stock	—	(36,792)	—	—	(36,792)
Proceeds from stock options exercised	—	14,589	—	—	14,589
Other financing	—	(2,001)	(123)	—	(2,124)

Net cash (used in)/provided by financing activities	(74,983)	100,796	12,964	61,896	100,673

Effect of exchange rate changes	—	12	141	—	153

(Decrease)/increase in cash and cash equivalents	(74,983)	(37,364)	35,674	—	(76,673)

Cash and cash equivalents, beginning of period	76,238	76,813	38,552	—	191,603

Cash and cash equivalents, end of period	$1,255	$39,449	$74,226	$—	$114,930

Supplemental disclosures:
Increase in intercompany balances from the purchase of MediConnect by ISO	$17,000	$347,777	330,777	$—	$—

Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$36,792	$36,792	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$14,589	$14,589	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

For The Three Month Period Ended March 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$139,524	$6,057	$—	$145,581

Cash flows from investing activities:
Advances provided to other subsidiaries	—	(8,606)	(15,936)	24,542	—
Purchases of fixed assets	—	(12,239)	(1,409)	—	(13,648)
Purchases of available-for-sale securities	—	(960)	—	—	(960)
Proceeds from sales and maturities of available-for-sale securities	—	1,154	—	—	1,154

Net cash used in investing activities	—	(20,651)	(17,345)	24,542	(13,454)

Cash flows from financing activities:
Repayment of short-term debt, net	—	(15,868)	(78)	—	(15,946)
Advances received from other subsidiaries	—	6,770	17,772	(24,542)	—
Payment of debt issuance cost	—	(256)	—	—	(256)
Repurchase of Class A common stock	—	(73,578)	—	—	(73,578)
Proceeds from stock options exercised	—	3,579	—	—	3,579

Net cash (used in)/provided by financing activities	—	(79,353)	17,694	(24,542)	(86,201)

Effect of exchange rate changes	—	(40)	378	—	338

Increase in cash and cash equivalents	—	39,480	6,784	—	46,264

Cash and cash equivalents, beginning of period	1	31,576	23,397	—	54,974

Cash and cash equivalents, end of period	$1	$71,056	$30,181	—	$101,238

Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$73,578	$73,578	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$3,579	$3,579	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors.

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

We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 42% and 45% of our revenues for three months ended March 31, 2012 and 2011, respectively. Our Decision Analytics segment revenues represented approximately 58% and 55% of our revenues for three months ended March 31, 2012 and 2011, respectively.

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

Revenues

We earn revenues through subscriptions, long-term agreements and on a transactional basis. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database or our actuarial services throughout the subscription period. For our subscriptions arrangements, we experience minimal revenue seasonality within the business. Our long-term agreements are generally for periods of three to seven years. We recognize revenue from subscriptions ratably over the term of the subscription and most long-term agreements are recognized ratably over the term of the agreement.

Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application or loan, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For each of three-month periods ended March 31, 2012 and 2011, 29% and 30% of our revenues, respectively, were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.

Approximately 87% and 85% of the revenues in our Risk Assessment segment for three-month period ended March 31, 2012 and 2011, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 60% and 58% of the revenues in our Decision Analytics segment, for the three months ended March 31, 2012 and 2011, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, healthcare, mortgage and financial services, and specialized markets verticals.

Principal Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs (described under “Equity Compensation Costs” below), sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 67% and 66% of our total expenses for the three months ended March 31, 2012 and 2011, respectively.

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

Description of Acquisitions

We acquired three businesses since January 1, 2011. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods.

On March 30, 2012, we acquired 100% of the stock of MediConnect Global, Inc., or MediConnect, a service provider of medical record retrieval, digitization, coding, extraction, and analysis. Within our Decision Analytics segment, MediConnect further supports our objective to be the leading provider of data, analytics, and decision-support solutions to the healthcare and property casualty industries. Due to the timing of this acquisition, there was no impact on our income statement for MediConnect for the three months ended March 31, 2012.

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

On April 27, 2011, we acquired 100% of the common stock of Bloodhound Technologies, Inc. or Bloodhound, a provider of real-time pre-adjudication medical claims editing. Within our Decision Analytics segment, Bloodhound addresses the need of healthcare payers to control fraud and waste in a real-time claims-processing environment, and these capabilities align with our existing fraud identification tools in the healthcare vertical market.

Equity Compensation Costs

We have a leveraged ESOP, funded with intercompany debt that includes 401(k), ESOP and profit sharing components to provide employees with equity participation. We make quarterly cash contributions to the plan equal to the debt service requirements. As the debt is repaid, shares are released to the ESOP to fund 401(k) matching and profit sharing contributions and the remainder is allocated annually to active employees in proportion to their eligible compensation in relation to total participants’ eligible compensation. We had no ESOP allocation expense for the three-month periods ended March 31, 2012 and 2011. We accrue compensation expense over the reporting period equal to the fair value of the ESOP loan collateral to be released to the ESOP.

The amount of our equity compensation costs recognized for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
ESOP costs by contribution type:
401(k) matching contribution expense	$2,931	$2,655
Profit sharing contribution expense	—	456

Total ESOP costs	$2,931	$3,111

ESOP costs by segment:
Risk Assessment ESOP costs	$1,355	$1,748
Decision Analytics ESOP costs	1,576	1,363

Total ESOP costs	$2,931	$3,111

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

Condensed Consolidated Results of Operations

	Three Months Ended March 31,		Percentage
	2012	2011	Change
	(In thousands, except for share and per share data)
Statement of income data:
Revenues :
Risk Assessment revenues	$144,969	$140,543	3.1%
Decision Analytics revenues	201,532	172,326	16.9%

Revenues	346,501	312,869	10.7%

Expenses:
Cost of revenues (exclusive of items shown separately below)	133,330	124,556	7.0%
Selling, general and administrative	53,979	49,256	9.6%
Depreciation and amortization of fixed assets	11,644	11,305	3.0%
Amortization of intangible assets	8,587	8,455	1.6%

Total expenses	207,540	193,572	7.2%

Operating income	138,961	119,297	16.5%

Other income/(expense):
Investment income	105	10	950.0%
Realized gain on securities, net	330	362	(8.8)%
Interest expense	(16,385)	(9,615)	70.4%

Total other expense, net	(15,950)	(9,243)	72.6%

Income before income taxes	123,011	110,054	11.8%
Provision for income taxes	(48,410)	(44,178)	9.6%

Net income	$74,601	$65,876	13.2%

Basic net income per share	$0.45	$0.39	15.4%

Diluted net income per share	$0.44	$0.37	18.9%

Weighted average shares outstanding:
Basic	164,836,992	169,030,227	(2.5)%

Diluted	171,350,820	176,964,192	(3.2)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:

Other data:
EBITDA (1):
Risk Assessment EBITDA	$79,935	$74,159	7.8%
Decision Analytics EBITDA	79,257	64,898	22.1%

EBITDA	$159,192	$139,057	14.5%

The following is a reconciliation of net income to EBITDA:
Net income	$74,601	$65,876	13.2%
Depreciation and amortization	20,231	19,760	2.4%
Investment income and realized gain on securities, net	(435)	(372)	16.9%
Interest expense	16,385	9,615	70.4%
Provision for income taxes	48,410	44,178	9.6%

EBITDA	$159,192	$139,057	14.5%

(1)	EBITDA is the financial measure which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before investment income and realized gain on securities, net, interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. In addition, this Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 12 of our condensed consolidated financial statements included in this Form 10-Q filing.

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

• Although depreciation and amortization are noncash charges, the assets being depreciated and amortized often will have to be replaced in the future and EBITDA does not reflect any cash requirements for such replacements; and

• Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Consolidated Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Revenues were $346.5 million for the three months ended March 31, 2012 compared to $312.9 million for the three months ended March 31, 2011, an increase of $33.6 million or 10.7%. In 2011, we acquired two companies, HRP and Bloodhound, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. Due to the completion of our MediConnect acquisition on March 30, 2012, there are no revenues included within our first quarter results. Recent acquisitions were within our Decision Analytics segment and provided an increase of $9.7 million in revenues for the three months ended March 31, 2012. Excluding recent acquisitions, revenues increased $23.9 million or 7.7%, which included an increase in our Decision Analytics segment of $19.5 million and an increase in our Risk Assessment segment of $4.4 million. Refer to the Results of Operations by Segment within this section for further information regarding our revenues.

Cost of Revenues

Cost of revenues was $133.3 million for the three months ended March 31, 2012 compared to $124.6 million for the three months ended March 31, 2011, an increase of $8.7 million or 7.0%. Recent acquisitions accounted for an increase of $4.7 million in cost. Excluding the impact of our recent acquisitions, our cost of revenues increased $4.0 million or 3.2%. The increase was primarily due to increases in salaries and employee benefits cost of $3.4 million. Other increases include information technology expenses of $0.6 million, and other operating cost of $0.4 million. These increases in costs were partially offset by a $0.4 million decrease in travel and travel related costs.

The increase in salaries and employee benefits of $3.4 million includes an increase of $5.4 million in annual salaries and employee benefits, medical costs and long term equity compensation plan costs, and was partially offset by a decrease of $2.0 million in pension costs. The pension cost decreased primarily due to the our pension plan freeze, which eliminated all future compensation and services credits to participants of our pension plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SGA, were $54.0 million for the three months ended March 31, 2012 compared to $49.3 million for the three months ended March 31, 2011, an increase of $4.7 million or 9.6%. Excluding costs associated with our recent acquisitions of $2.2 million, SGA increased $2.5 million or 5.1%. The increase was primarily due to a net increase in salaries and employee benefits of $3.1 million, which includes annual salary increases, medical costs, commissions, and equity compensation. This increase in costs was partially offset by decreases in travel and travel related costs of $0.5 million and other expenses of $0.1 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $11.6 million for the three months ended March 31, 2012 compared to $11.3 million for the three months ended March 31, 2011, an increase of $0.3 million or 3.0%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.

Amortization of Intangible Assets

Amortization of intangible assets was $8.6 million for the three months ended March 31, 2012 compared to $8.5 million for three months ended March 31, 2011, an increase of $0.1 million or 1.6%. The increase was primarily related to amortization of intangible assets associated with recent acquisitions of $1.6 million, partially offset by $1.5 million of amortization of intangible assets associated with prior acquisitions that have been fully amortized.

Investment Income and Realized Gain on Securities, Net

Investment income and realized gain on securities, net, was a gain of $0.4 million for each of the three months ended March 31, 2012 and 2011.

Interest Expense

Interest expense was $16.4 million for the three months ended March 31, 2012 compared to $9.6 million for the three months ended March 31, 2011, an increase of $6.8 million or 70.4%. This increase is primarily due to an increase in our long-term debt outstanding, which includes the issuance of our 5.800% and 4.875% senior notes in the aggregate principal amount of $450.0 million and $250.0 million, respectively.

Provision for Income Taxes

The provision for income taxes was $48.4 million for the three months ended March 31, 2012 compared to $44.2 million for the three months ended March 31, 2011, an increase of $4.2 million or 9.6%. The effective tax rate was 39.4% for the three months ended March 31, 2012 compared to 40.1% for the three months ended March 31, 2011. The effective rate for the three months ended March 31, 2012 was lower than the March 31, 2011 effective tax rate primarily due to the continued execution of tax planning strategies.

EBITDA Margin

The EBITDA margin for our consolidated results was 45.9% for the three months ended March 31, 2012 compared to 44.4% for the three months ended March 31, 2011. For the three months ended March 31, 2012, the recent acquisitions mitigated our margin expansion by 0.5%. The increase in margin is primarily attributed to operating leverage as well as cost efficiencies achieved in 2012.

Results of Operations by Segment

Decision Analytics

Revenues

Revenues for our Decision Analytics segment were $201.5 million for the three months ended March 31, 2012 compared to $172.3 million for the three months ended March 31, 2011, an increase of $29.2 million or 16.9%. Recent acquisitions, which are all within the healthcare category, accounted for an increase of $9.7 million in revenues for the three months ended March 31, 2012. Excluding recent acquisitions, our Decision Analytics revenue increased $19.5 million or 11.3%. Our insurance revenue increased $11.0 million primarily due to an increase within our loss quantification solutions as a result of new customers and an increase in our catastrophe modeling services for existing customers, as well an increase in insurance fraud solutions revenue. Excluding the recent acquisitions, our healthcare revenue increased $5.1 million primarily due to an increase in our fraud services as customer contracts are implemented and new sales of risk solutions. Our specialized markets revenue increased $1.8 million as a result of continued penetration of existing customers within our supply chain services and weather and climate risk solutions. Our mortgage and financial services revenue increased $1.6 million, primarily due to the inclusion of property appraisal tools facing the mortgage market revenue of $2.9 million, which was previously reported as part of property-specific rating and underwriting information category within our Risk Assessment segment in 2011. Excluding the property appraisal revenue, our mortgage and financial services revenue decreased $1.3 million from lower volumes within our underwriting and forensic solutions due to the continued challenges within the mortgage market.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage
	2012	2011	Change
	(In thousands)
Insurance	$116,336	$105,300	10.5%
Mortgage and financial services	34,275	32,696	4.8%
Healthcare	30,448	15,617	95.0%
Specialized markets	20,473	18,713	9.4%

Total Decision Analytics	$201,532	$172,326	16.9%

Cost of Revenues

Cost of revenues for our Decision Analytics segment was $87.9 million for the three months ended March 31, 2012 compared to $77.3 million for the three months ended March 31, 2011, an increase of $10.6 million or 13.7%. Excluding the impact of recent acquisitions of $4.7 million, our cost of revenues increased by $5.9 million or 7.6%. This increase is primarily due to a net increase in salary and employee benefits of $4.2 million. Other increases include information technology costs of $0.8 million, other general expenses of $0.8 million and travel and travel related costs of $0.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Decision Analytics segment were $34.4 million for the three months ended March 31, 2012 compared to $30.1 million for the three months ended March 31, 2011, an increase of $4.3 million or 14.1%. Excluding the impact of recent acquisitions of $2.2 million, SGA increased $2.1 million or 6.8%. The increase was primarily due to an increase in salaries and employee benefits of $2.3 million, which includes annual salary increases, medical costs, commissions, and equity compensation and an increase in other expenses of $0.1 million. These increases in costs were partially offset by a decrease in travel and travel related costs of $0.3 million.

EBITDA Margin

The EBITDA margin for our Decision Analytics segment was 39.3% for the three months ended March 31, 2012 compared to 37.7% for the three months ended March 31, 2011.

Risk Assessment

Revenues

Revenues for our Risk Assessment segment were $145.0 million for the three months ended March 31, 2012 as compared to $140.6 million for the three months ended March 31, 2011, an increase of $4.4 million or 3.1%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs’ solutions as well as selling expanded solutions to existing customers. As described with the Decision Analytics segment revenue, beginning January 1, 2012, we reallocated certain property tools revenue of $2.9 million from property-specific rating and underwriting information category to the mortgage and financial services category.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage
	2012	2011	Change
	(In thousands)
Industry-standard insurance programs	$99,134	$92,857	6.8%
Property-specific rating and underwriting information	32,557	34,497	(5.6)%
Statistical agency and data services	7,724	7,742	(0.2)%
Actuarial services	5,554	5,447	2.0%

Total Risk Assessment	$144,969	$140,543	3.1%

Cost of Revenues

Cost of revenues for our Risk Assessment segment was $45.4 million for the three months ended March 31, 2012 compared to $47.3 million for the three months ended March 31, 2011, a decrease of $1.9 million or 3.9%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $0.8 million, primarily related to lower pension cost of $1.7 million. Other decreases were related to travel and travel related costs of $0.5 million, other general expenses of $0.4 million, and information technology costs of $0.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Risk Assessment segment were $19.6 million for the three months ended March 31, 2012 compared to $19.2 million for the three months ended March 31, 2011, an increase of $0.4 million or 2.5%. The increase was primarily due to a net increase in salaries and employee benefits of $0.8 million. This increase in costs was partially offset by decreases in travel and travel related costs of $0.2 million and other expenses of $0.2 million.

EBITDA Margin

The EBITDA margin for our Risk Assessment segment was 55.1% for the three months ended March 31, 2012 compared to 52.8% for the three months ended March 31, 2011. The decrease in pension expense increased our margin expansion by 1.4%. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies achieved in 2012.

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents and available-for-sale securities of $119.9 million and $196.7 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.

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

Our capital expenditures, which include noncash purchases of fixed assets and capital lease obligations, as a percentage of revenues for the three months ended March 31, 2012 and 2011, were 4.6% and 6.0%, respectively. The expected capital expenditures for the year ending December 31, 2012 are consistent with the amounts previously disclosed as of December 31, 2011, which we expect primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.”

We have historically used a portion of our cash for repurchases of our common stock from our stockholders. For the three months ended March 31, 2012 and 2011, we repurchased $38.9 million and $73.4 million of our common stock, respectively.

We provide pension and postretirement benefits to certain qualifying active employees and retirees. On February 29, 2012, we instituted a hard freeze, which eliminated all future compensation and service credits, to all participants in the pension plans. In April 2012, we completed a voluntary prefunding to our qualified pension plan of $72.0 million, which resulted in a contribution of $78.8 million for the year, of which $28.2 million was the minimum contribution requirement for 2012. We do not anticipate further contributions to be made to our qualified pension plan as the minimum contribution requirement for 2012 has been fulfilled. Under the postretirement plan, we provide certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. In March 2012, we established a voluntary employees beneficiary association plan, or VEBA plan, to fund the postretirement plan and contributed $3.5 million for the three months ended March 31, 2012. We expect the contribution to the postretirement plan for the remaining quarters for the year ending December 31, 2012 to be consistent with this quarter. See Note 11 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Financing and Financing Capacity

We had total debt, excluding capital lease and other obligations, of $1,221.8 million and $1,096.7 million at March 31, 2012 and December 31, 2011, respectively. The debt at March 31, 2012 was issued under our syndicated revolving credit facility (“credit facility”), long-term private placement loan facilities and senior notes issued in 2011 to finance our stock repurchases and acquisitions.

As of March 31, 2012, our $725.0 million syndicated revolving credit facility due October 2016, is a committed facility and all of our long-term private placement loan facilities are uncommitted facilities. We have financed and expect to finance our short-term working capital needs, stock repurchases and acquisitions through cash from operations and borrowings from a combination of our credit facility and long-term private placement facilities. As of March 31, 2012, we had $125.0 million outstanding under the credit facility. We did not make any payments during the three months ended March 31, 2012. On April 2, 2012, we drew down $75.0 million on the syndicated revolving credit facility to primarily complete a voluntary prefunding to the pension plan. See Note 11 in the condensed consolidated financial statements included in this quarterly report on Form 10-Q for further discussion. As of April 2, 2012, our credit facility had $525.0 million of borrowing capacity available.

The $725.0 million credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.25 to 1.0. We were in compliance with all debt covenants under the credit facility as of March 31, 2012.

We also have long-term private placement loan facilities under uncommitted master shelf agreements with New York Life, and Prudential Capital Group, or Prudential, with availabilities at March 31, 2012 in the amounts of $30.0 million and $190.0 million respectively. We can borrow under the New York Life Master Shelf Agreement until March 16, 2013 and the Prudential Master Shelf Agreement until August 30, 2013.

The notes outstanding under these long-term private placement loan facilities mature over the next four years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.3% for the three months ended March 31, 2012. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. Our shelf agreements also contains financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and a leverage ratio below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as March 31, 2012.

As of March 31, 2012, we had senior notes with aggregate principal amount of $700.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our credit facility, or any amendment, refinancing or replacement thereof. The indenture governing the senior notes restricts our ability and our subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

Cash Flow

The following table summarizes our cash flow data for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$189,613	$145,581
Net cash used in investing activities	$(367,112)	$(13,454)
Net cash provided by/(used in) financing activities	$100,673	$(86,201)

Operating Activities

Net cash provided by operating activities increased to $189.6 million for the three months ended March 31, 2012 compared to $145.6 million for the three months ended March 31, 2011. The increase in operating activities was primarily due to an increase in cash receipts from customers and a decrease in interest payments, partially offset by an increase in operating expense payments during the three months ended March 31, 2012.

Investing Activities

Net cash used in investing activities was $367.1 million for the three months ended March 31, 2012 and $13.5 million for the three months ended March 31, 2011. The increase in cash used in investing activities was primarily due to our MediConnect acquisition, including escrow funding, of $347.8 million.

Financing Activities

Net cash provided by financing activities was $100.7 million for the three months ended March 31, 2012 as compared to net cash used in financing activities of $86.2 million for the three months ended March 31, 2011. Net cash provided by financing activities for the three months ended March 31, 2012 was primarily related to proceeds from issuance of short-term debt of $125.0 million and proceeds from stock option exercises of $14.6 million, partially offset by share repurchases of $36.8 million. Net cash used in financing activities for the three months ended March 31, 2011 included repurchases of Class A common stock of $73.6 million and a decrease in total debt of $15.9 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 28, 2012 except as noted below.

Due to our voluntary prefunding and hard freeze of the pension plans (see Note 11 in our condensed consolidated financial statements included in this quarterly report on Form 10-Q), we expect our contractual obligations payments for the Pension and postretirement plans to decrease to the following amounts: 1-3 years $11.2 million, 3-5 years $7.3 million, and More than 5 years $15.4 million.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2012. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks at March 31, 2012 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2012.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three month period ended March 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 14 to our condensed consolidated financial statements for the three months ended March 31, 2012 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by the Company during the period covered by this report.

Issuer Purchases of Equity Securities

On April 29, 2010, our board of directors authorized a $150.0 million share repurchase program, or the Repurchase Program, of our common stock. On October 19, 2010, March 11, 2011, and July 8, 2011, our board of directors authorized additional capacity of $150.0 million each, and on January 11, 2012, our board of directors authorized additional capacity of $300.0 million bringing the Repurchase Program to a total of $900.0 million. Under the Repurchase Program, we may repurchase stock in the open market or as otherwise determined by us. These authorizations have no expiration dates, although they may be suspended or terminated at any time. Our shares repurchased for the quarter ended March 31, 2012 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2012 through January 31, 2012	438,987	$39.82	438,987	$289,297
February 1, 2012 through February 29, 2012	96,700	$39.96	96,700	$285,433
March 1, 2012 through March 31, 2012	382,300	$45.98	382,300	$267,854

	917,987		917,987

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: May 1, 2012	By:	/s/ Mark V. Anquillare
Mark V. Anquillare
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.