Form 10-Q
period 2012-06-30
Verisk Analytics, Inc.
filed 2012-07-31
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 27, 2012, there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	165,833,557

Verisk Analytics, Inc.

Index to Form 10-Q

Item 1.	Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and December 31, 2011

	2012
	unaudited	2011
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$97,198	$191,603
Available-for-sale securities	4,782	5,066
Accounts receivable, net of allowance for doubtful accounts as of June 30, 2012 and December 31, 2011 of $4,088 and $4,158, respectively	173,607	153,339
Prepaid expenses	28,492	21,905
Deferred income taxes, net	15,613	3,818
Federal and foreign income taxes receivable	27,705	25,242
State and local income taxes receivable	3,638	11,433
Other current assets	46,460	41,248

Total current assets	397,495	453,654

Noncurrent assets:
Fixed assets, net	133,731	119,411
Intangible assets, net	363,555	226,424
Goodwill	934,762	709,944
Deferred income taxes, net	—	10,480
Other assets	23,800	21,193

Total assets	$1,853,343	$1,541,106

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$153,684	$162,992
Acquisition related liabilities	—	250
Short-term debt and current portion of long-term debt	201,783	5,554
Pension and postretirement benefits, current	2,912	4,012
Fees received in advance	253,880	176,842

Total current liabilities	612,259	349,650

Noncurrent liabilities:
Long-term debt	1,054,395	1,100,332
Pension benefits	24,997	109,161
Postretirement benefits	10,624	18,587
Deferred income taxes, net	41,880	—
Other liabilities	62,506	61,866

Total liabilities	1,806,661	1,639,596

Commitments and contingencies
Stockholders’ equity/(deficit):
Common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 165,721,412 and 164,285,227 outstanding as of June 30, 2012 and December 31, 2011, respectively	137	137
Unearned KSOP contributions	(591)	(691)
Additional paid-in capital	963,052	874,808
Treasury stock, at cost, 378,281,626 and 379,717,811 shares as of June 30, 2012 and December 31, 2011, respectively	(1,563,079)	(1,471,042)
Retained earnings	724,517	576,585
Accumulated other comprehensive losses	(77,354)	(78,287)

Total stockholders’ equity/(deficit)	46,682	(98,490)

Total liabilities and stockholders’ equity/(deficit)	$1,853,343	$1,541,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For The Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except for share and per share data)
Revenues (including amounts from related parties of $0 and $4,787 for the three months ended June 30, 2012 and 2011 and $0 and $9,183 for the six months ended June 30, 2012 and 2011, respectively) (1)	$373,226	$327,280	$719,727	$640,149

Expenses:
Cost of revenues (exclusive of items shown separately below)	147,074	131,185	280,404	255,741
Selling, general and administrative	62,473	55,909	116,452	105,165
Depreciation and amortization of fixed assets	13,090	10,855	24,734	22,160
Amortization of intangible assets	12,187	8,877	20,774	17,332
Acquisition related liabilities adjustment	—	(3,364)	—	(3,364)

Total expenses	234,824	203,462	442,364	397,034

Operating income	138,402	123,818	277,363	243,115

Other income/(expense):
Investment income/(loss)	156	(10)	261	—
Realized (loss)/gain on securities, net	(30)	125	300	487
Interest expense	(17,377)	(14,885)	(33,762)	(24,500)

Total other expense, net	(17,251)	(14,770)	(33,201)	(24,013)

Income before income taxes	121,151	109,048	244,162	219,102
Provision for income taxes	(47,820)	(43,471)	(96,230)	(87,649)

Net income	$73,331	$65,577	$147,932	$131,453

Basic net income per share	$0.44	$0.39	$0.89	$0.78

Diluted net income per share	$0.43	$0.38	$0.86	$0.75

Weighted average shares outstanding:
Basic	165,946,009	166,960,806	165,391,500	167,995,517

Diluted	171,901,349	174,634,046	171,626,084	175,799,120

(1)	See Note 13. Related Parties for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For The Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$73,331	$65,577	$147,932	$131,453

Other comprehensive income, net of tax:
Unrealized holding loss on investments	(116)	(126)	(313)	(252)
Unrealized foreign currency (loss)/gain	(287)	235	(134)	573
Pension and postretirement unfunded liability adjustment	452	1,220	1,380	1,974

Total other comprehensive income	49	1,329	933	2,295

Comprehensive income	$73,380	$66,906	$148,865	$133,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT) (UNAUDITED)

For The Year Ended December 31, 2011 and The Six Months Ended June 30, 2012

									Accumulated
					Unearned	Additional			Other	Total
	Common Stock Issued				KSOP	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Class A	Class B (Series 1)	Class B (Series 2)	Par Value	Contributions	Capital	Stock	Earnings	Losses	Equity/(Deficit)
	(In thousands, except for share data)
Balance, December 31, 2010	150,179,126	198,327,962	193,665,008	$135	$(988)	$754,708	$(1,106,321)	$293,827	$(55,803)	$(114,442)
Net income	—	—	—	—	—	—	—	282,758	—	282,758
Other comprehensive loss	—	—	—	—	—	—	—	—	(22,484)	(22,484)
Conversion of Class B (Series 1) common stock	198,327,962	(198,327,962)	—	—	—	—	—	—	—	—
Conversion of Class B (Series 2) common stock	193,665,008	—	(193,665,008)	—	—	—	—	—	—	—
Treasury stock acquired—Class A (11,326,624 shares)	—	—	—	—	—	—	(380,710)	—	—	(380,710)
KSOP shares earned	—	—	—	—	297	12,318	—	—	—	12,615
Stock options exercised, including tax benefit of $57,684 (3,716,165 shares reissued from treasury stock)	1,830,942	—	—	2	—	85,051	15,978	—	—	101,031
Stock based compensation	—	—	—	—	—	22,656	—	—	—	22,656
Other stock issuances	—	—	—	—	—	75	11	—	—	86

Balance, December 31, 2011	544,003,038	—	—	137	(691)	874,808	(1,471,042)	576,585	(78,287)	(98,490)

Net income	—	—	—	—	—	—	—	147,932	—	147,932
Other comprehensive income	—	—	—	—	—	—	—	—	933	933
Treasury stock acquired—Class A (2,351,655 shares)	—	—	—	—	—	—	(107,041)	—	—	(107,041)
KSOP shares earned	—	—	—	—	100	6,086	—	—	—	6,186
Stock options exercised, including tax benefit of $49,974 (3,787,840 shares reissued from treasury stock)	—	—	—	—	—	68,505	15,004	—	—	83,509
Stock based compensation	—	—	—	—	—	13,653	—	—	—	13,653

Balance, June 30, 2012	544,003,038	—	—	$137	$(591)	$963,052	$(1,563,079)	$724,517	$(77,354)	$46,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For The Six Months Ended June 30, 2012 and 2011

	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$147,932	$131,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	24,734	22,160
Amortization of intangible assets	20,774	17,332
Amortization of debt issuance costs and original issue discount	1,096	754
Allowance for doubtful accounts	461	557
KSOP compensation expense	6,186	6,408
Stock based compensation	13,653	12,331
Noncash charges associated with performance-based appreciation awards	—	583
Acquisition related liabilities adjustment	—	(3,364)
Realized gain on securities, net	(300)	(487)
Deferred income taxes	(535)	1,660
Loss on disposal of assets	21	221
Excess tax benefits from exercised stock options	(31,624)	(5,470)
Other operating	(18)	30
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(13,652)	(16,979)
Prepaid expenses and other assets	4,289	(8,082)
Federal and foreign income taxes	51,957	7,703
State and local income taxes	7,972	(140)
Accounts payable and accrued liabilities	(24,124)	(15,190)
Fees received in advance	77,038	50,520
Pension and postretirement benefits	(90,808)	(9,747)
Other liabilities	(7,617)	(5,166)

Net cash provided by operating activities	187,435	187,087

Cash flows from investing activities:
Acquisitions, net of cash acquired for 2012 and 2011 of $29,387 and $590, respectively	(331,330)	(121,721)
Purchase of non-controlling equity investment in non-public companies	(2,000)	—
Earnout payments	(250)	(3,500)
Escrow funding associated with acquisitions	(17,000)	(19,560)
Purchases of fixed assets	(36,532)	(28,171)
Purchases of available-for-sale securities	(1,128)	(1,338)
Proceeds from sales and maturities of available-for-sale securities	1,203	1,704

Net cash used in investing activities	(387,037)	(172,586)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	—	448,956
Repayment of current portion of long-term debt	—	(50,000)
Repayment of short-term debt refinanced on a long-term basis	—	(295,000)
Proceeds/(repayments) of short-term debt, net	150,000	72,919
Payment of debt issuance costs	—	(4,434)
Repurchase of Class A common stock	(106,305)	(214,021)
Proceeds from stock options exercised	33,453	18,032
Excess tax benefits from exercised stock options	31,624	5,470
Other financing, net	(3,441)	—

Net cash provided by/(used in) financing activities	105,331	(18,078)

Effect of exchange rate changes	(134)	573

Decrease in cash and cash equivalents	(94,405)	(3,004)
Cash and cash equivalents, beginning of period	191,603	54,974

Cash and cash equivalents, end of period	$97,198	$51,970

Supplemental disclosures:
Taxes paid	$37,736	$80,924

Interest paid	$26,619	$17,997

Noncash investing and financing activities:
Repurchase of Class A common stock included in accounts payable and accrued liabilities	$1,936	$5,292

Deferred tax liability established on date of acquisition	$40,358	$1,280

Capital lease obligations	$3,043	$8,013

Capital expenditures included in accounts payable and accrued liabilities	$1,864	$307

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

Verisk was established to serve as the parent holding company of Insurance Services Office, Inc. (“ISO”). ISO was formed in 1971 as an advisory and rating organization for the P&C insurance industry to provide statistical and actuarial services, to develop insurance programs and to assist insurance companies in meeting state regulatory requirements. Over the past decade, the Company has broadened its data assets, entered new markets, placed a greater emphasis on analytics, and pursued strategic acquisitions. Verisk’s Class A common stock trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets and liabilities, acquisition related liabilities, fair value of stock based compensation, liabilities for pension and postretirement benefits, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. Certain reclassifications have been made related to the segment reporting within Decision Analytics’ revenue categories in the notes to the condensed consolidated financial statements to conform to the respective 2012 presentation.

The condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three and six months ended June 30, 2012 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.

Recent Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”). Under ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU No. 2011-05 was adopted by the Company on January 1, 2012 and did not have a material impact on the Company’s condensed consolidated financial statements.

3. Investments:

The following is a summary of available-for-sale securities:

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
June 30, 2012
Registered investment companies	$4,857	$—	$(75)	$4,782

Total available-for-sale securities	$4,857	$—	$(75)	$4,782

December 31, 2011
Registered investment companies	$4,618	$439	$—	$5,057
Equity securities	14	—	(5)	9

Total available-for-sale securities	$4,632	$439	$(5)	$5,066

In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with Accounting Standards Codification (“ASC”) 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At June 30, 2012 and December 31, 2011, the carrying value of such securities was $5,443 and $3,443, respectively, and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.

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

The following table provides information for such assets and liabilities as of June 30, 2012 and December 31, 2011. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term maturity of these instruments. The short-term debt would be a Level 2 liability if it was measured at fair value on the condensed consolidated balance sheets. The fair value of the Company’s long-term debt was estimated at $1,209,082 and $1,181,788 as of June 30, 2012 and December 31, 2011, respectively, and would be a Level 2 liability if the long-term debt was measured at fair value on the condensed consolidated balance sheets. The long-term debt is based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. These assets and liabilities are not presented in the following table.

		Quoted Prices
		in Active Markets	Significant Other
		for Identical	Observable
	Total	Assets (Level 1)	Inputs (Level 2)
June 30, 2012
Cash equivalents—money-market funds	$553	$—	$553
Registered investment companies (1)	$4,782	$4,782	$—

December 31, 2011
Cash equivalents—money-market funds	$2,449	$—	$2,449
Registered investment companies (1)	$5,057	$5,057	$—
Equity securities (1)	$9	$9	$—

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

5. Acquisitions:

2012 Acquisition

On March 30, 2012, the Company acquired 100% of the stock of MediConnect Global, Inc. (“MediConnect”), a service provider of medical record retrieval, digitization, coding, extraction, and analysis, for a net cash purchase price of approximately $331,330 and funded $17,000 of indemnity escrows. Within the Company’s Decision Analytics segment, MediConnect further supports the Company’s objective as the leading provider of data, analytics, and decision-support solutions to the healthcare and property casualty industry.

The preliminary purchase price allocation of the acquisition resulted in the following:

MediConnect
Accounts receivable	$7,077
Current assets	14,918
Fixed assets	1,075
Intangible assets	157,905
Goodwill	223,982
Other assets	17,087

Total assets acquired	422,044

Current liabilities	3,005
Other liabilities	70,634

Total liabilities assumed	73,639

Net assets acquired	$348,405

The amounts assigned to intangible assets by type for the current year acquisition are summarized in the table below:

	Weighted Average Useful Life	MediConnect
Technology-based	10 years	$43,110
Marketing-related	4 years	14,782
Customer-related	10 years	100,013

Total intangible assets	9 years	$157,905

The allocations of the purchase price (noted within the tables above) are all subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have an impact on the consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date.

The goodwill associated with MediConnect is not deductible for tax purposes. For the three and six months ended June 30, 2012, the Company incurred transaction costs related to this acquisition of $17 and $827, respectively, included within “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations.

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of MediConnect occurred at the beginning of the year 2011. The pro forma information for the six months ended June 30, 2012 and 2011 presented below is based on estimates and assumptions, which the Company believes are reasonable and not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had this acquisition been completed at the beginning of 2011. The unaudited pro forma information includes intangible asset amortization charges and incremental borrowing costs as a result of the acquisition, net of related tax, estimated using the Company’s effective tax rate for continuing operations for the periods.

	For the Six Months Ended June 30,
	2012	2011
	(unaudited)
Pro forma revenues	$736,885	$661,491
Pro forma net income	$146,691	$123,877
Pro forma basic income per share	$0.89	$0.74
Pro forma diluted income per share	$0.85	$0.70

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

The goodwill associated with Bloodhound is not deductible for tax purposes; whereas the goodwill associated with HRP is deductible for tax purposes as this was an asset purchase rather than a stock purchase. For the three and six months ended June 30, 2012, the Company incurred no transaction costs related to these acquisitions. In accordance with ASC 805, the allocation of the purchase prices for HRP and Bloodhound was revised during the measurement period. Refer to Note 6. Goodwill and Intangible Assets for further discussion.

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At June 30, 2012 and December 31, 2011, the current portion of the escrows amounted to $45,508 and $36,967, and the noncurrent portion of the escrow amounted to $5,000 and $4,508, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets, respectively.

6. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2011 through June 30, 2012, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2011 (1)	$27,908	$682,036	$709,944
Current year acquisition	—	223,982	223,982
Purchase accounting reclassifications	—	836	836

Goodwill at June 30, 2012 (1)	$27,908	$906,854	$934,762

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to January 1, 2009.

The Company finalized the purchase accounting for the acquisitions of HRP and Bloodhound during the quarter ended June 30, 2012. The Company’s purchase accounting reclassifications primarily related to the finalization of HRP and Bloodhound resulted in an increase in goodwill of $836, and an increase in liabilities of $1,233, an increase in other assets of $882 and a decrease in fixed assets of $226. The impact of these adjustments on the consolidated statements of operations for the six months ended June 30, 2012 and 2011 was immaterial.

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2012, which resulted in no impairment of goodwill.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
June 30, 2012
Technology-based	7 years	$278,764	$(165,511)	$113,253
Marketing-related	5 years	63,552	(35,907)	27,645
Contract-based	6 years	6,555	(6,555)	—
Customer-related	12 years	273,237	(50,580)	222,657

Total intangible assets		$622,108	$(258,553)	$363,555

December 31, 2011
Technology-based	7 years	$235,654	$(155,333)	$80,321
Marketing-related	5 years	48,770	(33,190)	15,580
Contract-based	6 years	6,555	(6,482)	73
Customer-related	13 years	173,224	(42,774)	130,450

Total intangible assets		$464,203	$(237,779)	$226,424

Consolidated amortization expense related to intangible assets for the three months ended June 30, 2012 and 2011, was $12,187 and $8,877, respectively. Consolidated amortization expense related to intangible assets for the six months ended June 30, 2012 and 2011, was $20,774 and $17,332, respectively. Estimated amortization expense in future periods through 2017 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2012	$24,092
2013	42,977
2014	35,851
2015	33,387
2016	32,255
2017 and Thereafter	194,993

$363,555

7. Income Taxes:

The Company’s effective tax rate for the three and six months ended June 30, 2012 was 39.47% and 39.41%, respectively, compared to the effective tax rate for the three and six months ended June 30, 2011 of 39.86% and 40.00%, respectively. The June 30, 2012 effective tax rate is lower than the June 30, 2011 effective tax rate primarily due to the continued execution of tax planning strategies. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and non-deductible share appreciation from the ISO 401(K) Savings and Employee Stock Ownership Plan (“KSOP”).

8. Debt:

The following table presents short-term and long-term debt by issuance:

	Issuance	Maturity	June 30,	December 31,
	Date	Date	2012	2011
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$150,000	$—
Prudential senior notes:
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	—
Aviva Investors senior notes:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	—
Capital lease obligations and other	Various	Various	6,783	5,554

Short-term debt and current portion of long-term debt			201,783	5,554

Long-term debt:
Verisk senior notes:
5.800% senior notes, less unamortized discount of $915 and $967 as of June 30, 2012 and December 31, 2011, respectively	4/6/2011	5/1/2021	449,085	449,033
4.875% senior notes, less unamortized discount of $2,207 and $2,376 as of June 30, 2012 and December 31, 2011, respectively	12/8/2011	1/15/2019	247,793	247,624
Prudential senior notes:
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	—	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Principal senior notes:
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Aviva Investors senior notes:
6.46% Series A senior notes	4/27/2009	4/27/2013	—	30,000
Capital lease obligations and other	Various	Various	2,517	3,675

Long-term debt			1,054,395	1,100,332

Total debt			$1,256,178	$1,105,886

As of June 30, 2012, the Company has a borrowing capacity of $725,000 under the syndicated revolving credit facility with Bank of America N.A., JPMorgan Chase Bank N.A., Morgan Stanley Bank N.A., Wells Fargo Bank N.A., Sovereign Bank, RBS Citizens, N.A., Sun Trust Bank, The Northern Trust Company, and TD Bank N.A. Borrowings may be used for general corporate purposes, including working capital and capital expenditures, acquisitions and share repurchase programs. This committed senior unsecured facility expires in October 2016. As of June 30, 2012 and December 31, 2011, the Company had $150,000 and $0 outstanding under this agreement, respectively. On July 2, 2012, the Company repaid $10,000 of the outstanding balance of the syndicated revolving credit facility.

9. Stockholders’ Equity/(Deficit):

The Company has 1,200,000,000 shares of authorized Class A common shares. The Class A common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all eleven members of the board of directors.

Share Repurchase Program

The Company has authorized repurchases of up to $900,000 of its common stock through its share repurchase program (the “Repurchase Program”) and as of June 30, 2012, the Company had $199,737 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2009 Equity Incentive Plan (the “Incentive Plan”) and the ISO 1996 Incentive Plan (the “Option Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.

During the six months ended June 30, 2012, the Company repurchased 2,351,655 shares of Class A common stock as part of this program at a weighted average price of $45.52 per share. The Company utilized cash from operations and the proceeds from its senior notes and syndicated revolving credit facility to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $1,936 in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheets for those purchases that have not settled as of June 30, 2012.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including stock options and nonvested restricted stock, had been issued.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator used in basic and diluted EPS:
Net income	$73,331	$65,577	$147,932	$131,453

Denominator:
Weighted average number of common shares used in basic EPS	165,946,009	166,960,806	165,391,500	167,995,517
Effect of dilutive shares:
Potential Class A common shares issuable from stock options and stock awards	5,955,340	7,673,240	6,234,584	7,803,603

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	171,901,349	174,634,046	171,626,084	175,799,120

Basic net income per share	$0.44	$0.39	$0.89	$0.78

Diluted net income per share	$0.43	$0.38	$0.86	$0.75

The potential shares of common stock that were excluded from diluted EPS were 781,505 and 1,402,980 for the six months ended June 30, 2012 and 2011, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses:

	June 30,	December 31,
	2012	2011
Unrealized (losses)/gains on investments, net of tax	$(44)	$269
Unrealized foreign currency losses	(1,109)	(975)
Pension and postretirement unfunded liability adjustment, net of tax	(76,201)	(77,581)

Accumulated other comprehensive losses	$(77,354)	$(78,287)

10. Equity Compensation Plans:

All of the Company’s granted equity awards, including outstanding stock options and restricted stock, are covered under the Incentive Plan or the Option Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the Incentive Plan. On July 1, 2011, the Company began issuing Class A common stock under these plans from the Company’s treasury shares. Cash received from stock option exercises for the six months ended June 30, 2012 and 2011 was $33,453 and $18,032, respectively. On July 1, 2012, the Company granted 3,174 shares of Class A common stock, 23,027 nonqualified stock options that were immediately vested and 96,750 nonqualified stock options with a one year service vesting period, to the directors of the Company. These options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date and a ten year contractual term. As of June 30, 2012, there were 5,941,673 shares of Class A common stock reserved and available for future issuance under the plans.

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

The fair value of the stock options granted during the six months ended June 30, 2012 and 2011 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2012	2011
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	32.25%	30.04%
Risk-free interest rate	0.97%	2.32%
Expected term in years	4.8	5.3
Dividend yield	0.00%	0.00%
Weighted average grant date fair value per stock option	$13.70	$10.48

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

A summary of options outstanding under the Incentive Plan and the Option Plan as of December 31, 2011 and June 30, 2012 and changes during the interim period is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	18,896,405	$16.55	$445,510

Granted	785,079	$46.97
Exercised	(3,750,300)	$8.94	$133,338

Cancelled or expired	(256,133)	$11.88

Outstanding at June 30, 2012	15,675,051	$19.97	$459,054

Options exercisable at June 30, 2012	10,387,287	$15.68	$348,780

Options exercisable at December 31, 2011	12,153,311	$12.35	$337,647

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2012 was $459,054 and $348,780, respectively. In accordance with ASC 718, Stock Compensation, excess tax benefit from exercised stock options is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the six months ended June 30, 2012 and 2011, the Company recorded excess tax benefit from stock options exercised of $49,974 and $16,530, respectively. The Company realized $31,624 and $5,470 of tax benefit within the Company’s quarterly tax payments through June 30, 2012 and 2011, respectively.

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

A summary of the status of the restricted stock awarded under the Incentive Plan as of December 31, 2011 and June 30, 2012 and changes during the interim period is presented below:

	Number	Weighted average grant date fair value
	of shares
Outstanding at December 31, 2011	145,634	$33.32
Granted	229,009	$46.97
Vested	(36,752)	$33.48
Forfeited	(2,779)	$38.44

Outstanding at June 30, 2012	335,112	$42.57

As of June 30, 2012, there was $47,945 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Incentive Plan and the Option Plan. That cost is expected to be recognized over a weighted average period of 2.75 years. As of June 30, 2012, there were 5,287,764 and 335,112 nonvested stock options and restricted stock, respectively, of which 4,673,449 and 285,007 are expected to vest. The total grant date fair value of options vested during the six months ended June 30, 2012 and 2011 was $10,053 and $9,838, respectively. The total grant date fair value of restricted stock vested during the six months ended June 30, 2012 and 2011 was $1,263 and $305, respectively.

On May 16, 2012, the Company’s stockholders approved the implementation of an employee stock purchase plan (“ESPP”). The ESPP will commence on October 1, 2012 and offer eligible employees the opportunity to authorize payroll deductions of up to 20.00% of their regular base salary and up to 50.00% of their short-term incentive compensation, both of which in total may not exceed $25 in any calendar year, to purchase shares of the Company’s Class A common stock at a 5.00% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.00% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features.

11. Pension and Postretirement Benefits:

The Company maintained a qualified benefit pension plan for substantially all of its employees hired prior to March 1, 2005 through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. Future benefits provided to participants within the Pension Plan are determined using a cash balance formula. Under the cash balance formula, each participant has an account, which is credited annually based on salary rates determined by years of service, as well as the interest earned on their previous year-end cash balance. The Profit Sharing Plan, a defined contribution plan, replaced the Pension Plan for all eligible employees hired on or after March 1, 2005. The Company also has a nonqualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company.

On February 29, 2012, the Company instituted a hard freeze, which eliminated all future compensation and services credits, to participants in the Pension Plan and SERP. Accordingly, the Company remeasured the assets and liabilities of both plans and recognized a curtailment, resulting in a net reduction in the unfunded pension liability of $10,466 as of March 31, 2012. There is no longer a service cost component in the net periodic benefit cost as all participants are considered inactive in both plans. The Company generally amortized the actuarial gains and losses for the plans over the average future service period of the active participants. However, beginning February 29, 2012, the Company is amortizing the actuarial losses over the remaining life of the inactive plan participants since all are now considered inactive. The February 29, 2012 remeasurement utilized a weighted average discount rate of 4.73%, compared to the rate of 4.98% used for the year ended December 31, 2011.

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

The components of net periodic benefit (credit)/cost and the amounts recognized in other comprehensive income for the three and six months ended June 30, 2012 and 2011 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$—	$1,611	$—	$—
Interest cost	4,883	5,397	175	251
Expected return on plan assets	(7,279)	(6,434)	(120)	—
Amortization of prior service credit	—	(201)	(37)	(36)
Amortization of net actuarial loss	610	1,406	137	163

Net periodic benefit (credit)/cost	$(1,786)	$1,779	$155	$378

Employer contributions	$72,362	$6,487	$5,583	$1,067

	For the Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$282	$3,181	$—	$—
Interest cost	10,037	10,838	350	502
Expected return on plan assets	(14,347)	(12,899)	(120)	—
Curtailment gain	(779)	—	—	—
Amortization of prior service credit	(133)	(401)	(75)	(72)
Amortization of net actuarial loss	2,351	2,815	275	326

Net periodic benefit (credit)/cost	$(2,589)	$3,534	$430	$756

Employer contributions	$79,355	$12,655	$9,652	$1,382

In March 2012, the Company established a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The Company contributed $5,000 and $8,500 to the VEBA Plan for the three and six months ended June 30, 2012, respectively. The contribution to the Postretirement Plan for the remaining quarters for the year ending December 31, 2012 is expected to be consistent with this quarter. In addition, in April 2012, the Company completed a voluntary prefunding to the Pension Plan of $72,000, which resulted in a total contribution of $78,837 for the year, of which $28,206 was the minimum contribution requirement for 2012. Since the Company has fulfilled the minimum contribution requirement for the year ending December 31, 2012, the Company does not expect to make any further contribution to the Pension Plan.

12. Segment Reporting:

ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer and Chairman of the Board is identified as the CODM as defined by ASC 280-10. To align with the internal management of the Company’s business operations based on service offerings, the Company is organized into the following two operating segments, which are also the Company’s reportable segments:

Decision Analytics: The Company develops solutions that its customers use to analyze the three key processes in managing risk: ‘prediction of loss’, ‘detection and prevention of fraud’ and ‘quantification of loss’. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions in each of these three categories. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of mortgage applications to identify misinformation, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance, mortgage and healthcare sectors. Effective December 31, 2011, the Company provided additional disclosure about its revenue within Decision Analytics segment based on the industry vertical groupings of insurance, mortgage and financial services, healthcare, and specialized markets. Previously, the Company disclosed revenues based on the classification of its solutions as fraud identification and detection solutions, loss prediction solutions and loss quantification solutions.

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

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. In the second quarter of 2012, the Company changed its definition of EBITDA such that it only reflects the definition noted and no longer excludes investment income/(loss) and realized gain/(loss) on securities, net, for all periods presented. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1.00% or more of the Company’s consolidated revenue for either the three and six months ended June 30, 2012 or 2011. No individual country outside of the U.S. accounted for 1.00% or more of total consolidated long-term assets as of June 30, 2012 or December 31, 2011.

The following table provides the Company’s revenue and operating income performance by reportable segment for the three and six months ended June 30, 2012 and 2011, as well as reconciliations to income before income taxes for all periods presented in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2012			June 30, 2011
	Decision	Risk		Decision	Risk
	Analytics	Assessment	Total	Analytics	Assessment	Total
Revenues	$229,037	$144,189	$373,226	$186,750	$140,530	$327,280
Expenses:

Cost of revenues (exclusive of items shown separately below)	101,769	45,305	147,074	82,132	49,053	131,185
Selling, general and administrative	39,562	22,911	62,473	32,564	23,345	55,909
Acquisition related liabilities adjustment	—	—	—	(3,364)	—	(3,364)
Investment (income)/loss and realized loss/(gain) on securities, net	—	(126)	(126)	—	(115)	(115)

EBITDA	87,706	76,099	163,805	75,418	68,247	143,665
Depreciation and amortization of fixed assets	9,021	4,069	13,090	7,325	3,530	10,855
Amortization of intangible assets	12,187	—	12,187	8,841	36	8,877
Investment income/(loss) and realized (loss)/gain on securities, net	—	126	126	—	115	115

Operating income	$66,498	$71,904	138,402	$59,252	$64,566	123,818

Investment income/(loss) and realized (loss)/gain on securities, net			126			115
Interest expense			(17,377)			(14,885)

Income before income taxes			$121,151			$109,048

Capital expenditures, including noncash purchases of fixed assets and capital lease obligations	$16,425	$5,645	$22,070	$12,219	$3,394	$15,613

	For the Six Months Ended			For the Six Months Ended
	June 30, 2012			June 30, 2011
	Decision	Risk		Decision	Risk
	Analytics	Assessment	Total	Analytics	Assessment	Total
Revenues	$430,569	$289,158	$719,727	$359,076	$281,073	$640,149
Expenses:

Cost of revenues (exclusive of items shown separately below)	189,667	90,737	280,404	159,431	96,310	255,741
Selling, general and administrative	73,939	42,513	116,452	62,693	42,472	105,165
Acquisition related liabilities adjustment	—	—	—	(3,364)	—	(3,364)
Investment income and realized gain on securities, net	—	(561)	(561)	—	(487)	(487)

EBITDA	166,963	156,469	323,432	140,316	142,778	283,094
Depreciation and amortization of fixed assets	17,506	7,228	24,734	14,312	7,848	22,160
Amortization of intangible assets	20,774	—	20,774	17,260	72	17,332
Investment income and realized gain on securities, net	—	561	561	—	487	487

Operating income	$128,683	$148,680	277,363	$108,744	$134,371	243,115

Investment income and realized gain on securities, net			561			487
Interest expense			(33,762)			(24,500)

Income before income taxes			$244,162			$219,102

Capital expenditures, including noncash purchases of fixed assets and capital lease obligations	$29,657	$8,345	$38,002	$27,564	$6,789	$34,353

Operating segment revenue by type of service is provided below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Decision Analytics:
Insurance	$122,210	$112,334	$238,546	$217,634
Mortgage and financial services	35,299	35,643	69,574	68,339
Healthcare	50,381	19,322	80,829	34,939
Specialized markets	21,147	19,451	41,620	38,164

Total Decision Analytics	229,037	186,750	430,569	359,076

Risk Assessment:
Industry-standard insurance programs	98,010	92,389	197,144	185,246
Property-specific rating and underwriting information	32,459	35,017	65,016	69,514
Statistical agency and data services	8,130	7,633	15,854	15,375
Actuarial services	5,590	5,491	11,144	10,938

Total Risk Assessment	144,189	140,530	289,158	281,073

Total revenues	$373,226	$327,280	$719,727	$640,149

13. Related Parties:

The Company considers its stockholders that own more than 5% of the outstanding stock within a respective class to be related parties as defined within ASC 850, Related Party Disclosures. In 2011, all of the Company’s outstanding Class B (Series 1) and Class B (Series 2) shares converted to Class A. As a result of the conversion, the Company had no related parties owning more than 5% of a class of stock as of June 30, 2012.

At June 30, 2011, there were three Class A and five Class B stockholders, each owning more than 5% of the respective outstanding class. The Company had revenues from related parties for the three months ended June 30, 2012 and 2011 of $0 and $4,787, respectively, and revenues of $0 and $9,183 for the six months ended June 30, 2012 and 2011, respectively.

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

Citizens Insurance Litigation

On February 28, 2012, the Company was served with a complaint filed in the Florida State Circuit Court for Pasco County naming Citizens Property Insurance Corporation (“Citizens”) and the Company’s Xactware subsidiary. The complaint alleged a class action seeking declaratory and injunctive relief against defendants and was brought on behalf of “all individuals who have purchased a new or renewed a property casualty insurance policy from Citizens” where Citizens used Xactware’s 360Value product to determine replacement value of the property. On March 12, 2012, plaintiffs served their First Amended Complaint on Xactware additionally alleging that: (1) Citizens and Xactware knowingly made false statements to the plaintiff class concerning their properties’ replacement cost values; (2) fraud against Xactware based on its alleged misrepresentation of the replacement value of plaintiffs’ properties; (3) conspiracy against Citizens and Xactware based on their alleged artificial inflation of the value of plaintiffs’ properties; and (4) products liability against Xactware, claiming Xactware defectively designed 360Value as used in the Florida insurance market. The First Amended Complaint sought declaratory and injunctive relief, as well as unspecified monetary damages alleged to be in excess of $1,000 for the class. On May 31, 2012 plaintiff served his Second Amended Complaint which no longer alleges a class action, but continues to allege: (1) that Citizens and Xactware artificially inflated the replacement cost value of plaintiff’s property using 360Value; (2) fraud by Xactware; (3) a conspiracy between Citizens and Xactware; and (4) products liability against Xactware. The Second Amended Complaint similarly seeks declaratory and injunctive relief as well as damages representing the difference between the premium plaintiff paid to Citizens using 360Value and what the premium should have been if Citizens used an accurate replacement cost value for plaintiff’s property.

At this time it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

Intellicorp Records, Inc. Litigation

On April 20, 2012, the Company was served with a complaint filed in Alameda County Superior Court in California naming the Company’s subsidiary Intellicorp Records, Inc. The complaint titled Jane Roe v. Intellicorp Records, Inc. et al. alleges a nationwide putative class action on behalf of all persons who have been the subject of a consumer report furnished to a third party by Intellicorp for employment purposes and whose report contained any negative public record of criminal arrest, charge or conviction during the 5 years preceding the filing of the action until final resolution. The complaint alleges that Intellicorp failed to implement policies and procedures designed to ensure that criminal record information provided to employers is complete and up to date, and failed to notify class members contemporaneously of the fact that criminal record information was being provided to their employers and prospective employers. The complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys fees as well as unspecified monetary damages for the named plaintiff.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

15. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

In April and December 2011, Verisk Analytics, Inc. (the “Parent Company”) registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent wholly-owned subsidiaries and issued certain other debt securities with full and unconditional and joint and several guarantees by certain of its subsidiaries. Accordingly, presented below is the condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented. Effective as of December 31, 2011, ISO Staff Services, Inc. (“ISOSS”), a guarantor of the senior notes, merged with and into ISO, also a guarantor of the senior notes, pursuant to which ISO was the surviving corporation. By virtue of the merger, ISO expressly assumed all of the obligations of ISOSS, including the guarantee by ISOSS of the senior notes. The Company corrected certain classifications on the Condensed Consolidating Statement of Cash Flows for the six-month period ended June 30, 2011 within the Guarantor Subsidiaries, which removed a gross-up in the repayments received from other subsidiaries and repayments of advances to other subsidiaries reflected in cash flows from investing activities and cash flows from financing activities, respectively. This correction did not have any impact on the net cash position of the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

As of June 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$511	$47,729	$48,958	$—	$97,198
Available-for-sale securities	—	4,782	—	—	4,782
Accounts receivable, net of allowance for doubtful accounts of $4,088	—	128,269	45,338	—	173,607
Prepaid expenses	—	26,043	2,449	—	28,492
Deferred income taxes, net	—	2,557	13,056	—	15,613
Federal and foreign income taxes receivable	6,717	27,429	—	(6,441)	27,705
State and local income taxes receivable	516	2,757	365	—	3,638
Intercompany receivables	349,949	528,301	182,176	(1,060,426)	—
Other current assets	12,000	25,898	8,562	—	46,460

Total current assets	369,693	793,765	300,904	(1,066,867)	397,495

Noncurrent assets:
Fixed assets, net	—	113,471	20,260	—	133,731
Intangible assets, net	—	72,008	291,547	—	363,555
Goodwill	—	482,110	452,652	—	934,762
Deferred income taxes, net	—	49,957	—	(49,957)	—
Investment in subsidiaries	762,711	456,126	—	(1,218,837)	—
Other assets	10,932	11,411	1,457	—	23,800

Total assets	$1,143,336	$1,978,848	$1,066,820	$(2,335,661)	$1,853,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,166	$93,173	$47,345	$—	$153,684
Short-term debt and current portion of long-term debt	—	201,248	535	—	201,783
Pension and postretirement benefits, current	—	2,912	—	—	2,912
Fees received in advance	—	216,848	37,032	—	253,880
Intercompany payables	386,610	471,317	202,499	(1,060,426)	—
Federal and foreign taxes payable	—	—	6,441	(6,441)	—

Total current liabilities	399,776	985,498	293,852	(1,066,867)	612,259

Noncurrent liabilities:
Long-term debt	696,878	357,416	101	—	1,054,395
Pension and postretirement benefits	—	35,621	—	—	35,621
Deferred income taxes, net	—	—	91,837	(49,957)	41,880
Other liabilities	—	51,909	10,597	—	62,506

Total liabilities	1,096,654	1,430,444	396,387	(1,116,824)	1,806,661

Total stockholders’ equity	46,682	548,404	670,433	(1,218,837)	46,682

Total liabilities and stockholders’ equity	$1,143,336	$1,978,848	$1,066,820	$(2,335,661)	$1,853,343

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$76,238	$76,813	$38,552	$—	$191,603
Available-for-sale securities	—	5,066	—	—	5,066
Accounts receivable, net of allowance for doubtful accounts of $4,158	—	128,214	25,125	—	153,339
Prepaid expenses	—	20,090	1,815	—	21,905
Deferred income taxes, net	—	2,557	1,261	—	3,818
Federal and foreign income taxes receivable	7,905	23,024	—	(5,687)	25,242
State and local income taxes receivable	618	10,392	423	—	11,433
Intercompany receivables	250,177	482,172	147,996	(880,345)	—
Other current assets	—	26,094	15,154	—	41,248

Total current assets	334,938	774,422	230,326	(886,032)	453,654

Noncurrent assets:
Fixed assets, net	—	102,202	17,209	—	119,411
Intangible assets, net	—	81,828	144,596	—	226,424
Goodwill	—	481,736	228,208	—	709,944
Deferred income taxes, net	—	50,267	—	(39,787)	10,480
Investment in subsidiaries	601,380	104,430	—	(705,810)	—
Other assets	6,218	13,059	1,916	—	21,193

Total assets	$942,536	$1,607,944	$622,255	$(1,631,629)	$1,541,106

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,328	$117,759	$38,905	$—	$162,992
Acquisition related liabilities	—	—	250	—	250
Short-term debt and current portion of long-term debt	—	5,161	393	—	5,554
Pension and postretirement benefits, current	—	4,012	—	—	4,012
Fees received in advance	—	152,948	23,894	—	176,842
Intercompany payables	338,041	354,362	187,942	(880,345)	—
Federal and foreign income taxes payable	—	—	5,687	(5,687)	—

Total current liabilities	344,369	634,242	257,071	(886,032)	349,650

Noncurrent liabilities:
Long-term debt	696,657	403,586	89	—	1,100,332
Pension and postretirement benefits	—	127,748	—	—	127,748
Deferred income taxes, net	—	—	39,787	(39,787)	—
Other liabilities	—	58,158	3,708	—	61,866

Total liabilities	1,041,026	1,223,734	300,655	(925,819)	1,639,596

Total stockholders’ (deficit)/equity	(98,490)	384,210	321,600	(705,810)	(98,490)

Total liabilities and stockholders’ (deficit)/equity	$942,536	$1,607,944	$622,255	$(1,631,629)	$1,541,106

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Three Month Period Ended June 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenues	$—	$319,254	$60,782	$(6,810)	$373,226

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	121,813	28,828	(3,567)	147,074
Selling, general and administrative	—	51,202	14,514	(3,243)	62,473
Depreciation and amortization of fixed assets	—	10,817	2,273	—	13,090
Amortization of intangible assets	—	4,892	7,295	—	12,187

Total expenses	—	188,724	52,910	(6,810)	234,824

Operating income	—	130,530	7,872	—	138,402

Other income/(expense):
Investment income	18	26	112	—	156
Realized loss on securities, net	—	(30)	—	—	(30)
Interest expense	(9,875)	(7,488)	(14)	—	(17,377)

Total other (expense)/income, net	(9,857)	(7,492)	98	—	(17,251)

(Loss)/income before equity in net income of subsidiaries and income taxes	(9,857)	123,038	7,970	—	121,151
Equity in net income of subsidiaries	79,571	2,967	—	(82,538)	—
Provision for income taxes	3,617	(48,475)	(2,962)	—	(47,820)

Net income	$73,331	$77,530	$5,008	$(82,538)	$73,331

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Six Month Period Ended June 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenues	$—	$626,353	$104,383	$(11,009)	$719,727

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	238,152	48,200	(5,948)	280,404
Selling, general and administrative	—	94,539	26,974	(5,061)	116,452
Depreciation and amortization of fixed assets	—	20,368	4,366	—	24,734
Amortization of intangible assets	—	9,820	10,954	—	20,774

Total expenses	—	362,879	90,494	(11,009)	442,364

Operating income	—	263,474	13,889	—	277,363

Other income/(expense):
Investment income	36	100	125	—	261
Realized gain on securities, net	—	300	—	—	300
Interest expense	(19,744)	(13,995)	(23)	—	(33,762)

Total other (expense)/income, net	(19,708)	(13,595)	102	—	(33,201)

(Loss)/income before equity in net income of subsidiaries and income taxes	(19,708)	249,879	13,991	—	244,162
Equity in net income of subsidiaries	160,407	3,253	—	(163,660)	—
Provision for income taxes	7,233	(96,795)	(6,668)	—	(96,230)

Net income	$147,932	$156,337	$7,323	$(163,660)	$147,932

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Three Month Period Ended June 30, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenues	$—	$289,353	$43,842	$(5,915)	$327,280

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	114,120	19,906	(2,841)	131,185
Selling, general and administrative	—	45,936	13,047	(3,074)	55,909
Depreciation and amortization of fixed assets	—	8,739	2,116	—	10,855
Amortization of intangible assets	—	4,797	4,080	—	8,877
Acquisition related liabilities adjustment	—	(2,800)	(564)	—	(3,364)

Total expenses	—	170,792	38,585	(5,915)	203,462

Operating income	—	118,561	5,257	—	123,818

Other income/(expense):
Investment income/(loss)	—	1,457	(38)	(1,429)	(10)
Realized gain on securities, net	—	125	—	—	125
Interest expense	(7,681)	(8,562)	(71)	1,429	(14,885)

Total other expense, net	(7,681)	(6,980)	(109)	—	(14,770)

(Loss)/income before equity in net income of subsidiaries and income taxes	(7,681)	111,581	5,148	—	109,048
Equity in net income of subsidiaries	70,428	2,702	—	(73,130)	—
Provision for income taxes	2,830	(44,525)	(1,776)	—	(43,471)

Net income	$65,577	$69,758	$3,372	$(73,130)	$65,577

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED) For The Six Month Period Ended June 30, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenues	$—	$568,933	$78,964	$(7,748)	$640,149

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	222,903	36,659	(3,821)	255,741
Selling, general and administrative	—	82,414	26,678	(3,927)	105,165
Depreciation and amortization of fixed assets	—	18,181	3,979	—	22,160
Amortization of intangible assets	—	10,117	7,215	—	17,332
Acquisition related liabilities adjustment	—	(2,800)	(564)	—	(3,364)

Total expenses	—	330,815	73,967	(7,748)	397,034

Operating income	—	238,118	4,997	—	243,115

Other income/(expense):
Investment income/(loss)	—	1,471	(42)	(1,429)	—
Realized gain on securities, net	—	487	—	—	487
Interest expense	(7,681)	(18,157)	(91)	1,429	(24,500)

Total other expense, net	(7,681)	(16,199)	(133)	—	(24,013)

(Loss)/income before equity in net income of subsidiaries and income taxes	(7,681)	221,919	4,864	—	219,102
Equity in net income of subsidiaries	136,304	1,614	—	(137,918)	—
Provision for income taxes	2,830	(88,078)	(2,401)	—	(87,649)

Net income	$131,453	$135,455	$2,463	$(137,918)	$131,453

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Three Months Ended June 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$73,331	$77,530	$5,008	$(82,538)	$73,331

Other comprehensive income, net of tax:
Unrealized holding loss on investments	(116)	(116)	—	116	(116)
Unrealized foreign currency loss	(287)	(248)	(254)	502	(287)
Pension and postretirement unfunded liability adjustment	452	452	—	(452)	452

Total other comprehensive income	49	88	(254)	166	49

Comprehensive income	$73,380	$77,618	$4,754	$(82,372)	$73,380

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Six Months Ended June 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$147,932	$156,337	$7,323	$(163,660)	$147,932

Other comprehensive income, net of tax:
Unrealized holding loss on investments	(313)	(313)	—	313	(313)
Unrealized foreign currency loss	(134)	(96)	(113)	209	(134)
Pension and postretirement unfunded liability adjustment	1,380	1,380	—	(1,380)	1,380

Total other comprehensive income	933	971	(113)	(858)	933

Comprehensive income	$148,865	$157,308	$7,210	$(164,518)	$148,865

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Three Months Ended June 30, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$65,577	$69,758	$3,372	$(73,130)	$65,577

Other comprehensive income, net of tax:
Unrealized holding loss on investments	(126)	(126)	—	126	(126)
Unrealized foreign currency gain	235	57	234	(291)	235
Pension and postretirement unfunded liability adjustment	1,220	1,220	—	(1,220)	1,220

Total other comprehensive income	1,329	1,151	234	(1,385)	1,329

Comprehensive income	$66,906	$70,909	$3,606	$(74,515)	$66,906

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Six Months Ended June 30, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$131,453	$135,455	$2,463	$(137,918)	$131,453

Other comprehensive income, net of tax:
Unrealized holding loss on investments	(252)	(252)	—	252	(252)
Unrealized foreign currency gain	573	358	612	(970)	573
Pension and postretirement unfunded liability adjustment	1,974	1,974	—	(1,974)	1,974

Total other comprehensive income	2,295	2,080	612	(2,692)	2,295

Comprehensive income	$133,748	$137,535	$3,075	$(140,610)	$133,748

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

For The Six Month Period Ended June 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in)/provided by operating activities	$(13,015)	$143,124	$57,326	$—	$187,435

Cash flows from investing activities:
Acquisitions, net of cash acquired of $29,387	—	(331,330)	—	—	(331,330)
Earnout payments	—	—	(250)	—	(250)
Purchase of non-controlling equity investments in non-public companies	—	(2,000)	—	—	(2,000)
Escrow funding associated with acquisitions	—	(17,000)	—	—	(17,000)
Repayments received from other subsidiaries	12,100	148,000	—	(160,100)	—
Advances provided to other subsidiaries	—	(33,475)	—	33,475	—
Purchases of fixed assets	—	(30,002)	(6,530)	—	(36,532)
Purchases of available-for-sale securities	—	(1,128)	—	—	(1,128)
Proceeds from sales and maturities of available-for-sale securities	—	1,203	—	—	1,203

Net cash provided by/(used in) investing activities	12,100	(265,732)	(6,780)	(126,625)	(387,037)

Cash flows from financing activities:
Proceeds from short-term debt, net	—	150,000	—	—	150,000
Repurchase of Verisk Class A common stock	—	(106,305)	—	—	(106,305)
Repayment of advances to other subsidiaries	(75,000)	(12,100)	(73,000)	160,100	—
Advances received from other subsidiaries	188	—	33,287	(33,475)	—
Excess tax benefits from exercised stock options	—	31,624	—	—	31,624
Proceeds from stock options exercised	—	33,453	—	—	33,453
Other financing, net	—	(3,127)	(314)	—	(3,441)

Net cash (used in)/provided by financing activities	(74,812)	93,545	(40,027)	126,625	105,331

Effect of exchange rate changes	—	(21)	(113)	—	(134)

(Decrease)/increase in cash and cash equivalents	(75,727)	(29,084)	10,406	—	(94,405)

Cash and cash equivalents, beginning of period	76,238	76,813	38,552	—	191,603

Cash and cash equivalents, end of period	$511	$47,729	$48,958	$—	$97,198

Supplemental disclosures:
Increase in intercompany balances from the purchase of MediConnect by ISO	$17,000	$348,330	$331,330	$—	$—

Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$106,305	$106,305	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$33,453	$33,453	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

For The Six Month Period Ended June 30, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$—	$173,935	$13,152	$—	$187,087

Cash flows from investing activities:
Acquisitions, net of cash acquired of $590	—	(121,721)	—	—	(121,721)
Earnout payments	—	—	(3,500)	—	(3,500)
Escrow funding associated with acquisitions	—	(19,560)	—	—	(19,560)
Advances provided to other subsidiaries	—	—	(31,996)	31,996	—
Repayments received from other subsidiaries	—	(13,618)	—	13,618	—
Proceeds from repayment of intercompany note receivable	—	440,950	—	(440,950)	—
Purchases of fixed assets	—	(23,189)	(4,982)	—	(28,171)
Purchases of available-for-sale securities	—	(1,338)	—	—	(1,338)
Proceeds from sales and maturities of available-for-sale securities	—	1,704	—	—	1,704

Net cash provided by/(used in) investing activities	—	263,228	(40,478)	(395,336)	(172,586)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	448,956	—	—	—	448,956
Repayment of short-term debt refinanced on a long-term basis	—	(295,000)	—	—	(295,000)
Proceeds/(repayments) of short-term debt, net	—	73,114	(195)	—	72,919
Repayment of current portion of long-term debt	—	(50,000)	—	—	(50,000)
Repayments of advances to other subsidiaries	—	13,618	—	(13,618)	—
Repayment of intercompany note payables	(440,950)	—	—	440,950	—
Advances received from other subsidiaries	—	—	31,996	(31,996)	—
Payment of debt issuance cost	(2,925)	(1,509)	—	—	(4,434)
Repurchase of Class A common stock	—	(214,021)	—	—	(214,021)
Excess tax benefits from exercised stock options	—	5,470	—	—	5,470
Proceeds from stock options exercised	—	18,032	—	—	18,032

Net cash provided by/(used in) financing activities	5,081	(450,296)	31,801	395,336	(18,078)

Effect of exchange rate changes	—	(39)	612	—	573

Increase/(decrease) in cash and cash equivalents	5,081	(13,172)	5,087	—	(3,004)

Cash and cash equivalents, beginning of period	1	31,576	23,397	—	54,974

Cash and cash equivalents, end of period	$5,082	$18,404	$28,484	—	$51,970

Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$214,021	$214,021	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$18,032	$18,032	$—	$—	$—

Issuance of intercompany note payable/(receivable) from amounts previously recorded as intercompany payables/(receivables)	$615,000	$(615,000)	$—	$—	$—

16. Subsequent Event:

On July 2, 2012, the Company acquired the net assets of Aspect Loss Prevention, LLC (“ALP”), a provider of loss prevention and analytic solutions to the retail, entertainment, and food industries, for a net cash purchase price of approximately $6,917 and funded $800 of indemnity escrows. This acquisition further advances the Company’s position within the Decision Analytics segment as a provider of data, analytics, and decision–support solutions in the insurance industry. The cash paid will be adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. Due to the limited time since the acquisition date and limitations on access to ALP information prior to the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including the information required for contingencies, intangible assets and goodwill. This information will be included in the quarterly report on Form 10-Q for the nine months ending September 30, 2012.

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

Our customers use our solutions to make better risk decisions with greater efficiency and discipline. We refer to these products and services as solutions due to the integration among our products and the flexibility that enables our customers to purchase components or the comprehensive package of products. These solutions take various forms, including data, statistical models or tailored analytics, all designed to allow our clients to make more logical decisions. We believe our solutions for analyzing risk positively impact our customers’ revenues and help them better manage their costs.

We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 40% and 44% of our revenues for the six months ended June 30, 2012 and 2011, respectively. Our Decision Analytics segment provides solutions our customers use to analyze the processes of the Verisk Risk Analytics Framework: loss prediction, fraud identification and detection, and loss quantification. Our Decision Analytics segment revenues represented approximately 60% and 56% of our revenues for the six months ended June 30, 2012 and 2011, respectively.

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

Revenues

We earn revenues through subscriptions and on a transactional basis. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database or our actuarial services throughout the subscription period. For our subscriptions arrangements, we experience minimal revenue seasonality within the business. Our long-term agreements are generally for periods of three to seven years. We recognize revenue from subscriptions ratably over the term of the subscription and most long-term agreements are recognized ratably over the term of the agreement.

Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application or loan, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For each of six-month periods ended June 30, 2012 and 2011, 31% of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.

Approximately 87% and 84% of the revenues in our Risk Assessment segment for the six-month periods ended June 30, 2012 and 2011, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 57% of the revenues in our Decision Analytics segment, for each of the six-month periods ended June 30, 2012 and 2011, were derived from subscriptions and long-term agreements for our solutions. In this segment, our tools service the insurance, healthcare, mortgage and financial services, and specialized markets verticals.

Principal Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs (described under “Equity Compensation Costs” below), sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 65% and 66% of our total expenses for the six months ended June 30, 2012 and 2011, respectively.

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

Description of Acquisitions

We acquired four businesses since January 1, 2011. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods. See Note 5 in our condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information.

On July 2, 2012, we acquired the net assets of Aspect Loss Prevention, LLC, or ALP, a provider of loss prevention and analytic solutions to the retail, entertainment, and food industries. Within our Decision Analytics segment, this acquisition further advances our position as a provider of data, analytics, and decision-support solutions in the insurance industry. Due to the timing of this acquisition, there was no impact on our income statement for ALP for the three and six months ended June 30, 2012.

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

Equity Compensation Costs

We have a leveraged ESOP, funded with intercompany debt that includes 401(k), ESOP and profit sharing components to provide employees with equity participation. We make quarterly cash contributions to the plan equal to the debt service requirements. As the debt is repaid, shares are released to the ESOP to fund 401(k) matching and profit sharing contributions and the remainder is allocated annually to active employees in proportion to their eligible compensation in relation to total participants’ eligible compensation. We had no ESOP allocation expense for the six months ended June 30, 2012 and 2011. We accrue compensation expense over the reporting period equal to the fair value of the ESOP loan collateral to be released to the ESOP.

The amount of our equity compensation costs recognized for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
ESOP costs by contribution type:
401(k) matching contribution expense	$3,255	$2,771	$6,186	$5,426
Profit sharing contribution expense	—	526	—	982

Total ESOP costs	$3,255	$3,297	$6,186	$6,408

ESOP costs by segment:
Risk Assessment ESOP costs	$1,370	$1,840	$2,725	$3,588
Decision Analytics ESOP costs	1,885	1,457	3,461	2,820

Total ESOP costs	$3,255	$3,297	$6,186	$6,408

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

We follow the substantive vesting period approach for awards granted after January 1, 2005, which requires that stock based compensation expense be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. For the three months ended June 30, 2012 and 2011, we recognized $4.4 million and $4.2 million in stock based compensation as a result of accelerated expense recognition on the equity awards granted on April 1, 2012 and 2011, respectively, because such awards were no longer contingent on the employee providing additional service based on our retirement qualifications.

On May 16, 2012, our stockholder’s approved the implementation of an employee stock purchase plan, or ESPP. The ESPP will commence on October 1, 2012 and offer eligible employees the opportunity to authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed twenty five thousand dollars in any calendar year, to purchase shares of our Class A common stock at a 5.0% discount of its fair market value at the time of purchase. The ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features.

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2012	2011	Change	2012	2011	Change
	(In thousands, except for share and per share data)
Statement of income data:
Revenues :
Risk Assessment revenues	$144,189	$140,530	2.6%	$289,158	$281,073	2.9%
Decision Analytics revenues	229,037	186,750	22.6%	430,569	359,076	19.9%

Revenues	373,226	327,280	14.0%	719,727	640,149	12.4%

Expenses:
Cost of revenues (exclusive of items shown separately below)	147,074	131,185	12.1%	280,404	255,741	9.6%
Selling, general and administrative	62,473	55,909	11.7%	116,452	105,165	10.7%
Depreciation and amortization of fixed assets	13,090	10,855	20.6%	24,734	22,160	11.6%
Amortization of intangible assets	12,187	8,877	37.3%	20,774	17,332	19.9%
Acquisition related liabilities adjustment	—	(3,364)	(100.0)%	—	(3,364)	(100.0)%

Total expenses	234,824	203,462	15.4%	442,364	397,034	11.4%

Operating income	138,402	123,818	11.8%	277,363	243,115	14.1%

Other income/(expense):
Investment income/(loss)	156	(10)	(1660.0)%	261	—	100.0%
Realized (loss)/gain on securities, net	(30)	125	(124.0)%	300	487	(38.4)%
Interest expense	(17,377)	(14,885)	16.7%	(33,762)	(24,500)	37.8%

Total other expense, net	(17,251)	(14,770)	16.8%	(33,201)	(24,013)	38.3%

Income before income taxes	121,151	109,048	11.1%	244,162	219,102	11.4%
Provision for income taxes	(47,820)	(43,471)	10.0%	(96,230)	(87,649)	9.8%

Net income	$73,331	$65,577	11.8%	$147,932	$131,453	12.5%

Basic net income per share	$0.44	$0.39	12.8%	$0.89	$0.78	14.1%

Diluted net income per share	$0.43	$0.38	13.2%	$0.86	$0.75	14.7%

Weighted average shares outstanding:
Basic	165,946,009	166,960,806	(0.6)%	165,391,500	167,995,517	(1.6)%

Diluted	171,901,349	174,634,046	(1.6)%	171,626,084	175,799,120	(2.4)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:

Other data:
EBITDA (1):
Risk Assessment EBITDA	$76,099	$68,247	11.5%	$156,469	$142,778	9.6%
Decision Analytics EBITDA	87,706	75,418	16.3%	166,963	140,316	19.0%

EBITDA	$163,805	$143,665	14.0%	$323,432	$283,094	14.2%

The following is a reconciliation of net income to EBITDA:
Net income	$73,331	$65,577	11.8%	$147,932	$131,453	12.5%
Depreciation and amortization	25,277	19,732	28.1%	45,508	39,492	15.2%
Interest expense	17,377	14,885	16.7%	33,762	24,500	37.8%
Provision for income taxes	47,820	43,471	10.0%	96,230	87,649	9.8%

EBITDA	$163,805	$143,665	14.0%	$323,432	$283,094	14.2%

(1)	EBITDA is the financial measure which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. In the second quarter of 2012, we changed our definition of EBITDA such that it only reflects the definition noted and no longer excludes investment income/(loss) and realized gain/(loss) on securities, net, for all periods presented. In addition, this Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 12 of our condensed consolidated financial statements included in this Form 10-Q filing.

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

Consolidated Results of Operations

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Revenues were $719.7 million for the six months ended June 30, 2012 compared to $640.1 million for the six months ended June 30, 2011, an increase of $79.6 million or 12.4%. In 2012 and 2011, we acquired three companies Bloodhound, HRP, and MediConnect, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. Recent acquisitions were within our Decision Analytics segment in the healthcare category and provided an increase of $34.8 million in revenues for the six months ended June 30, 2012. Excluding recent acquisitions, revenues increased $44.8 million or 7.0%, which included an increase in our Decision Analytics segment of $36.7 million and an increase in our Risk Assessment segment of $8.1 million. Refer to the Results of Operations by Segment within this section for further information regarding our revenues.

Cost of Revenues

Cost of revenues was $280.4 million for the six months ended June 30, 2012 compared to $255.7 million for the six months ended June 30, 2011, an increase of $24.7 million or 9.6%. Recent acquisitions, all within our Decision Analytics segment, accounted for an increase of $17.6 million in cost of revenues, primarily due to expenses related to salaries and employee benefit costs. Excluding the impact of our recent acquisitions, our cost of revenues increased $7.1 million or 2.8%. The increase was primarily due to increases in salaries and employee benefit costs of $4.9 million. Other increases include rent and maintenance office expenses of $1.1 million, information technology expenses of $1.1 million, travel and travel related costs of $0.2 million and other operating expenses of $0.6 million. These increases in costs were partially offset by a $0.8 million decrease in data related costs.

The increase in salaries and employee benefits of $4.9 million includes an increase of $9.7 million in annual salaries and employee benefits, medical costs, and long term equity compensation plan costs, and was partially offset by a decrease of $4.8 million in pension cost. The pension cost decreased primarily due to our pension plan freeze, which eliminated all future compensation and services credits to participants of our pension plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SGA, were $116.5 million for the six months ended June 30, 2012 compared to $105.2 million for the six months ended June 30, 2011, an increase of $11.3 million or 10.7%. Recent acquisitions, all within our Decision Analytics segment, accounted for an increase of $5.7 million, which was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA increased $5.6 million or 5.3%. The increase was primarily due to a net increase in salaries and employee benefits of $6.4 million, travel and travel related costs of $0.2 million and other expenses of $0.9 million. These increases in costs were partially offset by decreases in professional fees of $1.9 million which includes legal and marketing costs.

The increase in salaries and employee benefits of $6.4 million includes an increase of $7.7 million in annual salaries and employee benefits, medical costs, and long term equity compensation plan costs, and was partially offset by a decrease of $1.3 million in pension cost, primarily due to the our pension plan freeze.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $24.7 million for the six months ended June 30, 2012 compared to $22.2 million for the six months ended June 30, 2011, an increase of $2.5 million or 11.6%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth as well as depreciation and amortization associated with recent acquisitions.

Amortization of Intangible Assets

Amortization of intangible assets was $20.8 million for the six months ended June 30, 2012 compared to $17.3 million for six months ended June 30, 2011, an increase of $3.5 million or 19.9%. The increase was primarily related to amortization of intangible assets associated with recent acquisitions of $6.1 million, partially offset by $2.6 million of amortization of intangible assets primarily associated with prior acquisitions that have been fully amortized.

Acquisition Related Liabilities Adjustment

There was no acquisition related liabilities adjustment for the six months ended June 30, 2012 and a benefit of $3.4 million for the six months ended June 30, 2011. This benefit was a result of a reduction of $3.4 million to contingent consideration due to the reduced probability of the D2Hawkeye and Strategic Analytics acquisitions achieving the EBITDA and revenue earn-out targets for exceptional performance in fiscal year 2011 established at the time of acquisition.

Investment Income/(Loss) and Realized (Loss)/Gain on Securities, Net

Investment income/(loss) and realized (loss)/gain on securities, net, was a gain of $0.6 million for the six months ended June 30, 2012 and $0.5 million for the six months ended June 30, 2011.

Interest Expense

Interest expense was $33.8 million for the six months ended June 30, 2012 compared to $24.5 million for the six months ended June 30, 2011, an increase of $9.3 million or 37.8%. This increase is primarily due to an increase in our long-term debt outstanding, which includes the issuance of our 5.800% and 4.875% senior notes in the aggregate principal amount of $450.0 million and $250.0 million, respectively.

Provision for Income Taxes

The provision for income taxes was $96.2 million for the six month ended June 30, 2012 compared to $87.6 million for the six months ended June 30, 2011, an increase of $8.6 million or 9.8%. The effective tax rate was 39.4% for the six months ended June 30, 2012 compared to 40.0% for the six months ended June 30, 2011. The effective rate for the six months ended June 30, 2012 was lower than the June 30, 2011 effective tax rate primarily due to the continued execution of tax planning strategies.

EBITDA Margin

The EBITDA margin for our consolidated results was 44.9% for the six months ended June 30, 2012 compared to 44.2% for the six months ended June 30, 2011. For the six months ended June 30, 2012, the recent acquisitions mitigated our margin expansion by 0.7%. The increase in margin is primarily attributed to operating leverage as well as cost efficiencies achieved in 2012. For the six months ended June 30, 2011, the acquisition related liabilities adjustment positively impacted our EBITDA margin by 0.5%.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Revenues were $373.2 million for the three months ended June 30, 2012 compared to $327.3 million for the three months ended June 30, 2011, an increase of $45.9 million or 14.0%. Recent acquisitions accounted for an increase of $25.1 million in revenues for the three months ended June 30, 2012, all of which were in Decision Analytics in the healthcare category. Excluding recent acquisitions, revenues increased $20.8 million or 6.4%, which included an increase in our Decision Analytics segment of $17.1 million and an increase in our Risk Assessment segment of $3.7 million.

Cost of Revenues

Cost of revenues was $147.1 million for the three months ended June 30, 2012 compared to $131.2 million for the three months ended June 30, 2011, an increase of $15.9 million or 12.1%. The increase was primarily due to costs related to recent acquisitions of $12.8 million, and a net increase in salaries and employee benefits costs of $1.6 million, which include annual salary increases and medical costs. Included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $2.8 million. Other increases include rent and maintenance fees of $1.0 million, information technology expenses of $0.5 million and other operating expenses of $0.7 million. These increases were partially offset by a decrease in data costs of $0.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $62.5 million for the three months ended June 30, 2012 compared to $55.9 million for the three months ended June 30, 2011, an increase of $6.6 million or 11.7%. The increase was primarily due to costs attributable to recent acquisitions of $3.5 million, an increase in salaries and employee benefits costs of $3.3 million, which include annual salary increases, medical costs, commissions, and equity compensation expense. Included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $0.7 million. Travel and travel related costs also increased by $0.6 million. These increases were partially offset by a decrease in professional fees that include legal and marketing costs of $0.5 million and other expenses of $0.3 million.

Provision for Income Taxes

The provision for income taxes was $47.8 million for the three months ended June 30, 2012 compared to $43.5 million for the three months ended June 30, 2011, an increase of $4.3 million or 10.0%. The effective tax rate was 39.5% for the three months ended June 30, 2012 compared to 39.9% for the three months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2012 was lower than the effective tax rate for the three months ended June 30, 2011 primarily due to the continued execution of tax planning strategies.

EBITDA Margin

The EBITDA margin for our consolidated results was 43.9% for the three months ended June 30, 2012 and 2011. For the three months ended June 30, 2012, recent acquisitions mitigated our margin expansion by 1.0%. For the three months ended June 30, 2011, the acquisition related liabilities adjustment positively impacted our EBITDA margin by 1.0%.

Results of Operations by Segment

Decision Analytics

Revenues

Revenues for our Decision Analytics segment were $430.6 million for the six months ended June 30, 2012 compared to $359.1 million for the six months ended June 30, 2011, an increase of $71.5 million or 19.9%. Recent acquisitions, which are all within the healthcare category, accounted for an increase of $34.8 million in revenues for the six months ended June 30, 2012. Excluding recent acquisitions, our Decision Analytics revenue increased $36.7 million or 10.3%. Our insurance revenue increased $20.9 million primarily due to an increase within our loss quantification solutions as a result of new customers and an increase in our catastrophe modeling services for existing customers, as well an increase in insurance fraud solutions revenue. Excluding the recent acquisitions, our healthcare revenue increased $11.1 million primarily due to an increase in our fraud services as customer contracts were implemented and new sales of risk solutions. Our specialized markets revenue increased $3.5 million as a result of continued penetration of existing customers within our supply chain services and weather and climate risk solutions. Our mortgage and financial services revenue increased $1.2 million, primarily due to the inclusion of property appraisal tools facing the mortgage market revenue of $6.1 million, which was previously reported as part of property-specific rating and underwriting information category within our Risk Assessment segment in 2011. Excluding the property appraisal revenue, our mortgage and financial services revenue decreased $4.9 million from lower volumes within forensic solutions due to the continued challenges in the mortgage market, partially offset by growth in our underwriting solutions.

Revenues for our Decision Analytics segment were $229.0 million for the three months ended June 30, 2012 compared to $186.8 million for the three months ended June 30, 2011, an increase of $42.2 million or 22.6%. Recent acquisitions accounted for an increase of $25.1 million in revenues for the three months ended June 30, 2012. Excluding the impact of recent acquisitions, revenue increased $17.1 million for the three months ended June 30, 2012. Our insurance revenue increased $9.9 million primarily due to an increase within our loss quantification solutions as a result of new customers and an increase in our catastrophe modeling services for existing customers, as well an increase in insurance fraud solutions revenue. Excluding the recent acquisitions, our healthcare revenue increased $5.9 million primarily due to an increase in our fraud services as customer contracts were implemented and new sales of risk solutions. Our specialized markets revenue increased $1.7 million as a result of continued penetration of existing customers within our supply chain services and weather and climate risk solutions. Excluding the property appraisal revenue, our mortgage and financial services revenue decreased $3.5 million from lower volumes within our forensic solutions due to the continued challenges in the mortgage market.

Our revenue by category for the periods presented is set forth below:

	For Three Months Ended June 30,		Percentage	For Six Months Ended June 30,		Percentage
	2012	2011	Change	2012	2011	Change
	(In thousands)
Insurance	$122,210	$112,334	8.8%	$238,546	$217,634	9.6%
Mortgage and financial services	35,299	35,643	(1.0)%	69,574	68,339	1.8%
Healthcare	50,381	19,322	160.7%	80,829	34,939	131.3%
Specialized markets	21,147	19,451	8.7%	41,620	38,164	9.1%

Total Decision Analytics	$229,037	$186,750	22.6%	$430,569	$359,076	19.9%

Cost of Revenues

Cost of revenues for our Decision Analytics segment was $189.7 million for the six months ended June 30, 2012 compared to $159.4 million for the six months ended June 30, 2011, an increase of $30.3 million or 19.0%. Excluding the impact of recent acquisitions of $17.6 million, our cost of revenues increased by $12.7 million or 8.0%. This increase is primarily due to a net increase in salary and employee benefits of $9.4 million. Other increases include information technology expenses of $1.4 million, rent and maintenance office expenses of $0.7 million, travel and travel related costs of $0.7 million and other operating expenses of $0.6 million. These increases in costs were partially offset by a $0.1 million decrease in data related costs.

The increase in salaries and employee benefits of $9.4 million includes an increase of $10.2 million in annual salaries and employee benefits, medical costs, and long term equity compensation plan costs, and due to the reallocation of certain resources from Risk Assessment relating to property appraisal tools that began in January 2012. These increases were partially offset by a decrease of $0.8 million in pension cost primarily because of our pension plan freeze.

Cost of revenues for our Decision Analytics segment was $101.8 million for the three months ended June 30, 2012 compared to $82.1 million for the three months ended June 30, 2011, an increase of $19.7 million or 23.9%. The increase was primarily due to costs related to recent acquisitions of $12.8 million, and a net increase in salaries and employee benefits costs of $5.3 million partially from the reallocation of certain resources from Risk Assessment. Included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $0.4 million. Other increases include rent and maintenance fees of $0.6 million, information technology expenses of $0.7 million and other operating expenses of $0.7 million. These increases were partially offset by a decrease in data costs of $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Decision Analytics segment were $74.0 million for the six months ended June 30, 2012 compared to $62.7 million for the six months ended June 30, 2011, an increase of $11.3 million or 17.9%. Excluding the impact of recent acquisitions of $5.7 million, SGA increased $5.6 million or 8.9%. The increase was primarily due to an increase in salaries and employee benefits of $6.1 million and an increase in other expenses of $0.2 million. These increases in costs were partially offset by a decrease in professional fees of $0.7 million which includes legal and marketing costs.

The increase in salaries and employee benefits of $6.1 million includes an increase of $6.4 million in annual salaries and employee benefits, medical costs, commissions, and long term equity compensation plan costs, and was partially offset by a decrease of $0.3 million in pension cost, primarily due to the our pension plan freeze.

Selling, general and administrative expenses for our Decision Analytics segment were $39.6 million for the three months ended June 30, 2012 compared to $32.6 million for the three months ended June 30, 2011, an increase of $7.0 million or 21.5%. The increase was primarily due to costs attributable to recent acquisitions of $3.5 million, an increase in salaries and employee benefits costs of $3.7 million. Included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $0.2 million. Travel and travel related costs also increased by $0.3 million. These increases were partially offset by a decrease in other expenses of $0.5 million.

EBITDA Margin

The EBITDA margin for our Decision Analytics segment was 38.8% for the six months ended June 30, 2012 compared to 39.1% for the six months ended June 30, 2011. For the six months ended June 30, 2012, recent acquisitions mitigated our margin expansion by 0.8%. For the six months ended June 30, 2011, the acquisition related liabilities adjustment positively impacted our EBITDA margin by 0.9%.

Risk Assessment

Revenues

Revenues for our Risk Assessment segment were $289.1 million for the six months ended June 30, 2012 as compared to $281.0 million for the six months ended June 30, 2011, an increase of $8.1 million or 2.9%. Revenues were $144.2 million for the three months ended June 30, 2012 as compared to $140.5 million for the three months ended June 30, 2011, an increase of $3.7 million or 2.6%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs’ solutions as well as selling expanded solutions to existing customers. As described with the Decision Analytics segment revenue, beginning January 1, 2012, we reallocated certain property appraisal tools revenue of $3.2 million and $6.1 million for three and six months ended June 30, 2012, respectively, from the property-specific rating and underwriting information category to the mortgage and financial services category.

Our revenue by category for the periods presented is set forth below:

	For Three Months Ended June 30,		Percentage	For Six Months Ended June 30,		Percentage
	2012	2011	Change	2012	2011	Change
	(In thousands)
Industry-standard insurance programs	$98,010	$92,389	6.1%	$197,144	$185,246	6.4%
Property-specific rating and underwriting information	32,459	35,017	(7.3)%	65,016	69,514	(6.5)%
Statistical agency and data services	8,130	7,633	6.5%	15,854	15,375	3.1%
Actuarial services	5,590	5,491	1.8%	11,144	10,938	1.9%

Total Risk Assessment	$144,189	$140,530	2.6%	$289,158	$281,073	2.9%

Cost of Revenues

Cost of revenues for our Risk Assessment segment was $90.7 million for the six months ended June 30, 2012 compared to $96.3 million for the six months ended June 30, 2011, a decrease of $5.6 million or 5.8%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $4.5 million, primarily related to lower pension cost of $4.0 million, and the reallocation of certain resources to Decision Analytics relating to property appraisal tools that occurred in January 2012. Other decreases were related to data costs of $0.7 million, travel and travel related costs of $0.5 million, and information technology costs of $0.3 million. These decreases were partially offset by an increase in rent and maintenance office expenses of $0.4 million.

Cost of revenues for our Risk Assessment segment was $45.3 million for the three months ended June 30, 2012 compared to $49.1 million for the three months ended June 30, 2011, a decrease of $3.8 million or 7.6%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $3.7 million. Included within the decrease in salaries and employee benefits is a reduction in pension cost of $2.4 million and the reallocation of certain resources to Decision Analytics. Other decreases include information technology expenses of $0.2 and data costs of $0.3 million. These decreases were partially offset by an increase in rent and office maintenance of $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Risk Assessment segment were $42.5 million for the six months ended June 30, 2012 and 2011. There was a net increase in salaries and employee benefits of $0.3 million, travel and travel related costs of $0.2 million and other expenses of $0.7 million. These increases in costs were partially offset by a decrease in professional fees of $1.2 million which includes legal and marketing costs.

The increase in salaries and employee benefits of $0.3 million includes an increase of $1.3 million in annual salaries and employee benefits, medical costs, and long term equity compensation plan costs, and was partially offset by a decrease of $1.0 million in pension cost primarily due to our pension plan freeze.

Selling, general and administrative expenses for our Risk Assessment segment were $22.9 million for the three months ended June 30, 2012 compared to $23.3 million for the three months ended June 30, 2011, a decrease of $0.4 million or 1.9%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $0.4 million, which includes a reduction in pension cost of $0.5 million. Other decreases were professional fees that include legal and marketing costs of $0.5 million. These decreases were partially offset by an increase in travel and travel related costs of $0.3 and other expenses of $0.2 million.

EBITDA Margin

EBITDA margin for our Risk Assessment segment was 54.1% for the six months ended June 30, 2012 compared to 50.8% for the six months ended June 30, 2011. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies.

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents and available-for-sale securities of $102.0 million and $196.7 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.

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

Our capital expenditures, which include noncash purchases of fixed assets and capital lease obligations, as a percentage of revenues for the six months ended June 30, 2012 and 2011, were 5.3% and 5.4%, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.” The amounts capitalized in accordance with the accounting guidance for software to be sold, leased or otherwise marketed are not significant to the financial statements.

We historically used a portion of our cash for repurchases of our common stock from our stockholders. During the six months ended June 30, 2012 and 2011, we repurchased $107.0 million and $217.0 million of our Class A common stock, respectively. See Note 9 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

We provide pension and postretirement benefits to certain qualifying active employees and retirees. On February 29, 2012, we instituted a hard freeze, which eliminated all future compensation and service credits, to all participants in the pension plans. In April 2012, we completed a voluntary prefunding to our qualified pension plan of $72.0 million, which resulted in a contribution of $78.8 million for the year, of which $28.2 million was the minimum contribution requirement for 2012. We do not anticipate further contributions in 2012 to be made with respect to our qualified pension plan. Under the postretirement plan, we provide certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. In March 2012, we established a voluntary employee’s beneficiary association plan, or VEBA plan, to fund the postretirement plan. We contributed $5.0 million and $8.5 million to the VEBA Plan for the three and six months ended June 30, 2012, respectively. We expect the contribution to the postretirement plan for the remaining quarters for the year ending December 31, 2012 to be consistent with this quarter. See Note 11 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Financing and Financing Capacity

We had total debt, excluding capital lease and other obligations, of $1,246.9 million and $1,096.7 million at June 30, 2012 and December 31, 2011, respectively. The debt at June 30, 2012 was issued under our Syndicated Revolving Credit facility (“credit facility”), long-term private placement loan facilities and senior notes issued in 2011 to finance our stock repurchases and acquisitions.

Our credit facility, due October 2016 of $725.0 million, is a committed facility and all of our long-term private placement loan facilities are uncommitted facilities. We have financed and expect to finance our short-term working capital needs, stock repurchases and acquisitions through cash from operations and borrowings from a combination of our credit facility and long-term private placement facilities. As of June 30, 2012, we had $150.0 million outstanding under the credit facility. We borrowed $200.0 million from our credit facility and repaid $50.0 million of this balance during the six months ended June 30, 2012. On July 2, 2012, we repaid an additional $10.0 million related to the outstanding balance of the credit facility. As of June 30, 2012, our credit facility had $575.0 million of borrowing capacity available.

The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.25 to 1.0. We were in compliance with all debt covenants under the credit facility as of June 30, 2012.

We also have long-term private placement loan facilities under uncommitted master shelf agreements with New York Life and Prudential Capital Group, or Prudential, with availabilities at June 30, 2012 in the amounts of $30.0 million and $190.0 million, respectively. We can borrow under the New York Life Master Shelf Agreement until March 16, 2013 and the Prudential Master Shelf Agreement until August 30, 2013.

The notes outstanding under these long-term private placement loan facilities mature over the next four years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.3% for the six months ended June 30, 2012. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. Our shelf agreements also contains financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and a consolidated debt leverage ratio below 3.0 to 1.0 during any period of four fiscal quarters. We were in compliance with all debt covenants under our master shelf agreements as of June 30, 2012.

As of June 30, 2012, we had senior notes with aggregate principal amount of $700.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our credit facility, or any amendment, refinancing or replacement thereof. The indenture governing the senior notes restricts our ability and our subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

Cash Flow

The following table summarizes our cash flow data for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$187,435	$187,087
Net cash used in investing activities	$(387,037)	$(172,586)
Net cash provided by/(used in) financing activities	$105,331	$(18,078)

Operating Activities

Net cash provided by operating activities increased to $187.4 million for the six months ended June 30, 2012 from $187.1 million for the six months ended June 30, 2011. The slight increase in net cash provided by operating activities was principally due to an increase in cash receipts from customers during the six months ended June 30, 2012. This increase was partially offset by an increase in operating expense and interest payments during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The growth in operating cash flow was mitigated by the pre-funding of our pension plan in April 2012 of $72.0 million, partially offset by the tax benefit associated with these deductible contributions.

Investing Activities

Net cash used in investing activities was $387.0 million for the six months ended June 30, 2012 compared to $172.6 million for the six months ended June 30, 2011. The increase in net cash used in investing activities was principally due to an increase in acquisition payments of $209.6 million, primarily related to the acquisition of MediConnect in the first quarter of 2012, and an increase in the purchases of fixed assets of $8.4 million during the six months ended June 30, 2012.

Financing Activities

Net cash provided by/(used in) financing activities was $105.3 million for the six months ended June 30, 2012 and $(18.1) million for the six months ended June 30, 2011. Net cash provided by financing activities for the six months ended June 30, 2012 was primarily related to an increase in total net debt of $150.0 million and option exercises of $65.1 million, partially offset by repurchases of our Class A common stock of $106.3 million. Net cash used in financing activities for the six months ended June 30, 2011 was primarily related to a repurchases of our Class A common stock of $214.0 million partially offset by an increase in total net debt of $172.4 million.

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

Market risks at June 30, 2012 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2012.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three month period ended June 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 14 to our condensed consolidated financial statements for the six months ended June 30, 2012 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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

Issuer Purchases of Equity Securities

On April 29, 2010, our board of directors authorized a $150.0 million share repurchase program, or the Repurchase Program, of our common stock. On October 19, 2010, March 11, 2011, and July 8, 2011, our board of directors authorized additional capacity of $150.0 million each, and on January 11, 2012, our board of directors authorized additional capacity of $300.0 million bringing the Repurchase Program to a total of $900.0 million. Under the Repurchase Program, we may repurchase stock in the open market or as otherwise determined by us. These authorizations have no expiration dates, although they may be suspended or terminated at any time. Our shares repurchased for the quarter ended June 30, 2012 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2012 through April 30, 2012	221,200	$46.79	221,200	$257,504
May 1, 2012 through May 31, 2012	543,443	$47.95	543,443	$231,449
June 1, 2012 through June 30, 2012	669,025	$47.40	669,025	$199,737

	1,433,668		1,433,668

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: July 31, 2012	By:	/s/ Mark V. Anquillare
Mark V. Anquillare Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Verisk Analytics, Inc. 2012 Employee Stock Purchase Plan, as amended*

*	Filed herewith.