Form 10-Q
period 2012-09-30
Verisk Analytics, Inc.
filed 2012-10-30
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2012, there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	166,798,524

Verisk Analytics, Inc.

Index to Form 10-Q

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

	2012 (unaudited)	2011
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$97,770	$191,603
Available-for-sale securities	4,895	5,066
Accounts receivable, net of allowance for doubtful accounts as of September 30, 2012 and December 31, 2011 of $4,203 and $4,158, respectively	175,520	153,339
Prepaid expenses	25,387	21,905
Deferred income taxes, net	15,614	3,818
Federal and foreign income taxes receivable	8,538	25,242
State and local income taxes receivable	—	11,433
Other current assets	33,613	41,248

Total current assets	361,337	453,654
Noncurrent assets:
Fixed assets, net	144,799	119,411
Intangible assets, net	530,023	226,424
Goodwill	1,220,384	709,944
Deferred income taxes, net	—	10,480
Other assets	46,890	21,193

Total assets	$2,303,433	$1,541,106

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$176,464	$162,992
Acquisition related liabilities	—	250
Short-term debt and current portion of long-term debt	265,794	5,554
Pension and postretirement benefits, current	2,912	4,012
Fees received in advance	219,800	176,842
State and local income taxes payable	3,287	—

Total current liabilities	668,257	349,650
Noncurrent liabilities:
Long-term debt	1,301,683	1,100,332
Pension benefits	22,522	109,161
Postretirement benefits	5,369	18,587
Deferred income taxes, net	80,755	—
Other liabilities	82,799	61,866

Total liabilities	2,161,385	1,639,596

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 166,259,163 and 164,285,227 outstanding as of September 30, 2012 and December 31, 2011, respectively	137	137
Unearned KSOP contributions	(544)	(691)
Additional paid-in capital	991,739	874,808
Treasury stock, at cost, 377,743,875 and 379,717,811 shares as of September 30, 2012 and December 31, 2011, respectively	(1,579,859)	(1,471,042)
Retained earnings	807,428	576,585
Accumulated other comprehensive losses	(76,853)	(78,287)

Total stockholders’ equity (deficit)	142,048	(98,490)

Total liabilities and stockholders’ equity (deficit)	$2,303,433	$1,541,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For The Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except for share and per share data)
Revenues (including amounts from related parties of $0 and $4,699 for the three months ended September 30, 2012 and 2011 and $0 and $13,882 for the nine months ended September 30, 2012 and 2011, respectively) (1)	$398,863	$340,098	$1,118,590	$980,247

Expenses:
Cost of revenues (exclusive of items shown separately below)	156,749	137,619	437,153	393,360
Selling, general and administrative	58,707	51,475	175,159	156,640
Depreciation and amortization of fixed assets	12,714	10,798	37,448	32,958
Amortization of intangible assets	15,442	8,797	36,216	26,129
Acquisition related liabilities adjustment	—	—	—	(3,364)

Total expenses	243,612	208,689	685,976	605,723

Operating income	155,251	131,409	432,614	374,524

Other income (expense):
Investment income	136	99	397	99
Realized (loss) gain on securities, net	(638)	(86)	(338)	401
Interest expense	(18,133)	(14,593)	(51,895)	(39,093)

Total other expense, net	(18,635)	(14,580)	(51,836)	(38,593)

Income before income taxes	136,616	116,829	380,778	335,931
Provision for income taxes	(53,705)	(45,842)	(149,935)	(133,491)

Net income	$82,911	$70,987	$230,843	$202,440

Basic net income per share	$0.50	$0.43	$1.39	$1.21

Diluted net income per share	$0.48	$0.41	$1.34	$1.16

Weighted average shares outstanding:
Basic	165,978,080	164,195,325	165,587,027	166,728,786

Diluted	171,660,543	171,169,658	171,637,571	174,255,965

(1)	See Note 13. Related Parties for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For The Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$82,911	$70,987	$230,843	$202,440

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on investments	96	(290)	(217)	(542)
Unrealized foreign currency gain (loss)	4	(555)	(130)	18
Pension and postretirement unfunded liability adjustment	401	697	1,781	2,671

Total other comprehensive income (loss)	501	(148)	1,434	2,147

Comprehensive income	$83,412	$70,839	$232,277	$204,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For The Year Ended December 31, 2011 and The Nine Months Ended September 30, 2012

									Accumulated
					Unearned	Additional			Other	Total
	Common Stock Issued				KSOP	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Class A	Class B (Series 1)	Class B (Series 2)	Par Value	Contributions	Capital	Stock	Earnings	Losses	Equity (Deficit)
	(In thousands, except for share data)
Balance, December 31, 2010	150,179,126	198,327,962	193,665,008	$135	$(988)	$754,708	$(1,106,321)	$293,827	$(55,803)	$(114,442)
Net income	—	—	—	—	—	—	—	282,758	—	282,758
Other comprehensive loss	—	—	—	—	—	—	—	—	(22,484)	(22,484)
Conversion of Class B (Series 1) common stock	198,327,962	(198,327,962)	—	—	—	—	—	—	—	—
Conversion of Class B (Series 2) common stock	193,665,008	—	(193,665,008)	—	—	—	—	—	—	—
Treasury stock acquired—Class A (11,326,624 shares)	—	—	—	—	—	—	(380,710)	—	—	(380,710)
KSOP shares earned	—	—	—	—	297	12,318	—	—	—	12,615
Stock options exercised, including tax benefit of $57,684 (3,716,165 shares reissued from treasury stock)	1,830,942	—	—	2	—	85,051	15,978	—	—	101,031
Stock based compensation	—	—	—	—	—	22,656	—	—	—	22,656
Other stock issuances	—	—	—	—	—	75	11	—	—	86

Balance, December 31, 2011	544,003,038	—	—	137	(691)	874,808	(1,471,042)	576,585	(78,287)	(98,490)
Net income	—	—	—	—	—	—	—	230,843	—	230,843
Other comprehensive income	—	—	—	—	—	—	—	—	1,434	1,434
Treasury stock acquired—Class A (2,776,655 shares)	—	—	—	—	—	—	(127,826)	—	—	(127,826)
KSOP shares earned	—	—	—	—	147	9,334	—	—	—	9,481
Stock options exercised, including tax benefit of $63,461 (4,750,591 shares reissued from treasury stock)	—	—	—	—	—	88,081	18,989	—	—	107,070
Stock based compensation	—	—	—	—	—	19,303	—	—	—	19,303
Other stock issuances	—	—	—	—	—	213	20	—	—	233

Balance, September 30, 2012	544,003,038	—	—	$137	$(544)	$991,739	$(1,579,859)	$807,428	$(76,853)	$142,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For The Nine Months Ended September 30, 2012 and 2011

	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$230,843	$202,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	37,448	32,958
Amortization of intangible assets	36,216	26,129
Amortization of debt issuance costs and original issue discount	1,649	1,206
Allowance for doubtful accounts	576	852
KSOP compensation expense	9,481	9,630
Stock based compensation	19,303	17,288
Noncash charges associated with performance-based appreciation awards	—	627
Acquisition related liabilities adjustment	—	(3,364)
Realized loss (gain) on securities, net	338	(401)
Deferred income taxes	(526)	(2,083)
Loss on disposal of assets	88	635
Excess tax benefits from exercised stock options	(55,056)	(5,470)
Other operating	215	133
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,026)	(24,445)
Prepaid expenses and other assets	7,126	(3,229)
Federal and foreign income taxes	84,621	48,925
State and local income taxes	14,887	5,382
Accounts payable and accrued liabilities	3,168	12,509
Fees received in advance	39,588	24,841
Pension and postretirement benefits	(97,809)	(15,216)
Other liabilities	(8,133)	(5,593)

Net cash provided by operating activities	320,997	323,754

Cash flows from investing activities:
Acquisitions, net of cash acquired for 2012 and 2011 of $36,113 and $590, respectively	(743,091)	(121,721)
Purchase of non-controlling equity investment in non-public companies	(2,000)	—
Earnout payments	(250)	(3,500)
Escrow funding associated with acquisitions	(37,800)	(19,560)
Purchases of fixed assets	(55,724)	(41,925)
Purchases of available-for-sale securities	(1,317)	(1,422)
Proceeds from sales and maturities of available-for-sale securities	1,478	1,722

Net cash used in investing activities	(838,704)	(186,406)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	347,224	448,956
Repayment of current portion of long-term debt	—	(125,000)
Repayment of short-term debt refinanced on a long-term basis	(347,224)	(295,000)
Proceeds from issuance of short-term debt with original maturities greater than three months	—	120,000
Proceeds from short-term debt, net	462,224	22,311
Payment of debt issuance costs	(3,623)	(4,542)
Repurchase of Class A common stock	(128,073)	(340,122)
Proceeds from stock options exercised	43,571	28,433
Excess tax benefits from exercised stock options	55,056	5,470
Other financing, net	(5,151)	—

Net cash provided by (used in) financing activities	424,004	(139,494)

Effect of exchange rate changes	(130)	18

Decrease in cash and cash equivalents	(93,833)	(2,128)
Cash and cash equivalents, beginning of period	191,603	54,974

Cash and cash equivalents, end of period	$97,770	$52,846

Supplemental disclosures:
Taxes paid	$51,017	$82,526

Interest paid	$41,431	$25,876

Noncash investing and financing activities:
Repurchase of Class A common stock included in accounts payable and accrued liabilities	$953	$2,244

Deferred tax (liability) asset established on date of acquisition	$(78,832)	$1,280

Capital lease obligations	$3,544	$7,683

Capital expenditures included in accounts payable and accrued liabilities	$998	$778

Increase in goodwill due to acquisition related escrow distributions	$4,128	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except for share and per share data, unless otherwise stated)

1. Organization:

Verisk Analytics, Inc. and its consolidated subsidiaries (“Verisk” or the “Company”) enable risk-bearing businesses to better understand and manage their risks. The Company provides its customers proprietary data that, combined with analytic methods, create embedded decision support solutions. The Company is one of the largest aggregators and providers of data pertaining to property and casualty (“P&C”) insurance risks in the United States of America (“U.S.”). The Company offers solutions for detecting fraud in the U.S. P&C insurance, mortgage, financial services, and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to supply chain to health insurance. The Company provides solutions, including data, statistical models or tailored analytics, all designed to allow clients to make more logical decisions.

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

The condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2012 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (“ASU No. 2012-02”). Under ASU No. 2012-02, an entity has an option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company has elected not to early adopt. ASU 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements as the Company has incorporated and will continue to incorporate consideration of qualitative factors in the indefinite-lived intangible asset impairment testing.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”). Under ASU No. 2011-05, an entity has an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU No. 2011-05 was adopted by the Company on January 1, 2012 and did not have a material impact on the Company’s condensed consolidated financial statements.

3. Investments:

The following is a summary of available-for-sale securities:

		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value
September 30, 2012
Registered investment companies	$4,812	$83	$—	$4,895

Total available-for-sale securities	$4,812	$83	$—	$4,895

December 31, 2011
Registered investment companies	$4,618	$439	$—	$5,057
Equity securities	14	—	(5)	9

Total available-for-sale securities	$4,632	$439	$(5)	$5,066

In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with Accounting Standards Codification (“ASC”) 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At September 30, 2012 and December 31, 2011, the carrying value of such securities was $4,764 and $3,443, respectively, and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.

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

The following table provides information for such assets and liabilities as of September 30, 2012 and December 31, 2011. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term maturity of these instruments. The short-term debt would be a Level 2 liability if it was measured at fair value on the condensed consolidated balance sheets. The fair value of the Company’s long-term debt was estimated at $1,584,181 and $1,181,788 as of September 30, 2012 and December 31, 2011, respectively, and would be a Level 2 liability if the long-term debt was measured at fair value on the condensed consolidated balance sheets. The long-term debt is based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. These assets and liabilities are not presented in the following table.

		Quoted Prices
		in Active Markets	Significant Other
		for Identical	Observable
	Total	Assets (Level 1)	Inputs (Level 2)
September 30, 2012
Cash equivalents—money-market funds	$1,210	$—	$1,210
Registered investment companies (1)	$4,895	$4,895	$—

December 31, 2011
Cash equivalents—money-market funds	$2,449	$—	$2,449
Registered investment companies (1)	$5,057	$5,057	$—
Equity securities (1)	$9	$9	$—

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

5. Acquisitions:

2012 Acquisitions

On August 31, 2012, the Company acquired Argus Information & Advisory Services, LLC (“Argus”), a provider of information, competitive benchmarking, scoring solutions, analytics, and customized services to financial institutions and regulators in North America, Latin America, and Europe, for a net cash purchase price of approximately $404,995 and funded $20,000 of indemnity escrows. Within the Company’s Decision Analytics segment, this acquisition enhances the Company’s position as a provider of data, analytics, and decision-support solutions to financial institutions globally.

On July 2, 2012, the Company acquired the net assets of Aspect Loss Prevention, LLC (“ALP”), a provider of loss prevention and analytic solutions to the retail, entertainment, and food industries, for a net cash purchase price of approximately $6,917 and funded $800 of indemnity escrows. Within the Company’s Decision Analytics segment, ALP further advances the Company’s position as a provider of data, analytics, and decision-support solutions.

On March 30, 2012, the Company acquired 100% of the stock of MediConnect Global, Inc. (“MediConnect”), a service provider of medical record retrieval, digitization, coding, extraction, and analysis, for a net cash purchase price of approximately $331,405 and funded $17,000 of indemnity escrows. Within the Company’s Decision Analytics segment, MediConnect further supports the Company’s objective as the leading provider of data, analytics, and decision-support solutions to the healthcare and property casualty industry.

The preliminary purchase price allocations of the acquisitions resulted in the following:

	MediConnect	ALP	Argus	Total
Accounts receivable	$7,077	$489	$12,165	$19,731
Current assets	14,918	—	568	15,486
Fixed assets	1,075	28	4,994	6,097
Intangible assets	157,905	5,736	176,174	339,815
Goodwill	223,982	2,228	279,228	505,438
Other assets	17,087	801	20,000	37,888

Total assets acquired	422,044	9,282	493,129	924,455

Current liabilities	3,005	756	9,660	13,421
Other liabilities	70,634	809	58,474	129,917

Total liabilities assumed	73,639	1,565	68,134	143,338

Net assets acquired	$348,405	$7,717	$424,995	$781,117

The amounts assigned to intangible assets by type for the current year acquisitions are summarized in the table below:

	Weighted Average Useful Life	MediConnect	ALP	Argus	Total
Technology-based	10 years	$43,110	$1,225	$27,715	$72,050
Marketing-related	6 years	14,782	253	11,671	26,706
Customer-related	15 years	100,013	4,258	136,788	241,059

Total intangible assets	13 years	$157,905	$5,736	$176,174	$339,815

The allocations of the purchase prices (noted within the tables above) are all subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have an impact on the consolidated financial statements. The allocations of the purchase prices will be finalized once all information is obtained, but not to exceed one year from the acquisition dates.

The goodwill associated with the stock purchase of MediConnect is not deductible for tax purposes; whereas the goodwill associated with the asset purchase of ALP is deductible for tax purposes. The goodwill associated with the acquisition of Argus is partially deductible for income tax purposes as approximately 47% of the net cash purchase price represented an asset purchase. For the three and nine months ended September 30, 2012, the Company incurred transaction costs related to these acquisition of $681 and $1,508, respectively, included within “Selling, general and administrative” expenses in the accompanying condensed consolidated statements of operations.

Supplemental information on an unaudited pro forma basis is presented below as if the acquisitions of MediConnect and Argus occurred at the beginning of the year 2011. The pro forma information for the nine months ended September 30, 2012 and 2011 presented below is based on estimates and assumptions, which the Company believes are reasonable and not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had these acquisitions been completed at the beginning of 2011. The unaudited pro forma information includes intangible asset amortization charges and incremental borrowing costs as a result of the acquisitions, net of related tax, estimated using the Company’s effective tax rate for continuing operations for the periods.

	For the Nine Months Ended September 30,
	2012	2011
	(unaudited)
Pro forma revenues	$1,173,420	$1,052,193
Pro forma net income	$222,840	$183,666
Pro forma basic income per share	$1.35	$1.10
Pro forma diluted income per share	$1.30	$1.05

2011 Acquisitions

On June 17, 2011, the Company acquired the net assets of Health Risk Partners, LLC (“HRP”), a provider of solutions to optimize revenue, ensure compliance and improve quality of care for Medicare Advantage and Medicaid health plans, for a net cash purchase price of approximately $46,400 and funded $3,000 of indemnity escrows and $10,000 of contingency escrows. Within the Company’s Decision Analytics segment, this acquisition further advances the Company’s position as a major provider of data, analytics, and decision-support solutions to the healthcare market.

On April 27, 2011, the Company acquired 100% of the stock of Bloodhound Technologies, Inc. (“Bloodhound”), a provider of real-time pre-adjudication medical claims editing, for a net cash purchase price of approximately $75,321 and funded $6,560 of indemnity escrows. Within the Company’s Decision Analytics segment, Bloodhound addresses the need of healthcare payers to control fraud and waste in a real-time claims-processing environment, and these capabilities align with the Company’s existing fraud identification tools in the healthcare market.

The goodwill associated with Bloodhound is not deductible for tax purposes; whereas the goodwill associated with HRP is deductible for tax purposes as this was an asset purchase rather than a stock purchase. For the three and nine months ended September 30, 2012, the Company incurred no transaction costs related to these acquisitions. In accordance with ASC 805, the allocation of the purchase prices for HRP and Bloodhound was revised during the measurement period. Refer to Note 6. Goodwill and Intangible Assets for further discussion.

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payments. At September 30, 2012 and December 31, 2011, the current portion of the escrows amounted to $31,072 and $36,967, and the noncurrent portion of the escrow amounted to $25,800 and $4,508, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets, respectively.

6. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2011 through September 30, 2012, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2011 (1)	$27,908	$682,036	$709,944
Current year acquisitions	—	467,638	467,638
Acquisition related escrow funding	—	37,800	37,800
Purchase accounting reclassifications	—	874	874
Finalization of acquisition related escrows	—	4,128	4,128

Goodwill at September 30, 2012 (1)	$27,908	$1,192,476	$1,220,384

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to January 1, 2009.

The Company finalized the purchase accounting for the acquisitions of HRP and Bloodhound during the quarter ended June 30, 2012. The Company’s purchase accounting reclassifications primarily related to the finalization of HRP and Bloodhound resulted in an increase in goodwill of $836, and an increase in liabilities of $1,233, an increase in other assets of $882 and a decrease in fixed assets of $226. The impact of these adjustments on the consolidated statements of operations for the nine months ended September 30, 2012 and 2011 was immaterial.

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

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
September 30, 2012
Technology-based	8 years	$307,704	$(171,510)	$136,194
Marketing-related	6 years	75,476	(38,125)	37,351
Contract-based	6 years	6,555	(6,555)	—
Customer-related	14 years	414,283	(57,805)	356,478

Total intangible assets		$804,018	$(273,995)	$530,023

December 31, 2011
Technology-based	7 years	$235,654	$(155,333)	$80,321
Marketing-related	5 years	48,770	(33,190)	15,580
Contract-based	6 years	6,555	(6,482)	73
Customer-related	13 years	173,224	(42,774)	130,450

Total intangible assets		$464,203	$(237,779)	$226,424

Consolidated amortization expense related to intangible assets for the three months ended September 30, 2012 and 2011, was $15,442 and $8,797, respectively. Consolidated amortization expense related to intangible assets for the nine months ended September 30, 2012 and 2011, was $36,216 and $26,129, respectively. Estimated amortization expense in future periods through 2017 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2012	$16,777
2013	62,889
2014	54,858
2015	50,475
2016	48,914
2017 and Thereafter	296,110

$530,023

7. Income Taxes:

The Company’s effective tax rate for the three and nine months ended September 30, 2012 was 39.31% and 39.38%, respectively, compared to the effective tax rate for the three and nine months ended September 30, 2011 of 39.24% and 39.74%, respectively. The effective tax rate for the nine months ended September 30, 2012 is lower than the September 30, 2011 effective tax rate primarily due to the continued execution of tax planning strategies. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and non-deductible share appreciation from the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”).

8. Debt:

The following table presents short-term and long-term debt by issuance:

	Issuance	Maturity	September 30,	December 31,
	Date	Date	2012	2011
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$115,000	$—
Prudential senior notes:
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	—
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	—
Aviva Investors senior notes:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	—
Principal senior notes:
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	—
Capital lease obligations and other	Various	Various	5,794	5,554

Short-term debt and current portion of long-term debt			265,794	5,554

Long-term debt:
Verisk senior notes:
5.800% senior notes, less unamortized discount of $888 and $967 as of September 30, 2012 and December 31, 2011, respectively	4/6/2011	5/1/2021	449,112	449,033
4.875% senior notes, less unamortized discount of $2,122 and $2,376 as of September 30, 2012 and December 31, 2011, respectively	12/8/2011	1/15/2019	247,878	247,624
4.125% senior notes, less unamortized discount of $2,762 and $0 as of September 30, 2012 and December 31, 2011, respectively	9/12/2012	9/12/2022	347,238	—
Prudential senior notes:
6.13% Series G senior notes	8/8/2006	8/8/2013	—	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	—	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Principal senior notes:
6.16% Series B senior notes	8/8/2006	8/8/2013	—	25,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Aviva Investors senior notes:
6.46% Series A senior notes	4/27/2009	4/27/2013	—	30,000
Capital lease obligations and other	Various	Various	2,455	3,675

Long-term debt			1,301,683	1,100,332

Total debt			$1,567,477	$1,105,886

On September 12, 2012, the Company completed an issuance of senior notes in the aggregate principal amount of $350,000. These senior notes are due on September 12, 2022 and accrue interest at a rate of 4.125%. The Company received net proceeds of $344,950 after deducting original issue discount, underwriting discount, and commissions of $5,050. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our syndicated revolving credit facility or any amendment, refinancing or replacement thereof (See Note 15. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries for further information). Interest will be payable semi-annually on March 12 and September 12 of each year, beginning on March 12, 2013. Interest accrues from September 12, 2012. The debt issuance costs will be amortized from the date of issuance to the maturity date. The senior notes rank equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. However, the senior notes are structurally subordinated to the indebtedness of any of the subsidiaries that do not guarantee the notes and are effectively subordinated to any future secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees of the senior notes rank equally and ratably in right of payment with all other existing and future unsecured and unsubordinated indebtedness of the guarantors, and senior in right of payment to all future subordinated indebtedness of the guarantors. Because the guarantees of the notes are not secured, such guarantees will be effectively subordinated to any existing and future secured indebtedness of the applicable guarantor to the extent of the value of the collateral securing that indebtedness. The indenture governing the senior notes contains certain covenants that restrict the ability of the Company and its subsidiaries to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of its assets, or merge with or into, any other person or entity, in each case, subject to exceptions and qualifications described in the indenture. In addition, the indenture provides that upon a change of control event, the holders of the notes have the right to require the Company to repurchase all or any part of such holder’s notes at a purchase price in cash equal to 101% of the principal amount of the notes plus accrued and unpaid interest, if any, to the date of repurchase.

On September 28, 2012, the Company amended its committed senior unsecured Syndicated Revolving Credit Facility (the “Credit Facility”) with Bank of America N.A., JPMorgan Chase Bank N.A., and a syndicate of banks to increase the borrowing capacity under the Credit Facility from $725,000 to $850,000, extend the maturity date from October 24, 2016 to October 24, 2017 and increase the maximum Consolidated Funded Debt Leverage Ratio from 3.25-to-1.0 to 3.50-to-1.0. As of September 30, 2012, the Company has an available borrowing capacity of $735,000 under the Credit Facility. Borrowings may be used for general corporate purposes, including working capital and capital expenditures, acquisitions and share repurchase programs. As of September 30, 2012 and December 31, 2011, the Company had $115,000 and $0, respectively, outstanding under the Credit Facility.

9. Stockholders’ Equity (Deficit):

The Company has 1,200,000,000 shares of authorized Class A common shares. The Class A common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all eleven members of the board of directors.

Share Repurchase Program

The Company has authorized repurchases of up to $900,000 of its common stock through its share repurchase program (the “Repurchase Program”) and as of September 30, 2012, the Company had $178,951 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2009 Equity Incentive Plan (the “Incentive Plan”) and the ISO 1996 Incentive Plan (the “Option Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.

During the nine months ended September 30, 2012, the Company repurchased 2,776,655 shares of Class A common stock as part of this program at a weighted average price of $46.04 per share. The Company utilized cash from operations and the proceeds from its senior notes and syndicated revolving credit facility to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $953 in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheets for those purchases that have not settled as of September 30, 2012.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator used in basic and diluted EPS:
Net income	$82,911	$70,987	$230,843	$202,440

Denominator:
Weighted average number of common shares used in basic EPS	165,978,080	164,195,325	165,587,027	166,728,786
Effect of dilutive shares:
Potential Class A common shares issuable from stock options and stock awards	5,682,463	6,974,333	6,050,544	7,527,179

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	171,660,543	171,169,658	171,637,571	174,255,965

Basic net income per share	$0.50	$0.43	$1.39	$1.21

Diluted net income per share	$0.48	$0.41	$1.34	$1.16

The potential shares of common stock that were excluded from diluted EPS were 932,045 and 1,555,507 for the nine months ended September 30, 2012 and 2011, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses:

	September 30,	December 31,
	2012	2011
Unrealized gains on investments, net of tax	$52	$269
Unrealized foreign currency losses	(1,105)	(975)
Pension and postretirement unfunded liability adjustment, net of tax	(75,800)	(77,581)

Accumulated other comprehensive losses	$(76,853)	$(78,287)

10. Equity Compensation Plans:

All of the Company’s granted equity awards, including outstanding stock options and restricted stock, are covered under the Incentive Plan or the Option Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the Incentive Plan. On July 1, 2011, the Company began issuing Class A common stock under these plans from the Company’s treasury shares. Cash received from stock option exercises for the nine months ended September 30, 2012 and 2011 was $43,571 and $28,433, respectively. During the three months ended September 30, 2012, the Company granted 4,777 shares of Class A common stock, 36,697 nonqualified stock options that were immediately vested and 96,750 nonqualified stock options with a one year service vesting period, to the directors of the Company. These options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date and a ten year contractual term. As of September 30, 2012, there were 5,770,689 shares of Class A common stock reserved and available for future issuance under the plans.

During the nine months ended September 30, 2012, the Company granted 810,568 nonqualified stock options and 236,280 shares of restricted stock to key employees. The nonqualified stock options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. The restricted stock is valued at the closing price of the Company’s Class A common stock on the grant date and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the periods in which the restrictions lapse. The restricted stock is not assignable or transferrable until it becomes vested.

The fair value of the stock options granted during the nine months ended September 30, 2012 and 2011 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2012	2011
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	32.25%	30.44%
Risk-free interest rate	0.90%	2.21%
Expected term in years	4.6	5.1
Dividend yield	0.00%	0.00%
Weighted average grant date fair value per stock option	$13.59	$10.42

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

A summary of options outstanding under the Incentive Plan and the Option Plan as of December 31, 2011 and September 30, 2012 and changes during the interim period is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	18,896,405	$16.55	$445,510

Granted	944,015	$47.33
Exercised	(4,707,394)	$7.33	$178,912

Cancelled or expired	(309,840)	$14.81

Outstanding at September 30, 2012	14,823,186	$20.87	$396,444

Options exercisable at September 30, 2012	9,603,360	$16.58	$297,975

Options exercisable at December 31, 2011	12,153,311	$12.35	$337,647

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2012 was $396,444 and $297,975, respectively. In accordance with ASC 718, Stock Compensation, excess tax benefit from exercised stock options is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the nine months ended September 30, 2012 and 2011, the Company recorded excess tax benefit from stock options exercised of $63,461 and $35,643, respectively. The Company realized $55,056 and $5,470 of tax benefit within the Company’s quarterly tax payments through September 30, 2012 and 2011, respectively.

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

A summary of the status of the restricted stock awarded under the Incentive Plan as of December 31, 2011 and September 30, 2012 and changes during the interim period is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	145,634	$33.32
Granted	236,280	$47.04
Vested	(37,632)	$33.44
Forfeited	(6,518)	$40.62

Outstanding at September 30, 2012	337,764	$42.74

As of September 30, 2012, there was $43,274 of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the Incentive Plan and the Option Plan. That cost is expected to be recognized over a weighted average period of 2.57 years. As of September 30, 2012, there were 5,219,826 and 337,764 nonvested stock options and restricted stock, respectively, of which 4,611,326 and 287,434 are expected to vest. The total grant date fair value of options vested during the nine months ended September 30, 2012 and 2011 was $15,559 and $15,385, respectively. The total grant date fair value of restricted stock vested during the nine months ended September 30, 2012 and 2011 was $2,227 and $604, respectively.

On May 16, 2012, the Company’s stockholders approved the implementation of an employee stock purchase plan (“ESPP”). The ESPP commenced on October 1, 2012 and offers eligible employees the opportunity to authorize payroll deductions of up to 20.00% of their regular base salary and up to 50.00% of their short-term incentive compensation, both of which in total may not exceed $25 in any calendar year, to purchase shares of the Company’s Class A common stock at a 5.00% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.00% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features.

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

The components of net periodic benefit (credit) cost and the amounts recognized in other comprehensive income for the three and nine months ended September 30, 2012 and 2011 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$—	$1,590	$—	$—
Interest cost	4,903	5,442	175	251
Expected return on plan assets	(7,277)	(6,449)	(120)	—
Amortization of prior service credit	—	(200)	(38)	(37)
Amortization of net actuarial loss	632	1,384	138	163

Net periodic benefit (credit) cost	$(1,742)	$1,767	$155	$377

Employer contributions	$104	$6,489	$5,913	$1,125

	For the Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$282	$4,771	$—	$—
Interest cost	14,940	16,280	525	753
Expected return on plan assets	(21,624)	(19,348)	(240)	—
Curtailment gain	(779)	—	—	—
Amortization of prior service credit	(133)	(601)	(113)	(109)
Amortization of net actuarial loss	2,983	4,199	413	489

Net periodic benefit (credit) cost	$(4,331)	$5,301	$585	$1,133

Employer contributions	$79,459	$19,144	$15,565	$2,507

In March 2012, the Company established a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The Company contributed $5,000 and $13,500 to the VEBA Plan for the three and nine months ended September 30, 2012, respectively. The contribution to the Postretirement Plan for the remaining quarter for the year ending December 31, 2012 is expected to be consistent with this quarter. In addition, in April 2012, the Company completed a voluntary prefunding to the Pension Plan of $72,000, which resulted in a total contribution of $78,837 for the year, of which $28,206 was the minimum contribution requirement for 2012. Since the Company has fulfilled the minimum contribution requirement for the year ending December 31, 2012, the Company does not expect to make any further contribution to the Pension Plan.

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

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. In the second quarter of 2012, the Company changed its definition of EBITDA such that it only reflects the definition noted and no longer excludes investment income (loss) and realized gain (loss) on securities, net, for all periods presented. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1.00% or more of the Company’s consolidated revenue for either the three and nine months ended September 30, 2012 or 2011. No individual country outside of the U.S. accounted for 1.00% or more of total consolidated long-term assets as of September 30, 2012 or December 31, 2011.

The following table provides the Company’s revenue and operating income by reportable segment for the three and nine months ended September 30, 2012 and 2011, as well as reconciliations to income before income taxes for all periods presented in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2012			September 30, 2011
	Decision	Risk		Decision	Risk
	Analytics	Assessment	Total	Analytics	Assessment	Total
Revenues	$254,996	$143,867	$398,863	$200,121	$139,977	$340,098
Expenses:
Cost of revenues (exclusive of items shown separately below)	111,709	45,040	156,749	88,410	49,209	137,619
Selling, general and administrative	38,971	19,736	58,707	31,410	20,065	51,475
Acquisition related liabilities adjustment	—	—	—	—	—	—
Investment income and realized loss (gain) on securities, net	—	502	502	—	(13)	(13)

EBITDA	104,316	78,589	182,905	80,301	70,716	151,017
Depreciation and amortization of fixed assets	9,436	3,278	12,714	7,444	3,354	10,798
Amortization of intangible assets	15,442	—	15,442	8,760	37	8,797
Investment income and realized (loss) gain on securities, net	—	(502)	(502)	—	13	13

Operating income	$79,438	$75,813	155,251	$64,097	$67,312	131,409

Investment income and realized (loss) gain on securities, net			(502)			13
Interest expense			(18,133)			(14,593)

Income before income taxes			$136,616			$116,829

Capital expenditures, including noncash purchases of fixed assets and capital lease obligations	$15,715	$3,112	$18,827	$11,778	$2,117	$13,895

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2012			September 30, 2011
	Decision	Risk		Decision	Risk
	Analytics	Assessment	Total	Analytics	Assessment	Total
Revenues	$685,565	$433,025	$1,118,590	$559,197	$421,050	$980,247
Expenses:
Cost of revenues (exclusive of items shown separately below)	301,376	135,777	437,153	247,841	145,519	393,360
Selling, general and administrative	112,910	62,249	175,159	94,103	62,537	156,640
Acquisition related liabilities adjustment	—	—	—	(3,364)	—	(3,364)
Investment income and realized loss (gain) on securities, net	—	(59)	(59)	—	(500)	(500)

EBITDA	271,279	235,058	506,337	220,617	213,494	434,111
Depreciation and amortization of fixed assets	26,942	10,506	37,448	21,756	11,202	32,958
Amortization of intangible assets	36,216	—	36,216	26,020	109	26,129
Investment income and realized (loss) gain on securities, net	—	59	59	—	500	500

Operating income	$208,121	$224,493	432,614	$172,841	$201,683	374,524

Investment income and realized (loss) gain on securities, net			59			500
Interest expense			(51,895)			(39,093)

Income before income taxes			$380,778			$335,931

Capital expenditures, including noncash purchases of fixed assets and capital lease obligations	$45,372	$11,457	$56,829	$39,342	$8,906	$48,248

Operating segment revenue by type of service is provided below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Decision Analytics:
Insurance	$126,301	$116,281	$364,847	$333,915
Mortgage and financial services	37,960	34,272	107,534	102,611
Healthcare	69,324	30,277	150,153	65,216
Specialized markets	21,411	19,291	63,031	57,455

Total Decision Analytics	254,996	200,121	685,565	559,197

Risk Assessment:
Industry-standard insurance programs	98,270	92,894	295,414	278,140
Property-specific rating and underwriting information	31,415	33,107	96,431	102,621
Statistical agency and data services	8,056	7,888	23,910	23,263
Actuarial services	6,126	6,088	17,270	17,026

Total Risk Assessment	143,867	139,977	433,025	421,050

Total revenues	$398,863	$340,098	$1,118,590	$980,247

13. Related Parties:

The Company considers its stockholders that own more than 5.00% of the outstanding stock within a respective class to be related parties as defined within ASC 850, Related Party Disclosures. In 2011, all of the Company’s outstanding Class B (Series 1) and Class B (Series 2) shares converted to Class A. As a result of the conversion, the Company had no related parties owning more than 5.00% of a class of stock as of September 30, 2012.

At September 30, 2011, there were three Class A and five Class B stockholders, each owning more than 5.00% of the respective outstanding class. The Company had revenues from related parties for the three months ended September 30, 2012 and 2011 of $0 and $4,699, respectively, and revenues of $0 and $13,882 for the nine months ended September 30, 2012 and 2011, respectively.

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

Citizens Insurance Litigation

On February 28, 2012, the Company was served with a complaint filed in the Florida State Circuit Court for Pasco County naming Citizens Property Insurance Corporation (“Citizens”) and the Company’s Xactware subsidiary. The complaint alleged a class action seeking declaratory and injunctive relief against defendants and was brought on behalf of “all individuals who have purchased a new or renewed a property casualty insurance policy from Citizens” where Citizens used Xactware’s 360Value product to determine replacement value of the property. On March 12, 2012, plaintiffs served their First Amended Complaint on Xactware additionally alleging that: (1) Citizens and Xactware knowingly made false statements to the plaintiff class concerning their properties’ replacement cost values; (2) fraud against Xactware based on its alleged misrepresentation of the replacement value of plaintiffs’ properties; (3) conspiracy against Citizens and Xactware based on their alleged artificial inflation of the value of plaintiffs’ properties; and (4) products liability against Xactware, claiming Xactware defectively designed 360Value as used in the Florida insurance market. The First Amended Complaint sought declaratory and injunctive relief, as well as unspecified monetary damages alleged to be in excess of $1,000 for the class. On May 31, 2012 plaintiff served his Second Amended Complaint which no longer alleges a class action, but continues to allege: (1) that Citizens and Xactware artificially inflated the replacement cost value of plaintiff’s property using 360Value; (2) fraud by Xactware; (3) a conspiracy between Citizens and Xactware; and (4) products liability against Xactware. The Second Amended Complaint similarly seeks declaratory and injunctive relief as well as damages representing the difference between the premium plaintiff paid to Citizens using 360Value and what the premium should have been if Citizens used an accurate replacement cost value for plaintiff’s property. Defendants’ motion to transfer was granted and the case was transferred to Leon County Circuit on September 17, 2012.

At this time it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

Intellicorp Records, Inc. Litigation

On April 20, 2012, the Company was served with a complaint filed in Alameda County Superior Court in California naming the Company’s subsidiary Intellicorp Records, Inc. titled Jane Roe v. Intellicorp Records, Inc. et al. The complaint alleged a nationwide putative class action on behalf of all persons who have been the subject of a consumer report furnished to a third party by Intellicorp for employment purposes and whose report contained any negative public record of criminal arrest, charge or conviction during the 5 years preceding the filing of the action until final resolution. The complaint alleged violations of the Fair Credit Reporting Act and claimed that Intellicorp failed to implement policies and procedures designed to ensure that criminal record information provided to employers is complete and up to date, and failed to notify class members contemporaneously of the fact that criminal record information was being provided to their employers and prospective employers. Intellicorp removed the case to the United States District Court of the Northern District of California. The District Court later granted Intellicorp’s motion to transfer the case, which is now pending in the United States District Court for the Northern District of Ohio. On October 24, 2012 plaintiffs served their First Amended Complaint (the “Complaint”) alleging a nationwide putative class action on behalf of all persons who have been the subject of a consumer report furnished to a third party by Intellicorp for employment purposes and whose report contained any negative public record of criminal arrest, charge or conviction without also disclosing the final disposition of the charges during the 5 years preceding the filing of the action through the date class certification is granted. The Complaint continues to allege the previously alleged violations of the Fair Credit Reporting Act and seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys fees as well as unspecified monetary damages for the named plaintiff.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

15. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

In 2012 and 2011, Verisk Analytics, Inc. (the “Parent Company”) registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent wholly-owned subsidiaries and issued certain other debt securities with full and unconditional and joint and several guarantees by certain of its subsidiaries. Accordingly, presented below is the condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented. Effective as of December 31, 2011, ISO Staff Services, Inc. (“ISOSS”), a guarantor of the senior notes, merged with and into ISO, also a guarantor of the senior notes, pursuant to which ISO was the surviving corporation. By virtue of the merger, ISO expressly assumed all of the obligations of ISOSS, including the guarantee by ISOSS of the senior notes.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

As of September 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$378	$41,459	$55,933	$—	$97,770
Available-for-sale securities	—	4,895	—	—	4,895
Accounts receivable, net of allowance for doubtful accounts of $4,203	—	125,456	50,064	—	175,520
Prepaid expenses	—	22,839	2,548	—	25,387
Deferred income taxes, net	—	2,558	13,056	—	15,614
Federal and foreign income taxes receivable	10,349	7,150	—	(8,961)	8,538
State and local income taxes receivable	806	—	190	(996)	—
Intercompany receivables	375,417	194,718	216,560	(786,695)	—
Other current assets	12,005	12,887	8,721	—	33,613

Total current assets	398,955	411,962	347,072	(796,652)	361,337
Noncurrent assets:
Fixed assets, net	—	117,436	27,363	—	144,799
Intangible assets, net	—	67,140	462,883	—	530,023
Goodwill	—	486,250	734,134	—	1,220,384
Deferred income taxes, net	—	49,557	—	(49,557)	—
Investment in subsidiaries	852,866	900,914	—	(1,753,780)	—
Other assets	14,171	30,661	2,058	—	46,890

Total assets	$1,265,992	$2,063,920	$1,573,510	$(2,599,989)	$2,303,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,434	$103,094	$57,936	$—	$176,464
Short-term debt and current portion of long-term debt	—	265,398	396	—	265,794
Pension and postretirement benefits, current	—	2,912	—	—	2,912
Fees received in advance	—	185,267	34,533	—	219,800
Intercompany payables	64,282	531,164	191,249	(786,695)	—
Federal and foreign income taxes payable	—	—	8,961	(8,961)	—
State and local income taxes payable	—	4,283	—	(996)	3,287

Total current liabilities	79,716	1,092,118	293,075	(796,652)	668,257
Noncurrent liabilities:
Long-term debt	1,044,228	257,388	67	—	1,301,683
Pension and postretirement benefits	—	27,891	—	—	27,891
Deferred income taxes, net	—	—	130,312	(49,557)	80,755
Other liabilities	—	51,406	31,393	—	82,799

Total liabilities	1,123,944	1,428,803	454,847	(846,209)	2,161,385
Total stockholders’ equity	142,048	635,117	1,118,663	(1,753,780)	142,048

Total liabilities and stockholders’ equity	$1,265,992	$2,063,920	$1,573,510	$(2,599,989)	$2,303,433

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$76,238	$76,813	$38,552	$—	$191,603
Available-for-sale securities	—	5,066	—	—	5,066
Accounts receivable, net of allowance for doubtful accounts of $4,158	—	128,214	25,125	—	153,339
Prepaid expenses	—	20,090	1,815	—	21,905
Deferred income taxes, net	—	2,557	1,261	—	3,818
Federal and foreign income taxes receivable	7,905	23,024	—	(5,687)	25,242
State and local income taxes receivable	618	10,392	423	—	11,433
Intercompany receivables	250,177	482,172	147,996	(880,345)	—
Other current assets	—	26,094	15,154	—	41,248

Total current assets	334,938	774,422	230,326	(886,032)	453,654
Noncurrent assets:
Fixed assets, net	—	102,202	17,209	—	119,411
Intangible assets, net	—	81,828	144,596	—	226,424
Goodwill	—	481,736	228,208	—	709,944
Deferred income taxes, net	—	50,267	—	(39,787)	10,480
Investment in subsidiaries	601,380	104,430	—	(705,810)	—
Other assets	6,218	13,059	1,916	—	21,193

Total assets	$942,536	$1,607,944	$622,255	$(1,631,629)	$1,541,106

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,328	$117,759	$38,905	$—	$162,992
Acquisition related liabilities	—	—	250	—	250
Short-term debt and current portion of long-term debt	—	5,161	393	—	5,554
Pension and postretirement benefits, current	—	4,012	—	—	4,012
Fees received in advance	—	152,948	23,894	—	176,842
Intercompany payables	338,041	354,362	187,942	(880,345)	—
Federal and foreign income taxes payable	—	—	5,687	(5,687)	—

Total current liabilities	344,369	634,242	257,071	(886,032)	349,650
Noncurrent liabilities:
Long-term debt	696,657	403,586	89	—	1,100,332
Pension and postretirement benefits	—	127,748	—	—	127,748
Deferred income taxes, net	—	—	39,787	(39,787)	—
Other liabilities	—	58,158	3,708	—	61,866

Total liabilities	1,041,026	1,223,734	300,655	(925,819)	1,639,596
Total stockholders’ (deficit) equity	(98,490)	384,210	321,600	(705,810)	(98,490)

Total liabilities and stockholders’ (deficit) equity	$942,536	$1,607,944	$622,255	$(1,631,629)	$1,541,106

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Three Month Period Ended September 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenues	$—	$322,796	$81,124	$(5,057)	$398,863

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	124,451	34,771	(2,473)	156,749
Selling, general and administrative	—	47,208	14,083	(2,584)	58,707
Depreciation and amortization of fixed assets	—	10,156	2,558	—	12,714
Amortization of intangible assets	—	4,868	10,574	—	15,442

Total expenses	—	186,683	61,986	(5,057)	243,612

Operating income	—	136,113	19,138	—	155,251
Other income (expense):
Investment income	4	48	84	—	136
Realized loss on securities, net	—	(638)	—	—	(638)
Interest expense	(10,669)	(7,452)	(12)	—	(18,133)

Total other (expense) income, net	(10,665)	(8,042)	72	—	(18,635)

(Loss) income before equity in net income of subsidiaries and income taxes	(10,665)	128,071	19,210	—	136,616
Equity in net income of subsidiaries	89,654	12,729	—	(102,383)	—
Provision for income taxes	3,922	(54,752)	(2,875)	—	(53,705)

Net income	$82,911	$86,048	$16,335	$(102,383)	$82,911

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Nine Month Period Ended September 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenues	$—	$949,149	$185,507	$(16,066)	$1,118,590

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	362,603	82,971	(8,421)	437,153
Selling, general and administrative	—	141,747	41,057	(7,645)	175,159
Depreciation and amortization of fixed assets	—	30,524	6,924	—	37,448
Amortization of intangible assets	—	14,688	21,528	—	36,216

Total expenses	—	549,562	152,480	(16,066)	685,976

Operating income	—	399,587	33,027	—	432,614
Other income (expense):
Investment income	40	148	209	—	397
Realized loss on securities, net	—	(338)	—	—	(338)
Interest expense	(30,413)	(21,447)	(35)	—	(51,895)

Total other (expense) income, net	(30,373)	(21,637)	174	—	(51,836)

(Loss) income before equity in net income of subsidiaries and income taxes	(30,373)	377,950	33,201	—	380,778
Equity in net income of subsidiaries	250,061	15,982	—	(266,043)	—
Provision for income taxes	11,155	(151,547)	(9,543)	—	(149,935)

Net income	$230,843	$242,385	$23,658	$(266,043)	$230,843

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Three Month Period Ended September 30, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenues	$—	$300,548	$43,434	$(3,884)	$340,098

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	120,206	19,471	(2,058)	137,619
Selling, general and administrative	—	40,536	12,765	(1,826)	51,475
Depreciation and amortization of fixed assets	—	8,985	1,813	—	10,798
Amortization of intangible assets	—	5,207	3,590	—	8,797

Total expenses	—	174,934	37,639	(3,884)	208,689

Operating income	—	125,614	5,795	—	131,409
Other income (expense):
Investment income	36	905	34	(876)	99
Realized loss on securities, net	—	(86)	—	—	(86)
Interest expense	(7,517)	(7,915)	(37)	876	(14,593)

Total other expense, net	(7,481)	(7,096)	(3)	—	(14,580)

(Loss) income before equity in net income of subsidiaries and income taxes	(7,481)	118,518	5,792	—	116,829
Equity in net income of subsidiaries	75,729	1,741	—	(77,470)	—
Provision for income taxes	2,739	(47,300)	(1,281)	—	(45,842)

Net income	$70,987	$72,959	$4,511	$(77,470)	$70,987

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Nine Month Period Ended September 30, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenues	$—	$869,481	$122,398	$(11,632)	$980,247

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	343,109	56,130	(5,879)	393,360
Selling, general and administrative	—	122,950	39,443	(5,753)	156,640
Depreciation and amortization of fixed assets	—	27,166	5,792	—	32,958
Amortization of intangible assets	—	15,324	10,805	—	26,129
Acquisition related liabilities adjustment	—	(2,800)	(564)	—	(3,364)

Total expenses	—	505,749	111,606	(11,632)	605,723

Operating income	—	363,732	10,792	—	374,524
Other income (expense):
Investment income (loss)	36	2,376	(8)	(2,305)	99
Realized gain on securities, net	—	401	—	—	401
Interest expense	(15,198)	(26,072)	(128)	2,305	(39,093)

Total other expense, net	(15,162)	(23,295)	(136)	—	(38,593)

(Loss) income before equity in net income of subsidiaries and income taxes	(15,162)	340,437	10,656	—	335,931
Equity in net income of subsidiaries	212,033	3,355	—	(215,388)	—
Provision for income taxes	5,569	(135,378)	(3,682)	—	(133,491)

Net income	$202,440	$208,414	$6,974	$(215,388)	$202,440

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Three Months Ended September 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$82,911	$86,048	$16,335	$(102,383)	$82,911

Other comprehensive income, net of tax:
Unrealized holding gain on investments	96	96	—	(96)	96
Unrealized foreign currency gain	4	170	3	(173)	4
Pension and postretirement unfunded liability adjustment	401	401	—	(401)	401

Total other comprehensive income	501	667	3	(670)	501

Comprehensive income	$83,412	$86,715	$16,338	$(103,053)	$83,412

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Nine Months Ended September 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$230,843	$242,385	$23,658	$(266,043)	$230,843

Other comprehensive income, net of tax:
Unrealized holding loss on investments	(217)	(217)	—	217	(217)
Unrealized foreign currency (loss) gain on investments	(130)	74	(110)	36	(130)
Pension and postretirement unfunded liability adjustment	1,781	1,781	—	(1,781)	1,781

Total other comprehensive income	1,434	1,638	(110)	(1,528)	1,434

Comprehensive income	$232,277	$244,023	$23,548	$(267,571)	$232,277

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Three Months Ended September 30, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$70,987	$72,959	$4,511	$(77,470)	$70,987

Other comprehensive income, net of tax:
Unrealized holding loss on investments	(290)	(290)	—	290	(290)
Unrealized foreign currency loss	(555)	(243)	(516)	759	(555)
Pension and postretirement unfunded liability adjustment	697	697	—	(697)	697

Total other comprehensive income	(148)	164	(516)	352	(148)

Comprehensive income	$70,839	$73,123	$3,995	$(77,118)	$70,839

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Nine Months Ended September 30, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$202,440	$208,414	$6,974	$(215,388)	$202,440

Other comprehensive income, net of tax:
Unrealized holding loss on investments	(542)	(542)	—	542	(542)
Unrealized foreign currency gain	18	115	96	(211)	18
Pension and postretirement unfunded liability adjustment	2,671	2,671	—	(2,671)	2,671

Total other comprehensive income	2,147	2,244	96	(2,340)	2,147

Comprehensive income	$204,587	$210,658	$7,070	$(217,728)	$204,587

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

For The Nine Month Period Ended September 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(20,367)	$236,212	$105,152	$—	$320,997

Cash flows from investing activities:
Acquisitions, net of cash acquired of $36,113	—	(736,174)	(6,917)	—	(743,091)
Earnout payments	—	—	(250)	—	(250)
Purchase of non-controlling equity investments in non-public companies	—	(2,000)	—	—	(2,000)
Escrow funding associated with acquisitions	—	(37,000)	(800)	—	(37,800)
Repayments received from other subsidiaries	19,400	537,342	—	(556,742)	—
Advances provided to other subsidiaries	—	(49,400)	—	49,400	—
Purchases of fixed assets	—	(44,776)	(10,948)	—	(55,724)
Purchases of available-for-sale securities	—	(1,317)	—	—	(1,317)
Proceeds from sales and maturities of available-for-sale securities	—	1,478	—	—	1,478

Net cash provided by (used in) investing activities	19,400	(331,847)	(18,915)	(507,342)	(838,704)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	347,224	—	—	—	347,224
Repayments of short-term debt refinanced on a long-term basis	—	(347,224)	—	—	(347,224)
Proceeds from short-term debt, net	—	462,224	—	—	462,224
Repurchase of Class A common stock	—	(128,073)	—	—	(128,073)
Repayment of advances to other subsidiaries	(419,842)	(19,400)	(117,500)	556,742	—
Advances received from other subsidiaries	—	—	49,400	(49,400)	—
Payment of debt issuance cost	(2,275)	(1,348)	—	—	(3,623)
Excess tax benefits from exercised stock options	—	55,056	—	—	55,056
Proceeds from stock options exercised	—	43,571	—	—	43,571
Other financing, net	—	(4,505)	(646)	—	(5,151)

Net cash (used in) provided by financing activities	(74,893)	60,301	(68,746)	507,342	424,004

Effect of exchange rate changes	—	(20)	(110)	—	(130)

(Decrease) increase in cash and cash equivalents	(75,860)	(35,354)	17,381	—	(93,833)
Cash and cash equivalents, beginning of period	76,238	76,813	38,552	—	191,603

Cash and cash equivalents, end of period	$378	$41,459	$55,933	$—	$97,770

Supplemental disclosures:
Increase in intercompany balances from the purchase of MediConnect and Argus by ISO	$17,000	$773,174	$756,174	$—	$—

Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$128,073	$128,073	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$43,571	$43,571	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

For The Nine Month Period Ended September 30, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$36	$297,400	$26,318	$—	$323,754

Cash flows from investing activities:
Acquisition, net of cash acquired of $590	—	(121,721)	—	—	(121,721)
Earnout payments	—	—	(3,500)	—	(3,500)
Escrow funding associated with acquisition	—	(19,560)	—	—	(19,560)
Advances provided to other subsidiaries	(3,454)	—	(59,793)	63,247	—
Repayments received from other subsidiaries	—	7,332	—	(7,332)	—
Proceeds from repayment of intercompany note receivable	—	452,761	—	(452,761)	—
Purchases of fixed assets	—	(35,074)	(6,851)	—	(41,925)
Purchases of available-for-sale securities	—	(1,422)	—	—	(1,422)
Proceeds from sales and maturities of available-for-sale securities	—	1,722	—	—	1,722

Net cash (used in) provided by investing activities	(3,454)	284,038	(70,144)	(396,846)	(186,406)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	448,956	—	—	—	448,956
Repayment of short-term debt refinanced on a long-term basis	—	(295,000)	—	—	(295,000)
Proceeds from issuance of short-term debt with original maturities greater than three months	—	120,000	—	—	120,000
Proceeds (repayments) of short-term debt	—	22,685	(374)	—	22,311
Repayment of current portion of long-term debt	—	(125,000)	—	—	(125,000)
Repayments of advances to other subsidiaries	—	(2,510)	—	2,510	—
Repayment of intercompany note payables	(452,761)	—	—	452,761	—
Advances received from other subsidiaries	10,344	—	48,081	(58,425)	—
Payment of debt issuance cost	(2,925)	(1,617)	—	—	(4,542)
Repurchase of Class A common stock	—	(340,122)	—	—	(340,122)
Excess tax benefits from exercised stock options	—	5,470	—	—	5,470
Proceeds from stock options exercised	—	28,433	—	—	28,433

Net cash provided by (used in) financing activities	3,614	(587,661)	47,707	396,846	(139,494)

Effect of exchange rate changes	—	(78)	96	—	18

Increase (decrease) in cash and cash equivalents	196	(6,301)	3,977	—	(2,128)
Cash and cash equivalents, beginning of period	1	31,576	23,397	—	54,974

Cash and cash equivalents, end of period	$197	$25,275	$27,374	$—	$52,846

Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$340,122	$340,122	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$28,433	$28,433	$—	$—	$—

Issuance of intercompany note payable (receivable)from amounts previously recorded as intercompany payables (receivables)	$615,000	$(615,000)	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We enable risk-bearing businesses to better understand and manage their risks. We provide value to our customers by supplying proprietary data that, combined with our analytic methods, creates embedded decision support solutions. We are the largest aggregator and provider of data pertaining to U.S. property and casualty, or P&C, insurance risks. We offer solutions for detecting fraud in the U.S. P&C insurance, mortgage, financial services, and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to supply chain to health insurance.

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

We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 39% and 43% of our revenues for the nine months ended September 30, 2012 and 2011, respectively. Our Decision Analytics segment provides solutions our customers use to analyze the processes of the Verisk Risk Analytics Framework: loss prediction, fraud identification and detection, and loss quantification. Our Decision Analytics segment revenues represented approximately 61% and 57% of our revenues for the nine months ended September 30, 2012 and 2011, respectively.

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

Revenues

We earn revenues through subscriptions and on a transactional basis. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database or our actuarial services throughout the subscription period. For our subscriptions arrangements, we experience minimal revenue seasonality within the business. Our long-term agreements are generally for periods of three to five years. We recognize revenue from subscriptions ratably over the term of the subscription and most long-term agreements are recognized ratably over the term of the agreement.

Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application or loan, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For the nine-month periods ended September 30, 2012 and 2011, our revenues derived from providing transactional solutions were 32% and 31%, respectively. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.

Approximately 87% and 85% of the revenues in our Risk Assessment segment for the nine-month periods ended September 30, 2012 and 2011, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 55% and 57% of the revenues in our Decision Analytics segment, for the nine-month periods ended September 30, 2012 and 2011, were derived from subscriptions and long-term agreements for our solutions. In this segment, our tools service the insurance, healthcare, mortgage and financial services, and specialized markets verticals.

Principal Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs (described under “Equity Compensation Costs” below), sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 63% and 66% of our total expenses for the nine months ended September 30, 2012 and 2011, respectively.

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

Description of Acquisitions

We acquired five businesses since January 1, 2011. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods presented herein. See Note 5 in our condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information.

On August 31, 2012, we acquired Argus Information & Advisory Services, LLC, or Argus, a provider of information, competitive benchmarking, scoring solutions, analytics, and customized services to financial institutions and regulators in North America, Latin America, and Europe. Within our Decision Analytics segment, this acquisition enhances our position as a provider of data, analytics, and decision-support solutions to financial institutions globally.

On July 2, 2012, we acquired the net assets of Aspect Loss Prevention, LLC, or ALP, a provider of loss prevention and analytic solutions to the retail, entertainment, and food industries. Within our Decision Analytics segment, this acquisition further advances our position as a provider of data, analytics, and decision-support solutions.

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

On April 27, 2011, we acquired 100% of the common stock of Bloodhound Technologies, Inc. or Bloodhound, a provider of real-time pre-adjudication medical claims editing. Within our Decision Analytics segment, Bloodhound addresses the need of healthcare payers to control fraud and waste in a real-time claims-processing environment, and these capabilities align with our existing fraud identification tools in the healthcare market.

Equity Compensation Costs

We have a leveraged ESOP, funded with intercompany debt that includes 401(k), ESOP and profit sharing components to provide employees with equity participation. We make quarterly cash contributions to the plan equal to the debt service requirements. As the debt is repaid, shares are released to the ESOP to fund 401(k) matching and profit sharing contributions and the remainder is allocated annually to active employees in proportion to their eligible compensation in relation to total participants’ eligible compensation. We had no ESOP allocation expense for the nine months ended September 30, 2012 and 2011. We accrue compensation expense over the reporting period equal to the fair value of the ESOP loan collateral to be released to the ESOP.

The amount of our equity compensation costs recognized for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
ESOP costs by contribution type:
401(k) matching contribution expense	$3,295	$2,762	$9,481	$8,188
Profit sharing contribution expense	—	460	—	1,442

Total ESOP costs	$3,295	$3,222	$9,481	$9,630

ESOP costs by segment:
Risk Assessment ESOP costs	$1,355	$1,772	$4,080	$5,360
Decision Analytics ESOP costs	1,940	1,450	5,401	4,270

Total ESOP costs	$3,295	$3,222	$9,481	$9,630

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

We follow the substantive vesting period approach for awards granted after January 1, 2005, which requires that stock based compensation expense be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. For the nine months ended September 30, 2012 and 2011, we recognized $4.7 million and $4.5 million in stock based compensation as a result of accelerated expense recognition on the equity awards granted on April 1, 2012 and 2011, respectively, because such awards were no longer contingent on the employee providing additional service based on our retirement qualifications.

On May 16, 2012, our stockholders approved the implementation of an employee stock purchase plan, or ESPP. The ESPP commenced on October 1, 2012 and offers eligible employees the opportunity to authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed twenty five thousand dollars in any calendar year, to purchase shares of our Class A common stock at a 5.0% discount of its fair market value at the time of purchase. The ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features.

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2012	2011	Change	2012	2011	Change
	(In thousands, except for share and per share data)
Statement of income data:
Revenues :
Risk Assessment revenues	$143,867	$139,977	2.8%	$433,025	$421,050	2.8%
Decision Analytics revenues	254,996	200,121	27.4%	685,565	559,197	22.6%

Revenues	398,863	340,098	17.3%	1,118,590	980,247	14.1%

Expenses:
Cost of revenues (exclusive of items shown separately below)	156,749	137,619	13.9%	437,153	393,360	11.1%
Selling, general and administrative	58,707	51,475	14.0%	175,159	156,640	11.8%
Depreciation and amortization of fixed assets	12,714	10,798	17.7%	37,448	32,958	13.6%
Amortization of intangible assets	15,442	8,797	75.5%	36,216	26,129	38.6%
Acquisition related liabilities adjustment	—	—	0.0%	—	(3,364)	(100.0)%

Total expenses	243,612	208,689	16.7%	685,976	605,723	13.2%

Operating income	155,251	131,409	18.1%	432,614	374,524	15.5%

Other income/(expense):
Investment income	136	99	37.4%	397	99	301.0%
Realized (loss)/gain on securities, net	(638)	(86)	641.9%	(338)	401	(184.3)%
Interest expense	(18,133)	(14,593)	24.3%	(51,895)	(39,093)	32.7%

Total other expense, net	(18,635)	(14,580)	27.8%	(51,836)	(38,593)	34.3%

Income before income taxes	136,616	116,829	16.9%	380,778	335,931	13.4%
Provision for income taxes	(53,705)	(45,842)	17.2%	(149,935)	(133,491)	12.3%

Net income	$82,911	$70,987	16.8%	$230,843	$202,440	14.0%

Basic net income per share	$0.50	$0.43	16.3%	$1.39	$1.21	14.9%

Diluted net income per share	$0.48	$0.41	17.1%	$1.34	$1.16	15.5%

Weighted average shares outstanding:
Basic	165,978,080	164,195,325	1.1%	165,587,027	166,728,786	(0.7)%

Diluted	171,660,543	171,169,658	0.3%	171,637,571	174,255,965	(1.5)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:

EBITDA (1):
Risk Assessment EBITDA	$78,589	$70,716	11.1%	$235,058	$213,494	10.1%
Decision Analytics EBITDA	104,316	80,301	29.9%	271,279	220,617	23.0%

EBITDA	$182,905	$151,017	21.1%	$506,337	$434,111	16.6%

The following is a reconciliation of net income to EBITDA:
Net income	$82,911	$70,987	16.8%	$230,843	$202,440	14.0%
Depreciation and amortization	28,156	19,595	43.7%	73,664	59,087	24.7%
Interest expense	18,133	14,593	24.3%	51,895	39,093	32.7%
Provision for income taxes	53,705	45,842	17.2%	149,935	133,491	12.3%

EBITDA	$182,905	$151,017	21.1%	$506,337	$434,111	16.6%

(1)	EBITDA is the financial measure which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. In the second quarter of 2012, we changed our definition of EBITDA such that it only reflects the definition noted and no longer excludes investment income/(loss) and realized gain/(loss) on securities, net, for all periods presented. In addition, this Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 12 of our condensed consolidated financial statements included in this Form 10-Q filing.

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

Consolidated Results of Operations

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Revenues were $1,118.6 million for the nine months ended September 30, 2012 compared to $980.2 million for the nine months ended September 30, 2011, an increase of $138.4 million or 14.1%. In 2012 and 2011, we acquired five companies, Bloodhound, HRP, MediConnect, ALP, and Argus, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. Bloodhound and HRP were excluded as recent acquisitions only for the first and second quarters of 2012 and 2011 as full quarter comparable revenues did not exist until the third quarter of 2012 due to the timing of the acquisitions. Recent acquisitions were within our Decision Analytics segment and provided an increase of $64.7 million in revenues for the nine months ended September 30, 2012. Excluding recent acquisitions, revenues increased $73.7 million or 7.5%, which included an increase in our Decision Analytics segment of $61.7 million or 11.1% and an increase in our Risk Assessment segment of $12.0 million or 2.8%. Refer to the Results of Operations by Segment within this section for further information regarding our revenues.

Cost of Revenues

Cost of revenues was $437.2 million for the nine months ended September 30, 2012 compared to $393.4 million for the nine months ended September 30, 2011, an increase of $43.8 million or 11.1%. Recent acquisitions, all within our Decision Analytics segment, accounted for an increase of $30.7 million in cost of revenues, primarily due to expenses related to salaries and employee benefit costs. Excluding the impact of our recent acquisitions, our cost of revenues increased $13.1 million or 3.3%. The increase was primarily due to increases in salaries and employee benefit costs of $8.2 million, information technology expenses of $2.4 million, data costs of $1.5 million, and office maintenance expenses of $1.0 million.

The increase in salaries and employee benefits of $8.2 million includes an increase of $15.8 million in annual salaries and employee benefits, medical costs, and long term equity compensation plan costs, and was partially offset by a decrease of $7.6 million in pension cost. The pension cost decreased primarily due to our pension plan freeze in 2012, which eliminated all future compensation and services credits to participants of our pension plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SGA, were $175.2 million for the nine months ended September 30, 2012 compared to $156.6 million for the nine months ended September 30, 2011, an increase of $18.6 million or 11.8%. Recent acquisitions, all within our Decision Analytics segment, accounted for an increase of $8.3 million, which was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA increased $10.3 million or 6.6%. The increase was primarily due to a net increase in salaries and employee benefits of $8.5 million, travel and travel related costs of $0.8 million, professional fees of $0.6 million, which includes legal and marketing costs, and other expenses of $0.4 million.

The increase in salaries and employee benefits of $8.5 million includes an increase of $10.5 million in annual salaries and employee benefits, medical costs, and long term equity compensation plan costs, and was partially offset by a decrease of $2.0 million in pension cost, primarily due to the our pension plan freeze.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $37.4 million for the nine months ended September 30, 2012 compared to $33.0 million for the nine months ended September 30, 2011, an increase of $4.4 million or 13.6%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth as well as depreciation and amortization associated with recent acquisitions.

Amortization of Intangible Assets

Amortization of intangible assets was $36.2 million for the nine months ended September 30, 2012 compared to $26.1 million for nine months ended September 30, 2011, an increase of $10.1 million or 38.6%. The increase was primarily related to amortization of intangible assets associated with recent acquisitions of $13.1 million, partially offset by $3.0 million of amortization of intangible assets primarily associated with prior acquisitions that have been fully amortized.

Acquisition Related Liabilities Adjustment

There was no acquisition related liabilities adjustment for the nine months ended September 30, 2012 and a benefit of $3.4 million for the nine months ended September 30, 2011. This benefit was a result of a reduction of $3.4 million to contingent consideration due to the reduced probability of the D2Hawkeye and Strategic Analytics acquisitions achieving the EBITDA and revenue earn-out targets for exceptional performance in fiscal year 2011 established at the time of acquisitions.

Investment Income and Realized (Loss)/Gain on Securities, Net

Investment income and realized (loss)/gain on securities, net, was a gain of $0.1 million for the nine months ended September 30, 2012 and $0.5 million for the nine months ended September 30, 2011.

Interest Expense

Interest expense was $51.9 million for the nine months ended September 30, 2012 compared to $39.1 million for the nine months ended September 30, 2011, an increase of $12.8 million or 32.7%. This increase is primarily due to an increase in our long-term debt outstanding, which includes the issuance of our 4.875% and 4.125% senior notes in the aggregate principal amount of $250 million and $350 million, respectively.

Provision for Income Taxes

The provision for income taxes was $149.9 million for the nine months ended September 30, 2012 compared to $133.5 million for the nine months ended September 30, 2011, an increase of $16.4 million or 12.3%. The effective tax rate was 39.4% for the nine months ended September 30, 2012 compared to 39.7% for the nine months ended September 30, 2011. The effective rate for the nine months ended September 30, 2012 was lower than the September 30, 2011 effective tax rate primarily due to the continued execution of tax planning strategies.

EBITDA Margin

The EBITDA margin for our consolidated results was 45.3% for the nine months ended September 30, 2012 compared to 44.3% for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the recent acquisitions mitigated our margin expansion by 0.5%. The increase in margin is primarily attributed to operating leverage as well as cost efficiencies achieved in 2012. For the nine months ended September 30, 2011, the acquisition related liabilities adjustment positively impacted our EBITDA margin by 0.3%.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

Revenues were $398.9 million for the three months ended September 30, 2012 compared to $340.1 million for the three months ended September 30, 2011, an increase of $58.8 million or 17.3%. Recent acquisitions, which were MediConnect, ALP and Argus, accounted for an increase of $29.8 million in revenues for the three months ended September 30, 2012, all of which were in Decision Analytics. Excluding recent acquisitions, revenues increased $29.0 million or 8.5%, which included an increase in our Decision Analytics segment of $25.1 million or 12.5% and an increase in our Risk Assessment segment of $3.9 million or 2.8%.

Cost of Revenues

Cost of revenues was $156.7 million for the three months ended September 30, 2012 compared to $137.6 million for the three months ended September 30, 2011, an increase of $19.1 million or 13.9%. The increase was partially due to costs related to recent acquisitions of $13.1 million primarily attributable to salaries and employee benefits costs. Excluding the impact of recent acquisitions, cost of revenue increased $6.0 million or 4.4%. The increase is primarily due to an increase in salaries and employee benefits costs of $3.2 million, which include annual salary increases and medical costs. Included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $2.7 million. Other increases include data costs of $2.4 million and information technology costs of $1.3 million. These increases were partially offset by a decrease in other expenses of $0.8 million and office maintenance expenses of $0.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $58.7 million for the three months ended September 30, 2012 compared to $51.5 million for the three months ended September 30, 2011, an increase of $7.2 million or 14.0%. Excluding the impact of recent acquisitions of $2.6 million, our SGA increased $4.6 million or 9.1%. The increase was primarily due to a net increase in salaries and employee benefits costs of $2.2 million, which include annual salary increases, medical costs, commissions, and equity compensation expense. Included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $0.7 million. Other increases include professional fees of $2.4 million, travel and travel related costs of $0.6 million. These increases were offset by a decrease in other expenses of $0.6 million.

Provision for Income Taxes

The provision for income taxes was $53.7 million for the three months ended September 30, 2012 compared to $45.8 million for the three months ended September 30, 2011, an increase of $7.9 million or 17.2%. The effective tax rate was 39.3% for the three months ended September 30, 2012 compared to 39.2% for the three months ended September 30, 2011.

EBITDA Margin

The EBITDA margin for our consolidated results was 45.9% for the three months ended September 30, 2012 and 44.4% for the three months ended September 30, 2011. For the three months ended September 30, 2012, recent acquisitions mitigated our margin expansion by 0.1%.

Results of Operations by Segment

Decision Analytics

Revenues

Revenues for our Decision Analytics segment were $685.6 million for the nine months ended September 30, 2012 compared to $559.2 million for the nine months ended September 30, 2011, an increase of $126.4 million or 22.6%. Recent acquisitions accounted for an increase of $64.7 million in revenues for the nine months ended September 30, 2012. Excluding recent acquisitions, our Decision Analytics revenue increased $61.7 million or 11.1%.

Our insurance revenue increased $31.0 million or 9.3%, and excluding recent acquisitions revenue of $0.4 million within this category, our insurance revenue increased $30.6 million or 9.1%, primarily due to an increase within our loss quantification solutions as a result of new customers and an increase in our catastrophe modeling services for existing customers, as well an increase in insurance fraud solutions revenue.

Our mortgage and financial services revenue increased $4.9 million or 4.8%, and excluding recent acquisitions revenue of $4.8 million within this category, our mortgage and financial services revenue increased $0.1 million or 0.2%, primarily due to the inclusion of property appraisal tools facing the mortgage market revenue of $9.1 million, which was previously reported as part of the property-specific rating and underwriting information category within our Risk Assessment segment in 2011. Excluding recent acquisitions and the property appraisal revenue, our mortgage and financial services revenue decreased $8.9 million or 8.7% reflecting lower volumes within forensic solutions due to the continued challenges in the mortgage market, partially offset by growth in our underwriting solutions.

Our healthcare revenue increased $84.9 million or 130.2%, and excluding the recent acquisitions revenue of $59.5 million within this category, our healthcare revenue increased $25.4 million or 41.0% primarily due to an increase in our fraud services as customer contracts were implemented and new sales of risk solutions were achieved.

Our specialized markets revenue increased $5.6 million or 9.7% as a result of continued penetration of existing customers within our supply chain services and weather and climate risk solutions.

Revenues for our Decision Analytics segment were $255.0 million for the three months ended September 30, 2012 compared to $200.1 million for the three months ended September 30, 2011, an increase of $54.9 million or 27.4%. Recent acquisitions accounted for an increase of $29.8 million in revenues for the three months ended September 30, 2012. Excluding the impact of recent acquisitions, revenue increased $25.1 million or 12.5% for the three months ended September 30, 2012.

Our insurance revenue increased $10.0 million or 8.6%, and excluding recent acquisitions revenue of $0.4 million within this category, our insurance revenue increased $9.6 million or 8.3%, primarily due to an increase within our loss quantification solutions as a result of new customers and an increase in our catastrophe modeling services for existing customers, as well an increase in insurance fraud solutions revenue.

Our mortgage and financial services revenue increased $3.7 million or 10.8%, and excluding recent acquisitions revenue of $4.8 million within this category, our mortgage and financial services revenue decreased $1.1 million or 3.1%, primarily due to the inclusion of property appraisal tools facing the mortgage market revenue of $3.0 million, which was previously reported as part of the property-specific rating and underwriting information category within our Risk Assessment segment in 2011. Excluding recent acquisitions and the property appraisal revenue, our mortgage and financial services revenue decreased $4.1 million or 11.9% reflecting lower volumes within forensic solutions due to the continued challenges in the mortgage market, partially offset by growth in our underwriting solutions.

Our healthcare revenue increased $39.1 million or 129.0%, and excluding the recent acquisitions revenue of $24.6 million within this category, our healthcare revenue increased $14.5 million or 47.4%, primarily due to an increase in our fraud services as customer contracts were implemented and new sales of risk solutions were achieved.

Our specialized markets revenue increased $2.1 million or 11.0% as a result of continued penetration of existing customers within our supply chain services and weather and climate risk solutions.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2012	2011	Change	2012	2011	Change
	(In thousands)
Insurance	$126,301	$116,281	8.6%	$364,847	$333,915	9.3%
Mortgage and financial services	37,960	34,272	10.8%	107,534	102,611	4.8%
Healthcare	69,324	30,277	129.0%	150,153	65,216	130.2%
Specialized markets	21,411	19,291	11.0%	63,031	57,455	9.7%

Total Decision Analytics	$254,996	$200,121	27.4%	$685,565	$559,197	22.6%

Cost of Revenues

Cost of revenues for our Decision Analytics segment was $301.4 million for the nine months ended September 30, 2012 compared to $247.9 million for the nine months ended September 30, 2011, an increase of $53.5 million or 21.6%. Excluding the impact of recent acquisitions of $30.7 million, our cost of revenues increased by $22.8 million or 9.3%. This increase is primarily due to a net increase in salary and employee benefits of $16.1 million. Other increases include data costs of $2.5 million, information technology expenses of $2.9 million, office maintenance expenses of $0.8 million, and other operating costs of $0.5 million.

The increase in salaries and employee benefits of $16.1 million includes an increase of $17.3 million in annual salaries and employee benefits, medical costs, and long term equity compensation plan costs, and due to the reallocation of certain resources from Risk Assessment relating to property appraisal tools that began in January 2012. These increases were partially offset by a decrease of $1.2 million in pension cost primarily because of our pension plan freeze.

Cost of revenues for our Decision Analytics segment was $111.7 million for the three months ended September 30, 2012 compared to $88.4 million for the three months ended September 30, 2011, an increase of $23.3 million or 26.4%. The increase was primarily due to costs related to recent acquisitions of $13.1 million. Excluding the impact of recent acquisitions, our cost of revenues increased by $10.2 million or 11.5%. The increase is primarily due to a net increase in salaries and employee benefits costs of $6.6 million partially from the reallocation of certain resources from Risk Assessment. Also included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $0.4 million. Other increases include data costs of $2.7 million and information technology expenses of $1.3 million and office maintenance expenses of $0.1 million. These increases were partially offset by a decrease in other expenses of $0.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Decision Analytics segment were $113.0 million for the nine months ended September 30, 2012 compared to $94.1 million for the nine months ended September 30, 2011, an increase of $18.9 million or 20.0%. Excluding the impact of recent acquisitions of $8.3 million, SGA increased $10.6 million or 11.4%. The increase was primarily due to an increase in salaries and employee benefits of $8.6 million, an increase in professional fees of $2.0 million and travel and travel related costs of $0.6 million. The increase is offset by a decrease of other expenses of $0.6 million.

The increase in salaries and employee benefits of $8.6 million includes an increase of $9.1 million in annual salaries and employee benefits, medical costs, commissions, and long term equity compensation plan costs, and was partially offset by a decrease of $0.5 million in pension cost, primarily due to the our pension plan freeze.

Selling, general and administrative expenses for our Decision Analytics segment were $39.0 million for the three months ended September 30, 2012 compared to $31.4 million for the three months ended September 30, 2011, an increase of $7.6 million or 24.1%. Excluding the impact of recent acquisitions of $2.6 million, our SGA increased by $5.0 million or 16.0%. The increase was primarily due to an increase in salaries and employee benefits costs of $2.6 million. Included within the net increase in salaries and employee benefits is an offsetting reduction in pension cost of $0.2 million. Other increases include professional fees of $2.7 million and travel and travel related costs of $0.5 million. These increases were offset by a decrease other expenses of $0.8 million.

EBITDA Margin

The EBITDA margin for our Decision Analytics segment was 39.6% for the nine months ended September 30, 2012 compared to 39.5% for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, recent acquisitions mitigated our margin expansion by 0.2%. For the nine months ended September 30, 2011, the acquisition related liabilities adjustment positively impacted our EBITDA margin by 0.6%.

Risk Assessment

Revenues

Revenues for our Risk Assessment segment were $433.0 million for the nine months ended September 30, 2012 as compared to $421.0 million for the nine months ended September 30, 2011, an increase of $12.0 million or 2.8%. Revenues were $143.9 million for the three months ended September 30, 2012 as compared to $140.0 million for the three months ended September 30, 2011, an increase of $3.9 million or 2.8%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs’ solutions as well as selling expanded solutions to existing customers. As described with the Decision Analytics segment revenue, beginning January 1, 2012, we reallocated certain property appraisal tools revenue of $3.0 million and $9.1 million for three and nine months ended September 30, 2012, respectively, from the property-specific rating and underwriting information category to the mortgage and financial services category.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2012	2011	Change	2012	2011	Change
	(In thousands)
Industry-standard insurance programs	$98,270	$92,894	5.8%	$295,414	$278,140	6.2%
Property-specific rating and underwriting information	31,415	33,107	(5.1)%	96,431	102,621	(6.0)%
Statistical agency and data services	8,056	7,888	2.1%	23,910	23,263	2.8%
Actuarial services	6,126	6,088	0.6%	17,270	17,026	1.4%

Total Risk Assessment	$143,867	$139,977	2.8%	$433,025	$421,050	2.8%

Cost of Revenues

Cost of revenues for our Risk Assessment segment was $135.8 million for the nine months ended September 30, 2012 compared to $145.5 million for the nine months ended September 30, 2011, a decrease of $9.7 million or 6.7%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $7.9 million, primarily related to lower pension cost of $6.4 million, and the reallocation of certain resources to Decision Analytics relating to property appraisal tools that occurred in January 2012. Other decreases were related to data costs of $1.0 million, and information technology costs of $0.5 million and other costs of $0.5 million. These decreases were partially offset by an increase in office maintenance expenses of $0.2 million.

Cost of revenues for our Risk Assessment segment was $45.0 million for the three months ended September 30, 2012 compared to $49.2 million for the three months ended September 30, 2011, a decrease of $4.2 million or 8.5%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $3.4 million. Included within the decrease in salaries and employee benefits is a reduction in pension cost of $2.3 million and the reallocation of certain resources to Decision Analytics. Other decreases include data costs of $0.3 million and office maintenance expenses of $0.2 million and other costs of $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Risk Assessment segment were $62.2 million for the nine months ended September 30, 2012 compared to $62.5 million for the nine months ended September 30, 2011, a decrease of $0.3 million or 0.5%. There was a net decrease in salaries and employee benefits of $0.1 million and professional fees of $1.4 million. These decreases in costs were partially offset by an increase in travel and travel related costs of $0.2 million and other expenses of $1.0 million.

The decrease in salaries and employee benefits of $0.1 million includes an increase of $1.4 million in annual salaries and employee benefits, medical costs, and long term equity compensation plan costs, and was partially offset by a decrease of $1.5 million in pension cost primarily due to our pension plan freeze.

Selling, general and administrative expenses for our Risk Assessment segment were $19.7 million for the three months ended September 30, 2012 compared to $20.1 million for the three months ended September 30, 2011, a decrease of $0.4 million or 1.7%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $0.4 million, which includes a reduction in pension cost of $0.5 million and professional fees of $0.3 million. These decreases were partially offset by an increase in travel and travel related costs of $0.1 million and other expenses of $0.2 million.

EBITDA Margin

EBITDA margin for our Risk Assessment segment was 54.3% for the nine months ended September 30, 2012 compared to 50.7% for the nine months ended September 30, 2011. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies.

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents and available-for-sale securities of $102.7 million and $196.7 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Syndicated Revolving Credit Facility, or credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.

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

Our capital expenditures, which include noncash purchases of fixed assets and capital lease obligations, as a percentage of revenues for the nine months ended September 30, 2012 and 2011, were 5.1% and 4.9%, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.” The amounts capitalized in accordance with the accounting guidance for software to be sold, leased or otherwise marketed are not significant to the financial statements.

We historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2012 and 2011, we repurchased $127.8 million and $340.1 million of our Class A common stock, respectively. See Note 9 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

We provide pension and postretirement benefits to certain qualifying active employees and retirees. On February 29, 2012, we instituted a hard freeze, which eliminated all future compensation and service credits, to all participants in the pension plans. In April 2012, we completed a voluntary prefunding to our qualified pension plan of $72.0 million, which resulted in a contribution of $78.8 million for the year, of which $28.2 million was the minimum contribution requirement for 2012. We do not anticipate further contributions in 2012 to be made with respect to our qualified pension plan. Under the postretirement plan, we provide certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. In March 2012, we established a voluntary employee’s beneficiary association plan, or VEBA plan, to fund the postretirement plan. We contributed $5.0 million and $13.5 million to the VEBA Plan for the three and nine months ended September 30, 2012, respectively. We expect the contribution to the postretirement plan for the remaining quarter for the year ending December 31, 2012 to be consistent with this quarter. See Note 11 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Financing and Financing Capacity

We had total debt, excluding capital lease and other obligations, of $1,559.2 million and $1,096.7 million at September 30, 2012 and December 31, 2011, respectively. The debt at September 30, 2012 was issued under our credit facility, long-term private placement loan facilities and senior notes issued to finance our stock repurchases and acquisitions, to fund a portion of our unfunded pension obligations and to repay other indebtedness.

On September 12, 2012, we completed an issuance of senior notes in the aggregate principal amount of $350.0 million. These senior notes are due on September 12, 2022 and accrue interest at 4.125%. We received net proceeds of $344.9 million after deducting original issue discount, underwriting discount and commissions of $5.1 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our credit facility or any amendment, refinancing or replacement thereof. Interest will be payable semi-annually on March 12 and September 12 of each year, beginning on March 12, 2013. Interest accrued from September 12, 2012. We used the net proceeds to repay indebtedness incurred under our credit facility in connection with our acquisition of Argus on August 31, 2012 (See Notes 5 and 8 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information on the Argus acquisition and the 4.125% senior notes).

As of September 30, 2012, we had senior notes with aggregate principal amount of $1,050.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our credit facility, or any amendment, refinancing or replacement thereof. The indenture governing the senior notes restricts our ability and our subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

On September 28, 2012, we amended our committed senior unsecured credit facility to increase the borrowing capacity under the credit facility from $725.0 million to $850.0 million, extend the maturity date from October 24, 2016 to October 24, 2017 and increase the maximum Consolidated Funded Debt Leverage Ratio from 3.25-to-1.0 to 3.50-to-1.0. We have financed and expect to finance our short-term working capital needs, stock repurchases and acquisitions through cash from operations and borrowings from a combination of our credit facility and long-term private placement facilities. As of September 30, 2012, we had $115.0 million outstanding under the credit facility. We borrowed $580.0 million from our credit facility and repaid $465.0 million of this balance during the nine months ended September 30, 2012. As of September 30, 2012, our credit facility had $735.0 million of available borrowing capacity.

The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0-to-1.0 and that we maintain a consolidated funded debt leverage ratio below 3.50-to-1.0. We were in compliance with all debt covenants under the credit facility as of September 30, 2012.

We also have long-term private placement loan facilities under uncommitted master shelf agreements with New York Life and Prudential Capital Group, or Prudential, with availabilities at September 30, 2012 in the amounts of $30.0 million and $190.0 million, respectively. We can borrow under the New York Life Master Shelf Agreement until March 16, 2013 and the Prudential Master Shelf Agreement until August 30, 2013.

The notes outstanding under these long-term private placement loan facilities mature over the next four years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.3% for the nine months ended September 30, 2012. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. Our shelf agreements also contains financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0-to-1.0 and a consolidated debt leverage ratio below 3.0-to-1.0 during any period of four fiscal quarters. We were in compliance with all debt covenants under our master shelf agreements as of September 30, 2012.

Cash Flow

The following table summarizes our cash flow data for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$320,997	$323,754
Net cash used in investing activities	$(838,704)	$(186,406)
Net cash provided by/(used in) financing activities	$424,004	$(139,494)

Operating Activities

Net cash provided by operating activities was $321.0 million for the nine months ended September 30, 2012 compared to $323.8 million for the nine months ended September 30, 2011. The decrease in net cash provided by operating activities was principally due to the voluntary prefunding to our qualified pension plan of $72.0 million in April 2012, and an increase in interest payments as a result of the issuance of senior notes with an aggregate principal amount of $700.0 million in 2011. This decrease was partially offset by an increase in cash receipts from customers during the nine months ended September 30, 2012.

Investing Activities

Net cash used in investing activities was $838.7 million for the nine months ended September 30, 2012 compared to $186.4 million for the nine months ended September 30, 2011. The increase in net cash used in investing activities was principally due to an increase in acquisition payments of $621.4 million, primarily related to the acquisitions of MediConnect and Argus in the first and third quarters of 2012, respectively, an increase in escrow funding associated with these acquisitions of $18.2 million and an increase in purchases of fixed assets of $13.8 million during the nine months ended Septembers 30, 2012.

Financing Activities

Net cash provided by/(used in) financing activities was $424.0 million for the nine months ended September 30, 2012 and $(139.5) million for the nine months ended September 30, 2011. Net cash provided by financing activities for the nine months ended September 30, 2012 was primarily related to an increase in total net debt of $458.6 million primarily related to the issuance of senior notes with an aggregate principal amount of $350.0 million on September 12, 2012 and borrowings from our credit facility. Net cash provided by financing activities also consisted of stock option related items of $98.6 million, offset by repurchases of our Class A common stock of $128.1 million. Net cash used in financing activities for the nine months ended September 30, 2011 was primarily related to repurchases of our Class A common stock of $340.1 million, partially offset by an increase in total net debt of $166.7 million.

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

On September 12, 2012, we completed an issuance of senior notes in the aggregate principal amount of $350.0 million. These senior notes are due on September 12, 2022 and accrue interest at 4.125%. We received net proceeds of $344.9 million after deducting discounts and commissions of $5.1 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our credit facility or any amendment, refinancing or replacement thereof. Interest is payable semi-annually on March 12 and September 12 of each year, beginning on March 12, 2013. Interest accrued from September 12, 2012.

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

Market risks at September 30, 2012 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2012.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three month period ended September 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 14 to our condensed consolidated financial statements for the nine months ended September 30, 2012 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2012 except for the risk factor noted below contained in our current report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2012.

Our acquisition of Argus increased our leverage; in addition, we may not realize the expected benefits of the acquisition.

On August 31, 2012, we completed our acquisition of Argus. In order to finance the acquisition, we incurred $380.0 million of indebtedness under our revolving credit facility. At August 31, 2012, our total debt increased to approximately $l,600.0 million and our leverage ratio (debt to EBITDA (last twelve months pro forma)) increased from 1.90x to 2.34x. Our increased leverage resulting from the Argus acquisition could adversely affect our business. In particular, it could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. In addition, we may fail to realize the expected benefits of the acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by the Company during the period covered by this report.

Issuer Purchases of Equity Securities

On April 29, 2010, our board of directors authorized a $150.0 million share repurchase program, or the Repurchase Program, of our common stock. On October 19, 2010, March 11, 2011, and July 8, 2011, our board of directors authorized additional capacity of $150.0 million each, and on January 11, 2012, our board of directors authorized additional capacity of $300.0 million bringing the Repurchase Program to a total of $900.0 million. Under the Repurchase Program, we may repurchase stock in the open market or as otherwise determined by us. These authorizations have no expiration dates, although they may be suspended or terminated at any time. Our shares repurchased for the quarter ended September 30, 2012 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2012 through July 31, 2012	220,000	$49.91	220,000	$188,758
August 1, 2012 through August 31, 2012	85,000	$48.15	85,000	$184,665
September 1, 2012 through September 30, 2012	120,000	$47.61	120,000	$178,951

	425,000		425,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On September 13, 2012, our board of directors approved the Verisk Analytics, Inc. Director Compensation Program (the “Director Compensation Program”), as amended, to increase the annual retainer fees and the chairpersons’ committee retainer fees. A copy of the Director Compensation Plan, as amended, is attached to this Form 10-Q as Exhibit 10.1 and is incorporated by reference herein.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: October 30, 2012	By:	/s/ Mark V. Anquillare
Mark V. Anquillare Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Verisk Analytics, Inc. Director Compensation Program*

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.