Form 10-K
period 2012-12-31
Verisk Analytics, Inc.
filed 2013-02-26
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,172,604,958 based on the closing price reported on the NASDAQ Global Select Market on such date.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 21, 2013 was:

Class	Shares Outstanding
Class A common stock $.001 par value	168,141,650

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

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

Our Company

Verisk Analytics is a leading provider of information about risk to professionals in insurance, healthcare, financial, government, supply chain, and risk management. Using advanced technologies to collect and analyze billions of records, we draw on industry expertise and unique proprietary data sets to provide predictive analytics and decision-support solutions in fraud prevention, actuarial science, insurance coverages, fire protection, catastrophe and weather risk, data management, and many other fields. In the United States and around the world, we help customers protect people, property, and financial assets.

Our customers use our solutions to make better risk decisions with greater efficiency and discipline. We refer to these products and services as ‘solutions’ due to the integration among our services and the flexibility that enables our customers to purchase components or the comprehensive package. These ‘solutions’ take various forms, including data, statistical models or tailored analytics, all designed to allow our clients to make more logical decisions. We believe our solutions for analyzing risk positively impact our customers’ revenues and help them better manage their costs. In 2012, for the lines of P&C services we offer, our U.S. customers included all of the top 100 P&C insurance providers, 17 of the top 20 U.S credit card issuers, as well as numerous health plans and third party administrators. We believe that our commitment to our customers and the embedded nature of our solutions serve to strengthen and extend our relationships.

We help those businesses address what we believe are the four primary decision making processes essential for managing risk as set forth below in the Verisk Risk Analysis Framework:

The Verisk Risk Analysis Framework

These four processes correspond to various functional areas inside our customers’ operations:

•	our loss predictions are typically used by P&C insurance and healthcare actuaries, advanced analytics groups and loss control groups to help drive their own assessments of future losses

•

our risk selection and pricing solutions are typically used by underwriters as they manage their books of business and by financial institutions as they manage the profitability of their credit and debit card portfolios

•

our fraud detection and prevention tools are used by P&C insurance, healthcare and mortgage underwriters to root out fraud prospectively and by claims departments to speed claims and find fraud retroactively; and

•	our tools to quantify loss are primarily used by claims departments, independent adjustors and contractors.

We add value by linking our solutions across these four key processes; for example, we use the same modeling methods to support the pricing of homeowner’s insurance policies and to quantify the actual losses when damage occurs to insured homes.

We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically pre-paid and represented approximately 67.2% of our revenues in 2012. For the year ended December 31, 2012, we had revenues of $1,534.3 million and net income of $329.1 million. For the five year period ended December 31, 2012, our revenues and net income grew at a compound annual growth rate, or CAGR, of 14.5% and 20.1%, respectively.

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

Over the past decade, we have transformed our business beyond its original functions by deepening and broadening our data assets, developing a set of integrated risk management solutions and services and addressing new markets through our Decision Analytics segment. Our expansion into analytics began when we acquired the American Insurance Services Group, or AISG, and certain operations and assets of the National Insurance Crime Bureau in 1997 and 1998, respectively. Those organizations brought to the company large databases of insurance claims, as well as expertise in detecting and preventing claims fraud. To further expand our Decision Analytics segment, we acquired AIR Worldwide, or AIR, in 2002, the technological leader in catastrophe modeling. In 2004, we entered the healthcare space by acquiring several businesses that now offer web-based analytical and reporting systems for health insurers, provider organizations and self-insured employers. In 2005, we entered the mortgage sector, acquiring the first of several businesses that now provide automated fraud detection, compliance and decision support solutions for the U.S. mortgage industry. In 2006, to bolster our position in the insurance claims field we acquired Xactware, a leading supplier of estimating software for professionals involved in building repair and reconstruction. In 2010, we acquired 3E Company, creating a scale presence in supply chain and environmental health and safety. In 2011 and 2012, we further bolstered our healthcare solutions by acquiring Health Risk Partners, LLC, or HRP, which provides solutions to optimize revenue, improve compliance and improve quality of care for Medicare Advantage health plans and MediConnect Global, Inc. or MediConnect, which provides medical record retrieval, digitization, coding, extraction, and analysis to the healthcare and property casualty industry. Also in 2012, we acquired Argus Information & Advisory Services, LLC, or Argus, to expand our presence in providing information, competitive benchmarking, analytics, and customized services to financial institutions in the payments space globally.

These acquisitions have added scale, geographic reach, highly skilled workforces, and a wide array of new capabilities to our Decision Analytics segment. They have helped to make us a leading provider of information and decision analytics for customers involved in the business of risk in the U.S. and selectively around the world.

Our senior management operating team, which includes our chief executive officer, president, chief financial officer, general counsel, and four senior officers who lead our business and operational units, have been with us for an average of over 15 years. This team has led our transformation to a successful for-profit entity, focused on growth with our U.S. P&C insurer customers and expansion into a variety of new markets.

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

Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps to ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation, because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements and policy writing support language that assist our customers in understanding the risks they assume and the coverages they are offering. With these policy programs, insurers also benefit from economies of scale. We have over 200 specialized lawyers and insurance experts reviewing changes in each state’s insurance rules and regulations, including on average over 9,200 legislative bills, 1,000 regulatory actions and 2,000 court cases per year, to make any required changes to our policy language and rating information.

To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowner’s line of insurance, we maintain policy language and rules for 6 basic coverages, 255 national endorsements, and 514 state-specific endorsements. Overall, we provide policy language, prospective loss costs, policy writing rules, and a variety of other solutions for 26 lines of insurance.

The P&C insurance industry is heavily regulated in the U.S. P&C insurers are required to collect statistical data about their premiums and losses and to report that data to regulators in every state in which they operate. Our statistical agent services have enabled P&C insurers to meet these regulatory requirements for over 40 years. We aggregate the data and, as a licensed or appointed “statistical agent” in all 50 states, Puerto Rico, Guam, U.S. Virgin Islands and the District of Columbia, we report these statistics to insurance regulators. We are able to capture significant economies of scale given the level of penetration of this service within the U.S. P&C insurance industry.

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

Each year, P&C insurers send us approximately 2.9 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain a database of over 16.5 billion statistical records, including approximately 6.5 billion commercial lines records and approximately 10.0 billion personal lines records. We collect unit-transaction detail of each premium and loss record, which enhances the validity, reliability and accuracy of our data sets and our actuarial analyses. Our proprietary quality process includes almost 2,500 separate checks to ensure that data meet our high standards of quality.

We provide actuarial services to help our customers analyze and price their risks. Using our large database of premium and loss data, our actuaries are able to perform sophisticated analyses using our predictive models and analytic methods to help our P&C insurance customers with pricing, loss reserving, and marketing. We distribute a number of actuarial solutions and offer flexible services to meet our customers’ needs. In addition, our actuarial consultants provide customized services for our clients that include assisting them with the development of independent insurance programs, analysis of their own underwriting experience, development of classification systems and rating plans, and a wide variety of other business decisions. We also supply information to a wide variety of customers in other markets including reinsurance and government agencies.

We project future losses and loss expenses utilizing a broad set of data. These projections tend to be more reliable than if our customers used solely their own data. We make a number of actuarial adjustments before the data is used to estimate future costs. Our customers can use our estimates of future costs in making independent decisions about the prices charged for their policies. For most P&C insurers, in most lines of business, we believe our estimates of future costs are an essential input to rating decisions. Our actuarial products and services are also used to create the analytics underlying our industry-standard insurance programs described above.

Property-Specific Rating and Underwriting Information

We gather information on individual properties and communities so that insurers can use our information to evaluate and price personal and commercial property insurance, as well as commercial liability insurance. Our property-specific rating and underwriting information allow our customers to understand, quantify, underwrite, mitigate, and avoid potential loss for residential and commercial properties. Our database contains loss costs and other vital information on more than 3.4 million commercial buildings in the United States and also holds information on more than 6.1 million individual businesses occupying those buildings. We have a staff of more than 550 field representatives strategically located around the United States who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits more than over 300,000 commercial properties to collect information on new buildings and verify building attributes.

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

We have a comprehensive system used by claims adjusters and investigations professionals to process claims and fight fraud. Claims databases are one of the key tools in the fight against insurance fraud. The benefits of a single all-claims database include improved efficiency in reporting data and searching for information, enhanced capabilities for detecting suspicious claims and superior information for investigating fraudulent claims, suspicious individuals and possible fraud rings. Our database contains information on approximately 844 million claims and is the world’s largest database of P&C claims information used for claims and investigations. Insurers and other participants submit new claim records, more than 254,000 a day on average, across all categories of the U.S. P&C insurance industry.

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

We pioneered the field of probabilistic catastrophe modeling used by insurers, reinsurers and financial institutions to manage their catastrophe risk. Our models of global natural hazards, which form the basis of our solutions, enable companies to identify, quantify and plan for the financial consequences of catastrophic events. We have developed models, covering natural hazards, including hurricanes, earthquakes, winter storms, tornadoes, hailstorms, and flood, for potential loss events in more than 90 countries. We have also developed and introduced a probabilistic terrorism model capable of quantifying the risk in the U.S. from this emerging threat, which supports pricing and underwriting decisions down to the level of an individual policy

We provide data, analytic and networking products for professionals involved in estimating all phases of building repair and reconstruction. We provide solutions for every phase of a building’s life, including:

•	quantifying the ultimate cost of repair or reconstruction of damaged or destroyed buildings;

•	aiding in the settlement of insurance claims; and

•	tracking the process of repair or reconstruction and facilitating communication among insurers, adjusters, contractors and policyholders

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

Financial Services

We focus on providing competitive benchmarking, scoring solutions, analytics, and customized services to financial services institutions in North and South America and Europe. We maintain the most comprehensive de-personalized direct observation consortia data sets for the payments industry. We leverage this consortia data and provide proprietary solutions and information that enable clients to achieve higher profitability and growth through enhanced marketing and risk management decisions. We have deployed unique technology to manage vast data sets efficiently and manage vast amount of payments data. We offer services and a suite of solutions to a client base that includes credit and debit card issuers, retail banks and other consumer financial services providers, payment processors, insurance companies, and other industry stakeholders.

Our professionals have substantial industry knowledge in providing solutions to the financial services sector. We are known for our unique ability to blend the highly technical, data-centered aspects of our projects with expert communication and business knowledge. Our solutions enhance our clients’ ability to manage their businesses profitably and position them better to handle present day challenges (competitive, regulatory, and economic). Specifically, we use comprehensive transaction, risk, behavioral, and bureau-sourced account data to assist clients in making better business decisions through analysis and analytical solutions. We maintain a comprehensive and granular direct observation database for credit card, debit card, and deposit transactions in the industry.

Furthermore, we are a leading provider of automated fraud detection, compliance and decision-support tools for the mortgage industry. Utilizing our own loan level application database combined with actual mortgage loan performance data, we have established a risk scoring system which increases our customers’ ability to detect fraud. We provide solutions that detect fraud through each step of the mortgage lifecycle and provide regulatory compliance solutions that perform instant compliance reviews of each mortgage application. Our fraud solutions can improve our customers’ profitability by predicting the likelihood that a customer account is experiencing fraud. Our solution analyzes customer transactions in real time and generates recommendations for immediate action which are critical to stopping fraud and abuse. These applications can also detect some organized fraud schemes that are too complex and well-hidden to be identified by other methods.

Effective fraud detection relies on pattern identification, which in turn requires us to identify, isolate and track mortgage applications through time. Histories of multiple loans, both valid and fraudulent, are required to compare a submitted loan both to actual data and heuristic analyses. For this reason, unless fraud detection solutions are fueled by comprehensive data, their practicality is limited. Our proprietary database contains more than 23 million current and historical loan applications collected over the past ten years. This database contains data from loan applications as well as supplementary third-party data.

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

Healthcare

We offer payment accuracy solutions that help healthcare claims payors detect fraud, abuse and overpayment. Our approach combines computer-based modeling and profiling of claims with analysis performed by clinical experts. We run our customers’ claims through our proprietary analytic system to identify potential fraud, abuse and overpayment, and then a registered nurse, physician or other clinical specialist skilled in coding and reimbursement decisions reviews all suspect claims and billing patterns. This combination of system and human review is unique in the industry and we believe offers improved accuracy for paying claims. We analyze the patterns of claims produced by individual physicians, physicians’ practices, hospitals, dentists, and pharmacies to locate the sources of fraud. After a suspicious source of claims is identified, our real-time analytic solutions investigate each claim individually for particular violations, including upcoding, multiple billings, services claimed but not rendered, and billing by unlicensed providers. By finding the individual claims with the most cost-recovery potential and also minimizing the number of false-positive indications of fraud, we enable the special investigation units of healthcare payors to efficiently control their claims costs while maintaining high levels of customer service to their insurers. We also offer web-based reporting tools that let payors take definitive action to prevent overpayments or payment of fraudulent claims. The tools provide the documentation that helps to identify, investigate and prevent abusive and fraudulent activity by providers.

We provide enterprise analytics and reporting systems to health insurers, provider organizations and self-insured employers. Those organizations use our healthcare business intelligence solutions to review their data, including information on claims, membership, providers and utilization, and provide cost trends, forecasts and actuarial, financial and utilization analyses. For example, our solutions allow our customers to predict medical costs and improve the financing and organization of health services. Our predictive models help our customers identify high-cost cases for care- and disease-management intervention, compare providers adjusting for differences in health, predict resource use for individuals and populations, establish health-based and performance-based payments, negotiate payments and incentives, negotiate premium rates, and measure return on investment. We also provide our customers healthcare services using complex clinical analyses to uncover reasons behind cost and utilization increases. Physicians and hospitals are adopting and acquiring new technologies, drugs and devices more rapidly than ever before. We provide financial and actuarial analyses, clinical, technical and implementation services and training services to help our customers manage costs and risks to their practices.

We are a provider of solutions for revenue & quality intelligence and compliance for certain aspects of the healthcare industry. We have systems, including our revenue integrity business, which analyze Medicare data for compliance with CMS (Centers for Medicare & Medicaid Services) guidelines, assist payers in payment integrity, data collection, and encounter data submission. By using our ReconEdge™, a web-based risk adjustment reconciliation system, healthcare payers can assess their organizations’ opportunities and compliance in payments. In addition, we offer proprietary systems and services that facilitate the aggregation, retrieval, coding, and analysis of medical records. We have a repository of medical records that are digitized, indexed, and securely hosted online. We use custom-built, proprietary technology to deliver medical records from facilities and provider locations. Our clients can access the clinical data through a cloud-based workflow management system. We are also a provider of HEDIS® (Healthcare Effectiveness Data and Information Set) software solutions. Our solution suite allows managed care organizations to calculate and submit HEDIS results to NCQA (National Committee for Quality Assurance), improve quality in covered populations, and reduce administrative overhead associated with quality reporting.

Specialized Markets

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

Our Growth Strategy

Over the past five years, we have grown our revenues at a CAGR of 14.5% through the successful execution of our business plan. These results reflect strong organic revenue growth, new product development and selected acquisitions. We have made, and continue to make, investments in people, data sets, analytic solutions, technology, and complementary businesses. The key components of our strategy include:

Increase Solution Penetration with Insurance Customers.    We expect to expand the application of our solutions in insurance customers’ internal risk and underwriting processes. Building on our deep knowledge of, and embedded position in, the insurance industry, we expect to sell more solutions to existing customers tailored to individual insurance segments. By increasing the breadth and relevance of our offerings, we believe we can strengthen our relationships with customers and increase our value to their decision making in critical ways.

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

Our Customers

Risk Assessment Customers

The customers in our Risk Assessment segment for the lines of P&C services we offer include the top 100 P&C insurance providers in the United States, as well as insurers in international markets. Our statistical agent services are used by a substantial majority of P&C insurance providers in the U.S. to report to regulators. Our actuarial services and industry-standard insurance programs are used by the majority of insurers and reinsurers in the U.S. In addition, certain agencies of the federal government, as well as county and state governmental agencies and organizations, use our solutions to help satisfy government needs for risk assessment and emergency response information.

Decision Analytics Customers

In the Decision Analytics segment, we provide our P&C insurance solutions to the majority of the P&C insurers in the U.S. Specifically, our claims database serves thousands of customers, representing over 90% of the P&C insurance industry by premium volume, 27 state workers’ compensation insurance funds, 594 self-insurers, 464 third-party administrators, several state fraud bureaus, and many law-enforcement agencies involved in investigation and prosecution of insurance fraud. We estimate that more than 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. In the U.S. healthcare industry, our customers include numerous health plans and third party administrators. In the U.S. our customers included 17 of the top 20 U.S. credit card issuers. We provide our solutions to leading mortgage lenders and mortgage insurers. We have been providing services to mortgage insurers for over 21 years.

Our Competitors

We believe no single competitor currently offers the same scope of services and market coverage we provide. The breadth of markets we serve exposes us to a broad range of competitors as described below.

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

Decision Analytics Competitors

In the P&C insurance claims market and catastrophe modeling market, certain products are offered by a number of companies, including Risk Management Solutions (catastrophe modeling), LexisNexis Risk Solutions (loss histories and motor vehicle records for personal lines underwriting), Decision Insight or MSB (property value and claims estimator), and Solera (personal automobile underwriting). We believe that our P&C insurance industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against these competitors with more limited offerings. In the healthcare market, certain products are offered by a number of companies, including Computer Sciences Corporation (evaluation of bodily injury and workers’ compensation claims), Fair Isaac Corporation (workers’ compensation and healthcare claims cost containment) and OptumInsight, McKesson, Truven Health Analytics (formerly MedStat), Inovalon (formerly MedAssurant), and iHealth (healthcare predictive modeling and business intelligence). Competitive factors include application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and price. In the mortgage analytics solutions market, our competitors include CoreLogic and DataVerify Corporation (mortgage lending fraud identification). We believe that none of our competitors in the mortgage analytics market offers the same combination of expertise in fraud detection analytics and forensic audit capabilities.

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

Our software development teams build the technology used in many of our solutions. As part of our product-development process, we continually solicit feedback from our customers on the value of our products and services and the market’s needs. We have established an extensive system of customer advisory panels, which meet regularly throughout the year to help us respond effectively to the needs of our markets. In addition, we use frequent sales calls, executive visits, user group meetings, and other industry forums to gather information to match the needs of the market with our product development efforts. We also use a variety of market research techniques to enhance our understanding of our clients and the markets in which they operate.

We also add to our offerings through an active acquisition program. Since 2008, we have acquired 14 businesses, which have allowed us to enter new markets, offer new solutions and enhance the value of existing services with additional proprietary sources of data.

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

Sales, Marketing and Customer Support

We sell our products and services primarily through direct interaction with our clients. We employ a three-tier sales structure that includes salespeople, product specialists and sales support. As of December 31, 2012, we had a sales force of 295 people. Within the company, several areas have sales teams that specialize in specific products and services. These specialized sales teams sell specific, highly technical product sets to targeted markets.

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

Sources of our Data

The data we use to perform our analytics and power our solutions are sourced through seven different kinds of data arrangements. First, we gather data from our customers within agreements that also permit our customers to use the solutions created upon their data. These agreements remain in effect unless the data contributor chooses to opt out and represent our primary method of data gathering. It is very rare that contributors elect not to continue providing us data. Second, we have agreements with data contributors in which we specify the particular uses of their data and provide to the data contributors their required levels of privacy, protection of data and where necessary de-identification of data. These agreements represent no cost to us and generally feature a specified period of time for the data contributions and require renewal. Third, we “mine” data found inside the transactions supported by our solutions; as an example, we utilize the claims settlement data generated inside our repair cost estimating solution to improve the cost factors used in our models. Again, these arrangements represent no cost to us and we obtain the consent of our customers to make use of their data in this way. Fourth, we source data generally at no cost from public sources including federal, state and local governments. Fifth, we gather data about the physical characteristics of commercial properties through the direct observation of our field staff that also perform property surveys at the request of, and facilitated by, property insurers. Sixth, we purchase data from data aggregators under contracts that reflect prevailing market pricing for the data elements purchased, including county tax assessor records, descriptions of hazards such as flood plains and professional licenses. Lastly, we retrieve medical records from facilities and provider locations at prevailing market prices. In all our modes of data collection, we are the owners of whatever derivative solutions we create using the data. Our costs of data received from our customers were 1.3% and 1.5% of revenues for the years ended December 31, 2012 and 2011, respectively.

Information Technology

Technology

Our information technology systems are fundamental to our success. They are used for the storage, processing, access and delivery of the data which forms the foundation of our business and the development and delivery of our solutions provided to our clients. Much of the technology we use and provide to our customers is developed, maintained and supported by approximately 1,200 employees. We generally own or have secured ongoing rights to use for the purposes of our business all the customer-facing applications which are material to our operations. We support and implement a mix of technologies, focused on implementing the most efficient technology for any given business requirement or task.

Data Centers

We have two primary data centers in Jersey City, New Jersey and Orem, Utah. In addition, we have data centers dedicated to certain business units, located in other states.

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

Employees

As of December 31, 2012, we employed 6,078 full-time and 417 part-time employees. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Our employees include over 200 actuarial professionals, including 50 Fellows and 26 Associates of the Casualty Actuarial Society, as well as 145 Chartered Property Casualty Underwriters, 16 Certified and 24 Associate Insurance Data Managers, and over 531 professionals with advanced degrees, including PhDs in mathematics and statistical modeling who review both the data and the models.

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

The public may read and copy any materials filed by Verisk with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We depend upon data from external sources, including data received from customers and various government and public record services, for information used in our databases. In general, we do not own the information in these databases, and the participating organizations could discontinue contributing information to the databases. Our data sources could withdraw or increase the price for their data for a variety of reasons, and we could also become subject to legislative, judicial, or contractual restrictions on the use of such data, in particular if such data is not collected by the third parties in a way which allows us to legally use and/or process the data. In addition, some of our customers are significant stockholders of our company. Specifically, a portion of Class A common stock is owned by insurers who are also our customers. If our customers’ percentage of ownership of our common stock decreases in the future, there can be no assurance that our customers will continue to provide data to the same extent or on the same terms. If a substantial number of data sources, or certain key sources, were to withdraw or be unable to provide their data, or if we were to lose access to data due to government regulation or if the collection of data became uneconomical, our ability to provide solutions to our customers could be impacted, which could materially adversely affect our business, reputation, financial condition, operating results and cash flows.

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

We derive a substantial portion of our revenues from U.S. P&C primary insurers. If there is a downturn in the U.S. insurance industry or that industry does not continue to accept our solutions, our revenues will decline.

Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2012, approximately 48.3% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, pricing of certain of our solutions are linked to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions.

Factors that might affect the acceptance of these solutions by P&C primary insurers include the following:

•	changes in the business analytics industry;

•	changes in technology;

•	our inability to obtain or use state fee schedule or claims data in our insurance solutions;

•	saturation of market demand;

•	loss of key customers;

•	industry consolidation; and

•	failure to execute our customer-focused selling approach

A downturn in the insurance industry or lower acceptance of our solutions by the insurance industry could result in a decline in revenues from that industry and have a material adverse effect on our financial condition, results of operations and cash flows.

Our revenues from customers in the mortgage vertical is largely transactional and subject to changing conditions of the U.S mortgage market.

Revenue derived from solutions we provide the U.S. mortgage and mortgage-related industries accounted for approximately 8.5% of our total revenue in the year ended December 31, 2012. Our forensic audits business and business with government-sponsored entities in the mortgage business accounted for approximately 52.0% of our total mortgage and mortgage-related revenue in 2012. Because our business relies on transaction volumes based on both new mortgage applications and forensic audit of funded loans, reductions in either the volume of mortgage loans originated or the number or quality of funded loans could reduce our revenue. Recently there have been proposals to restructure or eliminate the roles of Fannie Mae and Freddie Mac. The restructuring or elimination of either Fannie Mae or Freddie Mac could have a negative effect on the U. S. mortgage market and on our revenue derived from the solutions we provide to the mortgage industry. If origination volumes and applications for mortgages decline, our revenue in this part of the business may decline if we are unable to increase the percentage of mortgages examined for existing customers or add new customers. Our forensic audit business has benefited from the high amount of bad loans to be examined by mortgage insurers and other parties as a result of the U.S. mortgage crisis. Certain mortgage insurers who have been operating under regulatory waivers of capital sufficiency requirements have announced that they are currently unable to write new mortgage insurance policies unless regulatory relief is provided. Such a development could impact the volume of loans to be examined in our forensic audit business and could reduce our revenue and profitability. Additionally, a withdrawal of mortgage insurers from the mortgage loan market could potentially reduce the volume of loan originations, which could reduce the revenue in our origination-related business. Two customers represented the majority of our mortgage revenue in 2012 and if their volumes decline and we are not able to replace such volumes with new customers, our revenue may continue to decline.

There may be consolidation in our end customer market, which would reduce the use of our services.

Mergers or consolidations among our customers could reduce the number of our customers and potential customers. This could adversely affect our revenues even if these events do not reduce the aggregate number of customers or the activities of the consolidated entities. If our customers merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce their use of our services. The adverse effects of consolidation will be greater in sectors that we are particularly dependent upon, for example, in the P&C insurance and healthcare services sector. Any of these developments could materially and adversely affect our business, financial condition, operating results and cash flows.

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

Because personal, public and non-public information is stored in some of our databases, we are vulnerable to government regulation and adverse publicity concerning the use of our data. We provide many types of data and services that already are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Driver’s Privacy Protection Act, Health Insurance Portability and Accountability Act, the European Union’s Data Protection Directive, the Dodd Frank Wall Street Reform and Consumer Protection Act and to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe that the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Similar initiatives are under way in other countries in which we do business or from which we source data. The following legal and regulatory developments also could have a material adverse affect on our business, financial position, results of operations or cash flows:

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

Fraudulent or unpermitted data access and other security or privacy breaches may negatively impact our business and harm our reputation.

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

In addition, customers’ or other’s misuse of and/or gaining unpermitted access to our information or services could cause harm to our business and reputation and result in loss of customers. Any such misappropriation and/or misuse of our information could result in us, among other things, being in breach of certain data protection and related legislation.

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

Incidents in which consumer data has been fraudulently or improperly acquired or viewed, or any other security or privacy breaches, may occur and could go undetected. The number of potentially affected consumers identified by any future incidents is obviously unknown. Any such incident could materially and adversely affect our business, reputation, financial condition, operating results and cash flows.

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

Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect data centers and related technology against damage from hardware failure, fire, flood, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), natural disasters, or other disasters. Certain of our facilities are located in areas that could be impacted by coastal flooding, earthquakes or other disasters. The on-line services we provide are dependent on links to telecommunications providers. In addition, we generate a significant amount of our revenues through telesales centers and websites that we utilize in the acquisition of new customers, fulfillment of solutions and services and responding to customer inquiries. We may not have sufficient redundant operations to cover a loss or failure in all of these areas in a timely manner. Certain of our customer contracts provide that our on-line servers may not be unavailable for specified periods of time. Any damage to our data centers, failure of our telecommunications links or inability to access these telesales centers or websites could cause interruptions in operations that materially adversely affect our ability to meet customers’ requirements, resulting in decreased revenue, operating income and earnings per share.

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

Acquisitions could result in operating difficulties, dilution and other harmful consequences, and we may not be successful in achieving growth through acquisitions.

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

We typically fund our acquisitions through our debt facilities. Although we have capacity under committed facilities, much of our capacity is under our uncommitted facilities, under which lenders are not required to loan us any funds. Therefore, future acquisitions may require us to obtain additional financing, which may not be available on favorable terms or at all.

In addition, to the extent we cannot identify or consummate acquisitions that are complementary or otherwise attractive to our business, we may not experience difficulty in achieving future growth.

Our acquisition of Argus increased our leverage; in addition, we may not realize the expected benefits of the acquisition.

On August 31, 2012 we completed our acquisition of Argus. In order to finance the acquisition we incurred $380.0 million of indebtedness under our lending credit facility. On August 31, 2012, our total debt increased to approximately $1,600.0 million and our leverage ratio (debt to EBITDA (last twelve months proforma)) increased from 1.90x to 2.34x, and as of December 31, 2012 our total debt was approximately $1,461.4 million and our leverage ratio was 2.11x. Our increased leverage resulting from the Argus acquisition could adversely affect our business. In particular, it could increase our vulnerability to sustained adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. In addition we may fail to realize the expected benefits of the acquisition.

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

We are subject to antitrust, consumer protection and other litigation, and may in the future become subject to further such litigation; an adverse outcome in such litigation could have a material adverse effect on our financial condition, revenues and profitability.

We participate in businesses (particularly insurance-related businesses and services) that are subject to substantial litigation, including antitrust and consumer protection litigation. We are subject to the provisions of a 1995 settlement agreement in an antitrust lawsuit brought by various state Attorneys General and private plaintiffs which imposes certain constraints with respect to insurer involvement in our governance and business. We currently are defending against putative class action lawsuits in which it is alleged that certain of our subsidiaries failed to comply with the Fair Credit Reporting Act and related obligations. See “Item 3. Legal Proceedings.” Our failure to successfully defend or settle such litigation could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenues and profitability. Given the nature of our business, we may be subject to similar litigation in the future. Even if the direct financial impact of such litigation is not material, settlements or judgments arising out of such litigation could include further restrictions on our ability to conduct business, including potentially the elimination of entire lines of business, which could increase our cost of doing business and limit our prospects for future growth.

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

As of December 31, 2012, our stockholders, who owned our shares prior to the IPO and follow-on offering, continue to beneficially own a portion of our Class A common stock, primarily owned by our Employee Stock Ownership Plan or ESOP, representing in aggregate approximately 14.6% of our outstanding common stock. Such stockholders will be able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.

Pursuant to our equity incentive plans, options to purchase approximately 12,276,269 shares of Class A common stock were outstanding as of February 21, 2013. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our headquarters are in Jersey City, New Jersey. As of December 31, 2012, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	390,991	May 31, 2021
Orem, Utah	89,172	December 31, 2017
Boston, Massachusetts	69,806	November 30, 2020
South Jordan, Utah	49,377	December 31, 2013
Tempe, Arizona	44,481	March 31, 2014

We also lease offices in 22 states in the United States and the District of Columbia, and offices outside the United States to support our international operations in Canada, China, Denmark, England, Germany, India, Israel, Japan, Nepal, and Singapore.

We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business, including those matters described below. With respect to the ongoing matters, we are unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on our results of operations, financial position or cash flows. This is primarily because these cases remain in its early stages and discovery has not yet commenced. Although we believe we have strong defenses and intend to vigorously defend these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, financial position or cash flows.

Citizens Insurance Litigation

On February 28, 2012, we were served with a complaint filed in the Florida State Circuit Court for Pasco County naming Citizens Property Insurance Corporation (“Citizens”) and the Company’s Xactware subsidiary. The complaint alleged a class action seeking declaratory and injunctive relief against defendants and was brought on behalf of “all individuals who have purchased a new or renewed a property casualty insurance policy from Citizens” where Citizens used Xactware’s 360Value product to determine replacement value of the property. On March 12, 2012, plaintiffs served their First Amended Complaint additionally alleging : (1) that Citizens and Xactware knowingly made false statements to the plaintiff class concerning their properties’ replacement cost values; (2) fraud against Xactware based on its alleged misrepresentation of the replacement value of plaintiffs’ properties; (3) conspiracy against Citizens and Xactware based on their alleged artificial inflation of the value of plaintiffs’ properties; and (4) products liability against Xactware, claiming Xactware defectively designed 360Value as used in the Florida insurance market. The First Amended Complaint sought declaratory and injunctive relief, as well as unspecified monetary damages alleged to be in excess of $1,000 for the class. On May 31, 2012 plaintiff served his Second Amended Complaint which no longer alleged a class action, but continued to allege: (1) that Citizens and Xactware artificially inflated the replacement cost value of plaintiff’s property using 360Value; (2) fraud by Xactware; (3) a conspiracy between Citizens and Xactware; and (4) products liability against Xactware. The Second Amended Complaint similarly sought declaratory and injunctive relief as well as damages representing the difference between the premium plaintiff paid to Citizens using 360Value and what the premium should have been if Citizens used an accurate replacement cost value for plaintiff’s property. Defendants’ motion to transfer was granted and the case was transferred to the Leon County Circuit Court on September 17, 2012. Plaintiff dismissed all claims against Xactware on November 26, 2012.

Intellicorp Records, Inc. Litigation

On April 20, 2012, we were served with a class action complaint filed in Alameda County Superior Court in California naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp”) titled Jane Roe v. Intellicorp Records, Inc. The complaint alleged violations of the Fair Credit Reporting Act (“FCRA”) and claimed that Intellicorp failed to implement reasonable procedures to assure maximum possible accuracy of the adverse information contained in the background reports, failed to maintain strict procedures to ensure that criminal record information provided to employers is complete and up to date, and failed to notify class members contemporaneously of the fact that criminal record information was being provided to their employers and prospective employers. Intellicorp removed the case to the United States District Court of the Northern District

of California. The District Court later granted Intellicorp’s motion to transfer the case, which is now pending in the United States District Court for the Northern District of Ohio. On October 24, 2012 plaintiffs served their First Amended Complaint (the “Roe Complaint”) alleging a nationwide putative class action on behalf of all persons who were the subject of a Criminal SuperSearch or other “instant” consumer background report furnished to a third party by Intellicorp for employment purposes, and whose report contained any negative public record of criminal arrest, charge, or conviction without also disclosing the final disposition of the charges during the 5 years preceding the filing of this action through the date class certification is granted. The Roe Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees. On February 4, 2013, the District Court granted plaintiffs’ motion to amend the Roe Complaint to eliminate the named plaintiff’s individual claim for compensatory damages. This amendment did not change the breadth or scope of the request for relief sought on behalf of the proposed class.

On November 1, 2012, we were served with a complaint filed in the United States District Court for the Northern District of Ohio naming the Company’s subsidiary Intellicorp Records, Inc. titled Michael R. Thomas v. Intellicorp Records, Inc. On January 7, 2013 plaintiff served its First Amended Complaint (the “Thomas Complaint”) to add Mark A. Johnson (the plaintiff in the Johnson v. iiX matter described below) as a named plaintiff. The Thomas Complaint alleges a nationwide putative class action for violations of FCRA on behalf of “[a]ll natural persons residing in the United States (a) who were the subject of a report sold by Intellicorp to a third party, (b) that was furnished for an employment purpose, (c) that contained at least one public record of a criminal conviction or arrest, civil lien, bankruptcy or civil judgment, (d) within five years next preceding the filing of this action and during its pendency, and (e) to whom Intellicorp did not place in the United States mail postage-prepaid, on the day it furnished any part of the report, a written notice that it was furnishing the subject report and containing the name of the person that was to receive the report.” The Thomas Complaint proposes an alternative subclass as follows: “[a]ll natural persons residing in Ohio or Tennessee (a) who were the subject of a report sold by Intellicorp to a third party, (b) that was furnished for an employment purpose, (c) that contained at least one public record of a criminal conviction or arrest, civil lien, bankruptcy or civil judgment, (d) within five years next preceding the filing of this action and during its pendency, (e) when a mutual review of the record would reveal that the identity associated with the public record does not match the identity of the class member about whom the report was furnished, and (f) to whom Intellicorp did not place in the United States mail postage pre-paid, on the day it furnished any part of the report, a written notice that it was furnishing the subject report and containing the name of the person that was to receive the report.” Similar to the Roe action, the Thomas Complaint alleges that Intellicorp violated the FCRA, asserting that Intellicorp violated section 1681k(a)(1) of the FCRA because it failed to provide notice to the plaintiffs “at the time” the adverse public record information was reported. The named plaintiffs also allege individual claims under section 1681e(b) claiming that Intellicorp failed to follow reasonable procedures to assure maximum possible accuracy in the preparation of the consumer report it furnished pertaining to plaintiffs. The Thomas Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees, as well as compensatory and punitive damages on behalf of the named plaintiffs.

iiX Litigation

On January 3, 2013 we received service of a complaint filed in the United States District Court for the Southern District of Ohio naming the Company’s subsidiary Insurance Information Exchange (“iiX”) titled Mark A. Johnson v. Insurance Information Exchange, LLC (the “Johnson Complaint”) . The Johnson Complaint alleges a nationwide putative class action on behalf of “all natural persons residing in the United States who were the subject of a consumer report prepared by iiX for employment purposes within five (5) years prior to the filing of this Complaint and to whom iiX did not provide notice of the fact that public record information which is likely to have an adverse effect upon the consumer’s ability to obtain employment, is being reported by iiX, together with the name and address of the person to whom such information is being reported at the time such public record information is reported to the user of such consumer report.” Similar to the Thomas matter, the

Johnson Complaint alleges violations of section 1681k(a) of the FCRA claiming that iiX failed to notify customers contemporaneously that criminal record information was provided to a prospective employer and failed to maintain strict procedures to ensure that the information reported is complete and up to date. The Johnson Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to these matters.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. Our common stock was first publicly traded on October 7, 2009. As of February 21, 2013, the closing price of our Class A common stock was $53.73 per share, as reported by the NASDAQ Global Select Market. As of February 21, 2013, there were approximately 28 Class A stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders for Class A, because a large portion of Class A common stock is held in “street name” by brokers. We converted all Class B shares to Class A shares in 2011 and currently have no outstanding Class B shares.

We have not paid or declared any cash dividends on our Class A common stock during the two most recent fiscal years and we currently do not intend to pay dividends on our Class A common stock. We do have a publicly announced share repurchase plan and have repurchased 29,887,667 shares since our IPO. As of December 31, 2012, we had 376,275,965 shares of treasury stock.

The following table shows the quarterly range of the closing high and low per share sales prices for our common stock as reported by the NASDAQ Global Select Market for the years ending December 31:

	2012		2011
	High	Low	High	Low
Fourth Quarter	$51.35	$45.95	$40.13	$33.06
Third Quarter	$50.94	$46.39	$35.15	$30.98
Second Quarter	$49.43	$46.34	$34.72	$32.54
First Quarter	$47.33	$38.98	$34.47	$30.97

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

Fiscal Year Ending Dec. 31, 2012

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by the Company during the period covered by this report.

Issuer Purchases of Equity Securities

Our board of directors have authorized a share repurchase program, or Repurchase Program, up to $900.0 million, of which $144.2 million remains available as of December 31, 2012. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Our shares repurchased for the quarter ending December 31, 2012 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1, 2012 through October 31, 2012	225,276	$47.11	225,276	$168,339
November 1, 2012 through November 30, 2012	234,660	$48.61	234,660	$156,932
December 1, 2012 through December 31, 2012	255,000	$49.96	255,000	$144,192

	714,936		714,936

Item 6.	Selected Financial Data

The following selected historical financial data should be read in conjunction with, and are qualified by reference to, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from audited consolidated financial statements that are not included in this annual report on Form 10-K. Results for the year ended December 31, 2012 are not necessarily indicative of results that may be expected in any other future period.

Between January 1, 2008 and December 31, 2012 we acquired 14 businesses, which may affect the comparability of our consolidated financial statements. The following table sets forth our statement of operations for the years ended December 31:

	2012	2011	2010	2009	2008
	(in thousands, except for share and per share data)
Revenues:
Decision Analytics revenues	$954,814	$768,479	$596,205	$503,128	$389,159
Risk Assessment revenues	579,506	563,361	542,138	523,976	504,391

Revenues	1,534,320	1,331,840	1,138,343	1,027,104	893,550

Expenses:
Cost of revenues	607,174	533,735	463,473	491,294	386,897
Selling, general and administrative	231,359	209,469	166,374	162,604	131,239
Depreciation and amortization of fixed assets	50,624	43,827	40,728	38,578	35,317
Amortization of intangible assets	53,575	34,792	27,398	32,621	29,555
Acquisition related liabilities adjustment(1)	—	(3,364)	(544)	—	—

Total expenses	942,732	818,459	697,429	725,097	583,008

Operating income	591,588	513,381	440,914	302,007	310,542

Other income (expense):
Investment income	460	201	305	195	2,184
Realized (loss) gain on securities, net	(332)	686	95	(2,332)	(2,511)
Interest expense	(72,508)	(53,847)	(34,664)	(35,265)	(31,316)

Total other expense, net	(72,380)	(52,960)	(34,264)	(37,402)	(31,643)

Income before income taxes	519,208	460,421	406,650	264,605	278,899
Provision for income taxes	(190,066)	(177,663)	(164,098)	(137,991)	(120,671)

Net income	$329,142	$282,758	$242,552	$126,614	$158,228

Basic net income per share(2)	$1.98	$1.70	$1.36	$0.72	$0.87

Diluted net income per share(2)	$1.92	$1.63	$1.30	$0.70	$0.83

Weighted average shares outstanding(2):
Basic	165,890,258	166,015,238	177,733,503	174,767,795	182,885,700

Diluted	171,709,518	173,325,110	186,394,962	182,165,661	190,231,700

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance for the years ended December 31:

	2012	2011	2010	2009	2008
	(in thousands)
Other data:
EBITDA (3):
Decision Analytics EBITDA	$379,655	$305,837	$240,623	$162,278	$152,708
Risk Assessment EBITDA	316,260	287,050	268,817	208,791	222,379

EBITDA	$695,915	$592,887	$509,440	$371,069	$375,087

The following is a reconciliation of net income to EBITDA:
Net income	$329,142	$282,758	$242,552	$126,614	$158,228
Depreciation and amortization of fixed and intangible assets	104,199	78,619	68,126	71,199	64,872
Interest expense	72,508	53,847	34,664	35,265	31,316
Provision for income taxes	190,066	177,663	164,098	137,991	120,671

EBITDA	$695,915	$592,887	$509,440	$371,069	$375,087

The following table sets forth our consolidated balance sheet data as of the years ended December 31:

	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$89,819	$191,603	$54,974	$71,527	$33,185
Total assets	$2,360,336	$1,541,106	$1,217,090	$996,953	$928,877
Total debt(4)	$1,461,425	$1,105,886	$839,543	$594,169	$669,754
Redeemable common stock(5)	$—	$—	$—	$—	$749,539
Stockholders’ equity (deficit)(6)	$255,591	$(98,490)	$(114,442)	$(34,949)	$(1,009,823)

(1)	During the second quarter of 2011, we reevaluated the probability of D2Hawkeye and Strategic Analytics achieving the specified predetermined EBITDA and revenue targets for exceptional performance in fiscal year 2011 and reversed the contingent consideration related to these acquisitions. During the third quarter of 2010, we reevaluated the probability of TierMed achieving the specified predetermined EBITDA and revenue targets and reversed its contingent consideration related to this acquisition.

(2)	In conjunction with the IPO, the stock of Insurance Services Office, Inc. converted to stock of Verisk Analytics, Inc, which effected a fifty-to-one stock split of its common stock. The numbers in the above table reflect this stock split.

(3)	EBITDA is the financial measure which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. In the second quarter of 2012, we changed our definition of EBITDA such that it only reflects the definition noted and no longer excludes investment income/ (loss) and realized gain/ (loss) on securities, net for all periods presented. In addition, this Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 17 of our consolidated financial statements included in this Annual Report Form 10-K.

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

•	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

(4)	Includes capital lease obligations.

(5)	Prior to our corporate reorganization, we were required to record our Class A common stock and vested options at redemption value at each balance sheet date as the redemption of these securities was not solely within our control, due to our contractual obligations to redeem these shares. We classified this redemption value as redeemable common stock. After our IPO, we were no longer obligated to redeem these shares and therefore we reversed the redeemable common stock balance.

(6)	Subsequent to our corporate reorganization, share repurchases are recorded as treasury stock within stockholders’ deficit, as we intend to reissue shares from treasury stock in the future. For the years ended December 31, 2012 and 2011, we repurchased $162.6 million and $380.7 million, respectively, of treasury stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We enable risk-bearing businesses to better understand and manage their risks. We provide value to our customers by supplying proprietary data that, combined with our analytic methods, creates embedded decision support solutions. We are the largest aggregator and provider of data pertaining to U.S. property and casualty, or P&C, insurance risks. We offer solutions for detecting fraud in the U.S. P&C insurance, financial and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to supply chain to health insurance.

Our customers use our solutions to make better risk decisions with greater efficiency and discipline. We refer to these products and services as “solutions” due to the integration among our products and the flexibility that enables our customers to purchase components or the comprehensive package of products. These solutions take various forms, including data, statistical models or tailored analytics, all designed to allow our clients to make more logical decisions. We believe our solutions for analyzing risk positively impact our customers’ revenues and help them better manage their costs.

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

We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 37.8% and 42.3% of our revenues for the years ended December 31, 2012 and 2011, respectively. Effective December 31, 2012, we combined the statistical agency and data services and actuarial services into industry-standard insurance programs within our Risk Assessment segment. Our Decision Analytics segment provides solutions our customers use to analyze the processes of the Verisk Risk Analysis Framework: Prediction of Loss, Detection and Prevention of Fraud, and Quantification of Loss. Effective December 31, 2011, we realigned the revenue categories within our Decision Analytics segment, including fraud identification and detection solutions, loss prediction solutions and loss quantification solutions, into four vertical market-related groupings of insurance, mortgage and financial services, healthcare, and specialized markets. We believe that this enhances financial reporting transparency and helps investors better understand the themes within the Decision Analytics segment. Our Decision Analytics segment revenues represented approximately 62.2% and 57.7% of our revenues for the years ended December 31, 2012 and 2011, respectively.

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

Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application or loan, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For the years ended December 31, 2012 and 2011, 32.8% and 31.1% of our revenues, respectively, were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.

Approximately 87.1% and 85.7% of the revenues in our Risk Assessment segment for the years ended December 31, 2012 and 2011, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 55.2% and 56.6% of the revenues in our Decision Analytics segment, for the years ended December 31, 2012 and 2011, respectively, were derived from subscriptions and long-term agreements for our solutions.

Principal Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 62.5% and 65.3% of our total expenses for the years ended December 31, 2012 and 2011, respectively include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

While we expect to grow our headcount over time to take advantage of our market opportunities, we believe that the economies of scale in our operating model will allow us to grow our personnel expenses at a lower rate than revenues. Historically, our EBITDA margin has improved because we have been able to increase revenues without a proportionate corresponding increase in expenses. However, part of our corporate strategy is to invest in new solutions which may offset margin expansion.

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

Trends Affecting Our Business

We serve customers in three primary vertical markets: property/casualty insurance, healthcare, and financial services. The industry trends in each of those markets can affect our business.

Growth in property/casualty insurers’ direct written premiums is cyclical, with total industry premium growth receding from a peak of 14.7% in 2002 to a trough of negative 3.1% in 2009 and subsequently recovering to 3.6% in 2011 and 4.4% through nine-months 2012. Based on reports of firming in insurance markets, and assuming modest growth in the economy, we expect premium growth at or above recent rates through 2013.Growth or decline in premiums for the lines of insurance for which we perform services could positively or negatively affect our revenues, because premium growth can affect the volume of solutions as well as the number and types of solutions our customers buy. Also, we link the pricing of certain solutions in part to an individual customer’s premiums from prior years. The pricing for those solutions is fixed at the beginning of each calendar year. We have also signed multiyear contracts with certain customers, and for those customers, pricing is fixed at the beginning of each multiyear period.

Trends in catastrophe and noncatastrophe weather losses can have an effect on our customers’ profitability and therefore their appetite for buying analytics to help them manage their risks. The apparent increase in the frequency and severity of weather events that cause losses for insurers could lead to increased demand for our catastrophe modeling, catastrophe loss information, and repair cost solutions. A significant decrease in the number or severity of catastrophes could negatively affect our revenues.

The need by our customers to fight insurance fraud — both in claims and at policy inception — could lead to increased demand for our underwriting and claims solutions. Additionally, a significant change in insurers’ profitability could positively or negatively affect demand for our solutions.

Trends in the U.S. healthcare market can affect a portion of our revenues in the Decision Analytics segment. That market is undergoing significant change as the result of healthcare reform legislation. The specific trends we see affecting our current healthcare business include payment reform, expansion of insurance coverage, and efforts at cost containment. Payment reform will likely drive the market to value-based reimbursement and require healthcare providers to bear increased financial risk and responsibility for quality outcomes. The expansion of insurance eligibility will presumably increase Medicaid rolls and promote participation in statewide health exchanges. And as the government seeks to control fraud, waste, and abuse, efforts to contain costs will likely become more prevalent. Although such changes have the potential to disrupt the healthcare marketplace, we believe the requirements for reform could increase demand for our analytic solutions in the areas of population management, quality measurement, Medicare Advantage revenue intelligence and optimization, risk adjustment, and detection of prepayment fraud and abuse.

Trends in the U.S. financial market can affect a portion of our revenues in the Decision Analytics segment. The volume of applications for new mortgages or refinancing of existing mortgages can affect a portion of our mortgage-related revenues. Based on estimates by the Mortgage Bankers Association as of January 15, 2013, we expect mortgage origination activity (new originations and refinancing) to decrease in 2013. That could have a negative effect on our revenues. However, regulatory and economic conditions could also affect our revenues. The current regulatory environment has created a flight to quality among residential lenders in the United States. That could create increased demand for our solutions that help customers focus on improved underwriting quality of mortgage loans. Conversely, a continued reduction of loan inventories related to foreclosures and early payment defaults may have an adverse effect on activities related to the analysis and curing of those loans. In the payments industry, continued growth in debit and credit card usage could positively impact our financial services’ solutions revenue.

Description of Acquisitions

We acquired nine businesses since January 1, 2010. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods.

On December 20, 2012, we acquired the net assets of Insurance Risk Management Solutions, or IRMS. IRMS provided integrated property risk assessment technology underlying one of our GIS (geographic information system) underwriting solutions. At the end of 2012, this long-term contract (since 1992) with IRMS was expiring and precipitated a change in our business relationship. Instead of continuing forward with a new services agreement, we acquired the technology and service assets of IRMS as this will enable us to better manage, enhance and continue to use the solutions as part of our Risk Assessment segment. This acquisition had minimal revenue and operating expense impact for the year ending December 31, 2012, given the timing of the acquisition. See Note 9 to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchase allocation.

On August 31, 2012, we acquired Argus Information & Advisory Services, LLC, or Argus, a provider of information, competitive benchmarking, scoring solutions, analytics, and customized services to financial institutions and regulators in North America, Latin America, and Europe. Argus leverages its comprehensive payment data sets and provides proprietary solutions to a client base that includes credit and debit card issuers, retail banks and other consumer financial services providers, payment processors, insurance companies, and other industry stakeholders. Within our Decision Analytics segment, this acquisition enhances our position as a provider of data, analytics, and decision-support solutions to financial institutions globally. See Note 9 to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchase allocation.

On July 2, 2012, we acquired the net assets of Aspect Loss Prevention, LLC, or ALP, a provider of loss prevention and analytic solutions to the retail, entertainment, and food industries. Within our Decision Analytics segment, this acquisition further advances our position as a provider of data, crime analytics, and decision-support solutions. See Note 9 to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchase allocation.

On March 30, 2012, we acquired 100% of the stock of MediConnect Global, Inc., or MediConnect, a service provider of medical record retrieval, digitization, coding, extraction, and analysis. Within our Decision Analytics segment, MediConnect further supports our objective to be the leading provider of data, analytics, and decision-support solutions to the healthcare and property casualty industries. See Note 9 to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchase allocation.

On June 17, 2011, we acquired the net assets of Health Risk Partners, LLC, or HRP, a provider of solutions to optimize revenue, improve compliance and improve quality of care for Medicare Advantage health plans. Within our Decision Analytics segment, this acquisition further advances our position as a major provider of data, analytics, and decision-support solutions to the healthcare industry.

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

On December 16, 2010, we acquired 100% of the common stock of 3E Company, or 3E, a global source for a comprehensive suite of environmental health and safety compliance solutions. Within our Decision Analytics segment, we believe that 3E’s platform is consistent with our historical expertise in regulatory and compliance matters.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Results of Operations

Revenues

Revenues were $1,534.3 million for the year ended December 31, 2012 compared to $1,331.8 million for the year ended December 31, 2011, an increase of $202.5 million or 15.2%. In 2011and 2012, we acquired the following companies, Bloodhound, HRP, MediConnect, ALP, and Argus, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. Bloodhound and HRP were included as recent acquisitions only for the first and second quarters of 2012 and 2011 as full quarter comparable revenues did not exist until the third quarter of 2012 due to the timing of the acquisitions. These recent acquisitions were within our Decision Analytics segment and provided an increase of $105.1 million in revenues for the year ended December 31, 2012. Excluding recent acquisitions, revenues increased $97.4 million or 7.3%, which included an increase in our Decision Analytics segment of $81.2 million or 10.6% and an increase in our Risk Assessment segment of $16.2 million or 2.9%. Revenue growth within Decision Analytics was primarily driven by strong increases in our healthcare revenue category and contributions from our insurance revenue category. Revenue growth within Risk Assessment was primarily driven by our industry-standard insurance programs. Refer to the Results of Operations by Segment within this section for further information regarding our revenues.

Cost of Revenues

Cost of revenues was $607.1 million for the year ended December 31, 2012 compared to $533.7 million for the year ended December 31, 2011, an increase of $73.4 million or 13.8%. Recent acquisitions all within the Decision Analytics segment, accounted for an increase of $51.4 million in cost of revenues for the year ended December 31, 2012 which were primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $22.0 million or 4.1%. The increase was primarily due to increases in salaries and employee benefits cost of $16.8 million. Other increases include information technology expense of $3.5 million, data costs of $0.7 million, travel and travel related costs of $0.4 million, rent expense of $0.4 million and other operating costs of $0.2 million.

The increase in salaries and employee benefits of $16.8 million includes an increase of $27.1 million in annual salaries and employee benefits such as medical costs and equity incentive plans, and was partially offset by a decrease of $10.3 million in pension costs. The pension cost decreased primarily due to our pension plan freeze in 2012, which eliminated all future compensation and services credits to participants of our pension plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SGA, were $231.4 million for the year ended December 31, 2012 compared to $209.5 million for the year ended December 31, 2011, an increase of $21.9 million or 10.4%. Recent acquisitions accounted for an increase of $11.1 million, which was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA increased $10.8 million or 5.2%. The increase was primarily due to an increase in salaries and employee benefits of $8.5 million, cost related to travel and travel related items of $0.5 million, professional fees of $0.3 million and other general expenses of $1.5 million.

The increase in salaries and benefits of $8.5 million includes an increase of $11.2 million in annual salaries increases, medical costs, commissions, and long term equity compensation plan costs. This was offset by a decrease of $2.7 million in pension cost, primarily due to our pension plan freeze.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $50.6 million for the year ended December 31, 2012 compared to $43.8 million for the year ended December 31, 2011, an increase of $6.8 million or 15.5%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.

Amortization of Intangible Assets

Amortization of intangible assets was $53.6 million for the year ended December 31, 2012 compared to $34.8 million for the year ended December 31, 2011, an increase of $18.8 million or 54.0%. The increase was primarily related to amortization of intangible assets associated with recent acquisitions of $22.1 million, partially offset by $3.3 million of amortization of intangible assets associated with prior acquisitions that have been fully amortized.

Acquisition Related Liabilities Adjustment

There was no acquisition related liabilities adjustment for the year ended December 31, 2012 and $3.4 million for the year ended December 31, 2011. This benefit was a result of a reduction of $3.4 million to contingent consideration due to the reduced probability of the D2 and SA acquisitions achieving the EBITDA and revenue earnout targets for exceptional performance in fiscal year 2011 established at the time of acquisition.

Investment Income and Realized (Loss) Gain on Securities, Net

Investment income and realized (loss) gain on securities, net, was a gain of $0.1 million for the year ended December 31, 2012 as compared to a gain of $0.9 million for the year ended December 31, 2011, a decrease of $0.8 million.

Interest Expense

Interest expense was $72.5 million for the year ended December 31, 2012 compared to $53.8 million for the year ended December 31, 2011, an increase of $18.7 million or 34.7%. This increase is primarily due to the issuance of our 5.800% senior notes in April 2011, 4.875% senior notes in December 2011 and 4.125% senior notes in September 2012 with aggregate principal balances of $450.0 million, $250.0 million and $350.0 million, respectively.

Provision for Income Taxes

The provision for income taxes was $190.1 million for the year ended December 31, 2012 compared to $177.7 million for the year ended December 31, 2011, an increase of $12.4 million or 7.0%. The effective tax rate was 36.6% for the year ended December 31, 2012 compared to 38.6% for the year ended December 31, 2011. The effective rate for the year ended December 31, 2012 was lower due to benefits resulting from the successful execution of tax planning strategies, in which a portion was a non-recurring benefit.

EBITDA Margin

The EBITDA margin for our consolidated results was 45.4% for the year ended December 31, 2012 compared to 44.5% for the year ended December 31, 2011. For the year ended December 31, 2012, the recent acquisitions mitigated our margin expansion by 0.5%. The increase in margin is primarily attributed to operating leverage as well as cost efficiencies achieved in 2012. For the year ended December 31, 2011, the acquisition related liability adjustment positively impacted our EBITDA margin by 0.2%.

Results of Operations by Segment

Decision Analytics

Revenues

Revenues for our Decision Analytics segment were $954.8 million for the year ended December 31, 2012 compared to $768.5 million for the year ended December 31, 2011, an increase of $186.3 million or 24.2%. Recent acquisitions accounted for an increase of $105.1 million in revenues for the year ended December 31, 2012. Excluding recent acquisitions, our Decision Analytics revenue increased $81.2 million or 10.6%.

Our revenue by category for the periods presented is set forth below for the years ended December 31:

	2012	2011	Percentage Change
	(In thousands)
Insurance	$493,456	$451,216	9.4%
Financial Services	153,039	134,702	13.6%
Healthcare	222,955	103,722	115.0%
Specialized markets	85,364	78,839	8.3%

Total Decision Analytics	$954,814	$768,479	24.2%

Our insurance revenue increased $42.2 million or 9.4%, and excluding recent acquisitions (ALP) revenue of $0.8 million within this category, our insurance revenue increased $41.4 million or 9.2%, primarily due to an increase within our loss quantification solutions as a result of new customers and an increase in our catastrophe modeling services for existing customers, as well an increase in insurance fraud solutions revenue.

Our financial services revenue increased $18.4 million or 13.6%, and excluding recent acquisitions (Argus) revenue of $21.5 million within this category, our financial services revenue decreased $3.1 million or 2.3%. The inclusion of property appraisal tools facing the mortgage market revenue of $12.1 million, which was previously reported as part of the property-specific rating and underwriting information category within our Risk Assessment segment in 2011, mitigated the decrease in this category. Excluding recent acquisitions and the property appraisal revenue, our financial services revenue decreased $15.2 million or 11.3% reflecting lower volumes within forensic solutions due to the continued challenges in the mortgage market.

Our healthcare revenue increased $119.2 million or 115.0%, and excluding the recent acquisitions (Bloodhound, HRP, and MediConnect) revenue of $82.8 million within this category, our healthcare revenue increased $36.4 million or 36.2% primarily due to an increase in transactions within our revenue integrity solutions and due to increase fraud services as customer contracts were implemented.

Our specialized markets revenue increased $6.5 million or 8.3% as a result of continued penetration of existing customers within our supply chain services and weather and climate risk solutions.

Cost of Revenues

Cost of revenues for our Decision Analytics segment was $424.7 million for the year ended December 31, 2012 compared to $340.0 million for the year ended December 31, 2011, an increase of $84.7 million or 24.9%. Excluding the impact of recent acquisitions of $51.4 million, our cost of revenues increased by $33.3 million or 9.8%. This increase is primarily due to a net increase in salary and employee benefits of $24.7 million. Other increases include information technology expenses of $4.0 million, data costs expenses of $2.4 million, travel and travel related costs of $0.8 million, rent expenses of $0.7 million and other general expenses of $0.7 million.

The increase in salaries and employee benefits of $24.7 million includes an increase of $26.3 million in annual salaries and employee benefits, medical costs, and long term equity compensation plan costs, and due to the reallocation of certain resources from Risk Assessment relating to property appraisal tools that began January 2012. These increases were partially offset by a decrease of $1.6 million in pension cost primarily because of our pension plan freeze.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Decision Analytics segment were $150.5 million for the year ended December 31, 2012 compared to $126.0 million for the year ended December 31, 2011, an increase of $24.5 million or 19.4%. Excluding the impact of recent acquisitions of $11.1 million, SGA increased $13.4 million or 10.8%. The increase was primarily due to an increase in salaries and employee benefits of $11.5 million, costs related to travel expenses of $0.6 million, and professional fees of $1.7 million. These increases were offset by a decrease in other general expenses of $0.4 million.

The increase in salaries and employee benefits of $11.5 million includes an increase of $12.2 million in annual salaries and employee benefits, medical costs, commissions, and long term equity compensation plan costs, and was partially offset by a decrease of $0.7 million in pension cost, primarily due to our pension plan freeze.

EBITDA Margin

The EBITDA margin for our Decision Analytics segment was 39.8% for the years ended December 31, 2012 and 2011. For the year ended December 31, 2012, the recent acquisitions mitigated our margin expansion by 0.1%. For the year ended December 31, 2011, the acquisition related liability adjustment positively impacted our EBITDA margin by 0.4%.

Risk Assessment

Revenues

Revenues for our Risk Assessment segment were $579.5 million for the year ended December 31, 2012 as compared to $563.3 million for the year ended December 31, 2011, an increase of $16.2 million or 2.9%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs’ solutions as well as selling expanded solutions to existing customers. As described with the Decision Analytics segment revenue, beginning January 1, 2012, we reallocated certain property appraisal tools revenue of $12.1 million for year ended December 31, 2012, from the property-specific rating and underwriting information category to the financial services category in Decision Analytics.

Our revenue by category for the periods presented is set forth below for the years ended December 31:

	2012	2011	Percentage Change
	(In thousands)
Industry-standard insurance programs	$450,646	$426,228	5.7%
Property-specific rating and underwriting information	128,860	137,133	(6.0)%

Total Risk Assessment	$579,506	$563,361	2.9%

Cost of Revenues

Cost of revenues for our Risk Assessment segment was $182.4 million for the year ended December 31, 2012 compared to $193.7 million for the year ended December 31, 2011, a decrease of $11.3 million or 5.8%. The decrease was primarily due to decrease in salaries and employee benefits costs of $7.9 million, primarily related to lower pension cost of $8.7 million, and a reallocation of certain resources to our Decision Analytics segment relating to property appraisal tools that occurred in 2012. Other decreases were related to information technology expenses of $0.5 million, data and consulting costs of $1.7 million, travel expenses of $0.4 million, rent expense of $0.3 million, and other general expenses of $0.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Risk Assessment segment were $80.9 million for the year ended December 31, 2012 compared to $83.5 million for the year ended December 31, 2011, a decrease of

$2.6 million or 3.1%. The decrease was primarily due to a decrease in salaries and employee benefits of $3.0 million, primarily related to lower pension cost of $2.0 million. Other decreases included travel costs of $0.1 million and professional fees of $1.4 million. These decreases were offset by an increase in other general expenses of $1.9 million.

EBITDA Margin

The EBITDA margin for our Risk Assessment segment was 54.6% for the year ended December 31, 2012 compared to 51.0% for the year ended December 31, 2011. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies achieved in 2012.

In addition, we reallocated certain resources related to property appraisal tools to Decision Analytics, which partially attributed to our margin expansion.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Results of Operations

Revenues

Revenues were $1,331.8 million for the year ended December 31, 2011 compared to $1,138.3 million for the year ended December 31, 2010, an increase of $193.5 million or 17.0%. In 2011 and in 2010, we acquired five companies, HRP, Bloodhound , CP, 3E, and SA, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. Recent acquisitions were within our Decision Analytics segment and provided an increase of $106.9 million in revenues for the year ended December 31, 2011. Excluding recent acquisitions, revenues increased $86.6 million, which included an increase in our Risk Assessment segment of $21.2 million and an increase in our Decision Analytics segment of $65.4 million. Refer to the Results of Operations by Segment within this section for further information regarding our revenues.

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

Acquisition Related Liabilities Adjustment

Acquisition related liabilities adjustment was a benefit of $3.4 million for the year ended December 31, 2011 and $0.5 million for the year ended December 31, 2010. This benefit was a result of a reduction of $3.4 million to contingent consideration due to the reduced probability of the D2 and SA acquisitions achieving the EBITDA and revenue earn-out targets for exceptional performance in fiscal year 2011 established at the time of acquisition. In 2010, we reevaluated the probability of TierMed achieving the specified predetermined EBITDA and revenue targets and reversed $0.5 million of contingent consideration related to this acquisition.

Investment Income and Realized Gain (Loss) on Securities, Net

Investment income and realized gain (loss) on securities, net, was a gain of $0.9 million for the year ended December 31, 2011 as compared to a gain of $0.4 million for the year ended December 31, 2010, an increase of $0.5 million.

Interest Expense

Interest expense was $53.8 million for the year ended December 31, 2011 compared to $34.7 million for the year ended December 31, 2010, an increase of $19.1 million or 55.3%. This increase is primarily due to the issuance of our 5.80% and 4.875% senior notes in the aggregate principal of $450.0 million and $250.0 million, respectively.

Provision for Income Taxes

The provision for income taxes was $177.7 million for the year ended December 31, 2011 compared to $164.1 million for the year ended December 31, 2010, an increase of $13.6 million or 8.3%. The effective tax rate was 38.6% for the year ended December 31, 2011 compared to 40.4% for the year ended December 31, 2010. The effective rate for the year ended December 31, 2011 was lower due to settlements and resolution of uncertain tax positions, as well as a change in deferred taxes in 2010, but not in 2011, of $2.4 million resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in 2010.

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

Our revenue by category for the periods presented is set forth below for the years ended December 31:

	2011	2010	Percentage Change
	(In thousands)
Insurance	$451,216	$372,843	21.0%
Financial Services	134,702	137,365	(1.9)%
Healthcare	103,722	57,972	78.9%
Specialized markets	78,839	28,025	181.3%

Total Decision Analytics	$768,479	$596,205	28.9%

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

Risk Assessment

Revenues

Revenues were $563.3 million for the year ended December 31, 2011 as compared to $542.1 million for the year ended December 31, 2010, an increase of $21.2 million or 3.9%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry standard insurance programs’ solutions as well as selling expanded solutions to existing customers.

Our revenue by category for the periods presented is set forth below for the years ended December 31:

	2011	2010	Percentage Change
	(In thousands)
Industry-standard insurance programs	$371,894	$353,501	5.2%
Property-specific rating and underwriting information	137,133	137,071	0.0%
Statistical agency and data services	31,518	29,357	7.4%
Actuarial services	22,816	22,209	2.7%

Total Risk Assessment	$563,361	$542,138	3.9%

Cost of Revenues

Cost of revenues for our Risk Assessment segment was $193.7 million for the year ended December 31, 2011 compared to $194.7 million for the year ended December 31, 2010, a decrease of $1.0 million or 0.5%. The decrease was primarily due to decrease in salaries and employee benefits costs of $2.0 million, primarily related to lower pension cost of $2.4 million. Salaries and employee benefit costs, excluding pension costs, increased only moderately due to a reallocation of information technology resources to our Decision Analytics segment. Other decreases were related to office maintenance expense of $0.8 million. These decreases were partially offset by an increase in travel and travel related costs of $0.5 million, data and consultant costs of $0.2 million, leased software of $0.1 million and other general expenses of $1.0 million.

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

Quarterly Results of Operations

The following table sets forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2012. In management’s opinion, the quarterly data has been prepared on the same basis as the audited consolidated financial statements included in this annual report on Form 10-K, and reflects all necessary adjustments for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
	2012				2012
	(in thousands)
Statement of income data:
Revenues	$346,501	$373,226	$398,863	$415,730	$1,534,320
Operating income	$138,961	$138,402	$155,251	$158,974	$591,588
Net income	$74,601	$73,331	$82,911	$98,299	$329,142
Basic net income per share:	$0.45	$0.44	$0.50	$0.59	$1.98
Diluted net income per share:	$0.44	$0.43	$0.48	$0.57	$1.92

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
	2011				2011
	(in thousands)
Statement of income data:
Revenues	$312,869	$327,280	$340,098	$351,593	$1,331,840
Operating income	$119,297	$123,818	$131,409	$138,857	$513,381
Net income	$65,876	$65,577	$70,987	$80,318	$282,758
Basic net income per share:	$0.39	$0.39	$0.43	$0.49	$1.70
Diluted net income per share:	$0.37	$0.38	$0.41	$0.47	$1.63

Liquidity and Capital Resources

As of December 31, 2012 and 2011, we had cash and cash equivalents and available-for-sale securities of $94.7 million and $196.7 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.

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

Our capital expenditures, which include non-cash purchases of fixed assets and capital lease obligations, as a percentage of revenues for the years ended December 31, 2012 and 2011, were 5.2% and 5.1%, respectively. We estimate our capital expenditures for 2013 will be approximately $115.0 million, which primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.”

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2012, 2011 and 2010, we repurchased $162.6 million, $380.7 million and $422.3 million, respectively, of our common stock. Included in the 2010 share repurchases are $209.8 million of Class B, including repurchases of $199.9 million and $9.9 million of Verisk Class B-1 and Class B-2, respectively, which were not a part of the Repurchase Program.

In prior years, we provided pension and postretirement benefits to certain qualifying active employees and retirees. On February 29, 2012, we instituted a hard freeze, which eliminated all future compensation and service credits, to all participants in the pension plans. In April 2012, we completed a voluntary prefunding to our qualified pension plan of $72.0 million, which resulted in a contribution of $78.8 million for the year, of which $28.2 million was the minimum contribution requirement for 2012. As a result of the prefunding, we do not expect to make any contribution in 2013 with respect to our qualified pension plan. Under the postretirement plan, we provided certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. In March 2012, we established a voluntary employee’s beneficiary association plan, or VEBA plan, to fund the postretirement plan. We contributed $20.0 million to the VEBA Plan during the year ended December 31, 2012. We expect to contribute approximately $1.1 million to the postretirement plan in 2013. See Note 16 to our consolidated financial statements included in this annual report on Form 10-K.

Financing and Financing Capacity

We had total debt, excluding capital lease and other obligations, of $1,454.4 million and $1,096.7 million at December 31, 2012 and 2011, respectively. The debt at December 31, 2012 is primarily issued under long-term private placement loan facilities and senior notes issued to finance our stock repurchases and acquisitions.

On April 6, 2011, we completed an issuance of senior notes in the aggregate principal amount of $450.0 million. These senior notes are due on May 1, 2021 and accrue interest at a rate of 5.800% per annum. We received net proceeds of $446.0 million after deducting original issue discount and underwriting discounts, and commissions of $4.0 million. These discounts and commissions are amortized over the ten-year period, which is consistent with the remaining life of the notes. Interest is payable semi-annually on May 1st and November 1st each year, beginning on November 1, 2011.

On December 8, 2011, we completed a second issuance of senior notes in the aggregate principal of $250.0 million. These senior notes are due on January 15, 2019 and accrue interest at a rate of 4.875% per annum. We received new proceeds of $246.0 million after deducting original issue discount and underwriting discounts, and commissions of $4.0 million. These discounts and commissions will be amortized over a seven-year period, which is consistent with the remaining life of the notes. Interest is payable semi-annually on January 15th and July 15th of each year, beginning on July 15, 2012.

On September 12, 2012, we completed an issuance of senior notes in the aggregate principal amount of $350.0 million. These senior notes are due on September 12, 2022 and accrue interest at a rate of 4.125% per annum. We received net proceeds of $344.9 million after deducting original issue discount and underwriting discounts, and commissions of $5.1 million. These discounts and commissions are amortized over the ten-year period, which is consistent with the remaining life of the notes. Interest is payable semi-annually on March 12th and September 12th each year, beginning on March 12, 2013.

The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our syndicated revolving credit facility, (“credit facility”), or any amendment, refinancing or replacement thereof. We expect to redraw from our credit facility over time as needed for our corporate strategy, including for general corporate purposes and acquisitions. The indenture governing the senior notes restricts our ability and our subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

On September 28, 2012, we amended our committed senior unsecured credit facility with Bank of America N.A., JPMorgan Chase Bank N.A., Wells Fargo N.A., SunTrust Bank, RBS Citizens N.A., Morgan Stanley Bank N.A., TD Bank N.A., Sovereign Bank N.A., and The Northern Trust Company to increase the borrowing capacity under the credit facility from $725.0 million to $850.0 million, extend the maturity date from October 24, 2016 to October 24, 2017 and increase the maximum Consolidated Funded Debt Leverage Ratio from 3.25-to-1.0 to 3.50-to-1.0. We amortize all one-time fees and third party costs associated with the execution and amendment of this credit facility through the maturity date. Interest is payable at a maturity rate of LIBOR plus 1.250% to 1.825%, depending on the result of certain ratios defined in the credit agreement. Verisk and ISO are co-borrowers under the credit facility. Borrowings may be used for general corporate purposes, including working capital and capital expenditures, acquisitions and share repurchase programs. We had borrowings of $580.0 million from our credit facility and repaid $570.0 million of this balance during the year ended December 31, 2012. As of December 31, 2012 and 2011, we had $10.0 million and $0, respectively, outstanding under the credit facility. As of December 31, 2012, we have an available borrowing capacity of $840.0 million under the credit facility.

The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that during any period of four fiscal quarters, we maintain a consolidated funded debt leverage ratio below 3.5 to 1.0. We were in compliance with all debt covenants under the credit facility as of December 31, 2012.

We also have long-term private placement loan facilities under uncommitted master shelf agreements with New York Life and Prudential Capital Group, or Prudential. As of December 31, 2012, we had available capacity under the Prudential and New York facilities of $190.0 million and $30.0 million, respectively. The notes outstanding under these long-term private placement loan facilities mature over the next four years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.26% and 5.76% for the years ended December 31, 2012 and 2011, respectively and amounts outstanding were $3.6 million and $8.6 million, respectively. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. Our shelf agreements also contains financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and a leverage ratio below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of December 31, 2012.

Cash Flow

The following table summarizes our cash flow data for the years ended December 31:

	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$468,229	$375,721	$336,032
Net cash used in investing activities	$(883,583)	$(204,129)	$(243,689)
Net cash provided by (used in) financing activities	$313,555	$(34,780)	$(108,787)

Operating Activities

Net cash provided by operating activities increased to $468.2 million for the year ended December 31, 2012 compared to $375.7 million for the year ended December 31, 2011. The increase in operating activities was primarily due to an increase in cash receipts from customers and the deferral of our fourth quarter 2012 federal tax payment to 2013 as a result of a temporary federal tax relief program related to Hurricane Sandy. This increase was partially offset by an increase in operating expense payments, primarily related to the voluntary prefunding of our qualified pension plan in 2012, and interest payments during the year ended December 31, 2012.

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

Investing Activities

Net cash used in investing activities was $883.6 million for the year ended December 31, 2012 and $204.1 million for the year ended December 31, 2011. The increase in net cash used in investing activities was principally due to an increase in acquisition payments of $647.8 million, primarily related to the acquisitions of MediConnect and Argus in the first and third quarters of 2012, respectively, an increase in escrow funding associated with these acquisitions of $19.2 million and an increase in purchases of fixed assets of $14.5 million during the year ended December 31, 2012.

Net cash used in investing activities was $204.1 million for the year ended December 31, 2011 and $243.7 million for the year ended December 31, 2010. The decrease in cash used in investing activities was primarily due to a decrease in acquisitions, including escrow funding and earnout payments, of $60.8 million partially offset by an increase in fixed assets purchases of $21.2 million.

Financing Activities

Net cash provided by (used in) financing activities was $313.6 million for the year ended December 31, 2012 and ($34.8) million for the year ended December 31, 2011. Net cash provided by financing activities for the year ended December 31, 2012 primarily consisted of an increase in total net debt of $357.2 million primarily related to the issuance of senior notes with an aggregate principal amount of $350.0 million on September 12, 2012. Net cash provided by financing activities also consisted of stock option related items of $129.1 million, partially offset by repurchases of our Class A common stock of $162.3 million.

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

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments at December 31, 2012 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
		Less than			More than
	Total	1 year	2-3 years	4-5 years	5 years
	(In thousands)
Contractual obligations
Long-term debt	$1,924,900	$253,019	$297,316	$157,013	$1,217,552
Operating leases	247,998	32,240	62,300	60,071	93,387
Pension and postretirement plans(1)	17,828	1,761	5,879	3,049	7,139
Capital lease obligations	7,159	5,377	1,631	151	—
Other long-term liabilities(2)	11,390	249	8,269	98	2,774

Total(3)	$2,209,275	$292,646	$375,395	$220,382	$1,320,852

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)	Other long-term liabilities consist of our ESOP contributions and employee-related deferred compensation plan. We also have a deferred compensation plan for our Board of Directors; however, based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table.

(3)	Unrecognized tax benefits of approximately $17.9 million have been recorded as liabilities in accordance with ASC 740, which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $3.7 million.

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

As of December 31, 2012, we had goodwill and net intangible assets of $1,768.4 million, which represents 74.9% of our total assets. During fiscal year 2012, we performed an impairment test as of June 30, 2012 and confirmed that no impairment charge was necessary. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, useful lives and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for determining the fair value of our reporting units. To mitigate undue influence, we set criteria and benchmarks that are reviewed and approved by various levels of management and reviewed by other independent parties. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill. Our valuation has not indicated any impairment of our goodwill asset of $1,247.5 million as of December 31, 2012. For the year ended December 31, 2012, there were no impairment indicators related to our intangible assets.

Pension and Postretirement

On January 12, 2012, we announced a hard freeze, which will eliminate all future compensation and service credits. The freeze was instituted on February 29, 2012 to all participants in the pension plans. See Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K. We account for our pension and postretirement benefit plans in accordance with the accounting standard for Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This standard requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement benefit plans on their consolidated balance sheets and recognize as a component of other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard.

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

In determining the discount rate, we utilize quoted rates from long-term bond indices, and changes in long-term bond rates over the past year, cash flow models and other data sources we consider reasonable based upon the life expectancy and mortality rate of eligible employees. As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our separate projected cash flows for both the pension and postretirement plans. Our separate benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better at the measurement date. The output from the actuarial models are assessed against the prior year’s discount rate and quoted rates for long-term bond indices. For our pension plans at December 31, 2012, we determined this rate to be 3.98%, a decrease of 1.00% from the 4.98% rate used at December 31, 2011. Our postretirement rate is 2.75% at December 31, 2012, a decrease of 0.75% from the 3.50% used at December 31, 2011.

The expected return on plan assets is determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast adjusted based on our target investment allocation, and the current economic environment. Our investment guidelines target an investment portfolio allocation of 40.00% debt securities and 60.00% equity securities. As of December 31, 2012, the plan assets were allocated 41.00% debt, 57.90% equity securities, and 1.10% to other investments. We have used our target investment allocation to derive the expected return as we believe this allocation will be retained on an ongoing basis that will commensurate with the projected cash flows of the plan. The expected return for each investment category within our target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the qualified pension plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit costs. We believe these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.

The rate of compensation increase is based on our long-term plans for such increase and is no longer applicable in future expense analysis as the pension and post retirement plans were frozen as of February 29, 2012. The measurement date used to determine the benefit obligation and plan assets is December 31. The future benefit payments for the postretirement plan are net of the federal medical subsidy. As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D was effectively changed. This legislative change reduces future tax benefits of the coverage we provided to participants in the postretirement plan. We are required to account for this change in the period during which the law is enacted. As a result, we recorded a non-cash tax charge to the provision for income taxes of $2.4 million as of December 31, 2010.

A one percent change in discount rate, future rate of return on plan assets and the rate of future compensation would have the following effects:

	Pension				Postretirement
	1% Decrease		1% Increase		1% Decrease		1% Increase
	(In thousands)
	Benefit Cost	Projected Benefit Obligation	Benefit Cost	Projected Benefit Obligation	Benefit Cost	Projected Benefit Obligation	Benefit Cost	Projected Benefit Obligation
Discount Rate	$(527)	$53,490	$1,565	$(44,309)	$(65)	$1,489	$56	$(1,327)
Expected Rate on Asset	$—	$3,853	$—	$(3,853)	$45	$—	$(45)	$—

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

We account for uncertain tax positions in accordance with Accounting for Uncertainty in Income Taxes — an interpretation of ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this interpretation, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of this interpretation, we recognized an increase in the liability for unrecognized tax benefits of approximately $10.3 million, which was accounted for as an increase to the January 1, 2007 balance of retained earnings (accumulated deficit).

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

We estimate unrecognized tax positions of $8.1 million that may be recognized by December 31, 2013, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.

As of December 31, 2012, we have gross federal, state, and foreign income tax net operating loss carryforwards of $120.5 million, which will expire at various dates from 2013 through 2032. Such net operating loss carryforwards expire as follows:

(In thousands)
2013 - 2020	$5,450
2021 - 2025	3,646
2026 - 2032	111,376

$120,472

As of December 31, 2012, deferred tax liabilities in the amount of $40.8 million and $40.2 million were recorded in connection with the acquisitions of MediConnect and Argus, respectively. Other increases in deferred tax liabilities in 2012 of $56.7 million were primarily due to increased contributions to the pension and postretirement plans in the current period as well as the other timing differences attributable to depreciation and amortization.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2(s) to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. At December 31, 2012, we had borrowings outstanding under our syndicated revolving credit facility of $10.0 million, which bear interest at variable rates based on LIBOR plus 1.250% to 1.875% depending on certain ratios defined in the credit facility. A change in interest rates on this variable rate debt impacts our pre-tax income and cash flows, but does not impact the fair value of the instruments. Based on our overall interest rate exposure at December 31, 2012, a one percent change in interest rates would result in a change in annual pretax interest expense of $0.1 million based on our current level of borrowings.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth on pages 56 through 118 of this annual report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act

Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2012 is set forth in Item 8. Financial Statement and Supplementary Data.

Attestation Report of the Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of December 31, 2012 is set forth in Item 8. Financial Statement and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10. is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2012 (the “Proxy Statement”).

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

Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2012.

Management excluded from its assessment the internal control over financial reporting at Argus Information & Advisory Services, LLC (“Argus”), which was acquired on August 31, 2012. The excluded financial statements of the acquisition constitutes approximately 1.9% of total assets, 1.4% of total revenues, and 0.7% of net income included within our consolidated financial statement amounts as of and for the year ended December 31, 2012. Due to the timing of the acquisitions, management did not assess the effectiveness of internal control over financial reporting for Argus.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Verisk Analytics, Inc.

Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verisk Analytics, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Verisk Analytics, Inc.

Jersey City, New Jersey

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Argus Information & Advisory Services, LLC (“Argus”), which was acquired on August 31, 2012 and whose financial statements constitute 1.9% of total assets, 1.4% of total revenues, and 0.7% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Argus. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

February 26, 2013

VERISK ANALYTICS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

	2012	2011
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$89,819	$191,603
Available-for-sale securities	4,883	5,066
Accounts receivable, net	178,430	153,339
Prepaid expenses	21,946	21,905
Deferred income taxes, net	10,397	3,818
Income taxes receivable	45,975	36,675
Other current assets	39,109	41,248

Total current assets	390,559	453,654
Noncurrent assets:
Fixed assets, net	154,084	119,411
Intangible assets, net	520,935	226,424
Goodwill	1,247,459	709,944
Deferred income taxes, net	—	10,480
Other assets	47,299	21,193

Total assets	$2,360,336	$1,541,106

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$187,648	$162,992
Acquisition related liabilities	—	250
Short-term debt and current portion of long-term debt	195,263	5,554
Pension and postretirement benefits, current	1,734	4,012
Fees received in advance	200,705	176,842

Total current liabilities	585,350	349,650
Noncurrent liabilities:
Long-term debt	1,266,162	1,100,332
Pension benefits	38,655	109,161
Postretirement benefits	2,627	18,587
Deferred income taxes, net	133,761	—
Other liabilities	78,190	61,866

Total liabilities	2,104,745	1,639,596

Commitments and contingencies
Stockholders’ equity (deficit):
Verisk Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 167,727,073 and 164,285,227 outstanding, respectively	137	137
Unearned KSOP contributions	(483)	(691)
Additional paid-in capital	1,044,746	874,808
Treasury stock, at cost, 376,275,965 and 379,717,811 shares, respectively	(1,605,376)	(1,471,042)
Retained earnings	905,727	576,585
Accumulated other comprehensive losses	(89,160)	(78,287)

Total stockholders’ equity (deficit)	255,591	(98,490)

Total liabilities and stockholders’ equity (deficit)	$2,360,336	$1,541,106

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except for share and per share data)
Revenues (including amounts from related parties of $0, $13,882 and $49,788, respectively)(1)	$1,534,320	$1,331,840	$1,138,343
Expenses:
Cost of revenues (exclusive of items shown separately below)	607,174	533,735	463,473
Selling, general and administrative	231,359	209,469	166,374
Depreciation and amortization of fixed assets	50,624	43,827	40,728
Amortization of intangible assets	53,575	34,792	27,398
Acquisition related liabilities adjustment	—	(3,364)	(544)

Total expenses	942,732	818,459	697,429

Operating income	591,588	513,381	440,914
Other income (expense):
Investment income	460	201	305
Realized (loss) gain on securities, net	(332)	686	95
Interest expense	(72,508)	(53,847)	(34,664)

Total other expense, net	(72,380)	(52,960)	(34,264)

Income before income taxes	519,208	460,421	406,650
Provision for income taxes	(190,066)	(177,663)	(164,098)

Net income	$329,142	$282,758	$242,552

Basic net income per share	$1.98	$1.70	$1.36

Diluted net income per share	$1.92	$1.63	$1.30

Weighted average shares outstanding:
Basic	165,890,258	166,015,238	177,733,503

Diluted	171,709,518	173,325,110	186,394,962

(1) See Note 18. Related Parties for further information.

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For The Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Net income	$329,142	$282,758	$242,552

Other comprehensive income (loss), net of tax:
Unrealized holding (loss) gain on investments, net of tax of $184, $351 and $(141), respectively	(197)	(456)	199
Unrealized foreign currency gain (loss)	15	(183)	(109)
Pension and postretirement unfunded liability adjustment, net of tax of $6,394, $8,572 and $1,870, respectively	(10,691)	(21,845)	(2,265)

Total other comprehensive loss	(10,873)	(22,484)	(2,175)

Comprehensive income	$318,269	$260,274	$240,377

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Years Ended December 31, 2010, 2011 and 2012

	Common Stock Issued				Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity (Deficit)
	Verisk Class A	Class B (Series 1)	Class B (Series 2)	Par Value
	(In thousands, except for share data)

Balance, January 1, 2010	125,815,600	205,637,925	205,637,925	$130	$(1,305)	$652,573	$(683,994)	$51,275	$(53,628)	$(34,949)
Net income	—	—	—	—	—	—	—	242,552	—	242,552
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,175)	(2,175)
Conversion of Class B-1 common stock upon follow-on public offering (Note 1)	7,309,963	(7,309,963)	—	—	—	—		—	—	—
Conversion of Class B-2 common stock upon follow-on public offering (Note 1)	11,972,917	—	(11,972,917)	—	—	—		—	—	—
Treasury stock acquired - Class A (7,111,202 shares)	—	—	—	—	—	—	(212,512)	—	—	(212,512)
Treasury stock acquired - Class B-1 (7,583,532 shares)	—	—	—	—	—	—	(199,936)	—	—	(199,936)
Treasury stock acquired - Class B-2 (374,718 shares)	—	—	—	—	—	—	(9,879)	—	—	(9,879)
KSOP shares earned	—	—	—	—	317	11,256	—	—	—	11,573
Stock options exercised, including tax benefit of $49,015	5,579,135	—	—	5	—	84,492	—	—	—	84,497
Net share settlement of taxes upon exercise of stock options	(503,043)	—	—	—	—	(15,051)	—	—	—	(15,051)
Stock based compensation	—	—	—	—	—	21,298	—	—	—	21,298
Other stock issuances	4,554	—	—	—	—	140	—	—	—	140

Balance, December 31, 2010	150,179,126	198,327,962	193,665,008	135	(988)	754,708	(1,106,321)	293,827	(55,803)	(114,442)
Net income	—	—	—	—	—	—	—	282,758	—	282,758
Other comprehensive loss	—	—	—	—	—	—	—	—	(22,484)	(22,484)
Conversion of Class B-1 common stock (Note 1)	198,327,962	(198,327,962)	—	—	—	—	—	—	—	—
Conversion of Class B-2 common stock (Note 1)	193,665,008	—	(193,665,008)	—	—	—	—	—	—	—
Treasury stock acquired - Class A (11,326,624 shares)	—	—	—	—	—	—	(380,710)	—	—	(380,710)
KSOP shares earned	—	—	—	—	297	12,318	—	—	—	12,615
Stock options exercised, including tax benefit of $57,684 (3,716,165 shares reissued from treasury stock)	1,830,942	—	—	2	—	85,051	15,978	—	—	101,031
Stock based compensation	—	—	—	—	—	22,656	—	—	—	22,656
Other stock issuances	—	—	—	—	—	75	11	—	—	86

Balance, December 31, 2011	544,003,038	—	—	137	(691)	874,808	(1,471,042)	576,585	(78,287)	(98,490)
Net income	—	—	—	—	—	—	—	329,142	—	329,142
Other comprehensive loss	—	—	—	—	—	—	—	—	(10,873)	(10,873)
Treasury stock acquired - Class A (3,491,591 shares)	—	—	—	—	—	—	(162,586)	—	—	(162,586)
KSOP shares earned	—	—	—	—	208	12,903	—	—	—	13,111
Stock options exercised, including tax benefit of $88,185 (6,880,678 shares reissued from treasury stock)	—	—	—	—	—	131,824	28,039	—	—	159,863
Restricted stock lapsed, including tax benefit of $202 (41,908 shares reissued from treasury stock)	—	—	—	—	—	34	167	—	—	201
Employee stock purchase plan (6,074 shares reissued from treasury stock)	—	—	—	—	—	268	26	—	—	294
Stock based compensation	—	—	—	—	—	24,696	—	—	—	24,696
Other stock issuances (4,777 shares reissued from treasury stock)	—	—	—	—	—	213	20	—	—	233

Balance, December 31, 2012	544,003,038	—	—	$137	$(483)	$1,044,746	$(1,605,376)	$905,727	$(89,160)	$255,591

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$329,142	$282,758	$242,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	50,624	43,827	40,728
Amortization of intangible assets	53,575	34,792	27,398
Amortization of debt issuance costs and original issue discount	2,337	1,655	1,463
Allowance for doubtful accounts	1,065	1,278	648
KSOP compensation expense	13,111	12,615	11,573
Stock based compensation	24,696	22,656	21,298
Noncash charges associated with performance based appreciation awards	—	585	789
Acquisition related liabilities adjustment	—	(3,364)	(544)
Realized loss (gain) on securities, net	332	(686)	(95)
Deferred income taxes	63,261	21,321	10,294
Loss on disposal of fixed assets	597	868	239
Excess tax benefits from exercised stock options	(60,672)	(53,195)	(49,015)
Other operating activities, net	265	132	198
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,425)	(25,926)	(24,559)
Prepaid expenses and other assets	550	(2,720)	899
Income taxes	83,711	46,959	44,553
Accounts payable and accrued liabilities	11,256	15,468	4,340
Fees received in advance	20,493	12,373	20,984
Pension and postretirement benefits	(105,829)	(13,599)	(13,299)
Other liabilities	(13,860)	(22,076)	(4,412)

Net cash provided by operating activities	468,229	375,721	336,032

Cash flows from investing activities:
Acquisitions, net of cash acquired of $36,113, $590 and $10,524, respectively	(769,513)	(121,721)	(189,578)
Purchase of non-controlling interest in non-public companies	(2,250)	—	—
Earnout payments	(250)	(3,500)	—
Escrow funding associated with acquisitions	(38,800)	(19,560)	(15,980)
Proceeds from release of acquisition related escrows	1,455	—	283
Purchases of fixed assets	(74,373)	(59,829)	(38,641)
Purchases of available-for-sale securities	(1,784)	(1,549)	(516)
Proceeds from sales and maturities of available-for-sale securities	1,932	1,730	743
Other investing activities, net	—	300	—

Net cash used in investing activities	(883,583)	(204,129)	(243,689)

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For The Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	347,224	696,559	—
Repayment of current portion of long-term debt	—	(125,000)	—
Repayment of short-term debt refinanced on a long-term basis	(347,224)	(440,000)	—
Proceeds from issuance of short-term debt with original maturities greater than three months	—	120,000	215,000
Proceeds from short-term debt, net	357,224	10,000	35,000
Payment of debt issuance cost	(3,905)	(7,835)	(1,781)
Repurchase of Class A common stock	(162,275)	(381,776)	(210,246)
Repurchase of Class B-1 common stock	—	—	(199,936)
Repurchase of Class B-2 common stock	—	—	(9,879)
Net share settlement of taxes upon exercise of stock options	—	—	(15,051)
Excess tax benefits from exercised stock options	60,672	53,195	49,015
Proceeds from stock options exercised	68,388	43,345	35,482
Other financing activities, net	(6,549)	(3,268)	(6,391)

Net cash provided by (used in) financing activities	313,555	(34,780)	(108,787)

Effect of exchange rate changes	15	(183)	(109)

(Decrease) increase in cash and cash equivalents	(101,784)	136,629	(16,553)
Cash and cash equivalents, beginning of period	191,603	54,974	71,527

Cash and cash equivalents, end of period	$89,819	$191,603	$54,974

Supplemental disclosures:
Taxes paid	$47,516	$117,717	$113,609

Interest paid	$60,977	$48,158	$32,989

Non-cash investing and financing activities:
Repurchase of Class A common stock included in accounts payable and accrued liabilities	$1,511	$1,200	$2,266

Deferred tax (liability) asset established on the date of acquisitions	$(80,979)	$1,324	$(36,537)

Capital lease obligations	$3,869	$7,248	$1,554

Capital expenditures included in accounts payable and accrued liabilities	$4,946	$3,437	$2,138

Increase in goodwill due to acquisition related escrow distributions	$5,934	$—	$6,996

Increase in goodwill due to accrual of acquisition related liabilities	$—	$250	$3,500

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except for share and per share data, unless otherwise stated)

1.    Organization:

Verisk Analytics, Inc. and its consolidated subsidiaries (“Verisk” or the “Company”) enable risk-bearing businesses to better understand and manage their risks. The Company provides its customers proprietary data that, combined with analytic methods, create embedded decision support solutions. The Company is one of the largest aggregators and providers of data pertaining to property and casualty (“P&C”) insurance risks in the United States of America (“U.S.”). The Company offers solutions for detecting fraud in the U.S. P&C insurance, financial and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to supply chain to health insurance. The Company provides solutions, including data, statistical models or tailored analytics, all designed to allow clients to make more logical decisions.

Verisk was established to serve as the parent holding company of Insurance Services Office, Inc. (“ISO”) upon completion of the initial public offering (“IPO”), which occurred on October 9, 2009. ISO was formed in 1971 as an advisory and rating organization for the P&C insurance industry to provide statistical and actuarial services, to develop insurance programs and to assist insurance companies in meeting state regulatory requirements. For over the past decade, the Company broadened its data assets, entered new markets, placed a greater emphasis on analytics, and pursued strategic acquisitions. On October 6, 2009, ISO effected a corporate reorganization whereby the Class A and Class B common stock of ISO were exchanged by the then current stockholders for the common stock of Verisk on a one-for-one basis. Verisk immediately thereafter effected a fifty-for-one stock split of its Class A and Class B common stock and equally sub-divided the Class B common stock into two new series of stock, Verisk Class B (Series 1) (“Class B-1”) and Verisk Class B (Series 2) (“Class B-2”). Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market.

On October 1, 2010, the Company completed a follow-on public offering. Upon completion of this offering, the selling stockholders sold 2,602,212, 7,309,963 and 11,972,917 shares of Class A, Class B-1 and Class B-2 common stock of Verisk, respectively, at the public offering price of $27.25 per share. Class B-1 and Class B-2 common stock sold into this offering were automatically converted into Class A common stock. The Company did not receive any proceeds from the sale of common stock in the offering. Concurrent with the closing of this offering, the Company also repurchased 7,254,407 and 45,593 shares of Class B-1 and Class B-2 common stock, respectively, at $26.3644 per share, which represented the net proceeds per share the selling stockholders received in the public offering. The Class B-1 shares converted to Class A common stock on April 6, 2011 and the remaining Class B-2 shares converted to Class A common stock on October 6, 2011. As of December 31, 2011, the Company’s outstanding common stock consisted only of Class A common stock.

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, acquisition related liabilities, fair value of stock based compensation, liabilities for pension and postretirement benefits, fair value of the Company’s redeemable common stock, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. Certain reclassifications have been made related to federal and state income taxes and pension and postretirement benefits within the consolidated financial statements and in the notes and to the segment reporting within revenue categories in the notes to conform to the respective 2012 presentation.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Industry-Standard Insurance Programs

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There are also services within insurance, which are comprised of transaction-based fees recognized as information is delivered to customers, provided that all other revenue recognition criteria have been met.

Financial Services

Financial services include various types of services to customers. The Company primarily recognizes revenue ratably for these services over the term of the agreements, as services are performed and continuous service is provided over the entire term of the agreements. In addition, there are certain services which are comprised of transaction-based fees; in these instances, revenue is recognized as information is delivered to customers, provided that all other revenue recognition criteria have been met.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(f)    Investments

The Company’s investments at December 31, 2012 and 2011 included registered investment companies and equity investments in non-public companies. The Company accounts for short-term investments in accordance with ASC 320, Investments-Debt and Equity Securities (“ASC 320”).

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no investments classified as trading securities at December 31, 2012 or 2011. All investments with readily determinable market values are classified as available-for-sale. While these investments are not held with the specific intention to sell them, they may be sold to support the Company’s investment strategies. All available-for-sale investments are carried at fair value. The cost of all available-for-sale investments sold is based on the specific identification method, with the exception of mutual fund-based investments, which is based on the weighted average cost method. Dividend income is accrued on the ex-dividend date.

The Company performs reviews of its investment portfolio when individual holdings have experienced a decline in fair value below their respective cost. The Company considers a number of factors in the evaluation of whether a decline in value is other-than-temporary including: (a) the financial condition and near term prospects of the issuer; (b) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and (c) the period and degree to which the market value has been below cost. Where the decline is deemed to be other-than-temporary, a charge is recorded to “Realized (loss) gain on securities, net” in the accompanying consolidated statements of operations, and a new cost basis is established for the investment.

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

(i)    Foreign Currency

The Company has determined local currencies are the functional currencies of the foreign operations. The assets and liabilities of foreign subsidiaries are translated at the period-end rate of exchange and statement of operations items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of “Accumulated other comprehensive losses” in the accompanying consolidated statements of changes in stockholders’ equity (deficit).

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j)    Stock Based Compensation

The Company follows ASC 718, Stock Compensation (“ASC 718”). Under ASC 718, stock based compensation cost is measured at the grant date, based on the fair value of the awards granted, and is recognized as expense over the requisite service period.

Prior to January 1, 2008, the expected term (estimated period of time outstanding) of stock options was estimated using the simplified method as defined in ASC 718, in which the expected term equals the average of vesting term and the contractual term. Subsequent to January 1, 2008, the expected term was primarily estimated based on studies of historical experience and projected exercise behaviors. However, for certain stock options granted, for which no historical exercise patterns existed, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity awards. Expected volatility for stock options granted prior to January 1, 2008 was based on the Company’s historical volatility for a period equal to the awards’ expected term, ending on the day of grant, and calculated on a quarterly basis for purposes of the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”). For awards granted after January 1, 2008, the volatility factor was based on an average of the historical stock prices of a group of the Company’s peers over the most recent period commensurate with the expected term of the stock option awards. Prior to 2008, the expected dividend yield was not included in the fair value calculation as the Company did not pay dividends. For awards granted after January 1, 2008, the expected dividends yield was based on the Company’s expected annual dividend rate on the date of grant.

Other equity awards, including restricted stock, are valued at the closing price of the Company’s Class A common stock on the grant date. Restricted stock generally has a service vesting period of four years and the Company recognizes the expense ratably over this service vesting period.

The Company estimates expected forfeitures of equity awards at the date of grant and recognizes compensation expense only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized, as well as the timing of expense recognized over the requisite service period.

(k)    Research and Development Costs

Research and development costs, which are primarily related to the personnel and related overhead costs incurred in developing new services for customers, are expensed as incurred. Such costs were $18,386, $15,393 and $14,870 for the years ended December 31, 2012, 2011 and 2010, respectively, and were included in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

(l)    Advertising Costs

Advertising costs, which are primarily associated with promoting the Company’s brand, names and solutions provided, are expensed as incurred. Such costs were $7,455, $7,065 and $6,877 for the years ended December 31, 2012, 2011 and 2010, respectively.

(m)    Income Taxes

The Company accounts for income taxes under the asset and liability method under ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(n)    Earnings Per Share

Basic and diluted earnings per share (“EPS”) are determined in accordance with ASC 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for EPS. Basic EPS excludes all dilutive common stock equivalents. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if the Company’s dilutive outstanding stock options and stock awards were issued.

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

(p)    Product Warranty Obligations

The Company provides warranty coverage for certain of its solutions. The Company recognizes a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2012 and 2011, product warranty obligations were not material.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(r)    Goodwill

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30 or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company completed the required annual impairment test as of June 30, 2012, which resulted in no impairment of goodwill in 2012. This test compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of the goodwill.

(s)    Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (“ASU No. 2012-02”). Under ASU No. 2012-02, an entity has an option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company has elected not to early adopt. ASU 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements as the Company does not have significant indefinite-lived intangible assets.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”). Under ASU No. 2011-05, an entity has an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total amount for comprehensive income. ASU No. 2011-05 was adopted by the Company on January 1, 2012. The Company elected to present two separate but consecutive statements with respect to this ASU in the Company’s consolidated financial statements.

3.    Concentration of Credit Risk:

Financial instruments that potentially expose the Company to credit risk consist primarily of cash and cash equivalents, available for sale securities and accounts receivable, which are generally not collateralized. The Company maintains, in cash and cash equivalents, higher credit quality financial institutions in order to limit the amount of credit exposure. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250 per bank at December 31, 2012 and 2011. At December 31, 2012 and 2011, the Company had cash balances on deposit that exceeded the balance insured by the FDIC limit by approximately $63,495 and $166,111 with five and six banks, respectively. At December 31, 2012 and 2011, the Company also had cash on deposit with foreign banks of approximately $25,015 and $23,747, respectively.

The Company considers the concentration of credit risk associated with its trade accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. The Company’s top fifty customers represent approximately 38% of revenues for 2012, 42% for 2011 and 45% for 2010 with no individual customer accounting for more than 3%, 4% and 5% of revenues during the years ended December 31, 2012, 2011 and 2010, respectively. No individual customer comprised more than 4% and 8% of accounts receivable at December 31, 2012 and 2011, respectively.

4.    Cash and Cash Equivalents:

Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.

5.    Accounts Receivable:

Accounts receivable consisted of the following at December 31:

	2012	2011
Billed receivables	$165,174	$148,055
Unbilled receivables	18,009	9,442

Total receivables	183,183	157,497
Less allowance for doubtful accounts	(4,753)	(4,158)

Accounts receivable, net	$178,430	$153,339

6.    Investments:

Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2012
Registered investment companies	$4,830	$53	$—	$4,883

December 31, 2011
Registered investment companies	$4,618	$439	$—	$5,057
Equity securities	14	—	(5)	9

Total available-for-sale securities	$4,632	$439	$(5)	$5,066

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At December 31, 2012 and 2011, the carrying value of such securities was $5,015 and $3,443, respectively, and has been included in “Other assets” in the accompanying consolidated balance sheets.

Realized (loss) gain on securities, net, including write downs related to other-than-temporary impairments of available-for-sale securities and other assets, was as follows for the years ended December 31:

	2012	2011	2010
Gross realized gain on sale of registered investment securities	$420	$803	$95
Other-than-temporary impairment of registered investment securities	(74)	(117)	—
Other-than-temporary impairment of non-controlling interest in non-public companies	(678)	—	—

Realized (loss) gain on securities, net	$(332)	$686	$95

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

The following table provides information for such assets and liabilities as of December 31, 2012 and 2011. The fair values of cash and cash equivalents (other than money-market funds which are recorded on a reported net asset value basis disclosed below), accounts receivable, accounts payable and accrued liabilities, acquisition related liabilities prior to the adoption of ASC 805, Business Combinations (“ASC 805”), short-term debt, and short-term debt expected to be refinanced approximate their carrying amounts because of the short-term nature of these instruments.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes fair value measurements by level for cash equivalents, registered investment companies, and equity securities that were measured at fair value on a recurring basis, and long term debt that was not carried at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2012
Cash equivalents – money-market funds	$760	$—	$760
Registered investment companies(1)	$4,883	$4,883	$—
Long term debt(2)	$1,575,950	$—	$1,575,950
December 31, 2011
Cash equivalents – money-market funds	$2,449	$—	$2,449
Registered investment companies(1)	$5,057	$5,057	$—
Equity securities(1)	$9	$9	$—
Long term debt(2)	$1,181,788	$—	$1,181,788

(1)	Registered investment companies and equity securities are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

(2)	The long-term debt is based on quoted market prices if available and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company.

8.    Fixed Assets

The following is a summary of fixed assets:

	Useful Life	Cost	Accumulated Depreciation and Amortization	Net
December 31, 2012
Furniture and office equipment	3-10 years	$137,578	$(89,153)	$48,425
Leasehold improvements	Lease term	34,844	(20,198)	14,646
Purchased software	3 years	70,155	(53,575)	16,580
Software development costs	3 years	161,338	(90,840)	70,498
Leased equipment	3-4 years	26,150	(22,215)	3,935

Total fixed assets		$430,065	$(275,981)	$154,084

December 31, 2011
Furniture and office equipment	3-10 years	$118,124	$(79,707)	$38,417
Leasehold improvements	Lease term	31,779	(16,683)	15,096
Purchased software	3 years	59,196	(44,413)	14,783
Software development costs	3 years	126,265	(82,032)	44,233
Leased equipment	3-4 years	25,906	(19,024)	6,882

Total fixed assets		$361,270	$(241,859)	$119,411

Depreciation and amortization of fixed assets for the years ended December 31, 2012, 2011 and 2010, were $50,624, $43,827 and $40,728, of which $10,986, $9,710 and $10,755 related to amortization of internal-use software development costs, respectively. There was no amortization expense related to development of

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software for sale in accordance with ASC 985-20 as these projects were in process and capitalized during the years ended December 31, 2012, 2011 or 2010. The Company had unamortized software development costs that had been capitalized in accordance with ASC 985-20 of $24,004 and $14,184 as of December 31, 2012 and 2011, respectively. Leased equipment includes amounts held under capital leases for automobiles, computer software and computer equipment.

9.    Acquisitions:

2012 Acquisitions

On December 20, 2012, the Company acquired the net assets of Insurance Risk Management Solutions (“IRMS”). IRMS provided integrated property risk assessment technology underlying one of the Company’s geographic information system (“GIS”) underwriting solutions. At the end of 2012, the long-term contract with IRMS was expiring and precipitated a change in the business relationship. Instead of continuing forward with a new service agreement, the Company acquired IRMS as this will enable the Company to better manage, enhance and continue to use the solutions as part of its Risk Assessment segment. The Company paid a net cash purchase price of $26,422 and funded $1,000 of indemnity escrows. The preliminary purchase price allocation of the acquisition is presented as “Others” in the table below.

On August 31, 2012, the Company acquired Argus Information & Advisory Services, LLC (“Argus”), a provider of information, competitive benchmarking, scoring solutions, analytics, and customized services to financial institutions and regulators in North America, Latin America, and Europe, for a net cash purchase price of approximately $404,995 and funded $20,000 of indemnity escrows. Argus leverages its comprehensive payment data sets and provides proprietary solutions to a client base that includes credit and debit card issuers, retail banks and other consumer financial services providers, payment processors, insurance companies, and other industry stakeholders. Within the Company’s Decision Analytics segment, this acquisition enhances the Company’s position as a provider of data, analytics, and decision-support solutions to financial institutions globally.

On July 2, 2012, the Company acquired the net assets of Aspect Loss Prevention, LLC (“ALP”), a provider of loss prevention and analytic solutions to the retail, entertainment, and food industries, for a net cash purchase price of approximately $6,917 and funded $800 of indemnity escrows. Within the Company’s Decision Analytics segment, ALP further advances the Company’s position as a provider of data, crime analytics, and decision-support solutions. The preliminary purchase price allocation of the acquisition is presented as “Others” in the table below.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary purchase price allocations of the acquisitions resulted in the following:

	MediConnect	Argus	Others	Total
Accounts receivable	$7,077	$12,165	$489	$19,731
Current assets	17,238	568	68	17,874
Fixed assets	1,075	4,994	76	6,145
Intangible assets	159,506	179,316	9,264	348,086
Goodwill	222,976	277,857	29,875	530,708
Other assets	5,087	20,000	1,801	26,888

Total assets acquired	412,959	494,900	41,573	949,432
Current liabilities	15,007	9,661	4,625	29,293
Deferred income taxes	40,836	40,244	—	81,080
Other liabilities	8,711	20,000	1,809	30,520

Total liabilities assumed	64,554	69,905	6,434	140,893

Net assets acquired	$348,405	$424,995	$35,139	$808,539

Current assets and current liabilities primarily consisted of MediConnect’s indemnity escrow of $12,000. Other assets and other liabilities primarily consisted of $26,800 of indemnity escrows for MediConnect, ALP, Argus and IRMS.

The amounts assigned to intangible assets by type for the acquisitions are summarized in the table below:

	Weighted Average Useful Life	Total
Technology-based	10 years	$77,936
Marketing-related	5 years	30,331
Customer-related	13 years	239,819

Total intangible assets	11 years	$348,086

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

The goodwill associated with the stock purchase of MediConnect is not deductible for tax purposes; whereas the goodwill associated with the asset purchases of ALP and IRMS is deductible for tax purposes. The goodwill associated with the acquisition of Argus is partially deductible for income tax purposes as approximately 46% of the net cash purchase price represented an asset purchase. For the year ended December 31, 2012, the Company incurred transaction costs related to these acquisitions of $1,874 included within “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

Supplemental information on an unaudited pro forma basis is presented below as if the acquisitions of MediConnect and Argus occurred at the beginning of the year 2011. The pro forma information for the years ended December 31, 2012 and 2011 presented below is based on estimates and assumptions, which the Company believes are reasonable and not necessarily indicative of the consolidated financial position or results of

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations in future periods or the results that actually would have been realized had these acquisitions been completed at the beginning of 2011. The unaudited pro forma information includes intangible asset amortization charges and incremental borrowing costs as a result of the acquisitions, net of related tax, estimated using the Company’s effective tax rate for continuing operations for the years ended December 31:

	2012	2011
	(unaudited)
Pro forma revenues	$1,589,149	$1,437,581
Pro forma net income	$321,140	$262,765
Pro forma basic income per share	$1.94	$1.58
Pro forma diluted income per share	$1.87	$1.52

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

On April 27, 2011, the Company acquired 100% of the stock of Bloodhound Technologies, Inc. (“Bloodhound”), a provider of real-time preadjudication medical claims editing, for a net cash purchase price of approximately $75,321 and funded $6,560 of indemnity escrows. Within the Company’s Decision Analytics segment, Bloodhound addresses the need of healthcare payers to control fraud and waste in a real-time claims-processing environment, and these capabilities align with the Company’s existing fraud identification tools in the healthcare market.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other liabilities consist of $13,000 of payments due to the sellers, assuming certain conditions are met through December 31, 2012 and no pre-acquisition indemnity claims arise subsequent to the acquisition date through March 31, 2013, which was funded into escrow at the close.

The amounts assigned to intangible assets by type for the acquisitions are summarized in the table below:

	Weighted Average Useful Life	Total
Technology-based	10 years	$25,388
Marketing-related	8 years	7,880
Customer-related	10 years	27,227

Total intangible assets	10 years	$60,495

The goodwill associated with Bloodhound is not deductible for tax purposes; whereas the goodwill associated with HRP is deductible for tax purposes as this was an asset purchase rather than a stock purchase. For the year ended December 31, 2011, the Company incurred transaction costs related to these acquisitions of $979, respectively, included within “Selling, general and administrative” expenses in the accompanying consolidated statements of operations. In accordance with ASC 805, the allocations of the purchase prices for HRP and Bloodhound were revised during the measurement period. Refer to Note 10. Goodwill and Intangible Assets for further discussion.

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

The goodwill associated with these acquisitions is not deductible for tax purposes. For the year ended December 31, 2010, the Company incurred transaction costs related to these acquisitions of $1,070 included within “Selling, general and administrative” expenses in the accompanying consolidated statements of operations. In accordance with ASC 805, the allocations of the purchase prices for 3E, CP and SA were revised during the measurement period. Refer to Note 10. Goodwill and Intangible Assets for further discussion.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payments. At December 31, 2012 and 2011, the current portion of the escrows amounted to $29,277 and $36,967, and the noncurrent portion of the escrow amounted to $26,803 and $4,508, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and “Other assets” in the accompanying consolidated balance sheets, respectively.

During the year ended December 31, 2012, the Company released $5,934 of indemnity escrows related to the Xactware, Inc. (“Xactware”) acquisition. Xactware was acquired in 2006 and therefore, accounted for under the transition provisions of FAS No. 141(R). As such, the release of the indemnity escrows was recorded as an increase in goodwill.

During the year ended December 31, 2011, the Company released $135 of indemnity escrows to sellers related to the Enabl-u Technology Corporation (“Enabl-u”) acquisition. In accordance with ASC 805, the escrows related to the Enabl-u acquisition was recorded within goodwill at the time of acquisition, as that escrow was expected to be released to the sellers. The release of $135 related to Enabl-u was recorded as a reduction of other current assets and a corresponding reduction in accounts payable and accrued liabilities.

Acquisition Related Liabilities

Based on the results of operations for the year ended December 31, 2011 for Atmospheric and Environmental Research, Inc. (“AER”), the Company recorded acquisition related liabilities and goodwill of $250, which was paid in 2012. As of December 31, 2010, the Company recorded acquisition related liabilities and goodwill of $3,500, which was paid in April 2011. AER was acquired in 2008 and therefore, accounted for under the transition provisions of FAS No.141(R).

During the second quarter of 2011, the Company reevaluated the probability of D2Hawkeye, Inc. (“D2”) and SA achieving the specific predetermined EBITDA and revenue earnout targets for exceptional performance in fiscal year 2011 and reversed its contingent consideration related to these acquisitions. These reversals resulted in a reduction of $3,364 to contingent consideration and a decrease of $3,364 to “Acquisition related liabilities adjustment” in the accompanying consolidated statements of operations for the year ended December 31, 2011. The sellers of D2 and SA will not receive any acquisition contingent payments.

10.    Goodwill and Intangible Assets:

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. The Company completed the required annual impairment test as of June 30, 2012, 2011 and 2010, which resulted in no impairment of goodwill. Based on the results of the impairment assessment as of June 30, 2012, the Company determined that the fair value of its reporting units exceeded their respective carrying value. There were no goodwill impairment indicators after the date of the last annual impairment test.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the change in goodwill from December 31, 2010 through December 31, 2012, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2010(1)	$27,908	$604,760	$632,668
Current year acquisitions	—	58,227	58,227
Accrual of acquisition related liabilities	—	250	250
Purchase accounting reclassifications	—	(761)	(761)
Acquisition related escrow funding	—	19,560	19,560

Goodwill at December 31, 2011(1)	27,908	682,036	709,944

Current year acquisitions	26,647	465,261	491,908
Purchase accounting reclassifications	—	873	873
Acquisition related escrow funding	1,000	37,800	38,800
Finalization of acquisition related escrows	—	5,934	5,934

Goodwill at December 31, 2012(1)	$55,555	$1,191,904	$1,247,459

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to December 31, 2010.

The Company finalized the purchase accounting for the acquisitions of HRP and Bloodhound during the quarter ended June 30, 2012. The Company’s purchase accounting reclassifications primarily related to the finalization of HRP and Bloodhound, which resulted in an increase in goodwill of $836, and an increase in liabilities of $1,233, an increase in other assets of $882, and a decrease in fixed assets of $226. The impact of these adjustments on the consolidated statements of operations for the years ended December 31, 2012 and 2011 was immaterial.

The Company finalized the purchase accounting for the acquisitions of 3E and CP during the quarter ended December 31, 2011. The Company’s purchase accounting reclassifications primarily related to the finalization of 3E and CP, which resulted in a decrease in goodwill of $761, and an increase in liabilities of $1,893, an increase in other assets of $2,202, and an increase in intangible assets of $491. The impact of these adjustments on the consolidated statements of operations for the years ended December 31, 2011 and 2010 was immaterial. The Company finalized the purchase accounting for the acquisition of SA as of December 31, 2010, which resulted in an increase in goodwill of $882 and adjustments to intangible assets, current assets, current liabilities, and deferred tax liabilities. The impact of these adjustments on the consolidated statement of operations for the year ended December 31, 2010 was immaterial.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
December 31, 2012
Technology-based	8 years	$313,590	$(177,929)	$135,661
Marketing-related	5 years	79,101	(41,079)	38,022
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	413,043	(65,791)	347,252

Total intangible assets		$812,289	$(291,354)	$520,935

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
December 31, 2011
Technology-based	7 years	$235,654	$(155,333)	$80,321
Marketing-related	5 years	48,770	(33,190)	15,580
Contract-based	6 years	6,555	(6,482)	73
Customer-related	13 years	173,224	(42,774)	130,450

Total intangible assets		$464,203	$(237,779)	$226,424

Amortization expense related to intangible assets for the years ended December 31, 2012, 2011 and 2010, was approximately $53,575, $34,792, and $27,398, respectively. Estimated amortization expense in future periods through 2018 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2013	$64,305
2014	57,168
2015	51,252
2016	49,421
2017	48,518
2018 and thereafter	250,271

Total	$520,935

11.    Income Taxes:

The components of the provision for income taxes for the years ended December 31 are as follows:

	2012	2011	2010
Current:
Federal and foreign	$117,351	$133,043	$126,075
State and local	9,453	21,343	24,651

	126,804	154,386	150,726

Deferred:
Federal and foreign	56,952	14,896	7,933
State and local	6,310	8,381	5,439

	63,262	23,277	13,372

Provision for income taxes	$190,066	$177,663	$164,098

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows for the years ended December 31:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	1.8%	3.8%	4.8%
Non-deductible KSOP expenses	0.9%	0.9%	1.0%
Other	(1.1)%	(1.1)%	(0.4)%

Effective tax rate for continuing operations	36.6%	38.6%	40.4%

The decrease in the effective tax rate in 2012 compared to 2011 was due to benefits resulting from the successful execution of tax planning strategies. The decrease in the effective tax rate in 2011 compared to 2010 was due to favorable settlements and resolution of uncertain tax positions, as well as a decrease in deferred taxes and a corresponding increase in tax expense in 2010 of $2,362 resulting from reduced tax benefits of Medicare subsidies associated with legislative changes in 2010.

The tax effects of significant items comprising the Company’s deferred tax assets as of December 31 are as follows:

	2012	2011
Deferred income tax asset:
Employee wages, pensions and other benefits	$50,133	$82,724
Deferred revenue	2,705	2,863
Deferred rent	4,944	5,124
Net operating loss carryover	17,088	15,133
State tax adjustments	3,626	4,803
Capital and other unrealized losses	3,240	4,206
Other	6,279	5,729

Total	88,015	120,582
Less valuation allowance	(595)	(1,615)

Deferred income tax asset	87,420	118,967
Deferred income tax liability:
Fixed assets and intangible assets	(206,553)	(101,264)
Other	(4,231)	(3,405)

Deferred income tax liability	(210,784)	(104,669)

Deferred income tax (liability) asset, net	$(123,364)	$14,298

The deferred income tax (liability) asset has been classified in “Deferred income taxes, net” in the accompanying consolidated balance sheets as of December 31, as follows:

	2012	2011
Current deferred income tax asset, net	$10,397	$3,818
Non-current deferred income tax (liability) asset, net	(133,761)	10,480

Deferred income tax (liability) asset, net	$(123,364)	$14,298

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of certain realization requirements of ASC 718, the table of net deferred tax assets shown above does not include certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will increase by $3,370 if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

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

As of December 31, 2012, deferred tax liabilities in the amount of $40,836 and $40,244 were recorded in connection with the acquisitions of MediConnect and Argus, respectively. As of December 31, 2011, a deferred tax asset in the amount of $1,324 was recorded in connection with the acquisition of Bloodhound. As of December 31, 2010 deferred tax liabilities in the amount of $810, $20,257 and $15,470 were recorded in connection with the acquisitions of SA, CP and 3E, respectively.

The ultimate realization of the deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. The Company has provided for a valuation allowance against the deferred tax assets associated with the capital loss carryforwards expiring in 2014 and the net operating losses of certain foreign subsidiaries. The Company’s net operating loss carryforwards expire as follows:

Years	Amount
2013-2020	$5,450
2021-2025	3,646
2026-2032	111,376

$120,472

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

It is the practice of the Company to permanently reinvest the undistributed earnings of its foreign subsidiaries in those operations. As of December 31, 2012, the Company has not made a provision for U.S. or additional foreign withholdings taxes on approximately $7,359 of the unremitted earnings. The Company does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. Consequently, the Company has not provided for U.S. federal or state income taxes or associated withholding taxes on these undistributed foreign earnings.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2012	2011	2010
Unrecognized tax benefit at January 1	$17,877	$23,080	$27,322
Gross increase in tax positions in prior period	911	3,684	492
Gross decrease in tax positions in prior period	(1,494)	(1,753)	(2,547)
Gross increase in tax positions in current period	—	281	1,773
Gross increase in tax positions from stock acquisitions	3,304	97	392
Gross decrease in tax positions from stock acquisitions	—	(20)	—
Settlements	(1,770)	(1,477)	(536)
Lapse of statute of limitations	(945)	(6,015)	(3,816)

Unrecognized tax benefit at December 31	$17,883	$17,877	$23,080

Of the total unrecognized tax benefits at December 31, 2012, 2011 and 2010, $10,103, $9,939 and $14,770, respectively, represent the amounts that, if recognized, would have a favorable effect on the Company’s effective tax rate in any future periods.

The total gross amount of accrued interest and penalties at December 31, 2012, 2011 and 2010 was $3,728, $4,690 and $7,753, respectively. The Company’s practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in the accompanying consolidated statements of operations.

The Company does not expect a significant increase in unrecognized benefits related to federal, foreign, or state tax exposures within the coming year. In addition, the Company believes that it is reasonably possible that approximately $8,077 of its currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2013 as a result of a combination of audit settlements and lapses of statute of limitations, net of additional uncertain tax positions.

The Company is subject to tax in the U.S. and in various state and foreign jurisdictions. The Company joined by its domestic subsidiaries, files a consolidated income tax return for the Federal income tax purposes. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for tax years before 2009. In Wisconsin, the Company is being audited for the years ended December 31, 2007 and 2008 with a statute extension to September 15, 2013. The Internal Revenue Service completed an audit for the 2008 period and is in the process of auditing the 2009 period. The Company does not expect that the results of these examinations will have a material effect on its financial position or results of operations.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Composition of Certain Financial Statement Captions:

The following table presents the components of “Other current assets”, “Accounts payable and accrued liabilities” and “Other liabilities” as of December 31:

	2012	2011
Other current assets:
Acquisition related escrows	$29,277	$36,967
Other current assets	9,832	4,281

Total other current assets	$39,109	$41,248

Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$78,979	$66,354
Escrow liabilities	28,954	30,899
Other current liabilities	79,715	65,739

Total accounts payable and accrued liabilities	$187,648	$162,992

Other liabilities:
Unrecognized tax benefits, including interest and penalty	$21,611	$22,567
Deferred rent	12,919	13,575
Other liabilities	43,660	25,724

Total other liabilities	$78,190	$61,866

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Debt:

The following table presents short-term and long-term debt by issuance as of December 31:

	Issuance Date	Maturity Date	2012	2011
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$10,000	$—
Aviva Investors senior notes:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	—
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	—
Principal senior notes:
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	—
Prudential senior notes:
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	—
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	—
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	—
Capital lease obligations and other	Various	Various	5,263	5,554

Short-term debt and current portion of long-term debt			195,263	5,554

Long-term debt:
5.80% senior notes, less unamortized discount of $862 and $967 as of December 31, 2012 and 2011, respectively	4/6/2011	5/1/2021	449,138	449,033
4.875% senior notes, less unamortized discount of $2,037 and $2,376 as of December 31, 2012 and 2011, respectively	12/8/2011	1/15/2019	247,963	247,624
4.125% senior notes, less unamortized discount of $2,692 and $0 as of December 31, 2012 and 2011, respectively	9/12/2012	9/12/2022	347,308	—
Aviva Investors North America:
6.46% Series A senior notes	4/27/2009	4/27/2013	—	30,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	—	17,500
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Principal senior notes:
6.16% Series B senior notes	8/8/2006	8/8/2013	—	25,000
Prudential senior notes:
6.13% Series G senior notes	8/8/2006	8/8/2013	—	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	—	17,500
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	—	15,000
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Capital lease obligations and other	Various	Various	1,753	3,675

Long-term debt			1,266,162	1,100,332

Total debt			$1,461,425	$1,105,886

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued interest associated with the Company’s outstanding debt obligations was $17,811 and $8,617 as of December 31, 2012 and 2011, respectively, and included in “Accounts payable and accrued liabilities” within the accompanying consolidated balance sheets. Interest expense associated with the Company’s outstanding debt obligations was $69,892, $51,915 and $33,045 for the years ended December 31, 2012, 2011 and 2010, respectively.

Senior Notes

On September 12, 2012, the Company completed an issuance of senior notes in the aggregate principal amount of $350,000. These senior notes are due on September 12, 2022 and accrue interest at a rate of 4.125% per annum. The Company received net proceeds of $344,950 after deducting original issue discount and underwriting discounts and commissions of $5,050. Interest is payable semi-annually on March 12 and September 12 of each year, beginning on March 12, 2013. Interest accrues from September 12, 2012.

On December 8, 2011, the Company completed an issuance of senior notes in the aggregate principal amount of $250,000. These senior notes are due on January 15, 2019 and accrue interest at a rate of 4.875% per annum. The Company received net proceeds of $246,040 after deducting original issue discount and underwriting discounts and commissions of $3,960. Interest is payable semi-annually on January 15th and July 15th of each year, beginning on July 15, 2012. Interest accrues from December 8, 2011.

On April 6, 2011, the Company completed an issuance of senior notes in the aggregate principal amount of $450,000. These senior notes are due on May 1, 2021 and accrue interest at a rate of 5.80% per annum. The Company received net proceeds of $446,031 after deducting original issue discount and underwriting discounts and commissions of $3,969. Interest is payable semi-annually on May 1st and November 1st of each year, beginning on November 1, 2011. Interest accrues from April 6, 2011.

These senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO, our principal operating subsidiary, Verisk and certain subsidiaries that guarantee our syndicated revolving credit facility or any amendment, refinancing or replacement thereof (See Note 20. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries for further information). The debt issuance costs are amortized from the date of issuance to the maturity date. The senior notes rank equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. However, the senior notes are subordinated to the indebtedness of any of the subsidiaries that do not guarantee the senior notes and are effectively subordinated to any future secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees of the senior notes rank equally and ratably in right of payment with all other existing and future unsecured and unsubordinated indebtedness of the guarantors, and senior in right of payment to all future subordinated indebtedness of the guarantors. Because the guarantees of the senior notes are not secured, such guarantees are effectively subordinated to any existing and future secured indebtedness of the applicable guarantor to the extent of the value of the collateral securing that indebtedness. Upon a change of control event, the holders of the senior notes have the right to require the Company to repurchase all or any part of such holder’s senior notes at a purchase price in cash equal to 101% of the principal amount of the senior notes plus accrued and unpaid interest, if any, to the date of repurchase. The indenture governing the senior notes restricts the Company’s ability and its subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prudential Master Shelf Agreement

The Company has a $450,000 uncommitted master shelf agreement with Prudential Capital Group that expires on August 30, 2013. Prudential Shelf Notes may be issued and sold until the earliest of (i) August 30, 2013; (ii) the thirtieth day after receiving written notice to terminate; or (iii) the last closing day after which there is no remaining facility available. Interest is payable at a fixed rate or variable floating rate on a quarterly basis. Fixed rate Prudential Shelf Notes are subject to final maturities not to exceed ten years and, in the case of floating rate Prudential Shelf Notes, not to exceed five years. The net proceeds from Prudential Shelf Notes were utilized to repurchase Class B common stock, to repay certain maturing notes and revolver draw downs and to fund acquisitions.

As of December 31, 2012 and 2011, $260,000 was outstanding under this agreement. Prudential Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and interest coverage ratios. As of December 31, 2012, the Company had $190,000 of available borrowing capacity under this facility.

Principal Master Shelf Agreement

The Company had an uncommitted master shelf agreement with Principal Global Investors, LLC that expired on July 10, 2009. The Company did not extend this agreement. As of December 31, 2012 and 2011, $25,000 was outstanding under this agreement. Interest is payable on a quarterly basis. Principal Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and interest coverage ratios.

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

As of December 31, 2012 and 2011, $85,000 was outstanding under this agreement. New York Life Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and interest coverage ratios. As of December 31, 2012, the Company had $30,000 of available borrowing capacity under this facility.

Aviva Master Shelf Agreement

The Company had an uncommitted master shelf agreement with Aviva Investors North America, Inc (“Aviva”) that expired on December 10, 2011. The Company did not extend this agreement. As of December 31, 2012 and 2011, $30,000 was outstanding under this agreement. Interest is payable quarterly at a fixed rate of 6.46%. The net proceeds from Aviva Shelf Notes issued were utilized to fund acquisitions. Aviva Shelf Notes contains certain covenants that, among other things, require the Company to maintain certain leverage and interest coverage ratios.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Syndicated Revolving Credit Facility

The Company has a committed senior unsecured Syndicated Revolving Credit Facility (the “Credit Facility”) with Bank of America N.A., JPMorgan Chase Bank N.A., Wells Fargo Bank N.A., SunTrust Bank, RBS Citizens N.A., Morgan Stanley Bank N.A., TD Bank N.A., Sovereign Bank N.A., and The Northern Trust Company. On September 28, 2012, the Company amended its Credit Facility to increase the borrowing capacity from $725,000 to $850,000, extend the maturity date from October 24, 2016 to October 24, 2017 and increase the maximum Consolidated Funded Debt Leverage Ratio from 3.25-to-1.0 to 3.50-to-1.0. The Company amortizes all one-time fees and third party costs associated with the execution and amendment of this Credit Facility though the maturity date. Interest is payable at maturity at a rate of LIBOR plus 1.250% to 1.875%, depending upon the result of certain ratios defined in the credit agreement. The Credit Facility contains certain customary financial and other covenants that, among other things, require the Company to maintain certain leverage and interest coverage ratios. Verisk and ISO are co-borrowers under the credit facility.

As of December 31, 2012, the Company has an available borrowing capacity of $840,000 under the Credit Facility. Borrowings may be used for general corporate purposes, including working capital and capital expenditures, acquisitions and share repurchase programs. As of December 31, 2012 and 2011, the Company had $10,000 and $0, respectively, outstanding under the Credit Facility. The interest on the outstanding borrowings as of December 31, 2012 is payable at a weighted average interest rate of 1.71%.

Debt Maturities

The following table reflects the Company’s debt maturities:

Year	Amount
2013	$195,263
2014	$1,189
2015	$170,415
2016	$50,147
2017	$2
2018 and thereafter	$1,044,409

$1,461,425

14.    Stockholders’ Equity (Deficit):

The Company authorized 1,200,000,000 shares of Verisk Class A common stock. The Verisk Class A common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all eleven members of the board of directors. On November 18, 1996, the Company authorized 1,000,000,000 ISO Class B shares and issued 500,225,000 shares. On October 6, 2009, the Company completed a corporate reorganization whereby the ISO Class B common stock and treasury stock was converted to Verisk Class B common stock on a one-for-one-basis. All Verisk Class B shares sold into the IPO were converted to Verisk Class A common stock on a one-for-one basis. In addition, the Verisk Class B common stock authorized was reduced to 800,000,000 shares, sub-divided into 400,000,000 shares of Class B-1 and 400,000,000 of Class B-2. Each share of Class B-1 common stock converted automatically, without any action by the stockholder, into one share of Verisk Class A common stock on April 6, 2011. Each share of Class B-2 common stock converted automatically, without any action by the stockholder, into one share of Verisk Class A common stock on October 6, 2011. The Class B shares had the same rights as Verisk Class A shares with respect to dividends and economic ownership, but had voting rights to

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elect three of the eleven directors. The Company repurchased 7,583,532 and 374,718 Class B-1 and Class B-2 shares, respectively, at an average price of $26.3644 during the year ended December 31, 2010. These repurchases were separately authorized and did not affect the availability under the share repurchase program of the Company’s common stock (the “Repurchase Program”). Upon the conversion of Verisk Class B common stock to Class A common stock, the Company’s common stock consisted only of Class A common stock.

The Company authorized 80,000,000 shares of preferred stock, par value $0.001 per shares. The preferred shares have preferential rights over the Verisk Class A, Class B-1 and Class B-2 common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares from the reorganization date through December 31, 2012.

Share Repurchase Program

The Company has authorized repurchases of up to $900,000 of its common stock through the Repurchase Program and as of December 31, 2012, the Company had $144,192 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2009 Equity Incentive Plan (the “Incentive Plan”) and the ISO 1996 Incentive Plan (the “Option Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.

During the years ended December 31, 2012 and 2011, 3,491,591 and 11,326,624 shares of Verisk Class A common stock were repurchased by the Company as part of this program at a weighted average price of $46.57 and $33.61 per share, respectively. The Company utilized cash from operations and the proceeds from its senior notes to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $1,511 and $1,200 in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheets for those purchases that have not settled as of December 31, 2012 and 2011, respectively.

Treasury Stock

As of December 31, 2012, the Company’s treasury stock consisted of 376,275,965 shares of Verisk Class A common stock. During the year ended December 31, 2012 and 2011, the Company reissued 6,933,437 and 3,716,165 shares of Class A common stock, under the Incentive Plan and the Option Plan, from the treasury shares at a weighted average price of $4.07 and $4.30 per share, respectively.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31:

	2012	2011	2010
	(In thousands, except for share and per share data)
Numerator used in basic and diluted EPS:
Net income	$329,142	$282,758	$242,552

Denominator:
Weighted average number of common shares used in basic EPS	165,890,258	166,015,238	177,733,503
Effect of dilutive shares:
Potential Class A redeemable common stock issuable from stock options and stock awards	5,819,260	7,309,872	8,661,459

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	171,709,518	173,325,110	186,394,962

Basic net income per share	$1.98	$1.70	$1.36

Diluted net income per share	$1.92	$1.63	$1.30

The potential shares of common stock that were excluded from diluted EPS were 919,816, 1,506,440 and 2,095,140 at December 31, 2012, 2011 and 2010, respectively, because the effect of including those potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses as of December 31:

	2012	2011
Unrealized gains on investments, net of tax	$72	$269
Unrealized foreign currency losses	(960)	(975)
Pension and postretirement unfunded liability adjustment, net of tax	(88,272)	(77,581)

Accumulated other comprehensive losses	$(89,160)	$(78,287)

15.    Compensation Plans:

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

Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $17 for 2012, 2011 and 2010. Certain eligible participants (age 50 and older) may contribute an additional $6 on a pre-tax basis for 2012, 2011 and 2010. After-tax contributions are limited to 10% of a participant’s compensation. The Company provides quarterly matching contributions in Verisk Class A common stock. The quarterly matching contributions are primarily equal to 75% of the first 6% of the participant’s contribution.

The Company established the ESOP component as a funding vehicle for the KSOP. This leveraged ESOP acquired 57,190,000 shares of the Company’s Class A common stock at a cost of approximately $33,170 ($0.58 per share) in January 1997. The ESOP borrowed $33,170 from an unrelated third party to finance the purchase of the KSOP shares. The common shares were pledged as collateral for its debt. The Company made annual cash contributions to the KSOP equal to the ESOP’s debt service. As the debt was repaid, shares were released from collateral and allocated to active employees in proportion to their annual salaries in relation to total participant salaries. The Company accounts for its ESOP in accordance with ASC 718-40, Employee Stock Ownership Plans (“ASC 718-40”) and ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”). As shares were committed to be released from collateral, the Company reported compensation expense at the then-current fair value of the shares, and the shares became outstanding for EPS computations.

In December 2004, the Company repaid the ESOP loan and issued a new loan agreement between the Company and the KSOP, thereby extending the allocation of the remaining unreleased shares as of July 1, 2004 through 2013. As a part of this new loan agreement, the Company is required to contribute $8,000 to the ESOP by 2016, earlier payment is at the Company’s discretion. As the intercompany ESOP loan is repaid, a percentage of the ESOP loan collateral will be released and allocated to active participants in proportion to their annual salaries in relation to total participant salaries. As of December 31, 2012, the intercompany ESOP loan collateral consisted of 631,593 shares of Verisk Class A common stock valued at $50.97 per share. As of December 31, 2012, the Company had 16,075,177 allocated ESOP shares.

In 2005, the Company established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the qualified pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees participated in the Profit Sharing Plan if they completed 1,000 hours of service each plan year and were employed on December 31 of that year. The Company can make a discretionary contribution to the Profit Sharing Plan based on the annual performance of the Company. Participants vest once they have completed four years and 1,000 hours of service. For all periods presented, the profit sharing contribution was funded using Class A common stock.

At December 31, 2012, 2011 and 2010, the fair value of Verisk Class A common stock was $50.97, $40.13, and $34.08 per share, respectively. KSOP compensation expense for 2012, 2011 and 2010 was approximately $13,111, $12,615 and $11,573, respectively.

Equity Compensation Plans

All of the Company’s outstanding stock options and restricted stock are covered under the Incentive Plan or the Option Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the Incentive Plan. Cash received from stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $68,388, $43,345 and $35,482, respectively.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2012, the Company granted 839,677 nonqualified stock options to key employees. The nonqualified stock options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. In addition, the Company granted 244,397 shares of restricted stock to key employees. The restricted stock is valued at the closing price of the Company’s Class A common stock on the date of grant and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the periods in which the restrictions lapse. The restricted stock is not assignable or transferrable until it becomes vested. Also in 2012, the Company granted 36,697 nonqualified stock options that were immediately vested, 96,750 nonqualified stock options with a one-year service vesting period and 4,777 shares of Class A common stock, to the directors of the Company. The stock options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date and a ten-year contractual term. As of December 31, 2012, there were 5,733,463 shares of Class A common stock reserved and available for future issuance.

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table during the years ended December 31:

	2012	2011	2010
Option pricing model	Black-Scholes	Black-Scholes	Black-Scholes
Expected volatility	32.22%	30.44%	31.08%
Risk-free interest rate	0.90%	2.21%	2.39%
Expected term in years	4.7	5.1	4.8
Dividend yield	0.00%	0.00%	0.00%
Weighted average grant date fair value per stock option	$13.59	$10.42	$8.73

The expected term for a majority of the awards granted was estimated based on studies of historical experience and projected exercise behavior. However, for certain awards granted, for which no historical exercise pattern exists, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor was based on the average volatility of the Company’s peers, calculated using historical daily closing prices over the most recent period is commensurate with the expected term of the stock option awards. The expected dividend yield was based on the Company’s expected annual dividend rate on the date of grant.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of options outstanding under the Incentive Plan and the Option Plan and changes during the three years then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2010	26,761,221	$10.74	$522,914

Granted	2,186,416	$28.36
Exercised	(5,579,135)	$6.36	$154,653

Cancelled or expired	(310,645)	$19.77

Outstanding at December 31, 2010	23,057,857	$13.35	$478,014

Granted	1,574,705	$33.46
Exercised	(5,543,866)	$7.82	$149,613

Cancelled or expired	(192,291)	$22.58

Outstanding at December 31, 2011	18,896,405	$16.55	$445,510

Granted	973,124	$47.38
Exercised	(6,880,678)	$9.09	$257,391

Cancelled or expired	(415,553)	$19.30

Outstanding at December 31, 2012	12,573,298	$22.21	$361,653

Options exercisable at December 31, 2012	8,796,996	$18.37	$286,806

Options exercisable at December 31, 2011	12,153,311	$12.35	$337,647

A summary of the status of the Company’s nonvested options and changes is presented below:

	Number of Options	Weighted Average Grant-Date Fair Value Per Share
Nonvested balance at January 1, 2010	9,870,996	$5.27
Granted	2,186,416	$8.73
Vested	(3,509,357)	$5.04
Cancelled or expired	(310,645)	$5.84

Nonvested balance at December 31, 2010	8,237,410	$6.27

Granted	1,574,705	$10.42
Vested	(2,876,730)	$5.56
Cancelled or expired	(192,291)	$6.82

Nonvested balance at December 31, 2011	6,743,094	$7.52

Granted	973,124	$13.59
Vested	(3,524,363)	$7.38
Cancelled or expired	(415,553)	$5.62

Nonvested balance at December 31, 2012	3,776,302	$9.43

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2012 was $361,653 and $286,806, respectively. In accordance with ASC 718, excess tax benefit from exercised stock options is recorded as an increase to additional-paid-in capital and a corresponding reduction in taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying consolidated statements of cash flows. For the years ended December 31, 2012, 2011 and 2010, the Company recorded excess tax benefit from exercised stock options of $88,387, $57,684 and $49,015, respectively. The Company realized $60,672, $53,195 and $49,015 of tax benefit within the Company’s tax payments through December 31, 2012, 2011 and 2010, respectively.

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

The Company estimates expected forfeitures of equity awards at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the requisite service period and may impact the timing of expense recognized over the requisite service period. Stock based compensation expense for 2012, 2011 and 2010 was $24,696, $22,656 and $21,298, respectively.

A summary of the status of the restricted stock awarded under the Incentive Plan and changes is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2010	—	$—
Granted	150,187	$33.27
Vested	(1,523)	$33.30
Forfeited	(3,030)	$33.30

Outstanding at December 31, 2011	145,634	$33.32
Granted	244,397	$47.10
Vested	(41,120)	$34.51
Forfeited	(17,898)	$43.27

Outstanding at December 31, 2012	331,013	$42.78

As of December 31, 2012, there was $37,269 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Incentive Plan and the Option Plan. That cost is expected to be recognized over a weighted-average period of 2.41 years. As of December 31, 2012, there were 3,776,302 and 331,013 nonvested stock options and restricted stock, respectively, of which 3,276,890 and 261,866 are expected to vest. The total grant date fair value of options vested during the years ended

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2012, 2011 and 2010 was $19,834, $20,554 and $17,677, respectively. The total grant date fair value of restricted stock vested during the year ended December 31, 2012 and 2011 was $3,206 and $908, respectively.

On May 16, 2012, the Company’s stockholders approved the implementation of an employee stock purchase plan (“ESPP”). The ESPP commenced on October 1, 2012 and offers eligible employees the opportunity to authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25 in any calendar year, to purchase shares of the Company’s Class A common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the year ended December 31, 2012, the Company issued 6,074 shares of Verisk Class A common stock at a discounted price of $48.42.

16.    Pension and Postretirement Benefits:

The Company maintained a qualified defined benefit pension plan for a certain of its employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. The Company has applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on salary rates determined by years of service, as well as the interest earned on the previous year-end cash balance. The Company also has a non-qualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company. On January 12, 2012, the Company announced a hard freeze, which eliminated all future compensation and service credits, to be instituted on February 29, 2012 to all participants in the Pension Plan and SERP. The freeze in 2012 reduced the unfunded pension liability by approximately $10,200 and the Company realized a curtailment gain of $780 in “Cost of revenues” and “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

The Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. In April 2012, the Company completed a voluntary prefunding to the Pension Plan of $72,000, which resulted in a total contribution of $78,837 for the year, of which $28,206 was the minimum contribution requirement for 2012. The minimum required funding for the Pension Plan for the years ended December 31, 2011 and 2010 was $25,312 and $20,444, respectively. Due to the prefunding, the 2013 minimum contribution requirement is expected to be $0. The Company contributed $839, $1,400 and $313 to the SERP in 2012, 2011 and 2010, respectively, and expects to contribute $705 in 2013.

The Company also provides certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”) is contributory, requiring participants to pay a stated percentage of the premium for coverage. As of October 1, 2001, the Postretirement Plan was amended to freeze benefits for current retirees and certain other employees at the January 1, 2002 level. Also, as of October 1, 2001, the Postretirement Plan had a curtailment, which eliminated retiree life insurance for all active employees and healthcare benefits for almost all future retirees, effective January 1, 2002. The Company expects to contribute $1,056 to the Postretirement Plan in 2013. In March 2012, the Company established a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The Company contributed $20,000 to the VEBA Plan for the year ended December 31, 2012, and does not expect to make further contributions thereafter. The asset allocation for the VEBA Plan at December 31, 2012 and target allocation for 2013 are 100% in debt securities.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the benefit obligations and the plan assets, the unfunded status of the Pension Plan, SERP and Postretirement Plan, and the amounts recognized in the Company’s consolidated balance sheets at December 31:

	Pension Plan and SERP		Postretirement Plan
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at January 1	$434,689	$409,470	$21,935	$27,227
Service cost	282	6,361	—	—
Interest cost	19,888	21,707	779	878
Actuarial loss (gain)	39,466	22,268	2,328	(2,731)
Curtailments	(8,255)	—	—	—
Plan participants’ contributions	—	—	2,505	2,380
Benefits paid	(25,588)	(25,117)	(5,411)	(6,457)
Federal subsidy on benefits paid	—	—	298	638

Benefit obligation at December 31	$460,482	$434,689	$22,434	$21,935

Accumulated benefit obligation at December 31	$460,482	$424,525

Weighted-average assumptions as of December 31 used to determine benefit obligation:
Discount rate	3.98%	4.98%	2.75%	3.50%
Rate of compensation increase	N/A	4.00%	N/A	N/A

Change in plan assets:
Fair value of plan assets at January 1	$324,864	$313,423	$—	$—
Actual return on plan assets, net of expenses	42,182	9,846	206	—
Employer contributions	79,676	26,712	21,168	3,439
Plan participants’ contributions	—	—	2,505	2,380
Benefits paid	(25,588)	(25,117)	(5,411)	(6,457)
Subsidies received	—	—	298	638

Fair value of plan assets at December 31	$421,134	$324,864	$18,766	$—

Unfunded status at December 31	$39,348	$109,825	$3,668	$21,935

The pre-tax components affecting accumulated other comprehensive losses as of December 31 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	2012	2011	2012	2011
Prior service benefit	$—	$(913)	$(1,293)	$(1,439)
Actuarial losses	137,369	123,087	9,285	7,543

Accumulated other comprehensive losses, pretax	$137,369	$122,174	$7,992	$6,104

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit cost and the amounts recognized in other comprehensive loss are summarized below for the years ended December 31:

	Pension Plan and SERP			Postretirement Plan
	2012	2011	2010	2012	2011	2010
Service cost	$282	$6,361	$6,412	$—	$—	$—
Interest cost	19,888	21,707	21,364	779	878	1,211
Curtailment gain	(780)	—	—		—	—
Expected return on plan assets	(28,899)	(25,797)	(22,648)	(255)	—	—
Amortization of prior service benefit	(133)	(801)	(801)	(146)	(146)	(146)
Amortization of net actuarial loss	3,646	5,598	6,067	634	420	584

Net periodic benefit (credit) cost	(5,996)	7,068	10,394	1,012	1,152	1,649
Amortization of actuarial gain	(279)	(656)	(496)	—	—	—
Amortization of prior service benefit	133	801	801	146	146	146
Prior service benefit	(7,475)	—	—	—	—	—
Net gain recognized	(3,368)	(4,942)	(5,571)	—	—	—
Actuarial loss (gain)	26,184	38,220	9,151	1,742	(3,152)	104

Total recognized in other comprehensive loss	15,195	33,423	3,885	1,888	(3,006)	250

Total recognized in net periodic benefit (credit) cost and other comprehensive loss	$9,199	$40,491	$14,279	$2,900	$(1,854)	$1,899

The estimated amounts in accumulated other comprehensive losses that are expected to be recognized as components of net periodic benefit cost during 2013 are summarized below:

	Pension Plan And SERP	Postretirement Plan	Total
Amortization of prior service benefit	$—	$(146)	$(146)
Amortization of net actuarial loss	3,804	628	4,432

Total	$3,804	$482	$4,286

The weighted-average assumptions as of January 1 used to determine net periodic benefit (credit) cost and the amount recognized in the accompanying consolidated balance sheets are provided below:

	Pension Plan and SERP			Postretirement Plan
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions as of January 1, used to determine net benefit cost:
Discount rate	4.98%	5.49%	5.74%	3.50%	4.00%	4.50%
Expected return on plan assets	7.50%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Amounts recognized in the consolidated balance sheets consist of:
Pension, SERP and postretirement benefits, current	$693	$664	$519	$1,041	$3,348	$4,144
Pension, SERP and postretirement benefits, noncurrent	38,655	109,161	95,528	2,627	18,587	23,083

Total pension, SERP and postretirement benefits	$39,348	$109,825	$96,047	$3,668	$21,935	$27,227

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the Postretirement Plan are net of the federal Medicare subsidy.

	Pension Plan and SERP	Postretirement Plan
	Gross Benefit Amount	Gross Benefit Amount	Medicare Subsidy Payments	Net Benefit Amount
2013	$27,979	$3,647	$(571)	$3,076
2014	$30,908	$3,379	$(556)	$2,823
2015	$29,083	$3,075	$(548)	$2,527
2016	$29,249	$2,797	$(535)	$2,262
2017	$29,336	$2,522	$(519)	$2,003
2018-2022	$146,083	$8,758	$(1,599)	$7,159

The healthcare cost trend rate for 2012 was 8.00% gradually decreasing to 5.00% in 2018. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A 1% change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect of total service and interest cost components of net periodic postretirement healthcare benefit cost	$19,013	$(17,605)
Effect on the healthcare component of the accumulated postretirement benefit obligation	$603,722	$(557,729)

The expected subsidy from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced the Company’s accumulated postretirement benefit obligation by approximately $4,089 and $7,900 as of December 31, 2012 and 2011, and the net periodic benefit cost by approximately $114, $499 and $474 in fiscal 2012, 2011 and 2010, respectively.

The expected return on the Pension Plan assets for 2012 and 2011 was 7.50% and 8.25%, respectively, which was determined by taking into consideration the Company’s analysis of its actual historical investment returns to a broader long-term forecast adjusted based on the its target investment allocation, and the current economic environment. The Company’s investment guidelines target investment allocation of 60% equity securities and 40% debt securities. The Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms. The domestic equity portion of the total portfolio should range between 40% and 60%. The international equity portion of the total portfolio should range between 10% and 20%. The fixed income portion of the total portfolio should range between 20% and 40%. The asset allocation at December 31, 2012 and 2011, and target allocation for 2013 by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets
		2012	2011
Equity securities	60.00%	57.90%	51.00%
Debt securities	40.00%	41.00%	47.00%
Other	0.00%	1.10%	2.00%

Total	100.00%	100.00%	100.00%

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the fair value measurements by level of the Pension Plan and Postretirement Plan assets:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Equity
Managed equity accounts(1)	$74,815	$74,815	$—	$—
Equity — pooled separate account(2)	168,232	—	168,232	—
Equity — partnerships(3)	1,022	—	—	1,022
Debt
Fixed income manager — pooled separate account(2)	172,547	—	172,547	—
Fixed income manager — government securities(4)	18,766	18,766	—	—
Other
Cash — pooled separate account(2)	4,518	—	4,518	—

Total	$439,900	$93,581	$345,297	$1,022

December 31, 2011
Equity
Managed equity accounts(1)	$59,269	$59,269	$—	$—
Equity — pooled separate account(2)	104,738	—	104,738	—
Equity — partnerships(3)	1,067	—	—	1,067
Debt
Fixed income manager — pooled separate account(2)	151,735	—	151,735	—
Other
Cash — pooled separate account(2)	8,055	—	8,055	—

Total	$324,864	$59,269	$264,528	$1,067

(1)	Valued at the closing price of shares for domestic stocks within the managed equity accounts, and valued at the net asset value (“NAV”) of shares for mutual funds at either the closing price reported in the active market or based on yields currently available on comparable securities of issuers with similar credit ratings for corporate bonds held by the Plan in these managed accounts.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The pooled separate accounts invest in domestic and foreign stocks, bonds and mutual funds. The fair values of these stocks, bonds and mutual funds are publicly quoted and are used in determining the NAV of the pooled separate account, which is not publicly quoted.

(3)	Investments for which readily determinable prices do not exist are valued by the General Partner using either the market or income approach. In establishing the estimated fair value of investments, including those without readily determinable values, the General Partner assumes a reasonable period of time for liquidation of the investment, and takes into consideration the financial condition and operating results of the underlying portfolio company, nature of investment, restrictions on marketability, holding period, market conditions, foreign currency exposures, and other factors the General Partner deems appropriate.

(4)	The fund invested in the U.S. government, its agencies or instrumentalities or securities that are rated AAA by S&P, AAA by Fitch, or Aaa by Moody’s, including but not limited to mortgage securities such as agency and non-agency collateralized mortgage obligations, and other obligations that are secured by mortgages or mortgage backed securities, and valued at the closing price reported in the active market.

The following table sets forth a summary of changes in fair value of the Pension Plan’s Level 3 assets for the years ended December 31:

	Equity-partnerships
	2012	2011
Balance at January 1	$1,067	$1,121
Realized and unrealized loss on plan assets, net	(45)	(54)

Balance at December 31	$1,022	$1,067

17.    Segment Reporting

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

Decision Analytics: The Company develops solutions that its customers use to analyze key processes in managing risk. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of mortgage applications to identify misinformation, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance, mortgage and healthcare sectors. Effective December 31, 2011, the Company provided additional disclosure about its revenue within Decision Analytics segment based on the industry vertical groupings of

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance, financial services, healthcare and specialized markets. Previously, the Company disclosed revenue based on the classification of its solution as fraud identification and detection solutions, loss prediction solutions and loss quantification solutions. There have been no changes in reportable segments in accordance with ASC 280-10 for the years ended December 31, 2011 and 2010.

Risk Assessment: The Company is the leading provider of statistical, actuarial and underwriting data for the U.S. P&C insurance industry. The Company’s databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants and fire suppression capabilities of municipalities. The Company uses this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies. Effective December 31, 2012, the Company combined the statistical agency and data services and actuarial services into industry-standard insurance programs within the Risk Assessment segment. There have been no changes in reportable segments in accordance with ASC 280-10 for the years ended December 31, 2012, 2011 and 2010.

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. In the second quarter of 2012, the Company changed its definition of EBITDA such that it only reflects the definition noted and no longer excludes investment income and realized (loss) gain on securities, net, for all periods presented. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1.00% or more of the Company’s consolidated revenue for the years ended December 31, 2012, 2011 or 2010. No individual country outside of the U.S. accounted for 1.00% or more of total consolidated long-term assets as of December 31, 2012 or 2011.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the Company’s revenue and operating income performance by reportable segment for the years ended December 31, as well as a reconciliation to income before income taxes for all periods presented in the accompanying consolidated statements of operations:

	2012			2011			2010
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$954,814	$579,506	$1,534,320	$768,479	$563,361	$1,331,840	$596,205	$542,138	$1,138,343
Expenses:
Cost of revenues (exclusive of items shown separately below)	424,746	182,428	607,174	340,068	193,667	533,735	268,742	194,731	463,473
Selling, general and administrative	150,413	80,946	231,359	125,938	83,531	209,469	87,384	78,990	166,374
Acquisition related liabilities adjustment	—	—	—	(3,364)	—	(3,364)	(544)	—	(544)
Investment income and realized (loss) gain on securities, net	—	(128)	(128)	—	(887)	(887)	—	(400)	(400)

EBITDA	379,655	316,260	695,915	305,837	287,050	592,887	240,623	268,817	509,440
Depreciation and amortization of fixed assets	37,093	13,531	50,624	29,608	14,219	43,827	23,956	16,772	40,728
Amortization of intangible assets	53,575	—	53,575	34,671	121	34,792	27,253	145	27,398
Investment income and realized (loss) gain on securities, net	—	128	128	—	887	887	—	400	400

Operating income	$288,987	$302,601	591,588	$241,558	$271,823	513,381	$189,414	$251,500	440,914

Investment income and realized (loss) gain on securities, net			128			887			400
Interest expense			(72,508)			(53,847)			(34,664)

Income before income taxes			$519,208			$460,421			$406,650

Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$64,747	$15,004	$79,751	$56,486	$11,890	$68,376	$32,622	$8,323	$40,945

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segment revenue by type of service is provided below for the years ended December 31:

	2012	2011	2010
Decision Analytics
Insurance	$493,456	$451,216	$372,843
Financial services	153,039	134,702	137,365
Healthcare	222,955	103,722	57,972
Specialized markets	85,364	78,839	28,025

Total Decision Analytics	954,814	768,479	596,205

Risk Assessment
Industry-standard insurance programs	450,646	426,228	405,067
Property-specific rating and underwriting information	128,860	137,133	137,071

Total Risk Assessment	579,506	563,361	542,138

Total consolidated revenues	$1,534,320	$1,331,840	$1,138,343

18.    Related Parties:

The Company considers its Class A stockholders that own more than 5% of the outstanding stock within the respective class to be related parties as defined within ASC 850, Related Party Disclosures. The Company had no related parties owning more than 5% of the entire class of stock as of December 31, 2012 and 2011.

In addition, the Company had revenues from related parties for the years ended December 31, 2012, 2011 and 2010 of $0, $13,882 and $49,788, respectively. The Company incurred expenses associated with the payment of insurance coverage premiums to certain of the related parties aggregating $0, $0 and $41 for the years ended December 31, 2012, 2011 and 2010, respectively. These costs are included in “Cost of revenues” and “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

19.    Commitments and Contingencies:

The Company’s operations are conducted on leased premises. Approximate minimum rentals under long-term noncancelable leases for all leased premises, computer equipment and automobiles are as follows:

Years Ending	Operating Leases	Capital Leases
2013	$32,240	$5,377
2014	30,588	1,209
2015	31,712	422
2016	30,932	149
2017	29,139	2
2018-2024	93,387	—

Net minimum lease payments	$247,998	7,159

Less amount representing interest		143

Present value of net minimum lease capital payments		$7,016

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Most of the leases require payment of property taxes and utilities and, in certain cases, contain renewal options. Operating leases consist of office space. Capital leases consist of computer equipment, office equipment, and leased automobiles. Rent expense on operating leases approximated $29,618, $27,902 and $23,898 in 2012, 2011 and 2010, respectively.

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

Citizens Insurance Litigation

On February 28, 2012, the Company was served with a complaint filed in the Florida State Circuit Court for Pasco County naming Citizens Property Insurance Corporation (“Citizens”) and the Company’s Xactware subsidiary. The complaint alleged a class action seeking declaratory and injunctive relief against defendants and was brought on behalf of “all individuals who have purchased a new or renewed a property casualty insurance policy from Citizens” where Citizens used Xactware’s 360Value product to determine replacement value of the property. On March 12, 2012, plaintiffs served their First Amended Complaint additionally alleging : (1) that Citizens and Xactware knowingly made false statements to the plaintiff class concerning their properties’ replacement cost values; (2) fraud against Xactware based on its alleged misrepresentation of the replacement value of plaintiffs’ properties; (3) conspiracy against Citizens and Xactware based on their alleged artificial inflation of the value of plaintiffs’ properties; and (4) products liability against Xactware, claiming Xactware defectively designed 360Value as used in the Florida insurance market. The First Amended Complaint sought declaratory and injunctive relief, as well as unspecified monetary damages alleged to be in excess of $1,000 for the class. On May 31, 2012 plaintiff served his Second Amended Complaint which no longer alleged a class action, but continued to allege: (1) that Citizens and Xactware artificially inflated the replacement cost value of plaintiff’s property using 360Value; (2) fraud by Xactware; (3) a conspiracy between Citizens and Xactware; and (4) products liability against Xactware. The Second Amended Complaint similarly sought declaratory and injunctive relief as well as damages representing the difference between the premium plaintiff paid to Citizens using 360Value and what the premium should have been if Citizens used an accurate replacement cost value for plaintiff’s property. Defendants’ motion to transfer was granted and the case was transferred to the Leon County Circuit Court on September 17, 2012. Plaintiff dismissed all claims against Xactware on November 26, 2012.

Intellicorp Records, Inc. Litigation

On April 20, 2012, the Company was served with a class action complaint filed in Alameda County Superior Court in California naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp”) titled Jane Roe v. Intellicorp Records, Inc. The complaint alleged violations of the Fair Credit Reporting Act (“FCRA”) and claimed that Intellicorp failed to implement reasonable procedures to assure maximum possible accuracy of the adverse information contained in the background reports, failed to maintain strict procedures to ensure that criminal record information provided to employers is complete and up to date, and failed to notify class members contemporaneously of the fact that criminal record information was being provided to their employers and prospective employers. Intellicorp removed the case to the United States District Court of the Northern District

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of California. The District Court later granted Intellicorp’s motion to transfer the case, which is now pending in the United States District Court for the Northern District of Ohio. On October 24, 2012 plaintiffs served their First Amended Complaint (the “Roe Complaint”) alleging a nationwide putative class action on behalf of all persons who were the subject of a Criminal SuperSearch or other “instant” consumer background report furnished to a third party by Intellicorp for employment purposes, and whose report contained any negative public record of criminal arrest, charge, or conviction without also disclosing the final disposition of the charges during the 5 years preceding the filing of this action through the date class certification is granted. The Roe Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees. On February 4, 2013, the District Court granted plaintiffs’ motion to amend the Roe Complaint to eliminate the named plaintiff’s individual claim for compensatory damages. This amendment did not change the breadth or scope of the request for relief sought on behalf of the proposed class.

On November 1, 2012, the Company was served with a complaint filed in the United States District Court for the Northern District of Ohio naming the Company’s subsidiary Intellicorp Records, Inc. titled Michael R. Thomas v. Intellicorp Records, Inc. On January 7, 2013 plaintiff served its First Amended Complaint (the “Thomas Complaint”) to add Mark A. Johnson (the plaintiff in the Johnson v. iiX matter described below) as a named plaintiff. The Thomas Complaint alleges a nationwide putative class action for violations of FCRA on behalf of “[a]ll natural persons residing in the United States (a) who were the subject of a report sold by Intellicorp to a third party, (b) that was furnished for an employment purpose, (c) that contained at least one public record of a criminal conviction or arrest, civil lien, bankruptcy or civil judgment, (d) within five years next preceding the filing of this action and during its pendency, and (e) to whom Intellicorp did not place in the United States mail postage-prepaid, on the day it furnished any part of the report, a written notice that it was furnishing the subject report and containing the name of the person that was to receive the report.” The Thomas Complaint proposes an alternative subclass as follows: “[a]ll natural persons residing in Ohio or Tennessee (a) who were the subject of a report sold by Intellicorp to a third party, (b) that was furnished for an employment purpose, (c) that contained at least one public record of a criminal conviction or arrest, civil lien, bankruptcy or civil judgment, (d) within five years next preceding the filing of this action and during its pendency, (e) when a mutual review of the record would reveal that the identity associated with the public record does not match the identity of the class member about whom the report was furnished, and (f) to whom Intellicorp did not place in the United States mail postage pre-paid, on the day it furnished any part of the report, a written notice that it was furnishing the subject report and containing the name of the person that was to receive the report.” Similar to the Roe action, the Thomas Complaint alleges that Intellicorp violated the FCRA, asserting that Intellicorp violated section 1681k(a)(1) of the FCRA because it failed to provide notice to the plaintiffs “at the time” the adverse public record information was reported. The named plaintiffs also allege individual claims under section 1681e(b) claiming that Intellicorp failed to follow reasonable procedures to assure maximum possible accuracy in the preparation of the consumer report it furnished pertaining to plaintiffs. The Thomas Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees, as well as compensatory and punitive damages on behalf of the named plaintiffs.

iiX Litigation

On January 3, 2013 the Company received service of a complaint filed in the United States District Court for the Southern District of Ohio naming the Company’s subsidiary Insurance Information Exchange (“iiX”) titled Mark A. Johnson v. Insurance Information Exchange, LLC (the “Johnson Complaint”) . The Johnson Complaint alleges a nationwide putative class action on behalf of “all natural persons residing in the United States who were the subject of a consumer report prepared by iiX for employment purposes within five (5) years

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to the filing of this Complaint and to whom iiX did not provide notice of the fact that public record information which is likely to have an adverse effect upon the consumer’s ability to obtain employment, is being reported by iiX, together with the name and address of the person to whom such information is being reported at the time such public record information is reported to the user of such consumer report.” Similar to the Thomas matter, the Johnson Complaint alleges violations of section 1681k(a) of the FCRA claiming that iiX failed to notify customers contemporaneously that criminal record information was provided to a prospective employer and failed to maintain strict procedures to ensure that the information reported is complete and up to date. The Johnson Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to these matters.

20.    Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

In 2012 and 2011, Verisk Analytics, Inc. (the “Parent Company”) registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent wholly-owned subsidiaries and issued certain other debt securities with full and unconditional and joint and several guarantees by certain of its subsidiaries. Accordingly, presented below is condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis, and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented. Effective as of December 31, 2011, ISO Staff Services, Inc. (“ISOSS”), a guarantor of the senior notes, merged with and into ISO, also a guarantor of the senior notes, pursuant to which ISO was the surviving corporation. By virtue of the merger, ISO expressly assumed all of the obligations of ISOSS, including the guarantee by ISOSS of the senior notes.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$128	$35,571	$54,120	$—	$89,819
Available-for-sale securities	—	4,883	—	—	4,883
Accounts receivable, net	—	124,212	54,218	—	178,430
Prepaid expenses	—	19,340	2,606	—	21,946
Deferred income taxes, net	—	375	10,022	—	10,397
Income taxes receivable	15,834	37,180	—	(7,039)	45,975
Intercompany receivables	424,927	206,165	211,792	(842,884)	—
Other current assets	12,008	19,124	7,977	—	39,109

Total current assets	452,897	446,850	340,735	(849,923)	390,559
Noncurrent assets:
Fixed assets, net	—	126,481	27,603	—	154,084
Intangible assets, net	—	66,045	454,890	—	520,935
Goodwill	—	515,705	731,754	—	1,247,459
Deferred income taxes, net	—	2,584	—	(2,584)	—
Investment in subsidiaries	946,612	904,198	—	(1,850,810)	—
Other assets	13,896	31,801	1,602	—	47,299

Total assets	$1,413,405	$2,093,664	$1,556,584	$(2,703,317)	$2,360,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,638	$113,512	$59,498	$—	$187,648
Short-term debt and current portion of long-term debt	—	194,980	283	—	195,263
Pension and postretirement benefits, current	—	1,734	—	—	1,734
Fees received in advance	—	167,962	32,743	—	200,705
Intercompany payables	98,768	575,907	168,209	(842,884)	—
Income taxes payable	—	—	7,039	(7,039)	—

Total current liabilities	113,406	1,054,095	267,772	(849,923)	585,350
Noncurrent liabilities:
Long-term debt	1,044,408	221,706	48	—	1,266,162
Pension and postretirement benefits	—	41,282	—	—	41,282
Deferred income taxes, net	—	—	136,345	(2,584)	133,761
Other liabilities	—	46,892	31,298	—	78,190

Total liabilities	1,157,814	1,363,975	435,463	(852,507)	2,104,745
Total stockholders’ equity	255,591	729,689	1,121,121	(1,850,810)	255,591

Total liabilities and stockholders’ equity	$1,413,405	$2,093,664	$1,556,584	$(2,703,317)	$2,360,336

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$76,238	$76,813	$38,552	$—	$191,603
Available-for-sale securities	—	5,066	—	—	5,066
Accounts receivable, net	—	128,214	25,125	—	153,339
Prepaid expenses	—	20,090	1,815	—	21,905
Deferred income taxes, net	—	2,557	1,261	—	3,818
Income taxes receivable	8,523	33,416	—	(5,264)	36,675
Intercompany receivables	250,177	482,172	147,996	(880,345)	—
Other current assets	—	26,094	15,154	—	41,248

Total current assets	334,938	774,422	229,903	(885,609)	453,654
Noncurrent assets:
Fixed assets, net	—	102,202	17,209	—	119,411
Intangible assets, net	—	81,828	144,596	—	226,424
Goodwill	—	481,736	228,208	—	709,944
Deferred income taxes, net	—	50,267	—	(39,787)	10,480
Investment in subsidiaries	601,380	104,430	—	(705,810)	—
Other assets	6,218	13,059	1,916	—	21,193

Total assets	$942,536	$1,607,944	$621,832	$(1,631,206)	$1,541,106

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,328	$117,759	$38,905	$—	$162,992
Acquisition related liabilities	—	—	250	—	250
Short-term debt and current portion of long-term debt	—	5,161	393	—	5,554
Pension and postretirement benefits, current	—	4,012	—	—	4,012
Fees received in advance	—	152,948	23,894	—	176,842
Intercompany payables	338,041	354,362	187,942	(880,345)	—
Income taxes payable	—	—	5,264	(5,264)	—

Total current liabilities	344,369	634,242	256,648	(885,609)	349,650
Noncurrent liabilities:
Long-term debt	696,657	403,586	89	—	1,100,332
Pension and postretirement benefits	—	127,748	—	—	127,748
Deferred income taxes, net	—	—	39,787	(39,787)	—
Other liabilities	—	58,158	3,708	—	61,866

Total liabilities	1,041,026	1,223,734	300,232	(925,396)	1,639,596
Total stockholders’ (deficit) equity	(98,490)	384,210	321,600	(705,810)	(98,490)

Total liabilities and stockholders’ (deficit) equity	$942,536	$1,607,944	$621,832	$(1,631,206)	$1,541,106

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Year Ended December 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Revenues	$—	$1,288,606	$266,427	$(20,713)	$1,534,320
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	492,190	125,111	(10,127)	607,174
Selling, general and administrative	—	185,615	56,330	(10,586)	231,359
Depreciation and amortization of fixed assets	—	40,885	9,739	—	50,624
Amortization of intangible assets	—	19,311	34,264	—	53,575

Total expenses	—	738,001	225,444	(20,713)	942,732

Operating income	—	550,605	40,983	—	591,588
Other income (expense):
Investment income	44	224	192	—	460
Realized loss on securities, net	—	(332)	—	—	(332)
Interest expense	(42,848)	(29,619)	(41)	—	(72,508)

Total other (expense) income, net	(42,804)	(29,727)	151	—	(72,380)

(Loss) income before equity in net income of subsidiary and income taxes	(42,804)	520,878	41,134	—	519,208
Equity in net income of subsidiary	356,113	19,159	—	(375,272)	—
Provision for income taxes	15,833	(190,728)	(15,171)	—	(190,066)

Net income	$329,142	$349,309	$25,963	$(375,272)	$329,142

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Year Ended December 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Revenues	$—	$1,181,396	$167,044	$(16,600)	$1,331,840
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	466,445	75,603	(8,313)	533,735
Selling, general and administrative	—	165,091	52,665	(8,287)	209,469
Depreciation and amortization of fixed assets	—	36,007	7,820	—	43,827
Amortization of intangible assets	—	20,351	14,441	—	34,792
Acquisition related liabilities adjustment	—	(2,800)	(564)	—	(3,364)

Total expenses	—	685,094	149,965	(16,600)	818,459

Operating income	—	496,302	17,079	—	513,381
Other income (expense):
Investment income	36	3,025	22	(2,882)	201
Realized gain on securities, net	—	686	—	—	686
Interest expense	(23,239)	(33,319)	(171)	2,882	(53,847)

Total other expense, net	(23,203)	(29,608)	(149)	—	(52,960)

(Loss) income before equity in net income of subsidiary and income taxes	(23,203)	466,694	16,930	—	460,421
Equity in net income of subsidiary	297,439	6,891	—	(304,330)	—
Provision for income taxes	8,522	(180,578)	(5,607)	—	(177,663)

Net income	$282,758	$293,007	$11,323	$(304,330)	$282,758

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Year Ended December 31, 2010

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Revenues	$—	$1,086,211	$68,731	$(16,599)	$1,138,343
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	434,247	40,764	(11,538)	463,473
Selling, general and administrative	—	146,005	24,841	(4,472)	166,374
Depreciation and amortization of fixed assets	—	35,974	5,260	(506)	40,728
Amortization of intangible assets	—	24,205	3,193	—	27,398
Acquisition related liabilities adjustment	—	(544)	—	—	(544)

Total expenses	—	639,887	74,058	(16,516)	697,429

Operating income (loss)	—	446,324	(5,327)	(83)	440,914
Other income (expense):
Investment income	—	223	82	—	305
Realized gain on securities, net	—	95	—	—	95
Interest expense	—	(34,605)	(142)	83	(34,664)

Total other expense, net	—	(34,287)	(60)	83	(34,264)

Income (loss) before equity in net income of subsidiary and income taxes	—	412,037	(5,387)	—	406,650
Equity in net income (loss) of subsidiary	242,552	(2,550)	—	(240,002)	—
Provision for income taxes	—	(166,340)	2,242	—	(164,098)

Net income (loss)	$242,552	$243,147	$(3,145)	$(240,002)	$242,552

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For The Year Ended December 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net income	$329,142	$349,309	$25,963	$(375,272)	$329,142

Other comprehensive income (loss), net of tax:
Unrealized holding loss on investments	(197)	(197)	—	197	(197)
Unrealized foreign currency gain on investments	15	172	46	(218)	15
Pension and postretirement unfunded liability adjustment	(10,691)	(10,691)	—	10,691	(10,691)

Total other comprehensive (loss) income	(10,873)	(10,716)	46	10,670	(10,873)

Comprehensive income	$318,269	$338,593	$26,009	$(364,602)	$318,269

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For The Year Ended December 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net income	$282,758	$293,007	$11,323	$(304,330)	$282,758

Other comprehensive income (loss), net of tax:
Unrealized holding loss on investments	(456)	(456)	—	456	(456)
Unrealized foreign currency (loss) gain	(183)	55	(231)	176	(183)
Pension and postretirement unfunded liability adjustment	(21,845)	(21,845)	—	21,845	(21,845)

Total other comprehensive loss	(22,484)	(22,246)	(231)	22,477	(22,484)

Comprehensive income	$260,274	$270,761	$11,092	$(281,853)	$260,274

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For The Year Ended December 31, 2010

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net income (loss)	$242,552	$243,147	$(3,145)	$(240,002)	$242,552

Other comprehensive income (loss), net of tax:
Unrealized holding gain on investments	199	199	—	(199)	199
Unrealized foreign currency loss	(109)	(109)	(248)	357	(109)
Pension and postretirement unfunded liability adjustment	(2,265)	(2,265)	—	2,265	(2,265)

Total other comprehensive loss	(2,175)	(2,175)	(248)	2,423	(2,175)

Comprehensive income (loss)	$240,377	$240,972	$(3,393)	$(237,579)	$240,377

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended December 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(20,115)	$329,845	$158,499	$—	$468,229
Cash flows from investing activities:
Acquisitions, net of cash acquired of $36,113	—	(762,596)	(6,917)	—	(769,513)
Purchase of non-controlling equity investments in non-public companies	(250)	(2,000)	—	—	(2,250)
Earnout payments	—	—	(250)	—	(250)
Escrow funding associated with acquisitions	—	(38,000)	(800)	—	(38,800)
Proceeds from release of acquisition related escrows	—	1,455	—	—	1,455
Repayments received from other subsidiaries	19,400	592,356	—	(611,756)	—
Advances provided to other subsidiaries	—	(52,000)	—	52,000	—
Purchases of fixed assets	—	(60,525)	(13,848)	—	(74,373)
Purchases of available-for-sale securities	—	(1,784)	—	—	(1,784)
Proceeds from sales and maturities of available-for-sale securities	—	1,932	—	—	1,932

Net cash provided by (used in) investing activities	19,150	(321,162)	(21,815)	(559,756)	(883,583)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	347,224	—	—	—	347,224
Repayment of short-term debt refinanced on a long-term basis	—	(347,224)	—	—	(347,224)
Proceeds of short-term debt, net	—	357,224	—	—	357,224
Payment of debt issuance cost	(2,557)	(1,348)	—	—	(3,905)
Repurchase of Class A common stock	—	(162,275)	—	—	(162,275)
Repayments of advances to other subsidiaries	(419,812)	(19,400)	(172,544)	611,756	—
Advances received from other subsidiaries	—	—	52,000	(52,000)	—
Excess tax benefits from exercised stock options	—	60,672	—	—	60,672
Proceeds from stock options exercised	—	68,388	—	—	68,388
Other financing activities, net	—	(5,931)	(618)	—	(6,549)

Net cash (used in) provided by financing activities	(75,145)	(49,894)	(121,162)	559,756	313,555
Effect of exchange rate changes	—	(31)	46	—	15

(Decrease) increase in cash and cash equivalents	(76,110)	(41,242)	15,568	—	(101,784)
Cash and cash equivalents, beginning of period	76,238	76,813	38,552	—	191,603

Cash and cash equivalents, end of period	$128	$35,571	$54,120	$—	$89,819

Supplemental disclosures:
Increase in intercompany balances from the purchase of MediConnect and Argus by ISO	$17,000	$790,174	$773,174	$—	$—

Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$162,275	$162,275	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$68,388	$68,388	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended December 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(14,821)	$346,820	$43,722	$—	$375,721
Cash flows from investing activities:
Acquisitions, net of cash acquired of $590	—	(121,721)	—	—	(121,721)
Earnout payments	—	—	(3,500)	—	(3,500)
Escrow funding associated with acquisitions	—	(19,560)	—	—	(19,560)
Repayments received from other subsidiaries	—	9,714	—	(9,714)	—
Advances provided to other subsidiaries	(10,052)	(54,701)	(81,824)	146,577	—
Proceeds from repayment of intercompany note receivable	—	617,796	—	(617,796)	—
Purchases of fixed assets	—	(50,813)	(9,016)	—	(59,829)
Purchases of available-for-sale securities	—	(1,549)	—	—	(1,549)
Proceeds from sales and maturities of available-for-sale securities	—	1,730	—	—	1,730
Other investing activities, net	—	300	—	—	300

Net cash (used in) provided by investing activities	(10,052)	381,196	(94,340)	(480,933)	(204,129)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	696,559	—	—	—	696,559
Repayment of current portion of long-term debt	—	(125,000)	—	—	(125,000)
Repayment of short-term debt refinanced on a long-term basis	—	(440,000)	—	—	(440,000)
Proceeds from issuance of short-term debt with original maturities greater than three months	—	120,000	—	—	120,000
Proceeds of short-term debt, net	—	10,000	—	—	10,000
Payment of debt issuance cost	(4,487)	(3,348)	—	—	(7,835)
Repurchase of Class A common stock	—	(381,776)	—	—	(381,776)
Repayments of advances provided to other subsidiaries	(7,204)	(2,510)	—	9,714	—
Repayment of intercompany note payable	(617,796)	—	—	617,796	—
Advances received from other subsidiaries	34,038	46,013	66,526	(146,577)	—
Excess tax benefits from exercised stock options	—	53,195	—	—	53,195
Proceeds from stock options exercised	—	43,345	—	—	43,345
Other financing activities, net	—	(2,746)	(522)	—	(3,268)

Net cash provided by (used in) financing activities	101,110	(682,827)	66,004	480,933	(34,780)
Effect of exchange rate changes	—	48	(231)	—	(183)

Increase in cash and cash equivalents	76,237	45,237	15,155	—	136,629
Cash and cash equivalents, beginning of period	1	31,576	23,397	—	54,974

Cash and cash equivalents, end of period	$76,238	$76,813	$38,552	$—	$191,603

Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$381,776	$381,776	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$43,345	$43,345	$—	$—	$—

Issuance of intercompany note payable (receivable) from amounts previously recorded as intercompany payables (receivables)	$615,000	$(615,000)	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended December 31, 2010

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$—	$336,661	$(629)	$—	$336,032
Cash flows from investing activities:
Acquisitions, net of cash acquired of $10,524	—	(189,578)	—	—	(189,578)
Escrow funding associated with acquisitions	—	(15,980)	—	—	(15,980)
Proceeds from release of acquisition related escrows	—	283	—	—	283
Advances provided to other subsidiaries	—	(50,978)	(4,506)	55,484	—
Purchases of fixed assets	—	(32,680)	(5,961)	—	(38,641)
Purchases of available-for-sale securities	—	(516)	—	—	(516)
Proceeds from sales and maturities of available-for-sale securities	—	743	—	—	743

Net cash used in investing activities	—	(288,706)	(10,467)	55,484	(243,689)
Cash flows from financing activities:
Proceeds from issuance of short-term debt with maturities of three months or greater	—	215,000	—	—	215,000
Proceeds from issuance of short-term debt, net	—	35,000	—	—	35,000
Payment of debt issuance cost	—	(1,781)	—	—	(1,781)
Repurchase of Class A common stock	—	(210,246)	—	—	(210,246)
Repurchase of Class B-1 common stock	—	(199,936)	—	—	(199,936)
Repurchase of Class B-2 common stock	—	(9,879)	—	—	(9,879)
Net share settlement of taxes upon exercise of stock options	—	(15,051)	—	—	(15,051)
Advances received from other subsidiaries	—	41,223	14,261	(55,484)	—
Excess tax benefits from exercised stock options	—	49,015	—	—	49,015
Proceeds from stock options exercised	—	35,482	—	—	35,482
Other financing activities, net	—	(6,350)	(41)	—	(6,391)

Net cash (used in) provided by financing activities	—	(67,523)	14,220	(55,484)	(108,787)
Effect of exchange rate changes	—	139	(248)	—	(109)

(Decrease) increase in cash and cash equivalents	—	(19,429)	2,876	—	(16,553)
Cash and cash equivalents, beginning of period	1	51,005	20,521	—	71,527

Cash and cash equivalents, end of period	$1	$31,576	$23,397	$—	$54,974

Supplemental disclosures:
Changes in intercompany balances due to acquisitions funded directly by ISO	$197,670	$197,670	$—	$—	$—

Increase in investment in subsidiaries due to assets transferred to non-guarantors in exchange for common stock	$197,670	$—	$197,670	$—	$—

Non-cash capital contribution	$—	$26,555	$26,555	$—	$—

Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$435,112	$435,112	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$35,482	$35,482	$—	$—	$—

**************

Schedule II

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses(1)	Deductions— Write-offs(2)	Balance at End of Year
Year ended December 31, 2012:
Allowance for doubtful accounts	$4,158	$1,065	$(470)	$4,753

Valuation allowance for income taxes	$1,615	$73	$(1,093)	$595

Year ended December 31, 2011:
Allowance for doubtful accounts	$4,028	$1,278	$(1,148)	$4,158

Valuation allowance for income taxes	$1,485	$130	$—	$1,615

Year ended December 31, 2010:
Allowance for doubtful accounts	$3,844	$648	$(464)	$4,028

Valuation allowance for income taxes	$2,110	$352	$(977)	$1,485

(1)	Primarily additional reserves for bad debts.

(2)	Primarily accounts receivable balances written off, net of recoveries, and the expiration of loss carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2013.

VERISK ANALYTICS, INC. (Registrant)

/S/ FRANK J. COYNE
Frank J. Coyne
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2013.

Signature	Capacity

/S/ FRANK J. COYNE Frank J. Coyne	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

/S/ MARK V. ANQUILLARE Mark V. Anquillare	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/S/ J. HYATT BROWN J. Hyatt Brown	Director

/S/ GLEN A. DELL Glen A. Dell	Director

/S/ CHRISTOPHER M. FOSKETT Christopher M. Foskett	Director

/S/ CONSTANTINE P. IORDANOU Constantine P. Iordanou	Director

/S/ JOHN F. LEHMAN, JR. John F. Lehman, Jr.	Director

/S/ SAMUEL G. LISS Samuel G. Liss	Director

/S/ ANDREW G. MILLS Andrew G. Mills	Director

/S/ THOMAS F. MOTAMED Thomas F. Motamed	Director

/S/ ARTHUR J. ROTHKOPF Arthur J. Rothkopf	Director

/S/ DAVID B. WRIGHT David B. Wright	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

4.2	Prudential Uncommitted Master Shelf Agreement, dated as of June 13, 2003, among Insurance Services Office, Inc., The Prudential Insurance Company of America, U.S. Private Placement Fund, Baystate Investments, LLC, United of Omaha Life Insurance Company and Prudential Investment Management, Inc., incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.3	Amendment No. 1 to the Prudential Uncommitted Master Shelf Agreement, dated February 1, 2005, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.4	Amendment No. 2 to the Prudential Uncommitted Master Shelf Agreement, dated June 1, 2005, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.5	Amendment No. 3 to the Prudential Uncommitted Master Shelf Agreement, dated January 23, 2006, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.6	Waiver and Amendment No. 4 to the Prudential Uncommitted Master Shelf Agreement, dated February 28, 2007, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.7	Amendment No. 5 to the Prudential Uncommitted Master Shelf Agreement, dated August 30, 2010, among Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, dated September 16, 2010.

4.8	Waiver, Consent and Amendment No. 6 to the Prudential Uncommitted Master Shelf Agreement, dated March 28, 2011, among Verisk Analytics, Inc., Insurance Services Office, Inc., The Prudential Insurance Company of America, Prudential Investment Management, Inc. and the other purchasers party thereto, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3, dated March 29, 2011.

Exhibit Number	Description

4.9	New York Life Uncommitted Master Shelf Agreement, dated as of March 16, 2007, among Insurance Services Office, Inc., New York Life Insurance Company and the other purchasers party thereto, incorporated herein by reference to Exhibit 4.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

4.10	Waiver, Consent and Amendment No. 2 to the New York Life Uncommitted Master Shelf Agreement, dated March 28, 2011, among Verisk Analytics, Inc., Insurance Services Office, Inc., New York Life Insurance Company and the other purchasers party thereto, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-3, dated March 29, 2011.

4.11	Third Amended and Restated Sharing Agreement, dated as of March 28, 2011, among Bank of America, N.A., as administrative agent, and the other Lenders party thereto, incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3, dated March 29, 2011.

4.12	Senior Notes Indenture, dated as of April 6, 2011, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 6, 2011.

4.13	First Supplemental Indenture, dated as of April 6, 2011, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated April 6, 2011.

4.14	Second Supplemental Indenture, dated as of December 8, 2011, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated December 8, 2011.

4.15	Third Supplemental Indenture, dated as of September 12, 2012, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated September 12, 2012.

10.1	401(k) Savings Plan and Employee Stock Ownership Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, dated August 12, 2008.

10.2	Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

10.3	Form of Letter Agreement, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated October 7, 2008.

10.4	Form of Master License Agreement and Participation Supplement, incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated October 7, 2008.

10.5	Schedule of Master License Agreements Substantially Identical in All Material Respects to the Form of Master License Agreement and Participation Supplement, incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, dated November 20, 2008.

10.6	Amended and Restated Credit Agreement dated October 25, 2011 among Verisk Analytics, Inc., as co-borrower, Insurance Services Office, Inc., as co-borrower, the guarantors party thereto, and the lenders party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 26, 2011.

Exhibit Number	Description

10.7	Employment Agreement with Frank J. Coyne, incorporated herein by reference to Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

10.8	Form of Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.8 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

10.9	Insurance Services Office, Inc. 1996 Incentive Plan and Form of Stock Option Agreement thereunder, incorporated herein by reference to Exhibit 10.9 to Amendment No. 7 to the Company’s Registration Statement on Form S-1, dated September 29, 2009.

10.10	Form of Stock Option Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated November 16, 2009.

10.11	First Amendment dated September 28, 2012 to the Amended and Restated Credit Agreement dated October 25, 2011 among Verisk Analytics, Inc., as co-borrower, Insurance Services Office, Inc., as co-borrower, the guarantors party thereto, and the lenders and agents party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 28, 2012.

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.