Form 10-Q
period 2013-03-31
Verisk Analytics, Inc.
filed 2013-04-30
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of April 25, 2013, there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	168,395,302

Verisk Analytics, Inc.

Index to Form 10-Q

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2013 and December 31, 2012

	2013
	(unaudited)	2012
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$267,358	$89,819
Available-for-sale securities	5,141	4,883
Accounts receivable, net of allowance for doubtful accounts of $5,019 and $4,753, respectively	190,917	178,430
Prepaid expenses	31,955	21,946
Deferred income taxes, net	10,463	10,397
Income taxes receivable	15,080	45,975
Other current assets	31,629	39,109

Total current assets	552,543	390,559
Noncurrent assets:
Fixed assets, net	167,129	154,084
Intangible assets, net	503,728	520,935
Goodwill	1,248,261	1,247,459
Other assets	44,686	47,299

Total assets	$2,516,347	$2,360,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$150,261	$187,648
Short-term debt and current portion of long-term debt	183,979	195,263
Pension and postretirement benefits, current	1,734	1,734
Fees received in advance	314,448	200,705

Total current liabilities	650,422	585,350
Noncurrent liabilities:
Long-term debt	1,266,467	1,266,162
Pension benefits	35,386	38,655
Postretirement benefits	2,565	2,627
Deferred income taxes, net	134,499	133,761
Other liabilities	74,484	78,190

Total liabilities	2,163,823	2,104,745

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 168,433,622 and 167,727,073 outstanding, respectively	137	137
Unearned KSOP contributions	(442)	(483)
Additional paid-in capital	1,077,758	1,044,746
Treasury stock, at cost, 375,569,416 and 376,275,965 shares, respectively	(1,622,240)	(1,605,376)
Retained earnings	986,238	905,727
Accumulated other comprehensive losses	(88,927)	(89,160)

Total stockholders’ equity	352,524	255,591

Total liabilities and stockholders’ equity	$2,516,347	$2,360,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For The Three Months Ended March 31, 2013 and 2012

	2013	2012
	(In thousands, except for share and per share data)
Revenues
	$403,323	$346,501

Expenses:
Cost of revenues (exclusive of items shown separately below)	164,449	133,330
Selling, general and administrative	59,028	53,979
Depreciation and amortization of fixed assets	15,214	11,644
Amortization of intangible assets	17,207	8,587

Total expenses	255,898	207,540

Operating income	147,425	138,961

Other income (expense):
Interest expense	(20,090)	(16,385)
Investment income	48	105
Realized (loss) gain on available-for-sale securities, net	(193)	330

Total other expense, net	(20,235)	(15,950)

Income before income taxes	127,190	123,011
Provision for income taxes	(46,679)	(48,410)

Net income	$80,511	$74,601

Basic net income per share	$0.48	$0.45

Diluted net income per share	$0.47	$0.44

Weighted average shares outstanding:
Basic	168,078,589	164,836,992

Diluted	172,760,641	171,350,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For The Three Months Ended March 31, 2013 and 2012

	2013	2012
	(In thousands)
Net income	$80,511	$74,601

Other comprehensive income, net of tax:
Unrealized holding loss on available-for-sale securities	(230)	(197)
Pension and postretirement unfunded liability adjustment	869	928
Unrealized foreign currency (loss) gain	(406)	153

Total other comprehensive income	233	884

Comprehensive income	$80,744	$75,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For The Year Ended December 31, 2012 and The Three Months Ended March 31, 2013

							Accumulated
			Unearned	Additional			Other	Total
	Class A		KSOP	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Common Stock	Par Value	Contributions	Capital	Stock	Earnings	Losses	Equity (Deficit)
	(In thousands, except for share data)
Balance, December 31, 2011	544,003,038	$137	$(691)	$874,808	$(1,471,042)	$576,585	$(78,287)	$(98,490)
Net income	—	—	—	—	—	329,142	—	329,142
Other comprehensive loss	—	—	—	—	—	—	(10,873)	(10,873)
Treasury stock acquired (3,491,591 shares)	—	—	—	—	(162,586)	—	—	(162,586)
KSOP shares earned	—	—	208	12,903	—	—	—	13,111
Stock options exercised, including tax benefit of $88,185 (6,880,678 shares reissued from treasury stock)	—	—	—	131,824	28,039	—	—	159,863
Restricted stock lapsed, including tax benefit of $202 (41,908 shares reissued from treasury stock)	—	—	—	34	167	—	—	201
Employee stock purchase plan (6,074 shares issued from treasury stock)	—	—	—	268	26	—	—	294
Stock based compensation	—	—	—	24,696	—	—	—	24,696
Other stock issuances (4,777 shares reissued from treasury stock)	—	—	—	213	20	—	—	233

Balance, December 31, 2012	544,003,038	137	(483)	1,044,746	(1,605,376)	905,727	(89,160)	255,591
Net income	—	—	—	—	—	80,511	—	80,511
Other comprehensive income	—	—	—	—	—	—	233	233
Treasury stock acquired (381,800 shares)	—	—	—	—	(21,534)	—	—	(21,534)
KSOP shares earned	—	—	41	3,529	—	—	—	3,570
Stock options exercised, including tax benefit of $16,336 (1,031,850 shares reissued from treasury stock)	—	—	—	24,375	4,426	—	—	28,801
Restricted stock lapsed, including tax benefit of $370 (49,467 shares reissued from treasury stock)	—	—	—	156	214	—	—	370
Employee stock purchase plan (7,032 shares issued from treasury stock)	—	—	—	381	30	—	—	411
Stock based compensation	—	—	—	4,571	—	—	—	4,571

Balance, March 31, 2013	544,003,038	$137	$(442)	$1,077,758	$(1,622,240)	$986,238	$(88,927)	$352,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For The Three Months Ended March 31, 2013 and 2012

	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$80,511	$74,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	15,214	11,644
Amortization of intangible assets	17,207	8,587
Amortization of debt issuance costs and original issue discount	688	545
Allowance for doubtful accounts	298	355
KSOP compensation expense	3,570	2,931
Stock based compensation	4,571	4,446
Realized loss (gain) on available-for-sale securities, net	193	(330)
Deferred income taxes	622	(349)
Loss (gain) on disposal of fixed assets	426	(7)
Excess tax benefits from exercised stock options	(36,128)	—
Other operating activities, net	(7)	10
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12,785)	(34,479)
Prepaid expenses and other assets	(2,624)	(2,881)
Income taxes	47,600	47,265
Accounts payable and accrued liabilities	(36,206)	(20,966)
Fees received in advance	113,743	112,100
Pension and postretirement benefits	(1,930)	(11,590)
Other liabilities	(3,706)	(2,269)

Net cash provided by operating activities	191,257	189,613

Cash flows from investing activities:
Acquisitions, net of cash acquired for 2012 of $29,387	—	(330,777)
Purchase of non-controlling interest in non-public companies	—	(2,000)
Escrow funding associated with acquisitions	—	(17,000)
Purchases of fixed assets	(28,065)	(17,442)
Purchases of available-for-sale securities	(3,747)	(791)
Proceeds from sales and maturities of available-for-sale securities	3,765	898
Other investing activities, net	439	—

Net cash used in investing activities	(27,608)	(367,112)

Cash flows from financing activities:
(Repayments) proceeds of short-term debt, net	(10,000)	125,000
Excess tax benefits from exercised stock options	36,128	—
Repurchase of common stock	(22,130)	(36,792)
Proceeds from stock options exercised	12,455	14,589
Other financing activities, net	(2,157)	(2,124)

Net cash provided by financing activities	14,296	100,673

Effect of exchange rate changes	(406)	153

Increase (decrease) in cash and cash equivalents	177,539	(76,673)
Cash and cash equivalents, beginning of period	89,819	191,603

Cash and cash equivalents, end of period	$267,358	$114,930

Supplemental disclosures:
Taxes paid	$189	$1,239

Interest paid	$19,619	$6,359

Noncash investing and financing activities:
Repurchase of common stock included in accounts payable and accrued liabilities	$915	$3,332

Deferred tax asset (liability) established on date of acquisition	$343	$(40,358)

Capital lease obligations	$998	$422

Capital expenditures included in accounts payable and accrued liabilities	$4,410	$1,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except for share and per share data, unless otherwise stated)

1. Organization:

Verisk Analytics, Inc. and its consolidated subsidiaries (“Verisk” or the “Company”) enable risk-bearing businesses to better understand and manage their risks. The Company provides its customers proprietary data that, combined with analytic methods, create embedded decision support solutions. The Company is one of the largest aggregators and providers of data pertaining to property and casualty (“P&C”) insurance risks in the United States of America (“U.S.”). The Company offers solutions for detecting fraud in the U.S. P&C insurance, financial services, and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to supply chain to health insurance. The Company provides solutions, including data, statistical models or tailored analytics, all designed to allow clients to make more logical decisions.

Verisk was established to serve as the parent holding company of Insurance Services Office, Inc. (“ISO”). ISO was formed in 1971 as an advisory and rating organization for the P&C insurance industry to provide statistical and actuarial services, to develop insurance programs and to assist insurance companies in meeting state regulatory requirements. Over the past decade, the Company has broadened its data assets, entered new markets, placed a greater emphasis on analytics, and pursued strategic acquisitions. Verisk’s common stock trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, acquisition related liabilities, fair value of stock based compensation, liabilities for pension and postretirement benefits, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. Certain combinations have been made related to federal and state income taxes and to the segment reporting within revenue categories in the condensed consolidated financial statements and the notes to conform to the respective 2013 presentation.

The condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three months ended March 31, 2013 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). Under ASU No. 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes thereto. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASU 2013-02 was adopted by the Company on January 1, 2013. The Company elected to present the information as a separate disclosure in the notes to the condensed consolidated financial statements. Refer to Note 9 for further discussion.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU No. 2013-04”). Under ASU No. 2013-04, an entity is required to measure and disclose the amounts and nature of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU No. 2013-04 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company has elected not to early adopt. The adoption of ASU 2013-04 will not have a material impact on the Company’s condensed consolidated financial statements as the long-term debt resulting from joint and several liability arrangements has been measured on a gross basis and disclosed in Note 8. Other obligations resulting from joint and several liability arrangements, such as contingencies, retirement benefits and income taxes, are excluded from the scope of this ASU.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU No. 2013-05”). Under ASU No. 2013-05, an entity is required to release any related cumulative translation adjustment into net income upon cessation to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company has elected not to early adopt. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. Investments:

Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2013
Registered investment companies	$5,459	$—	$(318)	$5,141

December 31, 2012
Registered investment companies	$4,830	$53	$—	$4,883

In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with Accounting Standards Codification (“ASC”) 323-10-25, The Equity Method of Accounting for Investments in Common Stock . At March 31, 2013 and December 31, 2012, the carrying value of such securities was $3,736 and $5,015, respectively, and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.

4. Fair Value Measurements:

Certain assets and liabilities of the Company are reported at fair value in the accompanying condensed consolidated balance sheets. Such assets and liabilities include amounts for both financial and non-financial instruments. To increase consistency and comparability of assets and liabilities recorded at fair value, ASC 820-10, Fair Value Measurements (“ASC 820-10”), establishes a three-level fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. ASC 820-10 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. In accordance with ASC 820-10, the Company applied the following fair value hierarchy:

Level 1 -	Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments.

Level 2 -	Assets and liabilities valued based on observable market data for similar instruments.

Level 3 -	Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which are internally-developed, and considers risk premiums that market participant would require.

The following table provides information for such assets and liabilities as of March 31, 2013 and December 31, 2012. The fair values of cash and cash equivalents (other than money-market funds, which are recorded on a reported net asset value basis disclosed below), accounts receivable, accounts payable and accrued liabilities, acquisition related liabilities prior to the adoption of ASC 805, Business Combinations (“ASC 805”), short-term debt, and short-term debt expected to be refinanced approximate their carrying amounts because of the short-term nature of these instruments.

		Quoted Prices
		in Active Markets	Significant Other
		for Identical	Observable
	Total	Assets (Level 1)	Inputs (Level 2)
March 31, 2013
Cash equivalents - money-market funds	$1,291	$—	$1,291
Registered investment companies (1)	$5,141	$5,141	$—

December 31, 2012
Cash equivalents - money-market funds	$760	$—	$760
Registered investment companies (1)	$4,883	$4,883	$—

(1)	Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The fair value of the long-term debt would be a Level 2 liability if the long-term debt was measured at fair value on the condensed consolidated balance sheets. The following table summarizes the carrying value and estimated fair value of the long-term debt as of March 31, 2013 and December 31, 2012, respectively:

	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt	$1,450,446	$1,584,482	$1,461,425	$1,575,950

5. Acquisitions:

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

The preliminary allocations of the purchase prices for IRMS, Argus and ALP as disclosed as of December 31, 2012 are all subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The revisions may have an impact on the condensed consolidated financial statements. The allocations of the purchase prices will be finalized once all information is obtained, but not to exceed one year from the acquisition dates.

Supplemental information on an unaudited pro forma basis is presented below as if the acquisitions of MediConnect and Argus occurred at the beginning of the year 2012. The pro forma information for the three months ended March 31, 2012 presented below is based on estimates and assumptions, which the Company believes are reasonable and not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had these acquisitions been completed at the beginning of 2012. The unaudited pro forma information includes intangible asset amortization charges and incremental borrowing costs as a result of the acquisitions, net of related tax, estimated using the Company’s effective tax rate for continuing operations for the three months ended March 31:

2012
(unaudited)
Pro forma revenues	$375,882
Pro forma net income	$70,183
Pro forma basic income per share	$0.43
Pro forma diluted income per share	$0.41

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payments. At March 31, 2013 and December 31, 2012, the current portion of the escrows amounted to $29,131 and $29,277, and the noncurrent portion of the escrow amounted to $26,007 and $26,803, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets, respectively.

6. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2012 through March 31, 2013, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2012 (1)	$55,555	$1,191,904	$1,247,459
Purchase accounting reclassifications	—	802	802

Goodwill at March 31, 2013 (1)	$55,555	$1,192,706	$1,248,261

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to December 31, 2012.

The Company finalized the purchase accounting for the acquisition of MediConnect during the quarter ended March 31, 2013. The impact of the finalization of the purchase accounting for MediConnect was immaterial to the condensed consolidated statements of operations for the three months ended March 31, 2013.

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

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
March 31, 2013
Technology-based	8 years	$313,590	$(184,390)	$129,200
Marketing-related	5 years	79,101	(43,890)	35,211
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	413,043	(73,726)	339,317

Total intangible assets		$812,289	$(308,561)	$503,728

December 31, 2012
Technology-based	8 years	$313,590	$(177,929)	$135,661
Marketing-related	5 years	79,101	(41,079)	38,022
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	413,043	(65,791)	347,252

Total intangible assets		$812,289	$(291,354)	$520,935

Amortization expense related to intangible assets for the three months ended March 31, 2013 and 2012 was $17,207 and $8,587, respectively. Estimated amortization expense in future periods through 2018 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2013	$47,098
2014	57,168
2015	51,252
2016	49,421
2017	48,518
2018 and Thereafter	250,271

$503,728

7. Income Taxes:

The Company’s effective tax rate for the three months ended March 31, 2013 was 36.70%, compared to the effective tax rate for the three months ended March 31, 2012 of 39.35%. The effective tax rate for the three months ended March 31, 2013 is lower than the March 31, 2012 effective tax rate primarily due to the continued execution of tax planning strategies and the benefits of the R&D tax credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 which retroactively extended the R&D tax credit for the years 2012 and 2013 and enabled the Company to recognize the tax benefit of the 2012 credit in the first quarter of 2013. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and nondeductible share appreciation from the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”).

8. Debt:

The following table presents short-term and long-term debt by issuance as of March 31, 2013 and December 31, 2012:

	Issuance	Maturity
	Date	Date	2013	2012
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$—	$10,000
Aviva Investors senior notes:
6.46% Series A senior notes	4/27/2009	4/27/2013	30,000	30,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
Principal senior notes:
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
Prudential senior notes:
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	15,000	15,000
Capital lease obligations and other	Various	Various	3,979	5,263

Short-term debt and current portion of long-term debt			183,979	195,263

Long-term debt:
Verisk senior notes:
5.800% senior notes, less unamortized discount of $836 and $862, respectively	4/6/2011	5/1/2021	449,164	449,138
4.875% senior notes, less unamortized discount of $1,952 and $2,037, respectively	12/8/2011	1/15/2019	248,048	247,963
4.125% senior notes, less unamortized discount of $2,623 and $2,692, respectively	9/12/2012	9/12/2022	347,377	347,308
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Prudential senior notes:
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Capital lease obligations and other	Various	Various	1,878	1,753

Long-term debt			1,266,467	1,266,162

Total debt			$1,450,446	$1,461,425

As of March 31, 2013, the Company has an $850,000 committed senior unsecured Syndicated Revolving Credit Facility (the “Credit Facility”) with Bank of America N.A., JPMorgan Chase Bank N.A., and a syndicate of banks. Borrowings may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the “Repurchase Program”). As of March 31, 2013 and December 31, 2012, the Company had $0 and $10,000, respectively, outstanding under the Credit Facility.

9. Stockholders’ Equity:

The Company has 1,200,000,000 shares of authorized Class A common stock. The common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the board of directors.

Share Repurchase Program

The Company has authorized repurchases up to $900,000 of its common stock through its Repurchase Program and as of March 31, 2013, the Company had $122,658 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2009 Equity Incentive Plan (the “Incentive Plan”) and the ISO 1996 Incentive Plan (the “Option Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.

During the three months ended March 31, 2013, the Company repurchased 381,800 shares of common stock as part of this program at a weighted average price of $56.40 per share. The Company utilized cash from operations to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $915 in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheets for those purchases that have not settled as of March 31, 2013.

Treasury Stock

As of March 31, 2013, the Company’s treasury stock consisted of 375,569,416 shares of common stock. During the three months ended March 31, 2013, the Company reissued 1,088,349 shares of common stock from the treasury shares at a weighted average price of $4.29 per share.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2013 and 2012:

	2013	2012
Numerator used in basic and diluted EPS:
Net income	$80,511	$74,601

Denominator:
Weighted average number of common shares used in basic EPS	168,078,589	164,836,992
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	4,682,052	6,513,828

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	172,760,641	171,350,820

Basic net income per share	$0.48	$0.45

Diluted net income per share	$0.47	$0.44

The potential shares of common stock that were excluded from diluted EPS were 34,062 and 3,619 for the three months ended March 31, 2013 and 2012, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses as of March 31, 2013 and December 31, 2012:

	2013	2012
Unrealized (losses) gains on available-for-sale securities, net of tax	$(158)	$72
Pension and postretirement unfunded liability adjustment, net of tax	(87,403)	(88,272)
Unrealized foreign currency losses	(1,366)	(960)

Accumulated other comprehensive losses	$(88,927)	$(89,160)

The before tax and after tax amounts of other comprehensive income for the three months ended March 31, 2013 and 2012 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
March 31, 2013
Unrealized holding loss on available-for-sale securities before reclassifications	$(1,018)	$379	$(639)
Amount reclassified from accumulated other comprehensive losses (1)	647	(238)	409

Unrealized holding loss on available-for-sale securities	(371)	141	(230)

Pension and postretirement unfunded liability adjustment before reclassifications	2,802	(1,046)	1,756
Amortization of prior service benefit reclassified from accumulated other comprehensive losses (2)	38	(14)	24
Amortization of net actuarial loss reclassified from accumulated other comprehensive losses (2)	(1,439)	528	(911)

Pension and postretirement unfunded liability adjustment	1,401	(532)	869

Unrealized foreign currency loss	(406)	—	(406)

Total other comprehensive income	$624	$(391)	$233

March 31, 2012
Unrealized holding loss on available-for-sale securities before reclassifications	$(651)	$254	$(397)
Amount reclassified from accumulated other comprehensive losses (1)	330	(130)	200

Unrealized holding loss on available-for-sale securities	(321)	124	(197)

Pension and postretirement unfunded liability adjustment before reclassifications	3,416	(1,452)	1,964
Amortization of prior service benefit reclassified from accumulated other comprehensive losses (2)	171	(67)	104
Amortization of net actuarial loss reclassified from accumulated other comprehensive losses (2)	(1,879)	739	(1,140)

Pension and postretirement unfunded liability adjustment	1,708	(780)	928

Unrealized foreign currency gain	153	—	153

Total other comprehensive income	$1,540	$(656)	$884

(1)	Unrealized holding loss on available-for-sale securities, before tax, reclassified to net income is included under “Realized (loss) gain on available-for-sale securities, net” in the accompanying condensed consolidated statements of operations.
(2)	Amortization of prior service benefit and amortization of net actuarial loss, before tax, reclassified to net income are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note. 11 Pension and Postretirement Benefits for additional details).

10. Equity Compensation Plans:

All of the Company’s outstanding equity awards, including stock options and restricted stock, are covered under the Incentive Plan or the Option Plan. Awards under the Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards (including cash) and, (vi) other share based awards. Employees, directors and consultants are eligible for awards under the Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. Cash received from stock option exercises for the three months ended March 31, 2013 and 2012 was $12,455 and $14,589, respectively. The Company did not grant any equity awards for the three months ended March 31, 2013 and 2012. As of March 31, 2013, there were 5,733,463 shares of common stock reserved and available for future issuance under the plans.

On April 1, 2013, the Company granted 804,726 nonqualified stock options and 208,881 shares of restricted stock to key employees, and 20,445 deferred stock units to the directors of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. The restricted stock is valued at the closing price of the Company’s common stock on the grant date and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the vesting period. The restricted stock is not assignable or transferrable until it becomes vested. The deferred stock units are valued at the closing price of the Company’s common stock on the grant date, have a one-year vesting period, and will be distributed to the directors upon retirement or other separation from the Board of Directors.

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

A summary of the options outstanding under the Incentive Plan and the Option Plan as of December 31, 2012 and March 31, 2013 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	12,573,298	$22.21	$361,653

Exercised	(1,031,850)	$12.08	$45,642

Cancelled or expired	(24,160)	$39.50

Outstanding at March 31, 2013	11,517,288	$23.08	$443,907

Options exercisable at March 31, 2013	8,187,899	$20.02	$340,589

Options exercisable at December 31, 2012	8,796,996	$18.37	$286,806

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date. In accordance with ASC 718, Stock Compensation, excess tax benefit from exercised stock options is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the three months ended March 31, 2013 and 2012, the Company recorded excess tax benefit from stock options exercised of $16,706 and $29,705, respectively. The Company realized $36,128 and $0 of tax benefit within the Company’s quarterly tax payments through March 31, 2013 and 2012, respectively.

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

A summary of the status of the restricted stock awarded under the Incentive Plan as of December 31, 2012 and March 31, 2013 and changes during the interim period is presented below:

	Number	Weighted Average Grant Date Fair Value Per Share
	of Shares
Outstanding at December 31, 2012	331,013	$42.78
Vested	(49,467)	$42.30
Forfeited	(4,615)	$47.95

Outstanding at March 31, 2013	276,931	$42.98

As of March 31, 2013, there was $31,495 of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.29 years. As of March 31, 2013, there were 3,329,389 and 276,931 nonvested stock options and restricted stock, respectively, of which 2,824,338 and 208,371 are expected to vest. The total grant date fair value of options vested during the three months ended March 31, 2013 and 2012 was $4,530 and $4,989, respectively. The total grant date fair value of restricted stock vested during the three months ended March 31, 2013 and 2012 was $961 and $305, respectively.

The Company’s employee stock purchase plan (“ESPP”) commenced on October 1, 2012 and offers eligible employees the opportunity to authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25 in any calendar year, to purchase shares of the Company’s common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the three months ended March 31, 2013, the Company issued 7,032 shares of common stock at a discounted price of $58.54.

11. Pension and Postretirement Benefits:

The Company maintained a qualified defined benefit pension plan for certain of its employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. The Company has applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on salary rates determined by years of service, as well as the interest earned on the previous year-end cash balance. The Company also has a non-qualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company. On January 12, 2012, the Company announced a hard freeze, which eliminated all future compensation and service credits, to be instituted on February 29, 2012 to all participants in the Pension Plan and SERP.

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

The components of net periodic (benefit) cost for the three months ended March 31 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	2013	2012	2013	2012
Service cost	$—	$282	$—	$—
Interest cost	4,427	5,154	150	175
Expected return on plan assets	(7,597)	(7,068)	(212)	—
Curtailment gain	—	(779)	—	—
Amortization of prior service benefit	—	(133)	(38)	(38)
Amortization of net actuarial loss	1,289	1,741	150	138

Net periodic (benefit) cost	$(1,881)	$(803)	$50	$275

Employer contributions	$100	$6,993	$—	$4,069

The expected contributions to the Pension Plan, SERP and Postretirement Plan for the year ending December 31, 2013 are consistent with the amounts previously disclosed as of December 31, 2012.

12. Segment Reporting:

ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise report financial and descriptive information about its reportable operating segments.

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer and President is identified as the CODM as defined by ASC 280-10. To align with the internal management of the Company’s business operations based on service offerings, the Company is organized into the following two operating segments, which are also the Company’s reportable segments:

Decision Analytics: The Company develops solutions that its customers use to analyze the three key processes in managing risk: ‘prediction of loss’, ‘detection and prevention of fraud’ and ‘quantification of loss’. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions in each of these three categories. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of mortgage applications to identify misinformation, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance, mortgage and healthcare sectors. The Company discloses revenue within this segment based on the industry vertical groupings of insurance, financial services, healthcare and specialized markets.

Risk Assessment: The Company is the leading provider of statistical, actuarial and underwriting data for the U.S. P&C insurance industry. The Company’s databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants and fire suppression capabilities of municipalities. The Company uses this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies. Effective December 31, 2012, the Company combined the statistical agency and data services and actuarial services into industry-standard insurance programs within the Risk Assessment segment. There have been no changes in reportable segments in accordance with ASC 280-10 for the three months ended March 31, 2012.

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. In the second quarter of 2012, the Company changed its definition of EBITDA such that it only reflects the definition noted and no longer excludes investment income and realized (loss) gain on available-for-sale securities, net, for all periods presented. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1.00% or more of the Company’s consolidated revenue for the three months ended March 31, 2013 or 2012. No individual country outside of the U.S. accounted for 1.00% or more of total consolidated long-term assets as of March 31, 2013 or December 31, 2012.

The following table provides the Company’s revenue and operating income by reportable segment for the three months ended March 31, 2013 and 2012, as well as reconciliations to income before income taxes for all periods presented in the accompanying condensed consolidated statements of operations:

	2013			2012
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$250,710	$152,613	$403,323	$201,532	$144,969	$346,501
Expenses:
Cost of revenues (exclusive of items shown separately below)	117,632	46,817	164,449	87,898	45,432	133,330
Selling, general and administrative	39,455	19,573	59,028	34,377	19,602	53,979
Investment income and realized loss (gain) on available-for-sale securities, net	—	145	145	—	(435)	(435)

EBITDA	93,623	86,078	179,701	79,257	80,370	159,627
Depreciation and amortization of fixed assets	11,876	3,338	15,214	8,485	3,159	11,644
Amortization of intangible assets	17,119	88	17,207	8,587	—	8,587
Investment income and realized (loss) gain on available-for-sale securities, net	—	(145)	(145)	—	435	435

Operating income	$64,628	$82,797	147,425	$62,185	$76,776	138,961

Investment income and realized (loss) gain on available-for-sale securities, net			(145)			435
Interest expense			(20,090)			(16,385)

Income before income taxes			$127,190			$123,011

Capital expenditures, including noncash purchases of fixed assets and capital lease obligations	$21,190	$7,337	$28,527	$13,232	$2,700	$15,932

Operating segment revenue by type of service is provided below for the three months ended March 31:

	2013	2012
Decision Analytics:
Insurance	$126,549	$116,336
Financial services	43,908	34,275
Healthcare	59,049	30,448
Specialized markets	21,204	20,473

Total Decision Analytics	250,710	201,532

Risk Assessment:
Industry-standard insurance programs	116,450	112,412
Property-specific rating and underwriting information	36,163	32,557

Total Risk Assessment	152,613	144,969

Total revenues	$403,323	$346,501

13. Related Parties:

The Company considers its stockholders that own more than 5.00% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of March 31, 2013 and December 31, 2012, the Company had no related parties owning more than 5.00% of its common stock.

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

Intellicorp Records, Inc. Litigation

        On April 20, 2012, the Company was served with a class action complaint filed in Alameda County Superior Court in California naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp”) titled Jane Roe v. Intellicorp Records, Inc. The complaint alleged violations of the Fair Credit Reporting Act (“FCRA”) and claimed that Intellicorp failed to implement reasonable procedures to assure maximum possible accuracy of the adverse information contained in the background reports, failed to maintain strict procedures to ensure that criminal record information provided to employers is complete and up to date, and failed to notify class members contemporaneously of the fact that criminal record information was being provided to their employers and prospective employers. Intellicorp removed the case to the United States District Court of the Northern District of California. The California Court later granted Intellicorp’s motion to transfer the case, which is now pending in the United States District Court for the Northern District of Ohio. On October 24, 2012 plaintiffs served their First Amended Complaint (the “Roe Complaint”) alleging a nationwide putative class action on behalf of all persons who were the subject of a Criminal SuperSearch or other “instant” consumer background report furnished to a third party by Intellicorp for employment purposes, and whose report contained any negative public record of criminal arrest, charge, or conviction without also disclosing the final disposition of the charges during the 5 years preceding the filing of this action through the date class certification is granted. The Roe Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees. On February 4, 2013, the Court granted plaintiffs’ motion to amend the Roe Complaint to eliminate the named plaintiff’s individual claim for compensatory damages. This amendment did not change the breadth or scope of the request for relief sought on behalf of the proposed class. Plaintiffs later amended their class definition in their motion for class certification to include only those consumers whose (1) Criminal SuperSearch returned results, but Single County search returned no result; (2) Criminal SuperSearch returned one or more criminal charges without a disposition, but the Single County search returned a disposition other than “conviction” or “guilty” and (3) Criminal SuperSearch returned a higher level of offense (felony or misdemeanor) for one or more criminal charges than the Single County search (misdemeanor or infraction.) This amendment reduces the size of the potential class, but does not alter the time period for which the plaintiffs seek to certify a class or the scope of the request for relief sought on behalf of the proposed class. Plaintiffs’ motion for class certification was fully submitted on March 18, 2013.

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

iiX Litigation

On January 3, 2013 the Company received service of a complaint filed in the United States District Court for the Southern District of Ohio naming the Company’s subsidiary Insurance Information Exchange (“iiX”) titled Mark A. Johnson v. Insurance Information Exchange, LLC (the “Johnson Complaint”) . The Johnson Complaint alleges a nationwide putative class action on behalf of “[a]ll natural persons residing in the United States who were the subject of a consumer report prepared by iiX for employment purposes within five (5) years prior to the filing of this Complaint and to whom iiX did not provide notice of the fact that public record information which is likely to have an adverse effect upon the consumer’s ability to obtain employment, is being reported by iiX, together with the name and address of the person to whom such information is being reported at the time such public record information is reported to the user of such consumer report.” Similar to the Thomas matter, the Johnson Complaint alleges violations of section 1681k(a) of the FCRA claiming that iiX failed to notify customers contemporaneously that criminal record information was provided to a prospective employer and failed to maintain strict procedures to ensure that the information reported is complete and up to date. The Johnson Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to these matters.

15. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

Verisk Analytics, Inc. (the “Parent Company”) registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent wholly-owned subsidiaries and issued certain other debt securities with full and unconditional and joint and several guarantees by certain of its subsidiaries. Accordingly, presented below is the condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

As of March 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$128	$174,678	$92,552	$—	$267,358
Available-for-sale securities	—	5,141	—	—	5,141
Accounts receivable, net	—	134,589	56,328	—	190,917
Prepaid expenses	—	28,576	3,379	—	31,955
Deferred income taxes, net	—	375	10,088	—	10,463
Income taxes receivable	5,013	21,534	—	(11,467)	15,080
Intercompany receivables	478,484	266,962	214,382	(959,828)	—
Other current assets	12,011	11,810	7,808	—	31,629

Total current assets	495,636	643,665	384,537	(971,295)	552,543
Noncurrent assets:
Fixed assets, net	—	138,054	29,075	—	167,129
Intangible assets, net	—	61,366	442,362	—	503,728
Goodwill	—	515,705	732,556	—	1,248,261
Deferred income taxes, net	—	1,570	—	(1,570)	—
Investment in subsidiaries	1,035,980	905,221	—	(1,941,201)	—
Other assets	13,619	30,316	751	—	44,686

Total assets	$1,545,235	$2,295,897	$1,589,281	$(2,914,066)	$2,516,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,005	$76,796	$53,460	$—	$150,261
Short-term debt and current portion of long-term debt	—	183,795	184	—	183,979
Pension and postretirement benefits, current	—	1,734	—	—	1,734
Fees received in advance	—	280,690	33,758	—	314,448
Intercompany payables	128,118	632,060	199,650	(959,828)	—
Income taxes payable	—	—	11,467	(11,467)	—

Total current liabilities	148,123	1,175,075	298,519	(971,295)	650,422
Noncurrent liabilities:
Long-term debt	1,044,588	221,848	31	—	1,266,467
Pension and postretirement benefits	—	37,951	—	—	37,951
Deferred income taxes, net	—	—	136,069	(1,570)	134,499
Other liabilities	—	44,038	30,446	—	74,484

Total liabilities	1,192,711	1,478,912	465,065	(972,865)	2,163,823

Total stockholders’ equity	352,524	816,985	1,124,216	(1,941,201)	352,524

Total liabilities and stockholders’ equity	$1,545,235	$2,295,897	$1,589,281	$(2,914,066)	$2,516,347

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$128	$35,571	$54,120	$—	$89,819
Available-for-sale securities	—	4,883	—	—	4,883
Accounts receivable, net	—	124,212	54,218	—	178,430
Prepaid expenses	—	19,340	2,606	—	21,946
Deferred income taxes, net	—	375	10,022	—	10,397
Income taxes receivable	15,834	37,180	—	(7,039)	45,975
Intercompany receivables	424,927	206,165	211,792	(842,884)	—
Other current assets	12,008	19,124	7,977	—	39,109

Total current assets	452,897	446,850	340,735	(849,923)	390,559
Noncurrent assets:
Fixed assets, net	—	126,481	27,603	—	154,084
Intangible assets, net	—	66,045	454,890	—	520,935
Goodwill	—	515,705	731,754	—	1,247,459
Deferred income taxes, net	—	2,584	—	(2,584)	—
Investment in subsidiaries	946,612	904,198	—	(1,850,810)	—
Other assets	13,896	31,801	1,602	—	47,299

Total assets	$1,413,405	$2,093,664	$1,556,584	$(2,703,317)	$2,360,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,638	$113,512	$59,498	$—	$187,648
Short-term debt and current portion of long-term debt	—	194,980	283	—	195,263
Pension and postretirement benefits, current	—	1,734	—	—	1,734
Fees received in advance	—	167,962	32,743	—	200,705
Intercompany payables	98,768	575,907	168,209	(842,884)	—
Income taxes payable	—	—	7,039	(7,039)	—

Total current liabilities	113,406	1,054,095	267,772	(849,923)	585,350
Noncurrent liabilities:
Long-term debt	1,044,408	221,706	48	—	1,266,162
Pension and postretirement benefits	—	41,282	—	—	41,282
Deferred income taxes, net	—	—	136,345	(2,584)	133,761
Other liabilities	—	46,892	31,298	—	78,190

Total liabilities	1,157,814	1,363,975	435,463	(852,507)	2,104,745

Total stockholders’ equity	255,591	729,689	1,121,121	(1,850,810)	255,591

Total liabilities and stockholders’ equity	$1,413,405	$2,093,664	$1,556,584	$(2,703,317)	$2,360,336

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Three Months Ended March 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$329,026	$79,220	$(4,923)	$403,323

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	126,568	40,215	(2,334)	164,449
Selling, general and administrative	—	46,897	14,720	(2,589)	59,028
Depreciation and amortization of fixed assets	—	12,093	3,121	—	15,214
Amortization of intangible assets	—	4,680	12,527	—	17,207

Total expenses	—	190,238	70,583	(4,923)	255,898

Operating income	—	138,788	8,637	—	147,425

Other income (expense):
Interest expense	(13,637)	(6,448)	(5)	—	(20,090)
Investment income	—	—	48	—	48
Realized loss on available-for-sale securities, net	—	(193)	—	—	(193)

Total other expense, net	(13,637)	(6,641)	43	—	(20,235)

(Loss) income before equity in net income of subsidiaries and income taxes	(13,637)	132,147	8,680	—	127,190
Equity in net income of subsidiaries	89,135	1,273	—	(90,408)	—
Provision for income taxes	5,013	(46,492)	(5,200)	—	(46,679)

Net income	$80,511	$86,928	$3,480	$(90,408)	$80,511

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Three Months Ended March 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$307,099	$43,601	$(4,199)	$346,501

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	116,339	19,372	(2,381)	133,330
Selling, general and administrative	—	43,337	12,460	(1,818)	53,979
Depreciation and amortization of fixed assets	—	9,551	2,093	—	11,644
Amortization of intangible assets	—	4,928	3,659	—	8,587

Total expenses	—	174,155	37,584	(4,199)	207,540

Operating income	—	132,944	6,017	—	138,961

Other income (expense):
Interest expense	(9,869)	(6,507)	(9)	—	(16,385)
Investment income	18	74	13	—	105
Realized gain on available-for-sale securities, net	—	330	—	—	330

Total other (expense) income, net	(9,851)	(6,103)	4	—	(15,950)

(Loss) income before equity in net income of subsidiary and income taxes	(9,851)	126,841	6,021	—	123,011
Equity in net income of subsidiary	80,836	286	—	(81,122)	—
Provision for income taxes	3,616	(48,320)	(3,706)	—	(48,410)

Net income	$74,601	$78,807	$2,315	$(81,122)	$74,601

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Three Months Ended March 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$80,511	$86,928	$3,480	$(90,408)	$80,511

Other comprehensive income, net of tax:
Unrealized holding loss on available-for-sale securities	(230)	(230)	—	230	(230)
Unrealized foreign currency loss	(406)	(271)	(385)	656	(406)
Pension and postretirement unfunded liability adjustment	869	869	—	(869)	869

Total other comprehensive income	233	368	(385)	17	233

Comprehensive income	$80,744	$87,296	$3,095	$(90,391)	$80,744

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Three Months Ended March 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$74,601	$78,807	$2,315	$(81,122)	$74,601

Other comprehensive income, net of tax:
Unrealized holding loss on available-for-sale securities	(197)	(197)	—	197	(197)
Unrealized foreign currency gain	153	152	141	(293)	153
Pension and postretirement unfunded liability adjustment	928	928	—	(928)	928

Total other comprehensive income	884	883	141	(1,024)	884

Comprehensive income	$75,485	$79,690	$2,456	$(82,146)	$75,485

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

For The Three Months Ended March 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$150,329	$40,928	$—	$191,257

Cash flows from investing activities:
Repayments received from other subsidiaries	—	7,439	7,439	(14,878)	—
Advances provided to other subsidiaries	—	(3,000)	—	3,000	—
Purchases of fixed assets	—	(23,069)	(4,996)	—	(28,065)
Purchases of available-for-sale securities	—	(3,747)	—	—	(3,747)
Proceeds from sales and maturities of available-for-sale securities	—	3,765	—	—	3,765
Other investing, net	—	439	—	—	439

Net cash (used in) provided by investing activities	—	(18,173)	2,443	(11,878)	(27,608)

Cash flows from financing activities:
Repayments of short-term debt, net	—	(10,000)	—	—	(10,000)
Excess tax benefits from exercised stock options	—	36,128	—	—	36,128
Repurchase of common stock	—	(22,130)	—	—	(22,130)
Proceeds from stock options exercised	—	12,455	—	—	12,455
Repayment of advances to other subisdiaries	—	(7,439)	(7,439)	14,878	—
Advances received from other subsidiaries	—	—	3,000	(3,000)	—
Other financing activities, net	—	(2,042)	(115)	—	(2,157)

Net cash provided by (used in) financing activities	—	6,972	(4,554)	11,878	14,296

Effect of exchange rate changes	—	(21)	(385)	—	(406)

Increase in cash and cash equivalents	—	139,107	38,432	—	177,539
Cash and cash equivalents, beginning of period	128	35,571	54,120	—	89,819

Cash and cash equivalents, end of period	$128	$174,678	$92,552	$—	$267,358

Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$22,130	$22,130	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$12,455	$12,455	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

For The Three Months Ended March 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$163,339	$26,274	$—	$189,613

Cash flows from investing activities:
Acquisitions, net of cash acquired of $29,387	—	(330,777)	—	—	(330,777)
Purchase of non-controlling interest in non-public companies	—	(2,000)	—	—	(2,000)
Escrow funding associated with acquisitions	—	(17,000)	—	—	(17,000)
Repayments received from other subsidiaries	—	93,983	—	(93,983)	—
Advances provided to other subsidiaries	—	(32,087)	—	32,087	—
Purchases of fixed assets	—	(13,737)	(3,705)	—	(17,442)
Purchases of available-for-sale securities	—	(791)	—	—	(791)
Proceeds from sales and maturities of available-for-sale securities	—	898	—	—	898

Net cash used in investing activities	—	(301,511)	(3,705)	(61,896)	(367,112)

Cash flows from financing activities:
Proceeds of short-term debt, net	—	125,000	—	—	125,000
Repayments of advances to other subsidiaries	(74,983)	—	(19,000)	93,983	—
Advances received from other subsidiaries	—	—	32,087	(32,087)	—
Repurchase of Class A common stock	—	(36,792)	—	—	(36,792)
Proceeds from stock options exercised	—	14,589	—	—	14,589
Other financing activities, net	—	(2,001)	(123)	—	(2,124)

Net cash (used in)/provided by financing activities	(74,983)	100,796	12,964	61,896	100,673

Effect of exchange rate changes	—	12	141	—	153

(Decrease)/increase in cash and cash equivalents	(74,983)	(37,364)	35,674	—	(76,673)
Cash and cash equivalents, beginning of period	76,238	76,813	38,552	—	191,603

Cash and cash equivalents, end of period	$1,255	$39,449	$74,226	$—	$114,930

Supplemental disclosures:
Increase in intercompany balances from the purchase of MediConnect by ISO	$17,000	$347,777	$330,777	$—	$—

Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$36,792	$36,792	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$14,589	$14,589	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K, or 2012 10-K, dated and filed with the Securities and Exchange Commission on February 26, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward Looking Statements” in our 2012 10-K.

We enable risk-bearing businesses to better understand and manage their risks. We provide value to our customers by supplying proprietary data that, combined with our analytic methods, creates embedded decision support solutions. We are the largest aggregator and provider of data pertaining to U.S. property and casualty, or P&C, insurance risks. We offer solutions for detecting fraud in the U.S. P&C insurance, financial services and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to supply chain to health insurance.

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

We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 38% and 42% of our revenues for three months ended March 31, 2013 and 2012, respectively. Our Decision Analytics segment provides solutions to our customers within four vertical market-related groupings of insurance, financial services, healthcare, and specialized markets. Our Decision Analytics segment revenues represented approximately 62% and 58% of our revenues for three months ended March 31, 2013 and 2012, respectively.

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

As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database or our actuarial services throughout the subscription period. For our subscriptions arrangements, in general, we experience minimal revenue seasonality within the business. Our long-term agreements are generally for periods of three to five years. We recognize revenue from subscriptions ratably over the term of the subscription and most long-term agreements are recognized ratably over the term of the agreement.

Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application or loan, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For both of the three months ended March 31, 2013 and 2012, 31% and 29% of our revenues, respectively, were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.

        Approximately 88% and 87% of the revenues in our Risk Assessment segment for the three months ended March 31, 2013 and 2012, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 57% and 60% of the revenues in our Decision Analytics segment, for the three months ended March 31, 2013 and 2012, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, healthcare, financial services, and specialized markets verticals.

Principal Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses which include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, represented 62% and 67% of our total expenses for the three months ended March 31, 2013 and 2012, respectively.

We allocate personnel expenses between two categories, cost of revenues and selling, general and administrative expenses, based on the actual costs associated with each employee. We categorize employees who maintain our solutions as cost of revenues, and all other personnel, including executive managers, sales people, marketing, business development, finance, legal, human resources, and administrative services, as selling, general and administrative expenses. A significant portion of our other operating costs, such as facilities and communications, is also either captured within cost of revenues or selling, general and administrative expenses based on the nature of the work being performed.

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

Selling, General and Administrative Expense. Our selling, general and administrative expenses also consist primarily of personnel costs. A portion of the other operating costs, such as facilities, insurance and communications, are also allocated to selling, general and administrative expenses based on the nature of the work being performed by the employee. Our selling, general and administrative expenses exclude depreciation and amortization.

Description of Acquisitions

As a result of the below acquisitions, our consolidated results of operations may not be comparable between periods. See Note 5 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for more information.

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

On August 31, 2012 we acquired Argus Information & Advisory Services, LLC, or Argus, a provider of information, competitive benchmarking, scoring solutions, analytics, and customized services to financial institutions and regulators in North America, Latin America, and Europe. Argus leverages its comprehensive payment data sets and provides proprietary solutions to a client base that includes credit and debit card issuers, retail banks and other consumer financial services providers, payment processors, insurance companies and other industry stakeholders. Within our Decision Analytics segment, this acquisition enhances our position as a provider of data, analytics, and decision-support solutions to financial institutions globally.

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

Condensed Consolidated Results of Operations

	Three Months Ended March 31,		Percentage Change
	2013	2012
	(In thousands, except for share and per share data)
Statement of income data:
Revenues :
Decision Analytics revenues	$250,710	$201,532	24.4%
Risk Assessment revenues	152,613	144,969	5.3%

Revenues	403,323	346,501	16.4%

Expenses:
Cost of revenues (exclusive of items shown separately below)	164,449	133,330	23.3%
Selling, general and administrative	59,028	53,979	9.4%
Depreciation and amortization of fixed assets	15,214	11,644	30.7%
Amortization of intangible assets	17,207	8,587	100.4%

Total expenses	255,898	207,540	23.3%

Operating income	147,425	138,961	6.1%
Other income/(expense):
Investment income	48	105	(54.3%)
Realized (loss) gain on securities, net	(193)	330	(158.5%)
Interest expense	(20,090)	(16,385)	22.6%

Total other expense, net	(20,235)	(15,950)	26.9%

Income before income taxes	127,190	123,011	3.4%
Provision for income taxes	(46,679)	(48,410)	(3.6%)

Net income	$80,511	$74,601	7.9%

Basic net income per share	$0.48	$0.45	6.7%

Diluted net income per share	$0.47	$0.44	6.8%

Weighted average shares outstanding:
Basic	168,078,589	164,836,992	2.0%

Diluted	172,760,641	171,350,820	0.8%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:

Other data:
EBITDA (1):
Decision Analytics EBITDA	$93,623	$79,257	18.1%
Risk Assessment EBITDA	86,078	80,370	7.1%

EBITDA	$179,701	$159,627	12.6%

The following is a reconciliation of net income to EBITDA:
Net income	$80,511	$74,601	7.9%
Depreciation and amortization	32,421	20,231	60.3%
Interest expense	20,090	16,385	22.6%
Provision for income taxes	46,679	48,410	(3.6%)

EBITDA	$179,701	$159,627	12.6%

(1)	EBITDA is the financial measure which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. In addition, this Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 12 of our condensed consolidated financial statements included in this Form 10-Q filing.

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

Consolidated Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Revenues were $403.3 million for the three months ended March 31, 2013 compared to $346.5 million for the three months ended March 31, 2012, an increase of $56.8 million or 16.4%. In 2012, we acquired the following companies, MediConnect, ALP, and Argus, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. These recent acquisitions were within our Decision Analytics segment and provided an increase of $33.4 million in revenues for the quarter ended March 31, 2013. Excluding recent acquisitions, revenues increased $23.4 million or 6.8%, which included an increase in our Decision Analytics segment of $15.8 million or 7.8% and an increase in our Risk Assessment segment of $7.6 million or 5.3%. Revenue growth within Decision Analytics was primarily driven by strong increases in our healthcare revenue category and contributions from our insurance revenue category. Revenue growth within Risk Assessment was primarily driven by our industry-standard insurance programs. Refer to the Results of Operations by Segment within this section for further information regarding our revenues.

Cost of Revenues

Cost of revenues was $164.4 million for the three months ended March 31, 2013 compared to $133.3 million for the three months ended March 31, 2012, an increase of $31.1 million or 23.3%. Recent acquisitions accounted for an increase of $19.3 million in cost which were primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $11.8 million or 8.9%. The increase was primarily due to increases in salaries and employee benefits cost of $8.9 million. Other increases include information technology expenses of $1.5 million and other general expenses of $1.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SGA, were $59.0 million for the three months ended March 31, 2013 compared to $54.0 million for the three months ended March 31, 2012, an increase of

$5.0 million or 9.4%. Excluding costs associated with our recent acquisitions of $2.7 million which were primarily related to salaries and employee benefits, SGA increased $2.3 million or 4.2%. The increase was primarily due to an increase in professional fees of $1.9 million and other general expenses of $0.4 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $15.2 million for the three months ended March 31, 2013 compared to $11.6 million for the three months ended March 31, 2012, an increase of $3.6 million or 30.7%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth as well as due to recent acquisitions of $1.0 million.

Amortization of Intangible Assets

Amortization of intangible assets was $17.2 million for the three months ended March 31, 2013 compared to $8.6 million for three months ended March 31, 2012, an increase of $8.6 million or 100.4%. The increase was primarily related to amortization of intangible assets associated with recent acquisitions of $8.9 million, partially offset by $0.3 million of amortization of intangible assets associated with prior acquisitions that have been fully amortized.

Investment Income and Realized (Loss) Gain on Securities, Net

Investment income and realized (loss) gain on securities, net, was a loss of $0.1 million for the three months ended March 31, 2013 as compared to a gain of $0.4 million for the three months ended March 31, 2012, a decrease of $0.5 million.

Interest Expense

Interest expense was $20.1 million for the three months ended March 31, 2013 compared to $16.4 million for the three months ended March 31, 2012, an increase of $3.7 million or 22.6%. This increase is primarily due to the issuance of 4.125% senior notes in September 2012 in an aggregate principal amount of $350.0 million.

Provision for Income Taxes

                The provision for income taxes was $46.7 million for the three months ended March 31, 2013 compared to $48.4 million for the three months ended March 31, 2012, a decrease of $1.7 million or 3.6%. The effective tax rate was 36.7% for the three months ended March 31, 2013 compared to 39.4% for the three months ended March 31, 2012. The effective rate for the three months ended March 31, 2013 was lower than the March 31, 2012 effective tax rate primarily due to the continued execution of tax planning strategies and the benefits of the R&D tax credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013, which retroactively extended the R&D tax credit for the years 2012 and 2013 and enabled the Company to recognize the tax benefit of the 2012 credit in the first quarter of 2013.

EBITDA Margin

The EBITDA margin for our consolidated results was 44.6% for the three months ended March 31, 2013 compared to 46.1% for the three months ended March 31, 2012. For the three months ended March 31, 2013, the recent acquisitions mitigated our margin expansion by 1.0%. The decrease in margin is further attributed to our investment initiatives for new solution development.

Results of Operations by Segment

Decision Analytics

Revenues

Revenues for our Decision Analytics segment were $250.7 million for the three months ended March 31, 2013 compared to $201.5 million for the three months ended March 31, 2012, an increase of $49.2 million or 24.4%. Recent acquisitions accounted for an increase of $33.4 million in revenues for the three months ended March 31, 2013. Excluding recent acquisitions, our Decision Analytics revenue increased $15.8 million or 7.8%.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage
	2013	2012	Change
	(In thousands)
Insurance	$126,549	$116,336	8.8%
Financial services	43,908	34,275	28.1%
Healthcare	59,049	30,448	93.9%
Specialized markets	21,204	20,473	3.6%

Total Decision Analytics	$250,710	$201,532	24.4%

Our insurance revenue increased $10.3 million or 8.8%, and excluding recent acquisitions (ALP) revenue of $0.5 million within this category, our insurance revenue increased $9.7 million or 8.3%, primarily due to an increase within our underwriting solutions, catastrophe modeling services for existing customers, an increase in insurance fraud revenue, and an increase in loss quantification solutions as a result of new customers.

Our financial services revenue increased $9.6 million or 28.1%, and excluding recent acquisitions (Argus) revenue of $16.2 million within this category, our financial services revenue decreased $6.5 million or 19.1%, reflecting lower volumes within forensic and underwriting solutions due to the continued challenges in the mortgage market.

Our healthcare revenue increased $28.6 million or 93.9%, and excluding the recent acquisitions (MediConnect) revenue of $16.7 million within this category, our healthcare revenue increased $11.9 million or 39.0% primarily due to an increase in transactions within our revenue and quality intelligence solutions and due to increase in payment accuracy solutions as customer contracts were implemented.

Our specialized markets revenue increased $0.7 million or 3.6% as a result of continued penetration of existing customers within our supply chain services and weather and climate risk solutions.

Cost of Revenues

Cost of revenues for our Decision Analytics segment was $117.6 million for the three months ended March 31, 2013 compared to $87.9 million for the three months ended March 31, 2012, an increase of $29.7 million or 33.8%. Excluding the impact of recent acquisitions of $19.3 million, our cost of revenues increased by $10.4 million or 11.9%. This increase is primarily due to a net increase salary and employee benefits of $8.7 million, which includes annual salary increases and increase in headcount. Other increases include information technology costs of $1.1 million and other general expenses of $0.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Decision Analytics segment were $39.4 million for the three months ended March 31, 2013 compared to $34.4 million for the three months ended March 31, 2012, an increase of $5.0 million or 14.8%. Excluding the impact of recent acquisitions of $2.7 million, SGA increased

$2.3 million or 6.7%. The increase was due to an increase in salaries and employee benefits of $0.9 million, which includes annual salary increases, medical costs, commissions, and equity compensation. Other increases included an increase in professional fees of $1.1 million and other general expenses of $0.3 million.

EBITDA Margin

The EBITDA margin for our Decision Analytics segment was 37.3% for the three months ended March 31, 2013 compared to 39.3% for the three months ended March 31, 2012. For the quarter ended March 31, 2013, the recent acquisitions mitigated our margin expansion by 0.5%. The decrease in margin is further attributed to our investment initiatives for new solution development.

Risk Assessment

Revenues

Revenues for our Risk Assessment segment were $152.6 million for the three months ended March 31, 2013 as compared to $145.0 million for the three months ended March 31, 2012, an increase of $7.6 million or 5.3%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs’ solutions, selling expanded solutions to existing customers as well as the expiration of a revenue sharing agreement.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage Change
	2013	2012
	(In thousands)
Industry-standard insurance programs	$116,450	$112,412	3.6%
Property-specific rating and underwriting information	36,163	32,557	11.1%

Total Risk Assessment	$152,613	$144,969	5.3%

Cost of Revenues

Cost of revenues for our Risk Assessment segment was $46.8 million for the three months ended March 31, 2013 compared to $45.4 million for the three months ended March 31, 2012, an increase of $1.4 million or 3.1%. The increase was due to an increase in salaries and employee benefits of $0.2 million, which includes annual salary increases, medical costs, commissions, and equity compensation. Other increases include an increase in information technology expenses of $0.4 million and other general expenses of $0.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Risk Assessment segment were $19.6 million for both the three months ended March 31, 2013 and 2012. The activity within SGA was primarily due to a net decrease in salaries of $0.9 million. This decrease was offset by an increase in professional fees of $0.8 million and other general expenses of $0.1 million.

EBITDA Margin

The EBITDA margin for our Risk Assessment segment was 56.4% for the three months ended March 31, 2013 compared to 55.4% for the three months ended March 31, 2012. The increase in the margin is primarily attributed to improved operating leverage in the segment as well as cost efficiencies achieved in 2012.

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents and available-for-sale securities of $272.5 million and $94.7 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $850.0 million syndicated revolving credit facility, or Credit Facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.

We have historically managed the business with a working capital deficit due to the fact that, as described above, we offer our solutions and services primarily through annual subscriptions or long-term contracts, which are generally prepaid quarterly or annually in advance of the services being rendered. When cash is received for prepayment of invoices, we record an asset (cash and cash equivalents) on our balance sheet with the offset recorded as a current liability (fees received in advance). This current liability is deferred revenue that does not require a direct cash outflow since our customers have prepaid and are obligated to purchase the services. In most businesses, growth in revenue typically leads to an increase in the accounts receivable balance causing a use of cash as a company grows. Unlike these businesses, our cash position is favorably affected by revenue growth, which results in a source of cash due to our customers prepaying for our services.

Our capital expenditures, which include noncash purchases of fixed assets and capital lease obligations, as a percentage of revenues for the three months ended March 31, 2013 and 2012, were 7.1% and 4.6%, respectively. The expected capital expenditures for the year ending December 31, 2013, of $115.0 million, are consistent with the amounts previously disclosed as of December 31, 2012, which we expect to primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, “ Accounting for Costs of Computer Software Developed or Obtained for Internal Use. “ We also capitalize amounts in accordance with ASC 985-20, “ Software to be Sold, Leased or Otherwise Marketed .”

We have historically used a portion of our cash for repurchases of our common stock from our stockholders. For the three months ended March 31, 2013 and 2012, we repurchased $21.5 million and $38.9 million of our common stock, respectively.

In prior years, we provided pension and postretirement benefits to certain qualifying active employees and retirees. On February 29, 2012, we instituted a hard freeze, which eliminated all future compensation and service credits, to all participants in the pension plans. Under the postretirement plan, we provided certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. The expected contributions to the pension an postretirement plans for the year ending December 31, 2013 are consistent with the amounts previously disclosed as of December 31, 2012. See Note 11 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information.

Financing and Financing Capacity

We had total debt, excluding capital lease and other obligations, of $1,444.6 million and $1,454.4 million at March 31, 2013 and December 31, 2012, respectively. The debt at March 31, 2013 was issued under our long-term private placement loan facilities and senior notes issued in 2012 and 2011 to finance our stock repurchases and acquisitions.

Our Credit Facility matures in October 2017 and is a committed facility and all of our long-term private placement loan facilities are uncommitted facilities. We have financed and expect to finance our short-term working capital needs, stock repurchases and acquisitions through cash from operations and borrowings from a combination of our Credit Facility and long-term private placement facilities. As of March 31, 2013, we had no outstanding borrowings under the Credit Facility. During the three months ended March 31, 2013, we repaid $10.0 million of borrowings that were outstanding as of December 31, 2012. We did not make any additional borrowings during the three months ended March 31, 2013. As of March 31, 2013, we had $850.0 million of borrowing capacity available under our Credit Facility.

The Credit Facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.50 to 1.0. We were in compliance with all debt covenants under the Credit Facility as of March 31, 2013.

We have a long-term private placement loan facility under an uncommitted master shelf agreement with Prudential Capital Group, or Prudential, with available capacity of $190.0 million. We can borrow under the Prudential Master Shelf Agreement until August 30, 2013. We also had an uncommitted master shelf agreement with New York Life that expired on March 16, 2013. The Company did not extend this agreement.

The notes outstanding under the long-term private placement loan facilities mature over the next three years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.26% for the three months ended March 31, 2013. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. Our shelf agreements also contain financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.0 to 1.0. We were in compliance with all debt covenants under our master shelf agreements as of March 31, 2013. In the second quarter 2013, we will repay $45.0 million of our outstanding long-term private placement loan facilities with a maturity date of April 2013 from cash generated from operations.

As of March 31, 2013, we had senior notes with an aggregate principal amount of $1,050.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our Credit Facility, or any amendment, refinancing or replacement thereof. The indenture governing the senior notes restricts our ability and our subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

Cash Flow

The following table summarizes our cash flow data for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012	Percentage Change
	(In thousands)
Net cash provided by operating activities	$191,257	$189,613	0.9%
Net cash used in investing activities	$(27,608)	$(367,112)	(92.5%)
Net cash provided by financing activities	$14,296	$100,673	(85.8%)

Operating Activities

Net cash provided by operating activities increased to $191.3 million for the three months ended March 31, 2013 compared to $189.6 million for the three months ended March 31, 2012. The increase in operating activities was mitigated by the deferral of our fourth quarter 2012 tax payment to 2013 as a result of a temporary federal tax relief program related to Hurricane Sandy. This payment would have typically been paid in the fourth quarter, but due to this relief the payment was made in the first quarter of 2013.

Investing Activities

Net cash used in investing activities was $27.6 million for the three months ended March 31, 2013 and $367.1 million for the three months ended March 31, 2012. The decrease in cash used in investing activities was primarily due to the fact that we did not have any acquisitions in the first quarter of 2013 versus the first quarter of 2012 in which we acquired MediConnect for $347.8 million including escrow funding.

Financing Activities

Net cash provided by financing activities was $14.3 million for the three months ended March 31, 2013 as compared to $100.7 million for the three months ended March 31, 2012. Net cash provided by financing activities for the three months ended March 31, 2013 was primarily related to proceeds from stock option exercises of $12.5 million. Net cash provided by financing activities for the three months ended March 31, 2012 primarily included the issuance of short-term debt of $125 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 26, 2013.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 26, 2013. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks at March 31, 2013 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 26, 2013.

Item 4.	Controls and Procedures

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three month period ended March 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 14 to our condensed consolidated financial statements for the three months ended March 31, 2013 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 26, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by the Company during the period covered by this report.

Issuer Purchases of Equity Securities

Our board of directors have authorized a share repurchase program, or Repurchase Program, up to $900.0 million, of which $122.7 million remains available as of March 31, 2013. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Our shares repurchased for the quarter ended March 31, 2013 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2013 through January 31, 2013	138,300	$53.68	138,300	$136,768
February 1, 2013 through February 28, 2013	91,800	$54.07	91,800	$131,804
March 1, 2013 through March 31, 2013	151,700	$60.29	151,700	$122,658

	381,800		381,800

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: April 30, 2013	By:	/s/ Mark V. Anquillare
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