Form 10-Q
period 2013-06-30
Verisk Analytics, Inc.
filed 2013-07-30
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 26, 2013, there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	167,915,445

Verisk Analytics, Inc.

Index to Form 10-Q

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2013 and December 31, 2012

	2013
	(unaudited)	2012
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$172,587	$89,819
Available-for-sale securities	4,254	4,883
Accounts receivable, net of allowance for doubtful accounts of $4,936 and $4,753, respectively	186,549	178,430
Prepaid expenses	31,048	21,946
Deferred income taxes, net	10,463	10,397
Income taxes receivable	54,013	45,975
Other current assets	34,695	39,109

Total current assets	493,609	390,559
Noncurrent assets:
Fixed assets, net	185,928	154,084
Intangible assets, net	486,532	520,935
Goodwill	1,249,271	1,247,459
Other assets	24,011	47,299

Total assets	$2,439,351	$2,360,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$157,961	$187,648
Short-term debt and current portion of long-term debt	137,870	195,263
Pension and postretirement benefits, current	1,734	1,734
Fees received in advance	287,571	200,705

Total current liabilities	585,136	585,350
Noncurrent liabilities:
Long-term debt	1,266,910	1,266,162
Pension benefits	32,138	38,655
Postretirement benefits	2,267	2,627
Deferred income taxes, net	135,257	133,761
Other liabilities	52,138	78,190

Total liabilities	2,073,846	2,104,745

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 167,629,024 and 167,727,073 outstanding, respectively	137	137
Unearned KSOP contributions	(402)	(483)
Additional paid-in capital	1,116,948	1,044,746
Treasury stock, at cost, 376,374,014 and 376,275,965 shares, respectively	(1,733,283)	(1,605,376)
Retained earnings	1,070,443	905,727
Accumulated other comprehensive losses	(88,338)	(89,160)

Total stockholders’ equity	365,505	255,591

Total liabilities and stockholders’ equity	$2,439,351	$2,360,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For The Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except for share and per share data)
Revenues	$421,320	$373,226	$824,643	$719,727

Expenses:
Cost of revenues (exclusive of items shown separately below)	174,663	147,074	339,112	280,404
Selling, general and administrative	61,152	62,473	120,180	116,452
Depreciation and amortization of fixed assets	16,811	13,090	32,025	24,734
Amortization of intangible assets	17,196	12,187	34,403	20,774

Total expenses	269,822	234,824	525,720	442,364

Operating income	151,498	138,402	298,923	277,363

Other income (expense):
Interest expense	(19,704)	(17,377)	(39,794)	(33,762)
Investment income	40	156	88	261
Realized gain (loss) on available-for-sale securities, net	93	(30)	(100)	300

Total other expense, net	(19,571)	(17,251)	(39,806)	(33,201)

Income before income taxes	131,927	121,151	259,117	244,162
Provision for income taxes	(47,722)	(47,820)	(94,401)	(96,230)

Net income	$84,205	$73,331	$164,716	$147,932

Basic net income per share	$0.50	$0.44	$0.98	$0.89

Diluted net income per share	$0.49	$0.43	$0.95	$0.86

Weighted average shares outstanding:
Basic	168,147,069	165,946,009	168,112,829	165,391,500

Diluted	172,467,688	171,901,349	172,614,164	171,626,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For The Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$84,205	$73,331	$164,716	$147,932

Other comprehensive income, net of tax:
Unrealized foreign currency loss	(275)	(287)	(681)	(134)
Unrealized holding loss on available-for-sale securities	(84)	(116)	(314)	(313)
Pension and postretirement unfunded liability adjustment	948	452	1,817	1,380

Total other comprehensive income	589	49	822	933

Comprehensive income	$84,794	$73,380	$165,538	$148,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For The Year Ended December 31, 2012 and The Six Months Ended June 30, 2013

	Class A Common Stock	Par Value	Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity (Deficit)
	(In thousands, except for share data)
Balance, December 31, 2011	544,003,038	$137	$(691)	$874,808	$(1,471,042)	$576,585	$(78,287)	$(98,490)
Net income	—	—	—	—	—	329,142	—	329,142
Other comprehensive loss	—	—	—	—	—	—	(10,873)	(10,873)
Treasury stock acquired (3,491,591 shares)	—	—	—	—	(162,586)	—	—	(162,586)
KSOP shares earned	—	—	208	12,903	—	—	—	13,111
Stock options exercised, including tax benefit of $88,185 (6,880,678 shares reissued from treasury stock)	—	—	—	131,824	28,039	—	—	159,863
Restricted stock lapsed, including tax benefit of $202 (41,908 shares reissued from treasury stock)	—	—	—	34	167	—	—	201
Employee stock purchase plan (6,074 shares issued from treasury stock)	—	—	—	268	26	—	—	294
Stock based compensation	—	—	—	24,696	—	—	—	24,696
Other stock issuances (4,777 shares reissued from treasury stock)	—	—	—	213	20	—	—	233

Balance, December 31, 2012	544,003,038	137	(483)	1,044,746	(1,605,376)	905,727	(89,160)	255,591
Net income	—	—	—	—	—	164,716	—	164,716
Other comprehensive income	—	—	—	—	—	—	822	822
Treasury stock acquired (2,326,130 shares)	—	—	—	—	(137,634)	—	—	(137,634)
KSOP shares earned	—	—	81	7,276	—	—	—	7,357
Stock options exercised, including tax benefit of $31,242 (2,075,394 shares reissued from treasury stock)	—	—	—	52,759	9,062	—	—	61,821
Restricted stock lapsed, including tax benefit of $969 (136,940 shares reissued from treasury stock)	—	—	—	375	594	—	—	969
Employee stock purchase plan (15,173 shares issued from treasury stock)	—	—	—	805	68	—	—	873
Stock based compensation	—	—	—	10,955	—	—	—	10,955
Other stock issuances (574 shares reissued from treasury stock)	—	—	—	32	3	—	—	35

Balance, June 30, 2013	544,003,038	$137	$(402)	$1,116,948	$(1,733,283)	$1,070,443	$(88,338)	$365,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For The Six Months Ended June 30, 2013 and 2012

	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$164,716	$147,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	32,025	24,734
Amortization of intangible assets	34,403	20,774
Amortization of debt issuance costs and original issue discount	1,368	1,096
Allowance for doubtful accounts	633	461
KSOP compensation expense	7,357	6,186
Stock based compensation	10,955	13,653
Realized loss (gain) on available-for-sale securities, net	100	(300)
Deferred income taxes	1,007	(535)
Loss on disposal of fixed assets	428	21
Excess tax benefits from exercised stock options	(63,934)	(31,624)
Other operating activities, net	28	(18)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,752)	(13,652)
Prepaid expenses and other assets	(1,696)	4,289
Income taxes	24,171	59,929
Accounts payable and accrued liabilities	(12,833)	(24,124)
Fees received in advance	86,866	77,038
Pension and postretirement benefits	(4,099)	(90,808)
Other liabilities	(26,052)	(7,617)

Net cash provided by operating activities	246,691	187,435

Cash flows from investing activities:
Acquisitions, net of cash acquired of $0 and $29,387, respectively	(983)	(331,330)
Purchase of non-controlling interest in non-public companies	—	(2,000)
Earnout payments	—	(250)
Proceeds from release of acquisition related escrows	192	—
Escrow funding associated with acquisitions	—	(17,000)
Purchases of fixed assets	(63,505)	(36,532)
Purchases of available-for-sale securities	(4,967)	(1,128)
Proceeds from sales and maturities of available-for-sale securities	5,826	1,203
Other investing activities, net	439	—

Net cash used in investing activities	(62,998)	(387,037)

Cash flows from financing activities:
Repayment of current portion of long-term debt	(45,000)	—
(Repayment) proceeds of short-term debt, net	(10,000)	150,000
Excess tax benefits from exercised stock options	63,934	31,624
Repurchase of common stock	(135,595)	(106,305)
Proceeds from stock options exercised	30,528	33,453
Other financing activities, net	(4,111)	(3,441)

Net cash (used in) provided by financing activities	(100,244)	105,331

Effect of exchange rate changes	(681)	(134)

Increase (decrease) in cash and cash equivalents	82,768	(94,405)
Cash and cash equivalents, beginning of period	89,819	191,603

Cash and cash equivalents, end of period	$172,587	$97,198

Supplemental disclosures:
Taxes paid	$71,029	$37,736

Interest paid	$39,029	$26,619

Noncash investing and financing activities:
Repurchase of common stock included in accounts payable and accrued liabilities	$3,550	$1,936

Deferred tax asset (liability) established on date of acquisition	$343	$(40,358)

Capital lease obligations	$2,106	$3,043

Capital expenditures included in accounts payable and accrued liabilities	$3,426	$1,864

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

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, fair value of stock based compensation, liabilities for pension and postretirement benefits, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. Certain combinations have been made related to federal and state income taxes and to the segment reporting within revenue categories in the condensed consolidated financial statements and the notes to conform to the respective 2013 presentation.

The condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three and six months ended June 30, 2013 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.

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

3. Investments:

Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
June 30, 2013
Registered investment companies	$4,710	$—	$(456)	$4,254

December 31, 2012
Registered investment companies	$4,830	$53	$—	$4,883

In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with Accounting Standards Codification (“ASC”) 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At June 30, 2013 and December 31, 2012, the carrying value of such securities was $3,737 and $5,015, respectively, and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.

4. Fair Value Measurements:

Certain assets and liabilities of the Company are reported at fair value in the accompanying condensed consolidated balance sheets. Such assets and liabilities include amounts for both financial and non-financial instruments. To increase consistency and comparability of assets and liabilities recorded at fair value, ASC 820-10, Fair Value Measurements (“ASC 820-10”), established a three-level fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. ASC 820-10 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. In accordance with ASC 820-10, the Company applied the following fair value hierarchy:

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

The following table provides information for such assets and liabilities as of June 30, 2013 and December 31, 2012. The fair values of cash and cash equivalents (other than money-market funds, which are recorded on a reported net asset value basis disclosed below), accounts receivable, accounts payable and accrued liabilities, acquisition related liabilities prior to the adoption of ASC 805, Business Combinations (“ASC 805”), short-term debt, and short-term debt expected to be refinanced approximate their carrying amounts because of the short-term nature of these instruments.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 30, 2013
Cash equivalents - money-market funds	$1,439	$—	$1,439
Registered investment companies (1)	$4,254	$4,254	$—

December 31, 2012
Cash equivalents - money-market funds	$760	$—	$760
Registered investment companies (1)	$4,883	$4,883	$—

(1)	Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The fair value of the long-term debt would be a Level 2 liability if the long-term debt was measured at fair value on the condensed consolidated balance sheets. The following table summarizes the carrying value and estimated fair value of the long-term debt as of June 30, 2013 and December 31, 2012, respectively:

	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt excluding capitalized leases	$1,399,769	$1,496,142	$1,454,409	$1,575,950

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

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of Argus occurred at the beginning of the year 2012. The pro forma information for the six months ended June 30, 2012 presented below is based on estimates and assumptions, which the Company believes are reasonable and not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had these acquisitions been completed at the beginning of 2012. The unaudited pro forma information includes intangible asset amortization charges and incremental borrowing costs as a result of the acquisitions, net of related tax, estimated using the Company’s effective tax rate for continuing operations for the six months ended June 30:

2012
(unaudited)
Pro forma revenues	$747,161
Pro forma net income	$142,813
Pro forma basic income per share	$0.86
Pro forma diluted income per share	$0.83

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payments. At June 30, 2013 and December 31, 2012, the current portion of the escrows amounted to $31,716 and $29,277, and the noncurrent portion of the escrow amounted to $5,000 and $26,803, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets, respectively.

6. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2012 through June 30, 2013, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2012 (1)	$55,555	$1,191,904	$1,247,459
Current year acquisition	—	705	705
Purchase accounting reclassifications	—	1,107	1,107

Goodwill at June 30, 2013 (1)	$55,555	$1,193,716	$1,249,271

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to December 31, 2012.

The Company finalized the purchase accounting for the acquisition of MediConnect during the quarter ended March 31, 2013. The impact of the finalization of the purchase accounting for MediConnect was immaterial to the condensed consolidated statements of operations for the three and six months ended June 30, 2013.

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2013, which resulted in no impairment of goodwill.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
June 30, 2013
Technology-based	8 years	$313,590	$(190,837)	$122,753
Marketing-related	5 years	79,101	(46,703)	32,398
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	413,043	(81,662)	331,381

Total intangible assets		$812,289	$(325,757)	$486,532

December 31, 2012
Technology-based	8 years	$313,590	$(177,929)	$135,661
Marketing-related	5 years	79,101	(41,079)	38,022
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	413,043	(65,791)	347,252

Total intangible assets		$812,289	$(291,354)	$520,935

Amortization expense related to intangible assets for the three months ended June 30, 2013 and 2012 was $17,196 and $12,187, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2013 and 2012 was $34,403 and $20,774, respectively. Estimated amortization expense in future periods through 2018 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2013	$29,903
2014	57,168
2015	51,252
2016	49,421
2017	48,518
2018 and Thereafter	250,270

$486,532

7. Income Taxes:

The Company’s effective tax rate for the three and six months ended June 30, 2013 was 36.17%, and 36.43%, respectively, compared to the effective tax rate for the three and six months ended June 30, 2012 of 39.47% and 39.41%, respectively. The effective tax rate for the three and six months ended June 30, 2013 is lower than the June 30, 2012 effective tax rate primarily due to the continued execution of tax planning strategies and the benefits of the Research & Development (“R&D”) tax credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013, which retroactively extended the R&D tax credit for the years 2012 and 2013 and enabled the Company to recognize the tax benefit of the 2012 credit in the first quarter of 2013. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and nondeductible share appreciation from the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”).

8. Debt:

The following table presents short-term and long-term debt by issuance as of June 30, 2013 and December 31, 2012:

	Issuance Date	Maturity Date	2013	2012
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$—	$10,000
Aviva Investors senior notes:
6.46% Series A senior notes	4/27/2009	4/27/2013	—	30,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
Principal senior notes:
6.16% Series B senior notes	8/8/2006	8/8/2013	25,000	25,000
Prudential senior notes:
6.13% Series G senior notes	8/8/2006	8/8/2013	75,000	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	—	15,000
Capital lease obligations	Various	Various	2,870	5,263

Short-term debt and current portion of long-term debt			137,870	195,263

Long-term debt:
Verisk senior notes:
5.800% senior notes, less unamortized discount of $810 and $862, respectively	4/6/2011	5/1/2021	449,190	449,138
4.875% senior notes, less unamortized discount of $1,867 and $2,037, respectively	12/8/2011	1/15/2019	248,133	247,963
4.125% senior notes, less unamortized discount of $2,554 and $2,692, respectively	9/12/2012	9/12/2022	347,446	347,308
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Prudential senior notes:
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Capital lease obligations	Various	Various	2,141	1,753

Long-term debt			1,266,910	1,266,162

Total debt			$1,404,780	$1,461,425

As of June 30, 2013, the Company has an $850,000 committed senior unsecured Syndicated Revolving Credit Facility (the “Credit Facility”) with Bank of America N.A., JPMorgan Chase Bank N.A., and a syndicate of banks. Borrowings may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the “Repurchase Program”). As of June 30, 2013 and December 31, 2012, the Company had $0 and $10,000, respectively, outstanding under the Credit Facility.

9. Stockholders’ Equity:

The Company has 1,200,000,000 shares of authorized Class A common stock. The common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the board of directors.

Share Repurchase Program

The Company has authorized repurchases up to $1,200,000 of its common stock through its Repurchase Program, including the additional $300,000 authorized by the board of directors in June 2013. As of June 30, 2013, the Company had $306,557 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.

During the six months ended June 30, 2013, the Company repurchased 2,326,130 shares of common stock as part of this program at a weighted average price of $59.17 per share. The Company utilized cash from operations to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $3,550 in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheets for those purchases that have not settled as of June 30, 2013.

Treasury Stock

As of June 30, 2013, the Company’s treasury stock consisted of 376,374,014 shares of common stock. During the six months ended June 30, 2013, the Company reissued 2,228,081 shares of common stock from the treasury shares at a weighted average price of $4.37 per share.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator used in basic and diluted EPS:
Net income	$84,205	$73,331	$164,716	$147,932

Denominator:
Weighted average number of common shares used in basic EPS	168,147,069	165,946,009	168,112,829	165,391,500
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	4,320,619	5,955,340	4,501,335	6,234,584

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	172,467,688	171,901,349	172,614,164	171,626,084

Basic net income per share	$0.50	$0.44	$0.98	$0.89

Diluted net income per share	$0.49	$0.43	$0.95	$0.86

The potential shares of common stock that were excluded from diluted EPS were 925,109 and 781,505 for the six months ended June 30, 2013 and 2012, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses as of June 30, 2013 and December 31, 2012:

	2013	2012
Unrealized foreign currency losses	$(1,641)	$(960)
Unrealized (losses) gains on available-for-sale securities, net of tax	(242)	72
Pension and postretirement unfunded liability adjustment, net of tax	(86,455)	(88,272)

Accumulated other comprehensive losses	$(88,338)	$(89,160)

The before tax and after tax amounts of other comprehensive income for the six months ended June 30, 2013 and 2012 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
June 30, 2013
Unrealized foreign currency loss	$(681)	$—	$(681)

Unrealized loss on available-for-sale securities before reclassifications	(1,248)	477	(771)
Amount reclassified from accumulated other comprehensive income (1)	739	(282)	457

Unrealized loss on available-for-sale securities	(509)	195	(314)

Pension and postretirement unfunded liability adjustment before reclassifications	5,555	(2,023)	3,532
Amortization of prior service credit reclassified from accumulated other comprehensive income (2)	75	(29)	46
Amortization of net actuarial loss reclassified from accumulated other comprehensive income (2)	(2,852)	1,091	(1,761)

Pension and postretirement unfunded liability adjustment	2,778	(961)	1,817

Total other comprehensive income	$1,588	$(766)	$822

June 30, 2012
Unrealized foreign currency loss	$(134)	$—	$(134)

Unrealized loss on available-for-sale securities before reclassifications	(809)	314	(495)
Amount reclassified from accumulated other comprehensive income (1)	300	(118)	182

Unrealized loss on available-for-sale securities	(509)	196	(313)

Pension and postretirement unfunded liability adjustment before reclassifications	4,836	(1,962)	2,874
Amortization of prior service credit reclassified from accumulated other comprehensive income (2)	208	(79)	129
Amortization of net actuarial loss reclassified from accumulated other comprehensive income (2)	(2,626)	1,003	(1,623)

Pension and postretirement unfunded liability adjustment	2,418	(1,038)	1,380

Total other comprehensive income	$1,775	$(842)	$933

(1)	This accumulated other comprehensive loss component, before tax, is included under “Realized gain (loss) on available-for-sale securities, net” in the accompanying condensed consolidated statements of operations.
(2)	These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note. 11 Pension and Postretirement Benefits for additional details).

10. Equity Compensation Plans:

All of the Company’s outstanding equity awards, including stock options and restricted stock, are covered under the 2013 Incentive Plan, 2009 Incentive Plan or 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards (including cash), and (vi) other share based awards. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. On May 15, 2013, the Company’s shareholders approved the 2013 Incentive Plan effective March 15, 2013. There are 15,700,000 shares of common stock available for issuance under the 2013 Incentive Plan. Shares subject to awards granted subsequent to March 15, 2013, whether under the 2013 Incentive Plan or the 2009 Incentive Plan, with certain exceptions, will reduce the number of shares available for issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the six months ended June 30, 2013 and 2012 was $30,528 and $33,453, respectively.

On April 1, 2013, the Company granted 804,726 nonqualified stock options and 208,881 shares of restricted stock to key employees, as well as 20,445 deferred stock units to the directors of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. The restricted stock is valued at the closing price of the Company’s common stock on the grant date and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the vesting period. The restricted stock is not assignable or transferrable until it becomes vested. The deferred stock units are valued at the closing price of the Company’s common stock on the grant date, have a one-year vesting period, and will be distributed to the directors upon retirement or other separation from the board of directors.

On July 1, 2013, the Company granted 7,535 shares of common stock, 27,494 nonqualified stock options that were immediately vested, 54,032 nonqualified stock options with a one-year service vesting period, and 11,319 deferred stock units to the directors of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock at the grant date and a ten-year contractual term. As of June 30, 2013, there were 14,419,876 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan.

The fair value of the stock options granted during the six months ended June 30, 2013 and 2012 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2013	2012
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	29.84%	32.25%
Risk-free interest rate	0.66%	0.97%
Expected term in years	4.5	4.8
Dividend yield	0.00%	0.00%
Weighted average grant date fair value per stock option	$15.87	$13.70

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

A summary of the stock options outstanding as of December 31, 2012 and June 30, 2013 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	12,573,298	$22.21	$361,653

Granted	804,726	$61.14
Exercised	(2,075,394)	$14.74	$89,711

Cancelled or expired	(97,689)	$40.56

Outstanding at June 30, 2013	11,204,941	$26.23	$375,068

Options exercisable at June 30, 2013	8,645,315	$21.42	$330,913

Options exercisable at December 31, 2012	8,796,996	$18.37	$286,806

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date. In accordance with ASC 718, Stock Compensation, excess tax benefit from exercised stock options is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the six months ended June 30, 2013 and 2012, the Company recorded excess tax benefit from stock options exercised of $32,211 and $49,974, respectively. The Company realized $63,934 and $31,624 of tax benefit within the Company’s quarterly tax payments through June 30, 2013 and 2012, respectively.

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

A summary of the status of the restricted stock awarded as of December 31, 2012 and June 30, 2013 and changes during the interim period is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	331,013	$42.78
Granted	208,881	$61.14
Vested	(131,831)	$42.08
Forfeited	(14,944)	$52.61

Outstanding at June 30, 2013	393,119	$52.40

As of June 30, 2013, there was $50,716 of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.85 years. As of June 30, 2013, there were 2,559,626 and 393,119 nonvested stock options and restricted stock, respectively, of which 2,116,211 and 316,002 are expected to vest. The total grant date fair value of options vested during the six months ended June 30, 2013 and 2012 was $8,581 and $10,053, respectively. The total grant date fair value of restricted stock vested during the six months ended June 30, 2013 and 2012 was $2,849 and $1,263, respectively.

The Company’s employee stock purchase plan (“ESPP”) commenced on October 1, 2012 and offers eligible employees the opportunity to authorize payroll deductions of up to 20.00% of their regular base salary and up to 50.00% of their short-term incentive compensation, both of which in total may not exceed $25 in any calendar year, to purchase shares of the Company’s common stock at a 5.00% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.00% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the six months ended June 30, 2013, the Company issued 15,173 shares of common stock at a weighted discounted price of $57.56.

On April 20, 2013, the employee stock ownership plan (“ESOP”) refinanced its intercompany loan between the Company and the KSOP, thereby extending the allocation of the remaining unreleased shares through 2016. As a part of this new loan agreement, the Company is required to contribute an additional $9,000, plus interest, of cash or shares to the ESOP by 2016. Earlier contribution is at the Company’s discretion.

11. Pension and Postretirement Benefits:

The Company maintained a qualified defined benefit pension plan for certain of its employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. The Company has applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on salary rates determined by years of service, as well as the interest earned on the previous year-end cash balance. The Company also has a non-qualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company. Effective February 29, 2012, the Company instituted a hard freeze, which eliminated all future compensation and service credits, to all participants in the Pension Plan and SERP.

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

The components of net periodic (benefit) cost for the three and six months ended June 30 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended June 30,
	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	4,496	4,883	150	175
Expected return on plan assets	(7,643)	(7,279)	(213)	(120)
Amortization of prior service credit	—	—	(37)	(37)
Amortization of net actuarial loss	1,263	610	150	137

Net periodic (benefit) cost	$(1,884)	$(1,786)	$50	$155

Employer contributions	$101	$72,362	$235	$5,583

	For the Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$—	$282	$—	$—
Interest cost	8,923	10,037	300	350
Expected return on plan assets	(15,240)	(14,347)	(425)	(120)
Curtailment gain	—	(779)	—	—
Amortization of prior service credit	—	(133)	(75)	(75)
Amortization of net actuarial loss	2,552	2,351	300	275

Net periodic (benefit) cost	$(3,765)	$(2,589)	$100	$430

Employer contributions	$201	$79,355	$235	$9,652

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

Risk Assessment: The Company is the leading provider of statistical, actuarial and underwriting data for the U.S. P&C insurance industry. The Company’s databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants and fire suppression capabilities of municipalities. The Company uses this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies. Effective December 31, 2012, the Company combined the statistical agency and data services and actuarial services into industry-standard insurance programs within the Risk Assessment segment. There have been no changes in reportable segments in accordance with ASC 280-10 for the three and six months ended June 30, 2012.

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1.00% or more of the Company’s consolidated revenue for the three and six months ended June 30, 2013 or 2012. No individual country outside of the U.S. accounted for 1.00% or more of total consolidated long-term assets as of June 30, 2013 or December 31, 2012.

The following table provides the Company’s revenue and operating income by reportable segment for the three and six months ended June 30, 2013 and 2012, as well as reconciliations to income before income taxes for all periods presented in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$267,061	$154,259	$421,320	$229,037	$144,189	$373,226
Expenses:
Cost of revenues (exclusive of items shown separately below)	126,204	48,459	174,663	101,769	45,305	147,074
Selling, general and administrative	41,549	19,603	61,152	39,562	22,911	62,473
Investment income and realized gain on available-for-sale securities, net	—	(133)	(133)	—	(126)	(126)

EBITDA	99,308	86,330	185,638	87,706	76,099	163,805
Depreciation and amortization of fixed assets	13,141	3,670	16,811	9,021	4,069	13,090
Amortization of intangible assets	17,108	88	17,196	12,187	—	12,187
Investment income and realized gain on available-for-sale securities, net	—	133	133	—	126	126

Operating income	$69,059	$82,439	151,498	$66,498	$71,904	138,402

Investment income and realized gain on available-for-sale securities, net			133			126
Interest expense			(19,704)			(17,377)

Income before income taxes			$131,927			$121,151

Capital expenditures, including noncash purchases of fixed assets and capital lease obligations	$29,542	$6,022	$35,564	$16,425	$5,645	$22,070

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$517,771	$306,872	$824,643	$430,569	$289,158	$719,727
Expenses:
Cost of revenues (exclusive of items shown separately below)	243,836	95,276	339,112	189,667	90,737	280,404
Selling, general and administrative	81,004	39,176	120,180	73,939	42,513	116,452
Investment income and realized loss (gain) on available-for-sale securities, net	—	12	12	—	(561)	(561)

EBITDA	192,931	172,408	365,339	166,963	156,469	323,432
Depreciation and amortization of fixed assets	25,017	7,008	32,025	17,506	7,228	24,734
Amortization of intangible assets	34,227	176	34,403	20,774	—	20,774
Investment income and realized (loss) gain on available-for-sale securities, net	—	(12)	(12)	—	561	561

Operating income	$133,687	$165,236	298,923	$128,683	$148,680	277,363

Investment income and realized (loss) gain on available-for-sale securities, net			(12)			561
Interest expense			(39,794)			(33,762)

Income before income taxes			$259,117			$244,162

Capital expenditures, including noncash purchases of fixed assets and capital lease obligations	$50,732	$13,359	$64,091	$29,657	$8,345	$38,002

Operating segment revenue by type of service is provided below for the three and six months ended June 30:

	For the Three Months Ended		For the Six Months Ended
	2013	2012	2013	2012
Decision Analytics:
Insurance	$133,785	$122,210	$260,334	$238,546
Financial services	50,529	35,299	94,437	69,574
Healthcare	61,087	50,381	120,136	80,829
Specialized markets	21,660	21,147	42,864	41,620

Total Decision Analytics	267,061	229,037	517,771	430,569

Risk Assessment:
Industry-standard insurance programs	117,289	111,730	233,739	224,142
Property-specific rating and underwriting information	36,970	32,459	73,133	65,016

Total Risk Assessment	154,259	144,189	306,872	289,158

Total revenues	$421,320	$373,226	$824,643	$719,727

13. Related Parties:

The Company considers its stockholders that own more than 5.00% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of June 30, 2013 and December 31, 2012, the Company had no related parties owning more than 5.00% of its common stock.

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

Intellicorp Records, Inc. Litigation

On April 20, 2012, the Company was served with a class action complaint filed in Alameda County Superior Court in California naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp”) titled Jane Roe v. Intellicorp Records, Inc. The complaint alleged violations of the Fair Credit Reporting Act (“FCRA”) and claimed that Intellicorp failed to implement reasonable procedures to assure maximum possible accuracy of the adverse information contained in the background reports, failed to maintain strict procedures to ensure that criminal record information provided to employers is complete and up to date, and failed to notify class members contemporaneously of the fact that criminal record information was being provided to their employers and prospective employers. Intellicorp removed the case to the United States District Court of the Northern District of California. The California Court later granted Intellicorp’s motion to transfer the case, which is now pending in the United States District Court for the Northern District of Ohio. On October 24, 2012 plaintiffs served their First Amended Complaint (the “Roe Complaint”) alleging a nationwide putative class action on behalf of all persons who were the subject of a Criminal SuperSearch or other “instant” consumer background report furnished to a third party by Intellicorp for employment purposes, and whose report contained any negative public record of criminal arrest, charge, or conviction without also disclosing the final disposition of the charges during the 5 years preceding the filing of this action through the date class certification is granted. The Roe Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees. On February 4, 2013, the Court granted plaintiffs’ motion to amend the Roe Complaint to eliminate the named plaintiff’s individual claim for compensatory damages. This amendment did not change the breadth or scope of the request for relief sought on behalf of the proposed class. Plaintiffs later amended their class definition in their motion for class certification to include only those consumers whose (1) Criminal SuperSearch returned results, but Single County search returned no result; (2) Criminal SuperSearch returned one or more criminal charges without a disposition, but the Single County search returned a disposition other than “conviction” or “guilty” and (3) Criminal SuperSearch returned a higher level of offense (felony or misdemeanor) for one or more criminal charges than the Single County search (misdemeanor or infraction.) This amendment reduces the size of the potential class, but does not alter the time period for which the plaintiffs seek to certify a class or the scope of the request for relief sought on behalf of the proposed class. Plaintiffs’ motion for class certification was fully submitted on March 18, 2013 and oral argument was heard by Judge Gwin on June 27, 2013.

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

iiX Litigation

On January 3, 2013 the Company received service of a complaint filed in the United States District Court for the Southern District of Ohio naming the Company’s subsidiary Insurance Information Exchange (“iiX”) titled Mark A. Johnson v. Insurance Information Exchange, LLC (the “Johnson Complaint”). The Johnson Complaint alleges a nationwide putative class action on behalf of “[a]ll natural persons residing in the United States who were the subject of a consumer report prepared by iiX for employment purposes within five (5) years prior to the filing of this Complaint and to whom iiX did not provide notice of the fact that public record information which is likely to have an adverse effect upon the consumer’s ability to obtain employment, is being reported by iiX, together with the name and address of the person to whom such information is being reported at the time such public record information is reported to the user of such consumer report.” Similar to the Thomas matter, the Johnson Complaint alleges violations of section 1681k(a) of the FCRA claiming that iiX failed to notify customers contemporaneously that criminal record information was provided to a prospective employer and failed to maintain strict procedures to ensure that the information reported is complete and up to date. The Johnson Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.

Interthinx, Inc. Litigation

On May 13, 2013 the Company was served with a putative class action titled Celeste Shaw v. Interthinx, Inc., Verisk Analytics, Inc. and Jeffery Moyer. The plaintiff is a current employee of the Company’s subsidiary Interthinx, Inc. based in Colorado, who filed the class action in the United States District Court for the District of Colorado on behalf of all fraud detection employees who have worked for Interthinx for the last three years nationwide and who were classified as exempt employees. The class complaint claims that the fraud detection employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. It pleads three causes of action against defendants: (1) Collective Action under section 216(b) of the Fair Labor Standards Act for unpaid overtime (nationwide class); (2) A Fed. R. Civ. P. 23 class action under the Colorado Wage Act and Wage Order for unpaid overtime and (3) A Fed. R. Civ. P. 23 class action under Colorado Wage Act for unpaid commissions/nondiscretionary bonuses (Colorado class). The complaint seeks compensatory damages, penalties that are associated with the various statutes, declaratory and injunctive relief interest, costs and attorneys’ fees.

On July 2, 2013 the Company was served with a putative class action titled Shabanam Shelia Dehdashtian v. Interthinx, Inc. and Verisk Analytics, Inc. in the United States District Court for the Central District of California. The plaintiff, Shabnam Shelia Dehdashtian, a former mortgage auditor at the Company’s subsidiary Interthinx, Inc. in California, filed the class action on behalf of all persons who have been employed by Interthinx as auditors, mortgage compliance underwriters and mortgage auditors nationwide at anytime (i) within 3 years prior to the filing of this action until trial for the Fair Labor Standards Act (FLSA) class and (ii) within 4 years prior to the filing of the initial complaint until trial for the California collective action. The class complaint claims that the defendants failed to pay overtime compensation, to provide rest and meal periods, waiting time penalties and to provide accurate wage statements to the plaintiffs as required by federal and California law. It pleads seven causes of action against defendants: (1) Failure to pay overtime compensation in violation of the FLSA for unpaid overtime (nationwide class); (2) Failure to pay overtime compensation in violation of Cal. Lab. Code sections 510, 1194 and 1198 and IWC Wage Order No. 4; (3) Failure to pay waiting time penalties in violation of Cal. Lab. Code sections 201-203; (4) Failure to provide itemized wage statements in violation of Cal. Lab. Code section 226 and IWC Order No. 4; (5) Failure to provide and or authorize meal and rest periods in violation of Cal. Lab. Code section 226.7 and IWC Order No. 4; (6) Violation of California Business and Professions Code sections 17200 et seq; and (7) a Labor Code Private Attorney General Act (PAGA) Public enforcement claim, Cal. Lab. Code section 2699 (California class). The complaint seeks compensatory damages, penalties that are associated with the various statutes, equitable and injunctive relief, interest, costs and attorneys’ fees.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to these matters.

Mariah Re Litigation

On July 8, 2013 the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Mariah Re LTD. v. American Family Mutual Insurance Company, ISO Services, Inc. and AIR Worldwide Corporation. Plaintiff Mariah is a special purpose vehicle established to provide reinsurance to defendant American Family Insurance. Mariah entered into contracts with the Company’s ISO Services, Inc. and AIR Worldwide Corporation subsidiaries, pursuant to which, among other things, Mariah (i) licensed the right to utilize information published in Catastrophe Bulletins issued by the Property Claims Services division of ISO Services, Inc. and (ii) and engaged AIR Worldwide Corporation as Calculation Agent to compute certain reinsured losses. The complaint alleges the following causes of action: (1) breach of contract against ISO Services, Inc. and AIR Worldwide Corporation; (2) unjust enrichment against American Family; (3) conversion against American Family; (4) tortuous interference with contract against American Family; (5) declaratory judgment against all defendants and (6) specific performance against all defendants. The complaint seeks declaratory relief, specific performance, restitution, monetary damages and attorneys’ fees.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.

15. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

Verisk Analytics, Inc. (the “Parent Company”) registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent wholly-owned subsidiaries and issued certain other debt securities with full and unconditional and joint and several guarantees by certain of its subsidiaries. Accordingly, presented below is the condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

As of June 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,189	$60,012	$72,386	$—	$172,587
Available-for-sale securities	—	4,254	—	—	4,254
Accounts receivable, net	—	121,821	64,728	—	186,549
Prepaid expenses	—	27,979	3,069	—	31,048
Deferred income taxes, net	—	375	10,088	—	10,463
Income taxes receivable	10,047	59,545	—	(15,579)	54,013
Intercompany receivables	522,777	398,269	213,356	(1,134,402)	—
Other current assets	2,870	29,243	2,582	—	34,695

Total current assets	575,883	701,498	366,209	(1,149,981)	493,609
Noncurrent assets:
Fixed assets, net	—	150,738	35,190	—	185,928
Intangible assets, net	—	56,706	429,826	—	486,532
Goodwill	—	516,410	732,861	—	1,249,271
Deferred income taxes, net	—	815	—	(815)	—
Investment in subsidiaries	1,129,374	911,819	—	(2,041,193)	—
Other assets	13,343	9,451	1,217	—	24,011

Total assets	$1,718,600	$2,347,437	$1,565,303	$(3,191,989)	$2,439,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,773	$76,053	$59,135	$—	$157,961
Short-term debt and current portion of long-term debt	—	137,701	169	—	137,870
Pension and postretirement benefits, current	—	1,734	—	—	1,734
Fees received in advance	—	243,153	44,418	—	287,571
Intercompany payables	285,553	684,401	164,448	(1,134,402)	—
Income taxes payable	—	—	15,579	(15,579)	—

Total current liabilities	308,326	1,143,042	283,749	(1,149,981)	585,136
Noncurrent liabilities:
Long-term debt	1,044,769	221,734	407	—	1,266,910
Pension and postretirement benefits	—	34,405	—	—	34,405
Deferred income taxes, net	—	—	136,072	(815)	135,257
Other liabilities	—	40,665	11,473	—	52,138

Total liabilities	1,353,095	1,439,846	431,701	(1,150,796)	2,073,846

Total stockholders’ equity	365,505	907,591	1,133,602	(2,041,193)	365,505

Total liabilities and stockholders’ equity	$1,718,600	$2,347,437	$1,565,303	$(3,191,989)	$2,439,351

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$128	$35,571	$54,120	$—	$89,819
Available-for-sale securities	—	4,883	—	—	4,883
Accounts receivable, net	—	124,212	54,218	—	178,430
Prepaid expenses	—	19,340	2,606	—	21,946
Deferred income taxes, net	—	375	10,022	—	10,397
Income taxes receivable	15,834	37,180	—	(7,039)	45,975
Intercompany receivables	424,927	206,165	211,792	(842,884)	—
Other current assets	12,008	19,124	7,977	—	39,109

Total current assets	452,897	446,850	340,735	(849,923)	390,559
Noncurrent assets:
Fixed assets, net	—	126,481	27,603	—	154,084
Intangible assets, net	—	66,045	454,890	—	520,935
Goodwill	—	515,705	731,754	—	1,247,459
Deferred income taxes, net	—	2,584	—	(2,584)	—
Investment in subsidiaries	946,612	904,198	—	(1,850,810)	—
Other assets	13,896	31,801	1,602	—	47,299

Total assets	$1,413,405	$2,093,664	$1,556,584	$(2,703,317)	$2,360,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,638	$113,512	$59,498	$—	$187,648
Short-term debt and current portion of long-term debt	—	194,980	283	—	195,263
Pension and postretirement benefits, current	—	1,734	—	—	1,734
Fees received in advance	—	167,962	32,743	—	200,705
Intercompany payables	98,768	575,907	168,209	(842,884)	—
Income taxes payable	—	—	7,039	(7,039)	—

Total current liabilities	113,406	1,054,095	267,772	(849,923)	585,350
Noncurrent liabilities:
Long-term debt	1,044,408	221,706	48	—	1,266,162
Pension and postretirement benefits	—	41,282	—	—	41,282
Deferred income taxes, net	—	—	136,345	(2,584)	133,761
Other liabilities	—	46,892	31,298	—	78,190

Total liabilities	1,157,814	1,363,975	435,463	(852,507)	2,104,745

Total stockholders’ equity	255,591	729,689	1,121,121	(1,850,810)	255,591

Total liabilities and stockholders’ equity	$1,413,405	$2,093,664	$1,556,584	$(2,703,317)	$2,360,336

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Three Months Ended June 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$338,805	$86,946	$(4,431)	$421,320

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	134,191	42,497	(2,025)	174,663
Selling, general and administrative	—	49,272	14,286	(2,406)	61,152
Depreciation and amortization of fixed assets	—	13,475	3,336	—	16,811
Amortization of intangible assets	—	4,659	12,537	—	17,196

Total expenses	—	201,597	72,656	(4,431)	269,822

Operating income	—	137,208	14,290	—	151,498

Other income (expense):
Interest expense	(13,639)	(6,031)	(34)	—	(19,704)
Investment income (loss)	5	44	(9)	—	40
Realized gain on available-for-sale securities, net	—	93	—	—	93

Total other expense, net	(13,634)	(5,894)	(43)	—	(19,571)

(Loss) income before equity in net income of subsidiaries and income taxes	(13,634)	131,314	14,247	—	131,927
Equity in net income of subsidiaries	92,805	6,592	—	(99,397)	—
Provision for income taxes	5,034	(47,807)	(4,949)	—	(47,722)

Net income	$84,205	$90,099	$9,298	$(99,397)	$84,205

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Six Months Ended June 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$667,831	$166,166	$(9,354)	$824,643

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	260,759	82,712	(4,359)	339,112
Selling, general and administrative	—	96,169	29,006	(4,995)	120,180
Depreciation and amortization of fixed assets	—	25,568	6,457	—	32,025
Amortization of intangible assets	—	9,339	25,064	—	34,403

Total expenses	—	391,835	143,239	(9,354)	525,720

Operating income	—	275,996	22,927	—	298,923

Other income (expense):
Interest expense	(27,276)	(12,479)	(39)	—	(39,794)
Investment income	5	44	39	—	88
Realized loss on available-for-sale securities, net	—	(100)	—	—	(100)

Total other expense, net	(27,271)	(12,535)	—	—	(39,806)

(Loss) income before equity in net income of subsidiaries and income taxes	(27,271)	263,461	22,927	—	259,117
Equity in net income of subsidiaries	181,940	7,865	—	(189,805)	—
Provision for income taxes	10,047	(94,299)	(10,149)	—	(94,401)

Net income	$164,716	$177,027	$12,778	$(189,805)	$164,716

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Three Months Ended June 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$319,254	$60,782	$(6,810)	$373,226

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	121,813	28,828	(3,567)	147,074
Selling, general and administrative	—	51,202	14,514	(3,243)	62,473
Depreciation and amortization of fixed assets	—	10,817	2,273	—	13,090
Amortization of intangible assets	—	4,892	7,295	—	12,187

Total expenses	—	188,724	52,910	(6,810)	234,824

Operating income	—	130,530	7,872	—	138,402

Other income (expense):
Interest expense	(9,875)	(7,488)	(14)	—	(17,377)
Investment income	18	26	112	—	156
Realized loss on available-for-sale securities, net	—	(30)	—	—	(30)

Total other (expense) income, net	(9,857)	(7,492)	98	—	(17,251)

(Loss) income before equity in net income of subsidiary and income taxes	(9,857)	123,038	7,970	—	121,151
Equity in net income of subsidiary	79,571	2,967	—	(82,538)	—
Provision for income taxes	3,617	(48,475)	(2,962)	—	(47,820)

Net income	$73,331	$77,530	$5,008	$(82,538)	$73,331

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

For The Six Months Ended June 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$626,353	$104,383	$(11,009)	$719,727

Expenses:
Cost of revenues (exclusive of items shown separately below)	—	238,152	48,200	(5,948)	280,404
Selling, general and administrative	—	94,539	26,974	(5,061)	116,452
Depreciation and amortization of fixed assets	—	20,368	4,366	—	24,734
Amortization of intangible assets	—	9,820	10,954	—	20,774

Total expenses	—	362,879	90,494	(11,009)	442,364

Operating income	—	263,474	13,889	—	277,363

Other income (expense):
Interest expense	(19,744)	(13,995)	(23)	—	(33,762)
Investment income	36	100	125	—	261
Realized gain on available-for-sale securities, net	—	300	—	—	300

Total other (expense) income, net	(19,708)	(13,595)	102	—	(33,201)

(Loss) income before equity in net income of subsidiary and income taxes	(19,708)	249,879	13,991	—	244,162
Equity in net income of subsidiary	160,407	3,253	—	(163,660)	—
Provision for income taxes	7,233	(96,795)	(6,668)	—	(96,230)

Net income	$147,932	$156,337	$7,323	$(163,660)	$147,932

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Three Months Ended June 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$84,205	$90,099	$9,298	$(99,397)	$84,205

Other comprehensive income, net of tax:
Unrealized foreign currency loss	(275)	(357)	(217)	574	(275)
Unrealized holding loss on available-for-sale securities	(84)	(84)	—	84	(84)
Pension and postretirement unfunded liability adjustment	948	948	—	(948)	948

Total other comprehensive income	589	507	(217)	(290)	589

Comprehensive income	$84,794	$90,606	$9,081	$(99,687)	$84,794

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Six Months Ended June 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$164,716	$177,027	$12,778	$(189,805)	$164,716

Other comprehensive income, net of tax:
Unrealized foreign currency loss	(681)	(628)	(602)	1,230	(681)
Unrealized holding loss on available-for-sale securities	(314)	(314)	—	314	(314)
Pension and postretirement unfunded liability adjustment	1,817	1,817	—	(1,817)	1,817

Total other comprehensive income	822	875	(602)	(273)	822

Comprehensive income	$165,538	$177,902	$12,176	$(190,078)	$165,538

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Three Months Ended June 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$73,331	$77,530	$5,008	$(82,538)	$73,331

Other comprehensive income, net of tax:
Unrealized foreign currency loss	(287)	(248)	(254)	502	(287)
Unrealized holding loss on available-for-sale securities	(116)	(116)	—	116	(116)
Pension and postretirement unfunded liability adjustment	452	452	—	(452)	452

Total other comprehensive income	49	88	(254)	166	49

Comprehensive income	$73,380	$77,618	$4,754	$(82,372)	$73,380

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

For The Six Months Ended June 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$147,932	$156,337	$7,323	$(163,660)	$147,932

Other comprehensive income, net of tax:
Unrealized foreign currency loss	(134)	(96)	(113)	209	(134)
Unrealized holding loss on available-for-sale securities	(313)	(313)	—	313	(313)
Pension and postretirement unfunded liability adjustment	1,380	1,380	—	(1,380)	1,380

Total other comprehensive income	933	971	(113)	(858)	933

Comprehensive income	$148,865	$157,308	$7,210	$(164,518)	$148,865

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

For The Six Months Ended June 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$145,306	$101,385	$—	$246,691

Cash flows from investing activities:
Acquisitions, net of cash acquired of $0	—	(983)	—	—	(983)
Proceeds from release of acquisition related escrows	61	131	—	—	192
Repayments received from other subsidiaries	—	81,096	8,363	(89,459)	—
Advances provided to other subsidiaries	—	(44,800)	—	44,800	—
Purchases of fixed assets	—	(49,103)	(14,402)	—	(63,505)
Purchases of available-for-sale securities	—	(4,967)	—	—	(4,967)
Proceeds from sales and maturities of available-for-sale securities	—	5,826	—	—	5,826
Other investing, net	—	439	—	—	439

Net cash provided by (used in) investing activities	61	(12,361)	(6,039)	(44,659)	(62,998)

Cash flows from financing activities:
Repayment of current portion of long-term debt	—	(45,000)	—	—	(45,000)
Repayments of short-term debt, net	—	(10,000)	—	—	(10,000)
Excess tax benefits from exercised stock options	—	63,934	—	—	63,934
Repurchase of common stock	—	(135,595)	—	—	(135,595)
Proceeds from stock options exercised	—	30,528	—	—	30,528
Repayment of advances to other subsidiaries	—	(8,363)	(81,096)	89,459	—
Advances received from other subsidiaries	40,000	—	4,800	(44,800)	—
Other financing activities, net	—	(3,929)	(182)	—	(4,111)

Net cash provided by (used in) financing activities	40,000	(108,425)	(76,478)	44,659	(100,244)

Effect of exchange rate changes	—	(79)	(602)	—	(681)

Increase in cash and cash equivalents	40,061	24,441	18,266	—	82,768
Cash and cash equivalents, beginning of period	128	35,571	54,120	—	89,819

Cash and cash equivalents, end of period	$40,189	$60,012	$72,386	$—	$172,587

Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$135,595	$135,595	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$30,528	$30,528	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

For The Six Months Ended June 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(13,015)	$143,124	$57,326	$—	$187,435

Cash flows from investing activities:
Acquisitions, net of cash acquired of $29,387	—	(331,330)	—	—	(331,330)
Purchase of non-controlling interest in non-public companies	—	(2,000)	—	—	(2,000)
Earnout payments	—	—	(250)	—	(250)
Escrow funding associated with acquisitions	—	(17,000)	—	—	(17,000)
Repayments received from other subsidiaries	12,100	148,000	—	(160,100)	—
Advances provided to other subsidiaries	—	(33,475)	—	33,475	—
Purchases of fixed assets	—	(30,002)	(6,530)	—	(36,532)
Purchases of available-for-sale securities	—	(1,128)	—	—	(1,128)
Proceeds from sales and maturities of available-for-sale securities	—	1,203	—	—	1,203

Net cash provided by (used in) investing activities	12,100	(265,732)	(6,780)	(126,625)	(387,037)

Cash flows from financing activities:
Proceeds of short-term debt, net	—	150,000	—	—	150,000
Excess tax benefits from exercised stock options	—	31,624	—	—	31,624
Repurchase of common stock	—	(106,305)	—	—	(106,305)
Proceeds from stock options exercised	—	33,453	—	—	33,453
Repayments of advances to other subsidiaries	(75,000)	(12,100)	(73,000)	160,100	—
Advances received from other subsidiaries	188	—	33,287	(33,475)	—
Other financing activities, net	—	(3,127)	(314)	—	(3,441)

Net cash (used in) provided by financing activities	(74,812)	93,545	(40,027)	126,625	105,331

Effect of exchange rate changes	—	(21)	(113)	—	(134)

(Decrease) increase in cash and cash equivalents	(75,727)	(29,084)	10,406	—	(94,405)
Cash and cash equivalents, beginning of period	76,238	76,813	38,552	—	191,603

Cash and cash equivalents, end of period	$511	$47,729	$48,958	$—	$97,198

Supplemental disclosures:
Increase in intercompany balances from the purchase of MediConnect by ISO	$17,000	$348,330	$331,330	$—	$—

Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$106,305	$106,305	$—	$—	$—

Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$33,453	$33,453	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 37% and 40% of our revenues for the six months ended June 30, 2013 and 2012, respectively. Our Decision Analytics segment provides solutions to our customers within four vertical market-related groupings of insurance, financial services, healthcare, and specialized markets. Our Decision Analytics segment revenues represented approximately 63% and 60% of our revenues for the six months ended June 30, 2013 and 2012, respectively.

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

Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application or loan, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For the six months ended June 30, 2013 and 2012, approximately 32% and 31% of our revenues, respectively, were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.

Approximately 88% and 87% of the revenues in our Risk Assessment segment for the six months ended June 30, 2013 and 2012, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 57% of the revenues in our Decision Analytics segment, for both the six months ended June 30, 2013 and 2012, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, healthcare, financial services, and specialized markets verticals.

Principal Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 62% and 65% of our total expenses for the six months ended June 30, 2013 and 2012, respectively.

We allocate personnel expenses between two categories, cost of revenues and selling, general and administrative expense, based on the actual costs associated with each employee. We categorize employees who maintain our solutions as cost of revenues, and all other personnel, including executive managers, sales people, marketing, business development, finance, legal, human resources, and administrative services, as selling, general and administrative expenses. A significant portion of our other operating costs, such as facilities and communications, is also either captured within cost of revenues or selling, general and administrative expenses based on the nature of the work being performed.

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

Selling, General and Administrative Expense. Our selling, general and administrative expenses also consist primarily of personnel costs. A portion of the other operating costs such as facilities, insurance and communications is also allocated to selling, general and administrative expenses based on the nature of the work being performed by the employee. Our selling, general and administrative expenses exclude depreciation and amortization.

Description of Acquisitions

As a result of the below acquisitions, our consolidated results of operations may not be comparable between periods. See Note 5 in our condensed consolidated financial statements included in this quarterly report on Form 10-Q for more information.

On December 20, 2012, we acquired the net assets of Insurance Risk Management Solutions, or IRMS. IRMS provided integrated property risk assessment technology underlying one of our GIS (geographic information system) underwriting solutions. At the end of 2012, the long-term contract (since 1992) with IRMS was expiring and precipitated a change in our business relationship. Instead of continuing forward with a new services agreement, we acquired the technology and service assets of IRMS as this will enable us to better manage, enhance and continue to use the solutions as part of our Risk Assessment segment.

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

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2013	2012		2013	2012
	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Decision Analytics revenues	$267,061	$229,037	16.6%	$517,771	$430,569	20.3%
Risk Assessment revenues	154,259	144,189	7.0%	306,872	289,158	6.1%

Revenues	421,320	373,226	12.9%	824,643	719,727	14.6%

Expenses:
Cost of revenues (exclusive of items shown separately below)	174,663	147,074	18.8%	339,112	280,404	20.9%
Selling, general and administrative	61,152	62,473	(2.1)%	120,180	116,452	3.2%
Depreciation and amortization of fixed assets	16,811	13,090	28.4%	32,025	24,734	29.5%
Amortization of intangible assets	17,196	12,187	41.1%	34,403	20,774	65.6%

Total expenses	269,822	234,824	14.9%	525,720	442,364	18.8%

Operating income	151,498	138,402	9.5%	298,923	277,363	7.8%
Other income/(expense):
Interest expense	(19,704)	(17,377)	13.4%	(39,794)	(33,762)	17.9%
Investment income	40	156	(74.4)%	88	261	(66.3)%
Realized gain (loss) on available-for-sale securities, net	93	(30)	(410.0)%	(100)	300	(133.3)%

Total other expense, net	(19,571)	(17,251)	13.4%	(39,806)	(33,201)	19.9%

Income before income taxes	131,927	121,151	8.9%	259,117	244,162	6.1%
Provision for income taxes	(47,722)	(47,820)	(0.2)%	(94,401)	(96,230)	(1.9)%

Net income	$84,205	$73,331	14.8%	$164,716	$147,932	11.3%

Basic net income per share	$0.50	$0.44	13.6%	$0.98	$0.89	10.1%

Diluted net income per share	$0.49	$0.43	14.0%	$0.95	$0.86	10.5%

Weighted average shares outstanding:
Basic	168,147,069	165,946,009	1.3%	168,112,829	165,391,500	1.6%

Diluted	172,467,688	171,901,349	0.3%	172,614,164	171,626,084	0.6%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:

Other data:
EBITDA (1):
Decision Analytics EBITDA	$99,308	$87,706	13.2%	$192,931	$166,963	15.6%
Risk Assessment EBITDA	86,330	76,099	13.4%	172,408	156,469	10.2%

EBITDA	$185,638	$163,805	13.3%	$365,339	$323,432	13.0%

The following is a reconciliation of net income to EBITDA:
Net income	$84,205	$73,331	14.8%	$164,716	$147,932	11.3%
Depreciation and amortization	34,007	25,277	34.5%	66,428	45,508	46.0%
Interest expense	19,704	17,377	13.4%	39,794	33,762	17.9%
Provision for income taxes	47,722	47,820	(0.2)%	94,401	96,230	(1.9)%

EBITDA	$185,638	$163,805	13.3%	$365,339	$323,432	13.0%

(1)	EBITDA is the financial measure which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 12 of our condensed consolidated financial statements included in this Form 10-Q filing.

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

Consolidated Results of Operations

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Revenues were $824.6 million for the six months ended June 30, 2013 compared to $719.7 million for the six months ended June 30, 2012, an increase of $104.9 million or 14.6%. In 2012, we acquired the following companies, MediConnect, ALP, and Argus, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. MediConnect was noted as a recent acquisition only for the first quarter of 2013 as a full quarter comparable exists as of the second quarter of 2013. These recent acquisitions were within our Decision Analytics segment and provided an increase of $52.4 million in revenues for the six months ended June 30, 2013.

Excluding recent acquisitions, revenues increased $52.5 million or 7.3%, which included an increase in our Decision Analytics segment of $34.8 million or 8.1% and an increase in our Risk Assessment segment of $17.7 million or 6.1%. Revenue growth within Decision Analytics was primarily driven by strong increases in our healthcare revenue category and contributions from our insurance revenue category, offset by a decrease in our financial services revenue category, due to our mortgage services. Revenue growth within Risk Assessment was primarily driven by our industry-standard insurance programs. Refer to the Results of Operations by Segment within this section for further information regarding our revenues.

Cost of Revenues

Cost of revenues was $339.1 million for the six months ended June 30, 2013 compared to $280.4 million for the six months ended June 30, 2012, an increase of $58.7 million or 20.9%. Recent acquisitions accounted for an increase of $28.8 million in costs, which were primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $29.9 million or 10.7%. The increase was primarily due to increases in salaries and employee benefits cost of $20.0 million. Other increases include data costs of $4.2 million, information technology expenses of $3.4 million, travel and travel related costs of $1.1 million and other operating expenses of $1.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SGA, were $120.2 million for the six months ended June 30, 2013 compared to $116.5 million for the six months ended June 30, 2012, an increase of $3.7 million or 3.2%. Excluding costs associated with our recent acquisitions of $3.9 million, which were primarily related to salaries and employee benefits, SGA decreased $0.2 million or 0.2%. The decrease was due to a decrease in salaries and employee benefits of $3.6 million primarily related to a reduction in stock option expense. Our stock option expense decreased as a result of lower accelerated vesting of equity awards granted to employees at age 62. This decrease in costs was partially offset by increases in professional fees of $2.1 million which includes legal costs, and other expenses of $1.3 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $32.0 million for the six months ended June 30, 2013 compared to $24.7 million for the six months ended June 30, 2012, an increase of $7.3 million or 29.5%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth as well as due to recent acquisitions of $1.8 million.

Amortization of Intangible Assets

Amortization of intangible assets was $34.4 million for the six months ended June 30, 2013 compared to $20.8 million for six months ended June 30, 2012, an increase of $13.6 million or 65.6%. The increase was primarily related to amortization of intangible assets associated with recent acquisitions of $13.1 million, partially offset by $0.5 million of amortization of intangible assets primarily associated with prior acquisitions that have been fully amortized.

Investment Income and Realized Gain (Loss) on Available-for-Sale Securities, Net

Investment income and realized gain (loss) on available-for-sale securities, net, was a loss of $0.1 million for the six months ended June 30, 2013 compared to a gain of $0.6 million for the six months ended June 30, 2012, a decrease of $0.7 million.

Interest Expense

Interest expense was $39.8 million for the six months ended June 30, 2013 compared to $33.8 million for the six months ended June 30, 2012, an increase of $6.0 million or 17.9%. This increase is primarily due to the issuance of the 4.125% senior notes in September 2012 with an aggregate principal amount of $350.0 million.

Provision for Income Taxes

The provision for income taxes was $94.4 million for the six months ended June 30, 2013 compared to $96.2 million for the six months ended June 30, 2012, a decrease of $1.8 million or 1.9%. The effective tax rate was 36.4% for the six months ended June 30, 2013 compared to 39.4% for the six months ended June 30, 2012. The effective rate for the six months ended June 30, 2013 was lower than the June 30, 2012 effective tax rate primarily due to the continued execution of tax planning strategies and the benefits of the Research & Development, or R&D, tax credit. The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013, which retroactively extended the R&D tax credit for the years 2012 and 2013 and enabled the Company to recognize the tax benefit of the 2012 credit in the first quarter of 2013.

EBITDA Margin

The EBITDA margin for our consolidated results was 44.3% for the six months ended June 30, 2013 compared to 44.9% for the six months ended June 30, 2012. For the six months ended June 30, 2013, the recent acquisitions mitigated our margin expansion by 0.5%. The decrease in margin is further attributed to our investment initiatives for the development of new solutions.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

Revenues were $421.3 million for the three months ended June 30, 2013 compared to $373.2 million for the three months ended June 30, 2012, an increase of $48.1 million or 12.9%. Recent acquisitions of ALP and Argus accounted for an increase of $19.0 million in revenues for the three months ended June 30, 2013, all of which were included in Decision Analytics. Excluding recent acquisitions, revenues increased $29.1 million or 7.8%, which included an increase in our Decision Analytics segment of $19.0 million and an increase in our Risk Assessment segment of $10.1 million.

Cost of Revenues

Cost of revenues were $174.7 million for the three months ended June 30, 2013 compared to $147.1 million for the three months ended June 30, 2012, an increase of $27.6 million or 18.8%. Excluding recent acquisition cost of $9.6 million, the cost of revenues increased $18.0 million, or 12.3%. The increase is due to a net increase in salaries and employee benefits costs of $11.1 million, which include annual salary increases and medical costs. Other increases include data costs of $4.4 million, information technology expenses of $1.9 million and travel related expenses of $0.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $61.2 million for the three months ended June 30, 2013 compared to $62.5 million for the three months ended June 30, 2012, a decrease of $1.3 million or 2.1%. Excluding the costs associated with our recent acquisitions of $1.2 million, SGA decreased $2.5 million, or 4.0%. The decrease is primarily related to a decrease in salaries and employee benefit costs of $3.5 million, primarily related to a reduction in stock option expense. Our stock option expense decreased as a result of lower accelerated vesting of equity awards granted to employees at age 62. This decrease was partially offset by an increase in professional fees of $0.2 million, and other expenses of $0.8 million, which include information technology expenses and travel related expenses.

Provision for Income Taxes

The provision for income taxes was $47.7 million for the three months ended June 30, 2013 compared to $47.8 million for the three months ended June 30, 2012, a decrease of $0.1 million or 0.2%. The effective tax rate was 36.2% for the three months ended June 30, 2013 compared to 39.5% for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 was lower than the effective tax rate for the three months ended June 30, 2012 primarily due to the continued execution of tax planning strategies.

EBITDA Margin

The EBITDA margin for our consolidated results was 44.1% for the three months ended June 30, 2013 and 43.9% for the three months ended June 30, 2012.

Results of Operations by Segment

Decision Analytics

Revenues

Revenues for our Decision Analytics segment were $517.8 million for the six months ended June 30, 2013 compared to $430.6 million for the six months ended June 30, 2012, an increase of $87.2 million or 20.3%. Recent acquisitions accounted for an increase of $52.4 million in revenues for the six months ended June 30, 2013. Excluding recent acquisitions, our Decision Analytics revenue increased $34.8 million or 8.1%.

Our revenue by category for the periods presented is set forth below:

	Six Months Ended June 30,		Percentage
	2013	2012	Change
	(In thousands)
Insurance	$260,334	$238,546	9.1%
Financial services	94,437	69,574	35.7%
Healthcare	120,136	80,829	48.6%
Specialized markets	42,864	41,620	3.0%

Total Decision Analytics	$517,771	$430,569	20.3%

Our insurance revenue increased $21.8 million or 9.1%, and excluding recent acquisitions (ALP) revenue of $1.2 million within this category, our insurance revenue increased $20.6 million or 8.7%, primarily due to an increase within our underwriting solutions, catastrophe modeling services for existing customers, an increase in insurance fraud revenue, and an increase in loss quantification solutions as a result of new customers.

Our financial services revenue increased $24.9 million or 35.7%, and excluding recent acquisitions (Argus) revenue of $34.5 million within this category, our financial services revenue decreased $9.6 million or 13.9%, reflecting lower volumes within our mortgage forensic solutions.

Our healthcare revenue increased $39.3 million or 48.6%, and excluding the recent acquisitions (MediConnect) for the first quarter revenue of $16.7 million within this category, our healthcare revenue increased $22.6 million or 27.9% primarily due to an increase in transactions within our revenue and quality intelligence solutions and due to an increase in payment accuracy solutions as customer contracts were implemented.

Our specialized markets revenue increased $1.2 million or 3.0% as a result of continued penetration of existing customers within our supply chain services and weather and climate risk solutions.

Revenues for our Decision Analytics segment were $267.0 million for the three months ended June 30, 2013 compared to $229.0 million for the three months ended June 30, 2012, an increase of $38.0 million or 16.6%. Recent acquisitions of ALP and Argus accounted for an increase of $19.0 million in revenues for the three months ended June 30, 2013. Excluding the impact of recent acquisitions, revenue increased $19.0 million or 8.3% for the three months ended June 30, 2013.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,		Percentage Change
	2013	2012
	(In thousands)
Insurance	$133,785	$122,210	9.5%
Financial services	50,529	35,299	43.1%
Healthcare	61,087	50,381	21.3%
Specialized markets	21,660	21,147	2.4%

Total Decision Analytics	$267,061	$229,037	16.6%

Our insurance revenue increased $11.6 million or 9.5%, and excluding recent acquisitions (ALP) revenue of $0.6 million within this category, our insurance revenue increased $11.0 million or 8.9%, primarily due to an increase within our underwriting solutions, catastrophe modeling services for existing customers, an increase in insurance fraud revenue, and an increase in loss quantification solutions as a result of new customers.

Our financial services revenue increased $15.2 million or 43.1%, and excluding recent acquisitions (Argus) revenue of $18.4 million within this category, our financial services revenue decreased $3.2 million or 8.9%, reflecting lower volumes within our mortgage forensic solutions.

Our healthcare revenue increased $10.7 million or 21.3% primarily due to an increase in transactions within our revenue and quality intelligence solutions and due to an increase in payment accuracy solutions as customer contracts were implemented.

Our specialized markets revenue increased $0.5 million or 2.4% as a result of continued penetration of existing customers within our supply chain services and weather and climate risk solutions.

Cost of Revenues

Cost of revenues for our Decision Analytics segment were $243.8 million for the six months ended June 30, 2013 compared to $189.7 million for the six months ended June 30, 2012, an increase of $54.1 million or 28.6%. Excluding the impact of recent acquisitions of $28.8 million, our cost of revenues increased by $25.3 million or 13.4%. This increase is primarily due to a net increase in salary and employee benefits of $17.1 million. Other increases include data costs of $4.1 million, information technology expenses of $2.6 million, travel and travel related costs of $0.3 million and other operating expenses of $1.2 million.

Cost of revenues for our Decision Analytics segment were $126.2 million for the three months ended June 30, 2013 compared to $101.8 million for the three months ended June 30, 2012, an increase of $24.4 million or 24.0%. The increase was primarily due to costs related to recent acquisitions of $9.6 million, and a net increase in salaries and employee benefits costs of $8.5 million. Other increases include an increase of data costs of $4.2 million, information technology expenses of $1.5 million, travel related expenses of $0.1, and other operating expenses of $0.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Decision Analytics segment were $81.0 million for the six months ended June 30, 2013 compared to $74.0 million for the six months ended June 30, 2012, an increase of $7.0 million or 9.6%. Excluding the impact of recent acquisitions of $3.9 million, SGA increased $3.1 million or 4.2%. The increase was primarily due to an increase in salaries and employee benefits of $1.0 million. Other increases included professional fees of $1.1 million and other expenses of $1.0 million.

Selling, general and administrative expenses for our Decision Analytics segment were $41.6 million for the three months ended June 30, 2013 compared to $39.6 million for the three months ended June 30, 2012, an increase of $2.0 million or 5.0%. Excluding the impact of recent acquisitions of $1.2 million, SGA increased $0.8 million or 2.1%. The increase was due to an increase in salaries and employee benefits of $0.2 million, which include salary increases, medical costs, commissions, and equity compensation and other general expenses of $0.6 million.

EBITDA Margin

The EBITDA margin for our Decision Analytics segment was 37.3% for the six months ended June 30, 2013 compared to 38.8% for the six months ended June 30, 2012. For the six months ended June 30, 2013, recent acquisitions mitigated our margin expansion by 0.1%.

Risk Assessment

Revenues

Revenues for our Risk Assessment segment were $306.8 million for the six months ended June 30, 2013 as compared to $289.1 million for the six months ended June 30, 2012, an increase of $17.7 million or 6.1%. Revenues were $154.3 million for the three months ended June 30, 2013 as compared to $144.2 million for the three months ended June 30, 2012, an increase of $10.1 million or 7.0%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs’ solutions as well as selling expanded solutions to existing customers.

Our revenue by category for the periods presented is set forth below:

	For Three Months Ended June 30,		Percentage Change	For Six Months Ended June 30,		Percentage Change
	2013	2012		2013	2012
	(In thousands)			(In thousands)
Industry-standard insurance programs	$117,289	$111,730	5.0%	$233,739	$224,142	4.3%
Property-specific rating and underwriting information	36,970	32,459	13.9%	73,133	65,016	12.5%

Total Risk Assessment	$154,259	$144,189	7.0%	$306,872	$289,158	6.1%

Cost of Revenues

Cost of revenues for our Risk Assessment segment was $95.3 million for the six months ended June 30, 2013 compared to $90.7 million for the six months ended June 30, 2012, an increase of $4.6 million or 5.0%. The increase was primarily due to an increase in salaries and employee benefits costs of $2.9 million. Other increases were related to information technology expenses of $0.8 million, travel and travel related costs of $0.8 million, and data costs of $0.1 million.

Cost of revenues for our Risk Assessment segment was $48.5 million for the three months ended June 30, 2013 compared to $45.3 million for the three months ended June 30, 2012, an increase $3.2 million or 7.0%. The increase was primarily due to an increase in salaries and employee benefits costs of $2.6 million. Other increases include information technology expenses of $0.4 million, data costs of $0.2 million, and travel related expenses of $0.5 million. These increases were partially offset by a decrease in other general expenses of $0.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Risk Assessment segment were $39.2 million for the six months ended June 30, 2013 and $42.5 million for six month ended June 30, 2012, a decrease of $3.3 or 7.9%. There was a net decrease in salaries and employee benefits of $4.6 million which was primarily related to a reduction in stock option expense. Our stock option expense decreased as a result of lower accelerated vesting of equity awards granted to employees at age 62. This decrease was partially offset by an increase in professional fees of $1.0 million and other general expenses of $0.3 million.

Selling, general and administrative expenses for our Risk Assessment segment were $19.6 million for the three months ended June 30, 2013 compared to $22.9 million for the three months ended June 30, 2012, a decrease of $3.3 million or 14.4%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $3.7 million. This decrease was partially offset by an increase in professional fees of $0.2 million and other general expenses $0.2 million.

EBITDA Margin

EBITDA margin for our Risk Assessment segment was 56.2% for the six months ended June 30, 2013 compared to 54.1% for the six months ended June 30, 2012. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies.

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents and available-for-sale securities of $176.8 million and $94.7 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $850.0 million syndicated revolving credit facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.

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

Our capital expenditures, which include noncash purchases of fixed assets and capital lease obligations, as a percentage of revenues for the six months ended June 30, 2013 and 2012, were 7.8% and 5.3%, respectively. The increase in capital expenditures is primarily due to our investment initiatives for development of new solutions. The expected capital expenditures for the year ending December 31, 2013, of $115.0 million, are consistent with the amounts previously disclosed as of December 31, 2012, which we expect to primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.”

We historically used a portion of our cash for repurchases of our common stock from our stockholders. During the six months ended June 30, 2013 and 2012, we repurchased $137.6 million and $107.0 million of our common stock, respectively.

In prior years, we provided pension and postretirement benefits to certain qualifying active employees and retirees. On February 29, 2012, we instituted a hard freeze, which eliminated all future compensation and service credits, to all participants in the pension plans. Under the postretirement plan, we provided certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. The expected contributions to the pension and postretirement plans for the year ending December 31, 2013 are consistent with the amounts previously disclosed as of December 31, 2012. See Note 11 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information.

Financing and Financing Capacity

We had total debt, excluding capital lease and other obligations, of $1,399.8 million and $1,454.4 million at June 30, 2013 and December 31, 2012, respectively. The debt at June 30, 2013 was issued under our long-term private placement loan facilities and senior notes issued in 2012 and 2011 to finance our stock repurchases and acquisitions.

Our $850.0 million syndicated revolving credit facility (“credit facility”) is due October 2017 and is a committed facility. We have financed and expect to finance our short-term working capital needs, stock repurchases and acquisitions through cash from operations and borrowings from our credit facility. As of June 30, 2013, we had no outstanding borrowings under the credit facility. During the six months ended June 30, 2013, we repaid $10 million of borrowings that were outstanding under the credit facility as of December 31, 2012. We did not make any additional borrowings during the six months ended June 30, 2013. As of June 30, 2013, we had $850.0 million of borrowing capacity available under our credit facility.

The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.50 to 1.0. We were in compliance with all debt covenants under the credit facility as of June 30, 2013.

We have a long-term private placement loan facility under an uncommitted master shelf agreement with Prudential Capital Group, or Prudential, with available capacity of $205.0 million. We can borrow under the Prudential Master Shelf Agreement until August 30, 2013. We also had an uncommitted master shelf agreement with New York Life that expired on March 16, 2013. We did not extend this agreement. During the six months ended June 30, 2013, we repaid $45.0 million of our outstanding long-term private placement loan facilities debt that matured in April 2013 with cash from operations.

The notes outstanding under the long-term private placement loan facilities mature over the next three years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.25% for the six months ended June 30, 2013. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. Our shelf agreements also contain financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of June 30, 2013.

As of June 30, 2013, we had senior notes with aggregate principal amount of $1,050.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our credit facility, or any amendment, refinancing or replacement thereof. The indenture governing the senior notes restricts our ability and our subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

Cash Flow

The following table summarizes our cash flow data for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,		Percentage Change
	2013	2012
	(In thousands)
Net cash provided by operating activities	$246,691	$187,435	31.6%
Net cash used in investing activities	$(62,998)	$(387,037)	(83.7)%
Net cash (used in)/provided by financing activities	$(100,244)	$105,331	(195.2)%

Operating Activities

Net cash provided by operating activities increased to $246.7 million for the six months ended June 30, 2013 compared to $187.4 million for the six months ended June 30, 2012. The increase in operating activities was primarily due to an increase in cash collections from customers, partially offset by an increase in operating expense and interest payments related to our bond offerings. In the second quarter of 2012, we pre-funded $72.0 million to our pension plan. This prefunding was offset by the tax benefit associated with those deductible contributions and the deferral of our fourth quarter 2012 tax payment to 2013 as a result of a temporary federal tax relief program related to Hurricane Sandy. This payment would have typically been paid in the fourth quarter, but due to this relief, the payment was made in the first quarter of 2013.

Investing Activities

Net cash used in investing activities was $63.0 million for the six months ended June 30, 2013 compared to $387.0 million for the six months ended June 30, 2012. The decrease in net cash used in investing activities was primarily due to the fact that we had acquired MediConnect in the first quarter of 2012 for $348.3 million versus minor acquisition activity in 2013.

Financing Activities

Net cash (used in) provided by financing activities was $(100.2) million for the six months ended June 30, 2013 and $105.3 million for the six months ended June 30, 2012. Net cash used in financing activities for the six months ended June 30, 2013 was primarily related the repurchase of common stock of $135.6 million, partially offset by proceeds from stock option exercises of $30.5 million. Net cash provided by financing activities for the six months ended June 30, 2012, was primarily related to an increase in total net debt of $150.0 million, stock option exercises and the related tax benefit associated with these exercises of $65.1 million, partially offset by stock repurchases of $106.3 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 26, 2013, except as noted below.

On April 20, 2013, the employee stock ownership plan, or ESOP, refinanced its intercompany loan, thereby extending the allocation of the remaining unreleased shares through 2016. As part of this new loan agreement, we were required to contribute an additional $9.0 million of cash or shares, plus interest, to the ESOP by 2016. Earlier contribution is at our discretion (See Note 10 in our condensed consolidated financial statements included in this quarterly report on Form 10-Q). We expect our contractual obligations payments for the Other long-term liabilities to change to the following amounts: 2-3 years $0.3 million; 4-5 years $18.8 million.

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

Market risks at June 30, 2013 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 26, 2013.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 14 to our condensed consolidated financial statements for the six months ended June 30, 2013 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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

Issuer Purchases of Equity Securities

Our board of directors has authorized a share repurchase program, or Repurchase Program, of up to $1,200.00 million, including the additional authorization of $300.0 million announced on June 20, 2013. As of June 30, 2013, $306.6 million of available authorization remained. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Our shares repurchased for the quarter ended June 30, 2013 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2013 through April 30, 2013	648,991	$60.09	648,991	$83,658
May 1, 2013 through May 31, 2013	642,500	$60.33	642,500	$44,894
June 1, 2013 through June 30, 2013	652,839	$58.72	652,839	$306,557

	1,944,330		1,944,330

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: July 30, 2013	By:	/s/ Mark V. Anquillare
Mark V. Anquillare
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*	Filed herewith.