Form 10-Q
period 2013-09-30
Verisk Analytics, Inc.
filed 2013-11-05
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 001-34480
___________________________________
VERISK ANALYTICS, INC.
(Exact name of registrant as specified in its charter)
 ___________________________________

Delaware	26-2994223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 Washington Boulevard Jersey City, NJ	07310-1686
(Address of principal executive offices)	(Zip Code)
(201) 469-2000
(Registrant’s telephone number, including area code)
 ___________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2013, there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	168,231,917

Verisk Analytics, Inc.
Index to Form 10-Q

Item 1. Financial Statements

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012

	2013	2012
	(unaudited)
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$180,203	$89,819
Available-for-sale securities	4,514	4,883
Accounts receivable, net of allowance for doubtful accounts of $5,389 and $4,753, respectively	167,767	178,430
Prepaid expenses	25,986	21,946
Deferred income taxes, net	11,960	10,397
Income taxes receivable	42,191	45,975
Other current assets	28,709	39,109
Total current assets	461,330	390,559
Noncurrent assets:
Fixed assets, net	219,116	154,084
Intangible assets, net	471,139	520,935
Goodwill	1,250,888	1,247,459
Other assets	27,399	47,299
Total assets	$2,429,872	$2,360,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$171,285	$187,648
Short-term debt and current portion of long-term debt	39,459	195,263
Pension and postretirement benefits, current	1,734	1,734
Fees received in advance	244,160	200,705
Total current liabilities	456,638	585,350
Noncurrent liabilities:
Long-term debt	1,271,170	1,266,162
Pension benefits	28,534	38,655
Postretirement benefits	1,922	2,627
Deferred income taxes, net	143,432	133,761
Other liabilities	45,174	78,190
Total liabilities	1,946,870	2,104,745
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 168,220,591 and 167,727,073 outstanding, respectively	137	137
Unearned KSOP contributions	(371)	(483)
Additional paid-in capital	1,156,175	1,044,746
Treasury stock, at cost, 375,782,447 and 376,275,965 shares, respectively	(1,753,231)	(1,605,376)
Retained earnings	1,166,884	905,727
Accumulated other comprehensive losses	(86,592)	(89,160)
Total stockholders’ equity	483,002	255,591
Total liabilities and stockholders’ equity	$2,429,872	$2,360,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except for share and per share data)
Revenues	$438,597	$398,863	$1,263,240	$1,118,590
Expenses:
Cost of revenues (exclusive of items shown separately below)	176,580	156,749	515,692	437,153
Selling, general and administrative	59,330	58,707	179,510	175,159
Depreciation and amortization of fixed assets	17,704	12,714	49,729	37,448
Amortization of intangible assets	15,393	15,442	49,796	36,216
Total expenses	269,007	243,612	794,727	685,976
Operating income	169,590	155,251	468,513	432,614
Other income (expense):
Interest expense	(18,692)	(18,133)	(58,486)	(51,895)
Investment income	227	136	315	397
Realized gain (loss) on available-for-sale securities, net	1	(638)	(99)	(338)
Total other expense, net	(18,464)	(18,635)	(58,270)	(51,836)
Income before income taxes	151,126	136,616	410,243	380,778
Provision for income taxes	(54,685)	(53,705)	(149,086)	(149,935)
Net income	$96,441	$82,911	$261,157	$230,843
Basic net income per share	$0.57	$0.50	$1.55	$1.39
Diluted net income per share	$0.56	$0.48	$1.51	$1.34
Weighted average shares outstanding:
Basic	168,044,100	165,978,080	168,089,919	165,587,027
Diluted	172,154,553	171,660,543	172,460,960	171,637,571
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$96,441	$82,911	$261,157	$230,843
Other comprehensive income, net of tax:
Unrealized foreign currency gain (loss)	275	4	(406)	(130)
Unrealized holding gain (loss) on available-for-sale securities	139	96	(175)	(217)
Pension and postretirement unfunded liability adjustment	1,332	401	3,149	1,781
Total other comprehensive income	1,746	501	2,568	1,434
Comprehensive income	$98,187	$83,412	$263,725	$232,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For The Year Ended December 31, 2012 and The Nine Months Ended September 30, 2013

	Class A Common Stock	Par Value	Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity (Deficit)
	(In thousands, except for share data)
Balance, December 31, 2011	544,003,038	$137	$(691)	$874,808	$(1,471,042)	$576,585	$(78,287)	$(98,490)
Net income	—	—	—	—	—	329,142	—	329,142
Other comprehensive loss	—	—	—	—	—	—	(10,873)	(10,873)
Treasury stock acquired (3,491,591 shares)	—	—	—	—	(162,586)	—	—	(162,586)
KSOP shares earned	—	—	208	12,903	—	—	—	13,111
Stock options exercised, including tax benefit of $88,185 (6,880,678 shares reissued from treasury stock)	—	—	—	131,824	28,039	—	—	159,863
Restricted stock lapsed, including tax benefit of $202 (41,908 shares reissued from treasury stock)	—	—	—	34	167	—	—	201
Employee stock purchase plan (6,074 shares reissued from treasury stock)	—	—	—	268	26	—	—	294
Stock based compensation	—	—	—	24,696	—	—	—	24,696
Other stock issuances (4,777 shares reissued from treasury stock)	—	—	—	213	20	—	—	233
Balance, December 31, 2012	544,003,038	137	(483)	1,044,746	(1,605,376)	905,727	(89,160)	255,591
Net income	—	—	—	—	—	261,157	—	261,157
Other comprehensive income	—	—	—	—	—	—	2,568	2,568
Treasury stock acquired (2,707,562 shares)	—	—	—	—	(162,081)	—	—	(162,081)
KSOP shares earned	—	—	112	11,062	—	—	—	11,174
Stock options exercised, including tax benefit of $43,825 (3,028,040 shares reissued from treasury stock)	—	—	—	81,684	13,467	—	—	95,151
Restricted stock lapsed, including tax benefit of $974 (143,367 shares reissued from treasury stock)	—	—	—	350	624	—	—	974
Employee stock purchase plan (21,564 shares reissued from treasury stock)	—	—	—	1,170	98	—	—	1,268
Stock based compensation	—	—	—	16,745	—	—	—	16,745
Other stock issuances (8,109 shares reissued from treasury stock)	—	—	—	418	37	—	—	455
Balance, September 30, 2013	544,003,038	$137	$(371)	$1,156,175	$(1,753,231)	$1,166,884	$(86,592)	$483,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Nine Months Ended September 30, 2013 and 2012

	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$261,157	$230,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	49,729	37,448
Amortization of intangible assets	49,796	36,216
Amortization of debt issuance costs and original issue discount	2,048	1,649
Allowance for doubtful accounts	1,188	576
KSOP compensation expense	11,174	9,481
Stock based compensation	16,745	19,303
Realized loss on available-for-sale securities, net	99	338
Deferred income taxes	5,888	(526)
Loss on disposal of fixed assets	476	88
Excess tax benefits from exercised stock options	(81,689)	(55,056)
Other operating activities, net	448	215
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,475	(3,026)
Prepaid expenses and other assets	(4,727)	7,126
Income taxes	48,554	99,508
Accounts payable and accrued liabilities	12,267	3,168
Fees received in advance	43,372	39,588
Pension and postretirement benefits	(6,532)	(97,809)
Other liabilities	(33,016)	(8,133)
Net cash provided by operating activities	386,452	320,997
Cash flows from investing activities:
Acquisitions, net of cash acquired of $0 and $36,113, respectively	(983)	(743,091)
Purchase of non-controlling interest in non-public companies	—	(2,000)
Earnout payments	—	(250)
Proceeds from release of acquisition related escrows	280	—
Escrow funding associated with acquisitions	—	(37,800)
Purchases of fixed assets	(107,915)	(55,724)
Purchases of available-for-sale securities	(5,003)	(1,317)
Proceeds from sales and maturities of available-for-sale securities	5,825	1,478
Other investing activities, net	439	—
Net cash used in investing activities	(107,357)	(838,704)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	—	347,224
Repayment of current portion of long-term debt	(145,000)	—
Repayment of short-term debt refinanced on a long-term basis	—	(347,224)
(Repayment) proceeds of short-term debt, net	(10,000)	462,224
Payment of debt issuance costs	—	(3,623)
Excess tax benefits from exercised stock options	81,689	55,056
Repurchase of common stock	(160,970)	(128,073)
Proceeds from stock options exercised	51,326	43,571
Other financing activities, net	(5,350)	(5,151)
Net cash (used in) provided by financing activities	(188,305)	424,004
Effect of exchange rate changes	(406)	(130)
Increase (decrease) in cash and cash equivalents	90,384	(93,833)
Cash and cash equivalents, beginning of period	89,819	191,603
Cash and cash equivalents, end of period	$180,203	$97,770
Supplemental disclosures:
Taxes paid	$102,203	$51,017
Interest paid	$58,018	$41,431
Noncash investing and financing activities:
Repurchase of common stock included in accounts payable and accrued liabilities	$2,622	$953
Deferred tax liability established on date of acquisition	$(1,187)	$(78,832)
Capital lease obligations	$9,014	$3,544
Capital expenditures included in accounts payable and accrued liabilities	$2,890	$998
Increase in goodwill due to acquisition related escrow distributions	$—	$4,128
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
The condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2013 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
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
In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU No. 2013-04”). Under ASU No. 2013-04, an entity is required to measure and disclose the amounts and nature of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU No. 2013-04 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company has elected not to early adopt this standard. The adoption of ASU 2013-04 will not have a material impact on the Company’s condensed consolidated financial statements as the long-term debt resulting from joint and several liability arrangements has been measured on a gross basis and disclosed in Note 8. Other obligations resulting from joint and several liability arrangements, such as contingencies, retirement benefits and income taxes, are excluded from the scope of this ASU.
In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU No. 2013-05”). Under ASU No. 2013-05, an entity is required to release any related cumulative translation adjustment into net income upon cessation to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company has elected not to early adopt this standard. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”).  Under ASU No. 2013-11, an unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with the exception that these unrecognized tax benefits are not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law.  An additional exception applies when the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets.  ASU No. 2013-11 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The Company has elected not to early adopt this standard. The Company is currently assessing the potential impact of ASU No. 2013-11 on its financial statements.
3. Investments:
Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2013
Registered investment companies	$4,748	$—	$(234)	$4,514
December 31, 2012
Registered investment companies	$4,830	$53	$—	$4,883
In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with Accounting Standards Codification (“ASC”) 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At September 30, 2013 and December 31, 2012, the carrying value of such securities was $3,737 and $5,015, respectively, and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.

4. Fair Value Measurements:
Certain assets and liabilities of the Company are reported at fair value on a recurring basis in the accompanying condensed consolidated balance sheets. Such assets and liabilities include amounts for both financial and non-financial instruments. To increase consistency and comparability of assets and liabilities recorded at fair value, ASC 820-10, Fair Value Measurements (“ASC 820-10”), established a three-level fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. ASC 820-10 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. In accordance with ASC 820-10, the Company applied the following fair value hierarchy:

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

The following table provides information for assets reported at fair value as of September 30, 2013 and December 31, 2012. The fair values of cash and cash equivalents (other than money-market funds, which are recorded on a reported net asset value basis disclosed below), accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 30, 2013
Cash equivalents - money-market funds	$547	$—	$547
Registered investment companies (1)	$4,514	$4,514	$—
December 31, 2012
Cash equivalents - money-market funds	$760	$—	$760
Registered investment companies (1)	$4,883	$4,883	$—
______________________

(1)	Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The fair value of the long-term debt would be a Level 2 liability if the long-term debt was measured at fair value on the condensed consolidated balance sheets. The following table summarizes the carrying value and estimated fair value of the long-term debt as of September 30, 2013 and December 31, 2012 respectively:

	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt excluding capitalized leases	$1,299,949	$1,387,337	$1,454,409	$1,575,950

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
The preliminary allocations of the purchase prices for IRMS as disclosed as of December 31, 2012 is subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have an impact on the condensed consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date.
Supplemental information on an unaudited pro forma basis is presented below as if the acquisitions of MediConnect and Argus occurred at the beginning of the year 2012. The pro forma information for the nine months ended September 30, 2012 presented below is based on estimates and assumptions, which the Company believes are reasonable and not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had these acquisitions been completed at the beginning of 2012. The unaudited pro forma information includes intangible asset amortization charges and incremental borrowing costs as a result of the acquisitions, net of related tax, estimated using the Company’s effective tax rate for continuing operations for the nine months ended September 30:

2012
(unaudited)
Pro forma revenues	$1,173,420
Pro forma net income	$222,840
Pro forma basic income per share	$1.35
Pro forma diluted income per share	$1.30

Acquisition Escrows
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payments. At September 30, 2013 and December 31, 2012, the current portion of the escrows amounted to $22,985 and $29,277, and the noncurrent portion of the escrow amounted to $5,000 and $26,803, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets, respectively.

6. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2012 through September 30, 2013, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2012 (1)	$55,555	$1,191,904	$1,247,459
Current year acquisition	—	705	705
Purchase accounting reclassifications	—	2,724	2,724
Goodwill at September 30, 2013 (1)	$55,555	$1,195,333	$1,250,888
______________________

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to December 31, 2012.
The Company finalized the purchase accounting for the acquisitions of MediConnect, ALP and Argus during the nine months ended September 30, 2013. The impact of the finalization of the purchase accounting for these acquisitions was not material to the condensed consolidated statements of operations for the three and nine months ended September 30, 2013.
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

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
September 30, 2013
Technology-based	8 years	$313,590	$(195,481)	$118,109
Marketing-related	5 years	79,101	(49,514)	29,587
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	413,043	(89,600)	323,443
Total intangible assets		$812,289	$(341,150)	$471,139
December 31, 2012
Technology-based	8 years	$313,590	$(177,929)	$135,661
Marketing-related	5 years	79,101	(41,079)	38,022
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	413,043	(65,791)	347,252
Total intangible assets		$812,289	$(291,354)	$520,935
Amortization expense related to intangible assets for the three months ended September 30, 2013 and 2012 was $15,393 and $15,442, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2013 and 2012 was $49,796 and $36,216, respectively. Estimated amortization expense in future periods through 2018 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2013	$14,510
2014	57,168
2015	51,252
2016	49,421
2017	48,518
2018 and Thereafter	250,270
$471,139
7. Income Taxes:
The Company’s effective tax rate for the three and nine months ended September 30, 2013 was 36.19%, and 36.34%, respectively, compared to the effective tax rate for the three and nine months ended September 30, 2012 of 39.31% and 39.38%, respectively. The effective tax rate for the three and nine months ended September 30, 2013 is lower than the September 30, 2012 effective tax rate primarily due to the continued execution of tax planning strategies and favorable settlements and resolution of uncertain tax positions. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and nondeductible share appreciation from the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”).

8. Debt:
The following table presents short-term and long-term debt by issuance as of September 30, 2013 and December 31, 2012:

	Issuance Date	Maturity Date	2013	2012
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$—	$10,000
Aviva Investors senior notes:
6.46% Series A senior notes	4/27/2009	4/27/2013	—	30,000
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2013	17,500	17,500
Principal senior notes:
6.16% Series B senior notes	8/8/2006	8/8/2013	—	25,000
Prudential senior notes:
6.13% Series G senior notes	8/8/2006	8/8/2013	—	75,000
5.84% Series H senior notes	10/26/2007	10/26/2013	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2013	—	15,000
Capital lease obligations	Various	Various	4,459	5,263
Short-term debt and current portion of long-term debt			39,459	195,263
Long-term debt:
Verisk senior notes:
5.800% senior notes, less unamortized discount of $784 and $862, respectively	4/6/2011	5/1/2021	449,216	449,138
4.875% senior notes, less unamortized discount of $1,783 and $2,037, respectively	12/8/2011	1/15/2019	248,217	247,963
4.125% senior notes, less unamortized discount of $2,484 and $2,692, respectively	9/12/2012	9/12/2022	347,516	347,308
New York Life senior notes:
5.87% Series A senior notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B senior notes	4/29/2008	4/29/2015	50,000	50,000
Prudential senior notes:
5.84% Series H senior notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I senior notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J senior notes	6/15/2009	6/15/2016	50,000	50,000
Capital lease obligations	Various	Various	6,221	1,753
Long-term debt			1,271,170	1,266,162
Total debt			$1,310,629	$1,461,425
As of September 30, 2013, the Company had an $850,000 committed senior unsecured Syndicated Revolving Credit Facility (the “Credit Facility”) with Bank of America N.A., JPMorgan Chase Bank N.A., and a syndicate of banks. Borrowings may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the “Repurchase Program”). As of September 30, 2013 and December 31, 2012, the Company had $0 and $10,000, respectively, outstanding under the Credit Facility.
In October 2013, the Company amended its Credit Facility to increase the borrowing capacity from $850,000 to $975,000 and extend the maturity date from October 24, 2017 to October 24, 2018.  The Company amortizes all one-time fees and third party costs associated with the execution and amendment of this Credit Facility through the maturity date.

9. Stockholders’ Equity:
The Company has 1,200,000,000 shares of authorized Class A common stock. The common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the board of directors.

Share Repurchase Program
The Company has authorized repurchases up to $1,200,000 of its common stock through its Repurchase Program, including the additional $300,000 authorized by the board of directors in June 2013. As of September 30, 2013, the Company had $282,111 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.
During the nine months ended September 30, 2013, the Company repurchased 2,707,562 shares of common stock as part of this program at a weighted average price of $59.86 per share. The Company utilized cash from operations to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $2,622 in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheets for those purchases that have not settled as of September 30, 2013.
Treasury Stock
As of September 30, 2013, the Company’s treasury stock consisted of 375,782,447 shares of common stock. During the nine months ended September 30, 2013, the Company reissued 3,201,080 shares of common stock from the treasury shares at a weighted average price of $4.44 per share.
Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including stock options, nonvested restricted stock, and nonvested deferred stock units, had been issued.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator used in basic and diluted EPS:
Net income	$96,441	$82,911	$261,157	$230,843
Denominator:
Weighted average number of common shares used in basic EPS	168,044,100	165,978,080	168,089,919	165,587,027
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	4,110,453	5,682,463	4,371,041	6,050,544
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	172,154,553	171,660,543	172,460,960	171,637,571
Basic net income per share	$0.57	$0.50	$1.55	$1.39
Diluted net income per share	$0.56	$0.48	$1.51	$1.34
The potential shares of common stock that were excluded from diluted EPS were 844,413 and 932,045 for the nine months ended September 30, 2013 and 2012, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of September 30, 2013 and December 31, 2012:

	2013	2012
Unrealized foreign currency losses	$(1,366)	$(960)
Unrealized (losses) gains on available-for-sale securities, net of tax	(103)	72
Pension and postretirement unfunded liability adjustment, net of tax	(85,123)	(88,272)
Accumulated other comprehensive losses	$(86,592)	$(89,160)
The before tax and after tax amounts of other comprehensive income for the nine months ended September 30, 2013 and 2012 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
September 30, 2013
Unrealized foreign currency loss	$(406)	$—	$(406)
Unrealized loss on available-for-sale securities before reclassifications	(1,027)	397	(630)
Amount reclassified from accumulated other comprehensive losses (1)	740	(285)	455
Unrealized loss on available-for-sale securities	(287)	112	(175)
Pension and postretirement unfunded liability adjustment before reclassifications	8,588	(2,799)	5,789
Amortization of prior service credit reclassified from accumulated other comprehensive losses (2)	109	(42)	67
Amortization of net actuarial loss reclassified from accumulated other comprehensive losses (2)	(4,403)	1,696	(2,707)
Pension and postretirement unfunded liability adjustment	4,294	(1,145)	3,149
Total other comprehensive income	$3,601	$(1,033)	$2,568
September 30, 2012
Unrealized foreign currency loss	$(130)	$—	$(130)
Unrealized loss on available-for-sale securities before reclassifications	(691)	264	(427)
Amount reclassified from accumulated other comprehensive losses (1)	340	(130)	210
Unrealized loss on available-for-sale securities	(351)	134	(217)
Pension and postretirement unfunded liability adjustment before reclassifications	6,299	(2,570)	3,729
Amortization of prior service credit reclassified from accumulated other comprehensive losses (2)	246	(94)	152
Amortization of net actuarial loss reclassified from accumulated other comprehensive losses (2)	(3,396)	1,296	(2,100)
Pension and postretirement unfunded liability adjustment	3,149	(1,368)	1,781
Total other comprehensive income	$2,668	$(1,234)	$1,434
______________________

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

10. Equity Compensation Plans:
All of the Company’s outstanding equity awards, including stock options and restricted stock, are covered under the 2013 Incentive Plan, 2009 Incentive Plan or 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards (including cash), and (vi) other share based awards. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. On May 15, 2013, the Company’s shareholders approved the 2013 Incentive Plan effective March 15, 2013. There are 15,700,000 shares of common stock available for issuance under the 2013 Incentive Plan. Shares subject to awards granted subsequent to March 15, 2013, whether under the 2013 Incentive Plan or the 2009 Incentive Plan, with certain exceptions, will reduce the number of shares available for issuance under the 2013 Incentive Plan. As of September 30, 2013, there were 14,306,681 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the nine months ended September 30, 2013 and 2012 was $51,326 and $43,571, respectively.
On April 1, 2013, the Company granted 804,726 nonqualified stock options and 208,881 shares of restricted stock to key employees, as well as 20,445 deferred stock units to the directors of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. The restricted stock is valued at the closing price of the Company’s common stock on the grant date and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the vesting period. The restricted stock is not assignable or transferable until it becomes vested. The deferred stock units are valued at the closing price of the Company’s common stock on the grant date, have a one-year vesting period, and will be distributed to the directors upon retirement or other separation from the board of directors.
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
The fair value of the stock options granted during the nine months ended September 30, 2013 and 2012 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2013	2012
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	29.27%	32.25%
Risk-free interest rate	0.70%	0.90%
Expected term in years	4.5	4.6
Dividend yield	0.00%	0.00%
Weighted average grant date fair value per stock option	$15.58	$13.59
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

A summary of the stock options outstanding as of December 31, 2012 and September 30, 2013 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	12,573,298	$22.21	$361,653
Granted	888,038	$61.10
Exercised	(3,028,040)	$16.95	$128,897
Cancelled or expired	(108,806)	$41.79
Outstanding at September 30, 2013	10,324,490	$26.89	$393,086
Options exercisable at September 30, 2013	7,812,250	$21.84	$336,868
Options exercisable at December 31, 2012	8,796,996	$18.37	$286,806
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date. In accordance with ASC 718, Stock Compensation, excess tax benefit from exercised stock options is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the nine months ended September 30, 2013 and 2012, the Company recorded excess tax benefit from stock options exercised of $44,799 and $63,461, respectively. The Company realized $81,689 and $55,056 of tax benefit within the Company’s quarterly tax payments through September 30, 2013 and 2012, respectively.
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
A summary of the status of the restricted stock awarded as of December 31, 2012 and September 30, 2013 and changes during the interim period is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	331,013	$42.78
Granted	209,292	$61.14
Vested	(133,146)	$42.04
Forfeited	(17,809)	$52.77
Outstanding at September 30, 2013	389,350	$52.45
As of September 30, 2013, there was $45,394 of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.66 years. As of September 30, 2013, there were 2,512,240 and 389,350 nonvested stock options and restricted stock, respectively, of which 2,070,908 and 312,823 are expected to vest. The total grant date fair value of options vested during the nine months ended September 30, 2013 and 2012 was $13,177 and $15,559, respectively. The total grant date fair value of restricted stock vested during the nine months ended September 30, 2013 and 2012 was $5,063 and $2,227, respectively.
The Company’s employee stock purchase plan (“ESPP”) commenced on October 1, 2012 and offers eligible employees the opportunity to authorize payroll deductions of up to 20.00% of their regular base salary and up to 50.00% of their short-term incentive compensation, both of which in total may not exceed $25 in any calendar year, to purchase shares of the Company’s common stock at a 5.00% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.00% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the nine months ended September 30, 2013, the Company issued 21,564 shares of common stock at a weighted discounted price of $58.79.
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
The Company also provides healthcare and life insurance benefits to certain qualifying active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage.
The components of net periodic (benefit) cost for the three and nine months ended September 30, are summarized below:

	Pension Plan and SERP		Postretirement Plan
	Three Months Ended September 30,
	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	4,462	4,903	156	175
Expected return on plan assets	(7,620)	(7,277)	(264)	(120)
Amortization of prior service credit	—	—	(35)	(38)
Amortization of net actuarial loss	1,276	632	276	138
Net periodic (benefit) cost	$(1,882)	$(1,742)	$133	$155
Employer contributions	$445	$104	$238	$5,913

	Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$—	$282	$—	$—
Interest cost	13,385	14,940	456	525
Expected return on plan assets	(22,860)	(21,624)	(689)	(240)
Curtailment gain	—	(779)	—	—
Amortization of prior service credit	—	(133)	(109)	(113)
Amortization of net actuarial loss	3,828	2,983	575	413
Net periodic (benefit) cost	$(5,647)	$(4,331)	$233	$585
Employer contributions	$646	$79,459	$473	$15,565
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
Risk Assessment: The Company is the leading provider of statistical, actuarial and underwriting data for the U.S. P&C insurance industry. The Company’s databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants and fire suppression capabilities of municipalities. The Company uses this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies. Effective December 31, 2012, the Company combined the statistical agency and data services and actuarial services into industry-standard insurance programs within the Risk Assessment segment. There have been no changes in reportable segments in accordance with ASC 280-10.
The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1.00% or more of the Company’s consolidated revenue for the three and nine months ended September 30, 2013 or 2012. No individual country outside of the U.S. accounted for 1.00% or more of total consolidated long-term assets as of September 30, 2013 or December 31, 2012.

The following table provides the Company’s revenue and operating income by reportable segment for the three and nine months ended September 30, 2013 and 2012, as well as reconciliations to income before income taxes for all periods presented in the accompanying condensed consolidated statements of operations:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$283,542	$155,055	$438,597	$254,996	$143,867	$398,863
Expenses:
Cost of revenues (exclusive of items shown separately below)	126,346	50,234	176,580	111,709	45,040	156,749
Selling, general and administrative	39,698	19,632	59,330	38,971	19,736	58,707
Investment income and realized (gain) loss on available-for-sale securities, net	—	(228)	(228)	—	502	502
EBITDA	117,498	85,417	202,915	104,316	78,589	182,905
Depreciation and amortization of fixed assets	14,385	3,319	17,704	9,436	3,278	12,714
Amortization of intangible assets	15,304	89	15,393	15,442	—	15,442
Investment income and realized gain (loss) on available-for-sale securities, net	—	228	228	—	(502)	(502)
Operating income	$87,809	$81,781	169,590	$79,438	$75,813	155,251
Investment income and realized gain (loss) on available-for-sale securities, net			228			(502)
Interest expense			(18,692)			(18,133)
Income before income taxes			$151,126			$136,616
Capital expenditures, including noncash purchases of fixed assets and capital lease obligations	$42,504	$8,278	$50,782	$15,715	$3,112	$18,827

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$801,313	$461,927	$1,263,240	$685,565	$433,025	$1,118,590
Expenses:
Cost of revenues (exclusive of items shown separately below)	370,182	145,510	515,692	301,376	135,777	437,153
Selling, general and administrative	120,702	58,808	179,510	112,910	62,249	175,159
Investment income and realized gain on available- for-sale securities, net	—	(216)	(216)	—	(59)	(59)
EBITDA	310,429	257,825	568,254	271,279	235,058	506,337
Depreciation and amortization of fixed assets	39,402	10,327	49,729	26,942	10,506	37,448
Amortization of intangible assets	49,531	265	49,796	36,216	—	36,216
Investment income and realized gain on available- for-sale securities, net	—	216	216	—	59	59
Operating income	$221,496	$247,017	468,513	$208,121	$224,493	432,614
Investment income and realized gain on available-for-sale securities, net			216			59
Interest expense			(58,486)			(51,895)
Income before income taxes			$410,243			$380,778
Capital expenditures, including noncash purchases of fixed assets and capital lease obligations	$93,236	$21,637	$114,873	$45,372	$11,457	$56,829
Operating segment revenue by type of service is provided below for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Decision Analytics:
Insurance	$140,771	$126,301	$401,105	$364,847
Financial services	48,049	37,960	142,486	107,534
Healthcare	73,612	69,324	193,748	150,153
Specialized markets	21,110	21,411	63,974	63,031
Total Decision Analytics	283,542	254,996	801,313	685,565
Risk Assessment:
Industry-standard insurance programs	118,234	112,452	351,973	336,594
Property-specific rating and underwriting information	36,821	31,415	109,954	96,431
Total Risk Assessment	155,055	143,867	461,927	433,025
Total revenues	$438,597	$398,863	$1,263,240	$1,118,590
13. Related Parties:
The Company considers its stockholders that own more than 5.00% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of September 30, 2013 and December 31, 2012, the Company had no related parties owning more than 5.00% of its common stock.

14. Commitments and Contingencies:
The Company is a party to legal proceedings with respect to a variety of matters in the ordinary course of business, including the matters described below. With respect to ongoing matters, the Company is unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company’s results of operations, financial position or cash flows. This is primarily because the matters are generally in early stages and discovery has either not commenced or been completed. Although the Company believes it has strong defenses and intends to vigorously defend these matters, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows.
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

On October 18, 2013 the parties filed a Stipulation of Settlement resolving the Roe, Thomas and Johnson matters which Judge Gwin approved on October 29, 2013 subject to a hearing on Final Approval. The Stipulation of Settlement provides for a payment of $18,600 all of which is to be provided by insurance. Accordingly, if the Stipulation of Settlement is approved at the hearing on Final Approval, the settlement of these matters is not expected to have a material adverse effect on the Company.
Interthinx, Inc. Litigation
On May 13, 2013 the Company was served with a putative class action titled Celeste Shaw v. Interthinx, Inc., Verisk Analytics, Inc. and Jeffrey Moyer. The plaintiff is a current employee of the Company’s subsidiary Interthinx, Inc. based in Colorado, who filed the class action in the United States District Court for the District of Colorado on behalf of all fraud detection employees who have worked for Interthinx for the last three years nationwide and who were classified as exempt employees. The class complaint claims that the fraud detection employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. It pleads three causes of action against defendants: (1) Collective Action under section 216(b) of the Fair Labor Standards Act for unpaid overtime (nationwide class); (2) A Fed. R. Civ. P. 23 class action under the Colorado Wage Act and Wage Order for unpaid overtime and (3) A Fed. R. Civ. P. 23 class action under Colorado Wage Act for unpaid commissions/nondiscretionary bonuses (Colorado class). The complaint seeks compensatory damages, penalties that are associated with the various statutes, declaratory and injunctive relief interest, costs and attorneys’ fees.
On July 2, 2013 the Company was served with a putative class action titled Shabnam Shelia Dehdashtian v. Interthinx, Inc. and Verisk Analytics, Inc. in the United States District Court for the Central District of California. The plaintiff, Shabnam Shelia Dehdashtian, a former mortgage auditor at the Company’s subsidiary Interthinx, Inc. in California, filed the class action on behalf of all persons who have been employed by Interthinx as auditors, mortgage compliance underwriters and mortgage auditors nationwide at anytime (i) within 3 years prior to the filing of this action until trial for the Fair Labor Standards Act (FLSA) class and (ii) within 4 years prior to the filing of the initial complaint until trial for the California collective action. The class complaint claims that the defendants failed to pay overtime compensation, to provide rest and meal periods, waiting time penalties and to provide accurate wage statements to the plaintiffs as required by federal and California law. It pleads seven causes of action against defendants: (1) Failure to pay overtime compensation in violation of the FLSA for unpaid overtime (nationwide class); (2) Failure to pay overtime compensation in violation of Cal. Lab. Code sections 510, 1194 and 1198 and IWC Wage Order No. 4; (3) Failure to pay waiting time penalties in violation of Cal. Lab. Code sections 201-203; (4) Failure to provide itemized wage statements in violation of Cal. Lab. Code section 226 and IWC Order No. 4; (5) Failure to provide and or authorize meal and rest periods in violation of Cal. Lab. Code section 226.7 and IWC Order No. 4; (6) Violation of California Business and Professions Code sections 17200 et seq; and (7) a Labor Code Private Attorney General Act (PAGA) Public enforcement claim, Cal. Lab. Code section 2699 (California class). The complaint seeks compensatory damages, penalties that are associated with the various statutes, equitable and injunctive relief, interest, costs and attorneys’ fees.
On October 14, 2013 the Company received notice of a claim titled Dejan Nagl v. Interthinx Services, Inc. filed in the California Labor and Workforce Development Agency. The claimant, Dejan Nagl, a former mortgage auditor at the Company’s subsidiary Interthinx, Inc. in California, filed the claim on behalf of himself and all current and former individuals employed in

California as auditors by Interthinx, Inc. for violations of the California Labor Code and Wage Order. The claimant alleges on behalf of himself and other auditors the following causes of action: (1) Failure to provide rest breaks and meal periods in violation of Lab. Code sections 226.7, 514 and 1198; (2) Failure to pay overtime wages in violation of Lab. Code sections 510 and 1194; (3) Failure to provide accurate wage statements in violation of Lab. Code section 226; (4) Failure to timely pay wages in violation of Lab. Code section 204 and (5) Failures to timely pay wages for violations of Lab. Code sections 201- 203. The claim seeks compensatory damages and penalties that are associated with the various statutes, costs and attorneys’ fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to these matters.
Mariah Re Litigation
On July 8, 2013 the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Mariah Re LTD. v. American Family Mutual Insurance Company, ISO Services, Inc. and AIR Worldwide Corporation, which was amended by the plaintiff on October 18, 2013 (the “Amended Complaint”). Plaintiff Mariah is a special purpose vehicle established to provide reinsurance to defendant American Family Insurance. Mariah entered into contracts with the Company’s ISO Services, Inc. and AIR Worldwide Corporation subsidiaries, pursuant to which, among other things, Mariah (i) licensed the right to utilize information published in Catastrophe Bulletins issued by the Property Claims Services division of ISO Services, Inc. and (ii) engaged AIR Worldwide Corporation as Calculation Agent to compute certain reinsured losses. The Amended Complaint alleges the following causes of action: (1) breach of contract against ISO Services, Inc. and AIR Worldwide Corporation; (2) unjust enrichment against American Family; (3) conversion against American Family; (4) tortious interference with contract against American Family; (5) declaratory judgment against all defendants and (6) specific performance against all defendants. The Amended Complaint seeks declaratory relief, specific performance, restitution, monetary damages and attorneys’ fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
MediConnect Global, Inc. Litigation
On October 11, 2013 the Company was served with a summons and complaint in an action titled Naveen Trehan v. MediConnect Global, Inc., Amy Anderson and Verisk Health, Inc. filed on October 9, 2013 in the United States District Court for the District of Utah. The complaint, brought by a former minority shareholder of the Company’s subsidiary, MediConnect Global, Inc., alleges four causes of action: (1) breach of fiduciary duty against MediConnect and Amy Anderson for failure to disclose the Company's interest in acquiring, merging with or investing in MediConnect prior to the buyout of his shares; (2) fraud against  Amy Anderson and MediConnect for intentionally providing false information to plaintiff with the purpose of inducing him to agree to sell his shares at an artificially low price; (3) negligent misrepresentation against Amy Anderson and MediConnect for their negligent failure to discover and disclose the Company's interest in acquiring MediConnect prior to the buyout of plaintiff’s shares and (4) a violation of SEC Rule 10b-5 against Amy Anderson and MediConnect for defrauding plaintiff and failing to disclose material information in connection with the sale of securities.  The complaint seeks joint and several recovery from Amy Anderson and MediConnect for compensatory damages, punitive damages, and disgorgement of all profits earned through the investment of plaintiff’s funds, attorneys’ fees, interest and an order from the court that plaintiff’s funds be held in a constructive trust.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
15. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Verisk Analytics, Inc. (the “Parent Company”) registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent wholly-owned subsidiaries and issued certain other debt securities with full and unconditional and joint and several guarantees by certain of its subsidiaries. Accordingly, presented below is the condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
As of September 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,213	$68,415	$81,575	$—	$180,203
Available-for-sale securities	—	4,514	—	—	4,514
Accounts receivable, net	—	105,565	62,202	—	167,767
Prepaid expenses	—	22,806	3,180	—	25,986
Deferred income taxes, net	—	374	11,586	—	11,960
Income taxes receivable	15,042	51,741	—	(24,592)	42,191
Intercompany receivables	566,534	411,552	214,093	(1,192,179)	—
Other current assets	174	25,883	2,652	—	28,709
Total current assets	611,963	690,850	375,288	(1,216,771)	461,330
Noncurrent assets:
Fixed assets, net	—	179,863	39,253	—	219,116
Intangible assets, net	—	53,851	417,288	—	471,139
Goodwill	—	516,410	734,478	—	1,250,888
Investment in subsidiaries	1,236,180	921,455	—	(2,157,635)	—
Other assets	13,067	13,180	1,152	—	27,399
Total assets	$1,861,210	$2,375,609	$1,567,459	$(3,374,406)	$2,429,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,712	$92,774	$56,799	$—	$171,285
Short-term debt and current portion of long-term debt	—	39,293	166	—	39,459
Pension and postretirement benefits, current	—	1,734	—	—	1,734
Fees received in advance	—	205,197	38,963	—	244,160
Intercompany payables	311,547	731,588	149,044	(1,192,179)	—
Income taxes payable	—	—	24,592	(24,592)	—
Total current liabilities	333,259	1,070,586	269,564	(1,216,771)	456,638
Noncurrent liabilities:
Long-term debt	1,044,949	225,845	376	—	1,271,170
Pension and postretirement benefits	—	30,456	—	—	30,456
Deferred income taxes, net	—	4,574	138,858	—	143,432
Other liabilities	—	33,763	11,411	—	45,174
Total liabilities	1,378,208	1,365,224	420,209	(1,216,771)	1,946,870
Total stockholders’ equity	483,002	1,010,385	1,147,250	(2,157,635)	483,002
Total liabilities and stockholders’ equity	$1,861,210	$2,375,609	$1,567,459	$(3,374,406)	$2,429,872

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$128	$35,571	$54,120	$—	$89,819
Available-for-sale securities	—	4,883	—	—	4,883
Accounts receivable, net	—	124,212	54,218	—	178,430
Prepaid expenses	—	19,340	2,606	—	21,946
Deferred income taxes, net	—	375	10,022	—	10,397
Income taxes receivable	15,834	37,180	—	(7,039)	45,975
Intercompany receivables	424,927	206,165	211,792	(842,884)	—
Other current assets	12,008	19,124	7,977	—	39,109
Total current assets	452,897	446,850	340,735	(849,923)	390,559
Noncurrent assets:
Fixed assets, net	—	126,481	27,603	—	154,084
Intangible assets, net	—	66,045	454,890	—	520,935
Goodwill	—	515,705	731,754	—	1,247,459
Deferred income taxes, net	—	2,584	—	(2,584)	—
Investment in subsidiaries	946,612	904,198	—	(1,850,810)	—
Other assets	13,896	31,801	1,602	—	47,299
Total assets	$1,413,405	$2,093,664	$1,556,584	$(2,703,317)	$2,360,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,638	$113,512	$59,498	$—	$187,648
Short-term debt and current portion of long-term debt	—	194,980	283	—	195,263
Pension and postretirement benefits, current	—	1,734	—	—	1,734
Fees received in advance	—	167,962	32,743	—	200,705
Intercompany payables	98,768	575,907	168,209	(842,884)	—
Income taxes payable	—	—	7,039	(7,039)	—
Total current liabilities	113,406	1,054,095	267,772	(849,923)	585,350
Noncurrent liabilities:
Long-term debt	1,044,408	221,706	48	—	1,266,162
Pension and postretirement benefits	—	41,282	—	—	41,282
Deferred income taxes, net	—	—	136,345	(2,584)	133,761
Other liabilities	—	46,892	31,298	—	78,190
Total liabilities	1,157,814	1,363,975	435,463	(852,507)	2,104,745
Total stockholders’ equity	255,591	729,689	1,121,121	(1,850,810)	255,591
Total liabilities and stockholders’ equity	$1,413,405	$2,093,664	$1,556,584	$(2,703,317)	$2,360,336

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Months Ended September 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$347,350	$96,599	$(5,352)	$438,597
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	134,041	44,719	(2,180)	176,580
Selling, general and administrative	—	49,113	13,389	(3,172)	59,330
Depreciation and amortization of fixed assets	—	14,050	3,654	—	17,704
Amortization of intangible assets	—	2,856	12,537	—	15,393
Total expenses	—	200,060	74,299	(5,352)	269,007
Operating income	—	147,290	22,300	—	169,590
Other income (expense):
Interest expense	(13,638)	(5,063)	9	—	(18,692)
Investment income	23	132	72	—	227
Realized gain on available-for-sale securities, net	—	1	—	—	1
Total other (expense) income, net	(13,615)	(4,930)	81	—	(18,464)
(Loss) income before equity in net income of subsidiaries and income taxes	(13,615)	142,360	22,381	—	151,126
Equity in net income of subsidiaries	105,060	9,044	—	(114,104)	—
Provision for income taxes	4,996	(50,308)	(9,373)	—	(54,685)
Net income	$96,441	$101,096	$13,008	$(114,104)	$96,441

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Nine Months Ended September 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$1,015,181	$262,765	$(14,706)	$1,263,240
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	394,800	127,431	(6,539)	515,692
Selling, general and administrative	—	145,282	42,395	(8,167)	179,510
Depreciation and amortization of fixed assets	—	39,618	10,111	—	49,729
Amortization of intangible assets	—	12,195	37,601	—	49,796
Total expenses	—	591,895	217,538	(14,706)	794,727
Operating income	—	423,286	45,227	—	468,513
Other income (expense):
Interest expense	(40,914)	(17,542)	(30)	—	(58,486)
Investment income	28	176	111	—	315
Realized loss on available-for-sale securities, net	—	(99)	—	—	(99)
Total other (expense) income, net	(40,886)	(17,465)	81	—	(58,270)
(Loss) income before equity in net income of subsidiaries and income taxes	(40,886)	405,821	45,308	—	410,243
Equity in net income of subsidiaries	287,000	16,909	—	(303,909)	—
Provision for income taxes	15,043	(144,607)	(19,522)	—	(149,086)
Net income	$261,157	$278,123	$25,786	$(303,909)	$261,157

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Months Ended September 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$322,796	$81,124	$(5,057)	$398,863
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	124,451	34,771	(2,473)	156,749
Selling, general and administrative	—	47,208	14,083	(2,584)	58,707
Depreciation and amortization of fixed assets	—	10,156	2,558	—	12,714
Amortization of intangible assets	—	4,868	10,574	—	15,442
Total expenses	—	186,683	61,986	(5,057)	243,612
Operating income	—	136,113	19,138	—	155,251
Other income (expense):
Interest expense	(10,669)	(7,452)	(12)	—	(18,133)
Investment income	4	48	84	—	136
Realized loss on available-for-sale securities, net	—	(638)	—	—	(638)
Total other (expense) income, net	(10,665)	(8,042)	72	—	(18,635)
(Loss) income before equity in net income of subsidiary and income taxes	(10,665)	128,071	19,210	—	136,616
Equity in net income of subsidiary	89,654	12,729	—	(102,383)	—
Provision for income taxes	3,922	(54,752)	(2,875)	—	(53,705)
Net income	$82,911	$86,048	$16,335	$(102,383)	$82,911

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Nine Months Ended September 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$949,149	$185,507	$(16,066)	$1,118,590
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	362,603	82,971	(8,421)	437,153
Selling, general and administrative	—	141,747	41,057	(7,645)	175,159
Depreciation and amortization of fixed assets	—	30,524	6,924	—	37,448
Amortization of intangible assets	—	14,688	21,528	—	36,216
Total expenses	—	549,562	152,480	(16,066)	685,976
Operating income	—	399,587	33,027	—	432,614
Other income (expense):
Interest expense	(30,413)	(21,447)	(35)	—	(51,895)
Investment income	40	148	209	—	397
Realized gain on available-for-sale securities, net	—	(338)	—	—	(338)
Total other (expense) income, net	(30,373)	(21,637)	174	—	(51,836)
(Loss) income before equity in net income of subsidiary and income taxes	(30,373)	377,950	33,201	—	380,778
Equity in net income of subsidiary	250,061	15,982	—	(266,043)	—
Provision for income taxes	11,155	(151,547)	(9,543)	—	(149,935)
Net income	$230,843	$242,385	$23,658	$(266,043)	$230,843

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three Months Ended September 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$96,441	$101,096	$13,008	$(114,104)	$96,441
Other comprehensive income, net of tax:
Unrealized foreign currency gain	275	227	390	(617)	275
Unrealized holding gain on available-for-sale securities	139	139	—	(139)	139
Pension and postretirement unfunded liability adjustment	1,332	1,332	—	(1,332)	1,332
Total other comprehensive income	1,746	1,698	390	(2,088)	1,746
Comprehensive income	$98,187	$102,794	$13,398	$(116,192)	$98,187
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
For The Nine Months Ended September 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$261,157	$278,123	$25,786	$(303,909)	$261,157
Other comprehensive income, net of tax:
Unrealized foreign currency loss	(406)	(401)	(212)	613	(406)
Unrealized holding loss on available-for-sale securities	(175)	(175)	—	175	(175)
Pension and postretirement unfunded liability adjustment	3,149	3,149	—	(3,149)	3,149
Total other comprehensive income (loss)	2,568	2,573	(212)	(2,361)	2,568
Comprehensive income	$263,725	$280,696	$25,574	$(306,270)	$263,725

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three Months Ended September 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$82,911	$86,048	$16,335	$(102,383)	$82,911
Other comprehensive income, net of tax:
Unrealized foreign currency gain	4	170	3	(173)	4
Unrealized holding gain on available-for-sale securities	96	96	—	(96)	96
Pension and postretirement unfunded liability adjustment	401	401	—	(401)	401
Total other comprehensive income	501	667	3	(670)	501
Comprehensive income	$83,412	$86,715	$16,338	$(103,053)	$83,412

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
For The Nine Months Ended September 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$230,843	$242,385	$23,658	$(266,043)	$230,843
Other comprehensive income, net of tax:
Unrealized foreign currency (loss) gain	(130)	74	(110)	36	(130)
Unrealized holding loss on available-for-sale securities	(217)	(217)	—	217	(217)
Pension and postretirement unfunded liability adjustment	1,781	1,781	—	(1,781)	1,781
Total other comprehensive income (loss)	1,434	1,638	(110)	(1,528)	1,434
Comprehensive income	$232,277	$244,023	$23,548	$(267,571)	$232,277

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For The Nine Months Ended September 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$28	$225,147	$161,277	$—	$386,452
Cash flows from investing activities:
Acquisitions	—	(983)	—	—	(983)
Investment in subsidiaries	—	(250)	—	250	—
Proceeds from release of acquisition related escrows	66	214	—	—	280
Repayments received from other subsidiaries	—	139,098	8,889	(147,987)	—
Advances provided to other subsidiaries	—	(47,639)	—	47,639	—
Purchases of fixed assets	—	(86,832)	(21,083)	—	(107,915)
Purchases of available-for-sale securities	—	(5,003)	—	—	(5,003)
Proceeds from sales and maturities of available-for-sale securities	—	5,825	—	—	5,825
Other investing, net	—	439	—	—	439
Net cash provided by (used in) investing activities	66	4,869	(12,194)	(100,098)	(107,357)
Cash flows from financing activities:
Repayment of current portion of long-term debt	—	(145,000)	—	—	(145,000)
Repayments of short-term debt, net	—	(10,000)	—	—	(10,000)
Excess tax benefits from exercised stock options	—	81,689	—	—	81,689
Repurchase of common stock	—	(160,970)	—	—	(160,970)
Proceeds from issuance of common stock	—	—	250	(250)	—
Proceeds from stock options exercised	—	51,326	—	—	51,326
Repayment of advances to other subsidiaries	(10,009)	(8,889)	(129,089)	147,987	—
Advances received from other subsidiaries	40,000	—	7,639	(47,639)	—
Other financing activities, net	—	(5,134)	(216)	—	(5,350)
Net cash provided by (used in) financing activities	29,991	(196,978)	(121,416)	100,098	(188,305)
Effect of exchange rate changes	—	(194)	(212)	—	(406)
Increase in cash and cash equivalents	30,085	32,844	27,455	—	90,384
Cash and cash equivalents, beginning of period	128	35,571	54,120	—	89,819
Cash and cash equivalents, end of period	$30,213	$68,415	$81,575	$—	$180,203
Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$160,970	$160,970	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$51,326	$51,326	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For The Nine Months Ended September 30, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(20,367)	$236,212	$105,152	$—	$320,997
Cash flows from investing activities:
Acquisitions, net of cash acquired of $36,113	—	(736,174)	(6,917)	—	(743,091)
Purchase of non-controlling interest in non-public companies	—	(2,000)	—	—	(2,000)
Earnout payments	—	—	(250)	—	(250)
Escrow funding associated with acquisitions	—	(37,000)	(800)	—	(37,800)
Repayments received from other subsidiaries	19,400	537,342	—	(556,742)	—
Advances provided to other subsidiaries	—	(49,400)	—	49,400	—
Purchases of fixed assets	—	(44,776)	(10,948)	—	(55,724)
Purchases of available-for-sale securities	—	(1,317)	—	—	(1,317)
Proceeds from sales and maturities of available-for-sale securities	—	1,478	—	—	1,478
Net cash provided by (used in) investing activities	19,400	(331,847)	(18,915)	(507,342)	(838,704)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	347,224	—	—	—	347,224
Repayments of short-term debt refinanced on a long-term basis		(347,224)			(347,224)
Proceeds of short-term debt, net		462,224			462,224
Payment of debt issuance cost	(2,275)	(1,348)			(3,623)
Excess tax benefits from exercised stock options	—	55,056	—	—	55,056
Repurchase of common stock	—	(128,073)	—	—	(128,073)
Proceeds from stock options exercised	—	43,571	—	—	43,571
Repayments of advances to other subsidiaries	(419,842)	(19,400)	(117,500)	556,742	—
Advances received from other subsidiaries	—	—	49,400	(49,400)	—
Other financing activities, net	—	(4,505)	(646)	—	(5,151)
Net cash (used in) provided by financing activities	(74,893)	60,301	(68,746)	507,342	424,004
Effect of exchange rate changes	—	(20)	(110)	—	(130)
(Decrease) increase in cash and cash equivalents	(75,860)	(35,354)	17,381	—	(93,833)
Cash and cash equivalents, beginning of period	76,238	76,813	38,552	—	191,603
Cash and cash equivalents, end of period	$378	$41,459	$55,933	$—	$97,770
Supplemental disclosures:
Increase in intercompany balances from the purchase of MediConnect and Argus by ISO	$17,000	$773,174	$756,174	$—	$—
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$128,073	$128,073	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$43,571	$43,571	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our customers use our solutions to make better risk decisions with greater efficiency and discipline. We refer to these products and services as “solutions” due to the integration among our products and the flexibility that enables our customers to purchase components or the comprehensive package of products. These solutions take various forms, including data, statistical models or tailored analytics, all designed to allow our clients to make more logical decisions. We believe our solutions for analyzing risk positively impact our customers' revenues and help them better manage their costs.
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 37% and 39% of our revenues for the nine months ended September 30, 2013 and 2012, respectively. Our Decision Analytics segment provides solutions to our customers within four vertical market-related groupings of insurance, financial services, healthcare, and specialized markets. Our Decision Analytics segment revenues represented approximately 63% and 61% of our revenues for the nine months ended September 30, 2013 and 2012, respectively.
Executive Summary
Key Performance Metrics
We believe our business's ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year-over-year revenue growth and EBITDA margin as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures within the meaning of Regulation G under the Securities Exchange Act of 1934 (See footnote 1 within the Condensed Consolidated Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations).
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
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access fraud detection tools in the context of an individual mortgage application or loan, obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers' compensation claim with information in our databases. For both the nine months ended September 30, 2013 and 2012 , approximately 32% of our revenues, were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Approximately 88% and 87% of the revenues in our Risk Assessment segment for the nine months ended September 30, 2013 and 2012, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 57% and 55% of the revenues in our Decision Analytics segment, for the nine months ended September 30, 2013 and 2012, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, healthcare, financial services, and specialized markets verticals.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs, which represented 61% and 63% of our total expenses for the nine months ended September 30, 2013 and 2012, respectively.
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
While we expect to grow our headcount over time to take advantage of our market opportunities, we believe that the economies of scale in our operating model will allow us to grow our personnel expenses at a lower rate than revenues. Historically, our EBITDA margin has improved because we have been able to increase revenues without a proportionate corresponding increase in expenses. However, part of our corporate strategy is to invest in new solutions which may partially offset margin expansion.
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
Description of Acquisitions
As a result of the acquisitions described below, our consolidated results of operations may not be comparable between periods. See Note 5 in our condensed consolidated financial statements included in this quarterly report on Form 10-Q for more information.
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

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2013	2012		2013	2012
	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Decision Analytics revenues	$283,542	$254,996	11.2%	$801,313	$685,565	16.9%
Risk Assessment revenues	155,055	143,867	7.8%	461,927	433,025	6.7%
Revenues	438,597	398,863	10.0%	1,263,240	1,118,590	12.9%
Expenses:
Cost of revenues (exclusive of items shown separately below)	176,580	156,749	12.7%	515,692	437,153	18.0%
Selling, general and administrative	59,330	58,707	1.1%	179,510	175,159	2.5%
Depreciation and amortization of fixed assets	17,704	12,714	39.2%	49,729	37,448	32.8%
Amortization of intangible assets	15,393	15,442	(0.3)%	49,796	36,216	37.5%
Total expenses	269,007	243,612	10.4%	794,727	685,976	15.9%
Operating income	169,590	155,251	9.2%	468,513	432,614	8.3%
Other income/(expense):
Interest expense	(18,692)	(18,133)	3.1%	(58,486)	(51,895)	12.7%
Investment income	227	136	66.9%	315	397	(20.7)%
Realized gain (loss) on available-for-sale securities, net	1	(638)	(100.2)%	(99)	(338)	(70.7)%
Total other expense, net	(18,464)	(18,635)	(0.9)%	(58,270)	(51,836)	12.4%
Income before income taxes	151,126	136,616	10.6%	410,243	380,778	7.7%
Provision for income taxes	(54,685)	(53,705)	1.8%	(149,086)	(149,935)	(0.6)%
Net income	$96,441	$82,911	16.3%	$261,157	$230,843	13.1%
Basic net income per share	$0.57	$0.50	14.0%	$1.55	$1.39	11.5%
Diluted net income per share	$0.56	$0.48	16.7%	$1.51	$1.34	12.7%
Weighted average shares outstanding:
Basic	168,044,100	165,978,080	1.2%	168,089,919	165,587,027	1.5%
Diluted	172,154,553	171,660,543	0.3%	172,460,960	171,637,571	0.5%
The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Decision Analytics EBITDA	$117,498	$104,316	12.6%	$310,429	$271,279	14.4%
Risk Assessment EBITDA	85,417	78,589	8.7%	257,825	235,058	9.7%
EBITDA	$202,915	$182,905	10.9%	$568,254	$506,337	12.2%
The following is a reconciliation of net income to EBITDA:
Net income	$96,441	$82,911	16.3%	$261,157	$230,843	13.1%
Depreciation and amortization	33,097	28,156	17.5%	99,525	73,664	35.1%
Interest expense	18,692	18,133	3.1%	58,486	51,895	12.7%
Provision for income taxes	54,685	53,705	1.8%	149,086	149,935	(0.6)%
EBITDA	$202,915	$182,905	10.9%	$568,254	$506,337	12.2%
______________________

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
Consolidated Results of Operations
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenues
Revenues were $1,263.2 million for the nine months ended September 30, 2013 compared to $1,118.6 million for the nine months ended September 30, 2012 , an increase of $144.6 million or 12.9%. In 2012, we acquired the following companies, MediConnect, ALP, and Argus, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. MediConnect was noted as a recent acquisition only for the first quarter of 2013 and ALP was noted as a recent acquisition only for the first and second quarter of 2013. These recent acquisitions were within our Decision Analytics segment and provided an increase of $68.0 million in revenues for the nine months ended September 30, 2013.
Excluding recent acquisitions, revenues increased $76.6 million or 6.9%, which included an increase in our Decision Analytics segment of $47.7 million or 7.0% and an increase in our Risk Assessment segment of $28.9 million or 6.7%. Revenue growth within Decision Analytics was primarily driven by an increase in our healthcare revenue category and contributions from our insurance revenue category, offset by a decrease in our financial services revenue category, due to our mortgage services. Both categories, industry-standard insurance programs and property-specific rating and underwriting information, within Risk Assessment contributed to its revenue growth. Refer to the Results of Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $515.7 million for the nine months ended September 30, 2013 compared to $437.2 million for the nine months ended September 30, 2012, an increase of $78.5 million or 18.0%. Recent acquisitions accounted for an increase of $36.8 million in costs, which were primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $41.7 million or 9.6%. The increase was primarily due to increases in salaries and employee benefits cost of $27.4 million. Other increases include data costs of $4.9 million, information technology expenses of $4.5 million, travel and travel related costs of $1.9 million and other operating expenses of $3.0 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $179.5 million for the nine months ended September 30, 2013 compared to $175.2 million for the nine months ended September 30, 2012, an increase of $4.3 million or 2.5%. Excluding costs associated with our recent acquisitions of $3.8 million, which were primarily related to salaries and employee benefits, SGA increased $0.5 million or 0.3%. The increase was due to an increase in professional fees of $1.0 million and other general expenses of $1.1 million. These increases were offset by a decrease in salaries and employee benefits of $1.6 million primarily related to a reduction in stock option expense. Our stock option expense decreased as a result of lower accelerated vesting of equity awards granted to employees at age 62.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $49.7 million for the nine months ended September 30, 2013 compared to $37.4 million for the nine months ended September 30, 2012, an increase of $12.3 million or 32.8%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth as well as due to recent acquisitions of $2.3 million.
Amortization of Intangible Assets
Amortization of intangible assets was $49.8 million for the nine months ended September 30, 2013 compared to

$36.2 million for the nine months ended September 30, 2012, an increase of $13.6 million or 37.5%. The increase was primarily related to amortization of intangible assets associated with recent acquisitions of $16.0 million, partially offset by $2.4 million of amortization of intangible assets primarily associated with prior acquisitions that have been fully amortized.
Investment Income and Realized Gain (Loss) on Available-for-Sale Securities, Net
Investment income and realized gain (loss) on available-for-sale securities, net, was a gain of $0.2 million for the nine months ended September 30, 2013 compared to a gain of $0.1 million for the nine months ended September 30, 2012, an increase of $0.1 million.
Interest Expense
Interest expense was $58.5 million for the nine months ended September 30, 2013 compared to $51.9 million for the nine months ended September 30, 2012, an increase of $6.6 million or 12.7%. This increase is primarily due to the issuance of the 4.125% senior notes in September 2012 with an aggregate principal amount of $350.0 million.
Provision for Income Taxes
The provision for income taxes was $149.1 million for the nine months ended September 30, 2013 compared to $149.9 million for the nine months ended September 30, 2012, a decrease of $0.8 million or 0.6%. The effective tax rate was 36.3% for the nine months ended September 30, 2013 compared to 39.4% for the nine months ended September 30, 2012. The effective rate for the nine months ended September 30, 2013 was lower than the September 30, 2012 effective tax rate primarily due to the continued execution of tax planning strategies and favorable settlements and resolution of uncertain tax positions.
EBITDA Margin
The EBITDA margin for our consolidated results was 45.0% for the nine months ended September 30, 2013 compared to 45.3% for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the recent acquisitions mitigated our margin expansion by approximately 0.3%.
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenues
Revenues were $438.6 million for the three months ended September 30, 2013 compared to $398.9 million for the three months ended September 30, 2012, an increase of $39.7 million or 10.0%. The recent acquisition of Argus accounted for an increase of $15.6 million in revenues for the three months ended September 30, 2013, which were included in Decision Analytics. Excluding the recent acquisition, revenues increased $24.1 million or 6.1%, which included an increase in our Decision Analytics segment of $12.9 million and an increase in our Risk Assessment segment of $11.2 million.
Cost of Revenues
Cost of revenues were $176.6 million for the three months ended September 30, 2013 compared to $156.7 million for the three months ended September 30, 2012, an increase of $19.9 million or 12.7%. Excluding recent acquisition cost of $8.0 million, the cost of revenues increased $11.9 million, or 7.7%. The increase is due to a net increase in salaries and employee benefits costs of $7.4 million, which include annual salary increases and medical costs. Other increases include information technology expense of $1.1 million, travel related expenses of $0.8 million, data costs of $0.7 million, and other general expenses of $1.9 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $59.3 million for the three months ended September 30, 2013 compared to $58.7 million for the three months ended September 30, 2012, an increase of $0.6 million or 1.1%. The increase is primarily related to an increase in salaries and employee benefit costs of $2.0 million. This increase was partially offset by an decrease in professional fees of $1.2 million, and other expenses of $0.2 million, which include information technology expenses and travel related expenses.
Provision for Income Taxes
The provision for income taxes was $54.7 million for the three months ended September 30, 2013 compared to $53.7 million for the three months ended September 30, 2012, an increase of $1.0 million or 1.8%. The effective tax rate was 36.2% for the three months ended September 30, 2013 compared to 39.3% for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 was lower than the effective tax rate for the three months ended

September 30, 2012 primarily due to the continued execution of tax planning strategies and favorable settlements and resolution of uncertain tax positions.
EBITDA Margin
The EBITDA margin for our consolidated results was 46.3% for the three months ended September 30, 2013 and 45.9% for the three months ended September 30, 2012. The slight increase in margin is attributed to cost efficiencies.
Results of Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $801.3 million for the nine months ended September 30, 2013 compared to $685.6 million for the nine months ended September 30, 2012, an increase of $115.7 million or 16.9%. Recent acquisitions accounted for an increase of $68.0 million in revenues for the nine months ended September 30, 2013. Excluding recent acquisitions, our Decision Analytics revenue increased $47.7 million or 7.0%.
Our revenue by category for the periods presented is set forth below:

	Nine Months Ended September 30,		Percentage
	2013	2012	Change
	(In thousands)
Insurance	$401,105	$364,847	9.9%
Financial Services	142,486	107,534	32.5%
Healthcare	193,748	150,153	29.0%
Specialized Markets	63,974	63,031	1.5%
	$801,313	$685,565	16.9%
Our insurance revenue increased $36.2 million or 9.9%, and excluding recent acquisitions (ALP) revenue for the first and second quarter of $1.2 million within this category, our insurance revenue increased $35.0 million or 9.6%, primarily due to an increase within our underwriting solutions, catastrophe modeling services , an increase in insurance fraud revenue, and an increase in loss quantification solutions .
Our financial services revenue increased $35.0 million or 32.5%, and excluding recent acquisitions (Argus) revenue of $50.1 million within this category, our financial services revenue decreased $15.1 million or 14.8%, reflecting lower volumes within our mortgage forensic solutions.
Our healthcare revenue increased $43.5 million or 29.0%, and excluding the recent acquisitions (MediConnect) for the first quarter revenue of $16.7 million within this category, our healthcare revenue increased $26.8 million or 17.9% primarily due to an increase in transactions within our revenue and quality intelligence solutions and due to an increase in payment accuracy solutions as customer contracts were implemented.
Our specialized markets revenue increased $1.0 million or 1.5% as a result of continued penetration of existing customers within our supply chain services and weather and climate risk solutions.

Revenues for our Decision Analytics segment were $283.5 million for the three months ended September 30, 2013 compared to $255.0 million for the three months ended September 30, 2012, an increase of $28.5 million or 11.2%. The recent acquisition of Argus accounted for an increase of $15.6 million in revenues for the three months ended September 30, 2013. Excluding the impact of the recent acquisition, revenue increased $12.9 million or 5.2% for the three months ended September 30, 2013.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage
	2013	2012	Change
	(In thousands)
Insurance	$140,771	$126,301	11.5%
Financial Services	48,049	37,960	26.6%
Healthcare	73,612	69,324	6.2%
Specialized Markets	21,110	21,411	(1.4)%
	$283,542	$254,996	11.2%
Our insurance revenue increased $14.4 million or 11.5%, primarily due to an increase within our underwriting solutions, catastrophe modeling services , an increase in insurance fraud revenue, and an increase in loss quantification solutions .
Our financial services revenue increased $10.1 million or 26.6%, and excluding recent acquisitions (Argus) revenue of $15.6 million within this category, our financial services revenue decreased $5.5 million or 16.6%, reflecting lower volumes within our mortgage forensic solutions.
Our healthcare revenue increased $4.3 million or 6.2% primarily due to an increase in transactions within our revenue and quality intelligence solutions.
Our specialized markets revenue decreased $0.3 million or 1.4% as a result of lower customer activity within our supply chain services and weather and climate risk solutions.
Cost of Revenues
Cost of revenues for our Decision Analytics segment were $370.2 million for the nine months ended September 30, 2013 compared to $301.4 million for the nine months ended September 30, 2012, an increase of $68.8 million or 22.8%. Excluding the impact of recent acquisitions of $36.8 million, our cost of revenues increased by $32.0 million or 10.7%. This increase is primarily due to a net increase in salary and employee benefits of $21.6 million. Other increases include data costs of $4.3 million, information technology expenses of $2.8 million, travel and travel related costs of $0.7 million and other operating expenses of $2.6 million.
Cost of revenues for our Decision Analytics segment were $126.4 million for the three months ended September 30, 2013 compared to $111.7 million for the three months ended September 30, 2012, an increase of $14.7 million or 13.1%. The increase was primarily due to costs related to recent acquisitions of $8.0 million, and a net increase in salaries and employee benefits costs of $4.5 million. Other increases include an increase of data costs of $0.3 million, information technology expenses of $0.1 million, travel related expenses of $0.4, and other operating expenses of $1.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $120.7 million for the nine months ended September 30, 2013 compared to $113.0 million for the nine months ended September 30, 2012, an increase of $7.7 million or 6.9%. Excluding the impact of recent acquisitions of $3.8 million, SGA increased $3.9 million or 3.5%. The increase was primarily due to an increase in salaries and employee benefits of $3.9 million and other expenses of $0.6 million. These increases were partially offset by a decrease in professional fees of $0.6 million.
Selling, general and administrative expenses for our Decision Analytics segment were $39.7 million for the three months ended September 30, 2013 compared to $39.0 million for the three months ended September 30, 2012, an increase of $0.7 million or 1.9%. The increase was due to an increase in salaries and employee benefits of $2.9 million, which include salary increases, medical costs, commissions, and equity compensation. These increases were partially offset by a decrease in professional fees of $1.8 million and in other general expenses of $0.4 million.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment was 38.7% for the nine months ended September 30, 2013 compared to 39.6% for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the decrease in margin is primarily attributed to our investment initiatives for new solution development.
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $461.9 million for the nine months ended September 30, 2013 as compared to $433.0 million for the nine months ended September 30, 2012, an increase of $28.9 million or 6.7%. Revenues were $155.1 million for the three months ended September 30, 2013 as compared to $143.9 million for the three months ended September 30, 2012, an increase of $11.2 million or 7.8%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs' solutions as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(In thousands)			(In thousands)
Industry-standard insurance programs	$118,234	$112,452	5.1%	$351,973	$336,594	4.6%
Property-specific rating and underwriting information	36,821	31,415	17.2%	109,954	96,431	14.0%
	$155,055	$143,867	7.8%	$461,927	$433,025	6.7%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $145.5 million for the nine months ended September 30, 2013 compared to $135.8 million for the nine months ended September 30, 2012, an increase of $9.7 million or 7.2%. The increase was primarily due to an increase in salaries and employee benefits costs of $5.8 million. Other increases were related to information technology expenses of $1.7 million, travel and travel related costs of $1.2 million, data costs of $0.6 million, and other general expenses of $0.4 million.
Cost of revenues for our Risk Assessment segment was $50.2 million for the three months ended September 30, 2013 compared to $45.0 million for the three months ended September 30, 2012, an increase of $5.2 million or 11.5%. The increase was primarily due to an increase in salaries and employee benefits costs of $2.9 million. Other increases include information technology expenses of $1.0 million, data costs of $0.4 million, travel related expenses of $0.4 million, and other expenses of $0.5 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $58.8 million for the nine months ended September 30, 2013 and $62.2 million for the nine months ended September 30, 2012, a decrease of $3.4 or 5.5%. There was a net decrease in salaries and employee benefits of $5.5 million which was primarily related to a reduction in stock option expense. Our stock option expense decreased as a result of lower accelerated vesting of equity awards granted to employees at age 62. This decrease was partially offset by an increase in professional fees of $1.6 million and other general expenses of $0.5 million.
Selling, general and administrative expenses for our Risk Assessment segment were $19.6 million for the three months ended September 30, 2013 compared to $19.7 million for the three months ended September 30, 2012, a decrease of $0.1 million or 0.5%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $0.9 million, primarily due to a reduction in stock option expense. This decrease was partially offset by an increase in professional fees of $0.6 million and other general expenses of $0.2 million.

EBITDA Margin
EBITDA margin for our Risk Assessment segment was 55.8% for the nine months ended September 30, 2013 compared to 54.3% for the nine months ended September 30, 2012. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies.
Liquidity and Capital Resources
As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents and available-for-sale securities of $184.7 million and $94.7 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $850.0 million syndicated revolving credit facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
We have historically managed the business with a working capital deficit due to the fact that, as described above, we offer our solutions and services primarily through annual subscriptions or long-term contracts, which are generally prepaid quarterly or annually in advance of the services being rendered. When cash is received for prepayment of invoices, we record an asset (cash and cash equivalents) on our balance sheet with the offset recorded as a current liability (fees received in advance). This current liability is deferred revenue that does not require a direct cash outflow since our customers have prepaid and are obligated to purchase the services. In most businesses, growth in revenue typically leads to an increase in the accounts receivable balance . Unlike those businesses, our cash position is favorably affected by revenue growth, which results in a source of cash due to our customers prepaying for most of our services.
Our capital expenditures, which include noncash purchases of fixed assets and capital lease obligations, as a percentage of revenues for the nine months ended September 30, 2013 and 2012, were 9.1% and 5.1%, respectively. The increase in capital expenditures is primarily due to our investment initiatives for development of new solutions. The expected capital expenditures for the year ending December 31, 2013, will be approximately $160.0 million, which we expect to primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We historically used a portion of our cash for repurchases of our common stock . During the nine months ended September 30, 2013 and 2012, we repurchased $162.1 million and $127.8 million of our common stock, respectively.
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
Financing and Financing Capacity
We had total debt, excluding capital lease and other obligations, of $1,299.9 million and $1,454.4 million at September 30, 2013 and December 31, 2012, respectively. The debt at September 30, 2013 was issued under our long-term private placement loan facilities and senior notes issued in 2012 and 2011 to finance our stock repurchases and acquisitions.
Our $850.0 million syndicated revolving credit facility (“credit facility”) is due October 2017 and is a committed facility. We have financed and expect to finance our short-term working capital needs, stock repurchases and acquisitions through cash from operations and borrowings from our credit facility. As of September 30, 2013, we had no outstanding borrowings under the credit facility. During the nine months ended September 30, 2013, we repaid $10 million of borrowings that were outstanding under the credit facility as of December 31, 2012. We did not make any additional borrowings during the nine months ended September 30, 2013.  As of September 30, 2013, we had $850.0 million of borrowing capacity available under our credit facility. In October 2013, we amended our credit facility to increase the borrowing capacity from $850.0 million to $975.0 million and extend the maturity date from October 24, 2017 to October 24, 2018.
The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.50 to 1.0. We were in compliance with all debt covenants under the credit facility as of September 30, 2013.
We had long-term private placement loan facilities under uncommitted master shelf agreements with Prudential Capital Group, or Prudential, and New York Life that expired on August 30, 2013 and March 16, 2013, respectively.  We did not extend these agreements. During the nine months ended September 30, 2013, we repaid a total of $145.0 million of our outstanding long-term private placement loan facilities debt that matured in April 2013 and August 2013, with cash from operations. In October 2013, we repaid $35 million of our outstanding long-term private placement loan facility debt with a maturity date of October 26, 2013 with cash from operations.
The notes outstanding under the long-term private placement loan facilities mature over the next three years. Individual borrowings are made at a fixed rate of interest determined at the time of the borrowing and interest is payable quarterly. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.29% for the nine months ended September 30, 2013. The uncommitted master shelf agreements contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. Our shelf agreements also contain financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of September 30, 2013.
As of September 30, 2013, we had senior notes with aggregate principal amount of $1,050.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our credit facility, or any amendment, refinancing or replacement thereof. The indenture governing the senior notes restricts our ability and our subsidiaries' ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.
Cash Flow
The following table summarizes our cash flow data for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Percentage Change
	2013	2012
	(In thousands)
Net cash provided by operating activities	386,452	320,997	20.4%
Net cash used in investing activities	(107,357)	(838,704)	(87.2)%
Net cash (used in)/provided by financing activities	(188,305)	424,004	(144.4)%
Operating Activities
Net cash provided by operating activities increased to $386.5 million for the nine months ended September 30, 2013 compared to $321.0 million for the nine months ended September 30, 2012. The increase in operating activities was primarily due to an increase in cash collections from customers, partially offset by an increase in operating expense and interest payments related to our bond offerings. In the second quarter of 2012, we pre-funded $72.0 million to our pension plan. This prefunding was offset by the tax benefit associated with those deductible contributions and the deferral of our fourth quarter 2012 tax payment to 2013 as a result of a temporary federal tax relief program related to Hurricane Sandy. This payment would have typically been paid in the fourth quarter, but due to this relief, the payment was made in the first quarter of 2013.
Investing Activities
Net cash used in investing activities was $107.4 million for the nine months ended September 30, 2013 compared to $838.7 million for the nine months ended September 30, 2012. The decrease in net cash used in investing activities was primarily due to the fact that we had acquired MediConnect and Argus in the first and third quarter of 2012 for $348.3 million and $425.0 million, respectively, versus minor acquisition activity in 2013.

Financing Activities
Net cash (used in) provided by financing activities was $(188.3) million for the nine months ended September 30, 2013 and $424.0 million for the nine months ended September 30, 2012. Net cash used in financing activities for the nine months ended September 30, 2013 was primarily related the repurchase of common stock of $161.0 million and debt repayments of $155.0 million, partially offset by proceeds from stock option exercises and the related excess tax benefit of $133.0 million. Net cash provided by financing activities for the nine months ended September 30, 2012, was primarily related to an increase in total net debt of $462.2 million, stock option exercises and the related tax benefit associated with these exercises of $98.6 million, partially offset by stock repurchases of $128.1 million.
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
Market risks at September 30, 2013 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 26, 2013.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 14 to our condensed consolidated financial statements for the nine months ended September 30, 2013 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program, or Repurchase Program, of up to $1,200.0 million, including the additional authorization of $300.0 million announced on June 20, 2013. As of September 30, 2013, $282.1million of available authorization remained. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Our shares repurchased for the quarter ended September 30, 2013 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2013 through July 31, 2013	125,434	$60.79	125,434	$298,933
August 1, 2013 through August 31, 2013	—	—	—	$298,933
September 1, 2013 through September 30, 2013	255,998	$65.71	255,998	$282,111
	381,432		381,432

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc
(Registrant)

Date: November 5, 2013	By:	/s/ Mark V. Anquillare
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