Form 10-K
period 2013-12-31
Verisk Analytics, Inc.
filed 2014-02-25
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,981,907,417 based on the closing price reported on the NASDAQ Global Select Market on such date.
The number of shares outstanding of each of the registrant’s classes of common stock, as of February 21, 2014 was:

Class	Shares Outstanding
Class A common stock $.001 par value	166,835,574
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

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
Our Company
Verisk Analytics, Inc. is a leading provider of information about risk to professionals in insurance, healthcare, financial services, government, supply chain, and risk management. Using advanced technologies to collect and analyze billions of records, we draw on industry expertise and unique proprietary data sets to provide predictive analytics and decision-support solutions in fraud prevention, actuarial science, insurance coverages, fire protection, catastrophe and weather risk, profitability optimization, data management, and many other fields. In the United States and around the world, we help customers protect people, property, and financial assets.
Our customers use our solutions to make better decisions about risk and opportunities with greater efficiency and discipline. We refer to these products and services as ‘solutions’ due to the integration among our services and the flexibility that enables our customers to purchase components or the comprehensive package. These ‘solutions’ take various forms, including data, statistical models or tailored analytics, all designed to allow our clients to make more logical decisions. We believe our solutions for analyzing risk positively impact our customers’ revenues and help them better manage their costs. In 2013, for the lines of P&C services we offer, our customers included all of the top 100 P&C insurance providers in the U.S., 24 of the top 25 credit card issuers in North America and United Kingdom, as well as 9 of the top 10 health plan providers in the U.S. We believe that our commitment to our customers and the embedded nature of our solutions serve to strengthen and extend our relationships.
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

•
our risk selection and pricing solutions are typically used by underwriters as they manage their books of business and by financial institutions as they manage the profitability of their credit and debit card portfolios

•
our fraud detection and prevention tools are used by P&C insurance and healthcare underwriters to root out fraud prospectively and by claims departments to speed claims and find fraud retroactively; and

•	our tools to quantify loss are primarily used by claims departments, independent adjustors and contractors.
We add value by linking our solutions across these four key processes; for example, we use the same modeling methods to support the pricing of homeowner’s insurance policies and to quantify the actual losses when damage occurs to insured homes.
We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically pre-paid and represented approximately 73.6% of our revenues in 2013. For the year ended December 31, 2013, we had revenues of $1,595.7 million and net income of $348.4 million. For the five year period ended December 31, 2013, our revenues and net income grew at a compound annual growth rate, or CAGR, of 15.1% and 28.8%, respectively.
As further described below, results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2013 and for all prior periods presented. As necessary, the amounts have been retroactively adjusted in all periods presented to give recognition to the discontinued operations.

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
In January 2014, we entered into an agreement to acquire 100% of the stock of Eagleview Technology Corporation, or EVT, the parent company of Pictometry International Corp., and Eagle View Technologies, Inc. for a net cash purchase price of $650 million, which will be funded by the Company's operating cash and borrowings from our credit facility. EVT is a provider of geo-referenced aerial image capture and visual-centric data analytics and solutions to insurers, contractors, government, and commercial customers in the United States. This acquisition is expected to advance our position in the imagery analytics market, adding new municipal and commercial customers. The transaction is expected to support the aerial imagery solution development in our Decision Analytics segment. The parties expect the transaction to close by July 2014, subject to the completion of customary closing conditions, including receipt of regulatory and shareholder approvals. Once the acquisition is completed, we plan to include EVT in the insurance vertical of our Decision Analytics segment.

In February 2014, we entered into an agreement to sell our mortgage services business, Interthinx, Inc., or Interthinx. The transaction is subject to regulatory approval and other customary closing conditions and is expected to close by March 31, 2014. Results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2013 and for all prior periods presented. As necessary, the amounts have been retroactively adjusted in all periods presented to give recognition to the discontinued operations.
Our senior management team, which includes our president and chief executive officer, chief financial officer, general counsel, and five senior officers who lead our business and operational units, have been with us for an average of over 18 years. This team has led our transformation to a successful for-profit entity, focused on growth with our U.S. P&C insurer customers and expansion into a variety of new vertical markets, including healthcare, financial services, and supply chain.
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

Segments
We organize our business in two segments: Risk Assessment and Decision Analytics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this annual report for additional information regarding our segments.
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
Industry-Standard Insurance Programs
We are the recognized leader in the U.S. for industry-standard insurance programs that help P&C insurers define coverages and issue policies. Our policy language, prospective loss cost information and policy writing rules can serve as integrated turnkey insurance programs for our customers. Insurance companies need to ensure that their policy language, rules, and rates comply with all applicable legal and regulatory requirements. Insurers must also make sure their policies remain competitive by promptly changing coverages in response to changes in statutes or case law. To meet their needs, we process and interface with state regulators in all 50 states plus the District of Columbia, Guam, Puerto Rico and the Virgin Islands in excess of 3,000 filings each year ensuring smooth implementation of our rules and forms. When insurers choose to develop their own alternative programs, our industry-standard insurance programs also help regulators make sure that such insurers’ policies meet basic coverage requirements.
Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps to ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation, because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements and policy writing support language that assist our customers in understanding the risks they assume and the coverages they are offering. With these policy programs, insurers also benefit from economies of scale. We have over 200 specialized lawyers and insurance experts reviewing changes in each state’s insurance rules and regulations, including on average over 14,000 legislative bills, 1,300 regulatory actions and 2,000 court cases per year, to make any required changes to our policy language and rating information.
To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowner’s line of insurance, we maintain policy language and rules for 6 basic coverages, 250 national endorsements, and 548 state-specific endorsements. Overall, we provide policy language, prospective loss costs, policy writing rules, and a variety of other solutions for 26 lines of insurance.
The P&C insurance industry is heavily regulated in the U.S. P&C insurers are required to collect statistical data about their premiums and losses and to report that data to regulators in every state in which they operate. Our statistical agent services have enabled P&C insurers to meet these regulatory requirements for over 40 years. We aggregate the data and, as a licensed or appointed “statistical agent” in all 50 states, Puerto Rico, and the District of Columbia, we report these statistics to insurance regulators. We are able to capture significant economies of scale given the level of penetration of this service within the U.S. P&C insurance industry.
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
Each year, P&C insurers send us approximately 2.9 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain a database of over 17.3 billion statistical records, including approximately 7.0 billion commercial lines records and approximately 10.3 billion personal lines records. We collect unit-transaction detail of each premium and loss record, which enhances the validity, reliability and accuracy of our data sets and our actuarial analyses. Our proprietary quality process includes almost 2,500 separate checks to ensure that data meet our high standards of quality.
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
Property-Specific Rating and Underwriting Information
We gather information on individual properties and communities so that insurers can use our information to evaluate and price personal and commercial property insurance, as well as commercial liability insurance. Our property-specific rating and underwriting information allow our customers to understand, quantify, underwrite, mitigate, and avoid potential loss for residential and commercial properties. Our database contains loss costs and other vital information on more than 3.5 million commercial buildings in the United States and also holds information on more than 6.2 million individual businesses occupying those buildings. We have a staff of more than 600 field representatives strategically located around the United States who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits more than over 325,000 commercial properties to collect information on new buildings and verify building attributes.
We also provide proprietary analytic measures of the ability of individual communities to mitigate losses from important perils. Nearly every property insurer in the U.S. uses our evaluations of community firefighting capabilities to help determine premiums for fire insurance throughout the country. We provide field-verified and validated data on the fire protection services for more than 47,000 fire response jurisdictions. We also offer services to evaluate the effectiveness of community enforcement of building codes and the efforts of communities to mitigate damage from flooding. Further, we provide information on the insurance rating territories, premium taxes, crime risk, and hazards of windstorm, earthquake, wildfire, and other perils. To supplement our data on specific commercial properties and individual communities, we have assembled, from a variety of internal and third-party sources, information on hazards related to geographic locations representing every postal address in the U.S. Insurers use this information not only for policy quoting but also for analyzing risk concentration in geographical areas. We also make our data and analytics available to commercial real estate lenders to allow them to better understand risks associated with people they lend against.
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
Insurance
We are a leading provider of fraud-detection tools for the P&C insurance industry. Our fraud solutions improve our customers’ profitability by both predicting the likelihood that fraud is occurring and detecting suspicious activity after it has occurred. When a claim is submitted, our system searches our database and returns information about other claims filed by the same individuals or businesses (either as claimants or insurers) which helps our customers determine if fraud has occurred. The system searches for matches in identifying information fields, such as name, address, Social Security number, vehicle identification number, driver’s license number, tax identification number, or other parties to the loss. Our system also includes advanced name and address searching to perform intelligent searches and improve the overall quality of the matches. Information from match reports speeds payment of meritorious claims while providing a defense against fraud and can lead to denial of a claim, negotiation of a reduced award or further investigation by the insurer or law enforcement.
We have a comprehensive system used by claims adjusters and investigations professionals to process claims and fight fraud. Claims databases are one of the key tools in the fight against insurance fraud. The benefits of a single all-claims database include improved efficiency in reporting data and searching for information, enhanced capabilities for detecting suspicious claims and superior information for investigating fraudulent claims, suspicious individuals and possible fraud rings. Our database contains information on approximately 921 million claims and is the world’s largest database of P&C claims information used for claims and investigations. Insurers and other participants submit new claims , more than 210,000 a day on average, across all categories of the U.S. P&C insurance industry.
We also provide an expert scoring system that helps distinguish between suspicious and meritorious claims; and products that use link-analysis technology to help visualize and fight insurance fraud.
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
We also provide data, analytic and networking products for professionals involved in estimating all phases of building repair and reconstruction. We provide solutions for every phase of a building’s life, including:

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
We also offer our customers access to wholesale and retail price lists, which include structural repair and restoration pricing for 467 separate economic areas in North America. We revise this information monthly and, in the aftermath of a major disaster, we can update the price lists as often as weekly to reflect rapid price changes. Our structural repair and cleaning database contains more than 17,000 unit-cost line items. For each line item such as smoke cleaning, water extraction and hazardous cleanup, we report time and material pricing, including labor, labor productivity rates (for new construction and restoration), labor burden and overhead, material costs, and equipment costs. We improve our reported pricing data by several methods including direct market surveys, and an analysis of the actual claims experience of our customers. We estimate that about 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. Utilization of such a large percentage of the industry’s claims leads to accurate reporting of pricing information, which we believe is unmatched in the industry.

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
Healthcare
We offer payment accuracy solutions that help healthcare claims payors detect fraud, abuse and overpayment. Our approach combines computer-based modeling and profiling of claims with analysis performed by clinical experts. We run our customers’ claims through our proprietary analytic system to identify potential fraud, abuse and overpayment, and then a registered nurse, physician or other clinical specialist skilled in coding and reimbursement decisions reviews all suspect claims and billing patterns. This combination of system and human review is unique in the industry and we believe offers improved accuracy for paying claims. We analyze the patterns of claims produced by individual physicians, physicians’ practices, hospitals, dentists, and pharmacies to locate the sources of fraud. After a suspicious source of claims is identified, our real-time analytic solutions investigate each claim individually for particular violations, including upcoding, multiple billings, services claimed but not rendered, and billing by unlicensed providers. By finding the individual claims with the most cost-recovery potential and also minimizing the number of false-positive indications of fraud, we enable the special investigation units of healthcare payors to efficiently control their claims costs while maintaining high levels of customer service to their insureds. We also offer web-based reporting tools that let payors take definitive action to prevent overpayments or payment of fraudulent claims. The tools provide the documentation that helps to identify, investigate and prevent abusive and fraudulent activity by providers.
We provide enterprise analytics and reporting systems to health insurers, provider organizations and self-insured employers. Those organizations use our healthcare business intelligence solutions to review their data, including information on claims, membership, providers and utilization, and provide cost trends, forecasts and actuarial, financial and utilization analyses. For example, our solutions allow our customers to predict medical costs and improve the financing and organization of health services. Our predictive models help our customers identify high-cost cases for care-and disease-management intervention, compare providers adjusting for differences in health, predict resource use for individuals and populations, establish health-based and performance-based payments, negotiate payments and incentives, negotiate premium rates, and measure return on investment. We also provide our customers healthcare services using complex clinical analyses to uncover reasons behind cost and utilization increases. Physicians and hospitals are adopting and acquiring new technologies, drugs and devices more rapidly than ever before. We provide financial and actuarial analyses, clinical, technical and implementation services and training services to help our customers manage costs and risks to their practices.
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
Specialized Markets
We help businesses and governments better anticipate and manage climate-and weather-related risks. We prepare certain agencies and companies to anticipate, manage, react to and profit from weather and climate related risk. We serve our clients by providing state-of-the-art research, development and analysis delivered in reports, databases and software solutions. We are dedicated to the advancement of scientific understanding of the atmospheric, climate and weather, ocean, and planetary sciences. Through research conducted by our in-house scientific staff, and often in collaboration with world-renowned scientists at academic and other research institutions, we have developed analytical tools to help measure and observe the properties of the environment and to translate these measurements into useful information to take action. In 2013, we formed the Verisk Climate division in response to customers' needs for new solutions to manage enterprise climate and environmental risks.
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
Our Growth Strategy
Over the past five years, we have grown our revenues at a CAGR of 15.1% through the successful execution of our business plan. These results reflect strong organic revenue growth, new product development and acquisitions. We have made, and continue to make, investments in people, data sets, analytic solutions, technology, and complementary businesses. The key components of our strategy include:
Increase Solution Penetration with Customers.    We expect to expand the application of our solutions in insurance customers’ internal risk and underwriting processes. Building on our deep knowledge of, and embedded position in, the insurance industry, we expect to sell more solutions to existing customers tailored to individual insurance segments. By increasing the breadth and relevance of our offerings, we believe we can strengthen our relationships with customers and increase our value to their decision making in critical ways. We also have opportunities to expand solution penetration in our health and financial services customers.
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
Leverage Our Intellectual Capital to Expand into Adjacent Markets and New Customer Sectors.    Our organization is built on over four decades of intellectual property in risk management. We believe we can continue to profitably expand the use of our intellectual capital and apply our analytic methods in new markets, where significant opportunities for long-term growth exist. We also continue to pursue growth through targeted international expansion. We have already demonstrated the effectiveness of this strategy with our expansion into healthcare and non-insurance financial services.
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
Decision Analytics Customers
In the Decision Analytics segment, we provide our P&C insurance solutions to the majority of the P&C insurers in the U.S. Specifically, our claims database serves thousands of customers, representing over 90% of the P&C insurance industry by premium volume, 27 state workers’ compensation insurance funds, 531 self-insurers, 425 third-party administrators, several state fraud bureaus, and many law-enforcement agencies involved in investigation and prosecution of insurance fraud. We estimate that about 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. In the U.S. healthcare industry, our customers include 9 of the top 10 health plan providers. Our customers included 24 of the top 25 credit card issuers in North America and United Kingdom.
Our Competitors
We believe no single competitor currently offers the same scope of services and market coverage we provide. The breadth of markets we serve exposes us to a broad range of competitors as described below. Businesses that we acquire may introduce us to additional competitors.
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
Competitors for our property-specific rating and underwriting information are primarily limited to a number of regional providers of commercial property inspections and surveys, including Overland Solutions, Inc. and Regional Reporting, Inc. We also compete with a variety of organizations that offer consulting services, primarily specialty technology and consulting firms. In addition, a customer may use its own internal resources rather than engage an outside firm for these services. Our competitors also include information technology product and services vendors, management and strategy consulting firms including Deloitte Consulting LLP, and smaller specialized information technology firms and analytical services firms including Pinnacle Consulting and EMB, a unit of Towers Watson.
Decision Analytics Competitors
In the P&C insurance claims market and catastrophe modeling market, certain products are offered by a number of companies, including Risk Management Solutions (catastrophe modeling) and CoreLogic, LexisNexis Risk Solutions (loss histories and motor vehicle records for personal lines underwriting), Decision Insight or MSB (property value and claims estimator), and Solera (personal automobile underwriting). We believe that our P&C insurance industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against these competitors with more limited offerings. In the healthcare market, certain products are offered by a number of companies, including Computer Sciences Corporation (evaluation of bodily injury and workers’ compensation claims), Fair Isaac Corporation (workers’ compensation and healthcare claims cost containment) and OptumInsight, McKesson, Truven Health Analytics, Inovalon, and iHealth (healthcare predictive modeling and business intelligence). Competitive factors include application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and price.

Development of New Solutions
We take a market-focused team approach to developing our solutions. Our operating units are responsible for developing, reviewing and enhancing our various products and services. Our data management and production team designs and manages our processes and systems for market data procurement, proprietary data production and quality control. Our Joint Development Environment, or JDE, and Enterprise Data Management, or EDM, teams support our efforts to create new information and products from available data and explores new methods of collecting data. EDM is focused on understanding and documenting business-unit and corporate data assets and data issues; sharing and combining data assets across the enterprise; creating an enterprise data strategy; facilitating research and product development; and promoting cross-enterprise communication. Our Verisk Innovative Analytics, or VIA, team is a corporate center of excellence for analytical methods in applying modeling techniques to predict risk outcomes.
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
We also add to our offerings through an active acquisition program. Since 2009, we have acquired twelve businesses, which have allowed us to enter new markets, offer new solutions and enhance the value of existing services with additional proprietary sources of data.
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
Sales, Marketing and Customer Support
We sell our products and services primarily through direct interaction with our clients. We employ a three-tier sales structure that includes salespeople, product specialists and sales support. As of December 31, 2013, we had a sales force of 285 people. Within the company, several areas have sales teams that specialize in specific products and services. These specialized sales teams sell specific, highly technical product sets to targeted markets in coordination with account management.
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
Sources of our Data
The data we use to perform our analytics and power our solutions are sourced through seven different kinds of data arrangements. First, we gather data from our customers within agreements that also permit our customers to use the solutions created upon their data. These agreements remain in effect unless the data contributor chooses to opt out and represent our primary method of data gathering. It is very rare that contributors elect not to continue providing us data. Second, we have agreements with data contributors in which we specify the particular uses of their data and provide to the data contributors their required levels of privacy, protection of data and where necessary de-identification of data. These agreements represent no cost to us and generally feature a specified period of time for the data contributions and require renewal. Third, we “mine” data found inside the transactions supported by our solutions; as an example, we utilize the claims settlement data generated inside our repair cost estimating solution to improve the cost factors used in our models. Again, these arrangements represent no cost to us and we obtain the consent of our customers to make use of their data in this way. Fourth, we source data generally at no cost from public sources including federal, state and local governments. Fifth, we gather data about the physical characteristics of commercial properties through the direct observation of our field staff that also perform property surveys at the request of, and facilitated by, property insurers. Sixth, we purchase data from data aggregators under contracts that reflect prevailing market pricing for the data elements purchased, including county tax assessor records, descriptions of hazards such as flood plains and professional licenses. Lastly, we retrieve medical records from facilities and provider locations at prevailing market prices under agreements between our insurer customers and their provider networks. In all our modes of data collection, we are the owners of whatever derivative solutions we create using the data. Our costs for data received from our customers were 1.3% and 1.4% of revenues for the years ended December 31, 2013 and 2012, respectively.
Information Technology
Technology
Our information technology systems are fundamental to our success. They are used for the storage, processing, access and delivery of the data which forms the foundation of our business and the development and delivery of our solutions provided to our clients. Much of the technology we use and provide to our customers is developed, maintained and supported by approximately 1,289 employees. We generally own or have secured ongoing rights to use for the purposes of our business all the customer-facing applications which are material to our operations. We support and implement a mix of technologies, focused on implementing the most efficient technology for any given business requirement or task.
Data Centers
We have two primary data centers in Jersey City, New Jersey and Orem, Utah creating redundancy and back-up capabilities. In addition, we have data centers dedicated to certain business units, located in other states.
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
Employees
As of December 31, 2013, we employed 6,368 full-time and 727 part-time employees. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Our employees include over 190 actuarial professionals, including 49 Fellows and 25 Associates of the Casualty Actuarial Society, as well as 158 Chartered Property Casualty Underwriters, 18 Certified and 23 Associate Insurance Data Managers, and 530 professionals with advanced degrees, including PhDs in mathematics and statistical modeling who review both the data and the models.
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
Available Information
We maintain an Investor Relations website on the Internet at investor.verisk.com. We make available free of charge, on or through this website, our annual, quarterly, and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, click on the “Financial Information” — “SEC" link found on our Investor Relations homepage. Verisk trades on the NASDAQ Global Select Market under the ticker symbol “VRSK.” Our stock was first publicly traded on October 7, 2009.
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
You should carefully consider the following risks and all of the other information set forth in this annual report on Form 10-K before deciding to invest any of our securities. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our securities including our Class A common stock could decline due to any of these risks, and you may lose all or part of your investment.
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
Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2013, approximately 47.4% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, invoices for certain of our solutions are linked in part to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions.
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
A downturn in the insurance industry, filing pressure or lower acceptance of our solutions by the insurance industry could result in a decline in revenues from that industry and have a material adverse effect on our financial condition, results of operations and cash flows.
Acquisitions could result in operating difficulties, dilution and other harmful consequences, and we may not be successful in achieving growth through acquisitions.
Our long-term business strategy includes growth through acquisitions. Future acquisitions may not be completed on acceptable terms and acquired assets, data or businesses may not be successfully integrated into our operations, and we may ultimately divest unsuccessful acquirees. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things:

•
failing to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies;

•	paying more than fair market value for an acquired company or assets;

•	failing to integrate the operations and personnel of the acquired businesses in an efficient, timely manner;

•	assuming potential liabilities of an acquired company;

•	managing the potential disruption to our ongoing business;

•	distracting management focus from our core businesses;

•	failing to retain management at acquired company;

•	difficulty in acquiring suitable businesses, including challenges in predicting the value an acquisition will ultimately contribute to our business;

•	possibility of overpaying for acquisitions, particularly those with significant intangible and those that assets derive value using novel tools and/or are involved in niche markets;

•	impairing relationships with employees, customers, and strategic partners;

•	incurring expenses associated with the amortization of intangible assets particularly for intellectual property and other intangible assets;

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
We typically fund our acquisitions through our debt facilities. Although we have capacity under committed facilities, those may not be sufficient. Therefore, future acquisitions may require us to obtain additional financing through debt or equity, which may not be available on favorable terms or at all.
In addition, to the extent we cannot identify or consummate acquisitions that are complementary or otherwise attractive to our business, we may experience difficulty in achieving future growth.
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
Our growth and success depends upon our ability to develop and sell new solutions. If we are unable to develop new solutions, or if we are not successful in introducing and/or obtaining regulatory approval or acceptance for new solutions, or products we develop face sufficient pricing pressure to make them unattractive to pursue,we may not be able to grow our business, or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new solutions may affect market acceptance of our solutions and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new solutions, primarily due to difficulties in developing models, acquiring data and adapting to particular operating environments. Errors or defects in our solutions that are significant, or are perceived to be significant, could result in rejection of our solutions, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims.
We will continue to rely upon proprietary technology rights, and if we are unable to protect them, our business could be harmed.
Our success depends, in part, upon our intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. This protection of our proprietary technology is limited, and our proprietary technology could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Business we acquire also often involve intellectual property portfolios, which increase the challenges we face in protecting our strategic advantage. Any disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. Our protection of our intellectual property rights in the United States or abroad may not be adequate and others, including our competitors, may use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could harm our business, financial condition, results of operations and cash flows.
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
Because personal, public and non-public information is stored in some of our databases, we are vulnerable to government regulation and adverse publicity concerning the use of our data. We provide many types of data and services that already are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Driver’s Privacy Protection Act, Health Insurance Portability and Accountability Act, the European Union’s Data Protection Directive, the Dodd Frank Wall Street Reform and Consumer Protection Act and to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe that the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Similar initiatives are under way in other countries in which we do business or from which we source data. The following legal and regulatory developments also could have a material adverse effect on our business, financial position, results of operations or cash flows:

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
In addition, customers’, employees’ or other’s misuse of and/or gaining unpermitted access to or failure to properly secure our information or services could cause harm to our business and reputation and result in loss of customers. Any such misappropriation and/or misuse of or failure to properly secure our information could result in us, among other things, being in breach of certain data protection and related legislation.
A security or privacy breach may affect us in the following ways:

•	deterring customers from using our solutions;

•	deterring data suppliers from supplying data to us;

•	harming our reputation;

•	exposing us to liability;

•	increasing operating expenses to correct problems caused by the breach;

•	affecting our ability to meet customers’ expectations; and/or

•	causing inquiry from governmental authorities.
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
Some markets in which we operate or which we believe may provide growth opportunities for us are highly competitive, and are expected to remain highly competitive. We compete on the basis of quality, customer service, product and service selection and price. Our competitive position in various market segments depends upon the relative strength of competitors in the segment and the resources devoted to competing in that segment. Due to their size, certain competitors may be able to allocate greater resources to a particular market segment than we can. As a result, these competitors may be in a better position to anticipate and respond to changing customer preferences, emerging technologies and market trends. In addition, new competitors and alliances may emerge to take market share away, and as we enter into new lines of business, due to acquisition or otherwise, we face competition from new players with different competitive dynamics. We may be unable to maintain our competitive position in our market segments, especially against larger competitors. We may also invest further to upgrade our systems in order to compete. If we fail to successfully compete, our business, financial position and results of operations may be adversely affected.

Our contemplated acquisition of Eagleview Technology Corporation will increase our leverage; in addition, we may not realize the expected benefits of the acquisition.
On January 14, 2014, we announced the signing of an agreement to acquire Eagleview Technology Corporation ('EVT'), the closing of which is subject to shareholder and regulatory approvals. In order to finance the acquisition we expect to incur approximately $475 million of indebtedness under our lending credit facility. Upon closing of the transaction, our total debt will increase to approximately $1,756 million and our leverage ratio (debt to EBITDA (last twelve months proforma)) will increase from 1.60 to approximately 2.15. Our increased leverage resulting from the EVT acquisition could adversely affect our business. In particular, it could increase our vulnerability to sustained adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. In addition we may fail to realize the expected benefits of the acquisition.
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
Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. Members of our senior management operating team have been with us for an average of over 18 years.
However, we do not have employee contracts with the members of our senior management operating team. If we lose key members of our senior management operating team, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this may have a material adverse effect on our business, results of operations and financial condition.
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
We participate in businesses (particularly insurance-related businesses and services) that are subject to substantial litigation, including antitrust and consumer protection litigation. In addition our insurance specialists are in the business of providing advice on standard contract terms, which if challenged could expose us to substantial reputational harm and possible liability. We are subject to the provisions of a 1995 settlement agreement in an antitrust lawsuit brought by various state Attorneys General and private plaintiffs which imposes certain constraints with respect to insurer involvement in our governance and business. We currently are defending against putative class action lawsuits in which it is alleged that certain of our subsidiaries failed to comply with the Fair Credit Reporting Act and related obligations. See “Item 3. Legal Proceedings.” Our failure to successfully defend or settle such litigation could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenues and profitability. Given the nature of our business, we may be subject to similar litigation in the future. Even if the direct financial impact of such litigation is not material, settlements or judgments arising out of such litigation could include further restrictions on our ability to conduct business, including potentially the elimination of entire lines of business, which could increase our cost of doing business and limit our prospects for future growth.
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
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive. As of December 31, 2013, our ten largest shareholders owned 46.4% of our Class A common stock including 8.9% of our Class A common stock owned by our Employee Stock Ownership Plan or ESOP. Such stockholders are able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.
Pursuant to our equity incentive plans, options to purchase approximately 8,947,727 shares of Class A common stock were outstanding as of February 21, 2014. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.
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

Item 1B.	Unresolved Staff Comments
Not Applicable.

Item 2.	Properties
Our headquarters are in Jersey City, New Jersey. As of December 31, 2013, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	390,991	May 31, 2021
South Jordan, Utah	105,926	August 31, 2015
Orem, Utah	89,172	December 31, 2017
Boston, Massachusetts	69,806	November 30, 2020
North Reading, Massachusetts	41,200	June 30, 2015
We also lease offices in 21 states in the United States, and offices outside the United States to support our international operations in Brazil, Canada, China, Denmark, England, Germany, India, Israel, Japan, Nepal, and Singapore.
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
Intellicorp Records, Inc. Litigation and iiX Litigation
On April 20, 2012, we were served with a class action complaint filed in Alameda County Superior Court in California naming our subsidiary Intellicorp Records, Inc. (“Intellicorp”) titled Jane Roe v. Intellicorp Records, Inc. The complaint alleged violations of the Fair Credit Reporting Act (“FCRA”) and claimed that Intellicorp failed to implement reasonable procedures to assure maximum possible accuracy of the adverse information contained in the background reports, failed to maintain strict procedures to ensure that criminal record information provided to employers is complete and up to date, and failed to notify class members contemporaneously of the fact that criminal record information was being provided to their employers and prospective employers. Intellicorp removed the case to the United States District Court of the Northern District of California. The California Court later granted Intellicorp’s motion to transfer the case, which is now pending in the United States District Court for the Northern District of Ohio. On October 24, 2012 plaintiffs served their First Amended Complaint (the “Roe Complaint”) alleging a nationwide putative class action on behalf of all persons who were the subject of a Criminal SuperSearch or other “instant” consumer background report furnished to a third party by Intellicorp for employment purposes, and whose report contained any negative public record of criminal arrest, charge, or conviction without also disclosing the final disposition of the charges during the five (5) years preceding the filing of this action through the date class certification is granted. The Roe Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees. On February 4, 2013, the Court granted plaintiffs’ motion to amend the Roe Complaint to eliminate the named plaintiff’s individual claim for compensatory damages. This amendment did not change the breadth or scope of the request for relief sought on behalf of the proposed class. Plaintiffs later amended their class definition in their motion for class certification to include only those consumers whose (1) Criminal SuperSearch returned results, but Single County search returned no result; (2) Criminal SuperSearch returned one or more criminal charges without a disposition, but the Single County search returned a disposition other than “conviction” or “guilty” and (3) Criminal SuperSearch returned a higher level of offense

(felony or misdemeanor) for one or more criminal charges than the Single County search (misdemeanor or infraction.) This amendment reduces the size of the potential class, but does not alter the time period for which the plaintiffs seek to certify a class or the scope of the request for relief sought on behalf of the proposed class. Plaintiffs’ motion for class certification was fully submitted on March 18, 2013 and oral argument was heard by Judge Gwin on June 27, 2013.
On November 1, 2012, we were served with a complaint filed in the United States District Court for the Northern District of Ohio naming our subsidiary Intellicorp Records, Inc. titled Michael R. Thomas v. Intellicorp Records, Inc. On January 7, 2013 plaintiff served its First Amended Complaint (the “Thomas Complaint”) to add Mark A. Johnson (the plaintiff in the Johnson v. iiX matter described below) as a named plaintiff. The Thomas Complaint alleges a nationwide putative class action for violations of FCRA on behalf of “[a]ll natural persons residing in the United States (a) who were the subject of a report sold by Intellicorp to a third party, (b) that was furnished for an employment purpose, (c) that contained at least one public record of a criminal conviction or arrest, civil lien, bankruptcy or civil judgment, (d) within five years next preceding the filing of this action and during its pendency, and (e) to whom Intellicorp did not place in the United States mail postage-prepaid, on the day it furnished any part of the report, a written notice that it was furnishing the subject report and containing the name of the person that was to receive the report.” The Thomas Complaint proposes an alternative subclass as follows: “[a]ll natural persons residing in Ohio or Tennessee (a) who were the subject of a report sold by Intellicorp to a third party, (b) that was furnished for an employment purpose, (c) that contained at least one public record of a criminal conviction or arrest, civil lien, bankruptcy or civil judgment, (d) within five years next preceding the filing of this action and during its pendency, (e) when a mutual review of the record would reveal that the identity associated with the public record does not match the identity of the class member about whom the report was furnished, and (f) to whom Intellicorp did not place in the United States mail postage pre-paid, on the day it furnished any part of the report, a written notice that it was furnishing the subject report and containing the name of the person that was to receive the report.” Similar to the Roe action, the Thomas Complaint alleges that Intellicorp violated the FCRA, asserting that Intellicorp violated section 1681k(a)(1) of the FCRA because it failed to provide notice to the plaintiffs “at the time” the adverse public record information was reported. The named plaintiffs also allege individual claims under section 1681e(b) claiming that Intellicorp failed to follow reasonable procedures to assure maximum possible accuracy in the preparation of the consumer report it furnished pertaining to plaintiffs. The Thomas Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees, as well as compensatory and punitive damages on behalf of the named plaintiffs.
On January 3, 2013, we received service of a complaint filed in the United States District Court for the Southern District of Ohio naming our subsidiary Insurance Information Exchange (“iiX”) titled Mark A. Johnson v. Insurance Information Exchange, LLC (the “Johnson Complaint”). The Johnson Complaint alleges a nationwide putative class action on behalf of “[a]ll natural persons residing in the United States who were the subject of a consumer report prepared by iiX for employment purposes within five (5) years prior to the filing of this Complaint and to whom iiX did not provide notice of the fact that public record information which is likely to have an adverse effect upon the consumer’s ability to obtain employment, is being reported by iiX, together with the name and address of the person to whom such information is being reported at the time such public record information is reported to the user of such consumer report.” Similar to the Thomas matter, the Johnson Complaint alleges violations of section 1681k(a) of the FCRA claiming that iiX failed to notify customers contemporaneously that criminal record information was provided to a prospective employer and failed to maintain strict procedures to ensure that the information reported is complete and up to date. The Johnson Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees.
On October 18, 2013, the parties filed a Stipulation of Settlement resolving the Roe, Thomas and Johnson matters which Judge Gwin approved on October 29, 2013 subject to a hearing on Final Approval. The Stipulation of Settlement provides for a payment of $18.6 million all of which is to be provided by insurance. Accordingly, if the Stipulation of Settlement is approved at the hearing on Final Approval, the settlement of these matters is not expected to have a material adverse effect on us.
Interthinx, Inc. Litigation
On May 13, 2013, we were served with a putative class action titled Celeste Shaw v. Interthinx, Inc., Verisk Analytics, Inc. and Jeffery Moyer filed in the United States District Court for the District of Colorado on behalf of all fraud detection employees who have worked for Interthinx for the last three years in Colorado and nationwide and who were classified as exempt employees. On September 12, 2013 the plaintiffs filed a First Amended Complaint titled Celeste Shaw and Judith Verheecke v. Interthinx, Inc.,Verisk Analytics, Inc. and Jeffery Moyer (the “Amended Complaint”). The Amended Complaint adds a Missouri class representative and similarly claims that the fraud detection employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. It pleads four causes of action against defendants: (1) Collective Action under section 216(b) of the Fair Labor Standards Act for unpaid overtime (nationwide class); (2) Fed. R. Civ. P. 23 class action under the Colorado Wage Act and Wage Order for unpaid overtime (Colorado class); (3) Fed. R. Civ. P. 23 class action under the Missouri Ann. Stat. section 290.500 et seq. for unpaid overtime (Missouri class) and (4) Fed. R. Civ. P. 23 class action under Colorado Wage Act for unpaid commissions/

nondiscretionary bonuses (Colorado class). The complaint seeks compensatory damages, penalties that are associated with the various statutes, declaratory and injunctive relief, interest, costs and attorneys’ fees.
On July 2, 2013, we were served with a putative class action titled Shabnam Shelia Dehdashtian v. Interthinx, Inc. and Verisk Analytics, Inc. in the United States District Court for the Central District of California. The plaintiff, Shabnam Shelia Dehdashtian, a former mortgage auditor at our subsidiary Interthinx, Inc. in California, filed the class action on behalf of all persons who have been employed by Interthinx as auditors, mortgage compliance underwriters and mortgage auditors nationwide claiming that the defendants failed to pay overtime compensation, to provide rest and meal periods, waiting time penalties and to provide accurate wage statements to the plaintiffs as required by federal and California law. On August 30, 2013 plaintiff filed her First Amended Complaint (the “Amended Complaint”) adding Medhat Gareeb, a former mortgage auditor, as a plaintiff, limiting the alleged FLSA violations to individual claims and proceeding with the California class action on behalf of all persons who have been employed by defendants as auditors, mortgage compliance underwriters and mortgage auditors in California at any time starting 4 years prior to filing of the initial complaint until trial. The Amended Complaint pleads seven causes of action against defendants: (1)  Failure to pay overtime compensation in violation of the FLSA for the individual named plaintiffs only; (2) Failure to pay overtime compensation in violation of Cal. Lab. Code sections 510, 1194 and 1198 and IWC Wage Order No. 4; (3) Failure to pay waiting time penalties in violation of Cal. Lab. Code sections 201-203; (4) Failure to provide itemized wage statements in violation of Cal. Lab. Code section 226 and IWC Order No. 4; (5) Failure to provide and or authorize meal and rest periods in violation of Cal. Lab. Code section 226.7 and IWC Order No. 4; (6) Violation of California Business and Professions Code sections 17200, et seq; and (7) a Labor Code Private Attorney General Act (PAGA) Public enforcement claim, Cal. Lab. Code section 2699 (California class). The complaint seeks compensatory damages, penalties that are associated with the various statutes, equitable and injunctive relief, interest, costs and attorneys’ fees.
On October 14, 2013, we received notice of a claim titled Dejan Nagl v. Interthinx Services, Inc. filed in the California Labor and Workforce Development Agency. The claimant, Dejan Nagl, a former mortgage auditor at our subsidiary Interthinx, Inc. in California, filed the claim on behalf of himself and all current and former individuals employed in California as auditors by Interthinx, Inc. for violations of the California Labor Code and Wage Order. This administrative action was later dismissed by the California Labor and Workforce Development Agency without any further investigation or findings. On November 7, 2013 Dejan Nagl filed a class action complaint in the California Superior Court in Los Angeles County in an action titled Dejan Nagl v. Interthinx, Inc. in which he alleges on behalf of himself and other auditors the following causes of action: (1) Failure to provide rest breaks and meal periods in violation of Lab. Code sections 226.7, 514 and 1198; (2) Failure to pay overtime wages in violation of Lab. Code sections 510 and 1194; (3) Violation of California Business and Professions Code sections 17200, et seq; (4) Failure to provide accurate wage statements in violation of Lab. Code section 226; (5) Failure to timely pay wages for violations of Lab. Code sections 201- 203. The claim seeks compensatory damages and penalties that are associated with the various statutes, costs and attorneys’ fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, these matters.
Mariah Re Litigation
On July 8, 2013, we were served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Mariah Re LTD. v. American Family Mutual Insurance Company, ISO Services, Inc. and AIR Worldwide Corporation, which was amended by the plaintiff on October 18, 2013 (the “Amended Complaint”). Plaintiff Mariah is a special purpose vehicle established to provide reinsurance to defendant American Family Insurance. Mariah entered into contracts with our ISO Services, Inc. and AIR Worldwide Corporation subsidiaries, pursuant to which, among other things, Mariah (i) licensed the right to utilize information published in Catastrophe Bulletins issued by the Property Claims Services division of ISO Services, Inc. and (ii) engaged AIR Worldwide Corporation as Calculation Agent to compute certain reinsured losses. The Amended Complaint alleges the following causes of action: (1) breach of contract against ISO Services, Inc. and AIR Worldwide Corporation; (2) unjust enrichment against American Family; (3) conversion against American Family; (4) tortious interference with contract against American Family; (5) declaratory judgment against all defendants and (6) specific performance against all defendants. The Amended Complaint seeks declaratory relief, specific performance, restitution, monetary damages and attorneys’ fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.
MediConnect Global, Inc. Litigation
On October 11, 2013, we were served with a summons and complaint in an action titled Naveen Trehan v. MediConnect Global, Inc., Amy Anderson and Verisk Health, Inc. filed on October 9, 2013 in the United States District Court for the District of Utah. The complaint, brought by a former minority shareholder of our subsidiary, MediConnect Global, Inc., alleges four causes of action: (1) breach of fiduciary duty against MediConnect and Amy Anderson for failure to disclose our interest in acquiring, merging with or investing in MediConnect prior to the buyout of his shares; (2) fraud against  Amy Anderson and MediConnect for intentionally providing false information to plaintiff with the purpose of inducing him to agree to sell his shares at an artificially low price; (3) negligent misrepresentation against Amy Anderson and MediConnect for their negligent failure to discover and disclose our interest in acquiring MediConnect prior to the buyout of plaintiff’s shares and (4) a violation of SEC Rule 10b-5 against Amy Anderson and MediConnect for defrauding plaintiff and failing to disclose material information in connection with the sale of securities.  The complaint seeks joint and several recovery from Amy Anderson and MediConnect for compensatory damages, punitive damages, and disgorgement of all profits earned through the investment of plaintiff’s funds, attorneys’ fees, interest and an order from the court that plaintiff’s funds be held in a constructive trust.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.
Insurance Services Office, Inc. Litigation
In October 2013, we were served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Laurence J. Skelly and Ellen Burke v. Insurance Services Office, Inc. and the Pension Plan for Insurance Organizations.  The plaintiffs, former employees of our subsidiary Insurance Services Office, Inc., or ISO, bring the action on their own behalf as participants in the Pension Plan for Insurance Organizations and on the behalf of similarly situated participants of the pension plan and ask the court to declare that a certain amendment to the pension plan as of December 31, 2001, which terminated their right to calculate and define the value of their retirement benefit under the pension plan based on their compensation levels as of immediately prior to their “retirement” (the “Unlawful Amendment”), violated the anti-cutback provisions and equitable principles of ERISA. The First Amended Class Action Complaint ( the “ Amended Complaint”) alleges that (1) the Unlawful Amendment of the pension plan violated Section 502(a)(1)(B) of ERISA as well as the anti-cutback rules of ERISA Section 204(g) and Section 411(d)(6) of the Internal Revenue Code; (2) ISO’s failure to provide an ERISA 204(h) notice in a manner calculated to be understood by the average pension plan participant was a violation of  Sections 204(h) and 102(a) of ERISA and (3) the Living Pension Right was a contract right under ERISA common law and that by terminating that right through the Unlawful Amendment ISO violated plaintiffs’ common law contract rights under ERISA. The Amended Complaint seeks declaratory, equitable and injunctive relief enjoining the enforcement of the Unlawful Amendment and ordering the pension plan and ISO retroactive to the date of the Unlawful Amendment to recalculate the accrued benefits of all class members, indemnification from ISO to the pension plan for costs and contribution requirements related to voiding the Unlawful Amendment, bonuses to the class representatives, costs and attorney’s fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.
On April 9, 2013 our subsidiary ISO was served with a First Amended Petition and Request for Disclosure filed in the District Court of Dallas County, Texas in an action titled Sidah Garner v. Nationwide Mutual Insurance Company, Carfax, Inc., General and Import Motors, Porschea Nicole Kendall, Daniel Scott Hayward and Insurance Services Office, Inc. Thereafter, on June 5, 2013 and August 16, 2013 plaintiff served its Second Amended Petition and Third Amended Petition (“the Amended Petition”) on defendants. This action arises from a car accident on June 6, 2011 in which the plaintiff was critically injured. At the time of the accident the plaintiff was in the passenger seat of a 2004 Mazda, which the plaintiff alleges was previously involved in a total loss rollover collision on April 25, 2006.  The Amended Petition alleges that at the time of the April 2006 accident the Mazda was insured by Nationwide which failed to issue a Texas Salvage Title and that ISO was to provide the crash information to vehicle reporting services, including the defendant Carfax. It further alleges that the Mazda was rebuilt and auctioned through a multi-state salvage reseller and sold to defendant Kendall (the driver) and that prior to purchase Kendall consulted Carfax’s Vehicle History Report which guaranteed no problem with the Mazda’s title and that it was not “junk,” neither “salvage nor rebuilt.”  As a result, the Amended Petition alleges that Carfax’s report was in error and it sets forth a claim for negligence, negligent misrepresentation, gross negligence, strict liability, breach of contract and fraud against defendants Nationwide Insurance, Carfax and ISO in addition to the negligence claims against defendants General and Import Motors and Kendall and Hayward. It seeks actual damages, pain and suffering, loss of past and future earnings, past and future impairment and disfigurement, costs and interest from all defendants and exemplary damages from Nationwide, ISO and Carfax.  The court denied the summary judgment motions of ISO and Nationwide on December 19, 2013 and January 6, 2014, respectively and granted the summary judgment motion of Carfax on January 27, 2014. Trial is scheduled to commence on March 3, 2014.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. Our common stock was first publicly traded on October 7, 2009. As of February 21, 2014, the closing price of our Class A common stock was $65.53 per share, as reported by the NASDAQ Global Select Market. As of February 21, 2014, there were approximately 28 Class A stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders for Class A, because a large portion of Class A common stock is held in “street name” by brokers. We converted all Class B shares to Class A shares in 2011 and currently have no outstanding Class B shares.
We have not paid or declared any cash dividends on our Class A common stock during the two most recent fiscal years and we currently do not intend to pay dividends on our Class A common stock. We do have a publicly announced share repurchase plan and have repurchased 34,420,219 shares since our IPO. As of December 31, 2013, we had 376,545,111 shares of treasury stock.
The following table shows the quarterly range of the closing high and low per share sales prices for our common stock as reported by the NASDAQ Global Select Market for the years ending December 31:

	2013		2012
	High	Low	High	Low
Fourth Quarter	$68.74	$61.27	$51.35	$45.95
Third Quarter	$66.53	$60.47	$50.94	$46.39
Second Quarter	$61.29	$57.70	$49.43	$46.34
First Quarter	$61.62	$52.98	$47.33	$38.98
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
COMPARISON OF CUMULATIVE TOTAL RETURN
Assumes $100 Invested on October 07, 2009
Assumes Dividend Reinvested
Fiscal Year Ended December 31, 2013

Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during 2013.
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program, or Repurchase Program, up to $1. 2 billion, of which $165.3 million remains available as of December 31, 2013. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Our shares repurchased for the quarter ended December 31, 2013 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1, 2013 through October 31, 2013	253,676	$65.33	253,676	$265,539
November 1, 2013 through November 30, 2013	1,144,344	$63.13	1,144,344	$193,296
December 1, 2013 through December 31, 2013	426,970	$65.68	426,970	$165,253
	1,824,990		1,824,990

Item 6.	Selected Financial Data
The following selected historical financial data should be read in conjunction with, and are qualified by reference to, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements that are not included in this annual report on Form 10-K. Results for the year ended December 31, 2013 are not necessarily indicative of results that may be expected in any other future period.
Between January 1, 2009 and December 31, 2013 we acquired 12 businesses, which may affect the comparability of our consolidated financial statements. The amounts have been retroactively adjusted in all periods presented to give recognition to the discontinued operations of our mortgage services business. The following table sets forth our statement of operations for the years ended December 31:

	2013	2012	2011	2010	2009
	(In thousands, except for share and per share data)
Revenues:
Decision Analytics	$977,427	$828,342	$639,100	$461,743	$397,501
Risk Assessment	618,276	579,506	552,293	530,542	512,672
Revenues	1,595,703	1,407,848	1,191,393	992,285	910,173
Expenses:
Cost of revenues	622,523	516,708	440,979	376,270	413,800
Selling, general and administrative	228,982	220,068	199,495	157,596	154,746
Depreciation and amortization of fixed assets	66,190	46,637	40,135	35,835	34,292
Amortization of intangible assets	63,741	52,207	32,985	25,202	28,402
Acquisition related liabilities adjustment (1)	—	—	(3,364)	(544)	—
Total expenses	981,436	835,620	710,230	594,359	631,240
Operating income	614,267	572,228	481,163	397,926	278,933
Other income (expense):
Investment income	701	438	193	279	186
Realized (loss) gain on available-for-sale securities, net	(92)	(332)	686	95	(2,332)
Interest expense	(76,136)	(72,508)	(53,847)	(34,664)	(35,265)
Total other expense, net	(75,527)	(72,402)	(52,968)	(34,290)	(37,411)
Income before income taxes from continuing operations	538,740	499,826	428,195	363,636	241,522
Provision for income taxes	(196,426)	(182,363)	(165,739)	(148,235)	(129,029)
Income from continuing operations	342,314	317,463	262,456	215,401	112,493
Income from discontinued operations, net of tax (2)	6,066	11,679	20,302	27,151	14,121
Net income	$348,380	$329,142	$282,758	$242,552	$126,614
Basic net income per share
Income from continuing operations	$2.04	$1.91	$1.58	$1.21	$0.64
Income from discontinued operations	0.03	0.07	0.12	0.15	0.08
Basic net income per share	$2.07	$1.98	$1.70	$1.36	$0.72
Diluted net income per share
Income from continuing operations	$1.99	$1.85	$1.51	$1.16	$0.62
Income from discontinued operations	0.03	0.07	0.12	0.14	0.08
Diluted net income per share	$2.02	$1.92	$1.63	$1.30	$0.70
Weighted average shares outstanding:
Basic	168,031,412	165,890,258	166,015,238	177,733,503	174,767,795
Diluted	172,276,360	171,709,518	173,325,110	186,394,962	182,165,661

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance for the years ended December 31:

	2013	2012	2011	2010	2009
	(In thousands)
Other data:
EBITDA (3):
Decision Analytics EBITDA	$413,342	$379,655	$305,837	$240,623	$162,278
Risk Assessment EBITDA	346,931	316,260	287,050	268,817	208,791
EBITDA	$760,273	$695,915	$592,887	$509,440	$371,069
The following is a reconciliation of net income to EBITDA:
Net income	$348,380	$329,142	$282,758	$242,552	$126,614
Depreciation and amortization of fixed and intangible assets from continuing operations	129,931	98,844	73,120	61,037	62,694
Interest expense from continuing operations	76,136	72,508	53,847	34,664	35,265
Provision for income taxes from continuing operations	196,426	182,363	165,739	148,235	129,029
Depreciation, amortization, interest and provision for income taxes from discontinued operations	9,400	13,058	17,423	22,952	17,467
EBITDA	$760,273	$695,915	$592,887	$509,440	$371,069
The following table sets forth our consolidated balance sheet data as of the years ended December 31:

	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$165,801	$89,819	$191,603	$54,974	$71,527
Total assets	$2,504,451	$2,360,336	$1,541,106	$1,217,090	$996,953
Total debt (4)	$1,275,887	$1,461,425	$1,105,886	$839,543	$594,169
Stockholders’ equity (deficit) (5)	$547,589	$255,591	$(98,490)	$(114,442)	$(34,949)

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

(2)	As of December 31, 2013, we finalized our plans to sell our mortgage services business. See Note 10. of our consolidated financial statements included in this Annual Report Form 10-K.

(3)
EBITDA is the financial measure which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. In the second quarter of 2012, we changed our definition of EBITDA such that it only reflects the definition noted and no longer excludes investment income (loss) and realized gain (loss) on available-for-sale securities, net for all periods presented. In addition, this Management’s Discussion and Analysis includes references to EBITDA margin, which is computed as EBITDA divided by revenues from continuing and discontinued operations. See Note 18. of our consolidated financial statements included in this Annual Report Form 10-K.

Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations or cash flow from operating activities reported under GAAP. Management uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of company performance. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

▪	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

▪
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future and EBITDA does not reflect any cash requirements for such replacements; and

▪
Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure. Please note because EBITDA is calculated from net income, this presentation includes EBITDA from discontinued operations of our mortgage services business.

(4)	Includes capital lease obligations.

(5)
Subsequent to our corporate reorganization on October 6, 2009, share repurchases are recorded as treasury stock within stockholders’ equity (deficit), as we intend to reissue shares from treasury stock in the future. For the years ended December 31, 2013 and 2012, we repurchased $278.9 million and $162.6 million, respectively, of treasury stock.

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
We enable risk-bearing businesses to better understand and manage their risks and opportunities associated with those risks. We provide value to our customers by supplying proprietary data that, combined with our analytic methods, creates embedded decision support solutions. We are the largest aggregator and provider of data pertaining to U.S. property and casualty, or P&C, insurance risks. We offer solutions for detecting fraud in the U.S. P&C insurance, financial services and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to supply chain to health insurance.
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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 38.7% and 41.2% of our revenues for the years ended December 31, 2013 and 2012, respectively. Effective December 31, 2012, we combined the statistical agency and data services and actuarial services into industry-standard insurance programs within our Risk Assessment segment. Our Decision Analytics segment provides solutions our customers use to analyze the processes of the Verisk Risk Analysis Framework: Prediction of Loss, Detection and Prevention of Fraud, and Quantification of Loss. Effective December 31, 2011, we realigned the revenue categories within our Decision Analytics segment, including fraud identification and detection solutions, loss prediction solutions and loss quantification solutions, into four vertical market-related groupings of insurance, financial services, healthcare, and specialized markets. We believe that this enhances financial reporting transparency and helps investors better understand the themes within the Decision Analytics segment. Our Decision Analytics segment revenues represented approximately 61.3% and 58.8% of our revenues for the years ended December 31, 2013 and 2012, respectively.
In January 2014, we entered into an agreement to acquire 100% of the stock of Eagleview Technology Corporation (“EVT”), the parent company of Pictometry International Corp., and Eagle View Technologies, Inc. for a net cash purchase price of $650 million, which will be funded by the Company's operating cash and borrowings from our credit facility. EVT is a provider of geo-referenced aerial image capture and visual-centric data analytics and solutions to insurers, contractors, government, and commercial customers in the United States. This acquisition is expected to advance our position in the imagery analytics market, adding new municipal and commercial customers. The transaction is expected to support the aerial imagery solution development in our Decision Analytics segment. The parties expect the transaction to close by July 2014, subject to the completion of customary closing conditions, including receipt of regulatory and shareholder approvals. Once the acquisition is completed, we plan to include EVT in the insurance vertical of our Decision Analytics segment.

In February 2014, we entered into an agreement to sell our mortgage services business. The transaction is subject to regulatory approval and other customary closing conditions and is expected to close by March 31, 2014. From 2009 to 2011, the mortgage services business was in both Risk Assessment segment within the insurance services revenue category and Decision Analytics segment in the financial services revenue category. In 2012, we reclassified the appraisal mortgage tools from Risk Assessment to our Decision Analytics segment in the financial services revenue category. Therefore, in 2012 and 2013, the mortgage services business is within Decision Analytics segment. Results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2013 and for all prior periods presented. See Note 10 of our consolidated financial statements included in this Annual Report Form 10-K. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operations.
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
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For the years ended December 31, 2013 and 2012, 26.4% and 27.6% of our revenues, respectively, were derived from providing transactional solutions.

We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Approximately 88.2% and 87.1% of the revenues in our Risk Assessment segment for the years ended December 31, 2013 and 2012, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 64.4% and 62.1% of the revenues in our Decision Analytics segment, for the years ended December 31, 2013 and 2012, respectively, were derived from subscriptions and long-term agreements for our solutions.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 59.7% and 62.6% of our total expenses for the years ended December 31, 2013 and 2012, respectively include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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
Growth in property/casualty insurers’ direct written premiums is cyclical, with total industry premium growth receding from a peak of 14.7% in 2002 to a trough of negative 3.1% in 2009 and subsequently recovering to 4.4% in 2012 and 4.1% through nine-months 2013. Based on reports of firming in insurance markets, and assuming modest growth in the economy, we expect premium growth near recent rates through 2014. Growth or decline in premiums for the lines of insurance for which we perform services could positively or negatively affect our revenues, because premium growth can affect the volume of solutions as well as the number and types of solutions our customers buy. Also, we link the invoices of certain solutions in part to an individual customer’s premiums from prior years for a portion of our customers. The pricing for those solutions is fixed at the beginning of each calendar year. We have also signed multiyear contracts with certain customers, and for those customers, pricing is fixed at the beginning of each multiyear period.
Trends in catastrophe and noncatastrophe weather losses can have an effect on our customers’ profitability and therefore their appetite for buying analytics to help them manage their risks. The apparent increase in the frequency and severity of weather events that cause losses for insurers could lead to increased demand for our catastrophe modeling, catastrophe loss information, and repair cost solutions. A significant decrease in the number or severity of catastrophes could negatively affect our revenues. We also have a portion of our revenue related to the number of claims processed due to losses which can be impacted by seasonal storm activity.
The need by our customers to fight insurance fraud — both in claims and at policy inception — could lead to increased demand for our underwriting and claims solutions. Additionally, a significant change in insurers’ profitability could positively or negatively affect demand for our solutions.

Trends in the U.S. healthcare market can affect a portion of our revenues in the Decision Analytics segment. That market is undergoing significant change as the result of healthcare reform legislation. The specific trends we see affecting our current healthcare business include payment reform, expansion of insurance coverage, and efforts at cost containment. Payment reform will likely drive the market to value-based reimbursement and require healthcare providers to bear increased financial risk and responsibility for quality outcomes. The expansion of insurance eligibility will increase Medicaid rolls and promote participation in statewide health exchanges. And as the government seeks to control fraud, waste, and abuse, efforts to contain costs will likely become more prevalent. Although such changes have the potential to disrupt the healthcare marketplace, we believe the requirements for reform could increase demand for our analytic solutions in the areas of population management, quality measurement, Medicare Advantage revenue management and compliance, risk adjustment, and detection of prepayment fraud and abuse. We experience seasonality in our Medicare Advantage business tied to third and fourth quarters of our fiscal year, related to CMS deadlines.
Description of Acquisitions
We acquired six businesses since January 1, 2011. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods.
On December 20, 2012, we acquired the net assets of Insurance Risk Management Solutions, or IRMS. IRMS provided integrated property risk assessment technology underlying one of our GIS (geographic information system) underwriting solutions. At the end of 2012, this long-term contract (since 1992) with IRMS was expiring and precipitated a change in our business relationship. Instead of continuing forward with a new services agreement, we acquired the technology and service assets of IRMS as this will enable us to better manage, enhance and continue to use the solutions as part of our Risk Assessment segment. This acquisition had minimal revenue and operating expense impact for the year ending December 31, 2012, given the timing of the acquisition. See Note 9. to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchase allocation.
On August 31, 2012, we acquired Argus Information & Advisory Services, LLC, or Argus, a provider of information, competitive benchmarking, scoring solutions, analytics, and customized services to financial institutions and regulators in North America, Latin America, and Europe. Argus leverages its comprehensive payment data sets and provides proprietary solutions to a client base that includes credit and debit card issuers, retail banks and other consumer financial services providers, payment processors, insurance companies, and other industry stakeholders. Within our Decision Analytics segment, this acquisition enhances our position as a provider of data, analytics, and decision-support solutions to financial institutions globally. See Note 9. to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchase allocation.
On July 2, 2012, we acquired the net assets of Aspect Loss Prevention, LLC, or ALP, a provider of loss prevention and analytic solutions to the retail, entertainment, and food industries. Within our Decision Analytics segment, this acquisition further advances our position as a provider of data, crime analytics, and decision-support solutions. See Note 9. to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchase allocation.
On March 30, 2012, we acquired 100% of the stock of MediConnect Global, Inc., or MediConnect, a service provider of medical record retrieval, digitization, coding, extraction, and analysis. Within our Decision Analytics segment, MediConnect further supports our objective to be the leading provider of data, analytics, and decision-support solutions to the healthcare and property casualty industries. See Note 9. to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchase allocation.
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

Description of Discontinued Operations

In February 2014, we entered into an agreement to sell our mortgage services business, Interthinx, for a price of $155.0 million. The transaction is subject to regulatory approval and other customary closing conditions and is expected to close by March 31, 2014. Results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2013 and for all prior periods presented. See Note 10. of our consolidated financial statements included in this Annual Report Form 10-K.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Consolidated Results of Continuing Operations
Revenues
Revenues were $1,595.7 million for the year ended December 31, 2013 compared to $1,407.8 million for the year ended December 31, 2012, an increase of $187.9 million or 13.3%. In 2012, we acquired MediConnect, ALP, and Argus, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. MediConnect was included as a recent acquisition only for the first quarter of 2013; ALP was included as a recent acquisition in the first and second quarters of 2013; Argus was included as a recent acquisition in the first, second and third quarters of 2013 as full quarter comparable revenues did not exist until certain quarters of 2012 due to the timing of the acquisitions.
These recent acquisitions were within our Decision Analytics segment and provided an increase of $68.1 million in revenues for the year ended December 31, 2013. Excluding recent acquisitions, revenues increased $119.8 million or 8.5%, which included an increase in our Decision Analytics segment of $81.0 million or 9.8% and an increase in our Risk Assessment segment of $38.8 million or 6.7%. Revenue growth within Decision Analytics was primarily driven by increases in our healthcare revenue category and contributions from our insurance revenue category. Both categories, industry-standard insurance programs and property-specific rating and underwriting information, within Risk Assessment contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $622.5 million for the year ended December 31, 2013 compared to $516.7 million for the year ended December 31, 2012, an increase of $105.8 million or 20.5% . Recent acquisitions all within the Decision Analytics segment, accounted for an increase of $36.8 million in cost of revenues for the year ended December 31, 2013 which were primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $69.0 million or 13.4%. The increase was primarily due to increases in salaries and employee benefits cost of $36.6 million. Other increases include data costs and data processing fees of $17.7 million, information technology expense of $7.4 million, travel and travel related costs of $3.2 million and other operating costs of $4.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $229.0 million for the year ended December 31, 2013 compared to $220.1 million for the year ended December 31, 2012, an increase of $8.9 million or 4.1%. Recent acquisitions accounted for an increase of $3.8 million, which was primarily related to professional fees. Excluding costs associated with our recent acquisitions, SGA increased $5.1 million or 2.3%. The increase was primarily due to an increase in professional fees of $3.0 million, travel and travel related items of $0.8 million, salaries and employee benefits of $0.7 million, and other general and administrative expenses of $0.6 million.
The increase in salaries and benefits of $0.7 million includes an increase of $5.1 million in annual salaries increases, medical costs and commissions, offset by a decrease in our stock option expense of $4.1 million. Our stock option expense decreased as a result of lower accelerated vesting of equity awards granted to employees at age 62. Other decreases include a decrease in pension expense of $0.3 million, primarily due to our pension plan freeze.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $66.2 million for the year ended December 31, 2013 compared to $46.6 million for the year ended December 31, 2012, an increase of $19.6 million or 41.9%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.

Amortization of Intangible Assets
Amortization of intangible assets was $63.7 million for the year ended December 31, 2013 compared to $52.2 million for the year ended December 31, 2012, an increase of $11.5 million or 22.1%. The increase was primarily related to amortization of intangible assets associated with recent acquisitions of $16.0 million, partially offset by $4.5 million of amortization of intangible assets associated with prior acquisitions that have been fully amortized.
Investment Income and Realized (Loss) Gain on Securities, Net
Investment income and realized gain on securities, net, was a gain of $0.6 million for the year ended December 31, 2013 as compared to a gain of $0.1 million for the year ended December 31, 2012, an increase of $0.5 million.
Interest Expense
Interest expense was $76.1 million for the year ended December 31, 2013 compared to $72.5 million for the year ended December 31, 2012, an increase of $3.6 million or 5.0%. This increase is primarily due to the issuance of our senior notes in September 2012 with an aggregate principal balance of $350.0 million, partially offset by the repayment of $180.0 million of private placement debt during the year.
Provision for Income Taxes
The provision for income taxes was $196.4 million for the year ended December 31, 2013 compared to $182.4 million for the year ended December 31, 2012, an increase of $14.0 million or 7.7%. The effective tax rate was 36.5% for the year ended December 31, 2013 compared to 36.5% for the year ended December 31, 2012.
EBITDA Margin
The EBITDA margin for our consolidated results including discontinued operations, was 44.6% for the year ended December 31, 2013 compared to 45.4% for the year ended December 31, 2012. For the year ended December 31, 2013, the recent acquisitions mitigated our margin expansion by 0.2%.
Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $977.4 million for the year ended December 31, 2013 compared to $828.3 million for the year ended December 31, 2012, an increase of $149.1 million or 18.0%. Recent acquisitions accounted for an increase of $68.1 million in revenues for the year ended December 31, 2013. Excluding recent acquisitions, our Decision Analytics revenue increased $81.0 million or 9.8%. As described, our results in the Decision Analytics segment give effect to discontinued operations of our mortgage services business, which was part of our financial services vertical.
Our revenue by category for the periods presented is set forth below for the years ended December 31:

	2013	2012	Percentage Change
	(In thousands)
Insurance	$539,150	$493,456	9.3%
Financial services	81,113	26,567	205.3%
Healthcare	271,538	222,955	21.8%
Specialized markets	85,626	85,364	0.3%
Total Decision Analytics	$977,427	$828,342	18.0%

Our insurance revenue increased $45.7 million or 9.3%, and excluding recent acquisitions (ALP) revenue of $1.2 million for the first and second quarters within this category, our insurance revenue increased $44.5 million or 9.0%, primarily due to an increase within our underwriting solutions, an increase in catastrophe modeling services for existing customers, as well an increase in insurance fraud solutions revenue, and an increase in loss quantification solutions.

Our financial services revenue increased $54.5 million or 205.3%, and excluding recent acquisitions (Argus) revenue of $50.1 million for the first, second and third quarters within this category, our financial services revenue increased $4.4 million or 20.2%. This financial services revenue reflects Argus' increased solutions which became part of organic revenue in the fourth quarter.
Our healthcare revenue increased $48.6 million or 21.8%, and excluding the recent acquisitions ( MediConnect) revenue for the first quarter of $16.8 million within this category, our healthcare revenue increased $31.8 million or 14.3% primarily due to an increase in transactions within our revenue and quality intelligence solutions and due to an increase in payment accuracy solutions as customer contracts were implemented.
Our specialized markets revenue increased $0.3 million or 0.3% as a result of modest increase in our supply chain services, offset by a decrease in weather and climate risk solutions.
Cost of Revenues
Cost of revenues for our Decision Analytics segment was $428.0 million for the year ended December 31, 2013 compared to $334.3 million for the year ended December 31, 2012, an increase of $93.7 million or 28.0%. Excluding the impact of recent acquisitions of $36.8 million, our cost of revenues increased by $56.9 million or 17.1%. This increase is primarily due to a net increase in salary and employee benefits of $30.6 million. Other increases include data costs and data processing fees of $16.7 million, information technology expenses of $4.7 million, travel and travel related costs of $1.3 million, and other general expenses of $3.6 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $151.6 million for the year ended December 31, 2013 compared to $139.2 million for the year ended December 31, 2012, an increase of $12.4 million or 8.9%. Excluding the impact of recent acquisitions of $3.8 million, SGA increased $8.6 million or 6.2%. The increase was primarily due to an increase in salaries and employee benefits of $6.9 million, professional fees of $0.5 million, costs related to travel expenses of $0.4 million, and other general and administrative expenses of $0.8 million.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment including our discontinued operations, was 38.0% for the year ended December 31, 2013 and 39.8% for the year ended December 31, 2012. For the year ended December 31, 2013, the recent acquisitions mitigated our margin expansion by 0.2%.
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $618.3 million for the year ended December 31, 2013 as compared to $579.5 million for the year ended December 31, 2012, an increase of $38.8 million or 6.7%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs’ solutions as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below for the years ended December 31:

	2013	2012	Percentage Change
	(In thousands)
Industry-standard insurance programs	$471,130	$450,646	4.5%
Property-specific rating and underwriting information	147,146	128,860	14.2%
Total Risk Assessment	$618,276	$579,506	6.7%

Cost of Revenues
Cost of revenues for our Risk Assessment segment was $194.5 million for the year ended December 31, 2013 compared to $182.4 million for the year ended December 31, 2012, an increase of $12.1 million or 6.7%. The increase was primarily due to an increase in salaries and employee benefits costs of $6.0 million. Other increases were related to information technology expenses of $2.7 million, data and consulting costs of $1.0 million, travel expenses of $1.9 million, and other general expenses of $0.5 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $77.4 million for the year ended December 31, 2013 compared to $80.9 million for the year ended December 31, 2012, a decrease of $3.5 million or 4.4%. The decrease was primarily due to a decrease in salaries and employee benefits of $6.2 million, primarily related our stock option expense. Our stock option expense decreased as a result of lower accelerated vesting of equity awards granted to employees at age 62. There was also a decrease in other general expenses of $0.2 million. These decreases were offset by an increase in professional consulting fees of $2.5 million and travel costs of $0.4 million.
EBITDA Margin
The EBITDA margin for our Risk Assessment segment was 56.1% for the year ended December 31, 2013 compared to 54.6% for the year ended December 31, 2012. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Consolidated Results of Continuing Operations
Revenues
Revenues were $1,407.8 million for the year ended December 31, 2012 compared to $1,191.4 million for the year ended December 31, 2011, an increase of $216.4 million or 18.2%. In 2011 and 2012, we acquired the following companies Bloodhound, HRP, MediConnect, ALP, and Argus, collectively referred to as recent acquisitions, which we define as acquisitions not owned for a significant portion of both the current period and/or prior period and would therefore impact the comparability of the financial results. Bloodhound and HRP were included as recent acquisitions only for the first and second quarters of 2012 and 2011 as full quarter comparable revenues did not exist until the third quarter of 2012 due to the timing of the acquisitions.
These recent acquisitions were within our Decision Analytics segment and provided an increase of $105.1 million in revenues for the year ended December 31, 2012. Excluding recent acquisitions, revenues increased $111.3 million or 9.3%, which included an increase in our Decision Analytics segment of $84.1 million or 13.2% and an increase in our Risk Assessment segment of $27.2 million or 4.9%. Revenue growth within Decision Analytics was primarily driven by strong increases in our healthcare revenue category and contributions from our insurance revenue category. Revenue growth within Risk Assessment was primarily driven by our industry-standard insurance programs. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $516.7 million for the year ended December 31, 2012 compared to $441.0 million for the year ended December 31, 2011, an increase of $75.7 million or 17.2%. Recent acquisitions, all within the Decision Analytics segment, accounted for an increase of $51.5 million in cost of revenues for the year ended December 31, 2012, which were primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $24.2 million or 5.5%. The increase was primarily due to increases in salaries and employee benefits cost of $16.8 million. Other increases include information technology expense of $3.3 million, data costs of $3.0 million, travel and travel related costs of $0.4 million, rent expense of $0.4 million and other operating costs of $0.3 million.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $220.1 million for the year ended December 31, 2012 compared to $199.5 million for the year ended December 31, 2011, an increase of $20.6 million or 10.3%. Recent acquisitions accounted for an increase of $11.1 million, which was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA increased $9.5 million or 4.8%. The increase was primarily due to an increase in salaries and employee benefits of $7.3 million, cost related to travel and travel related items of $0.4 million, professional fees of $0.4 million and other general expenses of $1.4 million.
The increase in salaries and benefits of $7.3 million includes an increase of $10.0 million in annual salaries increases, medical costs, commissions, and long term equity compensation plan costs. This was offset by a decrease of $2.7 million in pension cost, primarily due to our pension plan freeze.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $46.6 million for the year ended December 31, 2012 compared to $40.1 million for the year ended December 31, 2011, an increase of $6.5 million or 16.2%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $52.2 million for the year ended December 31, 2012 compared to $33.0 million for the year ended December 31, 20111, an increase of $19.2 million or 58.2%. The increase was primarily related to amortization of intangible assets associated with recent acquisitions of $22.1 million, partially offset by $2.9 million of amortization of intangible assets associated with prior acquisitions that have been fully amortized.
Acquisition Related Liabilities Adjustment
There was no acquisition related liabilities adjustment for the year ended December 31, 2012 compared to $3.4 million for the year ended December 31, 2011. This benefit was a result of a reduction of $3.4 million to contingent consideration due to the reduced probability of the D2 and SA acquisitions achieving the EBITDA and revenue earnout targets for exceptional performance in fiscal year 2011 established at the time of acquisition.
Investment Income and Realized (Loss) Gain on Securities, Net
Investment income and realized gain on securities, net, was a gain of $0.1 million for the year ended December 31, 2012 as compared to a gain of $0.9 million for the year ended December 31, 2011, a decrease of $0.8 million.
Interest Expense
Interest expense was $72.5 million for the year ended December 31, 2012 compared to $53.8 million for the year ended December 31, 2011, an increase of $18.7 million or 34.8%. This increase is primarily due to the issuance of our 5.800% senior notes in April 2011, 4.875% senior notes in December 2011 and 4.125% senior notes in September 2012 in aggregate principal amounts of $450.0 million, $250.0 million and $350.0 million, respectively.
Provision for Income Taxes
The provision for income taxes was $182.4 million for the year ended December 31, 2012 compared to $165.7 million for the year ended December 31, 2011, an increase of $16.7 million or 10.0%. The effective tax rate was 36.5% for the year ended December 31, 2012 compared to 38.7% for the year ended December 31, 2011. The effective rate for the year ended December 31, 2012 was lower due to benefits resulting from the successful execution of tax planning strategies, in which a portion was a non-recurring benefit.
EBITDA Margin
The EBITDA margin for our consolidated results including discontinued operations, was 45.4% for the year ended December 31, 2012 compared to 44.5% for the year ended December 31, 2011. For the year ended December 31, 2012, the recent acquisitions mitigated our margin expansion by 0.5%. The increase in margin is primarily attributed to operating leverage as well as cost efficiencies achieved in 2012. For the year ended December 31, 2011, the acquisition related liability adjustment positively impacted our EBITDA margin by 0.2%.

Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $828.3 million for the year ended December 31, 2012 compared to $639.1 million for the year ended December 31, 2011, an increase of $189.2 million or 29.6%. Recent acquisitions accounted for an increase of $105.1 million in revenues for the year ended December 31, 2012. Excluding recent acquisitions, our Decision Analytics revenue increased $84.1 million or 13.2%.

	2012	2011	Percentage Change
	(In thousands)
Insurance	$493,456	$451,216	9.4%
Financial services	26,567	5,323	399.1%
Healthcare	222,955	103,722	115.0%
Specialized markets	85,364	78,839	8.3%
Total Decision Analytics	$828,342	$639,100	29.6%

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
Our financial services revenue increased $21.3 million or 399.1%, and excluding recent acquisitions (Argus) revenue of $21.5 million within this category, our financial services revenue decreased $0.2 million or 3.8%.
Our healthcare revenue increased $119.2 million or 115.0%, and excluding recent acquisitions (Bloodhound, HRP and MediConnect) revenue of $82.8 million within this category, our healthcare revenue increased $36.4 million or 36.2% primarily due to an increase in transactions within our revenue integrity solutions and due to increase fraud services as customer contracts were implemented.
Our specialized markets revenue increased $6.5 million or 8.3% as a result of continued penetration of existing customers within our supply chain services and weather and climate risk solutions.
Cost of Revenues
Cost of revenues for our Decision Analytics segment was $334.3 million for the year ended December 31, 2012 compared to $254.0 million for the year ended December 31, 2011, an increase of $80.3 million or 31.6%. Excluding the impact of recent acquisitions of $51.5 million, our cost of revenues increased by $28.8 million or 11.4%. This increase is primarily due to a net increase in salary and employee benefits of $20.3 million. Other increases include information data costs of $4.1 million, information technology expenses of $3.2 million, travel and travel related costs of $0.7 million, rent expenses of $0.4 million and other general expenses of $0.1 million.
The increase in salaries and employee benefits of $20.3 million includes an increase of $21.9 million in annual salaries and employee benefits, medical costs, and long term equity compensation plan costs, and due to the reallocation of certain resources from Risk Assessment relating to property appraisal tools that began January 2012. These increases were partially offset by a decrease of $1.6 million in pension cost primarily because of our pension plan freeze.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $139.2 million for the year ended December 31, 2012 compared to $117.2 million for the year ended December 31, 2011, an increase of $22.0 million or 18.7%. Excluding the impact of recent acquisitions of $11.1 million, SGA increased $10.9 million or 9.5%. The increase was primarily due to an increase in salaries and employee benefits of $9.3 million, costs related to travel expenses of $0.4 million, and professional fees of $1.8 million. These increases were offset by a decrease in other general expenses of $0.6 million.

The increase in salaries and employee benefits of $9.3 million includes an increase of $10.0 million in annual salaries and employee benefits, medical costs, commissions, and long term equity compensation plan costs, and was partially offset by a decrease of $0.7 million in pension cost, primarily due to our pension plan freeze.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment including our discontinued operations, was 39.8% for the years ended December 31, 2012 and 2011. For the year ended December 31, 2012, the recent acquisitions mitigated our margin expansion by 0.1%. For the year ended December 31, 2011, the acquisition related liability adjustment positively impacted our EBITDA margin by 0.4%.
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $579.5 million for the year ended December 31, 2012 as compared to $552.3 million for the year ended December 31, 2011, an increase of $27.2 million or 4.9%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs’ solutions as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below for the years ended December 31:

	2012	2011	Percentage Change
	(In thousands)
Industry-standard insurance programs	$450,646	$426,228	5.7%
Property-specific rating and underwriting information	128,860	126,065	2.2%
Total Risk Assessment	$579,506	$552,293	4.9%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $182.4 million for the year ended December 31, 2012 compared to $187.0 million for the year ended December 31, 2011, a decrease of $4.6 million or 2.5%. The decrease was primarily due to decrease in salaries and employee benefits costs of $3.5 million, primarily related to lower pension cost of $8.7 million, and a reallocation of certain resources to our Decision Analytics segment relating to property appraisal tools that occurred in 2012. Other decreases were related to data and consulting costs of $1.1 million, travel and travel related expenses of $0.3 million. These decreases were offset by an increase in other general expenses of $0.2 million and information technology expenses of $0.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $80.9 million for the year ended December 31, 2012 compared to $82.3 million for the year ended December 31, 2011, a decrease of $1.4 million or 1.7%. The decrease was primarily due to a decrease in salaries and employee benefits of $2.0 million, primarily related to lower pension cost. Other decreases included professional fees of $1.4 million. These decreases were offset by an increase in other general expenses of $2.0 million.
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
Quarterly Results of Operations
The following table sets forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2013. In management’s opinion, the quarterly data has been prepared on the same basis as the audited consolidated financial statements included in this annual report on Form 10-K, and reflects all necessary adjustments for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
	2013				2013
	(in thousands, except for per share data)
Statement of operations data:
Revenues	$376,697	$390,356	$411,927	$416,723	$1,595,703
Operating income	$145,528	$146,857	$166,835	$155,047	$614,267
Income from continuing operations	$79,445	$81,600	$94,894	$86,375	$342,314
Income from discontinued operations	$1,066	$2,605	$1,547	$848	$6,066
Net income	$80,511	$84,205	$96,441	$87,223	$348,380
Basic net income per share:	$0.48	$0.50	$0.57	$0.52	$2.07
Diluted net income per share:	$0.47	$0.49	$0.56	$0.51	$2.02
	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
	2012				2012
	(in thousands, except for per share data)
Statement of operations data:
Revenues	$313,451	$339,128	$366,788	$388,481	$1,407,848
Operating income	$132,416	$132,141	$150,314	$157,357	$572,228
Income from continuing operations	$70,650	$69,556	$79,932	$97,325	$317,463
Income from discontinued operations	$3,951	$3,775	$2,979	$974	$11,679
Net income	$74,601	$73,331	$82,911	$98,299	$329,142
Basic net income per share:	$0.45	$0.44	$0.50	$0.59	$1.98
Diluted net income per share:	$0.44	$0.43	$0.48	$0.57	$1.92

Liquidity and Capital Resources
As of December 31, 2013 and 2012, we had cash and cash equivalents and available-for-sale securities of $169.7 million and $94.7 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures, which include non-cash purchases of fixed assets and capital lease obligations, as a percentage of revenues for the years ended December 31, 2013 and 2012, were 9.2% and 5.2%, respectively. We estimate our capital expenditures for 2014 will be approximately $147.0 million, which primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.”
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2013, 2012 and 2011, we repurchased $278.9 million, $162.6 million and $380.7 million, respectively, of our common stock.
In prior years, we provided pension and postretirement benefits to certain qualifying active employees and retirees. On February 29, 2012, we instituted a hard freeze, which eliminated all future compensation and service credits, to all participants in the pension plans. In April 2012, we completed a voluntary prefunding to our qualified pension plan of $72.0 million, which resulted in a contribution of $78.8 million for the year, of which $28.2 million was the minimum contribution requirement for 2012. As a result of the prefunding, we do not expect to make any contribution in 2014 with respect to our qualified pension plan. Under the postretirement plan, we provided certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. In March 2012, we established a voluntary employee’s beneficiary association plan, or VEBA plan, to fund the postretirement plan. We contributed $20.0 million to the VEBA Plan during the year ended December 31, 2012. We expect to contribute approximately $1.8 million to the postretirement plan in 2014. See Note 17. to our consolidated financial statements included in this annual report on Form 10-K.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations, of $1,265.1 million and $1,454.4 million at December 31, 2013 and 2012, respectively. The debt at December 31, 2013 was primarily issued under senior notes and long-term private placement loan facilities to finance our stock repurchases and acquisitions.
On April 6, 2011, we completed an issuance of senior notes in the aggregate principal amount of $450.0 million. These senior notes are due on May 1, 2021 and accrue interest at a rate of 5.800% per annum. Interest is payable semi-annually on May 1st and November 1st of each year.
On December 8, 2011, we completed a second issuance of senior notes in the aggregate principal of $250.0 million. These senior notes are due on January 15, 2019 and accrue interest at a rate of 4.875% per annum. Interest is payable semi-annually on January 15th and July 15th of each year.
On September 12, 2012, we completed a third issuance of senior notes in the aggregate principal amount of $350.0 million. These senior notes are due on September 12, 2022 and accrue interest at a rate of 4.125% per annum. Interest is payable semi-annually on March 12th and September 12th of each year.
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
On October 25, 2013, we amended our committed senior unsecured credit facility with a syndicate of banks to increase the borrowing capacity under the credit facility from $850.0 million to $975.0 million and extend the maturity date from October 24, 2017 to October 24, 2018. We amortize all one-time fees and third party costs associated with the execution and amendment of this credit facility through the maturity date. Interest is payable at a maturity rate of LIBOR plus 1.125% to 1.875%, depending on the result of certain ratios defined in the credit agreement. Verisk and ISO are co-borrowers under the credit facility. Borrowings may be used for general corporate purposes, including working capital and capital expenditures, acquisitions and share repurchase programs. As of December 31, 2013, we had no borrowings outstanding under the credit facility, compared to $10.0 million outstanding at December 31, 2012. We repaid the $10.0 million of outstanding borrowings from 2012 in January 2013. We did not have any additional borrowings during the year ended December 31, 2013. As of December 31, 2013, we have an available borrowing capacity, net of outstanding letters of credit, of $973.1 million under the credit facility. We expect to finance a portion of the cash purchase price of the EVT acquisition with borrowings from our credit facility. EVT is expected to close by July 2014.
The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that during any period of four fiscal quarters, we maintain a consolidated funded debt leverage ratio below 3.5 to 1.0. We were in compliance with all debt covenants under the credit facility as of December 31, 2013.
We had long-term private placement loan facilities under uncommitted master shelf agreements with New York Life and Prudential Capital Group that expired during 2013. We did not renew these agreements and no longer have financing capacity thereunder. During the year ended December 31, 2013, we repaid $180.0 million of outstanding borrowings under the private placement facilities that matured during the year with cash from operations. The notes outstanding under these long-term private placement loan facilities mature over the next three years.The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.36% and 6.26% for the years ended December 31, 2013 and 2012 and amounts outstanding were $1.9 million and $3.6 million, respectively. These notes contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. These notes also contain financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and a leverage ratio below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of December 31, 2013.
Cash Flow
The following table summarizes our cash flow data for the years ended December 31:

	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$506,920	$468,229	$375,721
Net cash used in investing activities	$(145,626)	$(883,583)	$(204,129)
Net cash (used in) provided by financing activities	$(284,472)	$313,555	$(34,780)
Operating Activities
Net cash provided by operating activities increased to $506.9 million for the year ended December 31, 2013 compared to $468.2 million for the year ended December 31, 2012. The increase in cash provided by operating activities was primarily due to an increase in cash receipts from customers, partially offset by an increase in interest payments related to our bond offerings. In the second quarter of 2012, we pre-funded $72.0 million to our pension plan. This prefunding was partially offset by the tax benefit associated with those deductible contributions and the deferral of our fourth quarter 2012 tax payment to 2013 as a result of a temporary federal tax relief program related to Hurricane Sandy. This tax payment would have typically been paid in the fourth quarter of 2012, but due to this relief, the payment was made in the first quarter of 2013.
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
Investing Activities
Net cash used in investing activities was $145.6 million for the year ended December 31, 2013 and $883.6 million for the year ended December 31, 2012. The decrease in net cash used in investing activities was primarily due to the fact that we had acquisitions in 2012 with a combined net cash purchase price of $808.3 million versus minor acquisition activity in 2013.
Net cash used in investing activities was $883.6 million for the year ended December 31, 2012 and $204.1 million for the year ended December 31, 2011. The increase in net cash used in investing activities was principally due to an increase in acquisition payments of $647.8 million, primarily related to the acquisitions of MediConnect and Argus in the first and third quarters of 2012, respectively, an increase in escrow funding associated with these acquisitions of $19.2 million and an increase in purchases of fixed assets of $14.5 million during the year ended December 31, 2012 .
Financing Activities
Net cash used in financing activities was $284.5 million for the year ended December 31, 2013 and net cash provided by financing was $313.6 million for the year ended December 31, 2012. Net cash used in financing activities for the year ended December 31, 2013 was primarily related the repurchase of common stock of $277.4 million and debt repayments of $190.0 million, partially offset by proceeds from stock option exercises and the related excess tax benefit of $190.3 million.
Net cash provided by financing activities was $313.6 million for the year ended December 31, 2012 and net cash used in by financing was $34.8 million for the year ended December 31, 2011. Net cash used in financing activities for the year ended December 31, 2012, was primarily related to an increase in total net debt of $357.2 million, stock option exercises and the related tax benefit associated with these exercises of $129.1 million, partially offset by stock repurchases of $162.3 million.
Contractual Obligations
The following table summarizes our contractual obligations and commercial commitments at December 31, 2013 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(In thousands)
Contractual obligations
Long-term debt and interest	$1,671,933	$66,712	$334,944	$105,450	$1,164,827
Operating leases	235,281	34,590	69,128	58,544	73,019
Pension and postretirement plans (1)	22,498	1,901	4,048	3,995	12,554
Capital lease obligations	11,366	4,750	6,093	329	194
Other long-term liabilities (2)	21,852	452	19,020	169	2,211
Total (3)	$1,962,930	$108,405	$433,233	$168,487	$1,252,805

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)
Other long-term liabilities consist of our ESOP contributions and employee-related deferred compensation plan. We also have a deferred compensation plan for our Board of Directors; however, based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table.

(3)
Unrecognized tax benefits of approximately $9.5 million have been recorded as liabilities in accordance with ASC 740, which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $2.6 million.

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
As of December 31, 2013, we had goodwill and net intangible assets of $1,629.3 million, which represents 65.1% of our total assets. During 2013, we performed an impairment test as of June 30, 2013 and confirmed that no impairment charge was necessary. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, useful lives and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for determining the fair value of our reporting units. To mitigate undue influence, we set criteria and benchmarks that are reviewed and approved by various levels of management and reviewed by other independent parties. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill. Our valuation has not indicated any impairment of our goodwill asset of $1,181.7 million as of December 31, 2013. For the year ended December 31, 2013, there were no impairment indicators related to our intangible assets.
Pension and Postretirement
On February 29, 2012, we instituted a hard freeze, which will eliminate all future compensation and service credits, to all participants in the pension plans. See Note 17. to our consolidated financial statements included in this Annual Report on Form 10-K. We account for our pension and postretirement benefit plans in accordance with the accounting standard for Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This standard requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement benefit plans on their consolidated balance sheets and recognize as a component of other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard.
Certain assumptions are used in the determination of our annual net period benefit cost and the disclosure of the funded status of these plans. The principal assumptions concern the discount rate used to measure the projected benefit obligation and the expected return on plan assets. We revise these assumptions based on an annual evaluation of long-term trends and market conditions that may have an impact on the cost of providing retirement benefits.
In determining the discount rate, we utilize quoted rates from long-term bond indices, and changes in long-term bond rates over the past year, cash flow models and other data sources we consider reasonable based upon the life expectancy and mortality rate of eligible employees. As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our separate projected cash flows for both the pension and postretirement plans. Our separate benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better at the measurement date. The output from the actuarial models are assessed against the prior year’s discount rate and quoted rates for long-term bond indices. For our pension plans at December 31, 2013, we determined this rate to be 4.74%, an increase of 0.76% from the 3.98% rate used at December 31, 2012. Our postretirement rate is 3.45% at December 31, 2013, an increase of 0.70% from the 2.75% used at December 31, 2012.
The expected return on plan assets is determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast adjusted based on our target investment allocation, and the current economic environment. Our pension asset investment guidelines target an investment portfolio allocation of 40.00% debt securities and 60.00% equity securities. As of December 31, 2013, the pension plan assets were allocated 33.20% debt and 66.80% equity securities. The VEBA Plan target allocation is 100% debt. We have used our target investment allocation to derive the expected return as we believe this allocation will be retained on an ongoing basis that will commensurate with the projected cash flows of the plan. The expected return for each investment category within our target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the qualified pension plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit costs. We believe these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.
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
A one percent change in discount rate and future rate of return on plan assets would have the following effects:

	Pension				Postretirement
	1% Decrease		1% Increase		1% Decrease		1% Increase
	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation
	(In thousands)
Discount Rate	$(652)	$45,160	$292	$(35,224)	$(86)	$1,324	$68	$(1,253)
Expected Rate of Return on Assets	$4,064	$—	$(4,064)	$—	$184	$—	$(184)	$—
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
We estimate unrecognized tax positions of $3.9 million that may be recognized by December 31, 2014, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.
As of December 31, 2013, we have gross federal, state, and foreign income tax net operating loss carryforwards of $79.7 million, which will expire at various dates from 2014 through 2033. Such net operating loss carryforwards expire as follows:

(In thousands)
2014 - 2021	$12,916
2022 - 2026	14,345
2027 - 2033	52,478
$79,739
As of December 31, 2013, deferred tax liabilities of $70.2 were recorded primarily attributable to timing differences involving pensions, depreciation and amortization. As of December 31, 2012, deferred tax liabilities in the amount of $40.8 million and $40.2 million were recorded in connection with the acquisitions of MediConnect and Argus, respectively. Other increases in deferred tax liabilities in 2012 of $56.7 million were primarily due to increased contributions to the pension and postretirement plans in the current period as well as the other timing differences attributable to depreciation and amortization.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2(t) to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. At December 31, 2013, we did not have any borrowings outstanding under our credit facility. Any future borrowing under this facility would bear interest at variable rates based on LIBOR plus 1.125% to 1.875%, depending on certain ratios defined in the credit agreement. A change in interest rates on variable rate debt impacts our pre-tax income and cash flows, but does not impact the fair value of the instruments. As of December 31, 2013, all of our debt is at fixed rates.

Item 8.	Financial Statements and Supplementary Data
The information required by this Item is set forth on pages 53 through 113 of this annual report on Form 10-K.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting as of December 31, 2013 is set forth in Item 8. Financial Statement and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm
The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of December 31, 2013 is set forth in Item 8. Financial Statement and Supplementary Data.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10. is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2013 (the “Proxy Statement”).

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.
Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2013.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Verisk Analytics, Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verisk Analytics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material aspects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Verisk Analytics, Inc.
Jersey City, New Jersey

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control ---- Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statements schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 25, 2014

VERISK ANALYTICS, INC
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012

	2013	2012
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$165,801	$89,819
Available-for-sale securities	3,911	4,883
Accounts receivable, net	158,547	178,430
Prepaid expenses	25,657	21,946
Deferred income taxes, net	5,077	10,397
Income taxes receivable	67,346	45,975
Other current assets	34,681	39,109
Current assets held-for-sale	13,825	—
Total current assets	474,845	390,559
Noncurrent assets:
Fixed assets, net	233,373	154,084
Intangible assets, net	447,618	520,935
Goodwill	1,181,681	1,247,459
Pension assets	60,955	—
Other assets	20,034	47,299
Noncurrent assets held-for-sale	85,945	—
Total assets	$2,504,451	$2,360,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$188,264	$187,648
Short-term debt and current portion of long-term debt	4,448	195,263
Pension and postretirement benefits, current	2,437	1,734
Fees received in advance	226,581	200,705
Current liabilities held-for-sale	9,449	—
Total current liabilities	431,179	585,350
Noncurrent liabilities:
Long-term debt	1,271,439	1,266,162
Pension benefits	13,007	38,655
Postretirement benefits	2,061	2,627
Deferred income taxes, net	198,604	133,761
Other liabilities	36,043	78,190
Noncurrent liabilities held-for-sale	4,529	—
Total liabilities	1,956,862	2,104,745
Commitments and contingencies
Stockholders’ equity:
Verisk Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 167,457,927 and 167,727,073 outstanding, respectively	137	137
Unearned KSOP contributions	(306)	(483)
Additional paid-in capital	1,202,106	1,044,746
Treasury stock, at cost, 376,545,111 and 376,275,965 shares, respectively	(1,864,967)	(1,605,376)
Retained earnings	1,254,107	905,727
Accumulated other comprehensive losses	(43,488)	(89,160)
Total stockholders’ equity	547,589	255,591
Total liabilities and stockholders’ equity	$2,504,451	$2,360,336

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands, except for share and per share data)
Revenues (including amounts from related parties of $13,882, in 2011, Note 19)	$1,595,703	$1,407,848	$1,191,393
Expenses:
Cost of revenues (exclusive of items shown separately below)	622,523	516,708	440,979
Selling, general and administrative	228,982	220,068	199,495
Depreciation and amortization of fixed assets	66,190	46,637	40,135
Amortization of intangible assets	63,741	52,207	32,985
Acquisition related liabilities adjustment	—	—	(3,364)
Total expenses	981,436	835,620	710,230
Operating income	614,267	572,228	481,163
Other income (expense):
Investment income	701	438	193
Realized (loss) gain on available-for-sale securities, net	(92)	(332)	686
Interest expense	(76,136)	(72,508)	(53,847)
Total other expense, net	(75,527)	(72,402)	(52,968)
Income before income taxes	538,740	499,826	428,195
Provision for income taxes	(196,426)	(182,363)	(165,739)
Income from continuing operations	342,314	317,463	262,456
Income from discontinued operations, net of tax of $4,753, $7,703 and $11,924, respectively (Note 10)	6,066	11,679	20,302
Net income	$348,380	$329,142	$282,758
Basic net income per share:
Income from continuing operations	$2.04	$1.91	$1.58
Income from discontinued operations	0.03	0.07	0.12
Basic net income per share	$2.07	$1.98	$1.70
Diluted net income per share:
Income from continuing operations	$1.99	$1.85	$1.51
Income from discontinued operations	0.03	0.07	0.12
Diluted net income per share	$2.02	$1.92	$1.63
Weighted average shares outstanding:
Basic	168,031,412	165,890,258	166,015,238
Diluted	172,276,360	171,709,518	173,325,110

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Net income	$348,380	$329,142	$282,758
Other comprehensive income (loss), net of tax:
Unrealized foreign currency (loss) gain	(840)	15	(183)
Unrealized holding loss on available-for-sale securities	(147)	(197)	(456)
Pension and postretirement adjustment	46,659	(10,691)	(21,845)
Total other comprehensive income (loss)	45,672	(10,873)	(22,484)
Comprehensive income	$394,052	$318,269	$260,274

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Years Ended December 31, 2013, 2012 and 2011

	Common Stock Issued				Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity (Deficit)
	Verisk Class A	Class B (Series 1)	Class B (Series 2)	Par Value
	(In thousands, except for share data)
Balance, January 1, 2011	150,179,126	198,327,962	193,665,008	$135	$(988)	$754,708	$(1,106,321)	$293,827	$(55,803)	$(114,442)
Net income	—	—	—	—	—	—	—	282,758	—	282,758
Other comprehensive loss	—	—	—	—	—	—	—	—	(22,484)	(22,484)
Conversion of Class B-1 common stock (Note 15)	198,327,962	(198,327,962)	—	—	—	—		—	—	—
Conversion of Class B-2 common stock (Note 15)	193,665,008	—	(193,665,008)	—	—	—	—	—	—	—
Treasury stock acquired - Class A (11,326,624 shares)	—	—	—	—	—	—	(380,710)	—	—	(380,710)
KSOP shares earned	—	—	—	—	297	12,318	—	—	—	12,615
Stock options exercised, including tax benefit of $57,684 (3,716,165 shares reissued from treasury stock)	1,830,942	—	—	2	—	85,051	15,978	—	—	101,031
Stock based compensation	—	—	—	—	—	22,656	—	—	—	22,656
Other stock issuances	—	—	—	—	—	75	11	—	—	86
Balance, December 31, 2011	544,003,038	—	—	137	(691)	874,808	(1,471,042)	576,585	(78,287)	(98,490)
Net income	—	—	—	—	—	—	—	329,142	—	329,142
Other comprehensive loss	—	—	—	—	—	—	—	—	(10,873)	(10,873)
Treasury stock acquired - Class A (3,491,591 shares)	—	—	—	—	—	—	(162,586)	—	—	(162,586)
KSOP shares earned	—	—	—	—	208	12,903	—	—	—	13,111
Stock options exercised, including tax benefit of $88,185 (6,880,678 shares reissued from treasury stock)	—	—	—	—	—	131,824	28,039	—	—	159,863
Restricted stock lapsed, including tax benefit of $202 (41,908 shares reissued from treasury stock)	—	—	—	—	—	34	167	—	—	201
Employee stock purchase plan (6,074 shares reissued from treasury stock)	—	—	—	—	—	268	26	—	—	294
Stock based compensation	—	—	—	—	—	24,696	—	—	—	24,696
Other stock issuances (4,777 shares reissued from treasury stock)	—	—	—	—	—	213	20	—	—	233
Balance, December 31, 2012	544,003,038	—	—	137	(483)	1,044,746	(1,605,376)	905,727	(89,160)	255,591
Net income	—	—	—	—	—	—	—	348,380	—	348,380
Other comprehensive income	—	—	—	—	—	—	—	—	45,672	45,672
Treasury stock acquired - Class A (4,532,552 shares)	—	—	—	—	—	—	(278,938)	—	—	(278,938)
KSOP shares earned	—	—	—	—	177	14,753	—	—	—	14,930
Stock options exercised, including tax benefit of $57,065 (4,076,750 shares reissued from treasury stock)	—	—	—	—	—	119,236	18,523	—	—	137,759
Restricted stock lapsed, including tax benefit of $991 (150,668 shares reissued from treasury stock)	—	—	—	—	—	333	658	—	—	991
Employee stock purchase plan (27,879 shares reissued from treasury stock)	—	—	—	—	—	1,533	129	—	—	1,662
Stock based compensation	—	—	—	—	—	21,087	—	—	—	21,087
Other stock issuances (8,109 shares reissued from treasury stock)	—	—	—	—	—	418	37	—	—	455
Balance, December 31, 2013	544,003,038	—	—	$137	$(306)	$1,202,106	$(1,864,967)	$1,254,107	$(43,488)	$547,589
The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$348,380	$329,142	$282,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	70,279	50,624	43,827
Amortization of intangible assets	64,299	53,575	34,792
Amortization of debt issuance costs and original issue discount	2,713	2,337	1,655
Allowance for doubtful accounts	2,482	1,065	1,278
KSOP compensation expense	14,930	13,111	12,615
Stock based compensation	21,087	24,696	22,656
Noncash charges associated with performance based appreciation awards	—	—	585
Acquisition related liabilities adjustment	—	—	(3,364)
Realized loss (gain) on securities, net	92	332	(686)
Deferred income taxes	44,140	63,261	21,321
Loss on disposal of fixed assets	628	597	868
Excess tax benefits from exercised stock options	(109,946)	(60,672)	(53,195)
Other operating activities, net	448	265	132
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,106	(6,425)	(25,926)
Prepaid expenses and other assets	(2,386)	550	(2,720)
Income taxes	39,661	83,711	46,959
Accounts payable and accrued liabilities	34,022	11,256	15,468
Fees received in advance	26,970	20,493	12,373
Pension and postretirement benefits	(11,392)	(105,829)	(13,599)
Other liabilities	(41,593)	(13,860)	(22,076)
Net cash provided by operating activities	506,920	468,229	375,721
Cash flows from investing activities:
Acquisitions, net of cash acquired of $0, $36,113 and $590, respectively	(983)	(769,513)	(121,721)
Purchase of non-controlling interest in non-public companies	—	(2,250)	—
Earnout payments	—	(250)	(3,500)
Escrow funding associated with acquisitions	—	(38,800)	(19,560)
Proceeds from release of acquisition related escrows	280	1,455	—
Purchases of fixed assets	(145,976)	(74,373)	(59,829)
Purchases of available-for-sale securities	(5,870)	(1,784)	(1,549)
Proceeds from sales and maturities of available-for-sale securities	7,484	1,932	1,730
Other investing activities, net	(561)	—	300
Net cash used in investing activities	(145,626)	(883,583)	(204,129)

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For The Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	—	347,224	696,559
Repayment of current portion of long-term debt	(180,000)	—	(125,000)
Repayment of short-term debt refinanced on a long-term basis	—	(347,224)	(440,000)
Proceeds from issuance of short-term debt with original maturities greater than three months	—	—	120,000
(Repayment) proceeds from short-term debt, net	(10,000)	357,224	10,000
Payment of debt issuance costs	(605)	(3,905)	(7,835)
Repurchases of Class A common stock	(277,411)	(162,275)	(381,776)
Excess tax benefits from exercised stock options	109,946	60,672	53,195
Proceeds from stock options exercised	80,368	68,388	43,345
Other financing activities, net	(6,770)	(6,549)	(3,268)
Net cash (used in) provided by financing activities	(284,472)	313,555	(34,780)
Effect of exchange rate changes	(840)	15	(183)
Increase (decrease) in cash and cash equivalents	75,982	(101,784)	136,629
Cash and cash equivalents, beginning of period	89,819	191,603	54,974
Cash and cash equivalents, end of period	$165,801	$89,819	$191,603
Supplemental disclosures:
Taxes paid	$126,846	$47,516	$117,717
Interest paid	$75,084	$60,977	$48,158
Non-cash investing and financing activities:
Repurchases of Class A common stock included in accounts payable and accrued liabilities	$3,038	$1,511	$1,200
Deferred tax (liability) asset established on the date of acquisitions	$(1,187)	$(80,979)	$1,324
Capital lease obligations	$10,512	$3,869	$7,248
Capital expenditures included in accounts payable and accrued liabilities	$5,960	$4,946	$3,437
Increase in goodwill due to acquisition related escrow distributions	$—	$5,934	$—
Increase in goodwill due to accrual of acquisition related liabilities	$—	$—	$250

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
2.    Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, acquisition related liabilities, fair value of stock based compensation, assets and liabilities for pension and postretirement benefits, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. As of December 31, 2013, the Company's mortgage services business qualified as assets held-for-sale. Accordingly, the respective assets and liabilities have been classified as held-for-sale in the consolidated balance sheet at December 31, 2013. In addition, the results of operations for the Company's mortgage services business are reported as a discontinued operation for the years presented herein (See Note 10).
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(c)    Fees Received in Advance
The Company invoices its customers in annual, quarterly, monthly or milestone installments. Amounts billed and collected in advance of contract terms are recorded as “Fees received in advance” in the accompanying consolidated balance sheets and are recognized as the services are performed and the applicable revenue recognition criteria are met.
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
(e) Assets Held-for-Sale

The Company classifies its long-lived assets as held-for-sale when management commits to a plan to sell the assets, the assets are ready for immediate sale in their present condition, an active program to locate buyers has been initiated, the sale of the assets is probable and expected to be completed within one year, the assets are marketed at reasonable prices in relation to their fair value and it is unlikely that significant changes will be made to the plan to sell the assets. The Company measures the value of long-lived assets held for sale at the lower of the carrying amount or fair value, less cost to sell.
(f)    Capital and Operating Leases
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)    Investments
The Company’s investments at December 31, 2013 and 2012 included registered investment companies and equity investments in non-public companies. The Company accounts for short-term investments in accordance with ASC 320, Investments-Debt and Equity Securities (“ASC 320”).
There were no investments classified as trading securities at December 31, 2013 or 2012. All investments with readily determinable market values are classified as available-for-sale. While these investments are not held with the specific intention to sell them, they may be sold to support the Company’s investment strategies. All available-for-sale investments are carried at fair value. The cost of all available-for-sale investments sold is based on the specific identification method, with the exception of mutual fund-based investments, which is based on the weighted average cost method. Dividend income is accrued on the ex-dividend date.
The Company performs reviews of its investment portfolio when individual holdings have experienced a decline in fair value below their respective cost. The Company considers a number of factors in the evaluation of whether a decline in value is other-than-temporary including: (a) the financial condition and near term prospects of the issuer; (b) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and (c) the period and degree to which the market value has been below cost. Where the decline is deemed to be other-than-temporary, a charge is recorded to “Realized (loss) gain on available-for-sale securities, net” in the accompanying consolidated statements of operations, and a new cost basis is established for the investment.
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
(h)    Fair Value of Financial Instruments
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
(i)    Accounts Receivable and Allowance for Doubtful Accounts
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
(j)    Foreign Currency
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
(k)    Stock Based Compensation
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
(l)    Research and Development Costs
Research and development costs, which are primarily related to the personnel and related overhead costs incurred in developing new services for customers, are expensed as incurred. Such costs were $21,426, $18,386 and $15,393 for the years ended December 31, 2013, 2012 and 2011, respectively, and were included in the accompanying consolidated statements of operations.
(m)    Advertising Costs
Advertising costs, which are primarily associated with promoting the Company’s brand, names and solutions provided, are expensed as incurred. Such costs were $8,457, $6,166 and $5,777 for the years ended December 31, 2013, 2012 and 2011, respectively.
(n)    Income Taxes
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
(o)    Earnings Per Share
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
(p)    Pension and Postretirement Benefits
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)    Product Warranty Obligations
The Company provides warranty coverage for certain of its solutions. The Company recognizes a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2013 and 2012, product warranty obligations were not material.
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
(r)    Loss Contingencies
The Company accrues for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates are based on management’s judgment. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made.
(s)    Goodwill
Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30 or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company completed the required annual impairment test as of June 30, 2013, which resulted in no impairment of goodwill in 2013. This test compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of the goodwill.
(t)    Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). Under ASU No. 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes thereto. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASU 2013-02 was adopted by the Company on January 1, 2013. The Company elected to present the information as a separate disclosure in the notes to the consolidated financial statements. Refer to Note 15. Stockholders' Equity (Deficit) for further discussion.
In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU No. 2013-04”). Under ASU No. 2013-04, an entity is required to measure and disclose the amounts and nature of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU No. 2013-04 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company has elected not to early adopt this standard. The adoption of ASU 2013-04 will not have a material impact on the Company’s consolidated financial statements as the long-term debt resulting from joint and several liability arrangements has been measured on a gross basis and disclosed in Note 14. Other obligations resulting from joint and several liability arrangements, such as contingencies, retirement benefits and income taxes, are excluded from the scope of this ASU.
In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in a Foreign Entity (“ASU No. 2013-05”). Under ASU No. 2013-05, an entity is required to release any related cumulative translation adjustment into net income upon cessation to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company has elected not to early adopt this standard. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”). Under ASU No. 2013-11, an unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with the exception that these unrecognized tax benefits are not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law. An additional exception applies when the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company has elected not to early adopt this standard. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.
3.    Concentration of Credit Risk:
Financial instruments that potentially expose the Company to credit risk consist primarily of cash and cash equivalents, available for sale securities and accounts receivable, which are generally not collateralized. The Company maintains, in cash and cash equivalents, higher credit quality financial institutions in order to limit the amount of credit exposure. The total cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250 per bank at December 31, 2013 and 2012. At December 31, 2013 and 2012, the Company had cash balances on deposit that exceeded the balance insured by the FDIC limit by approximately $138,028 and $63,495 with six and five banks, respectively. At December 31, 2013 and 2012, the Company also had cash on deposit with foreign banks of approximately $26,228 and $25,015, respectively.
The Company considers the concentration of credit risk associated with its trade accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. The Company’s top fifty customers represent approximately 38% of revenues for 2013, 38% for 2012 and 40% for 2011 with no individual customer accounting for more than 3% of revenues during the years ended December 31, 2013, 2012 and 2011. No individual customer comprised more than 5% of accounts receivable at December 31, 2013 and 4% at December 31, 2012.
4.    Cash and Cash Equivalents:
Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.
5.    Accounts Receivable:
Accounts receivable consisted of the following at December 31:

	2013	2012
Billed receivables	$143,059	$165,174
Unbilled receivables	19,903	18,009
Total receivables	162,962	183,183
Less allowance for doubtful accounts	(4,415)	(4,753)
Accounts receivable, net	$158,547	$178,430

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Investments:
Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2013
Registered investment companies	$4,098	$—	$(187)	$3,911
December 31, 2012
Registered investment companies	$4,830	$53	$—	$4,883
In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At December 31, 2013 and 2012, the carrying value of such securities was $3,602 and $5,015, respectively, and has been included in “Other assets” in the accompanying consolidated balance sheets.
Realized (loss) gain on securities, net, including write downs related to other-than-temporary impairments of available-for-sale securities and other assets, was as follows for the years ended December 31:

	2013	2012	2011
Gross realized gain on sale of registered investment securities	$966	$420	$803
Other-than-temporary impairment of registered investment securities	(84)	(74)	(117)
Other-than-temporary impairment of non-controlling interest in non-public companies	(974)	(678)	—
Realized (loss) gain on securities, net	$(92)	$(332)	$686
7.    Fair Value Measurements:
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
The following table provides information for such assets and liabilities as of December 31, 2013 and 2012. The fair values of cash and cash equivalents (other than money-market funds which are recorded on a reported net asset value basis disclosed below), accounts receivable, accounts payable and accrued liabilities, acquisition related liabilities prior to the adoption of ASC 805, Business Combinations (“ASC 805”), short-term debt, and short-term debt expected to be refinanced approximate their carrying amounts because of the short-term nature of these instruments.
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2013
Cash equivalents – money-market funds	$889	$—	$889
Registered investment companies(1)	$3,911	$3,911	$—
December 31, 2012
Cash equivalents – money-market funds	$760	$—	$760
Registered investment companies(1)	$4,883	$4,883	$—

(1)	Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The fair value of the long-term debt would be a Level 2 liability if the long-term debt was measured at fair value on the consolidated balance sheets. The following table summarizes the carrying value and estimated fair value of the long-term debt as of December 31, 2013 and 2012 respectively:

	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt excluding capitalized leases	$1,265,129	$1,335,844	$1,454,409	$1,575,950

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Fixed Assets
The following is a summary of fixed assets:

	Useful Life	Cost	Accumulated Depreciation and Amortization	Net
December 31, 2013
Furniture and office equipment	3-10 years	$179,564	$(105,262)	$74,302
Leasehold improvements	Lease term	38,796	(22,022)	16,774
Purchased software	3 years	89,064	(65,753)	23,311
Software development costs	3 years	201,192	(91,656)	109,536
Leased equipment	3-4 years	33,956	(24,506)	9,450
Total fixed assets		$542,572	$(309,199)	$233,373
December 31, 2012
Furniture and office equipment	3-10 years	$137,578	$(89,153)	$48,425
Leasehold improvements	Lease term	34,844	(20,198)	14,646
Purchased software	3 years	70,155	(53,575)	16,580
Software development costs	3 years	161,338	(90,840)	70,498
Leased equipment	3-4 years	26,150	(22,215)	3,935
Total fixed assets		$430,065	$(275,981)	$154,084
Depreciation and amortization of fixed assets for the years ended December 31, 2013, 2012 and 2011 were $66,190, $46,637 and $40,135, of which $12,806, $8,935 and $7,940 related to amortization of internal-use software development costs, respectively. Amortization expense related to development of software for sale in accordance with ASC 985-20 was $3,623 for the year ended December 31, 2013. There was no amortization expense related to development of software for sale during the years ended December 31, 2012 and 2011 as these projects were in process. The Company had unamortized software development costs that had been capitalized in accordance with ASC 985-20 of $29,149 and $24,004 as of December 31, 2013 and 2012, respectively. Leased equipment includes amounts held under capital leases for automobiles, computer software and computer equipment.
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
On July 2, 2012, the Company acquired the net assets of Aspect Loss Prevention, LLC (“ALP”), a provider of loss prevention and analytic solutions to the retail, entertainment, and food industries, for a net cash purchase price of approximately $6,917 and funded $800 of indemnity escrows. Within the Company’s Decision Analytics segment, ALP further advances the

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s position as a provider of data, crime analytics, and decision-support solutions. The purchase price allocation of the acquisition is presented as “Others” in the table below.
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
The goodwill associated with the stock purchase of MediConnect is not deductible for tax purposes; whereas the goodwill associated with the asset purchases of ALP and IRMS is deductible for tax purposes. The goodwill associated with the acquisition of Argus is partially deductible for income tax purposes as approximately 46% of the net cash purchase price represented an asset purchase. For the year ended December 31, 2012, the Company incurred transaction costs related to these acquisitions of $1,874 included within “Selling, general and administrative” expenses in the accompanying consolidated statements of operations. In accordance with ASC 805, the allocations of the purchase prices for MediConnect, ALP, Argus and IRMS were revised during the measurement period. Refer to Note 11. Goodwill and Intangible Assets for further discussion.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012	2011
	(unaudited)
Pro forma revenues	$1,462,677	$1,297,134
Pro forma net income	$321,140	$262,765
Pro forma basic income per share	$1.94	$1.58
Pro forma diluted income per share	$1.87	$1.52
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
The goodwill associated with Bloodhound is not deductible for tax purposes; whereas the goodwill associated with HRP is deductible for tax purposes as this was an asset purchase rather than a stock purchase. For the year ended December 31, 2011, the Company incurred transaction costs related to these acquisitions of $979, respectively, included within “Selling, general and administrative” expenses in the accompanying consolidated statements of operations. In accordance with ASC 805, the allocations of the purchase prices for HRP and Bloodhound were revised during the measurement period. Refer to Note 11. Goodwill and Intangible Assets for further discussion.
Acquisition Escrows
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payments. At December 31, 2013 and 2012, the current portion of the escrows amounted to $27,967 and $29,277, and the noncurrent portion of the escrow amounted to $0 and $26,803, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and “Other assets” in the accompanying consolidated balance sheets, respectively.
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
During the second quarter of 2011, the Company reevaluated the probability of D2Hawkeye, Inc. (“D2”) and SA achieving the specific predetermined EBITDA and revenue earnout targets for exceptional performance in fiscal year 2011 and reversed its contingent consideration related to these acquisitions. These reversals resulted in a reduction of $3,364 contingent consideration

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and a decrease of $3,364 “Acquisition related liabilities adjustment” in the accompanying consolidated statements of operations for the year ended December 31, 2011. The sellers of D2 and SA will not receive any acquisition contingent payments.

10. Discontinued Operations:

In February 2014, the Company entered into an agreement for the sale of 100% of the stock of the Company’s mortgage services business, Interthinx, which is a guarantor subsidiary, in exchange for a purchase price of $155,000. The cash to be received will be adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. The transaction is subject to customary closing conditions, including receipt of certain regulatory reviews, and is expected to close by March 31, 2014. Results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2013 and for all prior periods presented. Refer to Note 18. Segment Reporting for further discussion.

The mortgage services business meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from the discontinued operation for the years ended December 31:

	2013	2012	2011
Revenues from discontinued operations	$109,151	$126,472	$140,447

Income from discontinued operations before income taxes	10,819	19,382	32,226
Provision for income taxes	(4,753)	(7,703)	(11,924)
Income from discontinued operations, net of tax	$6,066	$11,679	$20,302

The following table summarizes the assets held-for-sale and the liabilities held-for-sale as of December 31:

2013
Accounts receivable, net	$15,295
Income taxes payable	(3,005)
Other current assets	1,535
Total current assets held-for-sale	$13,825

Fixed assets, net	$7,670
Intangible assets, net	9,018
Goodwill	69,207
Other assets	50
Total noncurrent assets held-for-sale	$85,945

Accounts payable and accrued liabilities	$8,272
Fees received in advance	1,177
Total current liabilities held-for-sale	$9,449

Deferred income taxes, net	$3,975
Other liabilities	554
Total noncurrent liabilities held-for-sale	$4,529

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Goodwill and Intangible Assets:
Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. The Company completed the required annual impairment test as of June 30, 2013, 2012 and 2011, which resulted in no impairment of goodwill. Based on the results of the impairment assessment as of June 30, 2013, the Company determined that the fair value of its reporting units exceeded their respective carrying value. There were no goodwill impairment indicators after the date of the last annual impairment test.
The following is a summary of the change in goodwill from December 31, 2011 through December 31, 2013, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2011 (1)	$27,908	$682,036	$709,944
Current year acquisitions	26,647	465,261	491,908
Purchase accounting reclassifications	—	873	873
Acquisition related escrow funding	1,000	37,800	38,800
Finalization of acquisition related escrows	—	5,934	5,934
Goodwill at December 31, 2012 (1)	55,555	1,191,904	1,247,459
Current year acquisitions	—	705	705
Purchase accounting reclassifications	—	2,724	2,724
Discontinued operations (Note 10)	—	(69,207)	(69,207)
Goodwill at December 31, 2013 (1)	$55,555	$1,126,126	$1,181,681

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to December 31, 2011.
During the year ended December 31, 2013, the Company finalized the purchase accounting for the acquisitions of MediConnect, ALP and Argus , which resulted in an increase in goodwill of $2,724, an increase in fixed assets of $316, an increase in current liabilities of $1,548, an increase in deferred tax liabilities of $1,187, and a cash distribution to Argus of $305 related to the finalization of working capital. The impact of the finalization of the purchase accounting for these acquisitions were not material to the consolidated statements of operations for the years ended December 31, 2013 and 2012.
During the year ended December 31, 2012, the Company finalized the purchase accounting for the acquisitions of HRP and Bloodhound. The Company’s purchase accounting reclassifications primarily related to the finalization of HRP and Bloodhound, which resulted in an increase in goodwill of $836, and an increase in liabilities of $1,233, an increase in other assets of $882, and a decrease in fixed assets of $226. The impact of these adjustments on the consolidated statements of operations for the years ended December 31, 2012 and 2011 was immaterial.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
December 31, 2013
Technology-based	8 years	$294,940	$(180,581)	$114,359
Marketing-related	5 years	71,047	(44,274)	26,773
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	388,505	(82,019)	306,486
Total intangible assets		$761,047	$(313,429)	$447,618
	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
December 31, 2012
Technology-based	8 years	$313,590	$(177,929)	$135,661
Marketing-related	5 years	79,101	(41,079)	38,022
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	413,043	(65,791)	347,252
Total intangible assets		$812,289	$(291,354)	$520,935
Amortization expense related to intangible assets for the years ended December 31, 2013, 2012 and 2011, was approximately $63,741, $52,207, and $32,985, respectively. Estimated amortization expense in future periods through 2019 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2014	$56,630
2015	50,714
2016	48,883
2017	47,980
2018	47,234
2019 and thereafter	196,177
Total	$447,618
12.    Income Taxes:
The components of the provision for income taxes from continuing operations for the years ended December 31 were as follows:

	2013	2012	2011
Current:
Federal and foreign	$135,215	$111,713	$122,872
State and local	18,764	8,442	20,523
	153,979	120,155	143,395
Deferred:
Federal and foreign	38,160	56,036	14,027
State and local	4,287	6,172	8,317
	42,447	62,208	22,344
Provision for income taxes	$196,426	$182,363	$165,739

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows for the years ended December 31:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.6%	1.7%	4.0%
Non-deductible KSOP expenses	0.9%	0.9%	1.0%
Other	(2.0)%	(1.1)%	(1.3)%
Effective tax rate for continuing operations	36.5%	36.5%	38.7%
The decrease in the effective tax rate in 2012 compared to 2011 was due to benefits resulting from the successful execution of tax planning strategies.
The tax effects of significant items comprising the Company’s deferred tax assets as of December 31 are as follows:

	2013	2012
Deferred income tax asset:
Employee wages and other benefits	$26,113	$50,133
Deferred revenue	1,835	2,705
Deferred rent	4,342	4,944
Net operating loss carryover	8,247	17,088
State tax adjustments	1,639	3,626
Capital and other unrealized losses	3,301	3,240
Other	6,720	6,279
Total	52,197	88,015
Less valuation allowance	(741)	(595)
Deferred income tax asset	51,456	87,420
Deferred income tax liability:
Fixed assets and intangible assets	(223,639)	(206,553)
Pension, postretirement and other	(21,344)	(4,231)
Deferred income tax liability	(244,983)	(210,784)
Deferred income tax liability, net	$(193,527)	$(123,364)
The deferred income liability has been classified in “Deferred income taxes, net” in the accompanying consolidated balance sheets as of December 31, as follows:

	2013	2012
Current deferred income tax asset, net	$5,077	$10,397
Non-current deferred income tax liability, net	(198,604)	(133,761)
Deferred income tax liability, net	$(193,527)	$(123,364)

As a result of certain realization requirements of ASC 718, the table of net deferred tax assets shown above does not include certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will increase by $1,854 if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.
For the year ended December 31, 2013, deferred income tax liabilities, net of $70,163 were recorded primarily attributable to timing differences involving pensions, depreciation and amortization. For the year ended December 31, 2012, deferred income tax liabilities, net in the amount of $40,836 and $40,244 were recorded in connection with the acquisitions of MediConnect and Argus, respectively. Other increases in deferred tax liabilities in 2012 of $56.7 million were primarily due to increased contributions

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the pension and post retirement plans in the current period as well as the other timing differences attributable to depreciation and amortization.
The ultimate realization of the deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. The Company has provided for a valuation allowance against the deferred tax assets associated with the net operating losses of certain subsidiaries. The Company’s net operating loss carryforwards expire as follows:

Years	Amount
2014-2021	$12,916
2022-2026	14,345
2027-2033	52,478
$79,739
A valuation allowance has been established based on the Company’s evaluation of the likelihood of utilizing these benefits before they expire. The Company has determined that the generation of future taxable income from certain subsidiaries to fully realize the deferred tax assets is uncertain. Other than these items, the Company has determined, based on the Company’s historical operating performance, that taxable income of the Company will more likely than not be sufficient to fully realize the deferred tax assets.
It is the practice of the Company to permanently reinvest the undistributed earnings of its foreign subsidiaries in those operations. As of December 31, 2013, the Company has not made a provision for U.S. or additional foreign withholdings taxes on approximately $7,993 of the unremitted earnings. The Company does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. Consequently, the Company has not provided for U.S. federal or state income taxes or associated withholding taxes on these undistributed foreign earnings.
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

	2013	2012	2011
Unrecognized tax benefit at January 1	$17,883	$17,877	$23,080
Gross increase in tax positions in prior period	541	911	3,684
Gross decrease in tax positions in prior period	(4,241)	(1,494)	(1,753)
Gross increase in tax positions in current period	—	—	281
Gross increase in tax positions from stock acquisitions	—	3,304	97
Gross decrease in tax positions from stock acquisitions	—	—	(20)
Settlements	(390)	(1,770)	(1,477)
Lapse of statute of limitations	(4,269)	(945)	(6,015)
Unrecognized tax benefit at December 31	$9,524	$17,883	$17,877
Of the total unrecognized tax benefits at December 31, 2013, 2012 and 2011, $4,658, $10,103 and $9,939, respectively, represent the amounts that, if recognized, would have a favorable effect on the Company’s effective tax rate in any future periods.
The total gross amount of accrued interest and penalties at December 31, 2013, 2012 and 2011 was $2,619, $3,728 and $4,690, respectively. The Company’s practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in the accompanying consolidated statements of operations.
The Company does not expect a significant increase in unrecognized benefits related to federal, foreign, or state tax exposures within the coming year. In addition, the Company believes that it is reasonably possible that approximately $3,862 of

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2014 as a result of a combination of audit settlements and lapses of statute of limitations, net of additional uncertain tax positions.
The Company is subject to tax in the U.S. and in various state and foreign jurisdictions. The Company joined by its domestic subsidiaries, files a consolidated income tax return for the Federal income tax purposes. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for tax years before 2010. The Internal Revenue Service completed an audit for the 2009 period with no changes.
13.    Composition of Certain Financial Statement Captions:
The following table presents the components of “Other current assets”, “Accounts payable and accrued liabilities” and “Other liabilities” as of December 31:

	2013	2012
Other current assets:
Acquisition related escrows	$27,967	$29,277
Other current assets	6,714	9,832
Total other current assets	$34,681	$39,109
Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$79,372	$78,979
Escrow liabilities	27,918	28,954
Other current liabilities	80,974	79,715
Total accounts payable and accrued liabilities	$188,264	$187,648
Other liabilities:
Unrecognized tax benefits, including interest and penalty	$12,143	$21,611
Deferred rent	12,219	12,919
Other liabilities	11,681	43,660
Total other liabilities	$36,043	$78,190

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Debt:
The following table presents short-term and long-term debt by issuance as of December 31:

	Issuance Date	Maturity Date	2013	2012
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$—	$10,000
Prudential shelf notes:
6.13% Series G shelf notes	8/8/2006	8/8/2013	—	75,000
5.84% Series H shelf notes	10/26/2007	10/26/2013	—	17,500
6.28% Series I shelf notes	4/29/2008	4/29/2013	—	15,000
Principal shelf notes:
6.16% Series B shelf notes	8/8/2006	8/8/2013	—	25,000
New York Life shelf notes:
5.87% Series A shelf notes	10/26/2007	10/26/2013	—	17,500
Aviva Investors shelf notes:
6.46% Series A shelf notes	4/27/2009	4/27/2013	—	30,000
Capital lease obligations	Various	Various	4,448	5,263
Short-term debt and current portion of long-term debt			4,448	195,263
Long-term debt:
Senior notes:
4.125% senior notes, less unamortized discount of $2,415 and $2,692 as of December 31, 2013 and 2012, respectively	9/12/2012	9/12/2022	347,585	347,308
4.875% senior notes, less unamortized discount of $1,699, and $2,037 as of December 31, 2013 and 2012, respectively	12/8/2011	1/15/2019	248,301	247,963
5.80% senior notes, less unamortized discount of $757 and $862 as of December 31, 2013 and 2012, respectively	4/6/2011	5/1/2021	449,243	449,138
Prudential shelf notes:
5.84% Series H shelf notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I shelf notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J shelf notes	6/15/2009	6/15/2016	50,000	50,000
New York Life shelf notes:
5.87% Series A shelf notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B shelf notes	4/29/2008	4/29/2015	50,000	50,000
Capital lease obligations	Various	Various	6,310	1,753
Long-term debt			1,271,439	1,266,162
Total debt			$1,275,887	$1,461,425

Accrued interest associated with the Company’s outstanding debt obligations was $16,150 and $17,811 as of December 31, 2013 and 2012, respectively, and included in “Accounts payable and accrued liabilities” within the accompanying consolidated balance sheets. Interest expense associated with the Company’s outstanding debt obligations was $73,068, $69,892 and $51,915 for the years ended December 31, 2013, 2012 and 2011, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes
On September 12, 2012, the Company completed an issuance of senior notes in the aggregate principal amount of $350,000. These senior notes are due on September 12, 2022 and accrue interest at a rate of 4.125% per annum. Interest is payable semi-annually on March 12 and September 12 of each year.
On December 8, 2011, the Company completed an issuance of senior notes in the aggregate principal amount of $250,000. These senior notes are due on January 15, 2019 and accrue interest at a rate of 4.875% per annum. Interest is payable semi-annually on January 15th and July 15th of each year.
On April 6, 2011, the Company completed an issuance of senior notes in the aggregate principal amount of $450,000. These senior notes are due on May 1, 2021 and accrue interest at a rate of 5.80% per annum. Interest is payable semi-annually on May 1st and November 1st of each year.
Verisk Analytics, Inc. (the "Parent Company") issued senior notes that are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO, the principal operating subsidiary and certain subsidiaries that guarantee the syndicated revolving credit facility or any amendment, refinancing or replacement thereof (See Note 21. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries for further information). The debt issuance costs are amortized from the date of issuance to the maturity date. The senior notes rank equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. However, the senior notes are subordinated to the indebtedness of any of the subsidiaries that do not guarantee the senior notes and are effectively subordinated to any future secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees of the senior notes rank equally and ratably in right of payment with all other existing and future unsecured and unsubordinated indebtedness of the guarantors, and senior in right of payment to all future subordinated indebtedness of the guarantors. Because the guarantees of the senior notes are not secured, such guarantees are effectively subordinated to any existing and future secured indebtedness of the applicable guarantor to the extent of the value of the collateral securing that indebtedness. Upon a change of control event, the holders of the senior notes have the right to require the Company to repurchase all or any part of such holder’s senior notes at a purchase price in cash equal to 101% of the principal amount of the senior notes plus accrued and unpaid interest, if any, to the date of repurchase. The indenture governing the senior notes restricts the Company’s ability and its subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of the Company's assets, or merge with or into, any other person or entity.
Prudential Master Shelf Agreement
The Company had an uncommitted master shelf agreement with Prudential Capital Group that expired on August 30, 2013. The Company did not extend this agreement. As of December 31, 2013 and 2012, $152,500 and $260,000 was outstanding under this agreement, respectively. During the year ended December 31, 2013, the Company repaid $107,500 of its outstanding borrowings under this agreement that had matured during the year. Prudential Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and interest coverage ratios.
Principal Master Shelf Agreement
The Company had an uncommitted master shelf agreement with Principal Global Investors, LLC that expired on July 10, 2009. The Company did not extend this agreement. During the year ended December 31, 2013, the Company repaid the remaining $25,000 of outstanding borrowings under this agreement that matured in August 2013.
New York Life Master Shelf Agreement
The Company had an uncommitted master shelf agreement with New York Life that expired on March 16, 2013. The Company did not extend this agreement. As of December 31, 2013 and 2012, $67,500 and $85,000 was outstanding under this agreement, respectively. During the year ended December 31, 2013, the Company repaid $17,500 of its outstanding borrowings under this agreement that matured in October 2013. New York Life Shelf Notes contain covenants that, among other things, require the Company to maintain certain leverage and interest coverage ratios.
Aviva Master Shelf Agreement
The Company had an uncommitted master shelf agreement with Aviva Investors North America, Inc that expired on December 10, 2011. During the year ended December 31, 2013, the Company repaid the remaining $30,000 of outstanding borrowings under this agreement that matured in April 2013.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Syndicated Revolving Credit Facility
The Company has a committed senior unsecured Syndicated Revolving Credit Facility (the “Credit Facility”) with Bank of America N.A., JPMorgan Chase Bank N.A., Wells Fargo Bank N.A., SunTrust Bank, RBS Citizens N.A., Morgan Stanley Bank N.A., TD Bank N.A., Royal Bank of Canada, The Northern Trust Company, and HSBC Bank USA, N.A. On October 25, 2013, the Company amended its Credit Facility to increase the borrowing capacity from $850,000 to $975,000 and extend the maturity date from October 24, 2017 to October 24, 2018. The Company amortizes all one-time fees and third party costs associated with the execution and amendment of this Credit Facility though the maturity date. Interest is payable at maturity at a rate of LIBOR plus 1.125% to 1.875%, depending upon the result of certain ratios defined in the credit agreement. The Credit Facility contains certain customary financial and other covenants that, among other things, require the Company to maintain certain leverage and interest coverage ratios. Verisk and ISO are co-borrowers under the Credit Facility.
As of December 31, 2013, the Company has an available borrowing capacity, net of outstanding letters of credit, of $973,069 under the Credit Facility. Borrowings may be used for general corporate purposes, including working capital and capital expenditures, acquisitions and share repurchase programs. As of December 31, 2013 and 2012, the Company had $0 and $10,000, outstanding borrowings under the Credit Facility, respectively.
Debt Maturities
The following table reflects the Company’s debt maturities:

Year	Amount
2014	$4,448
2015	173,896
2016	51,996
2017	238
2018	53
2019 and thereafter	1,050,127
$1,280,758
15.    Stockholders’ Equity (Deficit):
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
The Company authorized 80,000,000 shares of preferred stock, par value $0.001 per shares. The preferred shares have preferential rights over the Verisk Class A, Class B-1 and Class B-2 common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares from the reorganization date through December 31, 2013.
Share Repurchase Program
The Company has authorized repurchases of up to $1,200,000 of its common stock through its share repurchase program (the "Repurchase Program") and as of December 31, 2013, the Company had $165,253 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the "2013 Incentive Plan"), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced,

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

suspended, or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.
During the years ended December 31, 2013 and 2012, 4,532,552 and 3,491,591 shares of Verisk Class A common stock were repurchased by the Company as part of this program at a weighted average price of $61.54 and $46.57 per share, respectively. The Company utilized cash from operations and the proceeds from its senior notes to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $3,038 and $1,511 in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheets for those purchases that have not settled as of December 31, 2013 and 2012, respectively.
Treasury Stock
As of December 31, 2013, the Company’s treasury stock consisted of 376,545,111 shares of Verisk Class A common stock. During the year ended December 31, 2013 and 2012, the Company reissued 4,263,406 and 6,933,437 shares of Class A common stock, under the 2013 Incentive Plan, 2009 Incentive Plan and the 1996 Incentive Plan, from the treasury shares at a weighted average price of $4.54 and $4.07 per share, respectively.
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
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31:

	2013	2012	2011
	(In thousands, except for share and per share data)
Numerator used in basic and diluted EPS:
Net income	$348,380	$329,142	$282,758
Denominator:
Weighted average number of common shares used in basic EPS	168,031,412	165,890,258	166,015,238
Effect of dilutive shares:
Potential Class A common stock issuable from stock options and stock awards	4,244,948	5,819,260	7,309,872
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	172,276,360	171,709,518	173,325,110
Basic net income per share:
Income from continuing operations	$2.04	$1.91	$1.58
Income from discontinued operations	0.03	0.07	0.12
Basic net income per share	$2.07	$1.98	$1.70
Diluted net income per share:
Income from continuing operations	$1.99	$1.85	$1.51
Income from discontinued operations	0.03	0.07	0.12
Diluted net income per share	$2.02	$1.92	$1.63
The potential shares of common stock that were excluded from diluted EPS were 822,410, 919,816 and 1,506,440 at December 31, 2013, 2012 and 2011, respectively, because the effect of including those potential shares was anti-dilutive.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of December 31:

	2013	2012
Unrealized foreign currency losses	$(1,800)	$(960)
Unrealized (losses) gains on available-for-sale securities, net of tax	(75)	72
Pension and postretirement adjustment, net of tax	(41,613)	(88,272)
Accumulated other comprehensive losses	$(43,488)	$(89,160)

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The before tax and after tax amounts of other comprehensive income for the years ended December 31, 2013, 2012 and 2011 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
December 31, 2013
Unrealized foreign currency loss	$(840)	$—	$(840)
Unrealized loss on available-for-sale securities before reclassifications	(1,122)	433	(689)
Amount reclassified from accumulated other comprehensive loss (1)	882	(340)	542
Unrealized loss on available-for-sale securities	(240)	93	(147)
Pension and postretirement adjustment before reclassifications	80,773	(30,611)	50,162
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(5,699)	2,196	(3,503)
Pension and postretirement adjustment	75,074	(28,415)	46,659
Total other comprehensive income	$73,994	$(28,322)	$45,672
December 31, 2012
Unrealized foreign currency gain	$15	$—	$15
Unrealized loss on available-for-sale securities before reclassifications	(727)	316	(411)
Amount reclassified from accumulated other comprehensive loss (1)	346	(132)	214
Unrealized loss on available-for-sale securities	(381)	184	(197)
Pension and postretirement adjustment before reclassifications	(13,082)	4,865	(8,217)
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(4,001)	1,527	(2,474)
Pension and postretirement adjustment	(17,083)	6,392	(10,691)
Total other comprehensive loss	$(17,449)	$6,576	$(10,873)
December 31, 2011
Unrealized foreign currency loss	$(183)	$—	$(183)
Unrealized loss on available-for-sale securities before reclassifications	(1,493)	614	(879)
Amount reclassified from accumulated other comprehensive loss (1)	686	(263)	423
Unrealized loss on available-for-sale securities	(807)	351	(456)
Pension and postretirement adjustment before reclassifications	(25,346)	6,631	(18,715)
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(5,071)	1,941	(3,130)
Pension and postretirement adjustment	(30,417)	8,572	(21,845)
Total other comprehensive loss	$(31,407)	$8,923	$(22,484)

(1) This accumulated other comprehensive income (loss) component, before tax, is included under “Realized (loss) gain on available-for-sale securities, net” in the accompanying consolidated statements of operations.
(2) These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 17. Pension and Postretirement Benefits for additional details).

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $18, $17 and $17 for 2013, 2012 and 2011, respectively. Certain eligible participants (age 50 and older) may contribute an additional $6 on a pre-tax basis for 2013, 2012 and 2011. After-tax contributions are limited to 10% of a participant’s compensation. The Company provides quarterly matching contributions in Verisk Class A common stock. The quarterly matching contributions are primarily equal to 75% of the first 6% of the participant’s contribution.
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
In December 2004, the Company repaid the ESOP loan and issued a new loan agreement between the Company and the KSOP, thereby extending the allocation of the remaining unreleased shares as of July 1, 2004 through 2013. As part of this new loan agreement, the Company is required to contribute $8,000 to the ESOP by 2016, earlier payment is at the Company’s discretion. On April 20, 2013, the ESOP refinanced its intercompany loan between the Company and the KSOP, thereby extending the allocation of the remaining unreleased shares through 2016. As part of this new loan agreement, the Company is required to contribute an additional $9,000, plus interest, of cash or shares to the ESOP by 2016. Earlier contribution is at the Company's discretion. As the intercompany ESOP loan is repaid, a percentage of the ESOP loan collateral will be released and allocated to active participants in proportion to their annual salaries in relation to total participant salaries. As of December 31, 2013, the intercompany ESOP loan collateral consisted of 394,598 shares of Verisk Class A common stock valued at $65.72 per share. As of December 31, 2013, the Company had 14,137,294 allocated ESOP shares.
In 2005, the Company established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the qualified pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees participated in the Profit Sharing Plan if they completed 1,000 hours of service each plan year and were employed on December 31 of that year. The Company can make a discretionary contribution to the Profit Sharing Plan based on the annual performance of the Company. Participants vest once they have completed four years and 1,000 hours of service. For fiscal years 2013 and 2012, there were no profit sharing contributions allocated. In 2011, the profit sharing contribution was funded using Class A common stock.
At December 31, 2013, 2012 and 2011, the fair value of Verisk Class A common stock was $65.72, $50.97, and $40.13 per share, respectively. KSOP compensation expense for 2013, 2012 and 2011 was approximately $14,930, $13,111 and $12,615, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Compensation Plans
All of the Company’s outstanding stock options and restricted stock are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company's treasury shares. On May 15, 2013, the Company’s shareholders approved the 2013 Incentive Plan.  The number of shares of Class A common stock available for issuance under the 2013 Incentive Plan is 15,700,000 and such amount shall be reduced on a 1-for-1 basis for every share issued that is subject to an option or stock appreciation right and on a 2.5-for-1 basis for every share issued that is subject to an award other than an option or stock appreciation right.  Shares that were subject to an award under the 2013 Incentive Plan that become forfeited, expired or otherwise terminated shall again be available for issuance under the 2013 Incentive Plan on a 1-for-1 basis if the shares were subject to options or stock appreciation rights, and on an 2.5-for-1 basis if the shares were subject to awards other than options or stock appreciation rights. As of December 31, 2013, there were 14,365,793 shares of Class A common stock reserved and available for future issuance. Cash received from stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $80,368, $68,388 and $43,345, respectively.
In 2013, the Company granted 806,512 nonqualified stock options to key employees. The nonqualified stock options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. In addition, the Company granted 209,292 shares of restricted stock and 574 shares of Class A common stock to key employees. The restricted stock is valued at the closing price of the Company’s Class A common stock on the date of grant and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the periods in which the restrictions lapse. The restricted stock is not assignable or transferrable until it becomes vested. Also in 2013, the Company granted 27,494 nonqualified stock options that were immediately vested, 54,032 nonqualified stock options with a one-year service vesting period, 7,535 shares of Class A common stock, and 32,382 deferred stock units to the directors of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company’s Class A common stock on the grant date and a ten-year contractual term.
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table during the years ended December 31:

	2013	2012	2011
Option pricing model	Black-Scholes	Black-Scholes	Black-Scholes
Expected volatility	29.27%	32.22%	30.44%
Risk-free interest rate	0.70%	0.90%	2.21%
Expected term in years	4.5	4.7	5.1
Dividend yield	—%	—%	—%
Weighted average grant date fair value per stock option	$15.58	$13.59	$10.42
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of options outstanding under the Incentive Plan and the Option Plan and changes during the three years then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
	(In thousands, except for share and per share data)
Outstanding at January 1, 2011	23,057,857	$13.35	$478,014
Granted	1,574,705	$33.46
Exercised	(5,543,866)	$7.82	$149,613
Cancelled or expired	(192,291)	$22.58
Outstanding at December 31, 2011	18,896,405	$16.55	$445,510
Granted	973,124	$47.38
Exercised	(6,880,678)	$9.09	$257,391
Cancelled or expired	(415,553)	$19.30
Outstanding at December 31, 2012	12,573,298	$22.21	$361,653
Granted	888,038	$61.10
Exercised	(4,076,750)	$19.79	$168,056
Cancelled or expired	(149,266)	$43.14
Outstanding at December 31, 2013	9,235,320	$26.67	$360,611
Options exercisable at December 31, 2013	7,169,089	$20.98	$320,766
Options exercisable at December 31, 2012	8,796,996	$18.37	$286,806
A summary of the status of the Company’s nonvested options and changes is presented below:

	Number of Options	Weighted Average Grant-Date Fair Value Per Share
Nonvested balance at January 1, 2011	8,237,410	$6.27
Granted	1,574,705	$10.42
Vested	(2,876,730)	$5.56
Cancelled or expired	(192,291)	$6.82
Nonvested balance at December 31, 2011	6,743,094	$7.52
Granted	973,124	$13.59
Vested	(3,524,363)	$7.38
Cancelled or expired	(415,553)	$5.62
Nonvested balance at December 31, 2012	3,776,302	$9.43
Granted	888,038	$15.58
Vested	(2,448,843)	$8.81
Cancelled or expired	(149,266)	$12.18
Nonvested balance at December 31, 2013	2,066,231	$12.61

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2013 was $360,611 and $320,766, respectively. In accordance with ASC 718, excess tax benefit from exercised stock options is recorded as an increase to additional-paid-in capital and a corresponding reduction in taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying consolidated statements of cash flows. For the years ended December 31, 2013,

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012 and 2011, the Company recorded excess tax benefit from exercised stock options of $58,056, $88,387 and $57,684, respectively. The Company realized $109,946, $60,672 and $53,195 of tax benefit within the Company’s tax payments through December 31, 2013, 2012 and 2011, respectively.The Company estimates expected forfeitures of equity awards at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the requisite service period and may impact the timing of expense recognized over the requisite service period. Stock based compensation expense for 2013, 2012 and 2011 was $21,087, $24,696 and $22,656, respectively.
A summary of the status of the restricted stock awarded under the 2013 Incentive Plan and changes is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010	—	$—
Granted	150,187	$33.27
Vested	(1,523)	$33.30
Forfeited	(3,030)	$33.30
Outstanding at December 31, 2011	145,634	$33.32
Granted	244,397	$47.10
Vested	(41,120)	$34.51
Forfeited	(17,898)	$43.27
Outstanding at December 31, 2012	331,013	$42.78
Granted	241,674	$61.12
Vested	(150,668)	$37.82
Forfeited	(25,270)	$53.00
Outstanding at December 31, 2013	396,749	$52.82

As of December 31, 2013, there was $39,086 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2013 Incentive Plan and the 2009 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.51 years. As of December 31, 2013, there were 2,066,231 and 396,749 nonvested stock options and restricted stock, respectively, of which 1,581,125 and 287,897 are expected to vest. The total grant date fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $16,468, $19,834 and $20,554, respectively. The total grant date fair value of restricted stock vested during the year ended December 31, 2013, 2012 and 2011 was $7,153, $3,206 and $908, respectively.
On May 16, 2012, the Company’s stockholders approved the implementation of an employee stock purchase plan (“ESPP”). The ESPP commenced on October 1, 2012 and offers eligible employees the opportunity to authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25 in any calendar year, to purchase shares of the Company’s Class A common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the year ended December 31, 2013, the Company issued 27,879 shares of Verisk Class A common stock at a weighted average discounted price of $59.62.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pension liability by approximately $10,200 and the Company realized a curtailment gain of $780 in “Cost of revenues” and “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.
The Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. In April 2012, the Company completed a voluntary prefunding to the Pension Plan of $72,000, which resulted in a total contribution of $78,837 for the year, of which $28,206 was the minimum contribution requirement for 2012. Due to the prefunding, the minimum contribution requirement was and is expected to be $0 in 2013 and 2014, respectively. The Company contributed $3,911 and $839 to the SERP in 2013 and 2012, respectively, and expects to contribute $715 in 2014.
The Company also provides certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage. The Company expects to contribute $1,767 to the Postretirement Plan in 2014. In March 2012, the Company established a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The Company contributed $20,000 to the VEBA Plan for the year ended December 31, 2012, and did not make further contributions thereafter. The asset allocation for the VEBA Plan at December 31, 2013 and target allocation for 2014 are 100% in debt securities.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the benefit obligations and the plan assets, the (funded) unfunded status of the Pension Plan, SERP and Postretirement Plan, and the amounts recognized in the Company’s consolidated balance sheets at December 31:

	Pension Plan and SERP		Postretirement Plan
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at January 1	$460,482	$434,689	$22,434	$21,935
Service cost	—	282	—	—
Interest cost	17,860	19,888	608	779
Actuarial (gain) loss	(31,962)	39,466	(426)	2,328
Curtailments	—	(8,255)	—	—
Plan participants’ contributions	—	—	1,748	2,505
Benefits paid	(25,716)	(25,588)	(4,225)	(5,411)
Federal subsidy on benefits paid	—	—	260	298
Benefit obligation at December 31	$420,664	$460,482	$20,399	$22,434
Accumulated benefit obligation at December 31	$420,664	$460,482
Weighted-average assumptions as of December 31 used to determine benefit obligation:
Discount rate	4.74%	3.98%	3.45%	2.75%
Change in plan assets:
Fair value of plan assets at January 1	$421,134	$324,864	$18,766	$—
Actual return on plan assets, net of expenses	68,583	42,182	(198)	206
Employer contributions	3,911	79,676	250	21,168
Plan participants’ contributions	—	—	1,748	2,505
Benefits paid	(25,716)	(25,588)	(4,225)	(5,411)
Subsidies received	—	—	260	298
Fair value of plan assets at December 31	$467,912	$421,134	$16,601	$18,766
(Funded) unfunded status at December 31	$(47,248)	$39,348	$3,798	$3,668
The pre-tax components included within accumulated other comprehensive losses as of December 31 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	2013	2012	2013	2012
Prior service benefit	$—	$—	$(1,147)	$(1,293)
Actuarial losses	62,226	137,369	9,208	9,285
Accumulated other comprehensive losses, pretax	$62,226	$137,369	$8,061	$7,992

The pre-tax components of net periodic benefit cost and the amounts recognized in other comprehensive loss are summarized below for the years ended December 31:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Plan and SERP			Postretirement Plan
	2013	2012	2011	2013	2012	2011
Service cost	$—	$282	$6,361	$—	$—	$—
Interest cost	17,860	19,888	21,707	608	779	878
Curtailment gain	—	(780)	—	—	—	—
Expected return on plan assets	(30,480)	(28,899)	(25,797)	(919)	(255)	—
Amortization of prior service benefit	—	(133)	(801)	(146)	(146)	(146)
Amortization of net actuarial loss	5,078	3,646	5,598	767	634	420
Net periodic benefit (credit) cost	(7,542)	(5,996)	7,068	310	1,012	1,152
Amortization of actuarial loss reclassified from accumulated other comprehensive losses	(1,320)	(279)	(656)	—	—	—
Amortization of prior service benefit reclassified from accumulated other comprehensive losses	—	133	801	146	146	146
Prior service benefit	—	(7,475)	—	—	—	—
Net loss recognized reclassified from accumulated other comprehensive losses	(3,758)	(3,368)	(4,942)	—	—	—
Actuarial (loss) gain	(70,065)	26,184	38,220	(77)	1,742	(3,152)
Total recognized in other comprehensive (income) loss	(75,143)	15,195	33,423	69	1,888	(3,006)
Total recognized in net periodic benefit (credit) cost and other comprehensive (income) loss	$(82,685)	$9,199	$40,491	$379	$2,900	$(1,854)
The estimated amounts in accumulated other comprehensive losses that are expected to be recognized as components of net periodic benefit cost during 2014 are summarized below:

	Pension Plan And SERP	Postretirement Plan	Total
Amortization of prior service benefit	$—	$(146)	$(146)
Amortization of net actuarial loss	605	673	1,278
Total	$605	$527	$1,132
The weighted-average assumptions as of January 1 used to determine net periodic benefit (credit) cost and the amount recognized in the accompanying consolidated balance sheets are provided below:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Plan and SERP			Postretirement Plan
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions as of January 1, used to determine net benefit cost:
Discount rate	3.98%	4.98%	5.49%	2.75%	3.50%	4.00%
Expected return on plan assets	7.50%	7.50%	8.25%	5.00%	N/A	N/A
Rate of compensation increase	N/A	4.00%	4.00%	N/A	N/A	N/A
Amounts recognized in the consolidated balance sheets consist of:
Pension assets, noncurrent	$(60,955)	$—	$—	$—	$—	$—
Pension, SERP and postretirement benefits, current	700	693	664	1,737	1,041	3,348
Pension, SERP and postretirement benefits, noncurrent	13,007	38,655	109,161	2,061	2,627	18,587
Total Pension, SERP and Postretirement benefits	$(47,248)	$39,348	$109,825	$3,798	$3,668	$21,935

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the Postretirement Plan are net of the federal Medicare subsidy.

	Pension Plan and SERP	Postretirement Plan
	Gross Benefit Amount	Gross Benefit Amount	Medicare Subsidy Payments	Net Benefit Amount
2014	$28,391	$3,408	$(455)	$2,953
2015	$28,743	$3,156	$(448)	$2,708
2016	$29,460	$2,886	$(435)	$2,451
2017	$29,958	$2,611	$(421)	$2,190
2018	$29,692	$2,334	$(405)	$1,929
2019-2023	$148,179	$7,970	$(944)	$7,026
The healthcare cost trend rate for 2013 was 8.00% gradually decreasing to 5.00% in 2020. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A 1.00% change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect of total service and interest cost components of net periodic postretirement healthcare benefit cost	$15	$(14)
Effect on the healthcare component of the accumulated postretirement benefit obligation	$549	$(511)
The expected subsidy from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced the Company’s accumulated postretirement benefit obligation by approximately $2,868 and $4,089 as of December 31, 2013 and 2012, and the net periodic benefit cost by approximately $19, $114 and $499 in fiscal 2013, 2012 and 2011, respectively.
The expected return on the Pension Plan assets for 2013 and 2012 was 7.50%, which was determined by taking into consideration the Company’s analysis of its actual historical investment returns to a broader long-term forecast adjusted based on the its target investment allocation, and the current economic environment. The Company’s investment guidelines target investment

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocation of 60% equity securities and 40% debt securities. The Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms. The domestic equity portion of the total portfolio should range between 40% and 60%. The international equity portion of the total portfolio should range between 10% and 20%. The fixed income portion of the total portfolio should range between 20% and 40%. The asset allocation at December 31, 2013 and 2012, and target allocation for 2014 by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets
		2013	2012
Equity securities	60.00%	66.80%	57.90%
Debt securities	40.00%	33.20%	41.00%
Other	—%	—%	1.10%
Total	100.00%	100.00%	100.00%

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value measurements by level of the Pension Plan and Postretirement Plan assets:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Equity
Managed equity accounts (1)	$110,852	$110,852	$—	$—
Equity — pooled separate account (2)	200,947	—	200,947	—
Equity — partnerships (3)	635	—	—	635
Debt
Fixed income manager — pooled separate account (2)	165,157	—	165,157	—
Fixed income manager — government securities (4)	16,601	16,601	—	—
Other
Cash deficit — pooled separate account (2)	(9,679)	—	(9,679)	—
Total	$484,513	$127,453	$356,425	$635
December 31, 2012
Equity
Managed equity accounts (1)	$74,815	$74,815	$—	$—
Equity — pooled separate account (2)	168,232	—	168,232	—
Equity — partnerships (3)	1,022	—	—	1,022
Debt
Fixed income manager — pooled separate account (2)	172,547	—	172,547	—
Fixed income manager — government securities (4)	18,766	18,766	—	—
Other
Cash — pooled separate account (2)	4,518	—	4,518	—
Total	$439,900	$93,581	$345,297	$1,022

(1)
Valued at the closing price of shares for domestic stocks within the managed equity accounts, and valued at the net asset value (“NAV”) of shares for mutual funds at either the closing price reported in the active market or based on yields currently available on comparable securities of issuers with similar credit ratings for corporate bonds held by the Pension Plan in these managed accounts.

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mortgage obligations, and other obligations that are secured by mortgages or mortgage backed securities, and valued at the closing price reported in the active market.
The following table sets forth a summary of changes in fair value of the Pension Plan’s Level 3 assets for the years ended December 31:

	Equity-partnerships
	2013	2012
Balance at January 1	$1,022	$1,067
Realized and unrealized loss on plan assets, net	(387)	(45)
Balance at December 31	$635	$1,022
18.    Segment Reporting
ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise reports financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s President and CEO is identified as the CODM as defined by ASC 280-10. To align with the internal management of the Company’s business operations based on service offerings, the Company is organized into the following two operating segments, which are also the Company’s reportable segments:
Decision Analytics: The Company develops solutions that its customers use to analyze key processes in managing risk. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance, and healthcare sectors. Effective December 31, 2011, the Company provided additional disclosure about its revenue within Decision Analytics segment based on the industry vertical groupings of insurance, financial services, healthcare and specialized markets. Previously, the Company disclosed revenue based on the classification of its solution as fraud identification and detection solutions, loss prediction solutions and loss quantification solutions. There have been no changes in reportable segments in accordance with ASC 280-10 for the year ended December 31, 2011.
Risk Assessment: The Company is the leading provider of statistical, actuarial and underwriting data for the U.S. P&C insurance industry. The Company’s databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants and fire suppression capabilities of municipalities. The Company uses this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies. Effective December 31, 2012, the Company combined the statistical agency and data services and actuarial services into industry-standard insurance programs within the Risk Assessment segment. There have been no changes in reportable segments in accordance with ASC 280-10 for the years ended December 31, 2012 and 2011.

Discontinued Operations: During February 2014, the Company entered into an agreement to sell the Company's mortgage services business, Interthinx. Results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2013 and for all prior periods presented. Refer to Note 10 for more information. From 2009 to 2011, the mortgage services business was in both Risk Assessment segment within the insurance services revenue category and Decision Analytics segment in the financial services revenue category. In 2012, the Company reclassified the appraisal mortgage tools from Risk Assessment to our Decision Analytics segment in the financial services revenue category. Therefore, in 2012 and 2013, the mortgage services business is within Decision Analytics segment.
The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. In the second quarter of 2012, the Company changed its definition of EBITDA such that it only reflects the definition noted and no longer excludes investment income and realized (loss) gain on securities, net, for all periods presented. Operating expenses consist

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1.00% or more of the Company’s consolidated revenue for the years ended December 31, 2013, 2012 or 2011. No individual country outside of the U.S. accounted for 1.00% or more of total consolidated long-term assets as of December 31, 2013 or 2012.
The following table provides the Company’s revenue and operating income performance by reportable segment for the years ended December 31, as well as a reconciliation to income before income taxes for all periods presented in the accompanying consolidated statements of operations:

	2013			2012			2011
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$977,427	$618,276	$1,595,703	$828,342	$579,506	$1,407,848	$639,100	$552,293	$1,191,393
Expenses:
Cost of revenues (exclusive of items shown separately below)	427,978	194,545	622,523	334,280	182,428	516,708	253,970	187,009	440,979
Selling, general and administrative	151,557	77,425	228,982	139,122	80,946	220,068	117,188	82,307	199,495
Acquisition related liabilities adjustment	—	—	—	—	—	—	(3,364)	—	(3,364)
Investment (income) and realized (gain) loss on available-for-sale securities, net	16	(625)	(609)	22	(128)	(106)	8	(887)	(879)
EBITDA from discontinued operations	(15,466)	—	(15,466)	(24,737)	—	(24,737)	(34,539)	(3,186)	(37,725)
EBITDA	413,342	346,931	760,273	379,655	316,260	695,915	305,837	287,050	592,887
Depreciation and amortization of fixed assets	51,739	14,451	66,190	33,106	13,531	46,637	26,369	13,766	40,135
Amortization of intangible assets	63,388	353	63,741	52,207	—	52,207	32,985	—	32,985
Investment income and realized gain (loss) on available-for-sale securities, net	(16)	625	609	(22)	128	106	(8)	887	879
EBITDA from discontinued operations	15,466	—	15,466	24,737	—	24,737	34,539	3,186	37,725
Operating income	$282,765	$331,502	$614,267	$269,627	$302,601	$572,228	$211,952	$269,211	$481,163
Capital expenditures, including non-cash purchases of fixed assets and capital lease obligations	$123,927	$33,575	$157,502	$64,747	$15,004	$79,751	$56,486	$11,890	$68,376

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segment revenue by type of service is provided below for the years ended December 31:

	2013	2012	2011
Decision Analytics
Insurance	$539,150	$493,456	$451,216
Financial services	81,113	26,567	5,323
Healthcare	271,538	222,955	103,722
Specialized markets	85,626	85,364	78,839
Total Decision Analytics	977,427	828,342	639,100
Risk Assessment
Industry-standard insurance programs	471,130	450,646	426,228
Property-specific rating and underwriting information	147,146	128,860	126,065
Total Risk Assessment	618,276	579,506	552,293
Total consolidated revenues	$1,595,703	$1,407,848	$1,191,393
19.    Related Parties:
The Company considers its Class A stockholders that own more than 5% of the outstanding stock within the respective class to be related parties as defined within ASC 850, Related Party Disclosures. The Company had no related parties owning more than 5% of the entire class of stock as of December 31, 2013 and 2012.
In addition, the Company had revenues from related parties for the years ended December 31, 2013, 2012 and 2011 of $0, $0 and $13,882, respectively.
20.    Commitments and Contingencies:
The Company’s operations are conducted on leased premises. Approximate minimum rentals under long-term noncancelable leases for all leased premises, computer equipment and automobiles are as follows:

Years Ending	Operating Leases	Capital Leases
2014	$34,590	$4,750
2015	35,957	4,059
2016	33,171	2,034
2017	31,362	256
2018	27,182	73
2019-2024	73,019	194
Net minimum lease payments	$235,281	11,366
Less amount representing interest		608
Present value of net minimum lease capital payments		$10,758

Most of the leases require payment of property taxes and utilities and, in certain cases, contain renewal options. Operating leases consist of office space. Capital leases consist of computer equipment, office equipment, and leased automobiles. Rent expense on operating leases approximated $32,186, $29,618 and $27,902 in 2013, 2012 and 2011, respectively.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intellicorp Records, Inc. Litigation and iiX Litigation
On April 20, 2012, the Company was served with a class action complaint filed in Alameda County Superior Court in California naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp”) titled Jane Roe v. Intellicorp Records, Inc. The complaint alleged violations of the Fair Credit Reporting Act (“FCRA”) and claimed that Intellicorp failed to implement reasonable procedures to assure maximum possible accuracy of the adverse information contained in the background reports, failed to maintain strict procedures to ensure that criminal record information provided to employers is complete and up to date, and failed to notify class members contemporaneously of the fact that criminal record information was being provided to their employers and prospective employers. Intellicorp removed the case to the United States District Court of the Northern District of California. The California Court later granted Intellicorp’s motion to transfer the case, which is now pending in the United States District Court for the Northern District of Ohio. On October 24, 2012 plaintiffs served their First Amended Complaint (the “Roe Complaint”) alleging a nationwide putative class action on behalf of all persons who were the subject of a Criminal SuperSearch or other “instant” consumer background report furnished to a third party by Intellicorp for employment purposes, and whose report contained any negative public record of criminal arrest, charge, or conviction without also disclosing the final disposition of the charges during the five (5) years preceding the filing of this action through the date class certification is granted. The Roe Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees. On February 4, 2013, the Court granted plaintiffs’ motion to amend the Roe Complaint to eliminate the named plaintiff’s individual claim for compensatory damages. This amendment did not change the breadth or scope of the request for relief sought on behalf of the proposed class. Plaintiffs later amended their class definition in their motion for class certification to include only those consumers whose (1) Criminal SuperSearch returned results, but Single County search returned no result; (2) Criminal SuperSearch returned one or more criminal charges without a disposition, but the Single County search returned a disposition other than “conviction” or “guilty” and (3) Criminal SuperSearch returned a higher level of offense (felony or misdemeanor) for one or more criminal charges than the Single County search (misdemeanor or infraction.) This amendment reduces the size of the potential class, but does not alter the time period for which the plaintiffs seek to certify a class or the scope of the request for relief sought on behalf of the proposed class. Plaintiffs’ motion for class certification was fully submitted on March 18, 2013 and oral argument was heard by Judge Gwin on June 27, 2013.
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

On January 3, 2013, the Company received service of a complaint filed in the United States District Court for the Southern District of Ohio naming the Company’s subsidiary Insurance Information Exchange (“iiX”) titled Mark A. Johnson v. Insurance Information Exchange, LLC (the “Johnson Complaint”). The Johnson Complaint alleges a nationwide putative class action on behalf of “[a]ll natural persons residing in the United States who were the subject of a consumer report prepared by iiX for employment purposes within five (5) years prior to the filing of this Complaint and to whom iiX did not provide notice of the fact that public record information which is likely to have an adverse effect upon the consumer’s ability to obtain employment, is being reported by iiX, together with the name and address of the person to whom such information is being reported at the time such

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

public record information is reported to the user of such consumer report.” Similar to the Thomas matter, the Johnson Complaint alleges violations of section 1681k(a) of the FCRA claiming that iiX failed to notify customers contemporaneously that criminal record information was provided to a prospective employer and failed to maintain strict procedures to ensure that the information reported is complete and up to date. The Johnson Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees.

On October 18, 2013, the parties filed a Stipulation of Settlement resolving the Roe, Thomas and Johnson matters which Judge Gwin approved on October 29, 2013 subject to a hearing on Final Approval. The Stipulation of Settlement provides for a payment of $18,600 all of which is to be provided by insurance. Accordingly, if the Stipulation of Settlement is approved at the hearing on Final Approval, the settlement of these matters is not expected to have a material adverse effect on the Company
Interthinx, Inc. Litigation
On May 13, 2013, the Company was served with a putative class action titled Celeste Shaw v. Interthinx, Inc., Verisk Analytics, Inc. and Jeffery Moyer filed in the United States District Court for the District of Colorado on behalf of all fraud detection employees who have worked for Interthinx for the last three years in Colorado and nationwide and who were classified as exempt employees. On September 12, 2013 the plaintiffs filed a First Amended Complaint titled Celeste Shaw and Judith Verheecke v. Interthinx, Inc., Verisk Analytics, Inc. and Jeffery Moyer (the “Amended Complaint”). The Amended Complaint adds a Missouri class representative and similarly claims that the fraud detection employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. It pleads four causes of action against defendants: (1) Collective Action under section 216(b) of the Fair Labor Standards Act for unpaid overtime (nationwide class); (2) Fed. R. Civ. P. 23 class action under the Colorado Wage Act and Wage Order for unpaid overtime (Colorado class); (3) Fed. R. Civ. P. 23 class action under the Missouri Ann. Stat. section 290.500 et seq. for unpaid overtime (Missouri class) and (4) Fed. R. Civ. P. 23 class action under Colorado Wage Act for unpaid commissions/nondiscretionary bonuses (Colorado class). The complaint seeks compensatory damages, penalties that are associated with the various statutes, declaratory and injunctive relief, interest, costs and attorneys’ fees.
On July 2, 2013, the Company was served with a putative class action titled Shabnam Shelia Dehdashtian v. Interthinx, Inc. and Verisk Analytics, Inc. in the United States District Court for the Central District of California. The plaintiff, Shabnam Shelia Dehdashtian, a former mortgage auditor at the Company’s subsidiary Interthinx, Inc. in California, filed the class action on behalf of all persons who have been employed by Interthinx as auditors, mortgage compliance underwriters and mortgage auditors nationwide claiming that the defendants failed to pay overtime compensation, to provide rest and meal periods, waiting time penalties and to provide accurate wage statements to the plaintiffs as required by federal and California law. On August 30, 2013 plaintiff filed her First Amended Complaint (the “Amended Complaint”) adding Medhat Gareeb, a former mortgage auditor, as a plaintiff, limiting the alleged FLSA violations to individual claims and proceeding with the California class action on behalf of all persons who have been employed by defendants as auditors, mortgage compliance underwriters and mortgage auditors in California at any time starting 4 years prior to filing of the initial complaint until trial. The Amended Complaint pleads seven causes of action against defendants: (1)  Failure to pay overtime compensation in violation of the FLSA for the individual named plaintiffs only; (2) Failure to pay overtime compensation in violation of Cal. Lab. Code sections 510, 1194 and 1198 and IWC Wage Order No. 4; (3) Failure to pay waiting time penalties in violation of Cal. Lab. Code sections 201-203; (4) Failure to provide itemized wage statements in violation of Cal. Lab. Code section 226 and IWC Order No. 4; (5) Failure to provide and or authorize meal and rest periods in violation of Cal. Lab. Code section 226.7 and IWC Order No. 4; (6) Violation of California Business and Professions Code sections 17200, et seq; and (7) a Labor Code Private Attorney General Act (PAGA) Public enforcement claim, Cal. Lab. Code section 2699 (California class). The complaint seeks compensatory damages, penalties that are associated with the various statutes, equitable and injunctive relief, interest, costs and attorneys’ fees.
On October 14, 2013, the Company received notice of a claim titled Dejan Nagl v. Interthinx Services, Inc. filed in the California Labor and Workforce Development Agency. The claimant, Dejan Nagl, a former mortgage auditor at the Company’s subsidiary Interthinx, Inc. in California, filed the claim on behalf of himself and all current and former individuals employed in California as auditors by Interthinx, Inc. for violations of the California Labor Code and Wage Order. This administrative action was later dismissed by the California Labor and Workforce Development Agency without any further investigation or findings. On November 7, 2013 Dejan Nagl filed a class action complaint in the California Superior Court in Los Angeles County in an action titled Dejan Nagl v. Interthinx, Inc. in which he alleges on behalf of himself and other auditors the following causes of action: (1) Failure to provide rest breaks and meal periods in violation of Lab. Code sections 226.7, 514 and 1198; (2) Failure to pay overtime wages in violation of Lab. Code sections 510 and 1194; (3) Violation of California Business and Professions Code sections 17200, et seq; (4) Failure to provide accurate wage statements in violation of Lab. Code section 226; (5) Failure to timely pay wages for violations of Lab. Code sections 201- 203. The claim seeks compensatory damages and penalties that are associated with the various statutes, costs and attorneys’ fees.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, these matters.
Mariah Re Litigation
On July 8, 2013, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Mariah Re LTD. v. American Family Mutual Insurance Company, ISO Services, Inc. and AIR Worldwide Corporation, which was amended by the plaintiff on October 18, 2013 (the “Amended Complaint”). Plaintiff Mariah is a special purpose vehicle established to provide reinsurance to defendant American Family Insurance. Mariah entered into contracts with the Company’s ISO Services, Inc. and AIR Worldwide Corporation subsidiaries, pursuant to which, among other things, Mariah (i) licensed the right to utilize information published in Catastrophe Bulletins issued by the Property Claims Services division of ISO Services, Inc. and (ii) engaged AIR Worldwide Corporation as Calculation Agent to compute certain reinsured losses. The Amended Complaint alleges the following causes of action: (1) breach of contract against ISO Services, Inc. and AIR Worldwide Corporation; (2) unjust enrichment against American Family; (3) conversion against American Family; (4) tortious interference with contract against American Family; (5) declaratory judgment against all defendants and (6) specific performance against all defendants. The Amended Complaint seeks declaratory relief, specific performance, restitution, monetary damages and attorneys’ fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.
MediConnect Global, Inc. Litigation
On October 11, 2013, the Company was served with a summons and complaint in an action titled Naveen Trehan v. MediConnect Global, Inc., Amy Anderson and Verisk Health, Inc. filed on October 9, 2013 in the United States District Court for the District of Utah. The complaint, brought by a former minority shareholder of the Company’s subsidiary, MediConnect Global, Inc., alleges four causes of action: (1) breach of fiduciary duty against MediConnect and Amy Anderson for failure to disclose the Company's interest in acquiring, merging with or investing in MediConnect prior to the buyout of his shares; (2) fraud against  Amy Anderson and MediConnect for intentionally providing false information to plaintiff with the purpose of inducing him to agree to sell his shares at an artificially low price; (3) negligent misrepresentation against Amy Anderson and MediConnect for their negligent failure to discover and disclose the Company's interest in acquiring MediConnect prior to the buyout of plaintiff’s shares and (4) a violation of SEC Rule 10b-5 against Amy Anderson and MediConnect for defrauding plaintiff and failing to disclose material information in connection with the sale of securities.  The complaint seeks joint and several recovery from Amy Anderson and MediConnect for compensatory damages, punitive damages, and disgorgement of all profits earned through the investment of plaintiff’s funds, attorneys’ fees, interest and an order from the court that plaintiff’s funds be held in a constructive trust.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

Insurance Services Office, Inc. Litigation

In October 2013, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Laurence J. Skelly and Ellen Burke v. Insurance Services Office, Inc. and the Pension Plan for Insurance Organizations. The plaintiffs, former employees of the Company’s subsidiary Insurance Services Office, Inc., bring the action on their own behalf as participants in the Pension Plan for Insurance Organizations and on the behalf of similarly situated participants of the Pension Plan and ask the court to declare that a certain amendment to the Pension Plan as of December 31, 2001, which terminated their right to calculate and define the value of their retirement benefit under the Pension Plan based on their compensation levels as of immediately prior to their “retirement” (the “Unlawful Amendment”), violated the anti-cutback provisions and equitable principles of ERISA. The First Amended Class Action Complaint (the “Amended Complaint”) alleges that (1) the Unlawful Amendment of the Pension Plan violated Section 502(a)(1)(B) of ERISA as well as the anti-cutback rules of ERISA Section 204(g) and Section 411(d)(6) of the Internal Revenue Code; (2) ISO’s failure to provide an ERISA 204(h) notice in a manner calculated to be understood by the average Pension Plan participant was a violation of  Sections 204(h) and 102(a) of ERISA and (3) the Living Pension Right was a contract right under ERISA common law and that by terminating that right through the Unlawful Amendment ISO violated plaintiffs’ common law contract rights under ERISA. The Amended Complaint seeks declaratory, equitable and injunctive relief enjoining the enforcement of the Unlawful Amendment and ordering the Pension Plan and ISO retroactive to the date of the Unlawful Amendment to recalculate the accrued benefits of all class members, indemnification from ISO to the Pension Plan for costs and contribution requirements related to voiding the Unlawful Amendment, bonuses to the class representatives, costs and attorney’s fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 9, 2013, the Company’s subsidiary ISO was served with a First Amended Petition and Request for Disclosure filed in the District Court of Dallas County, Texas in an action titled Sidah Garner v. Nationwide Mutual Insurance Company, Carfax, Inc., General and Import Motors, Porschea Nicole Kendall, Daniel Scott Hayward and Insurance Services Office, Inc. Thereafter, on June 5, 2013 and August 16, 2013 plaintiff served its Second Amended Petition and Third Amended Petition (“the Amended Petition”) on defendants. This action arises from a car accident on June 6, 2011 in which the plaintiff was critically injured. At the time of the accident the plaintiff was in the passenger seat of a 2004 Mazda, which the plaintiff alleges was previously involved in a total loss rollover collision on April 25, 2006.  The Amended Petition alleges that at the time of the April 2006 accident the Mazda was insured by Nationwide which failed to issue a Texas Salvage Title and that ISO was to provide the crash information to vehicle reporting services, including the defendant Carfax. It further alleges that the Mazda was rebuilt and auctioned through a multi-state salvage reseller and sold to defendant Kendall (the driver) and that prior to purchase Kendall consulted Carfax’s Vehicle History Report which guaranteed no problem with the Mazda’s title and that it was not “junk,” neither “salvage nor rebuilt.”  As a result, the Amended Petition alleges that Carfax’s report was in error and it sets forth a claim for negligence, negligent misrepresentation, gross negligence, strict liability, breach of contract and fraud against defendants Nationwide Insurance, Carfax and ISO in addition to the negligence claims against defendants General and Import Motors and Kendall and Hayward. It seeks actual damages, pain and suffering, loss of past and future earnings, past and future impairment and disfigurement, costs and interest from all defendants and exemplary damages from Nationwide, ISO and Carfax.  The court denied the summary judgment motions of ISO and Nationwide on December 19, 2013 and January 6, 2014, respectively and granted the summary judgment motion of Carfax on January 27, 2014. Trial is scheduled to commence on March 3, 2014.
 At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.
21.    Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
In 2012 and 2011, the Parent Company registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent wholly-owned subsidiaries and issued certain other debt securities with full and unconditional and joint and several guarantees by certain of its subsidiaries. Accordingly, presented below is condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis, and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations, comprehensive income and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several, guarantees to the Parent Company at the beginning of the periods presented. Effective as of December 31, 2013, Verisk Health, Inc. and Verisk Health Solutions, Inc., guarantors of the senior notes, merged with and into Bloodhound Technologies, Inc. ("Bloodhound"), a non-guarantor of the senior notes, pursuant to which Verisk Health, Inc. (formerly Bloodhound) was the surviving corporation. By virtue of the merger, the surviving corporation of Verisk Health, Inc. expressly assumed all of the obligations of the former Verisk Health, Inc. and Verisk Health Solutions, Inc., including the guarantee by them of the senior notes. As a result, the condensed consolidated balance sheet of the former Bloodhound subsidiary at December 31, 2013 was reclassified from the financial information of the non-guarantor subsidiaries to that of the guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,226	$81,095	$64,480	$—	$165,801
Available-for-sale securities	—	3,911	—	—	3,911
Accounts receivable, net	—	99,578	58,969	—	158,547
Prepaid expenses	—	22,582	3,075	—	25,657
Deferred income taxes, net	—	—	5,086	(9)	5,077
Income taxes receivable	20,045	66,274	—	(18,973)	67,346
Intercompany receivables	633,128	525,286	202,018	(1,360,432)	—
Other current assets	5,144	26,835	2,702	—	34,681
Current assets held-for-sale	—	12,421	883	521	13,825
Total current assets	678,543	837,982	337,213	(1,378,893)	474,845
Noncurrent assets:
Fixed assets, net	—	198,112	35,261	—	233,373
Intangible assets, net	—	67,407	380,211	—	447,618
Goodwill	—	493,053	688,628	—	1,181,681
Investment in subsidiaries	1,375,128	848,124	—	(2,223,252)	—
Pension assets	—	60,955	—	—	60,955
Other assets	7,789	11,356	889	—	20,034
Noncurrent assets held-for-sale	—	85,945	—	—	85,945
Total assets	$2,061,460	$2,602,934	$1,442,202	$(3,602,145)	$2,504,451
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,233	$102,477	$63,554	$—	$188,264
Short-term debt and current portion of long-term debt	—	4,341	107	—	4,448
Pension and postretirement benefits, current	—	2,437	—	—	2,437
Fees received in advance	—	192,524	34,057	—	226,581
Intercompany payables	446,509	793,517	120,406	(1,360,432)	—
Deferred income taxes, net	—	9	—	(9)	—
Income taxes payable	—	—	18,973	(18,973)	—
Current liabilities held-for-sale	—	8,928	—	521	9,449
Total current liabilities	468,742	1,104,233	237,097	(1,378,893)	431,179
Noncurrent liabilities:
Long-term debt	1,045,129	225,950	360	—	1,271,439
Pension and postretirement benefits	—	15,068	—	—	15,068
Deferred income taxes, net	—	70,897	127,707	—	198,604
Other liabilities	—	31,809	4,234	—	36,043
Noncurrent liabilities held-for-sale	—	4,529	—	—	4,529
Total liabilities	1,513,871	1,452,486	369,398	(1,378,893)	1,956,862
Total stockholders’ equity	547,589	1,150,448	1,072,804	(2,223,252)	547,589
Total liabilities and stockholders’ equity	$2,061,460	$2,602,934	$1,442,202	$(3,602,145)	$2,504,451

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$128	$35,571	$54,120	$—	$89,819
Available-for-sale securities	—	4,883	—	—	4,883
Accounts receivable, net	—	124,212	54,218	—	178,430
Prepaid expenses	—	19,340	2,606	—	21,946
Deferred income taxes, net	—	375	10,022	—	10,397
Income taxes receivable	15,834	37,180	—	(7,039)	45,975
Intercompany receivables	424,927	206,165	211,792	(842,884)	—
Other current assets	12,008	19,124	7,977	—	39,109
Total current assets	452,897	446,850	340,735	(849,923)	390,559
Noncurrent assets:
Fixed assets, net	—	126,481	27,603	—	154,084
Intangible assets, net	—	66,045	454,890	—	520,935
Goodwill	—	515,705	731,754	—	1,247,459
Deferred income taxes, net	—	2,584	—	(2,584)	—
Investment in subsidiaries	946,612	904,198	—	(1,850,810)	—
Other assets	13,896	31,801	1,602	—	47,299
Total assets	$1,413,405	$2,093,664	$1,556,584	$(2,703,317)	$2,360,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,638	$113,512	$59,498	$—	$187,648
Short-term debt and current portion of long-term debt	—	194,980	283	—	195,263
Pension and postretirement benefits, current	—	1,734	—	—	1,734
Fees received in advance	—	167,962	32,743	—	200,705
Intercompany payables	98,768	575,907	168,209	(842,884)	—
Income taxes payable	—	—	7,039	(7,039)	—
Total current liabilities	113,406	1,054,095	267,772	(849,923)	585,350
Noncurrent liabilities:
Long-term debt	1,044,408	221,706	48	—	1,266,162
Pension and postretirement benefits	—	41,282	—	—	41,282
Deferred income taxes, net	—	—	136,345	(2,584)	133,761
Other liabilities	—	46,892	31,298	—	78,190
Total liabilities	1,157,814	1,363,975	435,463	(852,507)	2,104,745
Total stockholders’ equity	255,591	729,689	1,121,121	(1,850,810)	255,591
Total liabilities and stockholders’ equity	$1,413,405	$2,093,664	$1,556,584	$(2,703,317)	$2,360,336

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$1,259,884	$355,165	$(19,346)	$1,595,703
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	451,393	179,196	(8,066)	622,523
Selling, general and administrative	1	183,717	56,544	(11,280)	228,982
Depreciation and amortization of fixed assets	—	52,248	13,942	—	66,190
Amortization of intangible assets	—	13,593	50,148	—	63,741
Total expenses	1	700,951	299,830	(19,346)	981,436
Operating (loss) income	(1)	558,933	55,335	—	614,267
Other income (expense):
Investment income (loss)	43	728	(70)	—	701
Realized loss on available-for-sale securities, net	—	(92)	—	—	(92)
Interest expense	(54,551)	(21,571)	(14)	—	(76,136)
Total other expense, net	(54,508)	(20,935)	(84)	—	(75,527)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(54,509)	537,998	55,251	—	538,740
Provision for income taxes	20,045	(198,464)	(18,007)	—	(196,426)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(34,464)	339,534	37,244	—	342,314
Income (loss) from discontinued operations, net of tax	—	6,230	(164)	—	6,066
Equity in net income of subsidiaries	382,844	29,262	—	(412,106)	—
Net income	$348,380	$375,026	$37,080	$(412,106)	$348,380

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$1,162,134	$266,427	$(20,713)	$1,407,848
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	401,724	125,111	(10,127)	516,708
Selling, general and administrative	—	174,324	56,330	(10,586)	220,068
Depreciation and amortization of fixed assets	—	36,898	9,739	—	46,637
Amortization of intangible assets	—	17,943	34,264	—	52,207
Total expenses	—	630,889	225,444	(20,713)	835,620
Operating income	—	531,245	40,983	—	572,228
Other income (expense):
Investment income	44	202	192	—	438
Realized loss on available-for-sale securities, net	—	(332)	—	—	(332)
Interest expense	(42,848)	(29,619)	(41)	—	(72,508)
Total other (expense) income, net	(42,804)	(29,749)	151	—	(72,402)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(42,804)	501,496	41,134	—	499,826
Provision for income taxes	15,833	(183,025)	(15,171)	—	(182,363)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(26,971)	318,471	25,963	—	317,463
Income from discontinued operations, net of tax	—	11,679	—	—	11,679
Equity in net income of subsidiaries	356,113	19,159	—	(375,272)	—
Net income	$329,142	$349,309	$25,963	$(375,272)	$329,142

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$1,040,949	$167,044	$(16,600)	$1,191,393
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	373,689	75,603	(8,313)	440,979
Selling, general and administrative	—	155,117	52,665	(8,287)	199,495
Depreciation and amortization of fixed assets	—	32,315	7,820	—	40,135
Amortization of intangible assets	—	18,544	14,441	—	32,985
Acquisition related liabilities adjustment	—	(2,800)	(564)	—	(3,364)
Total expenses	—	576,865	149,965	(16,600)	710,230
Operating income	—	464,084	17,079	—	481,163
Other income (expense):
Investment income	36	3,017	22	(2,882)	193
Realized gain on available-for-sale securities, net	—	686	—	—	686
Interest expense	(23,239)	(33,319)	(171)	2,882	(53,847)
Total other expense, net	(23,203)	(29,616)	(149)	—	(52,968)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(23,203)	434,468	16,930	—	428,195
Provision for income taxes	8,522	(168,654)	(5,607)	—	(165,739)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(14,681)	265,814	11,323	—	262,456
Income from discontinued operations, net of tax	—	20,302	—	—	20,302
Equity in net income of subsidiaries	297,439	6,891	—	(304,330)	—
Net income	$282,758	$293,007	$11,323	$(304,330)	$282,758

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For The Year Ended December 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$348,380	$375,026	$37,080	$(412,106)	$348,380
Other comprehensive income (loss), net of tax:
Unrealized foreign currency loss	(840)	(778)	(99)	877	(840)
Unrealized holding loss on available-for-sale securities	(147)	(147)	—	147	(147)
Pension and postretirement adjustment	46,659	46,659	—	(46,659)	46,659
Total other comprehensive income (loss)	45,672	45,734	(99)	(45,635)	45,672
Comprehensive income	$394,052	$420,760	$36,981	$(457,741)	$394,052

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For The Year Ended December 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$329,142	$349,309	$25,963	$(375,272)	$329,142
Other comprehensive income (loss), net of tax:
Unrealized foreign currency gain	15	172	46	(218)	15
Unrealized holding loss on available-for-sale securities	(197)	(197)	—	197	(197)
Pension and postretirement adjustment	(10,691)	(10,691)	—	10,691	(10,691)
Total other comprehensive (loss) income	(10,873)	(10,716)	46	10,670	(10,873)
Comprehensive income	$318,269	$338,593	$26,009	$(364,602)	$318,269
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For The Year Ended December 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$282,758	$293,007	$11,323	$(304,330)	$282,758
Other comprehensive income (loss), net of tax:
Unrealized foreign currency (loss) gain	(183)	55	(231)	176	(183)
Unrealized holding loss on available-for-sale securities	(456)	(456)	—	456	(456)
Pension and postretirement adjustment	(21,845)	(21,845)	—	21,845	(21,845)
Total other comprehensive loss	(22,484)	(22,246)	(231)	22,477	(22,484)
Comprehensive income	$260,274	$270,761	$11,092	$(281,853)	$260,274

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$42	$287,956	$218,922	$—	$506,920
Cash flows from investing activities:
Acquisitions	—	(983)	—	—	(983)
Investment in subsidiaries	—	(350)	—	350	—
Proceeds from release of acquisition related escrows	66	214	—	—	280
Repayments received from other subsidiaries	—	206,282	9,605	(215,887)	—
Advances provided to other subsidiaries	(30,000)	(68,692)	—	98,692	—
Purchases of fixed assets	—	(118,307)	(27,669)	—	(145,976)
Purchases of available-for-sale securities	—	(5,870)	—	—	(5,870)
Proceeds from sales and maturities of available-for-sale securities	—	7,484	—	—	7,484
Other investing, net	—	(561)	—	—	(561)
Net cash (used in) provided by investing activities	(29,934)	19,217	(18,064)	(116,845)	(145,626)
Cash flows from financing activities:
Repayment of current portion of long-term debt	—	(180,000)	—	—	(180,000)
Repayment of short-term debt, net	—	(10,000)	—	—	(10,000)
Proceeds from issuance of common stock	—	—	350	(350)	—
Repurchases of Class A common stock	—	(277,411)	—	—	(277,411)
Transfer of cash due to the Verisk Health, Inc. merger	—	2,877	(2,877)	—	—
Repayments of advances to other subsidiaries	(10,010)	(9,605)	(196,272)	215,887	—
Advances received from other subsidiaries	60,000	30,000	8,692	(98,692)	—
Payment of debt issuance costs	—	(605)	—	—	(605)
Excess tax benefits from exercised stock options	—	109,946	—	—	109,946
Proceeds from stock options exercised	—	80,368	—	—	80,368
Other financing activities, net	—	(6,478)	(292)	—	(6,770)
Net cash provided by (used in) financing activities	49,990	(260,908)	(190,399)	116,845	(284,472)
Effect of exchange rate changes	—	(741)	(99)	—	(840)
Increase in cash and cash equivalents	20,098	45,524	10,360	—	75,982
Cash and cash equivalents, beginning of period	128	35,571	54,120	—	89,819
Cash and cash equivalents, end of period	$20,226	$81,095	$64,480	$—	$165,801
Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$277,411	$277,411	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$80,368	$80,368	$—	$—	$—
Increase (decrease) in intercompany balances due to the merger of Verisk Health, Inc.	$—	$85,953	$(85,953)	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(20,115)	$329,845	$158,499	$—	$468,229
Cash flows from investing activities:
Acquisitions, net of cash acquired of $36,113	—	(762,596)	(6,917)	—	(769,513)
Purchase of non-controlling equity investments in non-public companies	(250)	(2,000)	—	—	(2,250)
Earnout payments	—	—	(250)	—	(250)
Escrow funding associated with acquisitions	—	(38,000)	(800)	—	(38,800)
Proceeds from release of acquisition related escrows	—	1,455	—	—	1,455
Repayments received from other subsidiaries	19,400	592,356	—	(611,756)	—
Advances provided to other subsidiaries	—	(52,000)	—	52,000	—
Purchases of fixed assets	—	(60,525)	(13,848)	—	(74,373)
Purchases of available-for-sale securities	—	(1,784)	—	—	(1,784)
Proceeds from sales and maturities of available-for-sale securities	—	1,932	—	—	1,932
Net cash provided by (used in) investing activities	19,150	(321,162)	(21,815)	(559,756)	(883,583)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	347,224	—	—	—	347,224
Repayment of short-term debt refinanced on a long-term basis	—	(347,224)	—	—	(347,224)
Proceeds from short-term debt, net	—	357,224	—	—	357,224
Payment of debt issuance costs	(2,557)	(1,348)	—	—	(3,905)
Repurchases of Class A common stock	—	(162,275)	—	—	(162,275)
Repayments of advances to other subsidiaries	(419,812)	(19,400)	(172,544)	611,756	—
Advances received from other subsidiaries	—	—	52,000	(52,000)	—
Excess tax benefits from exercised stock options	—	60,672	—	—	60,672
Proceeds from stock options exercised	—	68,388	—	—	68,388
Other financing activities, net	—	(5,931)	(618)	—	(6,549)
Net cash (used in) provided by financing activities	(75,145)	(49,894)	(121,162)	559,756	313,555
Effect of exchange rate changes	—	(31)	46	—	15
(Decrease) increase in cash and cash equivalents	(76,110)	(41,242)	15,568	—	(101,784)
Cash and cash equivalents, beginning of period	76,238	76,813	38,552	—	191,603
Cash and cash equivalents, end of period	$128	$35,571	$54,120	$—	$89,819
Supplemental disclosures:
Increase in intercompany balances from the purchase of MediConnect and Argus by ISO	$17,000	$790,174	$773,174	$—	$—
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$162,275	$162,275	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$68,388	$68,388	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2011

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(14,821)	$346,820	$43,722	$—	$375,721
Cash flows from investing activities:
Acquisitions, net of cash acquired of $590	—	(121,721)	—	—	(121,721)
Earnout payments	—	—	(3,500)	—	(3,500)
Escrow funding associated with acquisitions	—	(19,560)	—	—	(19,560)
Repayments received from other subsidiaries	—	9,714	—	(9,714)	—
Advances provided to other subsidiaries	(10,052)	(54,701)	(81,824)	146,577	—
Proceeds from repayment of intercompany note receivable	—	617,796	—	(617,796)	—
Purchases of fixed assets	—	(50,813)	(9,016)	—	(59,829)
Purchases of available-for-sale securities	—	(1,549)	—	—	(1,549)
Proceeds from sales and maturities of available-for-sale securities	—	1,730	—	—	1,730
Other investing activities, net	—	300	—	—	300
Net cash (used in) provided by investing activities	(10,052)	381,196	(94,340)	(480,933)	(204,129)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	696,559	—	—	—	696,559
Repayment of current portion of long-term debt	—	(125,000)	—	—	(125,000)
Repayment of short-term debt refinanced on a long-term basis	—	(440,000)	—	—	(440,000)
Proceeds from issuance of short-term debt with original maturities greater than three months	—	120,000	—	—	120,000
Proceeds from short-term debt, net	—	10,000	—	—	10,000
Payment of debt issuance costs	(4,487)	(3,348)	—	—	(7,835)
Repurchases of Class A common stock	—	(381,776)	—	—	(381,776)
Repayments of advances provided to other subsidiaries	(7,204)	(2,510)	—	9,714	—
Repayment of intercompany note payable	(617,796)	—	—	617,796	—
Advances received from other subsidiaries	34,038	46,013	66,526	(146,577)	—
Excess tax benefits from exercised stock options	—	53,195	—	—	53,195
Proceeds from stock options exercised	—	43,345	—	—	43,345
Other financing activities, net	—	(2,746)	(522)	—	(3,268)
Net cash provided by (used in) financing activities	101,110	(682,827)	66,004	480,933	(34,780)
Effect of exchange rate changes	—	48	(231)	—	(183)
Increase in cash and cash equivalents	76,237	45,237	15,155	—	136,629
Cash and cash equivalents, beginning of period	1	31,576	23,397	—	54,974
Cash and cash equivalents, end of period	$76,238	$76,813	$38,552	$—	$191,603
Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$381,776	$381,776	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$43,345	$43,345	$—	$—	$—
Issuance of intercompany note payable (receivable) from amounts previously recorded as intercompany payables (receivables)	$615,000	$(615,000)	$—	$—	$—

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Subsequent Events

In January 2014, the Company entered into an agreement to acquire 100% of the stock of Eagle View Technology Corporation (“EVT”), the parent company of Pictometry International Corp. and Eagle View Technologies, Inc., for a net cash purchase price of $650,000, which will be funded by the Company's operating cash and borrowings from the credit facility. EVT is a provider of geo-referenced aerial image capture and visual-centric data analytics and solutions to insurers, contractors, government, and commercial customers in the United States. This acquisition is expected to advance the Company's position in the imagery analytics market, adding new municipal and commercial customers. The transaction is expected to support the aerial imagery solution development in the Company's Decision Analytics segment. The cash paid will be adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. The parties expect the transaction to close by July 2014, subject to the completion of customary closing conditions, including receipt of regulatory and shareholder approvals.

In February 2014, the Company entered into an agreement for the sale of 100% of the stock of the Company’s mortgage services business, Interthinx. Refer to Note 10. Discontinued Operations for further discussion.

**************

Schedule II
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses(1)	Deductions— Write-offs(2)	Adjustment (3)	Balance at End of Year
Year ended December 31, 2013
Allowance for doubtful accounts	$4,753	$2,468	$(2,284)	$(522)	$4,415
Valuation allowance for income taxes	$595	$673	$(527)	$—	$741
Year ended December 31, 2012
Allowance for doubtful accounts	$4,158	$1,065	$(470)	$—	$4,753
Valuation allowance for income taxes	$1,615	$73	$(1,093)	$—	$595
Year Ended December 31, 2011
Allowance for doubtful accounts	$4,028	$1,278	$(1,148)	$—	$4,158
Valuation allowance for income taxes	$1,485	$130	$—	$—	$1,615

(1)	Primarily additional reserves for bad debts.

(2)	Primarily accounts receivable balances written off, net of recoveries, and the expiration of loss carryforwards.

(3)	Related to discontinued operations

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2014.

VERISK ANALYTICS, INC. (Registrant)

/S/ Scott G. Stephenson
Scott G. Stephenson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2014.

Signature	Capacity

/S/ SCOTT G. STEPHENSON	President and Chief Executive Officer (principal executive officer and director)
Scott G. Stephenson

/S/ MARK V. ANQUILLARE	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
Mark V. Anquillare

/S/ FRANK J. COYNE	Non- Executive Chairman of the Board of Directors
Frank J. Coyne

/S/ J. HYATT BROWN	Director
J. Hyatt Brown

/S/ GLEN A. DELL	Director
Glen A. Dell

/S/ CHRISTOPHER M. FOSKETT	Director
Christopher M. Foskett

/S/ CONSTANTINE P. IORDANOU	Director
Constantine P. Iordanou

/S/ JOHN F. LEHMAN, JR.	Director
John F. Lehman, Jr.

/S/ SAMUEL G. LISS	Director
Samuel G. Liss

/S/ ANDREW G. MILLS	Director
Andrew G. Mills

/S/ THOMAS F. MOTAMED	Director
Thomas F. Motamed

/S/ THERESE M. VAUGHAN	Director
Therese M. Vaughan

/S/ DAVID B. WRIGHT	Director
David B. Wright

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

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

Exhibit Number	Description

10.7	Form of Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.8 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

10.8
Insurance Services Office, Inc. 1996 Incentive Plan and Form of Stock Option Agreement thereunder, incorporated herein by reference to Exhibit 10.9 to Amendment No. 7 to the Company’s Registration Statement on Form S-1, dated September 29, 2009.

10.9
Form of Stock Option Award Agreement under the Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated November 16, 2009.

10.10
First Amendment dated September 28, 2012 to the Amended and Restated Credit Agreement dated October 25, 2011 among Verisk Analytics, Inc., as co-borrower, Insurance Services Office, Inc., as co-borrower, the guarantors party thereto, and the lenders and agents party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 28, 2012.

10.11
Second Amendment dated October 25, 2013 to the Amended and Restated Credit Agreement dated October 25, 2011 among Verisk Analytics, Inc., as co-borrower, Insurance Services Office. Inc, as co-borrowers, the guarantors party thereto, and the lenders and agents party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 28, 2013.

10.12
Insurance Services Office, Inc. Supplemental Cash Balance Plan dated January 1, 2009 as amended by the Amendment to the Insurance Services Office, Inc. Supplemental Cash Balance Plan dated February 10, 2012.*

10.13	Insurance Services Office, Inc. Supplemental Executive Retirement Savings Plan dated January 1, 2009.*

10.14	Verisk Analytics, Inc. 2013 Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A, dated April 1, 2013.

10.15
Form of Stock Option Award Agreement under Verisk Analytics, Inc. 2013 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.2 to Company’s Registration Statement on Form S-8 dated May 15, 2013.

10.16
Form of Restricted Stock Award Agreement under Verisk Analytics, Inc. 2013 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.3 to Company’s Registration Statement on Form S-8 dated May 15, 2013.

10.17
Agreement and Plan of Merger dated January 14, 2014 among Verisk Analytics, Inc., Insurance Services Office, Inc., ISO Merger Sub I, Inc., Eagleview Technology Corporation and Fortis Advisors LLC, as the stockholders’ representative, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 14, 2014.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32.1
Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith.