Form 10-Q
period 2014-03-31
Verisk Analytics, Inc.
filed 2014-04-29
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 25, 2014, there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	166,392,110

Verisk Analytics, Inc.
Index to Form 10-Q

Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2014 and December 31, 2013

	2014	2013
	(unaudited)
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$427,376	$165,801
Available-for-sale securities	3,918	3,911
Accounts receivable, net of allowance for doubtful accounts of $4,326 and $4,415, respectively	173,451	158,547
Prepaid expenses	26,407	25,657
Deferred income taxes, net	5,075	5,077
Income taxes receivable	7,499	67,346
Other current assets	35,478	34,681
Current assets held-for-sale	—	13,825
Total current assets	679,204	474,845
Noncurrent assets:
Fixed assets, net	251,731	233,373
Intangible assets, net	434,968	447,618
Goodwill	1,184,374	1,181,681
Pension assets	64,801	60,955
Other assets	24,926	20,034
Noncurrent assets held-for-sale	—	85,945
Total assets	$2,640,004	$2,504,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$156,893	$188,264
Short-term debt and current portion of long-term debt	4,317	4,448
Pension and postretirement benefits, current	2,437	2,437
Fees received in advance	343,827	226,581
Federal and foreign taxes payable	8,166	—
Current liabilities held-for-sale	—	9,449
Total current liabilities	515,640	431,179
Noncurrent liabilities:
Long-term debt	1,270,992	1,271,439
Pension benefits	12,957	13,007
Postretirement benefits	2,159	2,061
Deferred income taxes, net	194,305	198,604
Other liabilities	44,425	36,043
Noncurrent liabilities held-for-sale	—	4,529
Total liabilities	2,040,478	1,956,862
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 166,531,114 and 167,457,927 outstanding, respectively	137	137
Unearned KSOP contributions	(270)	(306)
Additional paid-in capital	1,224,122	1,202,106
Treasury stock, at cost, 377,471,924 and 376,545,111 shares, respectively	(1,951,306)	(1,864,967)
Retained earnings	1,369,665	1,254,107
Accumulated other comprehensive losses	(42,822)	(43,488)
Total stockholders’ equity	599,526	547,589
Total liabilities and stockholders’ equity	$2,640,004	$2,504,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three Months Ended March 31, 2014 and 2013

	2014	2013
	(In thousands, except for share and per share data)
Revenues	$409,643	$376,697
Expenses:
Cost of revenues (exclusive of items shown separately below)	169,673	143,632
Selling, general and administrative	57,134	56,322
Depreciation and amortization of fixed assets	19,781	14,163
Amortization of intangible assets	14,212	17,052
Total expenses	260,800	231,169
Operating income	148,843	145,528
Other income (expense):
Investment income	20	44
Realized loss on available-for-sale securities, net	(11)	(193)
Interest expense	(17,439)	(20,090)
Total other expense, net	(17,430)	(20,239)
Income before income taxes	131,413	125,289
Provision for income taxes	(46,972)	(45,844)
Income from continuing operations	84,441	79,445
Income from discontinued operations, net of tax of $23,365 and $835, respectively (Note 6)	31,117	1,066
Net income	$115,558	$80,511
Basic net income per share:
Income from continuing operations	$0.50	$0.47
Income from discontinued operations	0.19	0.01
Basic net income per share	$0.69	$0.48
Diluted net income per share:
Income from continuing operations	$0.50	$0.46
Income from discontinued operations	0.18	0.01
Diluted net income per share	$0.68	$0.47
Weighted average shares outstanding:
Basic	166,981,982	168,078,589
Diluted	170,421,489	172,760,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three Months Ended March 31, 2014 and 2013

	2014	2013
	(In thousands)
Net income	$115,558	$80,511
Other comprehensive income, net of tax:
Foreign currency translation adjustment	507	(406)
Unrealized holding gain (loss) on available-for-sale securities	16	(230)
Pension and postretirement unfunded liability adjustment	143	869
Total other comprehensive income	666	233
Comprehensive income	$116,224	$80,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(UNAUDITED)
For The Year Ended December 31, 2013 and The Three Months Ended March 31, 2014

	Class A Common Stock Issued	Par Value	Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	(In thousands, except for share data)
Balance, December 31, 2012	544,003,038	$137	$(483)	$1,044,746	$(1,605,376)	$905,727	$(89,160)	$255,591
Net income	—	—	—	—	—	348,380	—	348,380
Other comprehensive income	—	—	—	—	—	—	45,672	45,672
Treasury stock acquired (4,532,552 shares)	—	—	—	—	(278,938)	—	—	(278,938)
KSOP shares earned	—	—	177	14,753	—	—	—	14,930
Stock options exercised, including tax benefit of $57,065 (4,076,750 shares reissued from treasury stock)	—	—	—	119,236	18,523	—	—	137,759
Restricted stock lapsed, including tax benefit of $991 (150,668 shares reissued from treasury stock)	—	—	—	333	658	—	—	991
Employee stock purchase plan (27,879 shares reissued from treasury stock)	—	—	—	1,533	129	—	—	1,662
Stock based compensation	—	—	—	21,087	—	—	—	21,087
Other stock issuances (8,109 shares reissued from treasury stock)	—	—	—	418	37	—	—	455
Balance, December 31, 2013	544,003,038	137	(306)	1,202,106	(1,864,967)	1,254,107	(43,488)	547,589
Net income	—	—	—	—	—	115,558	—	115,558
Other comprehensive income	—	—	—	—	—	—	666	666
Treasury stock acquired (1,399,349 shares)	—	—	—	—	(88,728)	—	—	(88,728)
KSOP shares earned	—	—	36	3,865	—	—	—	3,901
Stock options exercised, including tax benefit of $6,945 (445,911 shares reissued from treasury stock)	—	—	—	12,749	2,253	—	—	15,002
Restricted stock lapsed, including tax benefit of $61 (17,955 shares reissued from treasury stock)	—	—	—	(30)	91	—	—	61
Employee stock purchase plan (8,670 shares reissued from treasury stock)	—	—	—	449	45	—	—	494
Stock based compensation	—	—	—	4,983	—	—	—	4,983
Balance, March 31, 2014	544,003,038	$137	$(270)	$1,224,122	$(1,951,306)	$1,369,665	$(42,822)	$599,526
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Three Months Ended March 31, 2014 and 2013

	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$115,558	$80,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	20,776	15,214
Amortization of intangible assets	14,323	17,207
Amortization of debt issuance costs and original issue discount	661	688
Allowance for doubtful accounts	(227)	298
KSOP compensation expense	3,901	3,570
Stock based compensation	4,983	4,571
Gain on sale of discontinued operations	(65,410)	—
Realized loss on available-for-sale securities, net	11	193
Deferred income taxes	(3,640)	622
Loss on disposal of fixed assets	683	426
Excess tax benefits from exercised stock options	—	(36,128)
Other operating activities, net	—	(7)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,078)	(12,785)
Prepaid expenses and other assets	(2,632)	(2,624)
Income taxes	71,276	47,600
Accounts payable and accrued liabilities	(32,886)	(36,206)
Fees received in advance	116,318	113,743
Pension and postretirement benefits	(3,509)	(1,930)
Other liabilities	(280)	(3,706)
Net cash provided by operating activities	232,828	191,257
Cash flows from investing activities:
Acquisitions	(4,001)	—
Purchase of non-controlling interest in non-public companies	(5,000)	—
Proceeds from sale of discontinued operations	155,000	—
Purchases of fixed assets	(36,144)	(28,065)
Purchases of available-for-sale securities	(6)	(3,747)
Proceeds from sales and maturities of available-for-sale securities	16	3,765
Other investing activities, net	—	439
Net cash provided by (used in) investing activities	109,865	(27,608)
Cash flows from financing activities:
Repayment of short-term debt, net	—	(10,000)
Excess tax benefits from exercised stock options	—	36,128
Repurchases of Class A common stock	(88,161)	(22,130)
Proceeds from stock options exercised	7,804	12,455
Other financing activities, net	(1,268)	(2,157)
Net cash (used in) provided by financing activities	(81,625)	14,296
Effect of exchange rate changes	507	(406)
Increase in cash and cash equivalents	261,575	177,539
Cash and cash equivalents, beginning of period	165,801	89,819
Cash and cash equivalents, end of period	$427,376	$267,358
Supplemental disclosures:
Taxes paid	$2,592	$189
Interest paid	$16,957	$19,619
Noncash investing and financing activities:
Repurchases of common stock included in accounts payable and accrued liabilities	$3,605	$915
Deferred tax asset established on date of acquisition	$—	$343
Tenant improvement included in other liabilities	$8,799	$—
Capital lease obligations	$510	$998
Capital expenditures included in accounts payable and accrued liabilities	$622	$4,410

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
Verisk was established to serve as the parent holding company of Insurance Services Office, Inc. (“ISO”) upon completion of the initial public offering ("IPO"), which occurred on October 9, 2009. ISO was formed in 1971 as an advisory and rating organization for the P&C insurance industry to provide statistical and actuarial services, to develop insurance programs and to assist insurance companies in meeting state regulatory requirements. For over the past decade, the Company has broadened its data assets, entered new markets, placed a greater emphasis on analytics, and pursued strategic acquisitions. Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market.
2. Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, fair value of stock based compensation, assets and liabilities for pension and postretirement benefits, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. The results of operations for the Company's mortgage services business are reported as a discontinued operation for the periods presented herein (See Note 6).
The condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three months ended March 31, 2014 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU No. 2013-05”). Under ASU No. 2013-05, an entity is required to release any related cumulative translation adjustment into net income upon cessation to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013. ASU No. 2013-05 was adopted by the Company on January 1, 2014. The adoption of ASU No. 2013-05 did not have a material impact on the Company’s condensed consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”).  Under ASU No. 2013-11, an unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with the exception that these unrecognized tax benefits are not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law.  An additional exception applies when the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets.  ASU No. 2013-11 is effective for reporting periods beginning after December 15, 2013. The Company adopted the standard on January 1, 2014.  The adoption of ASU No. 2013-11 did not have a material impact on the Company’s condensed consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The amendments in this ASU further require additional disclosures on discontinued operations in the financial statements.  ASU No. 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in the financial statements previously issued.  The Company has elected not to early adopt and will assess the impact of this standard when applicable circumstances are required to be reported in discontinued operations under the existing guidance and this ASU.
3. Investments:
Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
March 31, 2014
Registered investment companies	$4,077	$(159)	$3,918
December 31, 2013
Registered investment companies	$4,098	$(187)	$3,911
In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with Accounting Standards Codification (“ASC”) 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At March 31, 2014 and December 31, 2013, the carrying value of such securities was $8,487 and $3,602, respectively, and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.

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
   instruments valued based on the best available data, some of which are internally-developed, and considers risk premiums that market participants would require.

The fair values of cash and cash equivalents (other than money-market funds, which are recorded on a reported net asset value basis disclosed below), accounts receivable, accounts payable and accrued liabilities, and short-term debt expected to be refinanced approximate their carrying amounts because of the short-term nature of these instruments.
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 31, 2014
Cash equivalents - money-market funds	$2,115	$—	$2,115
Registered investment companies (1)	$3,918	$3,918	$—
December 31, 2013
Cash equivalents - money-market funds	$889	$—	$889
Registered investment companies (1)	$3,911	$3,911	$—
______________________

(1)	Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The fair value of the long-term debt would be a Level 2 liability if the long-term debt was measured at fair value on the condensed consolidated balance sheets. The following table summarizes the carrying value and estimated fair value of the long-term debt as of March 31, 2014 and December 31, 2013, respectively:

	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt excluding capitalized leases	$1,265,309	$1,358,532	$1,265,129	$1,335,844

5. Acquisitions:
In the first quarter of 2014, the Company acquired the net assets of Inovatus, LLC for approximately $4,000. The assets primarily consisted of software and are embedded in our existing models focusing on reducing fraud and premium leakage for personal auto insurance carriers. The technology is included in the Company's Decision Analytics segment as part of its solutions to leverage data and analytics to help insurance companies improve results.
2014 Pending Acquisition

In January 2014, the Company entered into an agreement to acquire 100 percent of the stock of Eagleview Technology Corporation (“EVT”), the parent company of Pictometry International Corp. and Eagle View Technologies, Inc., for a net cash purchase price of $650,000, which will be funded by the Company's operating cash and borrowings from the senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility"). EVT is a provider of geo-referenced aerial image capture and visual-centric data analytics and solutions to insurers, contractors, government, and commercial customers in the United States. This acquisition is expected to advance the Company's position in the imagery analytics market, adding new municipal and commercial customers. The transaction is expected to support the aerial imagery solution development in the Company's Decision Analytics segment. The purchase price to be paid will be adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. The closing of the transaction is subject to the completion of customary closing conditions, including receipt of regulatory and shareholder approvals. On March 28, 2014, the Company received a request for additional information (the “Second Request”) from the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The Company is responding to the Second Request and presently expects the transaction to close during the third quarter of 2014.

Acquisition Escrows
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payments. At March 31, 2014 and December 31, 2013, the current portion of the escrows amounted to $27,504 and $27,967, respectively, and there was no noncurrent portion amount of the escrow in either period. The current portion of the escrows has been included in “Other current assets” in the accompanying condensed consolidated balance sheets.

6. Discontinued Operations:

On March 11, 2014, the Company sold 100 percent of the stock of the Company’s mortgage services business, Interthinx, which was a guarantor subsidiary, in exchange for a purchase price of $155,000. The cash received will be adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. The Company recognized a gain, net of tax, of $31,117 for this sale. Results of operations for the mortgage services business are reported as a discontinued operation for the three months ended March 31, 2014 and for all prior periods presented.

The mortgage services business meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from the discontinued operation for the three months ended March 31:

	2014	2013
Revenues from discontinued operations	$11,512	$26,626
Income from discontinued operations before income taxes (including gain on sale of $65,410 in 2014)	$54,482	$1,901
Provision for income taxes (including tax on sale of $27,067 in 2014)	(23,365)	(835)
Income from discontinued operations, net of tax	$31,117	$1,066

7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2013 through March 31, 2014, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2013 (1)	$55,555	$1,126,126	$1,181,681
Current year acquisitions	—	2,995	2,995
Sale of discontinued operations	—	(302)	(302)
Goodwill at March 31, 2014 (1)	$55,555	$1,128,819	$1,184,374
______________________

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to December 31, 2011.
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

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
March 31, 2014
Technology-based	8 years	$296,502	$(184,350)	$112,152
Marketing-related	5 years	71,047	(46,914)	24,133
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	388,505	(89,822)	298,683
Total intangible assets		$762,609	$(327,641)	$434,968
December 31, 2013
Technology-based	8 years	$294,940	$(180,581)	$114,359
Marketing-related	5 years	71,047	(44,274)	26,773
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	388,505	(82,019)	306,486
Total intangible assets		$761,047	$(313,429)	$447,618
Amortization expense related to intangible assets for the three months ended March 31, 2014 and 2013 was $14,212 and $17,052, respectively. Estimated amortization expense in future periods through 2019 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2014	$42,562
2015	50,870
2016	49,040
2017	48,136
2018	47,390
2019 and thereafter	196,970
$434,968
8. Income Taxes:
The Company’s effective tax rate for the three months ended March 31, 2014 was 35.7%, compared to the effective tax rate for the three months ended March 31, 2013 of 36.6%. The effective tax rate for the three months ended March 31, 2014 is lower than the March 31, 2013 effective tax rate primarily due to favorable state legislative changes. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and nondeductible share appreciation from the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”).

9. Debt:
The following table presents short-term and long-term debt by issuance as of March 31, 2014 and December 31, 2013:

	Issuance Date	Maturity Date	2014	2013
Short-term debt:
Capital lease obligations	Various	Various	$4,317	$4,448
Short-term debt			4,317	4,448
Long-term debt:
Senior notes:
4.125% senior notes, less unamortized discount of $2,345 and $2,415, respectively	9/12/2012	9/12/2022	347,655	347,585
4.875% senior notes, less unamortized discount of $1,614 and $1,699, respectively	12/8/2011	1/15/2019	248,386	248,301
5.800% senior notes, less unamortized discount of $732 and $757, respectively	4/6/2011	5/1/2021	449,268	449,243
Prudential shelf notes:
5.84% Series H shelf notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I shelf notes	4/29/2008	4/29/2015	85,000	85,000
6.85% Series J shelf notes	6/15/2009	6/15/2016	50,000	50,000
New York Life shelf notes:
5.87% Series A shelf notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B shelf notes	4/29/2008	4/29/2015	50,000	50,000
Capital lease obligations	Various	Various	5,683	6,310
Long-term debt			1,270,992	1,271,439
Total debt			$1,275,309	$1,275,887
As of March 31, 2014, the Company had a $975,000 committed Credit Facility with Bank of America N.A., JPMorgan Chase Bank N.A., and a syndicate of banks. Borrowings may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the “Repurchase Program”). As of March 31, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.
10. Stockholders’ Equity:
The Company has 1,200,000,000 shares of authorized Class A common stock. The common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the board of directors.

Share Repurchase Program
The Company has authorized repurchases of up to $1,200,000 of its common stock through its Repurchase Program. Since the introduction of share repurchase as a feature of the Company's capital management strategies in 2010, the Company has repurchased shares with an aggregate value of $1,123,475. As of March 31, 2014, the Company had $76,525 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.
During the three months ended March 31, 2014, the Company repurchased 1,399,349 shares of common stock as part of the Repurchase Program at a weighted average price of $63.41 per share. The Company utilized cash from operations and the proceeds from its senior notes to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $3,605 in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheets for those purchases that have not settled as of March 31, 2014.

Treasury Stock

As of March 31, 2014, the Company’s treasury stock consisted of 377,471,924 shares of Class A common stock. During the three months ended March 31, 2014, the Company reissued 472,536 shares of Class A common stock from the treasury shares at a weighted average price of $5.06 per share.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing income from continuing operations, income from discontinued operations and net income available to common stockholders, respectively, by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including stock options, nonvested restricted stock, and nonvested restricted stock units, had been issued.
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Numerator used in basic and diluted EPS:
Income from continuing operations	$84,441	$79,445
Income from discontinued operations, net of tax of $23,365 and $835, respectively (Note 6)	31,117	1,066
Net income	$115,558	$80,511
Denominator:
Weighted average number of common shares used in basic EPS	166,981,982	168,078,589
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,439,507	4,682,052
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	170,421,489	172,760,641
Basic net income per share:
Income from continuing operations	$0.50	$0.47
Income from discontinued operations	0.19	0.01
Basic net income per share	$0.69	$0.48
Diluted net income per share:
Income from continuing operations	$0.50	$0.46
Income from discontinued operations	0.18	0.01
Diluted net income per share	$0.68	$0.47
The potential shares of common stock that were excluded from diluted EPS were 761,848 and 34,062 for the three months ended March 31, 2014 and 2013, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of March 31, 2014 and December 31, 2013:

	2014	2013
Foreign currency translation adjustment	$(1,293)	$(1,800)
Unrealized holding losses on available-for-sale securities, net of tax	(59)	(75)
Pension and postretirement adjustment, net of tax	(41,470)	(41,613)
Accumulated other comprehensive losses	$(42,822)	$(43,488)
The before tax and after tax amounts of other comprehensive income for the three months ended March 31, 2014 and 2013 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
March 31, 2014
Foreign currency translation adjustment	$507	$—	$507
Unrealized holding gain on available-for-sale securities before reclassifications	39	(16)	23
Amount reclassified from accumulated other comprehensive losses (1)	(11)	4	(7)
Unrealized holding gain on available-for-sale securities	28	(12)	16
Pension and postretirement adjustment before reclassifications	584	(261)	323
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(292)	112	(180)
Pension and postretirement adjustment	292	(149)	143
Total other comprehensive income	$827	$(161)	$666
March 31, 2013
Foreign currency translation adjustment	$(406)	$—	$(406)
Unrealized holding loss on available-for-sale securities before reclassifications	(1,018)	379	(639)
Amount reclassified from accumulated other comprehensive losses (1)	647	(238)	409
Unrealized holding loss on available-for-sale securities	(371)	141	(230)
Pension and postretirement adjustment before reclassifications	2,802	(1,046)	1,756
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(1,401)	514	(887)
Pension and postretirement adjustment	1,401	(532)	869
Total other comprehensive income	$624	$(391)	$233
______________________

(1)
This accumulated other comprehensive loss component, before tax, is included under “Realized loss on available-for-sale securities, net” in the accompanying condensed consolidated statements of operations.

(2)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note. 12 Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
All of the Company’s outstanding stock options and restricted stock are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. On May 15, 2013, the Company’s shareholders approved the 2013 Incentive Plan. There are 15,700,000 shares of common stock available for issuance under the 2013 Incentive Plan. Shares subject to awards granted subsequent to March 15, 2013, whether under the 2013 Incentive Plan or the 2009 Incentive Plan, with certain exceptions, will reduce the number of shares available for issuance under the 2013 Incentive Plan. As of March 31, 2014, there were 14,372,174 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the three months ended March 31, 2014 and 2013 was $7,804 and $12,455, respectively.
On April 1, 2014, the Company granted 1,144,934 nonqualified stock options and 227,794 shares of restricted stock to key employees. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the vesting period. The restricted stock is not assignable or transferable until it becomes vested.
The expected term for the stock options granted was estimated based on studies of historical experience and projected exercise behavior. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor for stock options granted prior to 2014 was based on the average volatility of the Company’s peers, calculated using historical daily closing prices over the most recent period that is commensurate with the expected term of the stock option award. The expected dividend yield was based on the Company’s expected annual dividend rate on the date of grant.
A summary of the stock options outstanding as of December 31, 2013 and March 31, 2014 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	9,235,320	$26.67	$360,611
Exercised	(445,911)	$18.07	$20,158
Cancelled or expired	(4,458)	$44.06
Outstanding at March 31, 2014	8,784,951	$27.10	$288,664
Stock options exercisable at March 31, 2014	6,793,102	$21.42	$261,837
Stock options exercisable at December 31, 2013	7,169,089	$20.98	$320,766
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk common stock as of the reporting date. In accordance with ASC 718, Stock Compensation, excess tax benefit from exercised stock options and restricted stock lapsed is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the three months ended March 31, 2014 and 2013, the Company recorded excess tax benefits of $7,006 and $16,706, respectively. The Company realized $0 and $36,128 of tax benefit within the Company’s quarterly tax payments through March 31, 2014 and 2013, respectively.
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

A summary of the status of the restricted stock awarded under the 2013 Incentive Plan as of December 31, 2013 and March 31, 2014 and changes during the interim period is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	396,749	$52.82
Vested	(17,955)	$36.96
Forfeited	(769)	$51.74
Outstanding at March 31, 2014	378,025	$52.75
As of March 31, 2014, there was $33,410 of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.38 years. As of March 31, 2014, there were 1,991,849 and 378,025 nonvested stock options and restricted stock, respectively, of which 1,524,383 and 273,084 are expected to vest. The total grant date fair value of options vested during the three months ended March 31, 2014 and 2013 was $3,415 and $4,530, respectively. The total grant date fair value of restricted stock vested during the three months ended March 31, 2014 and 2013 was $2,167 and $961, respectively.
The Company’s employee stock purchase plan (“ESPP”) commenced on October 1, 2012 and offers eligible employees the opportunity to authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25 in any calendar year, to purchase shares of the Company’s common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the three months ended March 31, 2014, the Company issued 8,670 shares of common stock at a weighted discounted price of $56.96.

12. Pension and Postretirement Benefits:
The Company maintained a frozen qualified defined benefit pension plan for certain of its employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. The Company has applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on salary rates determined by years of service, as well as the interest earned on the previous year-end cash balance. The Company also has a frozen non-qualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company.
The Company also provides certain healthcare and life insurance benefits to certain qualifying active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage.
The components of net periodic (benefit) cost for the three months ended March 31, are summarized below:

	Pension Plan and SERP		Postretirement Plan
	Three Months Ended March 31,
	2014	2013	2014	2013
Interest cost	$4,813	$4,427	$163	$150
Expected return on plan assets	(8,513)	(7,597)	(200)	(212)
Amortization of prior service credit	—	—	(36)	(38)
Amortization of net actuarial loss	152	1,289	176	150
Net periodic (benefit) cost	$(3,548)	$(1,881)	$103	$50
Employer contributions	$195	$100	$—	$—

The expected contributions to the Pension Plan, SERP and Postretirement Plan for the year ending December 31, 2014 are consistent with the amounts previously disclosed as of December 31, 2013.
13. Segment Reporting:

ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise report financial and descriptive information about its reportable operating segments.
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s President and Chief Executive Officer is identified as the CODM as defined by ASC 280-10. To align with the internal management of the Company’s business operations based on service offerings, the Company is organized into the following two operating segments, which are also the Company’s reportable segments:
Decision Analytics: The Company develops solutions that its customers use to analyze the three key processes in managing risk: ‘prediction of loss’, ‘detection and prevention of fraud’ and ‘quantification of loss’. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance and healthcare sectors. The Company discloses revenue within this segment based on the industry vertical groupings of insurance, financial services, healthcare and specialized markets.
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
Discontinued Operations: On March 11, 2014, the Company sold its mortgage services business, Interthinx, which was included in the Decision Analytics segment. Results of operations for the mortgage services business are reported as a discontinued operation for the three months ended March 31, 2014, and for all prior periods presented. Refer to Note 6 for more information.
The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1.0% or more of the Company’s consolidated revenues for the three months ended March 31, 2014 or 2013. No individual country outside of the U.S. accounted for 1.0% or more of total consolidated long-term assets as of March 31, 2014 or December 31, 2013.

The following table provides the Company’s revenue and operating income by reportable segment for the three months ended March 31, 2014 and 2013, in the accompanying condensed consolidated statements of operations:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$247,330	$162,313	$409,643	$224,084	$152,613	$376,697
Expenses:
Cost of revenues (exclusive of items shown separately below)	(119,759)	(49,914)	(169,673)	(96,816)	(46,816)	(143,632)
Selling, general and administrative	(38,051)	(19,083)	(57,134)	(36,749)	(19,573)	(56,322)
Investment income and realized gain (loss) on available-for-sale securities, net	—	9	9	—	(149)	(149)
EBITDA from discontinued operations (including the gain on sale in 2014)	55,588	—	55,588	3,107	—	3,107
EBITDA	145,108	93,325	238,433	93,626	86,075	179,701
Depreciation and amortization of fixed assets	(16,031)	(3,750)	(19,781)	(10,826)	(3,337)	(14,163)
Amortization of intangible assets	(14,124)	(88)	(14,212)	(16,964)	(88)	(17,052)
Less: Investment income and realized gain (loss) on available-for-sale securities, net	—	(9)	(9)	—	149	149
EBITDA from discontinued operations (including the gain on sale in 2014)	(55,588)	—	(55,588)	(3,107)	—	(3,107)
Operating income	$59,365	$89,478	$148,843	$62,729	$82,799	$145,528

Operating segment revenue by type of service is provided below:

	Three Months Ended March 31,
	2014	2013
Decision Analytics:
Insurance	$141,430	$126,549
Financial services	21,016	17,282
Healthcare	63,896	59,049
Specialized markets	20,988	21,204
Total Decision Analytics	247,330	224,084
Risk Assessment:
Industry-standard insurance programs	123,817	116,450
Property-specific rating and underwriting information	38,496	36,163
Total Risk Assessment	162,313	152,613
Total revenues	$409,643	$376,697
14. Related Parties:

The Company considers its Class A stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of March 31, 2014 and December 31, 2013, the Company had no related parties owning more than 5.0% of its common stock.
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
Interthinx, Inc. Litigation
On May 13, 2013, the Company was served with a putative class action titled Celeste Shaw v. Interthinx, Inc., Verisk Analytics, Inc. and Jeffrey Moyer. The plaintiff is a current employee of the Company’s former subsidiary Interthinx, Inc. based in Colorado, who filed the class action in the United States District Court for the District of Colorado on behalf of all fraud detection employees who have worked for Interthinx for the last three years nationwide and who were classified as exempt employees. The class complaint claims that the fraud detection employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. It pleads three causes of action against defendants: (1) Collective Action under section 216(b) of the Fair Labor Standards Act for unpaid overtime (nationwide class); (2) A Fed. R. Civ. P. 23 class action under the Colorado Wage Act and Wage Order for unpaid overtime and (3) A Fed. R. Civ. P. 23 class action under Colorado Wage Act for unpaid commissions/nondiscretionary bonuses (Colorado class). The complaint seeks compensatory damages, penalties that are associated with the various statutes, declaratory and injunctive relief interest, costs and attorneys’ fees.
On July 2, 2013, the Company was served with a putative class action titled Shabnam Shelia Dehdashtian v. Interthinx, Inc. and Verisk Analytics, Inc. in the United States District Court for the Central District of California. The plaintiff, Shabnam Shelia Dehdashtian, a former mortgage auditor at the Company’s former subsidiary Interthinx, Inc. in California, filed the class action on behalf of all persons who have been employed by Interthinx as auditors, mortgage compliance underwriters and mortgage auditors nationwide at any time (i) within 3 years prior to the filing of this action until trial for the Fair Labor Standards Act (FLSA) class and (ii) within 4 years prior to the filing of the initial complaint until trial for the California collective action. The class complaint claims that the defendants failed to pay overtime compensation, to provide rest and meal periods, waiting time penalties and to provide accurate wage statements to the plaintiffs as required by federal and California law. It pleads seven causes of action against defendants: (1) Failure to pay overtime compensation in violation of the FLSA for unpaid overtime (nationwide class); (2) Failure to pay overtime compensation in violation of Cal. Lab. Code sections 510, 1194 and 1198 and IWC Wage Order No. 4; (3) Failure to pay waiting time penalties in violation of Cal. Lab. Code sections 201-203; (4) Failure to provide itemized wage statements in violation of Cal. Lab. Code section 226 and IWC Order No. 4; (5) Failure to provide and or authorize meal and rest periods in violation of Cal. Lab. Code section 226.7 and IWC Order No. 4; (6) Violation of California Business and Professions Code sections 17200 et seq; and (7) a Labor Code Private Attorney General Act (PAGA) Public enforcement claim, Cal. Lab. Code section 2699 (California class). The complaint seeks compensatory damages, penalties that are associated with the various statutes, equitable and injunctive relief, interest, costs and attorneys’ fees.
On October 14, 2013, the Company received notice of a claim titled Dejan Nagl v. Interthinx Services, Inc. filed in the California Labor and Workforce Development Agency. The claimant, Dejan Nagl, a former mortgage auditor at the Company’s former subsidiary Interthinx, Inc. in California, filed the claim on behalf of himself and all current and former individuals employed in California as auditors by Interthinx, Inc. for violations of the California Labor Code and Wage Order. The claimant alleges on behalf of himself and other auditors the following causes of action: (1) Failure to provide rest breaks and meal periods in violation of Lab. Code sections 226.7, 514 and 1198; (2) Failure to pay overtime wages in violation of Lab. Code sections 510 and 1194; (3) Failure to provide accurate wage statements in violation of Lab. Code section 226; (4) Failure to timely pay wages in violation of Lab. Code section 204 and (5) Failures to timely pay wages for violations of Lab. Code sections 201- 203. The claim seeks compensatory damages and penalties that are associated with the various statutes, costs and attorneys’ fees.
On March 11, 2014, the Company sold 100 percent of the stock of Interthinx (see Note 6. Discontinued Operations for additional details). Pursuant to the terms of the sale agreement, the Company is responsible for the resolution of these matters.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to these matters.
Mariah Re Litigation
On July 8, 2013, the Company was served with summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Mariah Re LTD. v. American Family Mutual Insurance Company, ISO Services, Inc. and AIR Worldwide Corporation, which was amended by the plaintiff on October 18, 2013 (the “Amended Complaint”). Plaintiff Mariah is a special purpose vehicle established to provide reinsurance to defendant American Family Insurance. Mariah entered into contracts with the Company’s ISO Services, Inc. and AIR Worldwide Corporation subsidiaries, pursuant to which, among other things, Mariah (i) licensed the right to utilize information published in Catastrophe Bulletins issued by the Property Claims Services division of ISO Services, Inc. and (ii) engaged AIR Worldwide Corporation as Calculation Agent to compute certain reinsured losses. The Amended Complaint alleges the following causes of action: (1) breach of contract against ISO Services, Inc. and AIR Worldwide Corporation; (2) unjust enrichment against American Family; (3) conversion against American Family; (4) tortious interference with contract against American Family; (5) declaratory judgment against all defendants and (6) specific performance against all defendants. The Amended Complaint seeks declaratory relief, specific performance, restitution, monetary damages and attorneys’ fees.
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
Insurance Services Office, Inc Litigation
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

On April 9, 2013, the Company's subsidiary ISO was served with a First Amended Petition and Request for Disclosure filed in the District Court of Dallas County, Texas in an action titled Sidah Garner v. Nationwide Mutual Insurance Company, Carfax, Inc., General and Import Motors, Porschea Nicole Kendall, Daniel Scott Hayward and Insurance Services Office, Inc. Thereafter, on June 5, 2013 and August 16, 2013 plaintiff served its Second Amended Petition and Third Amended Petition (“the Amended Petition”) on defendants. This action arises from a car accident on June 6, 2011 in which the plaintiff was critically injured. At the time of the accident the plaintiff was in the passenger seat of a 2004 Mazda, which the plaintiff alleges was previously involved in a total loss rollover collision on April 25, 2006. The Amended Petition alleges that at the time of the April 2006 accident the Mazda was insured by Nationwide which failed to issue a Texas Salvage Title and that ISO was to provide the crash information to vehicle reporting services, including the defendant Carfax. It further alleges that the Mazda was rebuilt and auctioned through a multi-state salvage reseller and sold to defendant Kendall (the driver) and that prior to purchase Kendall consulted Carfax’s Vehicle History Report which guaranteed no problem with the Mazda’s title and that it was not “junk,” neither “salvage nor rebuilt.” As a result, the Amended Petition alleges that Carfax’s report was in error and it sets forth a claim for negligence, negligent misrepresentation, gross negligence, strict liability, breach of contract and fraud against defendants Nationwide Insurance, Carfax and ISO in addition to the negligence claims against defendants General and Import Motors and Kendall and Hayward. It seeks actual damages, pain and suffering, loss of past and future earnings, past and future impairment and disfigurement, costs and interest from all defendants and exemplary damages from Nationwide, ISO and Carfax. The court denied the summary judgment motions of ISO and Nationwide on December 19, 2013 and January 6, 2014, respectively and granted the summary judgment motion of Carfax on January 27, 2014. Trial is scheduled to commence on May 13, 2014.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
16. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Verisk Analytics, Inc. (the “Parent Company”) registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent owned subsidiaries and issued certain other unregistered debt securities with full and unconditional and joint and several guarantees by certain 100 percent owned subsidiaries. Accordingly, presented below is the condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations, comprehensive income and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented. Effective as of December 31, 2013, Verisk Health, Inc. and Verisk Health Solutions, Inc., guarantors of the senior notes, merged with and into Bloodhound Technologies, Inc. ("Bloodhound"), a non-guarantor of the senior notes, pursuant to which Bloodhound (renamed Verisk Health, Inc.) was the surviving corporation. By virtue of the merger, the surviving corporation of Verisk Health, Inc. expressly assumed all of the obligations of the former Verisk Health, Inc. and Verisk Health Solutions, Inc., including the guarantee by them of the senior notes. As a result, the condensed consolidating statements of operations, statements of comprehensive income and statements of cash flows of the former Bloodhound subsidiary for the three months ended March 31, 2014 were included in the financial information of the guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
As of March 31, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,235	$309,825	$97,316	$—	$427,376
Available-for-sale securities	—	3,918	—	—	3,918
Accounts receivable, net	—	119,455	53,996	—	173,451
Prepaid expenses	—	23,504	2,903	—	26,407
Intercompany receivables	677,598	639,861	196,227	(1,513,686)	—
Deferred income taxes, net	—	3,404	1,671	—	5,075
Income taxes receivable	5,005	17,756	—	(15,262)	7,499
Other current assets	5,145	28,151	2,182	—	35,478
Total current assets	707,983	1,145,874	354,295	(1,528,948)	679,204
Noncurrent assets:
Fixed assets, net	—	215,895	35,836	—	251,731
Intangible assets, net	—	66,439	368,529	—	434,968
Goodwill	—	495,746	688,628	—	1,184,374
Investment in subsidiaries	1,499,980	849,354	—	(2,349,334)	—
Pension assets	—	64,801	—	—	64,801
Other assets	7,514	16,832	580	—	24,926
Total assets	$2,215,477	$2,854,941	$1,447,868	$(3,878,282)	$2,640,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,659	$81,897	$52,337	$—	$156,893
Short-term debt	—	4,219	98	—	4,317
Pension and postretirement benefits, current	—	2,437	—	—	2,437
Fees received in advance	—	310,288	33,539	—	343,827
Intercompany payables	547,983	832,106	133,597	(1,513,686)	—
Income taxes payable	—	—	23,428	(15,262)	8,166
Total current liabilities	570,642	1,230,947	242,999	(1,528,948)	515,640
Noncurrent liabilities:
Long-term debt	1,045,309	225,339	344	—	1,270,992
Pension and postretirement benefits	—	15,116	—	—	15,116
Deferred income taxes, net	—	70,376	123,929	—	194,305
Other liabilities	—	40,305	4,120	—	44,425
Total liabilities	1,615,951	1,582,083	371,392	(1,528,948)	2,040,478
Total stockholders’ equity	599,526	1,272,858	1,076,476	(2,349,334)	599,526
Total liabilities and stockholders’ equity	$2,215,477	$2,854,941	$1,447,868	$(3,878,282)	$2,640,004

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,226	$81,095	$64,480	$—	$165,801
Available-for-sale securities	—	3,911	—	—	3,911
Accounts receivable, net	—	99,578	58,969	—	158,547
Prepaid expenses	—	22,582	3,075	—	25,657
Intercompany receivables	633,128	525,286	202,018	(1,360,432)	—
Deferred income taxes, net	—	—	5,086	(9)	5,077
Income taxes receivable	20,045	66,274	—	(18,973)	67,346
Other current assets	5,144	26,835	2,702	—	34,681
Current assets held-for-sale	—	12,421	883	521	13,825
Total current assets	678,543	837,982	337,213	(1,378,893)	474,845
Noncurrent assets:
Fixed assets, net	—	198,112	35,261	—	233,373
Intangible assets, net	—	67,407	380,211	—	447,618
Goodwill	—	493,053	688,628	—	1,181,681
Investment in subsidiaries	1,375,128	848,124	—	(2,223,252)	—
Pension assets	—	60,955	—	—	60,955
Other assets	7,789	11,356	889	—	20,034
Noncurrent assets held-for-sale	—	85,945	—	—	85,945
Total assets	$2,061,460	$2,602,934	$1,442,202	$(3,602,145)	$2,504,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,233	$102,477	$63,554	$—	$188,264
Short-term debt	—	4,341	107	—	4,448
Pension and postretirement benefits, current	—	2,437	—	—	2,437
Fees received in advance	—	192,524	34,057	—	226,581
Intercompany payables	446,509	793,517	120,406	(1,360,432)	—
Deferred income taxes, net	—	9	—	(9)	—
Income taxes payable	—	—	18,973	(18,973)	—
Current liabilities held-for-sale	—	8,928	—	521	9,449
Total current liabilities	468,742	1,104,233	237,097	(1,378,893)	431,179
Noncurrent liabilities:
Long-term debt	1,045,129	225,950	360	—	1,271,439
Pension and postretirement benefits	—	15,068	—	—	15,068
Deferred income taxes, net	—	70,897	127,707	—	198,604
Other liabilities	—	31,809	4,234	—	36,043
Noncurrent liabilities held-for-sale	—	4,529	—	—	4,529
Total liabilities	1,513,871	1,452,486	369,398	(1,378,893)	1,956,862
Total stockholders’ equity	547,589	1,150,448	1,072,804	(2,223,252)	547,589
Total liabilities and stockholders’ equity	$2,061,460	$2,602,934	$1,442,202	$(3,602,145)	$2,504,451

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Months Ended March 31, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$336,353	$75,593	$(2,303)	$409,643
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	129,319	42,266	(1,912)	169,673
Selling, general and administrative	—	44,540	12,985	(391)	57,134
Depreciation and amortization of fixed assets	—	16,336	3,445	—	19,781
Amortization of intangible assets	—	2,530	11,682	—	14,212
Total expenses	—	192,725	70,378	(2,303)	260,800
Operating income	—	143,628	5,215	—	148,843
Other income (expense):
Interest expense	(13,638)	(3,794)	(7)	—	(17,439)
Investment income	5	(40)	55	—	20
Realized loss on securities, net	—	(11)	—	—	(11)
Total other (expense) income, net	(13,633)	(3,845)	48	—	(17,430)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(13,633)	139,783	5,263	—	131,413
Provision for income taxes	5,005	(50,308)	(1,669)	—	(46,972)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(8,628)	89,475	3,594	—	84,441
Income from discontinued operations, net of tax	—	31,356	(239)	—	31,117
Equity in net income of subsidiaries	124,186	927	—	(125,113)	—
Net income	$115,558	$121,758	$3,355	$(125,113)	$115,558

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Months Ended March 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$302,400	$79,220	$(4,923)	$376,697
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	105,751	40,215	(2,334)	143,632
Selling, general and administrative	—	44,191	14,720	(2,589)	56,322
Depreciation and amortization of fixed assets	—	11,042	3,121	—	14,163
Amortization of intangible assets	—	4,525	12,527	—	17,052
Total expenses	—	165,509	70,583	(4,923)	231,169
Operating income	—	136,891	8,637	—	145,528
Other income (expense):
Interest expense	(13,637)	(6,448)	(5)	—	(20,090)
Investment income	—	(4)	48	—	44
Realized loss on available-for-sale securities, net	—	(193)	—	—	(193)
Total other (expense) income, net	(13,637)	(6,645)	43	—	(20,239)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(13,637)	130,246	8,680	—	125,289
Provision for income taxes	5,013	(45,657)	(5,200)	—	(45,844)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(8,624)	84,589	3,480	—	79,445
Income from discontinued operations, net of tax	—	1,066	—	—	1,066
Equity in net income of subsidiaries	89,135	1,273	—	(90,408)	—
Net income	$80,511	$86,928	$3,480	$(90,408)	$80,511

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three Months Ended March 31, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$115,558	$121,758	$3,355	$(125,113)	$115,558
Other comprehensive income, net of tax:
Foreign currency translation adjustment	507	494	423	(917)	507
Unrealized holding gain on available-for-sale securities	16	16	—	(16)	16
Pension and postretirement unfunded liability adjustment	143	143	—	(143)	143
Total other comprehensive income	666	653	423	(1,076)	666
Comprehensive income	$116,224	$122,411	$3,778	$(126,189)	$116,224

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three Months Ended March 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$80,511	$86,928	$3,480	$(90,408)	$80,511
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(406)	(271)	(385)	656	(406)
Unrealized holding loss on available-for-sale securities	(230)	(230)	—	230	(230)
Pension and postretirement unfunded liability adjustment	869	869	—	(869)	869
Total other comprehensive income (loss)	233	368	(385)	17	233
Comprehensive income	$80,744	$87,296	$3,095	$(90,391)	$80,744

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For The Three Months Ended March 31, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$9	$188,249	$44,570	$—	$232,828
Cash flows from investing activities:
Acquisitions	—	(4,001)	—	—	(4,001)
Purchases of non-controlling interest in non- public companies	—	(5,000)	—	—	(5,000)
Proceed from sale of discontinued operations	—	155,000	—	—	155,000
Investment in subsidiaries	—	(132)	—	132	—
Intercompany dividends received from subsidiaries	—	114	—	(114)	—
Repayments received from other subsidiaries	—	26,512	17,541	(44,053)	—
Advances provided to other subsidiaries	—	(1,497)	—	1,497	—
Purchases of fixed assets	—	(31,468)	(4,676)	—	(36,144)
Purchases of available-for-sale securities	—	(6)	—	—	(6)
Proceeds from sales and maturities of available- for-sale securities	—	16	—	—	16
Net cash provided by investing activities	—	139,538	12,865	(42,538)	109,865
Cash flows from financing activities:
Proceeds from the issuance of intercompany common stock	—	—	132	(132)	—
Intercompany dividends paid to parent	—	—	(114)	114	—
Repurchases of Class A common stock	—	(88,161)	—	—	(88,161)
Repayment of advances to other subsidiaries	—	(17,541)	(26,512)	44,053	—
Advances received from other subsidiaries	—	—	1,497	(1,497)	—
Proceeds from stock options exercised	—	7,804	—	—	7,804
Other financing activities, net	—	(1,243)	(25)	—	(1,268)
Net cash used in financing activities	—	(99,141)	(25,022)	42,538	(81,625)
Effect of exchange rate changes	—	84	423	—	507
Increase in cash and cash equivalents	9	228,730	32,836	—	261,575
Cash and cash equivalents, beginning of period	20,226	81,095	64,480	—	165,801
Cash and cash equivalents, end of period	$20,235	$309,825	$97,316	$—	$427,376
Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$88,161	$88,161	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from stock options exercised	$7,804	$7,804	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For The Three Months Ended March 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$150,329	$40,928	$—	$191,257
Cash flows from investing activities:
Repayments received from other subsidiaries	—	7,439	7,439	(14,878)	—
Advances provided to other subsidiaries	—	(3,000)	—	3,000	—
Purchases of fixed assets	—	(23,069)	(4,996)	—	(28,065)
Purchases of available-for-sale securities	—	(3,747)	—	—	(3,747)
Proceeds from sales and maturities of available- for-sale securities	—	3,765	—	—	3,765
Other investing, net	—	439	—	—	439
Net cash (used in) provided by investing activities	—	(18,173)	2,443	(11,878)	(27,608)
Cash flows from financing activities:
Repayments of short-term debt, net	—	(10,000)	—	—	(10,000)
Excess tax benefits from exercised stock options	—	36,128	—	—	36,128
Repurchases of Class A common stock	—	(22,130)	—	—	(22,130)
Proceeds from stock options exercised	—	12,455	—	—	12,455
Repayments of advances to other subsidiaries	—	(7,439)	(7,439)	14,878	—
Advances received from other subsidiaries	—	—	3,000	(3,000)	—
Other financing activities, net	—	(2,042)	(115)	—	(2,157)
Net cash provided by (used in) financing activities	—	6,972	(4,554)	11,878	14,296
Effect of exchange rate changes	—	(21)	(385)	—	(406)
Increase in cash and cash equivalents	—	139,107	38,432	—	177,539
Cash and cash equivalents, beginning of period	128	35,571	54,120	—	89,819
Cash and cash equivalents, end of period	$128	$174,678	$92,552	$—	$267,358
Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$22,130	$22,130	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from stock options exercised	$12,455	$12,455	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K, or 2013 10-K, dated and filed with the Securities and Exchange Commission on February 25, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward Looking Statements” in our 2013 10-K.
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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 39.6% and 40.5% of our revenues for the three months ended March 31, 2014 and 2013, respectively. Our Decision Analytics segment provides solutions to our customers within four vertical market-related groupings of insurance, financial services, healthcare, and specialized markets. Our Decision Analytics segment revenues represented approximately 60.4% and 59.5% of our revenues for the three months ended March 31, 2014 and 2013, respectively.
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
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers' compensation claim with information in our databases. For the three months ended March 31, 2014 and 2013, approximately 25.1% and 27.1%, respectively, of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Approximately 89.3% and 88.0% of the revenues in our Risk Assessment segment for the three months ended March 31, 2014 and 2013, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 65.4% and 62.5% of the revenues in our Decision Analytics segment, for the three months ended March 31, 2014 and 2013, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, healthcare, financial services, and specialized markets verticals.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 58.7% and 62.1% of our total expenses for the three months ended March 31, 2014 and 2013, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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
Pending Acquisition

In January 2014, we entered into an agreement to acquire 100% of the stock of Eagleview Technology Corporation
(“EVT”), the parent company of Pictometry International Corp., and Eagle View Technologies, Inc. for a net cash purchase price of $650 million, which will be funded by the Company's operating cash and borrowings from our credit facility. EVT is a provider of geo-referenced aerial image capture and visual-centric data analytics and solutions to insurers, contractors, government, and commercial customers in the United States. This acquisition is expected to advance our position in the imagery analytics market, adding new municipal and commercial customers. The transaction is expected to support the aerial imagery solution development in our Decision Analytics segment. The closing of the transaction is subject to the completion of customary closing conditions, including receipt of regulatory and shareholder approvals. On March 28, 2014, we received a request for additional information (the “Second Request”) from the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  We are responding to the Second Request and presently expect the transaction to close during the third quarter of 2014.  Once the acquisition is completed, we plan to include EVT in the insurance vertical of our Decision Analytics segment.

Discontinued Operations

On March 11, 2014, we sold our mortgage services business, Interthinx. Results of operations for the mortgage services business are reported as a discontinued operation for the three months ended March 31, 2014 and for all prior periods presented. See Note 6 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.

Condensed Consolidated Results of Operations

	Three Months Ended March 31,		Percentage Change
	2014	2013
	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Decision Analytics revenues	$247,330	$224,084	10.4%
Risk Assessment revenues	162,313	152,613	6.4%
Revenues	409,643	376,697	8.7%
Expenses:
Cost of revenues (exclusive of items shown separately below)	169,673	143,632	18.1%
Selling, general and administrative	57,134	56,322	1.4%
Depreciation and amortization of fixed assets	19,781	14,163	39.7%
Amortization of intangible assets	14,212	17,052	(16.7)%
Total expenses	260,800	231,169	12.8%
Operating income	148,843	145,528	2.3%
Other income (expense):
Investment income	20	44	(54.5)%
Realized loss on available-for-sale securities, net	(11)	(193)	(94.3)%
Interest expense	(17,439)	(20,090)	(13.2)%
Total other expense, net	(17,430)	(20,239)	(13.9)%
Income before income taxes	131,413	125,289	4.9%
Provision for income taxes	(46,972)	(45,844)	2.5%
Income from continuing operations	84,441	79,445	6.3%
Income from discontinued operations, net of tax (2)	31,117	1,066	2,819.0%
Net Income	$115,558	$80,511	43.5%
Basic net income per share:
Income from continuing operations	$0.50	$0.47	6.4%
Income from discontinued operations	0.19	0.01	1,800.0%
Basic net income per share	$0.69	$0.48	43.8%
Diluted net income per share:
Income from continuing operations	$0.50	$0.46	8.7%
Income from discontinued operations	0.18	0.01	1,700.0%
Diluted net income per share	$0.68	$0.47	44.7%
Weighted average shares outstanding:
Basic	166,981,982	168,078,589	(0.7)%
Diluted	170,421,489	172,760,641	(1.4)%
The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Decision Analytics EBITDA	$145,108	$93,623	55.0%
Risk Assessment EBITDA	93,325	86,078	8.4%
EBITDA	$238,433	$179,701	32.7%
The following is a reconciliation of net income to EBITDA:
Net income	$115,558	$80,511	43.5%
Depreciation and amortization of fixed assets and intangible assets from continuing operations	33,993	31,215	8.9%
Interest expense from continuing operations	17,439	20,090	(13.2)%
Provision for income taxes from continuing operations	46,972	45,844	2.5%
Depreciation, amortization, interest and provision for income taxes from discontinued operations	24,471	2,041	1,099.0%
EBITDA	$238,433	$179,701	32.7%
______________________

(1)
EBITDA is the financial measure which management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 13 of our condensed consolidated financial statements included in this Form 10-Q filing. Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations or cash flows from operating activities reported under GAAP. Management uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of company performance. Some of these limitations are:

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
Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure. Please note because EBITDA is calculated from net income, this presentation included EBITDA from discontinued operations of our mortgage services business.

(2)	On March 11, 2014, we sold our mortgage services business, Interthinx. See Note 6 of our condensed consolidated financial statements included in this Form 10-Q filing.
Consolidated Results of Continuing Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Revenues
Revenues were $409.6 million for the three months ended March 31, 2014 compared to $376.7 million for the three months ended March 31, 2013, an increase of $32.9 million or 8.7%. Revenues within our Decision Analytics segment increased by $23.2 million or 10.4% and revenues in our Risk Assessment segment increased by $9.7 million or 6.4%. Revenue growth within Decision Analytics was primarily driven by an increase in our insurance revenue category, healthcare and financial services. Both categories, industry-standard insurance programs and property-specific rating and underwriting information, within Risk Assessment contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $169.7 million for the three months ended March 31, 2014 compared to $143.6 million for the three months ended March 31, 2013, an increase of $26.1 million or 18.1%. The increase was due to increases in salaries and employee benefits cost of $10.3 million, which includes a decrease in our pension expense of $1.3 million. Other increases were related to data and data processing costs of $11.7 million mostly within our Decision analytics segment, rent and maintenance expenses of $3.2 million, information technology expenses of $0.7 million, and other operating expenses of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $57.1 million for the three months ended March 31, 2014 compared to $56.3 million for the three months ended March 31, 2013, an increase of $0.8 million or 1.4%. The increase was due to an increase in professional consulting fees of $1.4 million and information technology expense of $1.1 million. These increases were offset by a decrease in salaries and employee benefits of $1.0 million and other general expenses of $0.7 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $19.8 million for the three months ended March 31, 2014 compared to $14.2 million for the three months ended March 31, 2013, an increase of $5.6 million or 39.7%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment.

Amortization of Intangible Assets
Amortization of intangible assets was $14.2 million for the three months ended March 31, 2014 compared to $17.1 million for the three months ended March 31, 2013, a decrease of $2.9 million or 16.7% The decrease was primarily related to amortization of intangible assets associated with prior acquisitions that have been fully amortized.
Investment Income and Realized Loss on Available-for-Sale Securities, Net
Investment income and realized loss on available-for-sale securities, net, was a gain of $0.0 million for the three months ended March 31, 2014 compared to a loss of $0.1 million for the three months ended March 31, 2013, an increase of $0.1 million.
Interest Expense
Interest expense was $17.4 million for the three months ended March 31, 2014 compared to $20.1 million for the three months ended March 31, 2013, a decrease of $2.7 million or 13.2%. The decrease is primarily due the repayment of various shelf notes that matured in 2013.
Provision for Income Taxes
The provision for income taxes was $47.0 million for the three months ended March 31, 2014 compared to $45.8 million for the three months ended March 31, 2013, an increase of $1.2 million or 2.5%. The effective tax rate was 35.7% for the three months ended March 31, 2014 compared to 36.6% for the three months ended March 31, 2013. The effective rate for the three months ended March 31, 2014 was lower than the March 31, 2013 effective tax rate primarily due to favorable state legislative changes.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 56.6% for the three months ended March 31, 2014 compared to 44.6% for the three months ended March 31, 2013. The discontinued operations, including the gain on sale of our mortgage services business, increased our EBITDA margin by 12.0% for the three months ended March 31, 2014. The discontinued operations lowered our EBITDA margin by 2.3% for the three months ended March 31, 2013.
Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $247.3 million for the three months ended March 31, 2014 compared to $224.1 million for the three months ended March 31, 2013, an increase of $23.2 million or 10.4%.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage
	2014	2013	Change
	(In thousands)
Insurance	$141,430	$126,549	11.8%
Financial services	21,016	17,282	21.6%
Healthcare	63,896	59,049	8.2%
Specialized markets	20,988	21,204	(1.0)%
Total Decision Analytics	$247,330	$224,084	10.4%
Our insurance revenue increased $14.9 million or 11.8%, primarily due to increases within our underwriting solutions, catastrophe modeling services, insurance fraud revenue, and loss quantification solutions. Our financial services revenue increased $3.7 million or 21.6%, primarily due to the continued demand for our analytic solutions and services within this category. Our healthcare revenue increased $4.8 million or 8.2%, primarily due to an increase in transactions within our revenue and quality intelligence solutions. Our specialized markets revenue decreased $0.2 million or 1.0% as a result of lower activity related to government contracts partially offset by growth in our supply chain services and weather and climate commercial risk solutions.

Cost of Revenues
Cost of revenues for our Decision Analytics segment were $119.8 million for the three months ended March 31, 2014 compared to $96.8 million for the three months ended March 31, 2013, an increase of $23.0 million or 23.7%. This increase is primarily due to a net increase in salary and employee benefits of $8.0 million, which includes a decrease in pension expense of $0.2 million. Other increases include data and data processing costs of $11.5 million (mostly related to our healthcare services), rent and maintenance expenses of $3.0 million, information technology expenses of $0.2 million and other operating expenses of $0.3 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $38.0 million for the three months ended March 31, 2014 compared to $36.7 million for the three months ended March 31, 2013, an increase of $1.3 million or 3.5%. The increase was primarily due to an increase in salaries and employee benefits of $0.4 million, information technology expenses of $1.0 million and professional consulting fees of $0.6 million. These increases were offset by a decrease in other expenses of $0.7 million.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment, including discontinued operations, was 56.1% for the three months ended March 31, 2014 compared to 37.3% for the three months ended March 31, 2013. The discontinued operations, including the gain on sale of our mortgage services business, increased our margin by 19.9% for the three months ended March 31, 2014. The discontinued operations lowered our margin by 3.1% for the three months ended March 31, 2013.

Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $162.3 million for the three months ended March 31, 2014 compared to $152.6 million for the three months ended March 31, 2013, an increase of $9.7 million or 6.4%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs' solutions as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage
	2014	2013	Change
	(In thousands)
Industry-standard insurance programs	$123,817	$116,450	6.3%
Property-specific rating and underwriting information	38,496	36,163	6.5%
Total Risk Assessment	$162,313	$152,613	6.4%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $49.9 million for the three months ended March 31, 2014 compared to $46.8 million for the three months ended March 31, 2013, an increase of $3.1 million or 6.6%. The increase was primarily due to an increase in salaries and employee benefits costs of $2.3 million, which includes a decrease in pension expense of $1.1 million. Other increases were related to information technology expenses of $0.5 million, data costs of $0.2 million and rent expense of $0.2 million. These increases were offset by lower other general expenses of $0.1 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $19.1 million for the three months ended March 31, 2014 and $19.6 million for the three months ended March 31, 2013, a decrease of $0.5 million or 2.5%. There was a net decrease in salaries and employee benefits of $1.4 million primarily related to the executive transition that took place in 2013. This decrease was partially offset by an increase in professional fees of $0.8 million and information technology expenses of $0.1 million.
EBITDA Margin
EBITDA margin for our Risk Assessment segment was 57.5% for the three months ended March 31, 2014 compared to 56.4% for the three months ended March 31, 2013. The increase in margin was primarily attributed to operating leverage in the segment as well as cost efficiencies.
Liquidity and Capital Resources
As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents and available-for-sale securities of $431.3 million and $169.7 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $975.0 million syndicated revolving credit facility, or credit facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of revenues for the three months ended March 31, 2014 and 2013, were 8.6% and 7.0%, respectively. The increase in capital expenditures is primarily due to our investment initiatives for development of new solutions. The expected capital expenditures for the year ending December 31, 2014 will be approximately $147.0 million, which we expect to primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2014 and 2013, we repurchased $88.7 million and $21.5 million of our common stock, respectively.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations, of $1,265.3 million and $1,265.1 million at March 31, 2014 and December 31, 2013, respectively. The debt at March 31, 2014 was primarily issued under senior notes issued in 2012 and 2011 and long-term private placement loan facilities to finance our stock repurchases and acquisitions.
Our $975.0 million credit facility is due October 2018 and is a committed facility. We have financed and expect to finance our short-term working capital needs, stock repurchases and acquisitions through cash from operations and borrowings from our credit facility. As of March 31, 2014 and December 31, 2013, we had no outstanding borrowings under the credit facility. We did not make any borrowings during the three months ended March 31, 2014.  As of March 31, 2014, we had $972.9 million, net of letters of credit, of borrowing capacity available under our credit facility. We expect to finance a portion of the cash purchase price of the EVT acquisition with borrowings from our credit facility. EVT is expected to close in the third quarter of 2014. The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any four fiscal quarters, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.50 to 1.0. We were in compliance with all debt covenants under the credit facility as of March 31, 2014.
As of March 31, 2014, we had senior notes with an aggregate principal amount of $1,050.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our credit facility. The indenture governing the senior notes restricts our ability and our subsidiaries' ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.
We had long-term private placement loan facilities under uncommitted master shelf agreements with Prudential Capital Group and New York Life that expired on August 30, 2013 and March 16, 2013, respectively.  We did not extend these agreements. The shelf notes mature over the next three years. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.36% for the three months ended March 31, 2014. The shelf notes contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. Our shelf notes also contain financial covenants that require that, at the end of any four fiscal quarters, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of March 31, 2014.
Cash Flow
The following table summarizes our cash flow data for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Percentage Change
	2014	2013
	(In thousands)
Net cash provided by operating activities	$232,828	$191,257	21.7%
Net cash provided by (used in) investing activities	$109,865	$(27,608)	497.9%
Net cash (used in) provided by financing activities	$(81,625)	$14,296	(671.0)%
Operating Activities
Net cash provided by operating activities increased to $232.8 million for the three months ended March 31, 2014 compared to $191.3 million for the three months ended March 31, 2013. The increase in operating activities was primarily due to an increase in cash collections from customers, partially offset by an increase in operating expense payments. Also, our fourth quarter 2012 tax payment was deferred to the first quarter of 2013 as a result of a temporary federal tax relief program related to Hurricane Sandy. This payment would have typically been paid in the fourth quarter of 2012, but due to this relief, the payment was made in the first quarter of 2013.
Investing Activities
Net cash provided by investing activities was $109.9 million for the three months ended March 31, 2014 and net cash used in investing activities was $27.6 million for the three months ended March 31, 2013. The increase in net cash provided by investing activities was primarily due to the sale of our mortgage services business for $155.0 million.
Financing Activities
Net cash used in financing activities was $81.6 million for the three months ended March 31, 2014 and net cash provided by financing activities was $14.3 million for the three months ended March 31, 2013. Net cash used in financing activities for the three months ended March 31, 2014 was primarily related to the repurchase of common stock of $88.2 million, partially offset by proceeds from stock option exercises of $7.8 million. Net cash provided by financing activities for the three months ended March 31, 2013, was primarily related to proceeds from stock option exercises and the related tax benefit associated with these exercises of $48.6 million, partially offset by repurchases of common stock of $22.1 million and debt payments of $10.0 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 25, 2014.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 25, 2014. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at March 31, 2014 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 25, 2014.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note. 15 to our condensed consolidated financial statements for the three months ended March 31, 2014 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 25, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program, or Repurchase Program, of up to $1.2 billion. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $1.1 billion. As of March 31, 2014, we had $76.5 million remaining authorization. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Our shares repurchased for the quarter ended March 31, 2014 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2014 through January 31, 2014	558,349	$63.73	558,349	$129,669
February 1, 2014 through February 28, 2014	505,000	$64.01	505,000	$97,345
March 1, 2014 through March 31, 2014	336,000	$61.96	336,000	$76,525
	1,399,349		1,399,349

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc
(Registrant)

Date: April 29, 2014	By:	/s/ Mark V. Anquillare
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