Form 10-Q
period 2014-06-30
Verisk Analytics, Inc.
filed 2014-07-29
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 25, 2014, there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	166,475,134

Verisk Analytics, Inc.
Index to Form 10-Q

Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 and December 31, 2013

	2014	2013
	(unaudited)
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$419,448	$165,801
Available-for-sale securities	3,837	3,911
Accounts receivable, net of allowance for doubtful accounts of $5,037 and $4,415, respectively	177,973	158,547
Prepaid expenses	37,183	25,657
Deferred income taxes, net	5,076	5,077
Income taxes receivable	28,500	67,346
Other current assets	32,546	34,681
Current assets held-for-sale	—	13,825
Total current assets	704,563	474,845
Noncurrent assets:
Fixed assets, net	272,875	233,373
Intangible assets, net	420,747	447,618
Goodwill	1,184,374	1,181,681
Pension assets	68,659	60,955
Other assets	24,059	20,034
Noncurrent assets held-for-sale	—	85,945
Total assets	$2,675,277	$2,504,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$157,350	$188,264
Short-term debt and current portion of long-term debt	139,781	4,448
Pension and postretirement benefits, current	2,437	2,437
Fees received in advance	309,175	226,581
Current liabilities held-for-sale	—	9,449
Total current liabilities	608,743	431,179
Noncurrent liabilities:
Long-term debt	1,135,645	1,271,439
Pension benefits	13,024	13,007
Postretirement benefits	3,140	2,061
Deferred income taxes, net	194,523	198,604
Other liabilities	43,917	36,043
Noncurrent liabilities held-for-sale	—	4,529
Total liabilities	1,998,992	1,956,862
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 166,364,452 and 167,457,927 outstanding, respectively	137	137
Unearned KSOP contributions	(230)	(306)
Additional paid-in capital	1,240,862	1,202,106
Treasury stock, at cost, 377,638,586 and 376,545,111 shares, respectively	(1,979,871)	(1,864,967)
Retained earnings	1,457,764	1,254,107
Accumulated other comprehensive losses	(42,377)	(43,488)
Total stockholders’ equity	676,285	547,589
Total liabilities and stockholders’ equity	$2,675,277	$2,504,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except for share and per share data)
Revenues	$423,554	$390,356	$833,197	$767,053
Expenses:
Cost of revenues (exclusive of items shown separately below)	172,470	152,429	342,143	296,061
Selling, general and administrative	57,074	58,198	114,208	114,520
Depreciation and amortization of fixed assets	20,723	15,811	40,504	29,974
Amortization of intangible assets	14,221	17,061	28,433	34,113
Total expenses	264,488	243,499	525,288	474,668
Operating income	159,066	146,857	307,909	292,385
Other income (expense):
Investment income	74	34	94	78
Realized gain (loss) on available-for-sale securities, net	126	93	115	(100)
Interest expense	(17,459)	(19,704)	(34,898)	(39,794)
Total other expense, net	(17,259)	(19,577)	(34,689)	(39,816)
Income before income taxes	141,807	127,280	273,220	252,569
Provision for income taxes	(53,708)	(45,680)	(100,680)	(91,524)
Income from continuing operations	88,099	81,600	172,540	161,045
Income from discontinued operations, net of tax of $0 and $2,042, and $23,365 and $2,877, for the three and six months ended June 30, 2014 and June 30, 2013, respectively (Note 6)	—	2,605	31,117	3,671
Net income	$88,099	$84,205	$203,657	$164,716
Basic net income per share:
Income from continuing operations	$0.53	$0.48	$1.03	$0.96
Income from discontinued operations	—	0.02	0.19	0.02
Basic net income per share	$0.53	$0.50	$1.22	$0.98
Diluted net income per share:
Income from continuing operations	$0.52	$0.47	$1.02	$0.93
Income from discontinued operations	—	0.02	0.18	0.02
Diluted net income per share	$0.52	$0.49	$1.20	$0.95
Weighted average shares outstanding:
Basic	166,343,630	168,147,069	166,662,806	168,112,829
Diluted	169,503,664	172,467,688	169,962,577	172,614,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$88,099	$84,205	$203,657	$164,716
Other comprehensive income, net of tax:
Foreign currency translation adjustment	253	(275)	760	(681)
Unrealized holding gain (loss) on available-for- sale securities	21	(84)	37	(314)
Pension and postretirement unfunded liability adjustment	171	948	314	1,817
Total other comprehensive income	445	589	1,111	822
Comprehensive income	$88,544	$84,794	$204,768	$165,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(UNAUDITED)
For The Year Ended December 31, 2013 and The Six Months Ended June 30, 2014

	Class A Common Stock Issued	Par Value	Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	(In thousands, except for share data)
Balance, December 31, 2012	544,003,038	$137	$(483)	$1,044,746	$(1,605,376)	$905,727	$(89,160)	$255,591
Net income	—	—	—	—	—	348,380	—	348,380
Other comprehensive income	—	—	—	—	—	—	45,672	45,672
Treasury stock acquired (4,532,552 shares)	—	—	—	—	(278,938)	—	—	(278,938)
KSOP shares earned	—	—	177	14,753	—	—	—	14,930
Stock options exercised, including tax benefit of $57,065 (4,076,750 shares reissued from treasury stock)	—	—	—	119,236	18,523	—	—	137,759
Restricted stock lapsed, including tax benefit of $991 (150,668 shares reissued from treasury stock)	—	—	—	333	658	—	—	991
Employee stock purchase plan (27,879 shares reissued from treasury stock)	—	—	—	1,533	129	—	—	1,662
Stock based compensation	—	—	—	21,087	—	—	—	21,087
Other stock issuances (8,109 shares reissued from treasury stock)	—	—	—	418	37	—	—	455
Balance, December 31, 2013	544,003,038	137	(306)	1,202,106	(1,864,967)	1,254,107	(43,488)	547,589
Net income	—	—	—	—	—	203,657	—	203,657
Other comprehensive income	—	—	—	—	—	—	1,111	1,111
Treasury stock acquired (1,909,100 shares)	—	—	—	—	(119,081)	—	—	(119,081)
KSOP shares earned	—	—	76	7,627	—	—	—	7,703
Stock options exercised, including tax benefit of $9,220 (688,939 shares reissued from treasury stock)	—	—	—	20,584	3,523	—	—	24,107
Restricted stock lapsed, including tax benefit of $485 (110,465 shares reissued from treasury stock)	—	—	—	(85)	570	—	—	485
Employee stock purchase plan (15,633 shares reissued from treasury stock)	—	—	—	810	81	—	—	891
Stock based compensation	—	—	—	11,022	—	—	—	11,022
Net share settlement of restricted stock awards	—	—	—	(1,234)	—	—	—	(1,234)
Other stock issuances (588 shares reissued from treasury stock)	—	—	—	32	3	—	—	35
Balance, June 30, 2014	544,003,038	$137	$(230)	$1,240,862	$(1,979,871)	$1,457,764	$(42,377)	$676,285
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Six Months Ended June 30, 2014 and 2013

	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$203,657	$164,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	41,499	32,025
Amortization of intangible assets	28,544	34,403
Amortization of debt issuance costs and original issue discount	1,322	1,368
Allowance for doubtful accounts	347	633
KSOP compensation expense	7,703	7,357
Stock based compensation	11,057	10,955
Gain on sale of discontinued operations	(65,410)	—
Realized (gain) loss on available-for-sale securities, net	(115)	100
Deferred income taxes	(3,519)	1,007
Loss on disposal of fixed assets	735	428
Excess tax benefits from exercised stock options and restricted stock awards	(6,094)	(63,934)
Other operating activities, net	—	28
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12,186)	(8,752)
Prepaid expenses and other assets	(13,593)	(1,696)
Income taxes	44,808	24,171
Accounts payable and accrued liabilities	(26,674)	(12,833)
Fees received in advance	81,666	86,866
Pension and postretirement benefits	(6,064)	(4,099)
Other liabilities	(848)	(26,052)
Net cash provided by operating activities	286,835	246,691
Cash flows from investing activities:
Acquisitions	(4,001)	(983)
Purchase of non-controlling interest in non-public companies	(5,000)	—
Proceeds from sale of discontinued operations	155,000	—
Proceeds from release of acquisition related escrows	—	192
Purchases of fixed assets	(75,764)	(63,505)
Purchases of available-for-sale securities	(32)	(4,967)
Proceeds from sales and maturities of available-for-sale securities	281	5,826
Other investing activities, net	—	439
Net cash provided by (used in) investing activities	70,484	(62,998)
Cash flows from financing activities:
Repayment of current portion of long-term debt	—	(45,000)
Repayment of short-term debt, net	—	(10,000)
Repurchases of Class A common stock	(122,120)	(135,595)
Excess tax benefits from exercised stock options and restricted stock awards	6,094	63,934
Proceeds from stock options exercised	14,923	30,528
Net share settlement of restricted stock awards	(1,234)	—
Other financing activities, net	(2,095)	(4,111)
Net cash used in financing activities	(104,432)	(100,244)
Effect of exchange rate changes	760	(681)
Increase in cash and cash equivalents	253,647	82,768
Cash and cash equivalents, beginning of period	165,801	89,819
Cash and cash equivalents, end of period	$419,448	$172,587
Supplemental disclosures:
Taxes paid	$82,624	$71,029
Interest paid	$34,002	$39,029
Noncash investing and financing activities:
Repurchases of Class A common stock included in accounts payable and accrued liabilities	$—	$3,550
Deferred tax asset established on date of acquisition	$—	$343
Tenant improvement included in other liabilities	$8,859	$—
Capital lease obligations	$1,274	$2,106
Capital expenditures included in accounts payable and accrued liabilities	$1,247	$3,426

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
The condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three and six months ended June 30, 2014 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU No. 2014-19"). The objective of ASU No. 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU No. 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the contract’s performance obligations; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.
3. Investments:
Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
June 30, 2014
Registered investment companies	$3,964	$(127)	$3,837
December 31, 2013
Registered investment companies	$4,098	$(187)	$3,911
In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with Accounting Standards Codification (“ASC”) 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At June 30, 2014 and December 31, 2013, the carrying value of such securities was $8,487 and $3,602, respectively, and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.

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
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 30, 2014
Cash equivalents - money-market funds	$2,004	$—	$2,004
Registered investment companies (1)	$3,837	$3,837	$—
December 31, 2013
Cash equivalents - money-market funds	$889	$—	$889
Registered investment companies (1)	$3,911	$3,911	$—
______________________

(1)	Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The fair value of the long-term debt would be a Level 2 liability if the long-term debt was measured at fair value on the condensed consolidated balance sheets. The following table summarizes the carrying value and estimated fair value of the long-term debt as of June 30, 2014 and December 31, 2013, respectively:

	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt excluding capitalized leases	$1,265,489	$1,366,543	$1,265,129	$1,335,844

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
2014 Pending Acquisition

In January 2014, the Company entered into an agreement to acquire 100 percent of the stock of Eagleview Technology Corporation (“EVT”), the parent company of Pictometry International Corp. and Eagle View Technologies, Inc., for a purchase price of $650,000, which will be funded by the Company's operating cash and borrowings from the senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility"). EVT is a provider of geo-referenced aerial image capture and visual-centric data analytics and solutions to insurers, contractors, government, and commercial customers in the United States. This acquisition is expected to advance the Company's position in the imagery analytics market, adding new municipal and commercial customers. The transaction is expected to support the aerial imagery solution development in the Company's Decision Analytics segment. The purchase price to be paid will be adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. The closing of the transaction is subject to the completion of customary closing conditions, including receipt of regulatory and shareholder approvals. On March 28, 2014, the Company received a request for additional information (the “Second Request”) from the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The Company is responding to the Second Request and presently expects the transaction to close at the end of the third quarter of 2014.

Acquisition Escrows
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payments. At June 30, 2014 and December 31, 2013, the current portion of the escrows amounted to $7,212 and $27,967, respectively, and there was no noncurrent portion amount of the escrow in either period. The current portion of the escrows has been included in “Other current assets” in the accompanying condensed consolidated balance sheets.
6. Discontinued Operations:

On March 11, 2014, the Company sold 100 percent of the stock of the Company’s mortgage services business, Interthinx, which was a guarantor subsidiary , in exchange for a purchase price of $155,000. Upon completion of the sale, Interthinx ceased being a guarantor. The cash received will be adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. The Company recognized income from discontinued operations, net of tax, of $31,117 during 2014. Results of operations for the mortgage services business are reported as a discontinued operation for the three and six months ended June 30, 2014 and for all prior periods presented.

The mortgage services business meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from the discontinued operation for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues from discontinued operations	$—	$30,964	$11,512	$57,590
Income from discontinued operations before income taxes (including gain on sale of $65,410 in 2014)	$—	$4,647	$54,482	$6,548
Provision for income taxes (including tax on the gain on sale of $27,067 in 2014)	—	(2,042)	(23,365)	(2,877)
Income from discontinued operations, net of tax	$—	$2,605	$31,117	$3,671

7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2013 through June 30, 2014, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2013 (1)	$55,555	$1,126,126	$1,181,681
Current year acquisition	—	2,995	2,995
Sale of discontinued operations	—	(302)	(302)
Goodwill at June 30, 2014 (1)	$55,555	$1,128,819	$1,184,374
______________________

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to December 31, 2011.
Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2014, which resulted in no impairment of goodwill.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
June 30, 2014
Technology-based	8 years	$296,502	$(188,130)	$108,372
Marketing-related	5 years	71,047	(49,551)	21,496
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	388,505	(97,626)	290,879
Total intangible assets		$762,609	$(341,862)	$420,747
December 31, 2013
Technology-based	8 years	$294,940	$(180,581)	$114,359
Marketing-related	5 years	71,047	(44,274)	26,773
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	388,505	(82,019)	306,486
Total intangible assets		$761,047	$(313,429)	$447,618
Amortization expense related to intangible assets for the three months ended June 30, 2014 and 2013 was $14,221 and $17,061, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2014 and 2013 was $28,433 and $34,113, respectively. Estimated amortization expense in future periods through 2019 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2014	$28,341
2015	50,870
2016	49,040
2017	48,136
2018	47,390
2019 and thereafter	196,970
$420,747

8. Income Taxes:
The Company’s effective tax rate for the three and six months ended June 30, 2014 was 37.87% and 36.85%, compared to the effective tax rate for the three and six months ended June 30, 2013 of 35.89% and 36.24%, respectively. The effective tax rate for the three and six months ended June 30, 2014 is higher than the June 30, 2013 effective tax rate primarily due to greater tax benefits realized from tax planning strategies in the prior period. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and nondeductible share appreciation from the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”).
9. Debt:
The following table presents short-term and long-term debt by issuance as of June 30, 2014 and December 31, 2013:

	Issuance Date	Maturity Date	2014	2013
Short-term debt and current portion of long-term debt:
Prudential shelf notes:
6.28% Series I shelf notes	4/29/2008	4/29/2015	$85,000	$—
New York Life shelf notes:
6.35% Series B shelf notes	4/29/2008	4/29/2015	50,000	—
Capital lease obligations	Various	Various	4,781	4,448
Short-term debt and current portion of long-term debt			139,781	4,448
Long-term debt:
Senior notes:
4.125% senior notes, less unamortized discount of $2,275 and $2,415, respectively	9/12/2012	9/12/2022	347,725	347,585
4.875% senior notes, less unamortized discount of $1,530 and $1,699, respectively	12/8/2011	1/15/2019	248,470	248,301
5.800% senior notes, less unamortized discount of $706 and $757, respectively	4/6/2011	5/1/2021	449,294	449,243
Prudential shelf notes:
5.84% Series H shelf notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I shelf notes	4/29/2008	4/29/2015	—	85,000
6.85% Series J shelf notes	6/15/2009	6/15/2016	50,000	50,000
New York Life shelf notes:
5.87% Series A shelf notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B shelf notes	4/29/2008	4/29/2015	—	50,000
Capital lease obligations	Various	Various	5,156	6,310
Long-term debt			1,135,645	1,271,439
Total debt			$1,275,426	$1,275,887
As of June 30, 2014, the Company had a $975,000 committed Credit Facility with Bank of America N.A., JPMorgan Chase Bank N.A., and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the “Repurchase Program”). As of June 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.
10. Stockholders’ Equity:
The Company has 1,200,000,000 shares of authorized Class A common stock. The common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the board of directors.

Share Repurchase Program

Since May 2010, the Company has authorized repurchases of up to $1,500,000 of its common stock through its Repurchase Program, including the additional authorization of $300,000 announced on June 4, 2014. Since the introduction of share repurchase as a feature of the Company's capital management strategies in 2010, the Company has repurchased shares with an aggregate value of $1,153,828. As of June 30, 2014, the Company had $346,172 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Repurchased shares will be recorded as treasury stock and will be available for future issuance as part of the Repurchase Program.

During the six months ended June 30, 2014, the Company repurchased 1,909,100 shares of common stock as part of the Repurchase Program at a weighted average price of $62.38 per share. The Company utilized cash from operations to fund these repurchases.

Treasury Stock

As of June 30, 2014, the Company’s treasury stock consisted of 377,638,586 shares of Class A common stock. During the six months ended June 30, 2014, the Company reissued 815,625 shares of Class A common stock from the treasury shares at a weighted average price of $5.12 per share.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing income from continuing operations, income from discontinued operations and net income, respectively, by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including stock options, nonvested restricted stock, and nonvested restricted stock units, had been issued.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator used in basic and diluted EPS:
Income from continuing operations	$88,099	$81,600	$172,540	$161,045
Income from discontinued operations, net of tax of $0 and $2,042, and $23,365 and $2,877 for the three and six months ended June 30, 2014 and June 30, 2013, respectively (Note 6)	—	2,605	31,117	3,671
Net income	$88,099	$84,205	$203,657	$164,716
Denominator:
Weighted average number of common shares used in basic EPS	166,343,630	168,147,069	166,662,806	168,112,829
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,160,034	4,320,619	3,299,771	4,501,335
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	169,503,664	172,467,688	169,962,577	172,614,164
Basic net income per share:
Income from continuing operations	$0.53	$0.48	$1.03	$0.96
Income from discontinued operations	—	0.02	0.19	0.02
Basic net income per share	$0.53	$0.50	$1.22	$0.98
Diluted net income per share:
Income from continuing operations	$0.52	$0.47	$1.02	$0.93
Income from discontinued operations	—	0.02	0.18	0.02
Diluted net income per share	$0.52	$0.49	$1.20	$0.95
The potential shares of common stock that were excluded from diluted EPS were 2,105,653 and 925,109 for the three months ended June 30, 2014 and 2013 and 1,433,751 and 479,586 for the six months ended June 30, 2014 and 2013, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of June 30, 2014 and December 31, 2013:

	2014	2013
Foreign currency translation adjustment	$(1,040)	$(1,800)
Unrealized holding losses on available-for-sale securities, net of tax	(38)	(75)
Pension and postretirement adjustment, net of tax	(41,299)	(41,613)
Accumulated other comprehensive losses	$(42,377)	$(43,488)
The before tax and after tax amounts of other comprehensive income for the three and six months ended June 30, 2014 and 2013 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
For the Three Months Ended June 30, 2014
Foreign currency translation adjustment	$253	$—	$253
Unrealized holding loss on available-for-sale securities before reclassifications	(94)	37	(57)
Amount reclassified from accumulated other comprehensive losses (1)	126	(48)	78
Unrealized holding gain on available-for-sale securities	32	(11)	21
Pension and postretirement adjustment before reclassifications	510	(183)	327
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(255)	99	(156)
Pension and postretirement adjustment	255	(84)	171
Total other comprehensive income	$540	$(95)	$445
For the Three Months Ended June 30, 2013
Foreign currency translation adjustment	$(275)	$—	$(275)
Unrealized holding loss on available-for-sale securities before reclassifications	(230)	98	(132)
Amount reclassified from accumulated other comprehensive income (1)	92	(44)	48
Unrealized holding loss on available-for-sale securities	(138)	54	(84)
Pension and postretirement adjustment before reclassifications	2,753	(977)	1,776
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(1,376)	548	(828)
Pension and postretirement adjustment	1,377	(429)	948
Total other comprehensive income	$964	$(375)	$589

	Before Tax	Tax Benefit (Expense)	After Tax
For the Six Months Ended June 30, 2014
Foreign currency translation adjustment	$760	$—	$760
Unrealized holding loss on available-for-sale securities before reclassifications	(55)	21	(34)
Amount reclassified from accumulated other comprehensive losses (1)	115	(44)	71
Unrealized holding gain on available-for-sale securities	60	(23)	37
Pension and postretirement adjustment before reclassifications	1,094	(444)	650
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(547)	211	(336)
Pension and postretirement adjustment	547	(233)	314
Total other comprehensive income	$1,367	$(256)	$1,111
For the Six Months Ended June 30, 2013
Foreign currency translation adjustment	$(681)	$—	$(681)
Unrealized holding loss on available-for-sale securities before reclassifications	(1,248)	477	(771)
Amount reclassified from accumulated other comprehensive income (1)	739	(282)	457
Unrealized holding loss on available-for-sale securities	(509)	195	(314)
Pension and postretirement adjustment before reclassifications	5,555	(2,023)	3,532
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(2,777)	1,062	(1,715)
Pension and postretirement adjustment	2,778	(961)	1,817
Total other comprehensive income	$1,588	$(766)	$822
______________________

(1)
This accumulated other comprehensive loss component, before tax, is included under “Realized gain (loss) on available-for-sale securities, net” in the accompanying condensed consolidated statements of operations.

(2)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12 Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
All of the Company’s outstanding stock options and restricted stock are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of June 30, 2014, there were 12,838,428 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the six months ended June 30, 2014 and 2013 was $14,923 and $30,528, respectively.
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
On July 1, 2014, the Company granted 3,387 shares of common stock, 33,906 nonqualified stock options that were immediately vested, 62,546 nonqualified stock options with a one-year service vesting period, and 15,807 restricted stock units to the directors of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company's common stock at the grant date and a ten-year contractual term.

The fair value of the stock options granted for the six months ended June 30, 2014 and 2013 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2014	2013
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	20.56%	29.84%
Risk-free interest rate	1.49%	0.66%
Expected term in years	4.4	4.5
Dividend yield	—%	—%
Weighted average grant date fair value per stock option	$11.88	$15.87
The expected term for the stock options granted was estimated based on studies of historical experience and projected exercise behavior. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor is calculated using historical daily closing prices over the most recent period that is commensurate with the expected term of the stock option award. The volatility factor for stock options granted prior to 2014 was based on the average volatility of the Company’s peers as the Company did not have a history of stock price sufficient to cover the expected term of those awards. The volatility factor for stock options granted in 2014 was based on, and going forward will be based on, the volatility of the Company's stock. The expected dividend yield was based on the Company’s expected annual dividend rate on the date of grant.
A summary of the stock options outstanding and exercisable as of December 31, 2013 and June 30, 2014 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	9,235,320	$26.67	$360,611
Granted	1,144,934	$59.74
Exercised	(688,939)	$48.02	$27,987
Cancelled or expired	(122,166)	$55.76
Outstanding at June 30, 2014	9,569,149	$30.64	$281,179
Exercisable at June 30, 2014	7,413,079	$23.31	$272,133
Exercisable at December 31, 2013	7,169,089	$20.98	$320,766
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk common stock as of the reporting date. In accordance with ASC 718, Stock Compensation, excess tax benefit from exercised stock options and restricted stock lapsed is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the six months ended June 30, 2014 and 2013, the Company recorded excess tax benefits of $9,705 and $32,211, respectively. The Company realized $6,094 and $63,934 of tax benefit within the Company’s quarterly tax payments through June 30, 2014 and 2013, respectively.
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

A summary of the status of the restricted stock awarded under the 2013 Incentive Plan as of December 31, 2013 and June 30, 2014 and changes during the interim period is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	396,749	$52.82
Granted	227,794	$59.74
Vested	(131,756)	$48.02
Forfeited	(26,543)	$55.76
Outstanding at June 30, 2014	466,244	$56.62
For the six months ended June 30, 2014, certain employees had restricted stock vesting and covered the aggregate statutory minimum tax withholdings of $1,234 through a net settlement of 20,673 shares. The payment of taxes related to the vesting was recorded as a reduction to additional paid-in capital. This transaction is reflected within "Net share settlement of restricted stock awards" within cash flows from financing activities in the accompanying condensed consolidated statements of cash flows.
As of June 30, 2014, there was $52,513 of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.92 years. As of June 30, 2014, there were 2,156,070 and 466,238 nonvested stock options and restricted stock, respectively, of which 1,713,911 and 365,037 are expected to vest. The total grant date fair value of options vested during the six months ended June 30, 2014 and 2013 was $6,299 and $8,581, respectively. The total grant date fair value of restricted stock vested during the six months ended June 30, 2014 and 2013 was $4,473 and $2,849, respectively.
The Company’s employee stock purchase plan (“ESPP”) commenced on October 1, 2012 and offers eligible employees the opportunity to authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25 in any calendar year, to purchase shares of the Company’s common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the six months ended June 30, 2014, the Company issued 15,633 shares of common stock at a weighted discounted price of $56.99.
12. Pension and Postretirement Benefits:
The Company maintained a frozen qualified defined benefit pension plan for certain of its employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. The Company has applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on the interest earned on the previous year-end cash balance. The Company also has a frozen non-qualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company.
The Company also provides certain healthcare and life insurance benefits to certain qualifying active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage.

The components of net periodic (benefit) cost for the three and six months ended June 30, are summarized below:

	Pension Plan and SERP		Postretirement Plan
	Three Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$4,738	$4,496	$163	$150
Expected return on plan assets	(8,458)	(7,643)	(200)	(213)
Amortization of prior service credit	—	—	(37)	(37)
Amortization of net actuarial loss	116	1,263	176	150
Net periodic (benefit) cost	$(3,604)	$(1,884)	$102	$50
Employer contributions, net	$72	$101	$(1,152)	$235

	Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$9,551	$8,923	$326	$300
Expected return on plan assets	(16,971)	(15,240)	(400)	(425)
Amortization of prior service credit	—	—	(73)	(75)
Amortization of net actuarial loss	268	2,552	352	300
Net periodic (benefit) cost	$(7,152)	$(3,765)	$205	$100
Employer contributions, net	$267	$201	$(1,152)	$235

The expected contributions to the Pension Plan, SERP and Postretirement Plan for the year ending December 31, 2014 are consistent with the amounts previously disclosed as of December 31, 2013.
13. Segment Reporting:
ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise report financial and descriptive information about its operating segments.
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s President and Chief Executive Officer is identified as the CODM as defined by ASC 280-10. Consistent with the internal management of the Company’s business operations based on service offerings, the Company is organized into the following two operating segments, which are also the Company’s reportable segments:
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
Discontinued Operations: On March 11, 2014, the Company sold its mortgage services business, Interthinx, which was included in the Decision Analytics segment. Results of operations for the mortgage services business are reported as a discontinued operation for the three and six months ended June 30, 2014, and for all prior periods presented. Refer to Note 6 for more information.

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1.0% or more of the Company’s consolidated revenues for the three and six months ended June 30, 2014 or 2013. No individual country outside of the U.S. accounted for 1.0% or more of total consolidated long-term assets as of June 30, 2014 or December 31, 2013.
The following table provides the Company’s revenue and EBITDA by reportable segment for the three and six months ended June 30, 2014 and 2013, and the reconciliation of EBITDA to operating income as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2014			June 30, 2013
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$261,602	$161,952	$423,554	$236,097	$154,259	$390,356
Expenses:
Cost of revenues (exclusive of items shown separately below)	(120,023)	(52,447)	(172,470)	(103,969)	(48,460)	(152,429)
Selling, general and administrative	(38,625)	(18,449)	(57,074)	(38,595)	(19,603)	(58,198)
Investment income and realized gain (loss) on available-for-sale securities, net	—	200	200	(10)	137	127
EBITDA from discontinued operations	—	—	—	5,782	—	5,782
EBITDA	102,954	91,256	194,210	99,305	86,333	185,638
Depreciation and amortization of fixed assets	(15,098)	(5,625)	(20,723)	(12,140)	(3,671)	(15,811)
Amortization of intangible assets	(14,132)	(89)	(14,221)	(16,973)	(88)	(17,061)
Less: Investment income and realized gain (loss) on available-for-sale securities, net	—	(200)	(200)	10	(137)	(127)
EBITDA from discontinued operations	—	—	—	(5,782)	—	(5,782)
Operating income	$73,724	$85,342	$159,066	$64,420	$82,437	$146,857

	For the Six Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2013
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$508,932	$324,265	$833,197	$460,181	$306,872	$767,053
Expenses:
Cost of revenues (exclusive of items shown separately below)	(239,782)	(102,361)	(342,143)	(200,785)	(95,276)	(296,061)
Selling, general and administrative	(76,676)	(37,532)	(114,208)	(75,344)	(39,176)	(114,520)
Investment income and realized gain (loss) on available-for-sale securities, net	—	209	209	(10)	(12)	(22)
EBITDA from discontinued operations (including the gain on sale in 2014)	55,588	—	55,588	8,889	—	8,889
EBITDA	248,062	184,581	432,643	192,931	172,408	365,339
Depreciation and amortization of fixed assets	(31,129)	(9,375)	(40,504)	(22,966)	(7,008)	(29,974)
Amortization of intangible assets	(28,256)	(177)	(28,433)	(33,937)	(176)	(34,113)
Less: Investment income and realized gain (loss) on available-for-sale securities, net	—	(209)	(209)	10	12	22
EBITDA from discontinued operations (including the gain on sale in 2014)	(55,588)	—	(55,588)	(8,889)	—	(8,889)
Operating income	$133,089	$174,820	$307,909	$127,149	$165,236	$292,385
Operating segment revenue by type of service is provided below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Decision Analytics:
Insurance	$152,831	$133,785	$294,261	$260,334
Financial services	21,837	19,565	42,853	36,847
Healthcare	65,092	61,087	128,988	120,136
Specialized markets	21,842	21,660	42,830	42,864
Total Decision Analytics	261,602	236,097	508,932	460,181
Risk Assessment:
Industry-standard insurance programs	123,194	117,289	247,011	233,739
Property-specific rating and underwriting information	38,758	36,970	77,254	73,133
Total Risk Assessment	161,952	154,259	324,265	306,872
Total revenues	$423,554	$390,356	$833,197	$767,053
14. Related Parties:
The Company considers its Class A stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of June 30, 2014 and December 31, 2013, the Company had no transactions with related parties owning more than 5.0% of its common stock, except for transactions with the KSOP as disclosed in Note 16 Compensation Plans of our consolidated financial statements included in our 2013 10-K and the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q filing.

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
Intellicorp Records, Inc. Litigation and iiX Litigation
On April 20, 2012, the Company was served with a class action complaint filed in Alameda County Superior Court in California naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp”) titled Jane Roe v. Intellicorp Records, Inc. The complaint alleged violations of the Fair Credit Reporting Act (“FCRA”) and claimed that Intellicorp failed to implement reasonable procedures to assure maximum possible accuracy of the adverse information contained in the background reports, failed to maintain strict procedures to ensure that criminal record information provided to employers is complete and up to date, and failed to notify class members contemporaneously of the fact that criminal record information was being provided to their employers and prospective employers. Intellicorp removed the case to the United States District Court of the Northern District of California. The California Court later granted Intellicorp’s motion to transfer the case, which is now pending in the United States District Court for the Northern District of Ohio. On October 24, 2012, plaintiffs served their First Amended Complaint (the “Roe Complaint”) alleging a nationwide putative class action on behalf of all persons who were the subject of a Criminal SuperSearch or other “instant” consumer background report furnished to a third party by Intellicorp for employment purposes, and whose report contained any negative public record of criminal arrest, charge, or conviction without also disclosing the final disposition of the charges during the 5 years preceding the filing of this action through the date class certification is granted. The Roe Complaint seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorneys’ fees. On February 4, 2013, the Court granted plaintiffs’ motion to amend the Roe Complaint to eliminate the named plaintiff’s individual claim for compensatory damages. This amendment did not change the breadth or scope of the request for relief sought on behalf of the proposed class. Plaintiffs later amended their class definition in their motion for class certification to include only those consumers whose (1) Criminal SuperSearch returned results, but Single County search returned no result; (2) Criminal SuperSearch returned one or more criminal charges without a disposition, but the Single County search returned a disposition other than “conviction” or “guilty”; and (3) Criminal SuperSearch returned a higher level of offense (felony or misdemeanor) for one or more criminal charges than the Single County search (misdemeanor or infraction). This amendment reduces the size of the potential class, but does not alter the time period for which the plaintiffs seek to certify a class or the scope of the request for relief sought on behalf of the proposed class. Plaintiffs’ motion for class certification was fully submitted on March 18, 2013 and oral argument was heard by Judge Gwin on June 27, 2013.
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
On October 18, 2013, the parties filed a Stipulation of Settlement resolving the Roe, Thomas and Johnson matters. The Court entered an Order of Preliminary Approval of the Stipulation of Settlement on November 25, 2013 subject to a hearing on Final Approval. After a hearing on May 23, 2014, Judge Gwin issued his Final Judgment and Order granting approval of the Settlement on June 5, 2014. The Settlement provides for a payment of $18,600, all of which is to be provided by insurance. These matters were resolved without a material adverse effect on the Company.
Interthinx, Inc. Litigation
On May 13, 2013, the Company was served with a putative class action titled Celeste Shaw v. Interthinx, Inc., Verisk Analytics, Inc. and Jeffrey Moyer. The plaintiff is a current employee of the Company’s former subsidiary Interthinx, Inc. based in Colorado, who filed the class action in the United States District Court for the District of Colorado on behalf of all fraud detection employees who have worked for Interthinx for the last three years nationwide and who were classified as exempt employees. The class complaint claims that the fraud detection employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. It pleads three causes of action against defendants: (1) Collective Action under section 216(b) of the Fair Labor Standards Act for unpaid overtime (nationwide class); (2) a Fed. R. Civ. P. 23 class action under the Colorado Wage Act and Wage Order for unpaid overtime and (3) a Fed. R. Civ. P. 23 class action under the Colorado Wage Act for unpaid commissions/nondiscretionary bonuses (Colorado class). The complaint seeks compensatory damages, penalties that are associated with the various statutes, declaratory and injunctive relief interest, costs and attorneys’ fees.
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
On October 14, 2013, the Company received notice of a claim titled Dejan Nagl v. Interthinx Services, Inc. filed in the California Labor and Workforce Development Agency. The claimant, Dejan Nagl, a former mortgage auditor at the Company’s former subsidiary Interthinx, Inc. in California, filed the claim on behalf of himself and all current and former individuals employed in California as auditors by Interthinx, Inc. for violations of the California Labor Code and Wage Order. The claimant alleges on behalf of himself and other auditors the following causes of action: (1) failure to provide rest breaks and meal periods in violation of Lab. Code sections 226.7, 514 and 1198; (2) failure to pay overtime wages in violation of Lab. Code sections 510 and 1194; (3) failure to provide accurate wage statements in violation of Lab. Code section 226; (4) Failure to timely pay wages in violation of Lab. Code section 204; and (5) Failures to timely pay wages for violations of Lab. Code sections 201- 203. The claim seeks compensatory damages and penalties that are associated with the various statutes, costs and attorneys’ fees.
On March 11, 2014, the Company sold 100 percent of the stock of Interthinx (see Note 6 Discontinued Operations for additional details). Pursuant to the terms of the sale agreement, the Company is responsible for the resolution of these matters.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to these matters.
Mariah Re Litigation
On July 8, 2013, the Company was served with summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Mariah Re LTD. v. American Family Mutual Insurance Company, ISO Services, Inc. and AIR Worldwide Corporation, which was amended by the plaintiff on October 18, 2013 (the “Amended Complaint”). The Amended Complaint relates to a November 2010 reinsurance agreement between Mariah and American Family. Under the agreement, Mariah agreed to pay American Family up to $100 million in reinsurance proceeds to cover damages occurring from certain severe weather events during a three-year risk period. Mariah’s payment obligations were triggered when covered losses reached $825 million and increased on a dollar-for-dollar basis until reaching $925 million. Covered losses under the reinsurance agreement were calculated using a pre-determined formula. Losses were calculated based on aggregate insured property and automotive losses that were caused by a Covered Event-i.e., a severe thunderstorm in one of the states covered under the reinsurance agreement. The calculation of covered losses also depended on whether the severe storm affected a location in a Metro area or Non-Metro area. The required payout was generally higher if the covered event affected a defined Metro county. To identify severe weather events and calculate the payout, if any, owed to American Family, the reinsurance agreement contemplated that Mariah would retain a Reporting Agency and a Calculation Agent. Mariah entered into contracts with the Company’s ISO Services, Inc. and AIR Worldwide Corporation subsidiaries, pursuant to which, among other things, Mariah (i) licensed the right to utilize information published in Catastrophe Bulletins issued by the Property Claims Services division of ISO Services, Inc. (“PCS”) and (ii) engaged AIR Worldwide Corporation (“AIR”) as Calculation Agent to compute certain reinsured losses.
Mariah’s Amended Complaint arises from PCS’ provision of a Catastrophe Bulletin concerning a severe weather event (“CAT 42”) which occurred in April 2011 and AIR’s performance as the Calculation Agent. Mariah claims that PCS improperly amended its Original Catastrophe Bulletin for the April Storm by adding accurate geographic information about the CAT which under the pre-determined formula for calculating covered losses, caused AIR to conclude that the storm affected a defined Metro area so that Mariah was obligated to pay American Family the entire proceeds of $100 million. Based on the foregoing, the Amended Complaint alleges the following causes of action: (1) breach of contract against ISO Services, Inc. and AIR Worldwide Corporation; (2) unjust enrichment against American Family; (3) conversion against American Family; (4) tortious interference with contract against American Family; (5) declaratory judgment against all defendants and; (6) specific performance against all defendants. The Amended Complaint seeks declaratory relief, specific performance, restitution, monetary damages and attorneys’ fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
MediConnect Global, Inc. Litigation
On October 11, 2013, the Company was served with a summons and complaint in an action titled Naveen Trehan v. MediConnect Global, Inc., Amy Anderson and Verisk Health, Inc. filed on October 9, 2013 in the United States District Court for the District of Utah. The complaint, brought by a former minority shareholder of the Company’s subsidiary, MediConnect Global, Inc., arises from MediConnect’s buyout of Naveen Trehan and his family members’ shares on October 15, 2010. Plaintiff claims that the sale of the shares was based on MediConnect’s representations concerning third parties that had expressed interest in acquisition, merger or investment in MediConnect at that time. Plaintiff claims that MediConnect did not disclose the Company, which purchased MediConnect on March 23, 2012, as a possible suitor. The complaint alleges four causes of action: (1) breach of fiduciary duty against MediConnect and Amy Anderson for failure to disclose the Company's interest in acquiring, merging with or investing in MediConnect prior to the buyout of his shares; (2) fraud against  Amy Anderson and MediConnect for intentionally providing false information to plaintiff with the purpose of inducing him to agree to sell his shares at an artificially low price; (3) negligent misrepresentation against Amy Anderson and MediConnect for their negligent failure to discover and disclose the Company's interest in acquiring MediConnect prior to the buyout of plaintiff’s shares and (4) a violation of SEC Rule 10b-5 against Amy Anderson and MediConnect for defrauding plaintiff and failing to disclose material information in connection with the sale of securities.  The complaint seeks joint and several recovery from Amy Anderson and MediConnect for compensatory damages, punitive damages, and disgorgement of all profits earned through the investment of plaintiff’s funds, attorneys’ fees, interest and an order from the court that plaintiff’s funds be held in a constructive trust.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.

Insurance Services Office, Inc. Litigation
In October 2013, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Laurence J. Skelly and Ellen Burke v. Insurance Services Office, Inc. and the Pension Plan for Insurance Organizations. The plaintiffs, former employees of our subsidiary Insurance Services Office, Inc., or ISO, bring the action on their own behalf as participants in the Pension Plan for Insurance Organizations and on the behalf of similarly situated participants of the pension plan and ask the court to declare that a certain amendment to the pension plan as of December 31, 2001, which terminated their right to calculate and define the value of their retirement benefit under the pension plan based on their compensation levels as of immediately prior to their “retirement” (the “Unlawful Amendment”), violated the anti-cutback provisions and equitable principles of ERISA. The First Amended Class Action Complaint (the “Amended Complaint”) alleges that (1) the Unlawful Amendment of the pension plan violated Section 502(a)(1)(B) of ERISA as well as the anti-cutback rules of ERISA Section 204(g) and Section 411(d)(6) of the Internal Revenue Code; (2) ISO’s failure to provide an ERISA 204(h) notice in a manner calculated to be understood by the average pension plan participant was a violation of Sections 204(h) and 102(a) of ERISA; and (3) the Living Pension Right was a contract right under ERISA common law and that by terminating that right through the Unlawful Amendment ISO violated plaintiffs’ common law contract rights under ERISA. The Amended Complaint seeks declaratory, equitable and injunctive relief enjoining the enforcement of the Unlawful Amendment and ordering the pension plan and ISO retroactive to the date of the Unlawful Amendment to recalculate the accrued benefits of all class members, indemnification from ISO to the pension plan for costs and contribution requirements related to voiding the Unlawful Amendment, bonuses to the class representatives, costs and attorney’s fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.
On April 9, 2013, the Company's subsidiary ISO was served with a First Amended Petition and Request for Disclosure filed in the District Court of Dallas County, Texas in an action titled Sidah Garner v. Nationwide Mutual Insurance Company, Carfax, Inc., General and Import Motors, Porschea Nicole Kendall, Daniel Scott Hayward and Insurance Services Office, Inc. Thereafter, on June 5, 2013 and August 16, 2013 plaintiff served its Second Amended Petition and Third Amended Petition (the "Amended Petition”) on defendants. This action arises from a car accident on June 6, 2011 in which the plaintiff was critically injured. At the time of the accident the plaintiff was in the passenger seat of a 2004 Mazda, which the plaintiff alleges was previously involved in a total loss rollover collision on April 25, 2006. The Amended Petition alleges that at the time of the April 2006 accident the Mazda was insured by Nationwide which failed to issue a Texas Salvage Title and that ISO was to provide the crash information to vehicle reporting services, including the defendant Carfax. It further alleges that the Mazda was rebuilt and auctioned through a multi-state salvage reseller and sold to defendant Kendall (the driver) and that prior to purchase Kendall consulted Carfax’s Vehicle History Report which guaranteed no problem with the Mazda’s title and that it was not “junk,” neither “salvage nor rebuilt.” As a result, the Amended Petition alleges that Carfax’s report was in error and it sets forth a claim for negligence, negligent misrepresentation, gross negligence, strict liability, breach of contract and fraud against defendants Nationwide Insurance, Carfax and ISO in addition to the negligence claims against defendants General and Import Motors and Kendall and Hayward. It seeks actual damages, pain and suffering, loss of past and future earnings, past and future impairment and disfigurement, costs and interest from all defendants and exemplary damages from Nationwide, ISO and Carfax. The court denied the summary judgment motions of ISO and Nationwide on December 19, 2013 and January 6, 2014, respectively and granted the summary judgment motion of Carfax on January 27, 2014. The matter was resolved by a Compromise Settlement, Release and Indemnity Agreement dated May 13, 2014 without a material adverse effect on the Company.
16. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Verisk Analytics, Inc. (the “Parent Company”) has registered senior notes (see Note 9) with full and unconditional and joint and several guarantees by certain of its 100 percent owned subsidiaries and has issued certain other unregistered debt securities with full and unconditional and joint and several guarantees by certain 100 percent owned subsidiaries which also guarantee the registered senior notes. Accordingly, presented below is the condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013. The investment in subsidiaries are presented in the condensed consolidating financial information using the equity method of accounting, to show the nature of assets held, results of operations, comprehensive income and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented. Effective as of December 31, 2013, Verisk Health, Inc. and Verisk Health Solutions, Inc., guarantors of the senior notes, merged with and into Bloodhound Technologies, Inc. ("Bloodhound"), a non-guarantor of the senior notes, pursuant to which Bloodhound (renamed Verisk Health, Inc.) was the surviving corporation. By virtue of the merger, the surviving corporation of Verisk Health, Inc. expressly assumed all of the obligations of the former Verisk Health, Inc. and Verisk Health Solutions, Inc., including the guarantee by them of the senior notes. As a result, the condensed consolidating statements of operations, statements of comprehensive income and statements of cash flows of the former Bloodhound subsidiary for the three and six months ended June 30, 2014 were included in the financial information of the guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
As of June 30, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,300	$268,106	$131,042	$—	$419,448
Available-for-sale securities	—	3,837	—	—	3,837
Accounts receivable, net	—	125,101	52,872	—	177,973
Prepaid expenses	—	33,516	3,667	—	37,183
Intercompany receivables	697,399	706,324	185,687	(1,589,410)	—
Deferred income taxes, net	—	3,404	1,672	—	5,076
Income taxes receivable	10,006	43,564	—	(25,070)	28,500
Other current assets	5,146	26,144	1,256	—	32,546
Total current assets	732,851	1,209,996	376,196	(1,614,480)	704,563
Noncurrent assets:
Fixed assets, net	—	234,226	38,649	—	272,875
Intangible assets, net	—	63,898	356,849	—	420,747
Goodwill	—	495,746	688,628	—	1,184,374
Investment in subsidiaries	1,597,147	852,005	—	(2,449,152)	—
Pension assets	—	68,659	—	—	68,659
Other assets	7,237	16,212	610	—	24,059
Total assets	$2,337,235	$2,940,742	$1,460,932	$(4,063,632)	$2,675,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,185	$106,188	$31,977	$—	$157,350
Short-term debt and current portion of long- term debt	—	139,695	86	—	139,781
Pension and postretirement benefits, current	—	2,437	—	—	2,437
Fees received in advance	—	273,476	35,699	—	309,175
Intercompany payables	596,276	835,781	157,353	(1,589,410)	—
Income taxes payable	—	—	25,070	(25,070)	—
Total current liabilities	615,461	1,357,577	250,185	(1,614,480)	608,743
Noncurrent liabilities:
Long-term debt	1,045,489	89,828	328	—	1,135,645
Pension and postretirement benefits	—	16,164	—	—	16,164
Deferred income taxes, net	—	70,506	124,017	—	194,523
Other liabilities	—	39,711	4,206	—	43,917
Total liabilities	1,660,950	1,573,786	378,736	(1,614,480)	1,998,992
Total stockholders’ equity	676,285	1,366,956	1,082,196	(2,449,152)	676,285
Total liabilities and stockholders’ equity	$2,337,235	$2,940,742	$1,460,932	$(4,063,632)	$2,675,277

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,226	$81,095	$64,480	$—	$165,801
Available-for-sale securities	—	3,911	—	—	3,911
Accounts receivable, net	—	99,578	58,969	—	158,547
Prepaid expenses	—	22,582	3,075	—	25,657
Deferred income taxes, net	—	—	5,086	(9)	5,077
Income taxes receivable	20,045	66,274	—	(18,973)	67,346
Intercompany receivables	633,128	525,286	202,018	(1,360,432)	—
Other current assets	5,144	26,835	2,702	—	34,681
Current assets held-for-sale	—	12,421	883	521	13,825
Total current assets	678,543	837,982	337,213	(1,378,893)	474,845
Noncurrent assets:
Fixed assets, net	—	198,112	35,261	—	233,373
Intangible assets, net	—	67,407	380,211	—	447,618
Goodwill	—	493,053	688,628	—	1,181,681
Investment in subsidiaries	1,375,128	848,124	—	(2,223,252)	—
Pension assets	—	60,955	—	—	60,955
Other assets	7,789	11,356	889	—	20,034
Noncurrent assets held-for-sale	—	85,945	—	—	85,945
Total assets	$2,061,460	$2,602,934	$1,442,202	$(3,602,145)	$2,504,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,233	$102,477	$63,554	$—	$188,264
Short-term debt and current portion of long-term debt	—	4,341	107	—	4,448
Pension and postretirement benefits, current	—	2,437	—	—	2,437
Fees received in advance	—	192,524	34,057	—	226,581
Intercompany payables	446,509	793,517	120,406	(1,360,432)	—
Deferred income taxes, net	—	9	—	(9)	—
Income taxes payable	—	—	18,973	(18,973)	—
Current liabilities held-for-sale	—	8,928	—	521	9,449
Total current liabilities	468,742	1,104,233	237,097	(1,378,893)	431,179
Noncurrent liabilities:
Long-term debt	1,045,129	225,950	360	—	1,271,439
Pension and postretirement benefits	—	15,068	—	—	15,068
Deferred income taxes, net	—	70,897	127,707	—	198,604
Other liabilities	—	31,809	4,234	—	36,043
Noncurrent liabilities held-for-sale	—	4,529	—	—	4,529
Total liabilities	1,513,871	1,452,486	369,398	(1,378,893)	1,956,862
Total stockholders’ equity	547,589	1,150,448	1,072,804	(2,223,252)	547,589
Total liabilities and stockholders’ equity	$2,061,460	$2,602,934	$1,442,202	$(3,602,145)	$2,504,451

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Months Ended June 30, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$350,618	$79,909	$(6,973)	$423,554
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	132,631	41,905	(2,066)	172,470
Selling, general and administrative	—	49,951	12,030	(4,907)	57,074
Depreciation and amortization of fixed assets	—	17,215	3,508	—	20,723
Amortization of intangible assets	—	2,543	11,678	—	14,221
Total expenses	—	202,340	69,121	(6,973)	264,488
Operating income	—	148,278	10,788	—	159,066
Other income (expense):
Investment income (loss)	15	145	(86)	—	74
Realized gain on available-for-sale securities, net	—	126	—	—	126
Interest expense	(13,639)	(3,812)	(8)	—	(17,459)
Total other expense, net	(13,624)	(3,541)	(94)	—	(17,259)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(13,624)	144,737	10,694	—	141,807
Provision for income taxes	5,001	(53,394)	(5,315)	—	(53,708)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(8,623)	91,343	5,379	—	88,099
Equity in net income of subsidiaries	96,722	2,451	—	(99,173)	—
Net income	$88,099	$93,794	$5,379	$(99,173)	$88,099

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Six Months Ended June 30, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$686,971	$155,502	$(9,276)	$833,197
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	261,950	84,171	(3,978)	342,143
Selling, general and administrative	—	94,491	25,015	(5,298)	114,208
Depreciation and amortization of fixed assets	—	33,551	6,953	—	40,504
Amortization of intangible assets	—	5,073	23,360	—	28,433
Total expenses	—	395,065	139,499	(9,276)	525,288
Operating income	—	291,906	16,003	—	307,909
Other income (expense):
Investment income (loss)	20	105	(31)	—	94
Realized gain on available-for-sale securities, net	—	115	—	—	115
Interest expense	(27,277)	(7,606)	(15)	—	(34,898)
Total other expense, net	(27,257)	(7,386)	(46)	—	(34,689)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(27,257)	284,520	15,957	—	273,220
Provision for income taxes	10,006	(103,702)	(6,984)	—	(100,680)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(17,251)	180,818	8,973	—	172,540
Income (loss) from discontinued operations, net of tax	—	31,356	(239)	—	31,117
Equity in net income of subsidiaries	220,908	3,378	—	(224,286)	—
Net income	$203,657	$215,552	$8,734	$(224,286)	$203,657

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Months Ended June 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$307,841	$86,946	$(4,431)	$390,356
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	111,957	42,497	(2,025)	152,429
Selling, general and administrative	—	46,318	14,286	(2,406)	58,198
Depreciation and amortization of fixed assets	—	12,475	3,336	—	15,811
Amortization of intangible assets	—	4,524	12,537	—	17,061
Total expenses	—	175,274	72,656	(4,431)	243,499
Operating income	—	132,567	14,290	—	146,857
Other income (expense):
Investment income (loss)	5	38	(9)	—	34
Realized gain on available-for-sale securities, net	—	93	—	—	93
Interest expense	(13,639)	(6,031)	(34)	—	(19,704)
Total other expense, net	(13,634)	(5,900)	(43)	—	(19,577)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(13,634)	126,667	14,247	—	127,280
Provision for income taxes	5,034	(45,765)	(4,949)	—	(45,680)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(8,600)	80,902	9,298	—	81,600
Income from discontinued operations, net of tax	—	2,605	—	—	2,605
Equity in net income of subsidiaries	92,805	6,592	—	(99,397)	—
Net income	$84,205	$90,099	$9,298	$(99,397)	$84,205

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Six Months Ended June 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$610,241	$166,166	$(9,354)	$767,053
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	217,708	82,712	(4,359)	296,061
Selling, general and administrative	—	90,509	29,006	(4,995)	114,520
Depreciation and amortization of fixed assets	—	23,517	6,457	—	29,974
Amortization of intangible assets	—	9,049	25,064	—	34,113
Total expenses	—	340,783	143,239	(9,354)	474,668
Operating income	—	269,458	22,927	—	292,385
Other income (expense):
Investment income	5	34	39	—	78
Realized loss on available-for-sale securities, net	—	(100)	—	—	(100)
Interest expense	(27,276)	(12,479)	(39)	—	(39,794)
Total other expense, net	(27,271)	(12,545)	—	—	(39,816)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(27,271)	256,913	22,927	—	252,569
Provision for income taxes	10,047	(91,422)	(10,149)	—	(91,524)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(17,224)	165,491	12,778	—	161,045
Income from discontinued operations, net of tax	—	3,671	—	—	3,671
Equity in net income of subsidiary	181,940	7,865	—	(189,805)	—
Net income	$164,716	$177,027	$12,778	$(189,805)	$164,716

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three and Six Months Ended June 30, 2014 and June 30, 2013

	Three Months Ended June 30, 2014
	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$88,099	$93,794	$5,379	$(99,173)	$88,099
Other comprehensive income, net of tax:
Foreign currency translation adjustment	253	115	279	(394)	253
Unrealized holding gain on available-for-sale securities	21	21	—	(21)	21
Pension and postretirement unfunded liability adjustment	171	171	—	(171)	171
Total other comprehensive income	445	307	279	(586)	445
Comprehensive income	$88,544	$94,101	$5,658	$(99,759)	$88,544

	Six Months Ended June 30, 2014
Net income	$203,657	$215,552	$8,734	$(224,286)	$203,657
Other comprehensive income, net of tax:
Foreign currency translation adjustment	760	609	702	(1,311)	760
Unrealized holding gain on available-for-sale securities	37	37	—	(37)	37
Pension and postretirement unfunded liability adjustment	314	314	—	(314)	314
Total other comprehensive income	1,111	960	702	(1,662)	1,111
Comprehensive income	$204,768	$216,512	$9,436	$(225,948)	$204,768

	Three Months Ended June 30, 2013
Net income	$84,205	$90,099	$9,298	$(99,397)	$84,205
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(275)	(357)	(217)	574	(275)
Unrealized holding loss on available-for-sale securities	(84)	(84)	—	84	(84)
Pension and postretirement unfunded liability adjustment	948	948	—	(948)	948
Total other comprehensive income (loss)	589	507	(217)	(290)	589
Comprehensive income	$84,794	$90,606	$9,081	$(99,687)	$84,794

	Six Months Ended June 30, 2013
Net income	$164,716	$177,027	$12,778	$(189,805)	$164,716
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(681)	(628)	(602)	1,230	(681)
Unrealized holding loss on available-for-sale securities	(314)	(314)	—	314	(314)
Pension and postretirement unfunded liability adjustment	1,817	1,817	—	(1,817)	1,817
Total other comprehensive income (loss)	822	875	(602)	(273)	822
Comprehensive income	$165,538	$177,902	$12,176	$(190,078)	$165,538

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For The Six Months Ended June 30, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$74	$194,902	$91,859	$—	$286,835
Cash flows from investing activities:
Acquisitions	—	(4,001)	—	—	(4,001)
Purchases of non-controlling interest in non- public companies	—	(5,000)	—	—	(5,000)
Proceeds from sale of discontinued operations	—	155,000	—	—	155,000
Investment in subsidiaries	—	(193)	—	193	—
Intercompany dividends received from subsidiaries	—	114	—	(114)	—
Repayments received from other subsidiaries	—	36,984	19,289	(56,273)	—
Advances provided to other subsidiaries	—	(2,611)	—	2,611	—
Purchases of fixed assets	—	(64,823)	(10,941)	—	(75,764)
Purchases of available-for-sale securities	—	(32)	—	—	(32)
Proceeds from sales and maturities of available- for-sale securities	—	281	—	—	281
Net cash provided by investing activities	—	115,719	8,348	(53,583)	70,484
Cash flows from financing activities:
Proceeds from the issuance of intercompany common stock	—	—	193	(193)	—
Intercompany dividends paid to parent	—	—	(114)	114	—
Repurchases of Class A common stock	—	(122,120)	—	—	(122,120)
Repayment of advances to other subsidiaries	—	(19,289)	(36,984)	56,273	—
Advances received from other subsidiaries	—	—	2,611	(2,611)	—
Excess tax benefits from exercised stock options and restricted stock awards	—	6,094	—	—	6,094
Proceeds from stock options exercised	—	14,923	—	—	14,923
Net share settlement of restricted stock awards	—	(1,234)	—	—	(1,234)
Other financing activities, net	—	(2,042)	(53)	—	(2,095)
Net cash used in financing activities	—	(123,668)	(34,347)	53,583	(104,432)
Effect of exchange rate changes	—	58	702	—	760
Increase in cash and cash equivalents	74	187,011	66,562	—	253,647
Cash and cash equivalents, beginning of period	20,226	81,095	64,480	—	165,801
Cash and cash equivalents, end of period	$20,300	$268,106	$131,042	$—	$419,448
Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$122,120	$122,120	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from stock options exercised	$14,923	$14,923	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For The Six Months Ended June 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$—	$145,306	$101,385	$—	$246,691
Cash flows from investing activities:
Acquisitions	—	(983)	—	—	(983)
Proceeds from release of acquisition related escrows	61	131	—	—	192
Repayments received from other subsidiaries	—	81,096	8,363	(89,459)	—
Advances provided to other subsidiaries	—	(44,800)	—	44,800	—
Purchases of fixed assets	—	(49,103)	(14,402)	—	(63,505)
Purchases of available-for-sale securities	—	(4,967)	—	—	(4,967)
Proceeds from sales and maturities of available- for-sale securities	—	5,826	—	—	5,826
Other investing, net	—	439	—	—	439
Net cash provided by (used in) investing activities	61	(12,361)	(6,039)	(44,659)	(62,998)
Cash flows from financing activities:
Repayment of current portion of long-term debt	—	(45,000)	—	—	(45,000)
Repayments of short-term debt, net	—	(10,000)	—	—	(10,000)
Excess tax benefits from exercised stock options and restricted stock awards	—	63,934	—	—	63,934
Repurchases of Class A common stock	—	(135,595)	—	—	(135,595)
Proceeds from stock options exercised	—	30,528	—	—	30,528
Repayments of advances to other subsidiaries	—	(8,363)	(81,096)	89,459	—
Advances received from other subsidiaries	40,000	—	4,800	(44,800)	—
Other financing activities, net	—	(3,929)	(182)	—	(4,111)
Net cash provided by (used in) financing activities	40,000	(108,425)	(76,478)	44,659	(100,244)
Effect of exchange rate changes	—	(79)	(602)	—	(681)
Increase in cash and cash equivalents	40,061	24,441	18,266	—	82,768
Cash and cash equivalents, beginning of period	128	35,571	54,120	—	89,819
Cash and cash equivalents, end of period	$40,189	$60,012	$72,386	$—	$172,587
Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$135,595	$135,595	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from stock options exercised	$30,528	$30,528	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We enable risk-bearing businesses to better understand and manage their risks and opportunities associated with those risks. We provide value to our customers by supplying proprietary data that, combined with our analytic methods, creates embedded decision support solutions. We are one of the largest aggregators and providers of data pertaining to U.S. property and casualty, or P&C, insurance risks. We offer solutions for detecting fraud in the U.S. P&C insurance, financial services and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to supply chain to health insurance.
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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 38.9% and 40.0% of our revenues for the six months ended June 30, 2014 and 2013, respectively. Our Decision Analytics segment provides solutions to our customers within four vertical market-related groupings of insurance, financial services, healthcare, and specialized markets. Our Decision Analytics segment revenues represented approximately 61.1% and 60.0% of our revenues for the six months ended June 30, 2014 and 2013, respectively.
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
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers' compensation claim with information in our databases. For the six months ended June 30, 2014 and 2013, approximately 25.7% and 27.2%, respectively, of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Approximately 89.2% and 87.7% of the revenues in our Risk Assessment segment for the six months ended June 30, 2014 and 2013, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 64.8% and 62.9% of the revenues in our Decision Analytics segment, for the six months ended June 30, 2014 and 2013, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, healthcare, financial services, and specialized markets verticals.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 57.9% and 61.3% of our total expenses for the six months ended June 30, 2014 and 2013, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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
Pending Acquisition

In January 2014, we entered into an agreement to acquire 100% of the stock of Eagleview Technology Corporation
(“EVT”), the parent company of Pictometry International Corp., and Eagle View Technologies, Inc. for a purchase price of $650 million, which will be funded by the Company's operating cash and borrowings from our credit facility. EVT is a provider of geo-referenced aerial image capture and visual-centric data analytics and solutions to insurers, contractors, government, and commercial customers in the United States. This acquisition is expected to advance our position in the imagery analytics market, adding new municipal and commercial customers. The transaction is expected to support the aerial imagery solution development in our Decision Analytics segment. The closing of the transaction is subject to the completion of customary closing conditions, including receipt of regulatory and shareholder approvals. On March 28, 2014, we received a request for additional information (the “Second Request”) from the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  We are responding to the Second Request and presently expect the transaction to close at the end of the third quarter of 2014.  Once the acquisition is completed, we plan to include EVT in the insurance vertical of our Decision Analytics segment.

Discontinued Operations

On March 11, 2014, we sold our mortgage services business, Interthinx. Results of operations for the mortgage services business are reported as a discontinued operation for the six months ended June 30, 2014 and for all prior periods presented. See Note 6 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2014	2013		2014	2013
	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Decision Analytics revenues	$261,602	$236,097	10.8%	$508,932	$460,181	10.6%
Risk Assessment revenues	161,952	154,259	5.0%	324,265	306,872	5.7%
Revenues	423,554	390,356	8.5%	833,197	767,053	8.6%
Expenses:
Cost of revenues (exclusive of items shown separately below)	172,470	152,429	13.1%	342,143	296,061	15.6%
Selling, general and administrative	57,074	58,198	(1.9)%	114,208	114,520	(0.3)%
Depreciation and amortization of fixed assets	20,723	15,811	31.1%	40,504	29,974	35.1%
Amortization of intangible assets	14,221	17,061	(16.6)%	28,433	34,113	(16.7)%
Total expenses	264,488	243,499	8.6%	525,288	474,668	10.7%
Operating income	159,066	146,857	8.3%	307,909	292,385	5.3%
Other income (expense):
Investment income	74	34	117.6%	94	78	20.5%
Realized gain (loss) on available-for-sale securities, net	126	93	35.5%	115	(100)	(215.0)%
Interest expense	(17,459)	(19,704)	(11.4)%	(34,898)	(39,794)	(12.3)%
Total other expense, net	(17,259)	(19,577)	(11.8)%	(34,689)	(39,816)	(12.9)%
Income before income taxes	141,807	127,280	11.4%	273,220	252,569	8.2%
Provision for income taxes	(53,708)	(45,680)	17.6%	(100,680)	(91,524)	10.0%
Income from continuing operations	88,099	81,600	8.0%	172,540	161,045	7.1%
Income from discontinued operations, net of tax (2)	—	2,605	(100.0)%	31,117	3,671	747.6%
Net Income	$88,099	$84,205	4.6%	$203,657	$164,716	23.6%
Basic net income per share:
Income from continuing operations	$0.53	$0.48	10.4%	$1.03	$0.96	7.3%
Income from discontinued operations	—	0.02	(100.0)%	0.19	0.02	850.0%
Basic net income per share	$0.53	$0.50	6.0%	$1.22	$0.98	24.5%
Diluted net income per share:
Income from continuing operations	$0.52	$0.47	10.6%	$1.02	$0.93	9.7%
Income from discontinued operations	—	0.02	(100.0)%	0.18	0.02	800.0%
Diluted net income per share	$0.52	$0.49	6.1%	$1.20	$0.95	26.3%
Weighted average shares outstanding:
Basic	166,343,630	168,147,069	(1.1)%	166,662,806	168,112,829	(0.9)%
Diluted	169,503,664	172,467,688	(1.7)%	169,962,577	172,614,164	(1.5)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Decision Analytics EBITDA	$102,954	$99,305	3.7%	$248,062	$192,931	28.6%
Risk Assessment EBITDA	91,256	86,333	5.7%	184,581	172,408	7.1%
EBITDA	$194,210	$185,638	4.6%	$432,643	$365,339	18.4%
The following is a reconciliation of net income to EBITDA:
Net income	$88,099	$84,205	4.6%	$203,657	$164,716	23.6%
Depreciation and amortization of fixed assets and intangible assets from continuing operations	34,944	32,872	6.3%	68,937	64,087	7.6%
Interest expense from continuing operations	17,459	19,704	(11.4)%	34,898	39,794	(12.3)%
Provision for income taxes from continuing operations	53,708	45,680	17.6%	100,680	91,524	10.0%
Depreciation, amortization, interest and provision for income taxes from discontinued operations	—	3,177	(100.0)%	24,471	5,218	369.0%
EBITDA	$194,210	$185,638	4.6%	$432,643	$365,339	18.4%

(1)
EBITDA is the financial measure which management uses to evaluate the performance of our Company. “EBITDA” is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 13 of our condensed consolidated financial statements included in this Form 10-Q filing. Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations or cash flows from operating activities reported under GAAP. Management uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of company performance. Some of these limitations are:

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
Consolidated Results of Continuing Operations
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Revenues
Revenues were $833.2 million for the six months ended June 30, 2014 compared to $767.1 million for the six months ended June 30, 2013, an increase of $66.1 million or 8.6%. Revenues within our Decision Analytics segment increased by $48.7 million or 10.6% and revenues in our Risk Assessment segment increased by $17.4 million or 5.7%. Revenue growth within Decision Analytics was primarily driven by an increase in our insurance revenue category, healthcare and financial services. Both categories, industry-standard insurance programs and property-specific rating and underwriting information, within Risk Assessment contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $342.2 million for the six months ended June 30, 2014 compared to $296.1 million for the six months ended June 30, 2013, an increase of $46.1 million or 15.6%. The increase was due to increases in salaries and employee benefits cost of $16.3 million, which includes a decrease in our pension expense of $2.7 million. Other increases were related to data and data processing costs of $21.5 million mostly within our Decision Analytics segment, rent and maintenance expenses of $5.7 million, information technology expenses of $2.1 million, and other operating expenses of $0.5 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $114.2 million for the six months ended June 30, 2014 compared to $114.5 million for the six months ended June 30, 2013, a decrease of $0.3 million or 0.3%. The decrease was primarily related to a decrease in salaries and employee benefits of $3.2 million, mostly related to the executive transition that took place in 2013 and other general expenses of $2.1 million. These decreases were offset by an increase in professional fees of $3.0 million, primarily related to our pending acquisition of EVT, and information technology expense of $2.0 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $40.5 million for the six months ended June 30, 2014 compared to $30.0 million for the six months ended June 30, 2013, an increase of $10.5 million or 35.1%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment.

Amortization of Intangible Assets
Amortization of intangible assets was $28.4 million for the six months ended June 30, 2014 compared to $34.1 million for the six months ended June 30, 2013, a decrease of $5.7 million or 16.7%. The decrease was primarily related to amortization of intangible assets associated with prior acquisitions that have been fully amortized.
Investment Income and Realized Gain (Loss) on Available-for-Sale Securities, Net
Investment income and realized gain (loss) on available-for-sale securities, net, was a gain of $0.2 million for the six months ended June 30, 2014, which was an increase of $0.2 million from the loss for the six months ended June 30, 2013.
Interest Expense
Interest expense was $34.9 million for the six months ended June 30, 2014 compared to $39.8 million for the six months ended June 30, 2013, a decrease of $4.9 million or 12.3%. The decrease is primarily due to the repayment of various private placement notes that matured in 2013.
Provision for Income Taxes
The provision for income taxes was $100.7 million for the six months ended June 30, 2014 compared to $91.5 million for the six months ended June 30, 2013, an increase of $9.2 million or 10.0%. The effective tax rate was 36.9% for the six months ended June 30, 2014 compared to 36.2% for the six months ended June 30, 2013. The effective rate for the six months ended June 30, 2014 was higher than the June 30, 2013 effective tax rate primarily due to greater tax benefits realized from tax planning strategies in the prior period.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 51.2% for the six months ended June 30, 2014 compared to 44.3% for the six months ended June 30, 2013. The discontinued operations, including the gain on sale of our mortgage services business, increased our EBITDA margin by 5.9% for the six months ended June 30, 2014. The discontinued operations lowered our EBITDA margin by 2.2% for the six months ended June 30, 2013.
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Revenues
Revenues were $423.6 million for the three months ended June 30, 2014 compared to $390.4 million for the three months ended June 30, 2013, an increase of $33.2 million or 8.5%. Revenues within our Decision Analytics segment increased by $25.5 million or 10.8% and revenues in our Risk Assessment segment increased by $7.7 million or 5.0%. Revenue growth within Decision Analytics was primarily driven by an increase in our insurance revenue category and financial services. Both categories, industry-standard insurance programs and property-specific rating and underwriting information, within Risk Assessment contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $172.5 million for the three months ended June 30, 2014 compared to $152.4 million for the three months ended June 30, 2013, an increase of $20.1 million or 13.1%. The increase was due to increases in salaries and employee benefits cost of $6.1 million, which includes a decrease in our pension expense of $1.4 million. Other increases were related to data and data processing costs of $9.9 million mostly within our Decision Analytics segment, rent and maintenance expenses of $2.5 million, information technology expenses of $1.4 million, and other operating expenses of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $57.1 million for the three months ended June 30, 2014 compared to $58.2 million for the three months ended June 30, 2013, a decrease of $1.1 million or 1.9%. The decrease was due to a decrease in salaries and employee benefits of $2.2 million and other general expenses of $1.4 million. These decreases were offset by an increase in professional fees of $1.6 million, primarily related to our pending acquisition of EVT, and information technology expense of $0.9 million.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $20.7 million for the three months ended June 30, 2014 compared to $15.8 million for the three months ended June 30, 2013, an increase of $4.9 million or 31.1%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment.
Amortization of Intangible Assets
Amortization of intangible assets was $14.2 million for the three months ended June 30, 2014 compared to $17.1 million for the three months ended June 30, 2013, a decrease of $2.9 million or 16.6%. The decrease was primarily related to amortization of intangible assets associated with prior acquisitions that have been fully amortized.
Investment Income and Realized Gain on Available-for-Sale Securities, Net
Investment income and realized gain on available-for-sale securities, net, was a gain of $0.2 million for the three months ended June 30, 2014 compared to a gain of $0.1 million for the three months ended June 30, 2013, an increase of $0.1 million.
Interest Expense
Interest expense was $17.5 million for the three months ended June 30, 2014 compared to $19.7 million for the three months ended June 30, 2013, a decrease of $2.2 million or 11.4%. The decrease is primarily due to the repayment of various private placement notes that matured in 2013.
Provision for Income Taxes
The provision for income taxes was $53.7 million for the three months ended June 30, 2014 compared to $45.7 million for the three months ended June 30, 2013, an increase of $8.0 million or 17.6%. The effective tax rate was 37.9% for the three months ended June 30, 2014 compared to 35.9% for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 was higher than the June 30, 2013 effective tax rate primarily due to greater tax benefits realized from tax planning strategies in the prior period.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 45.9% for the three months ended June 30, 2014 compared to 44.1% for the three months ended June 30, 2013. The discontinued operations, including the gain on sale of our mortgage services business, had no effect for the three months ended June 30, 2014. The discontinued operations lowered our EBITDA margin by 2.0% for the three months ended June 30, 2013.
Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $508.9 million for the six months ended June 30, 2014 compared to $460.2 million for the six months ended June 30, 2013, an increase of $48.7 million or 10.6%. Our revenue by category for the periods presented is set forth below:

	Six Months Ended June 30,		Percentage
	2014	2013	Change
	(In thousands)
Insurance	$294,261	$260,334	13.0%
Financial services	42,853	36,847	16.3%
Healthcare	128,988	120,136	7.4%
Specialized markets	42,830	42,864	(0.1)%
Total Decision Analytics	$508,932	$460,181	10.6%
Our insurance revenue increased $33.9 million or 13.0%, primarily due to increases within our underwriting solutions, catastrophe modeling services, insurance fraud revenue, and loss quantification solutions. Our financial services revenue increased $6.0 million or 16.3%, primarily due to the continued demand for our analytic solutions and services within this category. Our healthcare revenue increased $8.9 million or 7.4%, primarily due to an increase in transactions within our revenue and quality intelligence solutions. Our specialized markets revenue decreased 0.1% as a result of government contracts, partially offset by growth in our supply chain services and weather risk solutions.
Revenues for our Decision Analytics segment were $261.6 million for the three months ended June 30, 2014 compared to $236.1 million for the three months ended June 30, 2013, an increase of $25.5 million or 10.8%. Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,		Percentage
	2014	2013	Change
	(In thousands)
Insurance	$152,831	$133,785	14.2%
Financial services	21,837	19,565	11.6%
Healthcare	65,092	61,087	6.6%
Specialized markets	21,842	21,660	0.8%
Total Decision Analytics	$261,602	$236,097	10.8%
Our insurance revenue increased $19.0 million or 14.2%, primarily due to increases within our catastrophe modeling services, loss quantification solutions, and underwriting solutions. Our financial services revenue increased $2.3 million or 11.6% , primarily due to the continued demand for our analytic solutions and services within this category. Our healthcare revenue increased $4.0 million or 6.6%, primarily due to an increase in transactions within our revenue and quality intelligence solutions. Our specialized markets revenue increased $0.2 million or 0.8% as a result of growth in our supply chain services partially offset by lower activity related to government contracts.
Cost of Revenues
Cost of revenues for our Decision Analytics segment were $239.8 million for the six months ended June 30, 2014 compared to $200.8 million for the six months ended June 30, 2013, an increase of $39.0 million or 19.4%. This increase is primarily due to a net increase in salary and employee benefits of $12.5 million, which includes a decrease in pension expense of $0.4 million. Other increases include data and data processing costs of $21.0 million (mostly related to our healthcare services), rent and maintenance expenses of $4.6 million, information technology expenses of $0.5 million and other operating expenses of $0.4 million.
Cost of revenues for our Decision Analytics segment were $120.0 million for the three months ended June 30, 2014 compared to $103.9 million for the three months ended June 30, 2013, an increase of $16.1 million or 15.4%. This increase is primarily due to a net increase in salary and employee benefits of $4.6 million, which includes a decrease in pension expense of $0.2 million. Other increases include data and data processing costs of $9.6 million (mostly related to our healthcare services), rent and maintenance expenses of $1.6 million, and information technology expenses of $0.3 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $76.7 million for the six months ended June 30, 2014 compared to $75.3 million for the six months ended June 30, 2013, an increase of $1.4 million or 1.8%. The increase was primarily due to an increase in information technology expenses of $1.8 million and professional fees primarily related to our pending acquisition of EVT of $1.9 million. These increases were partially offset by a decrease in salaries and employee benefits of $0.7 million and in other expenses of $1.6 million.
     Selling, general and administrative expenses for our Decision Analytics segment were $38.6 million for the three months ended June 30, 2014 and 2013. The activity within the segment was a net decrease in salaries and employee benefits of $1.1 million and in other expenses of $1.0 million. These decreases were offset by increases in professional fees of $1.3 million and information technology expenses of $0.8 million.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment, including discontinued operations, was 47.7% for the six months ended June 30, 2014 compared to 37.3% for the six months ended June 30, 2013. The discontinued operations, including the gain on sale of our mortgage services business, increased our margin by 9.9% for the six months ended June 30, 2014. The discontinued operations lowered our margin by 2.7% for the six months ended June 30, 2013.

Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $324.3 million for the six months ended June 30, 2014 compared to $306.9 million for the six months ended June 30, 2013, an increase of $17.4 million or 5.7%. Revenues for our Risk Assessment segment were $162.0 million for the three months ended June 30, 2014 compared to $154.3 million for the three months ended June 30, 2013, an increase of $7.7 million or 5.0%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs' solutions as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(In thousands)			(In thousands)
Industry-standard insurance programs	$123,194	$117,289	5.0%	$247,011	$233,739	5.7%
Property-specific rating and underwriting information	38,758	36,970	4.8%	77,254	73,133	5.6%
Total Risk Assessment	$161,952	$154,259	5.0%	$324,265	$306,872	5.7%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $102.4 million for the six months ended June 30, 2014 compared to $95.3 million for the six months ended June 30, 2013, an increase of $7.1 million or 7.4%. The increase was primarily due to an increase in salaries and employee benefits costs of $3.8 million, which includes a decrease in pension expense of $2.3 million. Other increases were related to information technology expenses of $1.6 million, data costs of $0.5 million, rent expense of $1.1 million and other general expenses of $0.1 million.
Cost of revenues for our Risk Assessment segment was $52.5 million for the three months ended June 30, 2014 compared to $48.5 million for the three months ended June 30, 2013, an increase of $4.0 million or 8.2%. The increase was primarily due to an increase in salaries and employee benefits costs of $1.5 million, which includes a decrease in pension expense of $1.2 million. Other increases were related to information technology expenses of $1.1 million, data costs of $0.3 million, rent expense of $0.9 million and other general expenses of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $37.5 million for the six months ended June 30, 2014 and $39.2 million for the six months ended June 30, 2013, a decrease of $1.7 million or 4.2%. There was a net decrease in salaries and employee benefits of $2.5 million primarily related to the executive transition that took place in 2013 and other general expense of $0.5 million. These decreases were partially offset by an increase in professional fees of $1.1 million and information technology expenses of $0.2 million.
Selling, general and administrative expenses for our Risk Assessment segment were $18.5 million for the three months ended June 30, 2014 compared to $19.6 million for the three months ended June 30, 2013, a decrease of $1.1 million or 5.9%. There was a net decrease in salaries and employee benefits of $1.1 million primarily related to the executive transition that took place in 2013 and other general expenses of $0.4 million. These decreases were partially offset by an increase in professional fees of $0.3 million and information technology expenses of $0.1 million.
EBITDA Margin
EBITDA margin for our Risk Assessment segment was 56.9% for the six months ended June 30, 2014 compared to 56.2% for the six months ended June 30, 2013. The increase in margin was primarily attributed to operating leverage in the segment as well as cost efficiencies.
Liquidity and Capital Resources
As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents and available-for-sale securities of $423.3 million and $169.7 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $975.0 million syndicated revolving credit facility, or credit facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of revenues for the six months ended June 30, 2014 and 2013, were 9.0% and 7.7%, respectively. The increase in capital expenditures is primarily due to our investment initiatives for development of new solutions. The expected capital expenditures for the year ending December 31, 2014 will be approximately $147.0 million, which we expect to primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the six months ended June 30, 2014 and 2013, we repurchased $119.1 million and $137.6 million of our common stock, respectively.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations, of $1,265.5 million and $1,265.1 million at June 30, 2014 and December 31, 2013, respectively. The debt at June 30, 2014 was primarily issued under senior notes issued in 2012 and 2011.
Our $975.0 million committed credit facility will expire on October 2018. We have financed and expect to finance our short-term working capital needs, stock repurchases and acquisitions through cash from operations and borrowings from our credit facility. As of June 30, 2014 and December 31, 2013, we had no outstanding borrowings under the credit facility. We did not make any borrowings during the six months ended June 30, 2014.  As of June 30, 2014, we had $972.9 million, net of letters of credit, of borrowing capacity available under our credit facility. We expect to finance a portion of the cash purchase price of the EVT acquisition with borrowings from our credit facility. EVT is expected to close in the third quarter of 2014. The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any four fiscal quarters, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.5 to 1.0. We were in compliance with all debt covenants under the credit facility as of June 30, 2014.
As of June 30, 2014, we had senior notes with an aggregate principal amount of $1,050.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our credit facility. The indenture governing the senior notes restricts our ability and our subsidiaries' ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.
We had long-term private placement loan facilities under uncommitted master shelf agreements with Prudential Capital Group and New York Life that expired on August 30, 2013 and March 16, 2013, respectively.  We did not extend these agreements. The shelf notes mature over the next two years. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.36% for the six months ended June 30, 2014. The shelf notes contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. Our shelf notes also contain financial covenants that require that, at the end of any four fiscal quarters, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of June 30, 2014.

Cash Flow
The following table summarizes our cash flow data for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Percentage Change
	2014	2013
	(In thousands)
Net cash provided by operating activities	$286,835	$246,691	16.3%
Net cash provided by (used in) investing activities	$70,484	$(62,998)	211.9%
Net cash used in financing activities	$(104,432)	$(100,244)	4.2%
Operating Activities
Net cash provided by operating activities increased to $286.8 million for the six months ended June 30, 2014 compared to $246.7 million for the six months ended June 30, 2013. The increase in operating activities was primarily due to an increase in cash collections from customers, partially offset by an increase in operating expense payments. Also, our fourth quarter 2012 tax payment was deferred to the first quarter of 2013 as a result of a temporary federal tax relief program related to Hurricane Sandy. This payment would have typically been paid in the fourth quarter of 2012, but due to this relief, the payment was made in the first quarter of 2013.
Investing Activities
Net cash provided by investing activities was $70.5 million for the six months ended June 30, 2014 and net cash used in investing activities was $63.0 million for the six months ended June 30, 2013. The increase in net cash provided by investing activities was primarily due to the sale of our mortgage services business for $155.0 million on March 11, 2014.
Financing Activities
Net cash used in financing activities was $104.4 million and $100.2 million for the six months ended June 30, 2014 and 2013, respectively. Net cash used in financing activities for the six months ended June 30, 2014 was primarily related to the repurchase of common stock of $122.1 million, partially offset by proceeds from stock option exercises of $14.9 million. Net cash used in financing activities for the six months ended June 30, 2013 was primarily related to the repurchase of common stock of $135.6 million and debt repayments of $55.0 million, partially offset by proceeds from stock option exercises and the related tax benefit associated with these exercises of $94.5 million.
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
Market risks at June 30, 2014 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 25, 2014.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We are required to maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives at the reasonable assurance level.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 15 to our condensed consolidated financial statements for the six months ended June 30, 2014 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program, or Repurchase Program, of up to $1.5 billion, including the additional authorization of $300.0 million announced on June 4, 2014. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $1.2 billion. As of June 30, 2014, we had $346.2 million remaining authorization. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Our shares repurchased for the quarter ended June 30, 2014 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2014 through April 30, 2014	298,000	$58.91	298,000	$58,972
May 1, 2014 through May 31, 2014	211,751	$60.44	211,751	$46,172
June 1, 2014 through June 30, 2014	—	$—	—	$346,172
	509,751		509,751

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: July 29, 2014	By:	/s/ Mark V. Anquillare
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