Form 10-Q
period 2014-09-30
Verisk Analytics, Inc.
filed 2014-10-28
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2014, there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	164,920,261

Verisk Analytics, Inc.
Index to Form 10-Q

Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and December 31, 2013

	2014	2013
	(unaudited)
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$432,490	$165,801
Available-for-sale securities	3,730	3,911
Accounts receivable, net of allowance for doubtful accounts of $7,287 and $4,415, respectively	188,711	158,547
Prepaid expenses	31,150	25,657
Deferred income taxes, net	5,076	5,077
Income taxes receivable	30,112	67,346
Other current assets	14,383	34,681
Current assets held-for-sale	—	13,825
Total current assets	705,652	474,845
Noncurrent assets:
Fixed assets, net	281,347	233,373
Intangible assets, net	406,560	447,618
Goodwill	1,184,374	1,181,681
Pension assets	72,512	60,955
Other assets	27,255	20,034
Noncurrent assets held-for-sale	—	85,945
Total assets	$2,677,700	$2,504,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$164,288	$188,264
Short-term debt and current portion of long-term debt	140,455	4,448
Pension and postretirement benefits, current	2,437	2,437
Fees received in advance	254,160	226,581
Current liabilities held-for-sale	—	9,449
Total current liabilities	561,340	431,179
Noncurrent liabilities:
Long-term debt	1,136,205	1,271,439
Pension benefits	12,401	13,007
Postretirement benefits	3,611	2,061
Deferred income taxes, net	194,871	198,604
Other liabilities	43,288	36,043
Noncurrent liabilities held-for-sale	—	4,529
Total liabilities	1,951,716	1,956,862
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 165,562,900 and 167,457,927 outstanding, respectively	137	137
Unearned KSOP contributions	(197)	(306)
Additional paid-in capital	1,256,541	1,202,106
Treasury stock, at cost, 378,440,138 and 376,545,111 shares, respectively	(2,044,415)	(1,864,967)
Retained earnings	1,556,779	1,254,107
Accumulated other comprehensive losses	(42,861)	(43,488)
Total stockholders’ equity	725,984	547,589
Total liabilities and stockholders’ equity	$2,677,700	$2,504,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except for share and per share data)
Revenues	$448,665	$411,927	$1,281,862	$1,178,980
Expenses:
Cost of revenues (exclusive of items shown separately below)	180,873	156,306	523,016	452,367
Selling, general and administrative	56,164	56,783	170,372	171,303
Depreciation and amortization of fixed assets	21,951	16,745	62,455	46,719
Amortization of intangible assets	14,187	15,258	42,620	49,371
Total expenses	273,175	245,092	798,463	719,760
Operating income	175,490	166,835	483,399	459,220
Other income (expense):
Investment income and others	(285)	225	(76)	203
Interest expense	(17,498)	(18,692)	(52,396)	(58,486)
Total other expense, net	(17,783)	(18,467)	(52,472)	(58,283)
Income before income taxes	157,707	148,368	430,927	400,937
Provision for income taxes	(58,692)	(53,474)	(159,372)	(144,998)
Income from continuing operations	99,015	94,894	271,555	255,939
Income from discontinued operations, net of tax of $0 and $1,211, and $23,365 and $4,088, for the three and nine months ended September 30, 2014 and September 30, 2013, respectively (Note 6)	—	1,547	31,117	5,218
Net income	$99,015	$96,441	$302,672	$261,157
Basic net income per share:
Income from continuing operations	$0.60	$0.56	$1.63	$1.52
Income from discontinued operations	—	0.01	0.19	0.03
Basic net income per share	$0.60	$0.57	$1.82	$1.55
Diluted net income per share:
Income from continuing operations	$0.58	$0.55	$1.60	$1.48
Income from discontinued operations	—	0.01	0.18	0.03
Diluted net income per share	$0.58	$0.56	$1.78	$1.51
Weighted average shares outstanding:
Basic	166,187,540	168,044,100	166,504,384	168,089,919
Diluted	169,522,448	172,154,553	169,815,867	172,460,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$99,015	$96,441	$302,672	$261,157
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(547)	275	213	(406)
Unrealized holding (loss) gain on available-for- sale securities	(40)	139	(3)	(175)
Pension and postretirement liability adjustment	103	1,332	417	3,149
Total other comprehensive (loss) income	(484)	1,746	627	2,568
Comprehensive income	$98,531	$98,187	$303,299	$263,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(UNAUDITED)
For The Year Ended December 31, 2013 and The Nine Months Ended September 30, 2014

	Class A Common Stock Issued	Par Value	Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	(In thousands, except for share data)
Balance, December 31, 2012	544,003,038	$137	$(483)	$1,044,746	$(1,605,376)	$905,727	$(89,160)	$255,591
Net income	—	—	—	—	—	348,380	—	348,380
Other comprehensive income	—	—	—	—	—	—	45,672	45,672
Treasury stock acquired (4,532,552 shares)	—	—	—	—	(278,938)	—	—	(278,938)
KSOP shares earned	—	—	177	14,753	—	—	—	14,930
Stock options exercised, including tax benefit of $57,065 (4,076,750 shares reissued from treasury stock)	—	—	—	119,236	18,523	—	—	137,759
Restricted stock lapsed, including tax benefit of $991 (150,668 shares reissued from treasury stock)	—	—	—	333	658	—	—	991
Employee stock purchase plan (27,879 shares reissued from treasury stock)	—	—	—	1,533	129	—	—	1,662
Stock based compensation	—	—	—	21,087	—	—	—	21,087
Other stock issuances (8,109 shares reissued from treasury stock)	—	—	—	418	37	—	—	455
Balance, December 31, 2013	544,003,038	137	(306)	1,202,106	(1,864,967)	1,254,107	(43,488)	547,589
Net income	—	—	—	—	—	302,672	—	302,672
Other comprehensive income	—	—	—	—	—	—	627	627
Treasury stock acquired (2,958,525 shares)	—	—	—	—	(184,933)	—	—	(184,933)
KSOP shares earned	—	—	109	11,504	—	—	—	11,613
Stock options exercised, including tax benefit of $11,368 (904,043 shares reissued from treasury stock)	—	—	—	27,323	4,659	—	—	31,982
Restricted stock lapsed, including tax benefit of $508 (134,225 shares reissued from treasury stock)	—	—	—	(186)	694	—	—	508
Employee stock purchase plan (21,255 shares reissued from treasury stock)	—	—	—	1,104	112	—	—	1,216
Stock based compensation	—	—	—	16,082	—	—	—	16,082
Net share settlement of restricted stock awards	—	—	—	(1,613)	—	—	—	(1,613)
Other stock issuances (3,975 shares reissued from treasury stock)	—	—	—	221	20	—	—	241
Balance, September 30, 2014	544,003,038	$137	$(197)	$1,256,541	$(2,044,415)	$1,556,779	$(42,861)	$725,984
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Nine Months Ended September 30, 2014 and 2013

	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$302,672	$261,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	63,450	49,729
Amortization of intangible assets	42,731	49,796
Amortization of debt issuance costs and original issue discount	1,989	2,048
Allowance for doubtful accounts	953	1,188
KSOP compensation expense	11,613	11,174
Stock based compensation	16,323	16,745
Gain on sale of discontinued operations	(65,410)	—
Realized (gain) loss on available-for-sale securities, net	(122)	99
Deferred income taxes	(3,348)	5,888
Loss on disposal of fixed assets	510	476
Excess tax benefits from exercised stock options and restricted stock awards	(16,665)	(81,689)
Other operating activities, net	—	448
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(23,530)	9,475
Prepaid expenses and other assets	(12,102)	(4,727)
Income taxes	45,369	48,554
Accounts payable and accrued liabilities	(2,164)	12,267
Fees received in advance	26,651	43,372
Pension and postretirement benefits	(9,763)	(6,532)
Other liabilities	(522)	(33,016)
Net cash provided by operating activities	378,635	386,452
Cash flows from investing activities:
Acquisitions	(4,001)	(983)
Purchase of non-controlling interest in non-public companies	(5,000)	—
Proceeds from sale of discontinued operations	151,170	—
Proceeds from release of acquisition related escrows	—	280
Purchases of fixed assets	(102,992)	(107,915)
Purchases of available-for-sale securities	(83)	(5,003)
Proceeds from sales and maturities of available-for-sale securities	381	5,825
Other investing activities, net	—	439
Net cash provided by (used in) investing activities	39,475	(107,357)
Cash flows from financing activities:
Repayment of current portion of long-term debt	—	(145,000)
Repayment of short-term debt, net	—	(10,000)
Repurchases of Class A common stock	(183,093)	(160,970)
Excess tax benefits from exercised stock options and restricted stock awards	16,665	81,689
Proceeds from stock options exercised	20,855	51,326
Net share settlement of restricted stock awards	(1,613)	—
Other financing activities, net	(4,448)	(5,350)
Net cash used in financing activities	(151,634)	(188,305)
Effect of exchange rate changes	213	(406)
Increase in cash and cash equivalents	266,689	90,384
Cash and cash equivalents, beginning of period	165,801	89,819
Cash and cash equivalents, end of period	$432,490	$180,203
Supplemental disclosures:
Taxes paid	$140,462	$102,203
Interest paid	$50,567	$58,018
Noncash investing and financing activities:
Repurchases of Class A common stock included in accounts payable and accrued liabilities	$4,878	$2,622
Deferred tax liability established on date of acquisition	$—	$(1,187)
Tenant improvement included in other liabilities	$8,856	$—
Capital lease obligations	$4,682	$9,014
Capital expenditures included in accounts payable and accrued liabilities	$1,662	$2,890

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
The condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, in the opinion of management, include all adjustments, consisting of normal recurring accruals, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2014 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU No. 2014-09"). The objective of ASU No. 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU No. 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the contract’s performance obligations; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.
3. Investments:
Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
September 30, 2014
Registered investment companies	$3,922	$(192)	$3,730
December 31, 2013
Registered investment companies	$4,098	$(187)	$3,911
In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with Accounting Standards Codification (“ASC”) 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At September 30, 2014 and December 31, 2013, the carrying value of such securities was $8,487 and $3,602, respectively, and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.

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

The fair values of cash and cash equivalents (other than money-market funds, which are recorded on a reported net asset value basis disclosed below), accounts receivable, accounts payable, accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments.
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 30, 2014
Cash equivalents - money-market funds	$2,679	$—	$2,679
Registered investment companies (1)	$3,730	$3,730	$—
December 31, 2013
Cash equivalents - money-market funds	$889	$—	$889
Registered investment companies (1)	$3,911	$3,911	$—
______________________

(1)	Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The fair value of the long-term debt would be a Level 2 liability if the long-term debt was measured at fair value on the condensed consolidated balance sheets. The following table summarizes the carrying value and estimated fair value of the long-term debt as of September 30, 2014 and December 31, 2013, respectively:

	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt excluding capitalized leases	$1,265,668	$1,368,846	$1,265,129	$1,335,844

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
2014 Pending Acquisition

In January 2014, the Company entered into an agreement to acquire 100 percent of the stock of Eagleview Technology Corporation (“EVT”), the parent company of Pictometry International Corp. and Eagle View Technologies, Inc., for a purchase price of $650,000, which will be funded by the Company's operating cash and borrowings from the senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility"). EVT is a provider of geo-referenced aerial image capture and visual-centric data analytics and solutions to insurers, contractors, government, and commercial customers in the United States. This acquisition is expected to advance the Company's position in the imagery analytics market, adding new municipal and commercial customers. The transaction is expected to support the aerial imagery solution development in the Company's Decision Analytics segment. The purchase price to be paid will be adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. The closing of the transaction is subject to the completion of customary closing conditions, including receipt of regulatory and shareholder approvals. On March 28, 2014, the Company received a request for additional information (the “Second Request”) from the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The Company is continuing to work with the Federal Trade Commission and has extended the term of the Purchase Agreement to December 31, 2014.

Acquisition Escrows
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payments. At September 30, 2014 and December 31, 2013, the current portion of the escrows amounted to $5,637 and $27,967, respectively, and there was no noncurrent portion amount of the escrow at either date. The current portion of the escrows has been included in “Other current assets” in the accompanying condensed consolidated balance sheets.
6. Discontinued Operations:

On March 11, 2014, the Company sold 100 percent of the stock of the Company’s mortgage services business, Interthinx, which was a guarantor subsidiary, in exchange for a purchase price of $155,000. Upon completion of the sale, Interthinx ceased being a guarantor. The cash received will be adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. The Company recognized income from discontinued operations, net of tax, of $31,117 during 2014. Results of operations for the mortgage services business are reported as a discontinued operation for the three and nine months ended September 30, 2014 and for all prior periods presented.

The mortgage services business meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from the discontinued operation for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues from discontinued operations	$—	$26,670	$11,512	$84,260
Income from discontinued operations before income taxes (including gain on sale of $65,410 in 2014)	$—	$2,758	$54,482	$9,306
Provision for income taxes (including tax on the gain on sale of $27,067 in 2014)	—	(1,211)	(23,365)	(4,088)
Income from discontinued operations, net of tax	$—	$1,547	$31,117	$5,218

7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2013 through September 30, 2014, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2013 (1)	$55,555	$1,126,126	$1,181,681
Current year acquisition	—	2,995	2,995
Sale of discontinued operations	—	(302)	(302)
Goodwill at September 30, 2014 (1)	$55,555	$1,128,819	$1,184,374
______________________

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to December 31, 2011.
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

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
September 30, 2014
Technology-based	8 years	$296,502	$(191,911)	$104,591
Marketing-related	5 years	71,047	(52,153)	18,894
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	388,505	(105,430)	283,075
Total intangible assets		$762,609	$(356,049)	$406,560
December 31, 2013
Technology-based	8 years	$294,940	$(180,581)	$114,359
Marketing-related	5 years	71,047	(44,274)	26,773
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	388,505	(82,019)	306,486
Total intangible assets		$761,047	$(313,429)	$447,618
Amortization expense related to intangible assets for the three months ended September 30, 2014 and 2013 was $14,187 and $15,258, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2014 and 2013 was $42,620 and $49,371 respectively. Estimated amortization expense for the remainder of 2014 and the years through 2019 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2014	$14,154
2015	50,870
2016	49,040
2017	48,136
2018	47,390
2019 and thereafter	196,970
$406,560

8. Income Taxes:
The Company’s effective tax rate for the three and nine months ended September 30, 2014 was 37.22% and 36.98%, respectively, compared to the effective tax rate for the three and nine months ended September 30, 2013 of 36.04% and 36.16%, respectively. The effective tax rate for the three and nine months ended September 30, 2014 is higher than the September 30, 2013 effective tax rate primarily due to greater tax benefits realized from tax planning strategies, as well as favorable audit settlements and resolution of uncertain tax positions in the prior period. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and nondeductible share appreciation from the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”).
9. Debt:
The following table presents short-term and long-term debt by issuance as of September 30, 2014 and December 31, 2013:

	Issuance Date	Maturity Date	2014	2013
Short-term debt and current portion of long-term debt:
Prudential shelf notes:
6.28% Series I shelf notes	4/29/2008	4/29/2015	$85,000	$—
New York Life shelf notes:
6.35% Series B shelf notes	4/29/2008	4/29/2015	50,000	—
Capital lease obligations	Various	Various	5,455	4,448
Short-term debt and current portion of long-term debt			140,455	4,448
Long-term debt:
Senior notes:
4.125% senior notes, less unamortized discount of $2,207 and $2,415, respectively	9/12/2012	9/12/2022	347,793	347,585
4.875% senior notes, less unamortized discount of $1,445 and $1,699, respectively	12/8/2011	1/15/2019	248,555	248,301
5.800% senior notes, less unamortized discount of $680 and $757, respectively	4/6/2011	5/1/2021	449,320	449,243
Prudential shelf notes:
5.84% Series H shelf notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I shelf notes	4/29/2008	4/29/2015	—	85,000
6.85% Series J shelf notes	6/15/2009	6/15/2016	50,000	50,000
New York Life shelf notes:
5.87% Series A shelf notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B shelf notes	4/29/2008	4/29/2015	—	50,000
Capital lease obligations	Various	Various	5,537	6,310
Long-term debt			1,136,205	1,271,439
Total debt			$1,276,660	$1,275,887
As of September 30, 2014, the Company had a $975,000 committed Credit Facility with Bank of America N.A., JPMorgan Chase Bank N.A., and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the “Repurchase Program”). As of September 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility. On October 21, 2014, the Company amended the Credit Facility which increased the borrowing capacity to $990,000 and extended the maturity date to October 2019. The Company amortizes all one-time fees and third party costs associated with the execution and amendment of the Credit Facility through the maturity date.
10. Stockholders’ Equity:
The Company has 1,200,000,000 shares of authorized Class A common stock. The common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the board of directors.

Share Repurchase Program

Since May 2010, the Company has authorized repurchases of up to $1,500,000 of its common stock through its Repurchase Program, including the additional authorization of $300,000 announced on June 4, 2014. Since the introduction of share repurchase as a feature of the Company's capital management strategies in 2010, the Company has repurchased shares with an aggregate value of $1,219,680. As of September 30, 2014, the Company had $280,320 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.

During the nine months ended September 30, 2014, the Company repurchased 2,958,525 shares of common stock as part of the Repurchase Program at a weighted average price of $62.51 per share. The Company utilized cash from operations to fund these repurchases.

Treasury Stock

As of September 30, 2014, the Company’s treasury stock consisted of 378,440,138 shares of Class A common stock. During the nine months ended September 30, 2014, the Company reissued 1,063,498 shares of Class A common stock from the treasury shares at a weighted average price of $5.16 per share.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator used in basic and diluted EPS:
Income from continuing operations	$99,015	$94,894	$271,555	$255,939
Income from discontinued operations, net of tax of $0 and $1,211, and $23,365 and $4,088 for the three and nine months ended September 30, 2014 and September 30, 2013, respectively (Note 6)	—	1,547	31,117	5,218
Net income	$99,015	$96,441	$302,672	$261,157
Denominator:
Weighted average number of common shares used in basic EPS	166,187,540	168,044,100	166,504,384	168,089,919
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,334,908	4,110,453	3,311,483	4,371,041
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	169,522,448	172,154,553	169,815,867	172,460,960
The potential shares of common stock that were excluded from diluted EPS were 1,857,450 and 844,413 for the three months ended September 30, 2014 and 2013, and 1,574,984 and 601,195 for the nine months ended September 30, 2014 and 2013, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of September 30, 2014 and December 31, 2013:

	2014	2013
Foreign currency translation adjustment	$(1,587)	$(1,800)
Unrealized holding losses on available-for-sale securities, net of tax	(78)	(75)
Pension and postretirement adjustment, net of tax	(41,196)	(41,613)
Accumulated other comprehensive losses	$(42,861)	$(43,488)
The before tax and after tax amounts of other comprehensive income for the three and nine months ended September 30, 2014 and 2013 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
For the Three Months Ended September 30, 2014
Foreign currency translation adjustment	$(547)	$—	$(547)
Unrealized holding loss on available-for-sale securities before reclassifications	(72)	28	(44)
Amount reclassified from accumulated other comprehensive losses (1)	7	(3)	4
Unrealized holding loss on available-for-sale securities	(65)	25	(40)
Pension and postretirement adjustment before reclassifications	606	(315)	291
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(303)	115	(188)
Pension and postretirement adjustment	303	(200)	103
Total other comprehensive income	$(309)	$(175)	$(484)
For the Three Months Ended September 30, 2013
Foreign currency translation adjustment	$275	$—	$275
Unrealized holding gain on available-for-sale securities before reclassifications	221	(80)	141
Amount reclassified from accumulated other comprehensive income (1)	1	(3)	(2)
Unrealized holding gain on available-for-sale securities	222	(83)	139
Pension and postretirement adjustment before reclassifications	3,033	(776)	2,257
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(1,517)	592	(925)
Pension and postretirement adjustment	1,516	(184)	1,332
Total other comprehensive income	$2,013	$(267)	$1,746

	Before Tax	Tax Benefit (Expense)	After Tax
For the Nine Months Ended September 30, 2014
Foreign currency translation adjustment	$213	$—	$213
Unrealized holding loss on available-for-sale securities before reclassifications	(127)	49	(78)
Amount reclassified from accumulated other comprehensive losses (1)	122	(47)	75
Unrealized holding loss on available-for-sale securities	(5)	2	(3)
Pension and postretirement adjustment before reclassifications	1,700	(759)	941
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(850)	326	(524)
Pension and postretirement adjustment	850	(433)	417
Total other comprehensive income	$1,058	$(431)	$627
For the Nine Months Ended September 30, 2013
Foreign currency translation adjustment	$(406)	$—	$(406)
Unrealized holding loss on available-for-sale securities before reclassifications	(1,027)	397	(630)
Amount reclassified from accumulated other comprehensive income (1)	740	(285)	455
Unrealized holding loss on available-for-sale securities	(287)	112	(175)
Pension and postretirement adjustment before reclassifications	8,588	(2,799)	5,789
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(4,294)	1,654	(2,640)
Pension and postretirement adjustment	4,294	(1,145)	3,149
Total other comprehensive income	$3,601	$(1,033)	$2,568
______________________

(1)	This accumulated other comprehensive loss component, before tax, is included under “Investment income and others” in the accompanying condensed consolidated statements of operations.

(2)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12 Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
All of the Company’s outstanding stock options and restricted stock are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of September 30, 2014, there were 12,758,876 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the nine months ended September 30, 2014 and 2013 was $20,855 and $51,326, respectively.
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

The fair value of the stock options granted for the nine months ended September 30, 2014 and 2013 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2014	2013
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	20.53%	29.27%
Risk-free interest rate	1.48%	0.70%
Expected term in years	4.4	4.5
Dividend yield	—%	—%
Weighted average grant date fair value per stock option	$11.86	$15.58
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
A summary of the stock options outstanding and exercisable as of December 31, 2013 and September 30, 2014 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	9,235,320	$26.67	$360,611
Granted	1,242,428	$59.83
Exercised	(904,043)	$22.78	$35,739
Cancelled or expired	(168,261)	$55.16
Outstanding at September 30, 2014	9,405,444	$30.92	$281,922
Exercisable at September 30, 2014	7,347,925	$23.90	$271,798
Exercisable at December 31, 2013	7,169,089	$20.98	$320,766
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk common stock as of the reporting date. In accordance with ASC 718, Stock Compensation ("ASC 718"), excess tax benefit from exercised stock options and restricted stock lapsed is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the nine months ended September 30, 2014 and 2013, the Company recorded excess tax benefits of $11,876 and $44,799, respectively. The Company realized $16,665 and $81,689 of tax benefit within the Company’s quarterly tax payments through September 30, 2014 and 2013, respectively.
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

A summary of the status of the restricted stock awarded under the 2013 Incentive Plan as of December 31, 2013 and September 30, 2014 and changes during the interim period is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	396,749	$52.82
Granted	243,807	$59.82
Vested	(162,617)	$49.93
Forfeited	(34,682)	$55.45
Outstanding at September 30, 2014	443,257	$56.80
For the nine months ended September 30, 2014, certain employees had restricted stock vesting and covered the aggregate statutory minimum tax withholdings of $1,613 through a net settlement of 26,984 shares. The payment of taxes related to the vesting was recorded as a reduction to additional paid-in capital. This transaction is reflected within "Net share settlement of restricted stock awards" within cash flows from financing activities in the accompanying condensed consolidated statements of cash flows.
As of September 30, 2014, there was $47,430 of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.68 years. As of September 30, 2014, there were 2,057,519 and 443,155 nonvested stock options and restricted stock, respectively, of which 1,639,438 and 347,529 are expected to vest. The total grant date fair value of options vested during the nine months ended September 30, 2014 and 2013 was $9,686 and $13,177, respectively. The total grant date fair value of restricted stock vested during the nine months ended September 30, 2014 and 2013 was $7,213 and $5,063, respectively.
The Company’s employee stock purchase plan (“ESPP”) commenced on October 1, 2012 and offers eligible employees the opportunity to authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25 in any calendar year, to purchase shares of the Company’s common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the nine months ended September 30, 2014, the Company issued 21,255 shares of common stock at a weighted discounted price of $57.22.
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

	Pension Plan and SERP		Postretirement Plan
	2014	2013	2014	2013
For the Three Months Ended September 30,
Interest cost	$4,754	$4,462	$119	$156
Expected return on plan assets	(8,486)	(7,620)	(189)	(264)
Amortization of prior service credit	—	—	(37)	(35)
Amortization of net actuarial loss	304	1,276	36	276
Net periodic (benefit) cost	$(3,428)	$(1,882)	$(71)	$133
Employer contributions, net	$744	$445	$(543)	$238

For the Nine Months Ended September 30,
Interest cost	$14,305	$13,385	$445	$456
Expected return on plan assets	(25,457)	(22,860)	(589)	(689)
Amortization of prior service credit	—	—	(110)	(109)
Amortization of net actuarial loss	572	3,828	388	575
Net periodic (benefit) cost	$(10,580)	$(5,647)	$134	$233
Employer contributions, net	$1,011	$646	$(1,695)	$473

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
Decision Analytics: The Company develops solutions that its customers use to analyze the key processes in managing risk: ‘prediction of loss’, ‘detection and prevention of fraud’ and ‘quantification of loss’. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance and healthcare sectors. The Company discloses revenue within this segment based on the industry vertical groupings of insurance, financial services, healthcare and specialized markets.
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
Discontinued Operations: On March 11, 2014, the Company sold its mortgage services business, Interthinx, which was included in the Decision Analytics segment. Results of operations for the mortgage services business are reported as a discontinued operation for the three and nine months ended September 30, 2014, and for all prior periods presented. Refer to Note 6 for more information.
The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1.0% or more of the Company’s consolidated revenues for the three and nine months ended September 30, 2014 or 2013. No individual country outside of the U.S. accounted for 1.0% or more of total consolidated long-term assets as of September 30, 2014 or December 31, 2013.
The following table provides the Company’s revenue and EBITDA by reportable segment for the three and nine months ended September 30, 2014 and 2013, and the reconciliation of EBITDA to operating income as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2014			September 30, 2013
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$287,211	$161,454	$448,665	$256,872	$155,055	$411,927
Expenses:
Cost of revenues (exclusive of items shown separately below)	(130,059)	(50,814)	(180,873)	(106,072)	(50,234)	(156,306)
Selling, general and administrative	(38,605)	(17,559)	(56,164)	(37,151)	(19,632)	(56,783)
Investment income and others	—	(285)	(285)	(3)	228	225
EBITDA from discontinued operations	—	—	—	3,852	—	3,852
EBITDA	118,547	92,796	211,343	117,498	85,417	202,915
Depreciation and amortization of fixed assets	(16,386)	(5,565)	(21,951)	(13,426)	(3,319)	(16,745)
Amortization of intangible assets	(14,098)	(89)	(14,187)	(15,169)	(89)	(15,258)
Less: Investment income and others	—	285	285	3	(228)	(225)
EBITDA from discontinued operations	—	—	—	(3,852)	—	(3,852)
Operating income	$88,063	$87,427	$175,490	$85,054	$81,781	$166,835

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$796,143	$485,719	$1,281,862	$717,053	$461,927	$1,178,980
Expenses:
Cost of revenues (exclusive of items shown separately below)	(369,841)	(153,175)	(523,016)	(306,857)	(145,510)	(452,367)
Selling, general and administrative	(115,281)	(55,091)	(170,372)	(112,495)	(58,808)	(171,303)
Investment income and others	—	(76)	(76)	(13)	216	203
EBITDA from discontinued operations (including the gain on sale in 2014)	55,588	—	55,588	12,741	—	12,741
EBITDA	366,609	277,377	643,986	310,429	257,825	568,254
Depreciation and amortization of fixed assets	(47,515)	(14,940)	(62,455)	(36,392)	(10,327)	(46,719)
Amortization of intangible assets	(42,354)	(266)	(42,620)	(49,106)	(265)	(49,371)
Less: Investment income and others	—	76	76	13	(216)	(203)
EBITDA from discontinued operations (including the gain on sale in 2014)	(55,588)	—	(55,588)	(12,741)	—	(12,741)
Operating income	$221,152	$262,247	$483,399	$212,203	$247,017	$459,220
Operating segment revenue by type of service is provided below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Decision Analytics:
Insurance	$149,496	$140,771	$443,757	$401,105
Financial services	25,258	21,379	68,111	58,226
Healthcare	91,900	73,612	220,888	193,748
Specialized markets	20,557	21,110	63,387	63,974
Total Decision Analytics	287,211	256,872	796,143	717,053
Risk Assessment:
Industry-standard insurance programs	122,830	118,234	369,841	351,973
Property-specific rating and underwriting information	38,624	36,821	115,878	109,954
Total Risk Assessment	161,454	155,055	485,719	461,927
Total revenues	$448,665	$411,927	$1,281,862	$1,178,980
14. Related Parties:
The Company considers its Class A stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of September 30, 2014 and December 31, 2013, the Company had no transactions with related parties owning more than 5.0% of its common stock, except for transactions with the KSOP as disclosed in Note 16 Compensation Plans of our consolidated financial statements included in our 2013 10-K and the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q filing.

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
On March 11, 2014, the Company sold 100 percent of the stock of Interthinx (see Note 6 Discontinued Operations for additional details). Pursuant to the terms of the sale agreement, the Company is responsible for the resolution of these matters. In October 2014, the parties agreed to a Joint Stipulation of Settlement and Release resolving the Shaw, Dehdashtian and Nagl matters. The Joint Stipulation of Settlement and Release provides for a payment of $6,000, the majority of which is to be paid by insurance, but is subject to Preliminary and Final Approval by the United States District Court for the District of Colorado which we anticipate to occur in 2014 and 2015, respectively.

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
Mariah’s Amended Complaint arises from PCS’ provision of a Catastrophe Bulletin concerning a severe weather event (“CAT 42”) which occurred in April 2011 and AIR’s performance as the Calculation Agent. Mariah claims that PCS improperly amended its Original Catastrophe Bulletin for the April Storm by adding accurate geographic information about the CAT which under the pre-determined formula for calculating covered losses, caused AIR to conclude that the storm affected a defined Metro area so that Mariah was obligated to pay American Family the entire proceeds of $100 million. Based on the foregoing, the Amended Complaint alleges the following causes of action: (1) Breach of contract against ISO Services, Inc. and AIR Worldwide Corporation; (2) Unjust enrichment against American Family; (3) Conversion against American Family; (4) Tortious interference with contract against American Family; (5) Declaratory judgment against all defendants and; (6) Specific performance against all defendants. The Amended Complaint seeks declaratory relief, specific performance, restitution, monetary damages and attorneys’ fees. On September 30, 2014, the District Court granted the defendants’ motions to dismiss the Amended Complaint and dismissed all claims brought against the defendants with prejudice. Plaintiff has until October 31, 2014 to file its Notice of Appeal.
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
Insurance Services Office, Inc. Litigation
In October 2013, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Laurence J. Skelly and Ellen Burke v. Insurance Services Office, Inc. and the Pension Plan for Insurance Organizations. The plaintiffs, former employees of our subsidiary Insurance Services Office, Inc., or ISO, bring the action on their own behalf as participants in the Pension Plan for Insurance Organizations and on the behalf of similarly situated participants of the pension plan and ask the court to declare that a certain amendment to the pension plan as of December 31, 2001, which terminated their right to calculate and define the value of their retirement benefit under the pension plan based on their compensation levels as of immediately prior to their “retirement” (the “Unlawful Amendment”), violated the anti-cutback provisions and equitable principles of ERISA. The First Amended Class Action Complaint (the “Amended Complaint”) alleges that (1) the Unlawful Amendment of the pension plan violated Section 502(a)(1)(B) of ERISA as well as the anti-cutback rules of ERISA Section 204(g) and Section 411(d)(6) of the Internal Revenue Code; (2) ISO’s failure to provide an ERISA 204(h) notice in a manner calculated to be understood by the average pension plan participant was a violation of Sections 204(h) and 102(a) of ERISA; and (3) the Living Pension Right was a contract right under ERISA common law and that by terminating that right through the Unlawful Amendment ISO violated plaintiffs’ common law contract rights under ERISA. The Amended Complaint seeks declaratory, equitable and injunctive relief enjoining the enforcement of the Unlawful Amendment and ordering the pension plan and ISO retroactive to the date of the Unlawful Amendment to recalculate the accrued benefits of all class members, indemnification from ISO to the pension plan for costs and contribution requirements related to voiding the Unlawful Amendment, bonuses to the class representatives, costs and attorney’s fees. On September 12, 2014, the District Court granted ISO’s motion to dismiss the Amended Complaint finding that ISO provided ample, clear and sufficient notice of the 2002 Amendment to the Plan and that plaintiffs’ claims were time barred. Plaintiffs filed their Notice of Appeal on October 14, 2014.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

On August 1, 2014 the Company was served with an Amended Complaint filed in the United States District Court for the District of Colorado titled Snyder, et. al. v. ACORD Corp., et al. The action is brought by nineteen individual plaintiffs, on their own behalf and on behalf of a putative class, against more than 120 defendants, including the Company and its subsidiary, Insurance Services Office, Inc. or ISO. Except for the Company, ISO and the defendant Acord Corporation, which provides standard forms to assist in insurance transactions, most of the other defendants are property and casualty insurance companies that plaintiffs claim conspired to underpay property damage claims. Plaintiffs claim that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law. On September 8, 2014, the Court entered an Order striking the Amended Complaint and granting leave to the plaintiffs to file a new complaint. On October 13, 2014, plaintiffs filed their Second Amended Complaint that continues to allege that the defendants conspired to underpay property damage claims, but does not specifically allege what role the Company or ISO played in the alleged conspiracy. The Second Amended Complaint similarly alleges that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law, and seeks all available relief including, injunctive, statutory, actual and punitive damages as well as attorneys’ fees.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.

16. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Verisk Analytics, Inc. (the “Parent Company”) has registered senior notes (see Note 9) with full and unconditional and joint and several guarantees by certain of its 100 percent owned subsidiaries and has issued certain other unregistered debt securities with full and unconditional and joint and several guarantees by certain 100 percent owned subsidiaries which also guarantee the registered senior notes. Accordingly, presented below is the condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013. The investment in subsidiaries are presented in the condensed consolidating financial information using the equity method of accounting, to show the nature of assets held, results of operations, comprehensive income and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented. Effective as of December 31, 2013, Verisk Health, Inc. and Verisk Health Solutions, Inc., guarantors of the senior notes, merged with and into Bloodhound Technologies, Inc. ("Bloodhound"), a non-guarantor of the senior notes, pursuant to which Bloodhound (renamed Verisk Health, Inc.) was the surviving corporation. By virtue of the merger, the surviving corporation of Verisk Health, Inc. expressly assumed all of the obligations of the former Verisk Health, Inc. and Verisk Health Solutions, Inc., including the guarantee by them of the senior notes. As a result, the condensed consolidating statements of operations, statements of comprehensive income and statements of cash flows of the former Bloodhound subsidiary for the three and nine months ended September 30, 2014 were included in the financial information of the guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
As of September 30, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,313	$264,078	$148,099	$—	$432,490
Available-for-sale securities	—	3,730	—	—	3,730
Accounts receivable, net	—	131,553	57,158	—	188,711
Prepaid expenses	—	28,214	2,936	—	31,150
Intercompany receivables	710,029	805,542	219,376	(1,734,947)	—
Deferred income taxes, net	—	3,404	1,672	—	5,076
Income taxes receivable	15,004	47,020	—	(31,912)	30,112
Other current assets	5,146	7,737	1,500	—	14,383
Total current assets	750,492	1,291,278	430,741	(1,766,859)	705,652
Noncurrent assets:
Fixed assets, net	—	240,292	41,055	—	281,347
Intangible assets, net	—	61,390	345,170	—	406,560
Goodwill	—	495,746	688,628	—	1,184,374
Investment in subsidiaries	1,704,302	867,112	—	(2,571,414)	—
Pension assets	—	72,512	—	—	72,512
Other assets	6,961	19,779	515	—	27,255
Total assets	$2,461,755	$3,048,109	$1,506,109	$(4,338,273)	$2,677,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,967	$104,696	$40,625	$—	$164,288
Short-term debt and current portion of long- term debt	—	140,390	65	—	140,455
Pension and postretirement benefits, current	—	2,437	—	—	2,437
Fees received in advance	—	224,124	30,036	—	254,160
Intercompany payables	671,136	890,267	173,544	(1,734,947)	—
Income taxes payable	—	—	31,912	(31,912)	—
Total current liabilities	690,103	1,361,914	276,182	(1,766,859)	561,340
Noncurrent liabilities:
Long-term debt	1,045,668	90,224	313	—	1,136,205
Pension and postretirement benefits	—	16,012	—	—	16,012
Deferred income taxes, net	—	70,212	124,659	—	194,871
Other liabilities	—	38,897	4,391	—	43,288
Total liabilities	1,735,771	1,577,259	405,545	(1,766,859)	1,951,716
Total stockholders’ equity	725,984	1,470,850	1,100,564	(2,571,414)	725,984
Total liabilities and stockholders’ equity	$2,461,755	$3,048,109	$1,506,109	$(4,338,273)	$2,677,700

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,226	$81,095	$64,480	$—	$165,801
Available-for-sale securities	—	3,911	—	—	3,911
Accounts receivable, net	—	99,578	58,969	—	158,547
Prepaid expenses	—	22,582	3,075	—	25,657
Deferred income taxes, net	—	—	5,086	(9)	5,077
Income taxes receivable	20,045	66,274	—	(18,973)	67,346
Intercompany receivables	633,128	525,286	202,018	(1,360,432)	—
Other current assets	5,144	26,835	2,702	—	34,681
Current assets held-for-sale	—	12,421	883	521	13,825
Total current assets	678,543	837,982	337,213	(1,378,893)	474,845
Noncurrent assets:
Fixed assets, net	—	198,112	35,261	—	233,373
Intangible assets, net	—	67,407	380,211	—	447,618
Goodwill	—	493,053	688,628	—	1,181,681
Investment in subsidiaries	1,375,128	848,124	—	(2,223,252)	—
Pension assets	—	60,955	—	—	60,955
Other assets	7,789	11,356	889	—	20,034
Noncurrent assets held-for-sale	—	85,945	—	—	85,945
Total assets	$2,061,460	$2,602,934	$1,442,202	$(3,602,145)	$2,504,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,233	$102,477	$63,554	$—	$188,264
Short-term debt and current portion of long-term debt	—	4,341	107	—	4,448
Pension and postretirement benefits, current	—	2,437	—	—	2,437
Fees received in advance	—	192,524	34,057	—	226,581
Intercompany payables	446,509	793,517	120,406	(1,360,432)	—
Deferred income taxes, net	—	9	—	(9)	—
Income taxes payable	—	—	18,973	(18,973)	—
Current liabilities held-for-sale	—	8,928	—	521	9,449
Total current liabilities	468,742	1,104,233	237,097	(1,378,893)	431,179
Noncurrent liabilities:
Long-term debt	1,045,129	225,950	360	—	1,271,439
Pension and postretirement benefits	—	15,068	—	—	15,068
Deferred income taxes, net	—	70,897	127,707	—	198,604
Other liabilities	—	31,809	4,234	—	36,043
Noncurrent liabilities held-for-sale	—	4,529	—	—	4,529
Total liabilities	1,513,871	1,452,486	369,398	(1,378,893)	1,956,862
Total stockholders’ equity	547,589	1,150,448	1,072,804	(2,223,252)	547,589
Total liabilities and stockholders’ equity	$2,061,460	$2,602,934	$1,442,202	$(3,602,145)	$2,504,451

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Months Ended September 30, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$369,175	$101,017	$(21,527)	$448,665
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	151,875	50,100	(21,102)	180,873
Selling, general and administrative	—	44,756	11,833	(425)	56,164
Depreciation and amortization of fixed assets	—	18,896	3,055	—	21,951
Amortization of intangible assets	—	2,508	11,679	—	14,187
Total expenses	—	218,035	76,667	(21,527)	273,175
Operating income	—	151,140	24,350	—	175,490
Other income (expense):
Investment income and others	14	(200)	(99)	—	(285)
Interest expense	(13,636)	(3,854)	(8)	—	(17,498)
Total other expense, net	(13,622)	(4,054)	(107)	—	(17,783)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(13,622)	147,086	24,243	—	157,707
Provision for income taxes	4,998	(58,194)	(5,496)	—	(58,692)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(8,624)	88,892	18,747	—	99,015
Equity in net income of subsidiaries	107,639	15,296	—	(122,935)	—
Net income	$99,015	$104,188	$18,747	$(122,935)	$99,015

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Nine Months Ended September 30, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$1,056,146	$256,519	$(30,803)	$1,281,862
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	413,825	134,271	(25,080)	523,016
Selling, general and administrative	—	139,247	36,848	(5,723)	170,372
Depreciation and amortization of fixed assets	—	52,447	10,008	—	62,455
Amortization of intangible assets	—	7,581	35,039	—	42,620
Total expenses	—	613,100	216,166	(30,803)	798,463
Operating income	—	443,046	40,353	—	483,399
Other income (expense):
Investment income and others	34	20	(130)	—	(76)
Interest expense	(40,913)	(11,460)	(23)	—	(52,396)
Total other expense, net	(40,879)	(11,440)	(153)	—	(52,472)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(40,879)	431,606	40,200	—	430,927
Provision for income taxes	15,004	(161,896)	(12,480)	—	(159,372)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(25,875)	269,710	27,720	—	271,555
Income (loss) from discontinued operations, net of tax	—	31,356	(239)	—	31,117
Equity in net income of subsidiaries	328,547	18,674	—	(347,221)	—
Net income	$302,672	$319,740	$27,481	$(347,221)	$302,672

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Months Ended September 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$320,680	$96,599	$(5,352)	$411,927
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	113,768	44,719	(2,181)	156,306
Selling, general and administrative	—	46,565	13,389	(3,171)	56,783
Depreciation and amortization of fixed assets	—	13,091	3,654	—	16,745
Amortization of intangible assets	—	2,721	12,537	—	15,258
Total expenses	—	176,145	74,299	(5,352)	245,092
Operating income	—	144,535	22,300	—	166,835
Other income (expense):
Investment income and others	23	130	72	—	225
Interest expense	(13,638)	(5,063)	9	—	(18,692)
Total other expense, net	(13,615)	(4,933)	81	—	(18,467)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(13,615)	139,602	22,381	—	148,368
Provision for income taxes	4,996	(49,097)	(9,373)	—	(53,474)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(8,619)	90,505	13,008	—	94,894
Income from discontinued operations, net of tax	—	1,547	—	—	1,547
Equity in net income of subsidiaries	105,060	9,044	—	(114,104)	—
Net income	$96,441	$101,096	$13,008	$(114,104)	$96,441

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Nine Months Ended September 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$930,921	$262,765	$(14,706)	$1,178,980
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	331,476	127,431	(6,540)	452,367
Selling, general and administrative	—	137,074	42,395	(8,166)	171,303
Depreciation and amortization of fixed assets	—	36,608	10,111	—	46,719
Amortization of intangible assets	—	11,770	37,601	—	49,371
Total expenses	—	516,928	217,538	(14,706)	719,760
Operating income	—	413,993	45,227	—	459,220
Other income (expense):
Investment income and others	28	64	111	—	203
Interest expense	(40,914)	(17,542)	(30)	—	(58,486)
Total other expense, net	(40,886)	(17,478)	81	—	(58,283)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(40,886)	396,515	45,308	—	400,937
Provision for income taxes	15,043	(140,519)	(19,522)	—	(144,998)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(25,843)	255,996	25,786	—	255,939
Income from discontinued operations, net of tax	—	5,218	—	—	5,218
Equity in net income of subsidiary	287,000	16,909	—	(303,909)	—
Net income	$261,157	$278,123	$25,786	$(303,909)	$261,157

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three and Nine Months Ended September 30, 2014 and September 30, 2013

	Three Months Ended September 30, 2014
	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$99,015	$104,188	$18,747	$(122,935)	$99,015
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(547)	(358)	(482)	840	(547)
Unrealized holding loss on available-for-sale securities	(40)	(40)	—	40	(40)
Pension and postretirement liability adjustment	103	103	—	(103)	103
Total other comprehensive loss	(484)	(295)	(482)	777	(484)
Comprehensive income	$98,531	$103,893	$18,265	$(122,158)	$98,531

	Nine Months Ended September 30, 2014
Net income	$302,672	$319,740	$27,481	$(347,221)	$302,672
Other comprehensive income, net of tax:
Foreign currency translation adjustment	213	251	220	(471)	213
Unrealized holding loss on available-for-sale securities	(3)	(3)	—	3	(3)
Pension and postretirement liability adjustment	417	417	—	(417)	417
Total other comprehensive income	627	665	220	(885)	627
Comprehensive income	$303,299	$320,405	$27,701	$(348,106)	$303,299

	Three Months Ended September 30, 2013
Net income	$96,441	$101,096	$13,008	$(114,104)	$96,441
Other comprehensive income, net of tax:
Foreign currency translation adjustment	275	227	390	(617)	275
Unrealized holding gain on available-for-sale securities	139	139	—	(139)	139
Pension and postretirement liability adjustment	1,332	1,332	—	(1,332)	1,332
Total other comprehensive income	1,746	1,698	390	(2,088)	1,746
Comprehensive income	$98,187	$102,794	$13,398	$(116,192)	$98,187

	Nine Months Ended September 30, 2013
Net income	$261,157	$278,123	$25,786	$(303,909)	$261,157
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(406)	(401)	(212)	613	(406)
Unrealized holding loss on available-for-sale securities	(175)	(175)	—	175	(175)
Pension and postretirement liability adjustment	3,149	3,149	—	(3,149)	3,149
Total other comprehensive income (loss)	2,568	2,573	(212)	(2,361)	2,568
Comprehensive income	$263,725	$280,696	$25,574	$(306,270)	$263,725

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For The Nine Months Ended September 30, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$87	$246,766	$131,782	$—	$378,635
Cash flows from investing activities:
Acquisitions	—	(4,001)	—	—	(4,001)
Purchases of non-controlling interest in non- public companies	—	(5,000)	—	—	(5,000)
Proceeds from sale of discontinued operations	—	151,170	—	—	151,170
Investment in subsidiaries	—	(296)	—	296	—
Intercompany dividends received from subsidiaries	—	114	—	(114)	—
Repayments received from other subsidiaries	—	55,123	19,289	(74,412)	—
Advances provided to other subsidiaries	—	(3,625)	—	3,625	—
Purchases of fixed assets	—	(86,725)	(16,267)	—	(102,992)
Purchases of available-for-sale securities	—	(83)	—	—	(83)
Proceeds from sales and maturities of available- for-sale securities	—	381	—	—	381
Net cash provided by investing activities	—	107,058	3,022	(70,605)	39,475
Cash flows from financing activities:
Proceeds from the issuance of intercompany common stock	—	—	296	(296)	—
Intercompany dividends paid to parent	—	—	(114)	114	—
Repurchases of Class A common stock	—	(183,093)	—	—	(183,093)
Repayment of advances to other subsidiaries	—	(19,289)	(55,123)	74,412	—
Advances received from other subsidiaries	—	—	3,625	(3,625)	—
Excess tax benefits from exercised stock options and restricted stock awards	—	16,665	—	—	16,665
Proceeds from stock options exercised	—	20,855	—	—	20,855
Net share settlement of restricted stock awards	—	(1,613)	—	—	(1,613)
Other financing activities, net	—	(4,359)	(89)	—	(4,448)
Net cash used in financing activities	—	(170,834)	(51,405)	70,605	(151,634)
Effect of exchange rate changes	—	(7)	220	—	213
Increase in cash and cash equivalents	87	182,983	83,619	—	266,689
Cash and cash equivalents, beginning of period	20,226	81,095	64,480	—	165,801
Cash and cash equivalents, end of period	$20,313	$264,078	$148,099	$—	$432,490
Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$183,093	$183,093	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from stock options exercised	$20,855	$20,855	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For The Nine Months Ended September 30, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$28	$225,147	$161,277	$—	$386,452
Cash flows from investing activities:
Acquisitions	—	(983)	—	—	(983)
Investment in subsidiaries	—	(250)	—	250	—
Proceeds from release of acquisition related escrows	66	214	—	—	280
Repayments received from other subsidiaries	—	139,098	8,889	(147,987)	—
Advances provided to other subsidiaries	—	(47,639)	—	47,639	—
Purchases of fixed assets	—	(86,832)	(21,083)	—	(107,915)
Purchases of available-for-sale securities	—	(5,003)	—	—	(5,003)
Proceeds from sales and maturities of available- for-sale securities	—	5,825	—	—	5,825
Other investing, net	—	439	—	—	439
Net cash provided by (used in) investing activities	66	4,869	(12,194)	(100,098)	(107,357)
Cash flows from financing activities:
Repayment of current portion of long-term debt	—	(145,000)	—	—	(145,000)
Repayments of short-term debt, net	—	(10,000)	—	—	(10,000)
Proceeds from issuance of common stock	—	—	250	(250)	—
Excess tax benefits from exercised stock options and restricted stock awards	—	81,689	—	—	81,689
Repurchases of Class A common stock	—	(160,970)	—	—	(160,970)
Proceeds from stock options exercised	—	51,326	—	—	51,326
Repayments of advances to other subsidiaries	(10,009)	(8,889)	(129,089)	147,987	—
Advances received from other subsidiaries	40,000	—	7,639	(47,639)	—
Other financing activities, net	—	(5,134)	(216)	—	(5,350)
Net cash provided by (used in) financing activities	29,991	(196,978)	(121,416)	100,098	(188,305)
Effect of exchange rate changes	—	(194)	(212)	—	(406)
Increase in cash and cash equivalents	30,085	32,844	27,455	—	90,384
Cash and cash equivalents, beginning of period	128	35,571	54,120	—	89,819
Cash and cash equivalents, end of period	$30,213	$68,415	$81,575	$—	$180,203
Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$160,970	$160,970	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from stock options exercised	$51,326	$51,326	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 37.9% and 39.2% of our revenues for the nine months ended September 30, 2014 and 2013, respectively. Our Decision Analytics segment provides solutions to our customers within four vertical market-related groupings of insurance, financial services, healthcare, and specialized markets. Our Decision Analytics segment revenues represented approximately 62.1% and 60.8% of our revenues for the nine months ended September 30, 2014 and 2013, respectively.
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
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers' compensation claim with information in our databases. For the nine months ended September 30, 2014 and 2013, approximately 27.0% and 27.7%, respectively, of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Approximately 89.5% and 87.9% of the revenues in our Risk Assessment segment for the nine months ended September 30, 2014 and 2013, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 63.0% and 62.2% of the revenues in our Decision Analytics segment, for the nine months ended September 30, 2014 and 2013, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, healthcare, financial services, and specialized markets verticals.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 57.5% and 60.9% of our total expenses for the nine months ended September 30, 2014 and 2013, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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
Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of personnel costs. A portion of the other operating costs such as facilities, insurance and communications is also allocated to selling, general and administrative expenses based on the nature of the work being performed by the employee. Our selling, general and administrative expenses exclude depreciation and amortization.
Pending Acquisition

In January 2014, we entered into an agreement to acquire 100% of the stock of Eagleview Technology Corporation
(“EVT”), the parent company of Pictometry International Corp., and Eagle View Technologies, Inc. for a purchase price of $650 million, which will be funded by the Company's operating cash and borrowings from our credit facility. EVT is a provider of geo-referenced aerial image capture and visual-centric data analytics and solutions to insurers, contractors, government, and commercial customers in the United States. This acquisition is expected to advance our position in the imagery analytics market, adding new municipal and commercial customers. The transaction is expected to support the aerial imagery solution development in our Decision Analytics segment. The closing of the transaction is subject to the completion of customary closing conditions, including receipt of regulatory and shareholder approvals. On March 28, 2014, we received a request for additional information (the “Second Request”) from the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  We are continuing to work with the Federal Trade Commission and has extended the term of the Purchase Agreement to December 31, 2014.   Once the acquisition is completed, we plan to include EVT in the insurance vertical of our Decision Analytics segment.

Discontinued Operations

On March 11, 2014, we sold our mortgage services business, Interthinx. Results of operations for the mortgage services business are reported as a discontinued operation for the nine months ended September 30, 2014 and for all prior periods presented. See Note 6 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2014	2013		2014	2013
	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Decision Analytics revenues	$287,211	$256,872	11.8%	$796,143	$717,053	11.0%
Risk Assessment revenues	161,454	155,055	4.1%	485,719	461,927	5.2%
Revenues	448,665	411,927	8.9%	1,281,862	1,178,980	8.7%
Expenses:
Cost of revenues (exclusive of items shown separately below)	180,873	156,306	15.7%	523,016	452,367	15.6%
Selling, general and administrative	56,164	56,783	(1.1)%	170,372	171,303	(0.5)%
Depreciation and amortization of fixed assets	21,951	16,745	31.1%	62,455	46,719	33.7%
Amortization of intangible assets	14,187	15,258	(7.0)%	42,620	49,371	(13.7)%
Total expenses	273,175	245,092	11.5%	798,463	719,760	10.9%
Operating income	175,490	166,835	5.2%	483,399	459,220	5.3%
Other income (expense):
Investment income and others	(285)	225	(226.7)%	(76)	203	(137.4)%
Interest expense	(17,498)	(18,692)	(6.4)%	(52,396)	(58,486)	(10.4)%
Total other expense, net	(17,783)	(18,467)	(3.7)%	(52,472)	(58,283)	(10.0)%
Income before income taxes	157,707	148,368	6.3%	430,927	400,937	7.5%
Provision for income taxes	(58,692)	(53,474)	9.8%	(159,372)	(144,998)	9.9%
Income from continuing operations	99,015	94,894	4.3%	271,555	255,939	6.1%
Income from discontinued operations, net of tax (2)	—	1,547	(100.0)%	31,117	5,218	496.3%
Net Income	$99,015	$96,441	2.7%	$302,672	$261,157	15.9%
Basic net income per share:
Income from continuing operations	$0.60	$0.56	7.1%	$1.63	$1.52	7.2%
Income from discontinued operations	—	0.01	(100.0)%	0.19	0.03	533.3%
Basic net income per share	$0.60	$0.57	5.3%	$1.82	$1.55	17.4%
Diluted net income per share:
Income from continuing operations	$0.58	$0.55	5.5%	$1.60	$1.48	8.1%
Income from discontinued operations	—	0.01	(100.0)%	0.18	0.03	500.0%
Diluted net income per share	$0.58	$0.56	3.6%	$1.78	$1.51	17.9%
Weighted average shares outstanding:
Basic	166,187,540	168,044,100	(1.1)%	166,504,384	168,089,919	(0.9)%
Diluted	169,522,448	172,154,553	(1.5)%	169,815,867	172,460,960	(1.5)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Decision Analytics EBITDA	$118,547	$117,498	0.9%	$366,609	$310,429	18.1%
Risk Assessment EBITDA	92,796	85,417	8.6%	277,377	257,825	7.6%
EBITDA	$211,343	$202,915	4.2%	$643,986	$568,254	13.3%
The following is a reconciliation of net income to EBITDA:
Net income	$99,015	$96,441	2.7%	$302,672	$261,157	15.9%
Depreciation and amortization of fixed assets and intangible assets from continuing operations	36,138	32,003	12.9%	105,075	96,090	9.4%
Interest expense from continuing operations	17,498	18,692	(6.4)%	52,396	58,486	(10.4)%
Provision for income taxes from continuing operations	58,692	53,474	9.8%	159,372	144,998	9.9%
Depreciation, amortization, interest and provision for income taxes from discontinued operations	—	2,305	(100.0)%	24,471	7,523	225.3%
EBITDA	$211,343	$202,915	4.2%	$643,986	$568,254	13.3%

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
Consolidated Results of Continuing Operations
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Revenues
Revenues were $1,281.9 million for the nine months ended September 30, 2014 compared to $1,179.0 million for the nine months ended September 30, 2013, an increase of $102.9 million or 8.7%. Revenues within our Decision Analytics segment increased by $79.1 million or 11.0% and revenues in our Risk Assessment segment increased by $23.8 million or 5.2%. Revenue growth within Decision Analytics was primarily driven by an increase in our insurance revenue category, healthcare and financial services. Both categories, industry-standard insurance programs and property-specific rating and underwriting information, within Risk Assessment contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $523.0 million for the nine months ended September 30, 2014 compared to $452.4 million for the nine months ended September 30, 2013, an increase of $70.6 million or 15.6%. The increase was due to increases in salaries and employee benefits cost of $26.0 million, which includes a decrease in our pension expense of $3.9 million. Other increases were related to data and data processing costs of $36.2 million mostly within our Decision Analytics segment, rent and maintenance expenses of $6.7 million, and information technology expenses of $2.0 million. These increases were offset by a decrease in other operating expenses of $0.3 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $170.4 million for the nine months ended September 30, 2014 compared to $171.3 million for the nine months ended September 30, 2013, a decrease of $0.9 million or 0.5%. The decrease was primarily related to a decrease in salaries and employee benefits of $5.4 million, mostly related to the executive transition that took place in 2013, professional fees of $1.3 million, and other general expenses of $2.2 million. These decreases were offset by an increase in acquisition fees fees of $5.0 million, primarily related to our planned acquisition of EVT, and information technology expense of $3.0 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $62.5 million for the nine months ended September 30, 2014 compared to $46.7 million for the nine months ended September 30, 2013, an increase of $15.8 million or 33.7%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment.
Amortization of Intangible Assets
Amortization of intangible assets was $42.6 million for the nine months ended September 30, 2014 compared to $49.4 million for the nine months ended September 30, 2013, a decrease of $6.8 million or 13.7%. The decrease was primarily related to amortization of intangible assets associated with prior acquisitions that have been fully amortized.
Investment Income and Others
Investment income and others was a loss of $0.1 million for the nine months ended September 30, 2014, which was a decrease of $0.3 million from the gain for the nine months ended September 30, 2013.
Interest Expense
Interest expense was $52.4 million for the nine months ended September 30, 2014 compared to $58.5 million for the nine months ended September 30, 2013, a decrease of $6.1 million or 10.4%. The decrease is primarily due to the repayment of various private placement notes that matured in 2013.
Provision for Income Taxes
The provision for income taxes was $159.4 million for the nine months ended September 30, 2014 compared to $145.0 million for the nine months ended September 30, 2013, an increase of $14.4 million or 9.9%. The effective tax rate was 37.0% for the nine months ended September 30, 2014 compared to 36.2% for the nine months ended September 30, 2013. The effective rate for the nine months ended September 30, 2014 was higher than the September 30, 2013 effective tax rate primarily due to greater tax benefits realized from tax planning strategies, as well as favorable audit settlements and resolution of uncertain tax positions in the prior period.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 49.8% for the nine months ended September 30, 2014 compared to 45.0% for the nine months ended September 30, 2013. The discontinued operations, including the gain on sale of our mortgage services business, increased our EBITDA margin by 3.9% for the nine months ended September 30, 2014. The discontinued operations lowered our EBITDA margin by 2.1% for the nine months ended September 30, 2013.
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenues
Revenues were $448.7 million for the three months ended September 30, 2014 compared to $411.9 million for the three months ended September 30, 2013, an increase of $36.8 million or 8.9%. Revenues within our Decision Analytics segment increased by $30.3 million or 11.8% and revenues in our Risk Assessment segment increased by $6.5 million or 4.1%. Revenue growth within Decision Analytics was primarily driven by an increase in our healthcare revenue category, insurance services and financial services. Both categories, industry-standard insurance programs and property-specific rating and underwriting information, within Risk Assessment contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $180.9 million for the three months ended September 30, 2014 compared to $156.3 million for the three months ended September 30, 2013, an increase of $24.6 million or 15.7%. The increase was due to increases in salaries and employee benefits cost of $9.6 million, which includes a decrease in our pension expense of $1.2 million. Other increases were related to data and data processing costs of $14.7 million mostly within our Decision Analytics segment and rent and maintenance expenses of $1.0 million. These were offset by a decrease in other operating expenses of $0.7 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $56.2 million for the three months ended September 30, 2014 compared to $56.8 million for the three months ended September 30, 2013, a decrease of $0.6 million or 1.1%. The decrease was due to a decrease in salaries and employee benefits of $2.2 million, professional fees of $2.0 million and other general expenses of $0.2 million. These decreases were offset by an increase in acquisition fees of $2.8 million, primarily related to our pending acquisition of EVT, and information technology expense of $1.0 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $22.0 million for the three months ended September 30, 2014 compared to $16.7 million for the three months ended September 30, 2013, an increase of $5.3 million or 31.1%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment.
Amortization of Intangible Assets
Amortization of intangible assets was $14.2 million for the three months ended September 30, 2014 compared to $15.3 million for the three months ended September 30, 2013, a decrease of $1.1 million or 7.0%. The decrease was primarily related to amortization of intangible assets associated with prior acquisitions that have been fully amortized.
Investment Income and Others
Investment income and others was a loss of $0.3 million for the three months ended September 30, 2014 compared to a gain of $0.2 million for the three months ended September 30, 2013, a decrease of $0.5 million.
Interest Expense
Interest expense was $17.5 million for the three months ended September 30, 2014 compared to $18.7 million for the three months ended September 30, 2013, a decrease of $1.2 million or 6.4%. The decrease is primarily due to the repayment of various private placement notes that matured in 2013.
Provision for Income Taxes
The provision for income taxes was $58.7 million for the three months ended September 30, 2014 compared to $53.5 million for the three months ended September 30, 2013, an increase of $5.2 million or 9.8%. The effective tax rate was 37.2% for the three months ended September 30, 2014 compared to 36.0% for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was higher than the September 30, 2013 effective tax rate primarily due to greater tax benefits realized from tax planning strategies, as well as favorable audit settlements and resolution of uncertain tax positions in the prior period.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 47.1% for the three months ended September 30, 2014 compared to 46.3% for the three months ended September 30, 2013. The discontinued operations, including the gain on sale of our mortgage services business, had no effect for the three months ended September 30, 2014. The discontinued operations lowered our EBITDA margin by 2.0% for the three months ended September 30, 2013.
Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $796.2 million for the nine months ended September 30, 2014 compared to $717.1 million for the nine months ended September 30, 2013, an increase of $79.1 million or 11.0%. Our revenue by category for the periods presented is set forth below:

	Nine Months Ended September 30,		Percentage
	2014	2013	Change
(In thousands)
Insurance	$443,757	$401,105	10.6%
Financial services	68,111	58,226	17.0%
Healthcare	220,888	193,748	14.0%
Specialized markets	63,387	63,974	(0.9)%
Total Decision Analytics	$796,143	$717,053	11.0%

Our insurance revenue increased $42.7 million or 10.6%, primarily due to increases within our underwriting solutions, catastrophe modeling services, insurance fraud revenue, and loss quantification solutions. Our financial services revenue increased $9.9 million or 17.0%, primarily due to the continued demand for our analytic solutions and services within this category. Our healthcare revenue increased $27.1 million or 14.0%, primarily due to an increase in transactions within our revenue and quality intelligence solutions. Our specialized markets revenue decreased $0.6 million or 0.9% as a result of government contracts, partially offset by growth in our supply chain services and weather risk solutions.
Revenues for our Decision Analytics segment were $287.2 million for the three months ended September 30, 2014 compared to $256.9 million for the three months ended September 30, 2013, an increase of $30.3 million or 11.8%. Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage
	2014	2013	Change
(In thousands)
Insurance	$149,496	$140,771	6.2%
Financial services	25,258	21,379	18.1%
Healthcare	91,900	73,612	24.8%
Specialized markets	20,557	21,110	(2.6)%
Total Decision Analytics	$287,211	$256,872	11.8%
Our insurance revenue increased $8.7 million or 6.2%, primarily due to increases within our loss quantification solutions. Claims, catastrophe modeling, and underwriting solutions also contributed to the insurance revenue growth in the quarter. Our financial services revenue increased $3.9 million or 18.1% , primarily due to the continued demand for our analytic solutions and services within this category. Our healthcare revenue increased $18.3 million or 24.8%, primarily due to an increase in transactions within our revenue and quality intelligence and payment accuracy solutions. Our specialized markets revenue decreased $0.6 million or 2.6% as a result of lower activity related to government contracts partially offset by growth in our supply chain services.
Cost of Revenues
Cost of revenues for our Decision Analytics segment were $369.8 million for the nine months ended September 30, 2014 compared to $306.9 million for the nine months ended September 30, 2013, an increase of $62.9 million or 20.5%. This increase is primarily due to a net increase in salary and employee benefits of $22.0 million, which includes a decrease in pension expense of $0.6 million. Other increases include data and data processing costs of $35.9 million (mostly related to our healthcare services), and rent and maintenance expenses of $5.9 million. These increases were offset by a decrease in other operating expenses of $0.9 million.
Cost of revenues for our Decision Analytics segment were $130.1 million for the three months ended September 30, 2014 compared to $106.1 million for the three months ended September 30, 2013, an increase of $24.0 million or 22.6% This increase is primarily due to a net increase in salary and employee benefits of $9.5 million, which includes a decrease in pension expense of $0.2 million. Other increases include data and data processing costs of $14.9 million (mostly related to our healthcare services) and rent and maintenance expenses of $1.2 million. These increases are offset by a decrease in information technology expenses of $0.4 million and other expenses of $1.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $115.3 million for the nine months ended September 30, 2014 compared to $112.5 million for the nine months ended September 30, 2013, an increase of $2.8 million or 2.5%. The increase was primarily due to an increase in information technology expenses of $2.5 million and acquisition fees primarily related to our pending acquisition of EVT of $5.0 million. These increases were partially offset by a decrease in salaries and employee benefits of $2.0 million, professional fees of $1.6 million and in other expenses of $1.1 million.
     Selling, general and administrative expenses for our Decision Analytics segment were $38.6 million for the three months ended September 30, 2014 and $37.2 million for the nine months ended September 30, 2013, an increase of $1.4 million, or 3.9% . The increase was primarily due to an increase in information technology expenses of $0.7 million, acquisition fees primarily related to our pending acquisition of EVT of $2.8 million, and other expenses of $0.5 million. These increases were partially offset by a decrease in salaries and employee benefits of $1.3 million and professional fees of $1.3 million.

EBITDA Margin
The EBITDA margin for our Decision Analytics segment, including discontinued operations, was 45.4% for the nine months ended September 30, 2014 compared to 38.7% for the nine months ended September 30, 2013. The discontinued operations, including the gain on sale of our mortgage services business, increased our margin by 6.3% for the nine months ended September 30, 2014. The discontinued operations lowered our margin by 2.8% for the nine months ended September 30, 2013.
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $485.7 million for the nine months ended September 30, 2014 compared to $461.9 million for the nine months ended September 30, 2013, an increase of $23.8 million or 5.2%. Revenues for our Risk Assessment segment were $161.5 million for the three months ended September 30, 2014 compared to $155.0 million for the three months ended September 30, 2013, an increase of $6.5 million or 4.1%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs' solutions as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change
(In thousands)
Industry-standard insurance programs	$122,830	$118,234	3.9%	$369,841	$351,973	5.1%
Property-specific rating and underwriting information	38,624	36,821	4.9%	115,878	109,954	5.4%
Total Risk Assessment	$161,454	$155,055	4.1%	$485,719	$461,927	5.2%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $153.2 million for the nine months ended September 30, 2014 compared to $145.5 million for the nine months ended September 30, 2013, an increase of $7.7 million or 5.3%. The increase was primarily due to an increase in salaries and employee benefits costs of $4.0 million, which is net of a decrease in pension expense of $3.3 million. Other increases were related to information technology expenses of $2.0 million, data costs of $0.3 million, rent expense of $0.8 million and other general expenses of $0.6 million.
Cost of revenues for our Risk Assessment segment was $50.8 million for the three months ended September 30, 2014 compared to $50.2 million for the three months ended September 30, 2013, an increase of $0.6 million or 1.2%. The increase was primarily due to an increase in salaries and employee benefits costs $0.1 million, which is net of a decrease in pension expense of $1.0 million. Other increases were related to information technology expenses of $0.4 million, and other general expenses of $0.5 million. These increases were offset by decreases in data costs of $0.2 million and rent expense of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $55.1 million for the nine months ended September 30, 2014 and $58.8 million for the nine months ended September 30, 2013, a decrease of $3.7 million or 6.3%. There was a net decrease in salaries and employee benefits of $3.4 million primarily related to the executive transition that took place in 2013 and other general expense of $1.1 million. These decreases were partially offset by an increase in professional fees of $0.3 million and information technology expenses of $0.5 million.
Selling, general and administrative expenses for our Risk Assessment segment were $17.6 million for the three months ended September 30, 2014 compared to $19.6 million for the three months ended September 30, 2013, a decrease of $2.0 million or 10.6%. There was a net decrease in salaries and employee benefits of $0.9 million, professional fees of $0.7 million, and in other general expenses of $0.7 million. These decreases were partially offset by an increase in information technology expenses of $0.3 million.

EBITDA Margin
EBITDA margin for our Risk Assessment segment was 57.1% for the nine months ended September 30, 2014 compared to 55.8% for the nine months ended September 30, 2013. The increase in margin was primarily attributed to operating leverage in the segment as well as cost efficiencies.
Liquidity and Capital Resources
As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents and available-for-sale securities of $436.2 million and $169.7 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $975.0 million syndicated revolving credit facility, or credit facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of revenues for the nine months ended September 30, 2014 and 2013, were 8.0% and 8.5%, respectively. The increase in capital expenditures is primarily due to our investment initiatives for development of new solutions. The expected capital expenditures for the year ending December 31, 2014 will be approximately $147.0 million, which we expect to primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2014 and 2013, we repurchased $184.9 million and $162.1 million of our common stock, respectively.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations, of $1,265.7 million and $1,265.1 million at September 30, 2014 and December 31, 2013, respectively. The debt at September 30, 2014 was primarily issued under senior notes issued in 2012 and 2011.
On October 21, 2014, we amended our committed credit facility to increase from $975.0 million to $990.0 million and extended the maturity date from October 2018 to October 2019. We amortize all one-time fees and third party costs associated with the execution and amendment of this credit facility through the maturity date. We have financed and expect to finance our short-term working capital needs, stock repurchases and acquisitions through cash from operations and borrowings from our credit facility. As of September 30, 2014 and December 31, 2013, we had no outstanding borrowings under the credit facility. We did not make any borrowings during the nine months ended September 30, 2014.  As of September 30, 2014, we had $972.9 million, net of letters of credit, of borrowing capacity available under our credit facility. We expect to finance a portion of the cash purchase price of the pending EVT acquisition with borrowings from our credit facility. The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any four fiscal quarters, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.5 to 1.0. We were in compliance with all debt covenants under the credit facility as of September 30, 2014.
As of September 30, 2014, we had senior notes with an aggregate principal amount of $1,050.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our credit facility. The indenture governing the senior notes restricts our ability and our subsidiaries' ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.
We had long-term private placement loan facilities under uncommitted master shelf agreements with Prudential Capital Group and New York Life that expired on August 30, 2013 and March 16, 2013, respectively.  We did not extend these agreements. The shelf notes mature over the next two years. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.36% for the nine months ended September 30, 2014. The shelf notes contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. Our shelf notes also contain financial covenants that require that, at the end of any four fiscal quarters, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of September 30, 2014.
Cash Flow
The following table summarizes our cash flow data for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Percentage Change
	2014	2013
	(In thousands)
Net cash provided by operating activities	$378,635	$386,452	(2.0)%
Net cash provided by (used in) investing activities	$39,475	$(107,357)	136.8%
Net cash used in financing activities	$(151,634)	$(188,305)	(19.5)%
Operating Activities
Net cash provided by operating activities was $378.6 million for the nine months ended September 30, 2014 compared to $386.5 million for the nine months ended September 30, 2013. Net cash provided by operating activities was affected by the sale of our mortgage services business and the timing of excess tax benefits from exercised stock options in the first quarter of 2013.
Investing Activities
Net cash provided by investing activities was $39.5 million for the nine months ended September 30, 2014 and net cash used in investing activities was $107.4 million for the nine months ended September 30, 2013. The increase in net cash provided by investing activities was primarily due to the sale of our mortgage services business for $155.0 million on March 11, 2014.
Financing Activities
Net cash used in financing activities was $151.6 million and $188.3 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in financing activities for the nine months ended September 30, 2014 was primarily related to the repurchase of common stock of $183.1 million, partially offset by proceeds from stock option exercises and the related excess tax benefit associated with these exercises of $37.5 million. Net cash used in financing activities for the nine months ended September 30, 2013 was primarily related to the repurchase of common stock of $161.0 million and debt repayments of $155.0 million, partially offset by proceeds from stock option exercises and the related tax benefit associated with these exercises of $133.0 million.
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
Market risks at September 30, 2014 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 25, 2014.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 15 to our condensed consolidated financial statements for the nine months ended September 30, 2014 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program, or Repurchase Program, of up to $1.5 billion, including the additional authorization of $300.0 million announced on June 4, 2014. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $1.2 billion. As of September 30, 2014, we had $280.3 million remaining authorization. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Our shares repurchased for the quarter ended September 30, 2014 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2014 through July 31, 2014	—	$—	—	$346,172
August 1, 2014 through August 31, 2014	510,300	$62.11	510,300	$314,475
September 1, 2014 through September 30, 2014	539,125	$63.35	539,125	$280,320
	1,049,425		1,049,425

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: October 28, 2014	By:	/s/ Mark V. Anquillare
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