Form 10-K
period 2014-12-31
Verisk Analytics, Inc.
filed 2015-02-24
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,119,385,502 based on the closing price reported on the NASDAQ Global Select Market on such date.
The number of shares outstanding of each of the registrant’s classes of common stock, as of February 20, 2015 was:

Class	Shares Outstanding
Class A common stock $.001 par value	158,108,455
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

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
Our customers use our solutions to make better decisions about risk and opportunities with greater efficiency and discipline. We refer to these products and services as "solutions" due to the integration among our services and the flexibility that enables our customers to purchase components or the comprehensive package. These "solutions" take various forms, including data, statistical models or tailored analytics, all designed to allow our clients to make more logical decisions. We believe our solutions for analyzing risk positively impact our customers’ revenues and help them better manage their costs. In 2014, our customers included all of the top 100 Property and Casualty, or P&C, insurance providers in the U.S. for the lines of P&C services we offer, 29 of the top 30 credit card issuers in North America, the United Kingdom and Australia, as well as 9 of the top 10 health plan providers in the U.S. We believe that our commitment to our customers and the embedded nature of our solutions serve to strengthen and extend our relationships.
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
We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically pre-paid and represented approximately 72.3% of our revenues in 2014. For the year ended December 31, 2014, we had revenues of $1,746.7 million and net income of $400.0 million. For the five year period ended December 31, 2014, our revenues and net income grew at a compound annual growth rate, or CAGR, of 15.2% and 13.3%, respectively.
As further described below, results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2014 and for all prior periods presented. As necessary, the amounts have been retroactively adjusted in all periods presented to give recognition to the discontinued operations.

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
Over the past decade, we have transformed our business beyond its original functions by deepening and broadening our data assets, developing a set of integrated risk management solutions and services and addressing new markets through our Decision Analytics segment. Our expansion into analytics began when we acquired the American Insurance Services Group, or AISG, and certain operations and assets of the National Insurance Crime Bureau in 1997 and 1998, respectively. Those organizations brought to the company large databases of insurance claims, as well as expertise in detecting and preventing claims fraud. To further expand our Decision Analytics segment, we acquired AIR Worldwide, or AIR, in 2002, the technological leader in catastrophe modeling. In 2004, we entered the healthcare space by acquiring several businesses that now offer web-based analytical and reporting systems for health insurers, provider organizations and self-insured employers. In 2005, we entered the mortgage sector, acquiring the first of several businesses that provided automated fraud detection, compliance and decision support solutions for the U.S. mortgage industry, which we sold in March 2014. In 2006, to bolster our position in the insurance claims field we acquired Xactware, a leading supplier of estimating software for professionals involved in building repair and reconstruction. In 2010, we acquired 3E Company, creating a scale presence in supply chain and environmental health and safety. In 2011 and 2012, we further bolstered our healthcare solutions by acquiring Health Risk Partners, LLC, or HRP, which provides solutions to optimize revenue, improve compliance and improve quality of care for Medicare Advantage health plans and MediConnect Global, Inc. or MediConnect, which provides medical record retrieval, digitization, coding, extraction, and analysis to the healthcare and property casualty industry. Also in 2012, we acquired Argus Information & Advisory Services, LLC, or Argus, to expand our presence in providing information, competitive benchmarking, analytics, and customized services to financial institutions in the payments space globally. In 2014, we acquired Maplecroft.Net Limited, or Maplecroft; as part of our risk management and supply chain solutions business, Maplecroft will continue to deliver thorough analyses of geopolitical, societal, human rights, economic, and environmental risks for many countries in the world.
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
On March 11, 2014, we sold our mortgage services business, Interthinx, Inc., or Interthinx. From 2009 to 2011, the mortgage services business was in both Risk Assessment segment within the insurance services revenue category and Decision Analytics segment in the financial services revenue category. In 2012, we reclassified the appraisal mortgage tools from Risk Assessment to our Decision Analytics segment in the financial services revenue category. Therefore, in 2012 and 2013, the mortgage services business is within Decision Analytics segment. Results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2014 and for all prior periods presented. As necessary, the amounts have been retroactively adjusted in all periods presented to give recognition to the discontinued operations.
Our senior management team, which includes our president and chief executive officer, chief financial officer, general counsel, and six senior officers who lead our business and operational units, have been with us for an average of almost 18 years. This team has led our transformation to a successful for-profit entity, focused on growth with our U.S. P&C insurer customers and expansion into a variety of new vertical markets, including healthcare, financial services, and supply chain.
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
Industry-Standard Insurance Programs
We are the recognized leader in the U.S. for industry-standard insurance programs that help P&C insurers define coverages and issue policies. Our policy language, prospective loss cost information and policy writing rules can serve as integrated turnkey insurance programs for our customers. Insurance companies need to ensure that their policy language, rules, and rates comply with all applicable legal and regulatory requirements. Insurers must also make sure their policies remain competitive by promptly changing coverages in response to changes in statutes or case law. To meet their needs, we process and interface with state regulators in all 50 states plus the District of Columbia, Guam, Puerto Rico and the Virgin Islands approximately 3,000 regulatory filings each year ensuring smooth implementation of our rules and forms. When insurers choose to develop their own alternative programs, our industry-standard insurance programs also help regulators make sure that such insurers’ policies meet basic coverage requirements.
Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps to ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation, because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements and policy writing support language that assist our customers in understanding the risks they assume and the coverages they are offering. With these policy programs, insurers also benefit from economies of scale. We have over 120 specialized lawyers and insurance experts reviewing changes in each state’s insurance rules and regulations, including on average over 11,000 legislative bills, 1,400 regulatory actions and 2,000 court cases per year, to make any required changes to our policy language and rating information.
To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowner’s line of insurance, we maintain policy language and rules for 6 basic coverages, 248 national endorsements, and 593 state-specific endorsements. Overall, we provide policy language, prospective loss costs, policy writing rules, and a variety of other solutions for 26 lines of insurance.
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
Each year, P&C insurers send us approximately 3.0 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain a database of over 17.9 billion statistical records, including approximately 7.1 billion commercial lines records and approximately 10.8 billion personal lines records. We collect unit-transaction detail of each premium and loss record, which enhances the validity, reliability and accuracy of our data sets and our actuarial analyses. Our proprietary quality process includes over 2,500 separate checks to ensure that data meet our high standards of quality.
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
Property-Specific Rating and Underwriting Information
We gather information on individual properties and communities so that insurers can use our information to evaluate and price personal and commercial property insurance, as well as commercial liability insurance. Our property-specific rating and underwriting information allow our customers to understand, quantify, underwrite, mitigate, and avoid potential loss for commercial properties. Our database contains loss costs and other vital information on more than 3.5 million commercial buildings in the United States and also holds information on more than 6.2 million individual businesses occupying those buildings. We have a staff of more than 600 field representatives strategically located around the United States who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits over 325,000 commercial properties to collect information on new buildings and verify building attributes.
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
We have a comprehensive system used by claims adjusters and investigations professionals to process claims and fight fraud. Claims databases are one of the key tools in the fight against insurance fraud. The benefits of a single all-claims database include improved efficiency in reporting data and searching for information, enhanced capabilities for detecting suspicious claims and superior information for investigating fraudulent claims, suspicious individuals and possible fraud rings. Our database contains information on approximately 994 million claims and is the world’s largest database of P&C claims information used for claims and investigations. Insurers and other participants submit new claims, more than 199,000 a day on average, across all categories of the U.S. P&C insurance industry.
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
We also offer our customers access to wholesale and retail price lists, which include structural repair and restoration pricing for 467 separate economic areas in North America. We revise this information monthly and, in the aftermath of a major disaster, we can update the price lists as often as weekly to reflect rapid price changes. Our structural repair and cleaning database contains more than 21,000 unit-cost line items. For each line item such as smoke cleaning, water extraction and hazardous cleanup, we report time and material pricing, including labor, labor productivity rates (for new construction and restoration), labor burden and overhead, material costs, and equipment costs. We improve our reported pricing data by several methods including direct market surveys and an analysis of the actual claims experience of our customers. We estimate that about 84% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. Utilization of such a large percentage of the industry’s claims leads to accurate reporting of pricing information, which we believe is unmatched in the industry.
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
Healthcare
We offer payment accuracy solutions that help healthcare claims payors detect fraud, abuse and overpayment. Our approach combines computer-based modeling and profiling of claims with analysis performed by clinical experts. We run our customers’ claims through our proprietary analytic system to identify potential fraud, abuse and overpayment, and then a registered nurse, physician or other clinical specialist skilled in coding and reimbursement decisions reviews all suspect claims and billing patterns. This combination of system and human review is unique in the industry and we believe offers improved accuracy for paying claims. We analyze the patterns of claims produced by individual physicians, physicians’ practices, hospitals, dentists, and pharmacies to locate sources of fraud. After a suspicious source of claims is identified, our real-time analytic solutions investigate each claim individually for particular violations, including upcoding, multiple billings, services claimed but not rendered, and billing by unlicensed providers. By finding the individual claims with the most cost-recovery potential and also minimizing the number of false-positive indications of fraud, we enable the special investigation units of healthcare payors to efficiently control their claims costs while maintaining high levels of customer service to their insureds. We also offer web-based reporting tools that let payors take definitive action to prevent overpayments or payment of fraudulent claims. The tools provide the documentation that helps to identify, investigate and prevent abusive and fraudulent activity by providers.
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

Specialized Markets
We help businesses and governments better anticipate and manage climate-and weather-related risks. We prepare certain agencies and companies to anticipate, manage, react to and profit from weather and climate-related risk. We serve our clients by providing state-of-the-art research, development and analysis delivered in reports, databases and software solutions. We are dedicated to the advancement of scientific understanding of the atmospheric, climate and weather, ocean, and planetary sciences. Through research conducted by our in-house scientific staff, and often in collaboration with world-renowned scientists at academic and other research institutions, we have developed analytical tools to help measure and observe the properties of the environment and to translate these measurements into useful information to take action. In 2013, we formed the Verisk Climate division in response to customers' needs for new solutions to manage enterprise climate and environmental risks.
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
Our Growth Strategy
Over the past five years, we have grown our revenues at a CAGR of 15.2% through the successful execution of our business plan. These results reflect strong organic revenue growth, new product development and acquisitions. We have made, and continue to make, investments in people, data sets, analytic solutions, technology, and complementary businesses. The key components of our strategy include:
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

Decision Analytics Customers
In the Decision Analytics segment, we provide our P&C insurance solutions to the majority of the P&C insurers in the U.S. Specifically, our claims database serves thousands of customers, representing over 90% of the P&C insurance industry by premium volume, 27 state workers’ compensation insurance funds, 578 self-insurers, 417 third-party administrators, several state fraud bureaus, and many law-enforcement agencies involved in investigation and prosecution of insurance fraud. We estimate that about 84% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. In the U.S. healthcare industry, our customers include 9 of the top 10 health plan providers. Our customers included 29 of the top 30 credit card issuers in North America, the United Kingdom and Australia.
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
Decision Analytics Competitors
In the P&C insurance claims market and catastrophe modeling market, certain products are offered by a number of companies, including Risk Management Solutions (catastrophe modeling) and CoreLogic/MSB (property replacement value ), LexisNexis Risk Solutions (loss histories and motor vehicle records for personal lines underwriting), Solera (personal automobile underwriting) and Simbility. We believe that our P&C insurance industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against these competitors with more limited offerings. In the healthcare market, certain products are offered by a number of companies, including ViPS, Inc., OptumInsight, McKesson, Truven Health Analytics, Inovalon, and iHealth (healthcare predictive modeling and business intelligence). Competitive factors include application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and price.
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
We also add to our offerings through an active acquisition program. Since 2010, we have acquired twelve businesses, which have allowed us to enter new markets, offer new solutions and enhance the value of existing services with additional proprietary sources of data.
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
Sales, Marketing and Customer Support
We sell our products and services primarily through direct interaction with our clients. We employ a three-tier sales structure that includes salespeople, product specialists and sales support. As of December 31, 2014, we had a sales force of 268 people. Within the company, several areas have sales teams that specialize in specific products and services. These specialized sales teams sell specific, highly technical product sets to targeted markets in coordination with account management.
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
Sources of our Data
The data we use to perform our analytics and power our solutions are sourced through seven different kinds of data arrangements. First, we gather data from our customers within agreements that also permit our customers to use the solutions created upon their data. These agreements remain in effect unless the data contributor chooses to opt out and represent our primary method of data gathering. It is very rare that contributors elect not to continue providing us data. Second, we have agreements with data contributors in which we specify the particular uses of their data and provide to the data contributors their required levels of privacy, protection of data and where necessary de-identification of data. These agreements represent no cost to us and generally feature a specified period of time for the data contributions and require renewal. Third, we “mine” data found inside the transactions supported by our solutions; as an example, we utilize the claims settlement data generated inside our repair cost estimating solution to improve the cost factors used in our models. Again, these arrangements represent no cost to us and we obtain the consent of our customers to make use of their data in this way. Fourth, we source data generally at no cost from public sources including federal, state and local governments. Fifth, we gather data about the physical characteristics of commercial properties through the direct observation of our field staff that also perform property surveys at the request of, and facilitated by, property insurers. Sixth, we purchase data from data aggregators under contracts that reflect prevailing market pricing for the data elements purchased, including county tax assessor records, descriptions of hazards such as flood plains and professional licenses. Lastly, we retrieve medical records from facilities and provider locations at prevailing market prices under agreements between our insurer customers and their provider networks. In all our modes of data collection, we are the owners of whatever derivative solutions we create using the data. Our costs for data received from our customers were 1.2% and 1.3% of revenues for the years ended December 31, 2014 and 2013, respectively.
Information Technology
Technology

Our information technology systems are fundamental to our success. They are used for the storage, processing, access and delivery of the data which forms the foundation of our business and the development and delivery of our solutions provided to our clients. Much of the technology we use and provide to our customers is developed, maintained and supported by approximately 1,258 employees. We generally own or have secured ongoing rights to use for the purposes of our business all the customer-facing applications which are material to our operations. We support and implement a mix of technologies, focused on implementing the most efficient technology for any given business requirement or task.
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
Employees
As of December 31, 2014, we employed 6,170 full-time and 380 part-time employees. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Our employees include over 185 actuarial professionals, including 42 Fellows and 30 Associates of the Casualty Actuarial Society, as well as 160 Chartered Property Casualty Underwriters, 18 Certified and 22 Associate Insurance Data Managers, and 611 professionals with advanced degrees, including PhDs in mathematics and statistical modeling who review both the data and the models.

Regulation
Because our business involves the distribution of certain personal, public and non-public data to businesses and governmental entities that make eligibility, service and marketing decisions based on such data, certain of our solutions and services are subject to regulation under federal, state and local laws in the United States and, to a lesser extent, foreign countries. Examples of such regulation include the Fair Credit Reporting Act, which regulates the use of consumer credit report information; the Gramm-Leach-Bliley Act, which regulates the use of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions; the Health Insurance Portability and Accountability Act, which restricts the public disclosure of patient information and applies indirectly to companies that provide services to healthcare businesses; the Drivers Privacy Protection Act, which prohibits the public disclosure, use or resale by any state’s department of motor vehicles of personal information about an individual that was obtained by the department in connection with a motor vehicle record, except for a “permissible purpose”, and various other federal, state and local laws and regulations.
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
You should carefully consider the following risks and all of the other information set forth in this annual report on Form 10-K before deciding to invest in any of our securities. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our securities including our Class A common stock could decline due to any of these risks, and you may lose all or part of your investment.
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
Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2014, approximately 49.1% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, invoices for certain of our solutions are linked in part to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions.
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
A downturn in the insurance industry, pricing pressure or lower acceptance of our solutions by the insurance industry could result in a decline in revenues from that industry and have a material adverse effect on our financial condition, results of operations and cash flows.
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

•	paying more than fair market value for an acquired company or assets;

•	failing to integrate the operations and personnel of the acquired businesses in an efficient, timely manner;

•	assuming potential liabilities of an acquired company;

•	managing the potential disruption to our ongoing business;

•	distracting management focus from our core businesses;

•	failing to retain management at acquired company;

•	difficulty in acquiring suitable businesses, including challenges in predicting the value an acquisition will ultimately contribute to our business;

•	possibility of overpaying for acquisitions, particularly those with significant intangible assets that derive value using novel tools and/or are involved in niche markets;

•	impairing relationships with employees, customers, and strategic partners;

•	incurring expenses associated with the amortization of intangible assets particularly for intellectual property and other intangible assets;

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
We typically fund our acquisitions through our debt facilities. Although we have capacity under committed facilities, those may not be sufficient. Therefore, future acquisitions may require us to obtain additional financing through debt or equity, which may not be available on favorable terms or at all and would result in dilution.
In addition, to the extent we cannot identify or consummate, on terms acceptable to us, acquisitions that are complementary or otherwise attractive to our business, we may experience difficulty in achieving future growth.
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
Our growth and success depends upon our ability to develop and sell new solutions. If we are unable to develop new solutions, or if we are not successful in introducing and/or obtaining regulatory approval or acceptance for new solutions, or products we develop face sufficient pricing pressure to make them unattractive to pursue, we may not be able to grow our business, or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new solutions may affect market acceptance of our solutions and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new solutions, primarily due to difficulties in developing models, acquiring data and adapting to particular operating environments. Errors or defects in our solutions that are significant, or are perceived to be significant, could result in rejection of our solutions, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims.
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
If a successful claim of infringement is brought against us and we fail to develop non-infringing technologies and solutions or to obtain licenses on a timely and cost effective basis, this could materially and adversely affect our business, reputation, financial condition, operating results and cash flows.
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
Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. Members of our senior management operating team have been with us for an average of almost 18 years.
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
We participate in businesses (particularly insurance-related businesses and services) that are subject to substantial litigation, including antitrust and consumer protection litigation. In addition, our insurance specialists are in the business of providing advice on standard contract terms, which if challenged could expose us to substantial reputational harm and possible liability. We are subject to the provisions of a 1995 settlement agreement in an antitrust lawsuit brought by various state Attorneys General and private plaintiffs which imposes certain constraints with respect to insurer involvement in our governance and business. We currently are defending against putative class action lawsuits in which it is alleged that certain of our subsidiaries unlawfully have conspired with insurers with respect to their payment of insurance claims. See “Item 3. Legal Proceedings.” Our failure to successfully defend or settle such litigation could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenues and profitability. Given the nature of our business, we may be subject to similar litigation in the future. Even if the direct financial impact of such litigation is not material, settlements or judgments arising out of such litigation could include further restrictions on our ability to conduct business, including potentially the elimination of entire lines of business, which could increase our cost of doing business and limit our prospects for future growth.
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
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive. As of December 31, 2014, our ten largest shareholders owned 48.7% of our Class A common stock including 7.4% of our Class A common stock owned by our Employee Stock Ownership Plan or ESOP. Such stockholders are able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.
Pursuant to our equity incentive plans, options to purchase approximately 8,986,583 shares of Class A common stock were outstanding as of February 20, 2015. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.
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
In addition, Section 203 of the Delaware General Corporation Law may inhibit potential acquisition bids for us. As a public company, we are subject to Section 203, which regulates corporate acquisitions and limits the ability of a holder of 15.0% or more of our stock from acquiring the rest of our stock. Under Delaware law, a corporation may opt out of the anti-takeover provisions, but we do not intend to do so.
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

Item 1B.	Unresolved Staff Comments
Not Applicable.

Item 2.	Properties
Our headquarters are in Jersey City, New Jersey. As of December 31, 2014, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	390,991	December 31, 2033
Lehi, Utah	200,000	February 15, 2024
South Jordan, Utah	115,801	August 31, 2025
Boston, Massachusetts	69,806	November 30, 2020
White Plains, New York	50,511	August 31, 2021
We also lease offices in 16 states in the United States, and offices outside the United States to support our international operations in Brazil, Canada, China, Denmark, England, Germany, India, Israel, Japan, Nepal, and Singapore.
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
Interthinx, Inc. Litigation
On May 13, 2013, we were served with a putative class action titled Celeste Shaw v. Interthinx, Inc., Verisk Analytics, Inc. and Jeffrey Moyer. The plaintiff is a current employee of our former subsidiary Interthinx, Inc. based in Colorado, who filed the class action in the United States District Court for the District of Colorado on behalf of all fraud detection employees who have worked for Interthinx for the last three years nationwide and who were classified as exempt employees. The class complaint claims that the fraud detection employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. It pleads three causes of action against defendants: (1) Collective Action under section 216(b) of the Fair Labor Standards Act for unpaid overtime (nationwide class); (2) A Fed. R. Civ. P. 23 class action under the Colorado Wage Act and Wage Order for unpaid overtime and (3) A Fed. R. Civ. P. 23 class action under Colorado Wage Act for unpaid commissions/nondiscretionary bonuses (Colorado class). The complaint seeks compensatory damages, penalties that are associated with the various statutes, declaratory and injunctive relief interest, costs and attorneys’ fees.
On July 2, 2013, we were served with a putative class action titled Shabnam Shelia Dehdashtian v. Interthinx, Inc. and Verisk Analytics, Inc. in the United States District Court for the Central District of California. The plaintiff, Shabnam Shelia Dehdashtian, a former mortgage auditor at our former subsidiary Interthinx, Inc. in California, filed the class action on behalf of all persons who have been employed by Interthinx as auditors, mortgage compliance underwriters and mortgage auditors nationwide at any time (i) within 3 years prior to the filing of this action until trial for the Fair Labor Standards Act (FLSA) class and (ii) within 4 years prior to the filing of the initial complaint until trial for the California collective action. The class complaint claims that the defendants failed to pay overtime compensation, to provide rest and meal periods, waiting time penalties and to provide accurate wage statements to the plaintiffs as required by federal and California law. It pleads seven causes of action against defendants: (1) Failure to pay overtime compensation in violation of the FLSA for unpaid overtime (nationwide class); (2) Failure to pay overtime compensation in violation of Cal. Lab. Code sections 510, 1194 and 1198 and IWC Wage Order No. 4; (3) Failure to pay waiting time penalties in violation of Cal. Lab. Code sections 201-203; (4) Failure to provide itemized wage statements in violation of Cal. Lab. Code section 226 and IWC Order No. 4; (5) Failure to provide and or authorize meal and rest periods in violation of Cal. Lab. Code section 226.7 and IWC Order No. 4; (6) Violation of California Business and Professions Code sections 17200 et seq; and (7) a Labor Code Private Attorney General Act (PAGA) Public enforcement claim, Cal. Lab. Code section 2699 (California class). The complaint seeks compensatory damages, penalties that are associated with the various statutes, equitable and injunctive relief, interest, costs and attorneys’ fees.
On October 14, 2013, we received notice of a claim titled Dejan Nagl v. Interthinx Services, Inc. filed in the California Labor and Workforce Development Agency. The claimant, Dejan Nagl, a former mortgage auditor at our former subsidiary Interthinx, Inc. in California, filed the claim on behalf of himself and all current and former individuals employed in California as auditors by Interthinx, Inc. for violations of the California Labor Code and Wage Order. The claimant alleges on behalf of himself and other auditors the following causes of action: (1) Failure to provide rest breaks and meal periods in violation of Cal. Lab. Code sections 226.7, 514 and 1198; (2) Failure to pay overtime wages in violation of Cal. Lab. Code sections 510 and 1194; (3) Failure to provide accurate wage statements in violation of Cal. Lab. Code section 226; (4) Failure to timely pay wages in violation of Cal. Lab. Code section 204; and (5) Failures to timely pay wages for violations of Cal. Lab. Code sections 201- 203. The claim seeks compensatory damages and penalties that are associated with the various statutes, costs and attorneys’ fees.
On March 11, 2014, we sold 100 percent of the stock of Interthinx (see Note 6 Discontinued Operations for additional details). Pursuant to the terms of the sale agreement, we are responsible for the resolution of these matters. In October 2014, the parties agreed to a Joint Stipulation of Settlement and Release resolving the Shaw, Dehdashtian and Nagl matters which provides for a payment of $6.0 million, the majority of which is to be paid by insurance. The United States District Court for the District of Colorado granted Preliminary Approval of the Joint Stipulation of Settlement and Release on November 21, 2014 and scheduled the Final Fairness Hearing for April 3, 2015.
Mariah Re Litigation

On July 8, 2013, we were served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Mariah Re LTD. v. American Family Mutual Insurance Company, ISO Services, Inc. and AIR Worldwide Corporation, which was amended by the plaintiff on October 18, 2013 (the “Amended Complaint”). Plaintiff Mariah is a special purpose vehicle established to provide reinsurance to defendant American Family Insurance. Mariah entered into contracts with our ISO Services, Inc. and AIR Worldwide Corporation subsidiaries, pursuant to which, among other things, Mariah (i) licensed the right to utilize information published in Catastrophe Bulletins issued by the Property Claims Services division of ISO Services, Inc. and (ii) engaged AIR Worldwide Corporation as Calculation Agent to compute certain reinsured losses. The Amended Complaint alleges the following causes of action: (1) breach of contract against ISO Services, Inc, AIR Worldwide Corporation, and American Family; (2) unjust enrichment against American Family; (3) conversion against American Family; (4) tortious interference with contract against American Family; (5) declaratory judgment against all defendants and (6) specific performance against all defendants. The Amended Complaint seeks declaratory relief, specific performance, restitution, monetary damages and attorneys’ fees.

On November 20, 2013, the three defendants filed motions to dismiss the Amended Complaint.

On September 30, 2014, the District Court granted defendants’ motions and dismissed the Amended Complaint in its entirety, with prejudice. Mariah filed a Notice of Appeal on October 28, 2014. Briefing of the appeal was completed on February 13, 2015.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.
MediConnect Global, Inc. Litigation
On October 11, 2013, we were served with a summons and complaint in an action titled Naveen Trehan v. MediConnect Global, Inc., Amy Anderson and Verisk Health, Inc. filed on October 9, 2013 in the United States District Court for the District of Utah. The complaint, brought by a former minority shareholder of our subsidiary, MediConnect Global, Inc., arises from MediConnect’s buyout of Naveen Trehan and his family members’ shares on October 15, 2010. Plaintiff claims that the sale of the shares was based on MediConnect’s representations concerning third parties that had expressed interest in an acquisition, merger or investment in MediConnect at that time. Plaintiff claims that MediConnect did not disclose us, which purchased MediConnect on March 23, 2012, as a possible suitor. The complaint alleges four causes of action: (1) Breach of fiduciary duty against MediConnect and Amy Anderson for failure to disclose our interest in acquiring, merging with or investing in MediConnect prior to the buyout of his shares; (2) Fraud against  Amy Anderson and MediConnect for intentionally providing false information to plaintiff with the purpose of inducing him to agree to sell his shares at an artificially low price; (3) Negligent misrepresentation against Amy Anderson and MediConnect for their negligent failure to discover and disclose our interest in acquiring MediConnect prior to the buyout of plaintiff’s shares and (4) a Violation of SEC Rule 10b-5 against Amy Anderson and MediConnect for defrauding plaintiff and failing to disclose material information in connection with the sale of securities.  The complaint seeks joint and several recovery from Amy Anderson and MediConnect for compensatory damages, punitive damages, and disgorgement of all profits earned through the investment of plaintiff’s funds, attorneys’ fees, interest and an order from the court that plaintiff’s funds be held in a constructive trust.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Insurance Services Office, Inc. Litigation
In October 2013, we were served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Laurence J. Skelly and Ellen Burke v. Insurance Services Office, Inc. and the Pension Plan for Insurance Organizations. The plaintiffs, former employees of our subsidiary Insurance Services Office, Inc., or ISO, bring the action on their own behalf as participants in the Pension Plan for Insurance Organizations and on the behalf of similarly situated participants of the pension plan and ask the court to declare that a certain amendment to the pension plan as of December 31, 2001, which terminated their right to calculate and define the value of their retirement benefit under the pension plan based on their compensation levels as of immediately prior to their “retirement”, or the Unlawful Amendment, violated the anti-cutback provisions and equitable principles of ERISA. The First Amended Class Action Complaint, or the Amended Complaint, alleges that (1) the Unlawful Amendment of the pension plan violated Section 502(a)(1)(B) of ERISA as well as the anti-cutback rules of ERISA Section 204(g) and Section 411(d)(6) of the Internal Revenue Code; (2) ISO’s failure to provide an ERISA 204(h) notice in a manner calculated to be understood by the average pension plan participant was a violation of Sections 204(h) and 102(a) of ERISA; and (3) the Living Pension Right was a contract right under ERISA common law and that by terminating that right through the Unlawful Amendment ISO violated plaintiffs’ common law contract rights under ERISA. The Amended Complaint seeks declaratory, equitable and injunctive relief enjoining the enforcement of the Unlawful Amendment and ordering the pension plan and ISO retroactive to the date of the Unlawful Amendment to recalculate the accrued benefits of all class members, indemnification from ISO to the pension plan for costs and contribution requirements related to voiding the Unlawful Amendment, bonuses to the class representatives, costs and attorney’s fees. On September 12, 2014, the District Court granted ISO’s motion to dismiss the Amended Complaint finding that ISO provided ample, clear and sufficient notice of the 2002 Amendment to the Plan and that plaintiffs’ claims were time barred. Plaintiffs filed their Notice of Appeal on October 14, 2014 and all briefing of the appeal is complete.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

On August 1, 2014 we were served with an Amended Complaint filed in the United States District Court for the District of Colorado titled Snyder, et. al. v. ACORD Corp., et al. The action is brought by nineteen individual plaintiffs, on their own behalf and on behalf of a putative class, against more than 120 defendants, including us and our subsidiary, Insurance Services Office, Inc. or ISO. Except for us, ISO and the defendant Acord Corporation, which provides standard forms to assist in insurance transactions, most of the other defendants are property and casualty insurance companies that plaintiffs claim conspired to underpay property damage claims. Plaintiffs claim that we and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law. On September 8, 2014, the Court entered an Order striking the Amended Complaint and granting leave to the plaintiffs to file a new complaint. On October 13, 2014, plaintiffs filed their Second Amended Complaint that continues to allege that the defendants conspired to underpay property damage claims, but does not specifically allege what role we or ISO played in the alleged conspiracy. The Second Amended Complaint similarly alleges that we and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law, and seeks all available relief including, injunctive, statutory, actual and punitive damages as well as attorneys’ fees.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. Our common stock was first publicly traded on October 7, 2009. As of February 20, 2015, the closing price of our Class A common stock was $67.80 per share, as reported by the NASDAQ Global Select Market. As of February 20, 2015, there were approximately 33 Class A stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders for Class A, because a large portion of Class A common stock is held in “street name” by brokers.
We have not paid or declared any cash dividends on our Class A common stock during the two most recent fiscal years and we currently do not intend to pay dividends on our Class A common stock. We do have a publicly announced share repurchase plan and have repurchased 45,222,306 shares since our IPO. As of December 31, 2014, we had 386,089,811 shares of treasury stock.
The following table shows the quarterly range of the closing high and low per share sales prices for our common stock as reported by the NASDAQ Global Select Market for the years ending December 31:

	2014		2013
	High	Low	High	Low
Fourth Quarter	$65.15	$59.07	$68.74	$61.27
Third Quarter	$64.77	$59.42	$66.53	$60.47
Second Quarter	$61.79	$56.55	$61.29	$57.70
First Quarter	$66.05	$59.87	$61.62	$52.98

Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested in our Class A common stock, with the cumulative total return (assuming reinvestment of dividends) on $100 invested in each of the NASDAQ Composite Index, S&P 500 Index and an aggregate of peer issuers in the information industry since December 31, 2009. The peer issuers used for this graph are Dun & Bradstreet Corporation, Equifax Inc., Factset Research Systems Inc., Fair Isaac Corporation, IHS Inc, Morningstar, Inc., MSCI Inc., and Solera Holdings, Inc. Each peer issuer was weighted according to its respective market capitalization on December 31, 2009.
COMPARISON OF CUMULATIVE TOTAL RETURN
Assumes $100 Invested on December 31, 2009
Assumes Dividend Reinvested
Fiscal Year Ended December 31, 2014

Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during 2014.
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program, or Repurchase Program, up to $2.0 billion, including a $500.0 million accelerated share repurchase program, or ASR Program, announced on December 16, 2014. Excluding the ASR Program, $189.8 million remains available as of December 31, 2014. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Our shares repurchased for the quarter ended December 31, 2014 is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1, 2014 through October 31, 2014	691,260	$60.10	691,260	$238,772
November 1, 2014 through November 30, 2014	479,830	$62.79	479,830	$208,645
December 1, 2014 through December 31, 2014	6,672,472	$62.77	6,672,472	$189,807
	7,843,562		7,843,562
In connection with the ASR program, we paid the aggregate purchase price in December 2014 and received an initial delivery of 6,372,472 common shares at a price of $62.77 per share, representing approximately $400.0 million of the aggregate purchase price. As of December 31, 2014, the shares associated with the remaining portion of the aggregate purchase price have not yet been settled. We anticipate that all repurchases under the ASR Program will be completed no later than the final settlement in June 2015, at which time we may be entitled to receive additional common shares or, under certain limited circumstances, be required to deliver shares to the counterparties or, at our election, pay cash to the counterparties.

Item 6.	Selected Financial Data
The following selected historical financial data should be read in conjunction with, and are qualified by reference to, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from consolidated financial statements that are not included in this annual report on Form 10-K. Results for the year ended December 31, 2014 are not necessarily indicative of results that may be expected in any other future period.
Between January 1, 2010 and December 31, 2014, we acquired 12 businesses, which may affect the comparability of our consolidated financial statements. Our consolidated financial statements have been retroactively adjusted in all periods presented to give recognition to the discontinued operations of our mortgage services business. The following table sets forth our statement of operations for the years ended December 31:

	2014	2013	2012	2011	2010
	(In thousands, except for share and per share data)
Revenues:
Decision Analytics	$1,096,074	$977,427	$828,342	$639,100	$461,743
Risk Assessment	650,652	618,276	579,506	552,293	530,542
Revenues	1,746,726	1,595,703	1,407,848	1,191,393	992,285
Expenses:
Cost of revenues	716,598	622,523	516,708	440,979	376,270
Selling, general and administrative	227,306	228,982	220,068	199,495	157,596
Depreciation and amortization of fixed assets	85,506	66,190	46,637	40,135	35,835
Amortization of intangible assets	56,870	63,741	52,207	32,985	25,202
Acquisition related liabilities adjustment (1)	—	—	—	(3,364)	(544)
Total expenses	1,086,280	981,436	835,620	710,230	594,359
Operating income	660,446	614,267	572,228	481,163	397,926
Other income (expense):
Investment income and others	158	609	106	879	374
Interest expense	(69,984)	(76,136)	(72,508)	(53,847)	(34,664)
Total other expense, net	(69,826)	(75,527)	(72,402)	(52,968)	(34,290)
Income before income taxes from continuing operations	590,620	538,740	499,826	428,195	363,636
Provision for income taxes	(219,755)	(196,426)	(182,363)	(165,739)	(148,235)
Income from continuing operations	370,865	342,314	317,463	262,456	215,401
Income from discontinued operations, net of tax (2)	29,177	6,066	11,679	20,302	27,151
Net income	$400,042	$348,380	$329,142	$282,758	$242,552
Basic net income per share
Income from continuing operations	$2.24	$2.04	$1.91	$1.58	$1.21
Income from discontinued operations	0.17	0.03	0.07	0.12	0.15
Basic net income per share	$2.41	$2.07	$1.98	$1.70	$1.36
Diluted net income per share
Income from continuing operations	$2.20	$1.99	$1.85	$1.51	$1.16
Income from discontinued operations	0.17	0.03	0.07	0.12	0.14
Diluted net income per share	$2.37	$2.02	$1.92	$1.63	$1.30
Weighted average shares outstanding:
Basic	165,823,803	168,031,412	165,890,258	166,015,238	177,733,503
Diluted	169,132,423	172,276,360	171,709,518	173,325,110	186,394,962

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance for the years ended December 31:

	2014	2013	2012	2011	2010
	(In thousands)
Other data:
EBITDA (3):
Decision Analytics EBITDA	$489,798	$413,342	$379,655	$305,837	$240,623
Risk Assessment EBITDA	368,770	346,931	316,260	287,050	268,817
EBITDA	$858,568	$760,273	$695,915	$592,887	$509,440
The following is a reconciliation of net income to EBITDA:
Net income	$400,042	$348,380	$329,142	$282,758	$242,552
Depreciation and amortization of fixed and intangible assets from continuing operations	142,376	129,931	98,844	73,120	61,037
Interest expense from continuing operations	69,984	76,136	72,508	53,847	34,664
Provision for income taxes from continuing operations	219,755	196,426	182,363	165,739	148,235
Depreciation, amortization, interest and provision for income taxes from discontinued operations	26,411	9,400	13,058	17,423	22,952
EBITDA	$858,568	$760,273	$695,915	$592,887	$509,440
The following table sets forth our consolidated balance sheet data as of the years ended December 31:

	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$39,359	$165,801	$89,819	$191,603	$54,974
Total assets	$2,345,330	$2,504,451	$2,360,336	$1,541,106	$1,217,090
Total debt (4)	$1,436,932	$1,275,887	$1,461,425	$1,105,886	$839,543
Stockholders’ equity (deficit) (5)	$211,043	$547,589	$255,591	$(98,490)	$(114,442)

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

(2)	On March 11, 2014, we sold our mortgage services business. See Note 10 of our consolidated financial statements included in this annual report on Form 10-K.

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

(5)
Subsequent to our corporate reorganization on October 6, 2009, share repurchases are recorded as treasury stock within stockholders’ equity (deficit), as we intend to reissue shares from treasury stock in the future. For the years ended December 31, 2014 and 2013, we repurchased $675.4 million and $278.9 million, respectively, of treasury stock.

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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 37.2% and 38.7% of our revenues for the years ended December 31, 2014 and 2013, respectively. Effective December 31, 2012, we combined the statistical agency and data services and actuarial services into industry-standard insurance programs within our Risk Assessment segment. Our Decision Analytics segment provides solutions our customers use to analyze the processes of the Verisk Risk Analysis Framework: Prediction of Loss, Detection and Prevention of Fraud, and

Quantification of Loss. Our Decision Analytics segment revenues represented approximately 62.8% and 61.3% of our revenues for the years ended December 31, 2014 and 2013, respectively.
In January 2014, we entered into an agreement to acquire 100% of the stock of Eagleview Technology Corporation, or EVT, the parent company of Pictometry International Corp., and Eagle View Technologies, Inc. for a net cash purchase price of $650 million, which would have been funded by the Company's operating cash and borrowings from our credit facility. EVT is a provider of geo-referenced aerial image capture and visual-centric data analytics and solutions to insurers, contractors, government, and commercial customers in the United States. On December 16, 2014, we ended our efforts to acquire EVT following the vote by the Federal Trade Commission, or FTC, to challenge the transaction.

On March 11, 2014, we sold our mortgage services business, Interthinx, Inc., or Interthinx. From 2009 to 2011, the mortgage services business was in both Risk Assessment segment within the insurance services revenue category and Decision Analytics segment in the financial services revenue category. In 2012, we reclassified the appraisal mortgage tools from Risk Assessment to our Decision Analytics segment in the financial services revenue category. Therefore, in 2012 and 2013, the mortgage services business is within Decision Analytics segment. Results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2014 and for all prior periods presented. See Note 10 of our consolidated financial statements included in this annual report on Form 10-K. As necessary, the amounts have been retroactively adjusted in all periods presented to give recognition to the discontinued operations.
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
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For the years ended December 31, 2014 and 2013, 27.7% and 26.4% of our revenues, respectively, were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Approximately 89.6% and 88.2% of the revenues in our Risk Assessment segment for the years ended December 31, 2014 and 2013, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 61.9% and 64.4% of the revenues in our Decision Analytics segment, for the years ended December 31, 2014 and 2013, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, customer bases are within the insurance, healthcare, financial services and specialized markets verticals.

Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 56.8% and 59.7% of our total expenses for the years ended December 31, 2014 and 2013, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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
A significant change in property/casualty insurers’ profitability could positively or negatively affect demand for our solutions. For insurers, the keys to profitability include investment income and premium growth.  Investment income remains under pressure as a result of low interest rates. Growth in property/casualty insurers’ direct written premiums is cyclical, with total industry premium growth receding from a peak of 14.8% in 2002 to a trough of negative 3.1% in 2009 and subsequently recovering to 4.4% in 2012 and then receding to 4.3% in 2013 and 3.8% through nine-months 2014. Based on our experience, insurers more closely scrutinize their spending in periods of more challenging growth.  In recent years, we have signed multi-year contracts with certain customers, and pricing is fixed at the beginning of each multi-year period; pricing for other customers is still linked to prior years' premiums.
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
Trends in the U.S. healthcare market can affect a portion of our revenues in the Decision Analytics segment. That market is undergoing significant change as the result of healthcare reform legislation. The specific trends we see affecting our current healthcare business include payment reform, expansion of insurance coverage, and efforts at cost containment. Payment reform will likely drive the market to value-based reimbursement and require healthcare providers to bear increased financial risk and responsibility for quality outcomes. The expansion of insurance eligibility will increase Medicaid rolls and promote participation in statewide health exchanges. And as the government seeks to control fraud, waste, and abuse, efforts to contain costs will likely become more prevalent. Although such changes have the potential to disrupt the healthcare marketplace, we believe the requirements for reform could increase demand for our analytic solutions in the areas of population management, quality measurement provider/payer risk sharing and value-based payment management, Medicare Advantage revenue management and compliance, risk adjustment, and detection of prepayment fraud and abuse. We experience seasonality in our Medicare Advantage business tied to third and fourth quarters of our fiscal year, related to CMS deadlines.

U.S. and global market trends can influence the revenue composition and growth trajectory of our financial services vertical.  Recent focus of global regulators on Basel-III compliance and US regulators on compliance to recently adopted 2009 Dodd-Frank laws on anti-money laundering, stress testing and capital adequacy have led to a significant shift of our data-hosting solution toward the meeting of those specific needs of our bank clients.  We expect that a rising interest rate environment is likely to put a significant margin pressure on our bank clients, and can resultantly impact their marketing budgets for growth. However, a strengthening American economy is likely to spur increased lending and could likely offset some of that budgetary risk. Trends associated with the strengthening U.S. dollar relative to several other international currencies (U.K., Canadian, Australian and New Zealand) is putting a downward pressure on our revenues from bank clients from overseas markets.  Lastly, a longer term shift of advertising spend from TV and radio toward digital media has resulted in a greater opportunity for our partnerships and media effectiveness line of businesses.
Description of Acquisitions
We acquired seven businesses since January 1, 2012. As a result of these acquisitions, our consolidated results of operations may not be comparable between periods.
On December 8, 2014, we acquired 100% of the stock of Maplecroft.Net Limited, or Maplecroft. Using a proprietary data aggregation and analytical approach, Maplecroft enables its customers to assess, monitor, and forecast a growing range of worldwide risks, including geopolitical and societal risks. Within our Decision Analytics segment, this acquisition positions us as a provider of value chain optimization tools, providing comprehensive quantitative risk analytics and platforms by which customers can visualize, quantify, mitigate, and manage their risk. Maplecroft is headquartered in Bath, England. See Note 9. to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchases price allocations.
On October 31, 2014, we acquired the net assets of Dart Consulting Limited, or Dart. Dart is a provider of benchmarking and advisory solutions to financial services institutions in Australia, New Zealand, and other key Asia-Pacific markets. As part of our Decision Analytics segment, Dart provides benchmarking solutions and professional services critical to financial services institutions in the management of lending and payment portfolios.
On January 29, 2014, we acquired the net assets of Inovatus, LLC, or Inovatus. The assets primarily consisted of software and are embedded in our existing models focusing on reducing fraud and premium leakage for personal auto insurance carriers. The technology is included in our Decision Analytics segment as part of its solutions to leverage data and analytics to help insurance companies improve results.
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

Description of Discontinued Operations

On March 11, 2014, we sold our mortgage services business, Interthinx, for a price of $151.2 million. Results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2014 and for all prior periods presented. See Note 10 to our consolidated financial statements included in this annual report on Form 10-K.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Consolidated Results of Continuing Operations
Revenues
Revenues were $1,746.7 million for the year ended December 31, 2014 compared to $1,595.7 million for the year ended December 31, 2013, an increase of $151.0 million or 9.5%. In December 2014, we acquired Maplecroft within our Decision Analytics segment, a recent acquisition. Maplecroft provided an increase of $0.6 million in revenues for the year ended December 31, 2014. Excluding this recent acquisition, revenues increased $150.4 million or 9.4%. Revenue growth within Decision Analytics was primarily driven by our financial services, healthcare, and insurance categories. Both categories, industry-standard insurance programs and property-specific rating and underwriting information, within Risk Assessment contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $716.6 million for the year ended December 31, 2014 compared to $622.5 million for the year ended December 31, 2013, an increase of $94.1 million or 15.1%. Our recent acquisition of Maplecroft within the Decision Analytics segment, accounted for an increase of $0.5 million in cost of revenues for the year ended December 31, 2014 which were primarily related to salaries and employee benefits. Excluding the impact of our recent acquisition, our cost of revenues increased $93.6 million or 15.0%. The increase was primarily due to increases in salaries and employee benefits cost of $38.1 million. Other increases include data costs and data processing fees of $46.3 million (mostly related to our Decision Analytics segment), rent expense of $8.2 million, and information technology expense of $1.5 million. These are offset by a decrease in other operating costs of $0.5 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $227.3 million for the year ended December 31, 2014 compared to $229.0 million for the year ended December 31, 2013, a decrease of $1.7 million or 0.7%. Excluding costs associated with our recent acquisition of $0.1 million, SGA decreased $1.8 million or 0.8%. The decrease was primarily due to lower salaries and employee benefits of $7.3 million mostly related to the executive transition that took place in 2013, travel expenses of $0.9 million, and a decrease in other general expenses of $2.5 million. These decreases were offset by an increase in professional fees of $4.6 million, primarily related to our attempted acquisition of EVT, and information technology expense of $4.3 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $85.5 million for the year ended December 31, 2014 compared to $66.2 million for the year ended December 31, 2013, an increase of $19.3 million or 29.2%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment. The majority of the increase relates to software and hardware costs to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $56.9 million for the year ended December 31, 2014 compared to $63.7 million for the year ended December 31, 2013, a decrease of $6.8 million or 10.8%. The decrease was primarily related to intangible assets associated with prior acquisitions that have been fully amortized.
Investment Income and Others
Investment income and others, was a gain of $0.2 million for the year ended December 31, 2014 as compared to a gain of $0.6 million for the year ended December 31, 2013, a decrease of $0.4 million.
Interest Expense
Interest expense was $70.0 million for the year ended December 31, 2014 compared to $76.1 million for the year ended December 31, 2013, a decrease of $6.1 million or 8.1%. The decrease was primarily due to the repayment of the private placement debt of $180.0 million during 2013, consisting of $45.0 million that matured in April 2013, $100.0 million that matured in August 2013 and $35.0 million that matured in October 2013.
Provision for Income Taxes
The provision for income taxes was $219.8 million for the year ended December 31, 2014 compared to $196.4 million for the year ended December 31, 2013, an increase of $23.4 million or 11.9%. The effective tax rate was 37.2% for the year ended December 31, 2014 compared to 36.5% for the year ended December 31, 2013.
EBITDA Margin
The EBITDA margin for our consolidated results including discontinued operations, was 48.8% for the year ended December 31, 2014 compared to 44.6% for the year ended December 31, 2013. The discontinued operations including the gain on the sale of our mortgage services business increased our margin by 2.8% for the year ended December 31, 2014.
Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $1,096.1 million for the year ended December 31, 2014 compared to $977.4 million for the year ended December 31, 2013, an increase of $118.7 million or 12.1%. Our recent acquisition accounted for an increase of $0.6 million in revenues for the year ended December 31, 2014. Excluding Maplecroft, our Decision Analytics revenue increased $118.1 million or 12.1%. As described, our results in the Decision Analytics segment do not include the discontinued operations of our mortgage services business, which was part of our financial services vertical.
Our revenue by category for the periods presented is set forth below for the years ended December 31:

	2014	2013	Percentage Change
	(In thousands)
Insurance	$598,757	$539,150	11.1%
Financial services	96,763	81,113	19.3%
Healthcare	315,628	271,538	16.2%
Specialized markets	84,926	85,626	(0.8)%
Total Decision Analytics	$1,096,074	$977,427	12.1%
Our insurance revenue increased $59.6 million or 11.1% primarily due to an increase within our loss quantification solutions and in catastrophe modeling services for existing customers. Underwriting and claims solutions as well contributed to the growth.
Our financial services revenue increased $15.7 million or 19.3%, primarily due to the continued demand for our analytic solutions and services within this category.
Our healthcare revenue increased $44.1 million or 16.2% primarily due to an increase in transactions within our revenue and quality intelligence solutions and due to an increase in payment accuracy solutions.
Our specialized markets revenue decreased $0.7 million or 0.8%, and excluding the Maplecroft acquisition revenue within this category, our specialized markets revenue decreased $1.3 million or 1.5% as a result of lower activity related to government contracts partially offset by growth in our supply chain services.
Cost of Revenues
Cost of revenues for our Decision Analytics segment was $508.4 million for the year ended December 31, 2014 compared to $428.0 million for the year ended December 31, 2013, an increase of $80.4 million or 18.8%. Excluding the impact of Maplecroft, our recent acquisition, of $0.5 million, our cost of revenues increased by $79.9 million or 18.7%. This increase is primarily due to a net increase in salary and employee benefits of $28.3 million, data costs and data processing fees of $45.5 million (primarily related to our healthcare services) and rent expense of $7.2 million. These increases were offset by decreases in information technology expenses of $1.1 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $153.5 million for the year ended December 31, 2014 compared to $151.6 million for the year ended December 31, 2013, an increase of $1.9 million or 1.3%. Excluding the impact of Maplecroft, our recent acquisition, of $0.1 million, SGA increased $1.8 million or 1.2%. The increase was primarily due to an increase in professional consulting fees of $4.5 million, which includes expenses of $6.9 million related to the EVT transaction offset by lower other consulting expenses. Other increases include information technology expenses of $3.5 million. These increases are offset by decrease in salaries and employee benefits of $4.3 million, travel cost of $0.5 million and other general and administrative expenses of $1.4 million.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment including our discontinued operations, was 44.2% for the year ended December 31, 2014 and 38.0% for the year ended December 31, 2013. The discontinued operations, including the gain on sale of the mortgage services business increased our margin by 4.6% for the year ended December 31, 2014.
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $650.6 million for the year ended December 31, 2014 as compared to $618.3 million for the year ended December 31, 2013, an increase of $32.3 million or 5.2%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs’ solutions as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below for the years ended December 31:

	2014	2013	Percentage Change
	(In thousands)
Industry-standard insurance programs	$495,065	$471,130	5.1%
Property-specific rating and underwriting information	155,587	147,146	5.7%
Total Risk Assessment	$650,652	$618,276	5.2%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $208.2 million for the year ended December 31, 2014 compared to $194.5 million for the year ended December 31, 2013, an increase of $13.7 million or 7.0%. The increase was primarily due to an increase in salaries and employee benefits costs of $9.8 million, which includes severance costs of $4.8 million that occurred in the fourth quarter in 2014. Other increases were related to information technology expenses of $2.6 million, rent expense of $1.0 million, and data and consulting costs of $0.8 million. These increases were offset by a decrease in other general expenses of $0.5 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $73.8 million for the year ended December 31, 2014 compared to $77.4 million for the year ended December 31, 2013, a decrease of $3.6 million or 4.6%. The decrease was primarily due to a decrease in salaries and employee benefits of $3.0 million, a decrease in travel cost of $0.4 million and other general expenses of $1.1 million. These decreases were offset by an increase in information technology of $0.8 million and professional consulting fees of $0.1 million.
EBITDA Margin
The EBITDA margin for our Risk Assessment segment was 56.7% for the year ended December 31, 2014 compared to 56.1% for the year ended December 31, 2013. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies.

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
Cost of Revenues
Cost of revenues was $622.5 million for the year ended December 31, 2013 compared to $516.7 million for the year ended December 31, 2012, an increase of $105.8 million or 20.5%. Recent acquisitions all within the Decision Analytics segment, accounted for an increase of $36.8 million in cost of revenues for the year ended December 31, 2013 which were primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $69.0 million or 13.4%. The increase was primarily due to increases in salaries and employee benefits cost of $36.6 million. Other increases include data costs and data processing fees of $17.7 million, information technology expense of $7.4 million, travel and travel related costs of $3.2 million and other operating costs of $4.1 million.
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
Our healthcare revenue increased $48.6 million or 21.8%, and excluding the recent acquisitions (MediConnect) revenue for the first quarter of $16.8 million within this category, our healthcare revenue increased $31.8 million or 14.3% primarily due to an increase in transactions within our revenue and quality intelligence solutions and due to an increase in payment accuracy solutions as customer contracts were implemented.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $77.4 million for the year ended December 31, 2013 compared to $80.9 million for the year ended December 31, 2012, a decrease of $3.5 million or 4.4%. The decrease was primarily due to a decrease in salaries and employee benefits of $6.2 million, primarily related to our stock option expense. Our stock option expense decreased as a result of lower accelerated vesting of equity awards granted to employees at age 62. There was also a decrease in other general expenses of $0.2 million. These decreases were offset by an increase in professional consulting fees of $2.5 million and travel costs of $0.4 million.
EBITDA Margin
The EBITDA margin for our Risk Assessment segment was 56.1% for the year ended December 31, 2013 compared to 54.6% for the year ended December 31, 2012. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies.
Quarterly Results of Operations
The following table sets forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2014. In management’s opinion, the quarterly data has been prepared on the same basis as the audited consolidated financial statements included in this annual report on Form 10-K, and reflects all necessary adjustments for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
	2014				2014
	(in thousands, except for per share data)
Statement of operations data:
Revenues	$409,643	$423,554	$448,665	$464,864	$1,746,726
Operating income	$148,843	$159,066	$175,490	$177,047	$660,446
Income from continuing operations	$84,441	$88,099	$99,015	$99,310	$370,865
Income from discontinued operations	$31,117	$—	$—	$(1,940)	$29,177
Net income	$115,558	$88,099	$99,015	$97,370	$400,042
Basic net income per share:	$0.69	$0.53	$0.60	$0.59	$2.41
Diluted net income per share:	$0.68	$0.52	$0.58	$0.58	$2.37
	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
	2013				2013
	(in thousands, except for per share data)
Statement of operations data:
Revenues	$376,697	$390,356	$411,927	$416,723	$1,595,703
Operating income	$145,528	$146,857	$166,835	$155,047	$614,267
Income from continuing operations	$79,445	$81,600	$94,894	$86,375	$342,314
Income from discontinued operations	$1,066	$2,605	$1,547	$848	$6,066
Net income	$80,511	$84,205	$96,441	$87,223	$348,380
Basic net income per share:	$0.48	$0.50	$0.57	$0.52	$2.07
Diluted net income per share:	$0.47	$0.49	$0.56	$0.51	$2.02

Liquidity and Capital Resources
As of December 31, 2014 and 2013, we had cash and cash equivalents and available-for-sale securities of $43.2 million and $169.7 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of revenues for the years ended December 31, 2014 and 2013, were 8.4% and 9.1%, respectively. We estimate our capital expenditures for 2015 will be approximately $150.0 million, which primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.”
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2014, 2013 and 2012, we repurchased $675.4 million (exclusive of $100.0 million of unsettled purchase price associated with the ASR Program; see Note 15 of our consolidated financial statements in this annual report on Form 10-K), $278.9 million and $162.6 million, respectively, of our common stock.
In prior years, we provided pension and postretirement benefits to certain qualifying active employees and retirees. On February 29, 2012, we instituted a hard freeze, which eliminated all future compensation and service credits, to all participants in the pension plans. In April 2012, we completed a voluntary prefunding to our qualified pension plan of $72.0 million, which resulted in a contribution of $78.8 million for the year, of which $28.2 million was the minimum contribution requirement for 2012. As a result of the prefunding, we do not expect to make any contribution in 2015 with respect to our qualified pension plan. Under the postretirement plan, we provided certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. We expect to contribute approximately $1.1 million to the postretirement plan in 2015. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations, of $1,425.8 million and $1,265.1 million at December 31, 2014 and 2013, respectively. The debt at December 31, 2014 was primarily issued under senior notes and long-term private placement loan facilities to finance our stock repurchases and acquisitions.
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
The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our syndicated revolving credit facility (credit facility), or any amendment, refinancing or replacement thereof. We expect to redraw from our credit facility over time as needed for our corporate strategy, including for general corporate purposes, share repurchases, and acquisitions. The indenture governing the senior notes restricts our ability and our subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.
On October 21, 2014, we amended our committed senior unsecured credit facility with a syndicate of banks to increase the borrowing capacity under the credit facility from $975.0 million to $990.0 million and extend the maturity date from October 2018 to October 2019. We amortize all one-time fees and third party costs associated with the execution and amendment of this credit facility through the maturity date. Interest is payable at a maturity rate of LIBOR plus 1.125% to 1.625%, depending on the result of certain ratios defined in the credit agreement. Verisk and ISO are co-borrowers under the credit facility. Borrowings may be used for general corporate purposes, including working capital and capital expenditures, acquisitions and share repurchase programs. During the year ended December 31, 2014 , we borrowed $225.0 million under the credit facility and repaid $65.0 million. As of December 31, 2014 and 2013, we had $160.0 million and $0 outstanding borrowings under the credit facility, respectively. In January and February 2015, we repaid a total of $140.0 million of the $160.0 million outstanding borrowings under the credit facility.
As of December 31, 2014, we have an available borrowing capacity, net of outstanding letters of credit, of $827.8 million under the credit facility.
The credit facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that during any period of four fiscal quarters, we maintain a consolidated funded debt leverage ratio below 3.5 to 1.0. We were in compliance with all debt covenants under the credit facility as of December 31, 2014.
We also had long-term private placement loan facilities under uncommitted master shelf agreements with New York Life and Prudential Capital Group that expired during 2013. We did not extend these agreements. As of December 31, 2014 and 2013, we had $220.0 million outstanding under these facilities for both periods. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.36% for each of the years ended December 31, 2014 and 2013 and amounts outstanding was $1.9 million at the end of each period. These notes contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. These notes also contain financial covenants that require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of December 31, 2014.
Cash Flow
The following table summarizes our cash flow data for the years ended December 31:

	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$489,452	$506,920	$468,229
Net cash used in investing activities	$(35,530)	$(145,626)	$(883,583)
Net cash (used in) provided by financing activities	$(579,078)	$(284,472)	$313,555
Operating Activities
Net cash provided by operating activities decreased to $489.5 million for the year ended December 31, 2014 compared to $506.9 million for the year ended December 31, 2013. Net cash provided by operating activities was primarily affected by the sale of our mortgage services business and the timing of excess tax benefits from exercised stock options in the first quarter of 2013.
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
Investing Activities
Net cash used in investing activities was $35.5 million and $145.6 million for the years ended December 31, 2014 and 2013, respectively. The decrease in net cash used in investing activities was primarily due to the sale of our mortgage services business for $155.0 million on March 11, 2014, partially offset by the acquisition of Maplecroft of $30.1 million.
Net cash used in investing activities was $145.6 million and $883.6 million for the years ended December 31, 2013 and 2012, respectively. The decrease in net cash used in investing activities was primarily due to the fact that we had acquisitions in 2012 with a combined net cash purchase price of $808.3 million versus minor acquisition activity in 2013.
Financing Activities
Net cash used in financing activities was $579.1 million and $284.5 million for the years ended December 31, 2014 and 2013, respectively. The increase of net cash used in financing activities for the year ended December 31, 2014 was primarily due to the repurchase of common stock of $778.5 million related to the ASR, partially offset by net debt draw downs of $160.0 million.
Net cash used in financing activities was $284.5 million for the year ended December 31, 2013 and net cash provided by financing was $313.6 million for the year ended December 31, 2012. Net cash used in financing activities for the year ended December 31, 2013 was primarily due to the repurchase of common stock of $277.4 million and debt repayments of $190.0 million, partially offset by proceeds from stock option exercises and the related excess tax benefit of $190.3 million.
Contractual Obligations
The following table summarizes our contractual obligations and commercial commitments at December 31, 2014 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(In thousands)
Contractual obligations
Long-term debt, current portion of long-term debt and interest	$1,605,265	$230,706	$157,008	$343,770	$873,781
Operating leases	434,696	37,958	75,856	60,849	260,033
Pension and postretirement plans (1)	45,200	3,207	6,115	5,735	30,143
Capital lease obligations	11,487	6,295	4,867	240	85
Other long-term liabilities (2)	21,325	1,264	18,721	484	856
Total (3)	$2,117,973	$279,430	$262,567	$411,078	$1,164,898

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)
Other long-term liabilities consist of our ESOP contributions and employee-related deferred compensation plan. We also have a deferred compensation plan for our Board of Directors; however, based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table.

(3)
Unrecognized tax benefits of approximately $10.6 million have been recorded as liabilities in accordance with ASC 740, which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $2.8 million.

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
Stock based compensation cost is measured at the grant date, based on the fair value of the awards granted, and is recognized as expense over the requisite service period. Option grants and restricted stock awards are generally expensed ratably over the four-year vesting period. We follow the substantive vesting period approach for awards granted after January 1, 2005, which requires that stock based compensation expense be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service.
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
As of December 31, 2014, we had goodwill and net intangible assets of $1,613.6 million, which represents 68.8% of our total assets. During 2014, we performed an impairment test as of June 30, 2014 and confirmed that no impairment charge was necessary. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, useful lives and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for determining the fair value of our reporting units. To mitigate undue influence, we set criteria and benchmarks that are reviewed and approved by various levels of management and reviewed by other independent parties. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill. Our valuation has not indicated any impairment of our goodwill asset of $1,207.1 million as of December 31, 2014. For the year ended December 31, 2014, there were no impairment indicators related to our intangible assets.
Pension and Postretirement
On February 29, 2012, we instituted a hard freeze, which eliminates all future compensation and service credits, to all participants in the pension plans. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K. We account for our pension and postretirement benefit plans in accordance with the accounting standard for Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This standard requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement benefit plans on their consolidated balance sheets and recognize as a component of other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit (credit) cost. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard.
Certain assumptions are used in the determination of our annual net period benefit (credit) cost and the disclosure of the funded status of these plans. The principal assumptions concern the discount rate used to measure the projected benefit obligation and the expected return on plan assets. We revise these assumptions based on an annual evaluation of long-term trends and market conditions that may have an impact on the cost of providing retirement benefits.
In determining the discount rate, we utilize quoted rates from long-term bond indices, and changes in long-term bond rates over the past year, cash flow models and other data sources we consider reasonable based upon the life expectancy and mortality rate of eligible employees. As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our separate projected cash flows for both the pension and postretirement plans. Our separate benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better at the measurement date. The output from the actuarial models are assessed against the prior year’s discount rate and quoted rates for long-term bond indices. For our pension plans at December 31, 2014, we determined this rate to be 3.99%, a decrease of 0.75% from the 4.74% rate used at December 31, 2013. Our postretirement rate is 3.00% at December 31, 2014, a decrease of 0.45% from the 3.45% used at December 31, 2013.
The expected return on plan assets is determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast adjusted based on our target investment allocation, and the current economic environment. Our pension asset investment guidelines target an investment portfolio allocation of 40.00% debt securities and 60.00% equity securities. As of December 31, 2014, the pension plan assets were allocated 41.30% debt, 56.80% equity securities and 1.90% other. The VEBA Plan target allocation is 100% debt. We have used our target investment allocation to derive the expected return as we believe this allocation will be retained on an ongoing basis that will be commensurate with the projected cash flows of the plan. The expected return for each investment category within our target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the qualified pension plan and postretirement plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit (credits) costs. We believe these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.
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
A one percent change in discount rate and future rate of return on plan assets would have the following effects:

	Pension				Postretirement
	1% Decrease		1% Increase		1% Decrease		1% Increase
	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation
	(In thousands)
Discount Rate	$(422)	$56,621	$1,393	$(46,814)	$(52)	$1,049	$46	$(942)
Expected Rate of Return on Assets	$4,526	$—	$(4,526)	$—	$157	$—	$(157)	$—
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
We estimate unrecognized tax positions of $1.1 million that may be recognized by December 31, 2015, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.
As of December 31, 2014, we have gross federal, state, and foreign income tax net operating loss carryforwards of $47.3 million, which will expire at various dates from 2015 through 2034. Such net operating loss carryforwards expire as follows:

(In thousands)
2015 - 2022	$6,912
2023 - 2027	13,755
2028 - 2034	26,674
$47,341
The deferred income tax liability of $197.8 million consists primarily of timing differences involving depreciation and amortization.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2(t) to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. At December 31, 2014, we had borrowings outstanding under our credit facility of $160.0 million, which bear interest at variable rates based on LIBOR plus 1.125% to 1.625%, depending on certain ratios defined in the credit agreement. A change in interest rates on variable rate debt impacts our pre-tax income and cash flows, but does not impact the fair value of the instruments. Based on our overall interest rate exposure at December 31, 2014, a one percent change in interest rate would result in a change in annual pre-tax interest expense of approximately $1.6 million based on our current borrowing levels.

Item 8.	Financial Statements and Supplementary Data
The information required by this Item is set forth on pages 49 through 107 of this annual report on Form 10-K.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting as of December 31, 2014 is set forth in Item 8. Financial Statement and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm
The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of December 31, 2014 is set forth in Item 8. Financial Statement and Supplementary Data.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10. is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2014 (the “Proxy Statement”).

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2014.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Verisk Analytics, Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verisk Analytics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control ---- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Verisk Analytics, Inc.
Jersey City, New Jersey

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control ---- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control --- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 24, 2015 expressed an unqualified opinion on those financial statements and financial statements schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 24, 2015

VERISK ANALYTICS, INC
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013

	2014	2013
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$39,359	$165,801
Available-for-sale securities	3,801	3,911
Accounts receivable, net	220,668	158,547
Prepaid expenses	31,496	25,657
Deferred income taxes, net	4,772	5,077
Income taxes receivable	65,512	67,346
Other current assets	18,875	34,681
Current assets held-for-sale	—	13,825
Total current assets	384,483	474,845
Noncurrent assets:
Fixed assets, net	302,273	233,373
Intangible assets, net	406,476	447,618
Goodwill	1,207,146	1,181,681
Pension assets	18,589	60,955
Other assets	26,363	20,034
Noncurrent assets held-for-sale	—	85,945
Total assets	$2,345,330	$2,504,451
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$180,726	$188,264
Short-term debt and current portion of long-term debt	336,058	4,448
Pension and postretirement benefits, current	1,894	2,437
Fees received in advance	252,592	226,581
Current liabilities held-for-sale	—	9,449
Total current liabilities	771,270	431,179
Noncurrent liabilities:
Long-term debt	1,100,874	1,271,439
Pension benefits	13,805	13,007
Postretirement benefits	2,410	2,061
Deferred income taxes, net	202,540	198,604
Other liabilities	43,388	36,043
Noncurrent liabilities held-for-sale	—	4,529
Total liabilities	2,134,287	1,956,862
Commitments and contingencies
Stockholders’ equity:
Verisk Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 157,913,227 and 167,457,927 shares outstanding, respectively	137	137
Unearned KSOP contributions	(161)	(306)
Additional paid-in capital	1,171,196	1,202,106
Treasury stock, at cost, 386,089,811 and 376,545,111 shares, respectively	(2,533,764)	(1,864,967)
Retained earnings	1,654,149	1,254,107
Accumulated other comprehensive losses	(80,514)	(43,488)
Total stockholders’ equity	211,043	547,589
Total liabilities and stockholders’ equity	$2,345,330	$2,504,451

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands, except for share and per share data)
Revenues	$1,746,726	$1,595,703	$1,407,848
Expenses:
Cost of revenues (exclusive of items shown separately below)	716,598	622,523	516,708
Selling, general and administrative	227,306	228,982	220,068
Depreciation and amortization of fixed assets	85,506	66,190	46,637
Amortization of intangible assets	56,870	63,741	52,207
Total expenses	1,086,280	981,436	835,620
Operating income	660,446	614,267	572,228
Other income (expense):
Investment income and others	158	609	106
Interest expense	(69,984)	(76,136)	(72,508)
Total other expense, net	(69,826)	(75,527)	(72,402)
Income before income taxes	590,620	538,740	499,826
Provision for income taxes	(219,755)	(196,426)	(182,363)
Income from continuing operations	370,865	342,314	317,463
Income from discontinued operations, net of tax of $25,305, $4,753 and $7,703, respectively (Note 10)	29,177	6,066	11,679
Net income	$400,042	$348,380	$329,142
Basic net income per share:
Income from continuing operations	$2.24	$2.04	$1.91
Income from discontinued operations	0.17	0.03	0.07
Basic net income per share	$2.41	$2.07	$1.98
Diluted net income per share:
Income from continuing operations	$2.20	$1.99	$1.85
Income from discontinued operations	0.17	0.03	0.07
Diluted net income per share	$2.37	$2.02	$1.92
Weighted average shares outstanding:
Basic	165,823,803	168,031,412	165,890,258
Diluted	169,132,423	172,276,360	171,709,518

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Net income	$400,042	$348,380	$329,142
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,286)	(840)	15
Unrealized holding loss on available-for-sale securities	(35)	(147)	(197)
Pension and postretirement adjustment	(35,705)	46,659	(10,691)
Total other comprehensive (loss) income	(37,026)	45,672	(10,873)
Comprehensive income	$363,016	$394,052	$318,269

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)
For The Years Ended December 31, 2014, 2013 and 2012

	Common Stock Issued		Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity (Deficit)
	Verisk Class A	Par Value
	(In thousands, except for share data)
Balance, January 1, 2012	544,003,038	$137	$(691)	$874,808	$(1,471,042)	$576,585	$(78,287)	$(98,490)
Net income	—	—	—	—	—	329,142	—	329,142
Other comprehensive loss	—	—	—	—	—	—	(10,873)	(10,873)
Treasury stock acquired - Class A (3,491,591 shares)	—	—	—	—	(162,586)	—	—	(162,586)
KSOP shares earned	—	—	208	12,903	—	—	—	13,111
Stock options exercised, including tax benefit of $88,185 (6,880,678 shares reissued from treasury stock)	—	—	—	131,824	28,039	—	—	159,863
Restricted stock lapsed, including tax benefit of $202 (41,908 shares reissued from treasury stock)	—	—	—	34	167	—	—	201
Employee stock purchase plan (6,074 shares reissued from treasury stock)	—	—	—	268	26	—	—	294
Stock based compensation	—	—	—	24,696	—	—	—	24,696
Other stock issuances (4,777 shares issued from treasury stock)	—	—	—	213	20	—	—	233
Balance, December 31, 2012	544,003,038	137	(483)	1,044,746	(1,605,376)	905,727	(89,160)	255,591
Net income	—	—	—	—	—	348,380	—	348,380
Other comprehensive income	—	—	—	—	—	—	45,672	45,672
Treasury stock acquired - Class A (4,532,552 shares)	—	—	—	—	(278,938)	—	—	(278,938)
KSOP shares earned	—	—	177	14,753	—	—	—	14,930
Stock options exercised, including tax benefit of $57,065 (4,076,750 shares reissued from treasury stock)	—	—	—	119,236	18,523	—	—	137,759
Restricted stock lapsed, including tax benefit of $991 (150,668 shares reissued from treasury stock)	—	—	—	333	658	—	—	991
Employee stock purchase plan (27,879 shares reissued from treasury stock)	—	—	—	1,533	129	—	—	1,662
Stock based compensation	—	—	—	21,087	—	—	—	21,087
Other stock issuances (8,109 shares reissued from treasury stock)	—	—	—	418	37	—	—	455
Balance, December 31, 2013	544,003,038	137	(306)	1,202,106	(1,864,967)	1,254,107	(43,488)	547,589
Net income	—	—	—	—	—	400,042	—	400,042
Other comprehensive income	—	—	—	—	—	—	(37,026)	(37,026)
Treasury stock acquired - Class A (10,802,087 shares)	—	—	—	(100,000)	(675,446)	—	—	(775,446)
KSOP shares earned	—	—	145	15,206	—	—	—	15,351
Stock options exercised, including tax benefit of $15,438 (1,091,746 shares reissued from treasury stock)	—	—	—	34,011	5,781	—	—	39,792
Restricted stock lapsed, including tax benefit of $550 (134,713 shares reissued from treasury stock)	—	—	—	(148)	698	—	—	550
Employee stock purchase plan (26,953 shares reissued from treasury stock)	—	—	—	1,414	149	—	—	1,563
Stock based compensation	—	—	—	20,011	—	—	—	20,011
Net share settlement from restricted stock awards (27,159 shares withheld for tax settlement)	—	—	—	(1,625)	—	—	—	(1,625)
Other stock issuances (3,975 shares reissued from treasury stock)	—	—	—	221	21	—	—	242
Balance, December 31, 2014	544,003,038	$137	$(161)	$1,171,196	$(2,533,764)	$1,654,149	$(80,514)	$211,043
The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$400,042	$348,380	$329,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	86,501	70,279	50,624
Amortization of intangible assets	56,982	64,299	53,575
Amortization of debt issuance costs and original issue discount	2,638	2,713	2,337
Allowance for doubtful accounts	1,814	2,482	1,065
KSOP compensation expense	15,351	14,930	13,111
Stock based compensation	20,253	21,087	24,696
Gain on sale of subsidiary	(65,410)	—	—
Realized (gain) loss on securities, net	(257)	92	332
Deferred income taxes	24,491	44,140	63,261
Loss on disposal of fixed assets	1,048	628	597
Excess tax benefits from exercised stock options	(22,566)	(109,946)	(60,672)
Other operating activities, net	—	448	265
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(54,515)	2,106	(6,425)
Prepaid expenses and other assets	(9,625)	(2,386)	550
Income taxes	13,760	39,661	83,711
Accounts payable and accrued liabilities	12,675	34,022	11,256
Fees received in advance	22,114	26,970	20,493
Pension and postretirement benefits	(14,802)	(11,392)	(105,829)
Other liabilities	(1,042)	(41,593)	(13,860)
Net cash provided by operating activities	489,452	506,920	468,229
Cash flows from investing activities:
Acquisitions, net of cash acquired of $304, $0 and $36,113, respectively	(35,192)	(983)	(769,513)
Purchase of non-controlling interest in non-public companies	(5,000)	—	(2,250)
Proceeds from sale of subsidiary	151,170	—	—
Earnout payments	—	—	(250)
Escrow funding associated with acquisitions	—	—	(38,800)
Proceeds from release of acquisition related escrows	—	280	1,455
Capital expenditures	(146,818)	(145,976)	(74,373)
Purchases of available-for-sale securities	(203)	(5,870)	(1,784)
Proceeds from sales and maturities of available-for-sale securities	513	7,484	1,932
Other investing activities, net	—	(561)	—
Net cash used in investing activities	(35,530)	(145,626)	(883,583)

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For The Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	—	—	347,224
Repayments of current portion of long-term debt	—	(180,000)	—
Repayments of short-term debt refinanced on a long-term basis	—	—	(347,224)
Proceeds (repayments) from short-term debt, net	160,000	(10,000)	357,224
Payment of debt issuance costs	(465)	(605)	(3,905)
Repurchases of Class A common stock	(778,484)	(277,411)	(162,275)
Net share settlement of taxes from restricted stock awards	(1,625)	—	—
Excess tax benefits from exercised stock options	22,566	109,946	60,672
Proceeds from stock options exercised	24,648	80,368	68,388
Other financing activities, net	(5,718)	(6,770)	(6,549)
Net cash (used in) provided by financing activities	(579,078)	(284,472)	313,555
Effect of exchange rate changes	(1,286)	(840)	15
(Decrease) increase in cash and cash equivalents	(126,442)	75,982	(101,784)
Cash and cash equivalents, beginning of period	165,801	89,819	191,603
Cash and cash equivalents, end of period	$39,359	$165,801	$89,819
Supplemental disclosures:
Taxes paid	$205,498	$126,846	$47,516
Interest paid	$67,231	$75,084	$60,977
Non-cash investing and financing activities:
Repurchases of Class A common stock included in accounts payable and accrued liabilities	$—	$3,038	$1,511
Deferred tax liability established on the date of acquisitions	$2,654	$1,187	$80,979
Tenant improvement allowance	$9,134	$—	$—
Capital lease obligations	$6,044	$10,512	$3,869
Capital expenditures included in accounts payable and accrued liabilities	$76	$5,960	$4,946
Increase in goodwill due to acquisition related escrow distributions	$—	$—	$5,934

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
2.    Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, acquisition related liabilities, fair value of stock based compensation, assets and liabilities for pension and postretirement benefits, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. Certain reclassifications have been made related to realized gain (loss) on available-for-sale securities, net and investment income within the consolidated financial statements and in the notes to confirm to the respective 2014 presentation. As of December 31, 2013, the Company's mortgage services business qualified as assets held-for-sale. Accordingly, the respective assets and liabilities were classified as held-for-sale in the consolidated balance sheet at December 31, 2013. The mortgage services business was sold on March 11, 2014. In addition, the results of operations for the Company's mortgage services business are reported as a discontinued operation for the years presented herein (See Note 10).
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)    Investments
The Company’s investments at December 31, 2014 and 2013 included registered investment companies and equity investments in non-public companies. The Company accounts for short-term investments in accordance with ASC 320, Investments-Debt and Equity Securities (“ASC 320”).
There were no investments classified as trading securities at December 31, 2014 or 2013. All investments with readily determinable market values are classified as available-for-sale. While these investments are not held with the specific intention to sell them, they may be sold to support the Company’s investment strategies. All available-for-sale investments are carried at fair value. The cost of all available-for-sale investments sold is based on the specific identification method, with the exception of mutual fund-based investments, which is based on the weighted average cost method. Dividend income is accrued on the ex-dividend date.
The Company performs reviews of its investment portfolio when individual holdings have experienced a decline in fair value below their respective cost. The Company considers a number of factors in the evaluation of whether a decline in value is other-than-temporary including: (a) the financial condition and near term prospects of the issuer; (b) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; and (c) the period and degree to which the market value has been below cost. Where the decline is deemed to be other-than-temporary, a charge is recorded to “Investment income and others” in the accompanying consolidated statements of operations, and a new cost basis is established for the investment.
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
(l)    Research and Development Costs
Research and development costs, which are primarily related to the personnel and related overhead costs incurred in developing new services for customers, are expensed as incurred. Such costs were $25,508, $21,426 and $18,386 for the years ended December 31, 2014, 2013 and 2012, respectively, and were included in the accompanying consolidated statements of operations.
(m)    Advertising Costs
Advertising costs, which are primarily associated with promoting the Company’s brand, names and solutions provided, are expensed as incurred. Such costs were $6,360, $8,457 and $6,166 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
(p)    Pension and Postretirement Benefits
The Company accounts for its pension and postretirement benefits under ASC 715, Compensation — Retirement Benefits (“ASC 715”). ASC 715 requires the recognition of the funded status of a benefit plan in the balance sheet, the recognition in other comprehensive income (loss) of gains or losses and prior service costs or credits arising during the period, but which are not included as components of periodic benefit cost, and the measurement of defined benefit plan assets and obligations as of the balance sheet date. The Company utilizes a valuation date of December 31.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)    Product Warranty Obligations
The Company provides warranty coverage for certain of its solutions. The Company recognizes a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2014 and 2013, product warranty obligations were not material.
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
(s)    Goodwill
Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30 or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company completed the required annual impairment test as of June 30, 2014, which resulted in no impairment of goodwill in 2014. This test compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of the goodwill.
(t)    Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU No. 2013-05”). Under ASU No. 2013-05, an entity is required to release any related cumulative translation adjustment into net income upon cessation to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. ASU 2013-05 was adopted by the Company on January 1, 2014. The adoption of ASU 2013-05 did not have a material impact on the Company’s consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”). Under ASU No. 2013-11, an unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with the exception that these unrecognized tax benefits are not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law. An additional exception applies when the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company adopted the standard on January 1, 2014. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU No. 2015-01"). As it is extremely rare in current practice for an event or transaction to be presented as an extraordinary item, this ASU eliminates from the U.S. GAAP the concept of extraordinary items. ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has elected not to early adopt and will assess the impact of this standard when applicable circumstances are warranted.
3.    Concentration of Credit Risk:
Financial instruments that potentially expose the Company to credit risk consist primarily of cash and cash equivalents, available for sale securities and accounts receivable, which are generally not collateralized. The Company maintains its cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. The total domestic cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250 per bank at December 31, 2014 and 2013. At December 31, 2014 and 2013, the Company had cash balances on deposit that exceeded the balance insured by the FDIC limit by approximately $16,316 and $138,028 with six banks. At December 31, 2014 and 2013, the Company also had cash on deposit with foreign banks of approximately $21,886 and $26,228, respectively.
The Company considers the concentration of credit risk associated with its trade accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. The Company’s top fifty customers represent approximately 41% of revenues for 2014, 38% for 2013 and 38% for 2012 with no individual customer accounting for more than 5% of revenues during the year ended December 31, 2014, and 3% of revenue during the years ended December 31, 2013 and 2012. No individual customer comprised more than 7% of accounts receivable at December 31, 2014 and 5% at December 31, 2013.
4.    Cash and Cash Equivalents:
Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Accounts Receivable:
Accounts receivable consisted of the following at December 31:

	2014	2013
Billed receivables	$203,339	$143,059
Unbilled receivables	23,324	19,903
Total receivables	226,663	162,962
Less allowance for doubtful accounts	(5,995)	(4,415)
Accounts receivable, net	$220,668	$158,547
6.    Investments:
Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
December 31, 2014
Registered investment companies	$4,045	$(244)	$3,801
December 31, 2013
Registered investment companies	$4,098	$(187)	$3,911
In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At December 31, 2014 and 2013, the carrying value of such securities was $8,487 and $3,602, respectively, and has been included in “Other assets” in the accompanying consolidated balance sheets.
Realized gain (loss) on securities, net, including write downs related to other-than-temporary impairments of available-for-sale securities and other assets, has been included in "Investment income and others" in the accompanying consolidated statements of operations. Realized gain (loss) on securities, net, was as follows for the years ended December 31:

	2014	2013	2012
Gross realized gain on sale of registered investment securities	$285	$966	$420
Other-than-temporary impairment of registered investment securities	(28)	(84)	(74)
Other-than-temporary impairment of non-controlling interest in non-public companies	—	(974)	(678)
Realized gain (loss) on securities, net	$257	$(92)	$(332)
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information for such assets and liabilities as of December 31, 2014 and 2013. The fair values of cash and cash equivalents (other than money-market funds which are recorded on a reported net asset value basis disclosed below), accounts receivable, accounts payable and accrued liabilities, fees received in advance, acquisition related liabilities prior to the adoption of ASC 805, Business Combinations (“ASC 805”), short-term debt, and short-term debt expected to be refinanced approximate their carrying amounts because of the short-term nature of these instruments.
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2014
Cash equivalents – money-market funds	$3,707	$—	$3,707
Registered investment companies(1)	$3,801	$3,801	$—
December 31, 2013
Cash equivalents – money-market funds	$889	$—	$889
Registered investment companies(1)	$3,911	$3,911	$—
(1) Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The fair value of the long-term debt would be a Level 2 liability if the long-term debt was measured at fair value on the consolidated balance sheets. The following table summarizes the carrying value and estimated fair value of the long-term debt as of December 31, 2014 and 2013 respectively:

	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt excluding capitalized leases	$1,265,848	$1,371,213	$1,265,129	$1,335,844
8.    Fixed Assets
The following is a summary of fixed assets:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Useful Life	Cost	Accumulated Depreciation and Amortization	Net
December 31, 2014
Furniture and office equipment	3-10 years	$199,199	$(131,055)	$68,144
Leasehold improvements	Lease term	65,212	(27,884)	37,328
Purchased software	3 years	116,089	(80,794)	35,295
Software development costs	3 years	266,559	(111,766)	154,793
Leased equipment	3-4 years	32,776	(26,063)	6,713
Total fixed assets		$679,835	$(377,562)	$302,273
December 31, 2013
Furniture and office equipment	3-10 years	$179,564	$(105,262)	$74,302
Leasehold improvements	Lease term	38,796	(22,022)	16,774
Purchased software	3 years	89,064	(65,753)	23,311
Software development costs	3 years	201,192	(91,656)	109,536
Leased equipment	3-4 years	33,956	(24,506)	9,450
Total fixed assets		$542,572	$(309,199)	$233,373
Depreciation and amortization of fixed assets for the years ended December 31, 2014, 2013 and 2012 were $85,506, $66,190 and $46,637, of which $19,000, $12,806 and $8,935 related to amortization of internal-use software development costs, respectively. Amortization expense related to development of software for sale in accordance with ASC 985-20 was $4,497 and $3,623 for the years ended December 31, 2014 and 2013, respectively. There was no amortization expense related to development of software for sale during the year ended December 31, 2012 as these projects were in process. The Company had unamortized software development costs that had been capitalized in accordance with ASC 985-20 of $34,749 and $29,149 as of December 31, 2014 and 2013, respectively. Leased equipment includes amounts held under capital leases for automobiles, computer software and computer equipment.
9.    Acquisitions
2014 Acquisition
On December 8, 2014, the Company acquired 100% of the stock of Maplecroft.Net Limited (“Maplecroft”), a provider of global risk analytics and advisory services, for a net cash purchase price of $30,141, which includes $2,725 of indemnity escrows held by the seller. Using a proprietary data aggregation and analytical approach, Maplecroft enables its customers to assess, monitor, and forecast a growing range of worldwide risks, including geopolitical and societal risks. Within the Company's Decision Analytics segment, this acquisition establishes the Company's position as a provider of value chain optimization tools, providing comprehensive quantitative risk analytics and platforms by which customers can visualize, quantify, mitigate, and manage risk. Maplecroft is headquartered in Bath, England.
The preliminary purchase price allocation of the acquisition resulted in the following:

Maplecroft
Accounts receivable	$1,833
Current assets	543
Fixed assets	98
Intangible assets	13,270
Goodwill	21,369
Total assets acquired	37,113
Current liabilities	4,318
Deferred income taxes, net	2,654
Total liabilities assumed	6,972
Net assets acquired	$30,141

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary amounts assigned to intangible assets by type for the acquisition are summarized in the table below:

	Weighted Average Useful Life	Total
Technology-based	10 years	$3,202
Marketing-related	10 years	458
Customer-related	10 years	9,610
Total intangible assets	10 years	$13,270

Due to the timing of the acquisition, the allocation of the purchase price (noted within the tables above) is all subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have an impact on the consolidated financial statements. The allocation of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date.

The goodwill associated with the stock purchase of Maplecroft is not deductible for tax purposes. For the year ended
December 31, 2014, the Company incurred transaction costs related to this acquisition of $349 included within “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.
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
The preliminary purchase price allocations of the acquisitions resulted in the following:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	MediConnect	Argus	Others	Total
Accounts receivable	$7,077	$12,165	$489	$19,731
Current assets	17,238	568	68	17,874
Fixed assets	1,075	4,994	76	6,145
Intangible assets	159,506	179,316	9,264	348,086
Goodwill	222,976	277,857	29,875	530,708
Other assets	5,087	20,000	1,801	26,888
Total assets acquired	412,959	494,900	41,573	949,432
Current liabilities	15,007	9,661	4,625	29,293
Deferred income taxes, net	40,836	40,244	—	81,080
Other liabilities	8,711	20,000	1,809	30,520
Total liabilities assumed	64,554	69,905	6,434	140,893
Net assets acquired	$348,405	$424,995	$35,139	$808,539
Current assets and current liabilities primarily consisted of MediConnect’s indemnity escrow of $12,000. Other assets and other liabilities primarily consisted of $26,800 of indemnity escrows for MediConnect, ALP, Argus, and IRMS.
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
Supplemental information on an unaudited pro forma basis is presented below as if the acquisitions of MediConnect and Argus occurred at the beginning of the year 2012. The pro forma information for the year ended December 31, 2012 presented below is based on estimates and assumptions, which the Company believes are reasonable and not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had these acquisitions been completed at the beginning of 2012. The unaudited pro forma information includes intangible asset amortization charges and incremental borrowing costs as a result of the acquisitions, net of related tax, estimated using the Company’s effective tax rate for continuing operations for the years ended December 31:

2012
(unaudited)
Pro forma revenues	$1,462,677
Pro forma net income	$321,140
Pro forma basic income per share	$1.94
Pro forma diluted income per share	$1.87
Acquisition Escrows

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payments. At December 31, 2014 and 2013, the escrows amounted to $5,583 and $27,967, respectively, and have been included in “Other current assets” in the accompanying consolidated balance sheets.

10. Discontinued Operations:

On March 11, 2014, the Company sold 100% of the stock of the Company’s mortgage services business, Interthinx, which was a guarantor subsidiary, in exchange for a purchase price of $151,170. At the completion of the sale, Interthinx ceased being a guarantor. The cash received was adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. The Company recognized income from discontinued operations, net of tax, of $29,177 during 2014. Results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2014 and for all prior periods presented. Refer to Note 18. Segment Reporting for further discussion.

The mortgage services business met the criteria for being reported as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from the discontinued operation for the years ended December 31:

	2014	2013	2012
Revenues from discontinued operations	$11,512	$109,151	$126,472

Income from discontinued operations before income taxes (including gain on sale of $65,410 in 2014)	54,482	10,819	19,382
Provision for income taxes (including tax on the gain on sale in 2014)	(25,305)	(4,753)	(7,703)
Income from discontinued operations, net of tax	$29,177	$6,066	$11,679

The following table summarizes the assets held-for-sale and the liabilities held-for-sale as of December 31, 2013:

Accounts receivable, net	$15,295
Income taxes payable	(3,005)
Other current assets	1,535
Total current assets held-for-sale	$13,825

Fixed assets, net	$7,670
Intangible assets, net	9,018
Goodwill	69,207
Other assets	50
Total noncurrent assets held-for-sale	$85,945

Accounts payable and accrued liabilities	$8,272
Fees received in advance	1,177
Total current liabilities held-for-sale	$9,449

Deferred income taxes, net	$3,975
Other liabilities	554
Total noncurrent liabilities held-for-sale	$4,529

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Goodwill and Intangible Assets:
Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. The Company completed the required annual impairment test as of June 30, 2014, 2013 and 2012, which resulted in no impairment of goodwill. Based on the results of the impairment assessment as of June 30, 2014, the Company determined that the fair value of its reporting units exceeded their respective carrying value. There were no goodwill impairment indicators after the date of the last annual impairment test.
The following is a summary of the change in goodwill from December 31, 2012 through December 31, 2014, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2012 (1)	$55,555	$1,191,904	$1,247,459
Current year acquisitions	—	705	705
Purchase accounting reclassifications	—	2,724	2,724
Discontinued operations (Note 10)	—	(69,207)	(69,207)
Goodwill at December 31, 2013 (1)	55,555	1,126,126	1,181,681
Current year acquisitions	—	22,740	22,740
Acquisition related escrow funding	—	2,725	2,725
Goodwill at December 31, 2014 (1)	$55,555	$1,151,591	$1,207,146

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to December 31, 2012.
During the year ended December 31, 2013, the Company finalized the purchase accounting for the acquisitions of MediConnect, ALP and Argus, which resulted in an increase in goodwill of $2,724, an increase in fixed assets of $316, an increase in current liabilities of $1,548, an increase in deferred tax liabilities of $1,187, and a cash distribution to Argus of $305 related to the finalization of working capital. The impact of the finalization of the purchase accounting for these acquisitions was not material to the consolidated statements of operations for the years ended December 31, 2013 and 2012.
The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
December 31, 2014
Technology-based	8 years	$299,705	$(195,698)	$104,007
Marketing-related	5 years	71,504	(54,745)	16,759
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	399,011	(113,301)	285,710
Total intangible assets		$776,775	$(370,299)	$406,476
December 31, 2013
Technology-based	8 years	$294,940	$(180,581)	$114,359
Marketing-related	5 years	71,047	(44,274)	26,773
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	388,505	(82,019)	306,486
Total intangible assets		$761,047	$(313,429)	$447,618
Amortization expense related to intangible assets for the years ended December 31, 2014, 2013 and 2012, was approximately $56,870, $63,741, and $52,207, respectively. Estimated amortization expense in future periods through 2020 and thereafter for intangible assets subject to amortization is as follows:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2015	$52,268
2016	50,436
2017	49,532
2018	48,786
2019	47,326
2020 and thereafter	158,128
Total	$406,476
12.    Income Taxes:
The components of the provision for income taxes from continuing operations for the years ended December 31 were as follows:

	2014	2013	2012
Current:
Federal and foreign	$169,153	$135,215	$111,713
State and local	26,333	18,764	8,442
Total current provision for income taxes	195,486	153,979	120,155
Deferred:
Federal and foreign	27,009	38,160	56,036
State and local	(2,740)	4,287	6,172
Total deferred provision for income taxes	24,269	42,447	62,208
Provision for income taxes	$219,755	$196,426	$182,363
The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows for the years ended December 31:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.7%	2.6%	1.7%
Non-deductible KSOP expenses	0.9%	0.9%	0.9%
Other	(1.4)%	(2.0)%	(1.1)%
Effective tax rate for continuing operations	37.2%	36.5%	36.5%
The increase in the effective tax rate in 2014 compared to 2013 was due to greater tax benefits realized from tax planning strategies, as well as favorable audit settlements and resolution of uncertain tax positions in the prior period.
The tax effects of significant items comprising the Company’s deferred tax assets as of December 31 are as follows:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013
Deferred income tax asset:
Employee wages, pension and other benefits	$29,756	$26,113
Deferred revenue	1,835	1,835
Deferred rent	5,463	4,342
Net operating loss carryover	4,292	8,247
State tax adjustments	2,472	1,639
Capital and other unrealized losses	3,255	3,301
Other	4,956	6,720
Total	52,029	52,197
Less valuation allowance	(789)	(741)
Deferred income tax asset	51,240	51,456
Deferred income tax liability:
Fixed assets and intangible assets	(242,857)	(223,639)
Other	(6,151)	(21,344)
Deferred income tax liability	(249,008)	(244,983)
Deferred income tax liability, net	$(197,768)	$(193,527)
The deferred income liability has been classified in “Deferred income taxes, net” in the accompanying consolidated balance sheets as of December 31, as follows:

	2014	2013
Current deferred income tax asset, net	$4,772	$5,077
Non-current deferred income tax liability, net	(202,540)	(198,604)
Deferred income tax liability, net	$(197,768)	$(193,527)

The deferred income tax liability of $197,768 consists primarily of timing differences involving depreciation and amortization.
The ultimate realization of the deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. The Company has provided for a valuation allowance against the deferred tax assets associated with the net operating losses of certain subsidiaries. The Company’s net operating loss carryforwards expire as follows:

Years	Amount
2015-2022	$6,912
2023-2027	13,755
2028-2034	26,674
Total	$47,341
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
It is the practice of the Company to permanently reinvest the undistributed earnings of its foreign subsidiaries in those operations. As of December 31, 2014, the Company has not made a provision for U.S. or additional foreign withholdings taxes on approximately $12,440 of the unremitted earnings. The Company does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. Consequently, the Company has not provided for U.S. federal or state income taxes or associated withholding taxes on these undistributed foreign earnings.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2014	2013	2012
Unrecognized tax benefit at January 1	$9,524	$17,883	$17,877
Gross increase in tax positions in prior period	2,679	541	911
Gross decrease in tax positions in prior period	—	(4,241)	(1,494)
Gross increase in tax positions from stock acquisitions	—	—	3,304
Settlements	—	(390)	(1,770)
Lapse of statute of limitations	(1,566)	(4,269)	(945)
Unrecognized tax benefit at December 31	$10,637	$9,524	$17,883
Of the total unrecognized tax benefits at December 31, 2014, 2013 and 2012, $5,771, $4,658 and $10,103, respectively, represent the amounts that, if recognized, would have a favorable effect on the Company’s effective tax rate in any future periods.
The total gross amount of accrued interest and penalties at December 31, 2014, 2013 and 2012 was $2,818, $2,619 and $3,728, respectively. The Company’s practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in the accompanying consolidated statements of operations.
The Company does not expect a significant increase in unrecognized benefits related to federal, foreign, or state tax exposures within the coming year. In addition, the Company believes that it is reasonably possible that approximately $1,109 of its currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2015 as a result of a combination of audit settlements and lapses of statute of limitations, net of additional uncertain tax positions.
The Company is subject to tax in the U.S. and in various state and foreign jurisdictions. The Company joined by its domestic subsidiaries, files a consolidated income tax return for the Federal income tax purposes. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for tax years before 2009. As a result of refunds requested through the filing of amended returns, the Internal Revenue Service is conducting an audit of the 2009 - 2011 time period.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Composition of Certain Financial Statement Captions:
The following table presents the components of “Other current assets”, “Accounts payable and accrued liabilities” and “Other liabilities” as of December 31:

	2014	2013
Other current assets:
Acquisition related escrows	$5,583	$27,967
Other current assets	13,292	6,714
Total other current assets	$18,875	$34,681
Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$87,729	$79,372
Escrow liabilities	5,565	27,918
Trade accounts payable and other accrued expenses	87,432	80,974
Total accounts payable and accrued liabilities	$180,726	$188,264
Other liabilities:
Unrecognized tax benefits, including interest and penalty	$13,455	$12,143
Deferred rent	22,386	12,219
Other liabilities	7,547	11,681
Total other liabilities	$43,388	$36,043

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Debt:
The following table presents short-term and long-term debt by issuance as of December 31:

	Issuance Date	Maturity Date	2014	2013
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$160,000	$—
Prudential shelf notes:
5.84% Series H shelf notes	10/26/2007	10/26/2015	17,500	—
6.28% Series I shelf notes	4/29/2008	4/29/2015	85,000	—
New York Life shelf notes:
5.87% Series A shelf notes	10/26/2007	10/26/2015	17,500	—
6.35% Series B shelf notes	4/29/2008	4/29/2015	50,000	—
Capital lease obligations	Various	Various	6,058	4,448
Short-term debt and current portion of long-term debt			336,058	4,448
Long-term debt:
Senior notes:
4.125% senior notes, less unamortized discount of $2,137 and $2,415 as of December 31, 2014 and 2013, respectively	9/12/2012	9/12/2022	347,863	347,585
4.875% senior notes, less unamortized discount of $1,361, and $1,699 as of December 31, 2014 and 2013, respectively	12/8/2011	1/15/2019	248,639	248,301
5.80% senior notes, less unamortized discount of $654 and $757 as of December 31, 2014 and 2013, respectively	4/6/2011	5/1/2021	449,346	449,243
Prudential shelf notes:
5.84% Series H shelf notes	10/26/2007	10/26/2015	—	17,500
6.28% Series I shelf notes	4/29/2008	4/29/2015	—	85,000
6.85% Series J shelf notes	6/15/2009	6/15/2016	50,000	50,000
New York Life shelf notes:
5.87% Series A shelf notes	10/26/2007	10/26/2015	—	17,500
6.35% Series B shelf notes	4/29/2008	4/29/2015	—	50,000
Capital lease obligations	Various	Various	5,026	6,310
Long-term debt			1,100,874	1,271,439
Total debt			$1,436,932	$1,275,887

Accrued interest associated with the Company’s outstanding debt obligations was $16,265 and $16,150 as of December 31, 2014 and 2013, respectively, and included in “Accounts payable and accrued liabilities” within the accompanying consolidated balance sheets. Interest expense associated with the Company’s outstanding debt obligations was $66,881, $73,068 and $69,892 for the years ended December 31, 2014, 2013 and 2012, respectively.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 6, 2011, the Company completed an issuance of senior notes in the aggregate principal amount of $450,000. These senior notes are due on May 1, 2021 and accrue interest at a rate of 5.80% per annum. Interest is payable semi-annually on May 1st and November 1st of each year.
All senior notes issued by Verisk Analytics, Inc. (the "Parent Company") are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO, the principal operating subsidiary and certain subsidiaries that guarantee the syndicated revolving credit facility or any amendment, refinancing or replacement thereof (See Note 21. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries for further information). The debt issuance costs are amortized from the date of issuance to the maturity date. The senior notes rank equally with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. However, the senior notes are subordinated to the indebtedness of any of the subsidiaries that do not guarantee the senior notes and are effectively subordinated to any future secured indebtedness to the extent of the value of the assets securing such indebtedness. The guarantees of the senior notes rank equally and ratably in right of payment with all other existing and future unsecured and unsubordinated indebtedness of the guarantors, and senior in right of payment to all future subordinated indebtedness of the guarantors. Because the guarantees of the senior notes are not secured, such guarantees are effectively subordinated to any existing and future secured indebtedness of the applicable guarantor to the extent of the value of the collateral securing that indebtedness. Upon a change of control event, the holders of the senior notes have the right to require the Company to repurchase all or any part of such holder’s senior notes at a purchase price in cash equal to 101% of the principal amount of the senior notes plus accrued and unpaid interest, if any, to the date of repurchase. The indenture governing the senior notes restricts the Company’s ability and its subsidiaries’ ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of the Company's assets, or merge with or into, any other person or entity.
Prudential Master Shelf Agreement
The Company had an uncommitted master shelf agreement with Prudential Capital Group that expired on August 30, 2013. The Company did not extend this agreement. As of December 31, 2014, $152,500 was outstanding under this agreement.
New York Life Master Shelf Agreement
The Company had an uncommitted master shelf agreement with New York Life that expired on March 16, 2013. The Company did not extend this agreement. As of December 31, 2014, $67,500 was outstanding under this agreement.
Syndicated Revolving Credit Facility
The Company has a committed senior unsecured Syndicated Revolving Credit Facility (the “Credit Facility”) with Bank of America N.A., JPMorgan Chase Bank N.A., Wells Fargo Bank N.A., SunTrust Bank, RBS Citizens N.A., Morgan Stanley Bank N.A., TD Bank N.A., Royal Bank of Canada, The Northern Trust Company, Capital One, N.A., and HSBC Bank USA, N.A. On October 21, 2014, the Company amended its Credit Facility to increase the borrowing capacity from $975,000 to $990,000 and extend the maturity date from October 24, 2018 to October 24, 2019. The Company amortizes all one-time fees and third party costs associated with the execution and amendment of this Credit Facility through the maturity date. Interest is payable at maturity at a rate of LIBOR plus 1.125% to 1.625%, depending upon the result of certain ratios defined in the credit agreement. The Credit Facility contains certain customary financial and other covenants that, among other things, require the Company to maintain certain leverage and interest coverage ratios. Verisk and ISO are co-borrowers under the Credit Facility. Borrowings may be used for general corporate purposes, including working capital, capital expenditures, acquisitions, and share repurchase programs.
As of December 31, 2014, the Company has an available borrowing capacity, net of outstanding letters of credit, of $827,874 under the Credit Facility. Borrowings may be used for general corporate purposes, including working capital and capital expenditures, acquisitions and the share repurchase program (the "Repurchase Program"). As of December 31, 2014 and 2013, the Company had $160,000 and $0 outstanding borrowings under the Credit Facility, respectively. In January and February 2015, the Company repaid a total of $140,000 of the $160,000 outstanding borrowings under the Credit Facility.
The Company was in compliance with all financial covenants at December 31, 2014.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities
The following table reflects the Company’s debt maturities:

Year	Amount
2015	$336,058
2016	53,959
2017	770
2018	168
2019	250,050
2020 and thereafter	800,079
Total	$1,441,084
15.    Stockholders’ Equity (Deficit):
The Company has 1,200,000,000 shares of authorized Class A common stock. The common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the board of directors.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the Class A common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of December 31, 2014.
Share Repurchase Program
Since May 2010, the Company has authorized repurchases of up to $2,000,000 of its common stock through its Repurchase Program, including the additional authorization of $300,000 announced on June 4, 2014 and the Accelerated Share Repurchase ("ASR") program of $500,000 announced on December 16, 2014. Since the introduction of share repurchase as a feature of the Company's capital management strategies in 2010, the Company has repurchased shares with an aggregate value of $1,810,193. As of December 31, 2014, the Company had $189,807, excluding the ASR program, available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the ISO 401(k) Savings and Employee Stock Ownership Plan ("KSOP"), the Verisk 2013 Equity Incentive Plan (the "2013 Incentive Plan"), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.
On December 17, 2014 and December 18, 2014, the Company entered into two agreements, collectively the ASR agreement, to repurchase shares of its common stock for an aggregate purchase price of $500,000. Upon payment of the aggregate purchase price in December 2014, the Company received an initial delivery of 6,372,472 shares of the Company's common stock at a price of $62.77 per share, representing approximately $400,000 of the aggregate purchase price. The aggregate purchase price was recorded as a reduction to stockholders' equity, consisting of a $400,000 increase in treasury stock and a $100,000 decrease in additional paid-in capital, in the Company's consolidated statements of changes in stockholders' equity (deficit). Upon final settlement of the ASR agreement in June 2015, the Company may be entitled to receive additional shares of its common stock or, under certain limited circumstances, be required to deliver shares to the counterparties or, at the Company's election, pay cash to the counterparties. As of December 31, 2014, the shares associated with the remaining portion of the aggregate purchase price have not yet been settled. These shares were not included in the calculation of the diluted weighted average common shares outstanding during the period, because their effect was anti-dilutive.
The ASR agreement was accounted for as an initial treasury stock transaction and a forward stock purchase agreement indexed to the Company's own common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and was deemed to have a fair value of zero at the effective dates. The initial repurchase of 6,372,472 shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").
During the years ended December 31, 2014 and 2013, the Company repurchased 10,802,087 and 4,532,552 shares of common stock as part of the Repurchase Program at a weighted average price of $62.53 and $61.54 per share, respectively. The

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company utilized cash from operations and borrowings from its Credit Facility to fund these repurchases. As treasury stock purchases are recorded based on trade date, the Company has included $0 and $3,038 in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheets for those purchases that have not settled as of December 31, 2014 and 2013, respectively.
Treasury Stock
As of December 31, 2014, the Company’s treasury stock consisted of 386,089,811 shares of Class A common stock. During the years ended December 31, 2014 and 2013, the Company reissued 1,257,387 and 4,263,406 shares of Class A common stock, under the 2013 Incentive Plan, 2009 Incentive Plan and the 1996 Incentive Plan, from the treasury shares at a weighted average price of $5.29 and $4.54 per share, respectively.
Earnings Per Share
Basic EPS is computed by dividing income from continuing operations, income from discontinued operations and net income, respectively, by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including stock options, nonvested restricted stock, nonvested restricted stock units, and the impact from the ASR program, had been issued.
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31:

	2014	2013	2012
	(In thousands, except for share and per share data)
Numerator used in basic and diluted EPS:
Income from continuing operations	$370,865	$342,314	$317,463
Income from discontinued operations, net of tax of $25,305, $4,753 and $7,703, respectively	29,177	6,066	11,679
Net income	$400,042	$348,380	$329,142
Denominator:
Weighted average number of common shares used in basic EPS	165,823,803	168,031,412	165,890,258
Effect of dilutive shares:
Potential common stock issuable from stock options and stock awards	3,308,620	4,244,948	5,819,260
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	169,132,423	172,276,360	171,709,518
The potential shares of common stock that were excluded from diluted EPS were 1,633,670, 656,499 and 659,246 at December 31, 2014, 2013 and 2012, respectively, because the effect of including those potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of December 31:

	2014	2013
Foreign currency translation adjustment	$(3,086)	$(1,800)
Unrealized losses on available-for-sale securities, net of tax	(110)	(75)
Pension and postretirement adjustment, net of tax	(77,318)	(41,613)
Accumulated other comprehensive losses	$(80,514)	$(43,488)

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The before tax and after tax amounts of other comprehensive income for the years ended December 31, 2014, 2013 and 2012 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
December 31, 2014
Foreign currency translation adjustment	$(1,286)	$—	$(1,286)
Unrealized loss on available-for-sale securities before reclassifications	(314)	121	(193)
Amount reclassified from accumulated other comprehensive losses (1)	257	(99)	158
Unrealized loss on available-for-sale securities	(57)	22	(35)
Pension and postretirement adjustment before reclassifications	(56,635)	21,629	(35,006)
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(1,134)	435	(699)
Pension and postretirement adjustment	(57,769)	22,064	(35,705)
Total other comprehensive loss	$(59,112)	$22,086	$(37,026)
December 31, 2013
Foreign currency translation adjustment	$(840)	$—	$(840)
Unrealized loss on available-for-sale securities before reclassifications	(1,122)	433	(689)
Amount reclassified from accumulated other comprehensive losses (1)	882	(340)	542
Unrealized loss on available-for-sale securities	(240)	93	(147)
Pension and postretirement adjustment before reclassifications	80,773	(30,611)	50,162
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(5,699)	2,196	(3,503)
Pension and postretirement adjustment	75,074	(28,415)	46,659
Total other comprehensive income	$73,994	$(28,322)	$45,672
December 31, 2012
Foreign currency translation adjustment	$15	$—	$15
Unrealized loss on available-for-sale securities before reclassifications	(727)	316	(411)
Amount reclassified from accumulated other comprehensive losses (1)	346	(132)	214
Unrealized loss on available-for-sale securities	(381)	184	(197)
Pension and postretirement adjustment before reclassifications	(13,082)	4,865	(8,217)
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(4,001)	1,527	(2,474)
Pension and postretirement adjustment	(17,083)	6,392	(10,691)
Total other comprehensive loss	$(17,449)	$6,576	$(10,873)

(1) This accumulated other comprehensive losses component, before tax, is included under “Investment income and others” in the accompanying consolidated statements of operations.
(2) This accumulated other comprehensive losses component, before tax, is included under “Cost of revenues” and “Selling, general and administrative” in the accompanying consolidated statements of operations. This component is also included in the computation of net periodic benefit (credit) cost (see Note 17. Pension and Postretirement Benefits for additional details).

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
Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $18, $18 and $17 for 2014, 2013 and 2012, respectively. Certain eligible participants (age 50 and older) may contribute an additional $6 on a pre-tax basis for 2014, 2013 and 2012. After-tax contributions are limited to 10% of a participant’s compensation. The Company provides quarterly matching contributions in Verisk Class A common stock. The quarterly matching contributions are primarily equal to 75% of the first 6% of the participant’s contribution.
The Company established the ESOP component as a funding vehicle for the KSOP. The common shares acquired by the KSOP were pledged as collateral under an intercompany loan agreement ("ESOP loan") between the KSOP and Company. The Company makes quarterly cash contributions to the KSOP equal to the KSOP’s debt service. As the debt is repaid, shares are released from collateral and are used to fund the quarterly 401(k) matching and profit sharing contributions before being allocated to active employees in proportion to their annual salaries in relation to total participant salaries. The Company accounts for its ESOP in accordance with ASC 718-40, Employee Stock Ownership Plans (“ASC 718-40”) and ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”). As shares are committed to be released from collateral, the Company reports compensation expense at the then-current fair value of the shares, and the shares become outstanding for EPS computations. For the years ended December 31, 2014, 2013 and 2012, there were no ESOP contributions.
In accordance with the ESOP loan, the Company is also required to contribute a total of $17,000, plus interest, of cash or shares to the KSOP by 2016. Earlier contribution is at the Company's discretion. As of December 31, 2014, the ESOP loan collateral consisted of 145,007 shares of Verisk Class A common stock valued at $64.05 per share. As of December 31, 2014, the Company had 11,468,151 allocated ESOP shares.
In 2005, the Company established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the qualified pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees participated in the Profit Sharing Plan if they completed 1,000 hours of service each plan year and were employed on December 31 of that year. The Company can make a discretionary contribution to the Profit Sharing Plan based on the annual performance of the Company. Participants vest once they have completed four years and 1,000 hours of service. For fiscal years 2014, 2013 and 2012, there were no profit sharing contributions.
At December 31, 2014, 2013 and 2012, the fair value of Verisk Class A common stock was $64.05, $65.72, and $50.97 per share, respectively. KSOP compensation expense for 2014, 2013 and 2012 was approximately $15,351, $14,930 and $13,111, respectively.
Equity Compensation Plans
All of the Company’s outstanding stock options and restricted stock are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company's treasury shares. On May 15, 2013, the Company’s shareholders approved the 2013 Incentive Plan.  The number of shares of Class A common stock available for issuance under the 2013 Incentive Plan is 15,700,000 and such amount shall be reduced on a 1-for-1 basis for every share issued that is subject to an option or stock appreciation right and on a 2.5-for-1 basis for every share issued that is subject to an award other than an option or stock appreciation right.  Shares that were subject to an award under the 2013 Incentive Plan that become forfeited, expired or otherwise terminated shall again be available for issuance under the 2013 Incentive Plan on a 1-for-1 basis if the shares were subject to options or stock appreciation rights, and on an 2.5-for-1 basis if the shares were subject to awards other than options or stock appreciation rights. As of December 31, 2014, there were 12,771,637 shares of Class A common stock reserved and available for future issuance. Cash received from stock option exercises for the years ended December 31, 2014, 2013 and 2012 was $24,648, $80,368 and $68,388, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2014, the Company granted 1,145,976 nonqualified stock options to key employees. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. In addition, the Company granted 230,196 shares of restricted stock and 588 shares of common stock to key employees. The restricted stock is valued at the closing price of the Company’s common stock on the date of grant and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the periods in which the restrictions lapse. The restricted stock is not assignable or transferrable until it becomes vested. Also in 2014, the Company granted 33,906 nonqualified stock options that were immediately vested, 62,546 nonqualified stock options with a one-year service vesting period, 3,387 shares of common stock, and 15,807 deferred stock units to the directors of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date and a ten-year contractual term.
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table during the years ended December 31:

	2014	2013	2012
Option pricing model	Black-Scholes	Black-Scholes	Black-Scholes
Expected volatility	20.53%	29.27%	32.22%
Risk-free interest rate	1.48%	0.70%	0.90%
Expected term in years	4.4	4.5	4.7
Dividend yield	—%	—%	—%
Weighted average grant date fair value per stock option	$11.86	$15.58	$13.59
The expected term for a majority of the awards granted was estimated based on studies of historical experience and projected exercise behavior. However, for certain awards granted, for which no historical exercise pattern exists, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor is calculated using historical daily closing prices over the most recent period that is commensurate with the expected term of the stock option awards. The volatility factor for stock options granted prior to 2014 was based on the average volatility of the Company's peers as the Company did not have a history of stock price sufficient to cover the expected term of those awards. The volatility factor for stock options granted in 2014 was based on the volatility of the Company's stock. The expected dividend yield was based on the Company’s expected annual dividend rate on the date of grant.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of options outstanding under the Incentive Plan and the Option Plan and changes during the three years then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
	(In thousands, except for share and per share data)
Outstanding at January 1, 2012	18,896,405	$16.55	$445,510
Granted	973,124	$47.38
Exercised	(6,880,678)	$9.09	$257,391
Cancelled or expired	(415,553)	$19.30
Outstanding at December 31, 2012	12,573,298	$22.21	$361,653
Granted	888,038	$61.10
Exercised	(4,076,750)	$19.79	$168,056
Cancelled or expired	(149,266)	$43.14
Outstanding at December 31, 2013	9,235,320	$26.67	$360,611
Granted	1,242,428	$59.83
Exercised	(1,091,746)	$22.29	$43,863
Cancelled or expired	(180,312)	$55.23
Outstanding at December 31, 2014	9,205,690	$31.11	$303,267
Options exercisable at December 31, 2014	7,159,895	$24.00	$286,728
Options exercisable at December 31, 2013	7,169,089	$20.98	$320,766
A summary of the status of the Company’s nonvested options and changes is presented below:

	Number of Options	Weighted Average Grant-Date Fair Value Per Share
Nonvested balance at January 1, 2012	6,743,094	$7.52
Granted	973,124	$13.59
Vested	(3,524,363)	$7.38
Cancelled or expired	(415,553)	$5.62
Nonvested balance at December 31, 2012	3,776,302	$9.43
Granted	888,038	$15.58
Vested	(2,448,843)	$8.81
Cancelled or expired	(149,266)	$12.18
Nonvested balance at December 31, 2013	2,066,231	$12.61
Granted	1,242,428	$11.86
Vested	(1,082,552)	$11.71
Cancelled or expired	(180,312)	$13.56
Nonvested balance at December 31, 2014	2,045,795	$12.55

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2014 was $303,267 and $286,728, respectively. In accordance with ASC 718, excess tax benefit from exercised stock options is recorded as an increase to additional-paid-in capital and a corresponding reduction in taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying consolidated statements of cash flows. For the years ended December 31, 2014,

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013 and 2012, the Company recorded excess tax benefit from exercised stock options of $15,988, $58,056 and $88,387, respectively. The Company realized $22,566, $109,946 and $60,672 of tax benefit within the Company’s tax payments through December 31, 2014, 2013 and 2012, respectively.The Company estimates expected forfeitures of equity awards at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the requisite service period and may impact the timing of expense recognized over the requisite service period. Stock based compensation expense for 2014, 2013 and 2012 was $20,253, $21,087 and $24,696, respectively.
A summary of the status of the restricted stock awarded under the 2013 Incentive Plan and changes is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	145,634	$33.32
Granted	244,397	$47.10
Vested	(41,120)	$34.51
Forfeited	(17,898)	$43.27
Outstanding at December 31, 2012	331,013	$42.78
Granted	241,674	$61.12
Vested	(150,668)	$37.82
Forfeited	(25,270)	$53.00
Outstanding at December 31, 2013	396,749	$52.82
Granted	246,003	$59.86
Vested	(163,280)	$49.94
Forfeited	(37,162)	$55.53
Outstanding at December 31, 2014	442,310	$56.84

For the year ended December 31, 2014, certain employees had restricted stock vesting and covered the aggregate statutory minimum tax withholding of $1,625 through a net settlement of 27,159 shares. The payment of taxes related to the vesting was recorded as a reduction to additional paid-in-capital. This transaction is reflected within "Net share settlement of restricted stock awards" within cash flows from financing activities in the accompanying consolidated statements of cash flows.
As of December 31, 2014, there was $41,576 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2013 Incentive Plan and the 2009 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.51 years. As of December 31, 2014, there were 2,045,795 and 442,310 nonvested stock options and restricted stock, respectively, of which 1,652,852 and 366,776 are expected to vest. The total grant date fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $12,780, $16,468 and $19,834, respectively. The total grant date fair value of restricted stock vested during the year ended December 31, 2014, 2013 and 2012 was $9,839, $7,153 and $3,206, respectively.
The Company also offers eligible employees the opportunity to participate in an employee stock purchase plan ("ESPP"). Under the ESPP, participating employees may authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25 in any calendar year, to purchase shares of the Company’s Class A common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the years ended December 31, 2014 and 2013, the Company issued 26,953 and 27,879 shares of common stock at a weighted average discounted price of $57.98 and $59.62, respectively.
17.    Pension and Postretirement Benefits:
The Company maintained a qualified defined benefit pension plan for certain of its employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. The Company applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on salary rates determined by years of service, as well as the interest earned on the previous year-end cash balance. The Company also has a non-qualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company. Effective February 29, 2012, the Company instituted a hard freeze, which eliminated all future compensation and service credits, to all participants in the Pension Plan and SERP. The freeze in 2012 reduced the unfunded pension liability by approximately $10,200 and the Company realized a curtailment gain of $780 in “Cost of revenues” and “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.
The Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. In April 2012, the Company completed a voluntary prefunding to the Pension Plan of $72,000, which resulted in a total contribution of $78,837 for the year, of which $28,206 was the minimum contribution requirement for 2012. Due to the prefunding, the minimum contribution requirement was and is expected to be $0 in 2014 and 2015, respectively. The Company contributed $1,177 and $3,911 to the SERP in 2014 and 2013, respectively, and expects to contribute $777 in 2015.
The Company also provides certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage. The Company expects to contribute $1,148 to the Postretirement Plan in 2015.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the benefit obligations and the plan assets, the (funded) unfunded status of the Pension Plan, SERP and Postretirement Plan, and the amounts recognized in the Company’s consolidated balance sheets at December 31:

	Pension Plan and SERP		Postretirement Plan
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at January 1	$420,664	$460,482	$20,399	$22,434
Interest cost	19,073	17,860	593	608
Actuarial loss (gain)	61,804	(31,962)	(411)	(426)
Plan participants’ contributions	—	—	2,635	1,748
Benefits paid	(30,282)	(25,716)	(4,834)	(4,225)
Federal subsidy on benefits paid	—	—	391	260
Benefit obligation at December 31	$471,259	$420,664	$18,773	$20,399
Accumulated benefit obligation at December 31	$471,259	$420,664
Change in plan assets:
Fair value of plan assets at January 1	$467,912	$421,134	$16,601	$18,766
Actual return on plan assets, net of expenses	36,474	68,583	743	(198)
Employer contributions, net	1,177	3,911	(305)	250
Plan participants’ contributions	—	—	2,635	1,748
Benefits paid	(30,282)	(25,716)	(4,834)	(4,225)
Subsidies received	—	—	391	260
Fair value of plan assets at December 31	$475,281	$467,912	$15,231	$16,601
(Funded) unfunded status at December 31	$(4,022)	$(47,248)	$3,542	$3,798
Amounts recognized in the consolidated balance sheets consist of:
Pension assets, noncurrent	$(18,589)	$(60,955)	$—	$—
Pension, SERP and postretirement benefits, current	762	700	1,132	1,737
Pension, SERP and postretirement benefits, noncurrent	13,805	13,007	2,410	2,061
Total Pension, SERP and Postretirement benefits	$(4,022)	$(47,248)	$3,542	$3,798
The pre-tax components included within accumulated other comprehensive losses as of December 31 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	2014	2013	2014	2013
Prior service benefit	$—	$—	$(1,000)	$(1,147)
Actuarial losses	120,735	62,226	8,321	9,208
Accumulated other comprehensive losses, pretax	$120,735	$62,226	$7,321	$8,061

The pre-tax components of net periodic benefit (credit) cost and the amounts recognized in other comprehensive loss (income) are summarized below for the years ended December 31:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Plan and SERP			Postretirement Plan
	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$282	$—	$—	$—
Interest cost	19,073	17,860	19,888	593	608	779
Curtailment gain	—	—	(780)	—	—	—
Expected return on plan assets	(33,942)	(30,480)	(28,899)	(786)	(919)	(255)
Amortization of prior service benefit	—	—	(133)	(146)	(146)	(146)
Amortization of net actuarial loss	763	5,078	3,646	517	767	634
Net periodic benefit (credit) cost	(14,106)	(7,542)	(5,996)	178	310	1,012
Amortization of actuarial loss reclassified from accumulated other comprehensive losses	(354)	(1,320)	(279)	—	—	—
Amortization of prior service benefit reclassified from accumulated other comprehensive losses	—	—	133	146	146	146
Prior service benefit	—	—	(7,475)	—	—	—
Net loss recognized reclassified from accumulated other comprehensive losses	(409)	(3,758)	(3,368)	—	—	—
Actuarial gain (loss)	59,272	(70,065)	26,184	(886)	(77)	1,742
Total recognized in other comprehensive loss (income)	58,509	(75,143)	15,195	(740)	69	1,888
Total recognized in net periodic benefit (credit) cost and other comprehensive loss (income)	$44,403	$(82,685)	$9,199	$(562)	$379	$2,900
The estimated amounts in accumulated other comprehensive losses that are expected to be recognized as components of net periodic benefit (credit) cost during 2015 are summarized below:

	Pension Plan And SERP	Postretirement Plan	Total
Amortization of prior service benefit	$—	$(146)	$(146)
Amortization of net actuarial loss	2,969	599	3,568
Total	$2,969	$453	$3,422

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2014 and 2013 and net periodic benefit (credit) cost for the years 2014, 2013 and 2012 are provided below:

	Pension Plan and SERP			Postretirement Plan
Weighted-average assumptions used to determine benefit obligations:	2014	2013		2014	2013
Discount rate	3.99%	4.74%		3.00%	3.45%
Expected return on plan assets	7.50%	7.50%		4.00%	5.00%

Weighted-average assumptions used to determine net periodic benefit (credit) loss:	2014	2013	2012	2014	2013	2012
Discount rate	4.73%	3.98%	4.98%	3.45%	2.75%	3.50%
Expected return on plan assets	7.50%	7.50%	7.50%	5.00%	5.00%	N/A
Rate of compensation increase	N/A	N/A	4.00%	N/A	N/A	N/A

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the Postretirement Plan are net of the federal Medicare subsidy.

	Pension Plan and SERP	Postretirement Plan
	Gross Benefit Amount	Gross Benefit Amount	Medicare Subsidy Payments	Net Benefit Amount
2015	$29,256	$2,825	$(395)	$2,430
2016	$30,070	$2,660	$(387)	$2,273
2017	$30,303	$2,480	$(378)	$2,102
2018	$30,223	$2,291	$(368)	$1,923
2019	$30,692	$2,093	$(358)	$1,735
2020-2024	$149,595	$7,587	$(1,601)	$5,986
The healthcare cost trend rate for 2014 was 7.50% gradually decreasing to 5.00% in 2020. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A 1.00% change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect of total service and interest cost components of net periodic postretirement healthcare benefit cost	$12	$(11)
Effect on the healthcare component of the accumulated postretirement benefit obligation	$516	$(477)
The expected subsidy from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced the Company’s accumulated postretirement benefit obligation by approximately $3,182 and $2,868 as of December 31, 2014 and 2013, and the net periodic benefit cost by approximately $10, $19 and $114 in fiscal 2014, 2013 and 2012, respectively.
The expected return on the Pension Plan assets for 2014 and 2013 was 7.50%, which was determined by taking into consideration the Company’s analysis of its actual historical investment returns to a broader long-term forecast after adjusting for the target investment allocation and reflecting the current economic environment. The Company’s investment guidelines target investment allocation of 60% equity securities and 40% debt securities. The Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms. The domestic equity portion of the total portfolio should range between 40% and 60%. The international equity portion of the total portfolio should range between 10% and 20%. The fixed

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income portion of the total portfolio should range between 20% and 40%. The asset allocation at December 31, 2014 and 2013, and target allocation for 2015 by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets
		2014	2013
Equity securities	60.00%	56.80%	66.80%
Debt securities	40.00%	41.30%	33.20%
Other	—%	1.90%	—%
Total	100.00%	100.00%	100.00%

The Company has used the target investment allocation to derive the expected return as the Company believes this allocation will be retained on an ongoing basis that will be commensurate with the projected cash flows of the plan. The expected return for each investment category within the target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the Pension Plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit costs. The Company believes that the use of the average historical rates of returns is consistent with the timing and amounts of expected contributions to the plans and benefit payments to plan participants. These considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.
The Company also maintains a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The asset allocation for the VEBA Plan at December 31, 2014 and target allocation for 2015 are 100% in debt securities.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value measurements by level of the Pension Plan and Postretirement Plan assets. Refer to Note 7. Fair Value Measurements for further discussion with respect to fair value hierarchy.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Equity
Managed equity accounts (1)	$83,690	$83,690	$—	$—
Equity — pooled separate account (2)	186,102	—	186,102	—
Equity — partnerships (3)	240	—	—	240
Debt
Fixed income manager — pooled separate account (2)	196,034	—	196,034	—
Fixed income manager — government securities (4)	15,231	15,231	—	—
Other
Cash — pooled separate account (2)	9,215	—	9,215	—
Total	$490,512	$98,921	$391,351	$240
December 31, 2013
Equity
Managed equity accounts (1)	$110,852	$110,852	$—	$—
Equity — pooled separate account (2)	200,947	—	200,947	—
Equity — partnerships (3)	635	—	—	635
Debt
Fixed income manager — pooled separate account (2)	165,157	—	165,157	—
Fixed income manager — government securities (4)	16,601	16,601	—	—
Other
Cash deficit — pooled separate account (2)	(9,679)	—	(9,679)	—
Total	$484,513	$127,453	$356,425	$635

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
The following table sets forth a summary of changes in fair value of the Pension Plan’s Level 3 assets for the years ended December 31:

	Equity-partnerships
	2014	2013
Balance at January 1	$635	$1,022
Realized and unrealized loss on plan assets, net	(395)	(387)
Balance at December 31	$240	$635
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

On March 11, 2014, the Company sold the Company's mortgage services business, Interthinx. Results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2014 and for all prior periods presented. Refer to Note 10 for more information.
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

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 1.00% or more of the Company’s consolidated revenue for the years ended December 31, 2014, 2013 or 2012. No individual country outside of the U.S. accounted for 3.00% or more of total consolidated long-term assets as of December 31, 2014 and 1.00% as of December 31, 2013.
The following table provides the Company’s revenue and operating income performance by reportable segment for the years ended December 31, as well as a reconciliation to operating income for all periods presented in the accompanying consolidated statements of operations:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014			2013			2012
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$1,096,074	650,652	$1,746,726	$977,427	$618,276	$1,595,703	$828,342	$579,506	$1,407,848
Expenses:
Cost of revenues (exclusive of items shown separately below)	508,411	208,187	716,598	427,978	194,545	622,523	334,280	182,428	516,708
Selling, general and administrative	153,453	73,853	227,306	151,557	77,425	228,982	139,122	80,946	220,068
Investment income and others	—	(158)	(158)	16	(625)	(609)	22	(128)	(106)
EBITDA from discontinued operations	(55,588)	—	(55,588)	(15,466)	—	(15,466)	(24,737)	—	(24,737)
EBITDA	489,798	368,770	858,568	413,342	346,931	760,273	379,655	316,260	695,915
Depreciation and amortization of fixed assets	64,826	20,680	85,506	51,739	14,451	66,190	33,106	13,531	46,637
Amortization of intangible assets	56,517	353	56,870	63,388	353	63,741	52,207	—	52,207
Investment income and others	—	158	158	(16)	625	609	(22)	128	106
EBITDA from discontinued operations	55,588	—	55,588	15,466	—	15,466	24,737	—	24,737
Operating income	$312,867	$347,579	$660,446	$282,765	$331,502	$614,267	$269,627	$302,601	$572,228

Operating segment revenue by type of service is provided below for the years ended December 31:

	2014	2013	2012
Decision Analytics
Insurance	$598,757	$539,150	$493,456
Financial services	96,763	81,113	26,567
Healthcare	315,628	271,538	222,955
Specialized markets	84,926	85,626	85,364
Total Decision Analytics	1,096,074	977,427	828,342
Risk Assessment
Industry-standard insurance programs	495,065	471,130	450,646
Property-specific rating and underwriting information	155,587	147,146	128,860
Total Risk Assessment	650,652	618,276	579,506
Total consolidated revenues	$1,746,726	$1,595,703	$1,407,848

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    Related Parties:
The Company considers its Class A stockholders that own more than 5% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. The Company had no related parties owning more than 5% of the entire class of stock as of December 31, 2014 and 2013.
In addition, the Company had no revenues from related parties for the years ended December 31, 2014, 2013 and 2012.
20.    Commitments and Contingencies:
The Company’s operations are conducted on leased premises. Approximate minimum rentals under long-term noncancelable leases for all leased premises, computer equipment and automobiles are as follows:

Years Ending	Operating Leases	Capital Leases
2015	$37,958	$6,295
2016	38,506	4,076
2017	37,350	791
2018	29,074	181
2019	31,775	59
2020 and thereafter	260,033	85
Net minimum lease payments	$434,696	11,487
Less amount representing interest		403
Present value of net minimum lease capital payments		$11,084

Most of the leases require payment of property taxes and utilities and, in certain cases, contain renewal options. Operating leases consist of office space. Capital leases consist of computer equipment, office equipment, and leased automobiles. Rent expense on operating leases approximated $35,149, $32,186 and $29,618 in 2014, 2013 and 2012, respectively.
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
On October 14, 2013, the Company received notice of a claim titled Dejan Nagl v. Interthinx Services, Inc. filed in the California Labor and Workforce Development Agency. The claimant, Dejan Nagl, a former mortgage auditor at the Company’s former subsidiary Interthinx, Inc. in California, filed the claim on behalf of himself and all current and former individuals employed in California as auditors by Interthinx, Inc. for violations of the California Labor Code and Wage Order. The claimant alleges on behalf of himself and other auditors the following causes of action: (1) Failure to provide rest breaks and meal periods in violation of Cal. Lab. Code sections 226.7, 514 and 1198; (2) Failure to pay overtime wages in violation of Cal. Lab. Code sections 510 and 1194; (3) Failure to provide accurate wage statements in violation of Cal. Lab. Code section 226; (4) Failure to timely pay wages in violation of Cal. Lab. Code section 204; and (5) Failures to timely pay wages for violations of Cal. Lab. Code sections 201- 203. The claim seeks compensatory damages and penalties that are associated with the various statutes, costs and attorneys’ fees.
On March 11, 2014, the Company sold 100 percent of the stock of Interthinx (see Note 6 Discontinued Operations for additional details). Pursuant to the terms of the sale agreement, the Company is responsible for the resolution of these matters. In October 2014, the parties agreed to a Joint Stipulation of Settlement and Release resolving the Shaw, Dehdashtian and Nagl matters which provides for a payment of $6,000, the majority of which is to be paid by insurance. The United States District Court for the District of Colorado granted Preliminary Approval of the Joint Stipulation of Settlement and Release on November 21, 2014 and scheduled the Final Fairness Hearing for April 3, 2015.
Mariah Re Litigation
On July 8, 2013, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Mariah Re LTD. v. American Family Mutual Insurance Company, ISO Services, Inc. and AIR Worldwide Corporation, which was amended by the plaintiff on October 18, 2013 (the “Amended Complaint”). Plaintiff Mariah is a special purpose vehicle established to provide reinsurance to defendant American Family Insurance. Mariah entered into contracts with our ISO Services, Inc. and AIR Worldwide Corporation subsidiaries, pursuant to which, among other things, Mariah (i) licensed the right to utilize information published in Catastrophe Bulletins issued by the Property Claims Services division of ISO Services, Inc. and (ii) engaged AIR Worldwide Corporation as Calculation Agent to compute certain reinsured losses. The Amended Complaint alleges the following causes of action: (1) breach of contract against ISO Services, Inc, AIR Worldwide Corporation, and American Family; (2) unjust enrichment against American Family; (3) conversion against American Family; (4) tortious interference with contract against American Family; (5) declaratory judgment against all defendants and (6) specific performance against all defendants. The Amended Complaint seeks declaratory relief, specific performance, restitution, monetary damages and attorneys’ fees.

On November 20, 2013, the three defendants filed motions to dismiss the Amended Complaint.

On September 30, 2014, the District Court granted defendants’ motions and dismissed the Amended Complaint in its entirety, with prejudice. Mariah filed a Notice of Appeal on October 28, 2014. Briefing of the appeal was completed on February 13, 2015.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.
MediConnect Global, Inc. Litigation
On October 11, 2013, the Company was served with a summons and complaint in an action titled Naveen Trehan v. MediConnect Global, Inc., Amy Anderson and Verisk Health, Inc. filed on October 9, 2013 in the United States District Court for the District of Utah. The complaint, brought by a former minority shareholder of the Company’s subsidiary, MediConnect Global, Inc., arises from MediConnect’s buyout of Naveen Trehan and his family members’ shares on October 15, 2010. Plaintiff claims

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the sale of the shares was based on MediConnect’s representations concerning third parties that had expressed interest in an acquisition, merger or investment in MediConnect at that time. Plaintiff claims that MediConnect did not disclose the Company, which purchased MediConnect on March 23, 2012, as a possible suitor. The complaint alleges four causes of action: (1) Breach of fiduciary duty against MediConnect and Amy Anderson for failure to disclose the Company's interest in acquiring, merging with or investing in MediConnect prior to the buyout of his shares; (2) Fraud against  Amy Anderson and MediConnect for intentionally providing false information to plaintiff with the purpose of inducing him to agree to sell his shares at an artificially low price; (3) Negligent misrepresentation against Amy Anderson and MediConnect for their negligent failure to discover and disclose the Company's interest in acquiring MediConnect prior to the buyout of plaintiff’s shares and (4) a Violation of SEC Rule 10b-5 against Amy Anderson and MediConnect for defrauding plaintiff and failing to disclose material information in connection with the sale of securities.  The complaint seeks joint and several recovery from Amy Anderson and MediConnect for compensatory damages, punitive damages, and disgorgement of all profits earned through the investment of plaintiff’s funds, attorneys’ fees, interest and an order from the court that plaintiff’s funds be held in a constructive trust.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Insurance Services Office, Inc. Litigation
In October 2013, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Laurence J. Skelly and Ellen Burke v. Insurance Services Office, Inc. and the Pension Plan for Insurance Organizations. The plaintiffs, former employees of the Company's subsidiary Insurance Services Office, Inc. ("ISO"), bring the action on their own behalf as participants in the Pension Plan for Insurance Organizations and on the behalf of similarly situated participants of the pension plan and ask the court to declare that a certain amendment to the pension plan as of December 31, 2001, which terminated their right to calculate and define the value of their retirement benefit under the pension plan based on their compensation levels as of immediately prior to their “retirement” (the “Unlawful Amendment”), violated the anti-cutback provisions and equitable principles of ERISA. The First Amended Class Action Complaint (the “Amended Complaint”) alleges that (1) the Unlawful Amendment of the pension plan violated Section 502(a)(1)(B) of ERISA as well as the anti-cutback rules of ERISA Section 204(g) and Section 411(d)(6) of the Internal Revenue Code; (2) ISO’s failure to provide an ERISA 204(h) notice in a manner calculated to be understood by the average pension plan participant was a violation of Sections 204(h) and 102(a) of ERISA; and (3) the Living Pension Right was a contract right under ERISA common law and that by terminating that right through the Unlawful Amendment ISO violated plaintiffs’ common law contract rights under ERISA. The Amended Complaint seeks declaratory, equitable and injunctive relief enjoining the enforcement of the Unlawful Amendment and ordering the pension plan and ISO retroactive to the date of the Unlawful Amendment to recalculate the accrued benefits of all class members, indemnification from ISO to the pension plan for costs and contribution requirements related to voiding the Unlawful Amendment, bonuses to the class representatives, costs and attorney’s fees. On September 12, 2014, the District Court granted ISO’s motion to dismiss the Amended Complaint finding that ISO provided ample, clear and sufficient notice of the 2002 Amendment to the Plan and that plaintiffs’ claims were time barred. Plaintiffs filed their Notice of Appeal on October 14, 2014 and all briefing of the appeal is complete.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

On August 1, 2014 the Company was served with an Amended Complaint filed in the United States District Court for the District of Colorado titled Snyder, et. al. v. ACORD Corp., et al. The action is brought by nineteen individual plaintiffs, on their own behalf and on behalf of a putative class, against more than 120 defendants, including the Company and its subsidiary, Insurance Services Office, Inc. ("ISO"). Except for the Company, ISO and the defendant Acord Corporation, which provides standard forms to assist in insurance transactions, most of the other defendants are property and casualty insurance companies that plaintiffs claim conspired to underpay property damage claims. Plaintiffs claim that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law. On September 8, 2014, the Court entered an Order striking the Amended Complaint and granting leave to the plaintiffs to file a new complaint. On October 13, 2014, plaintiffs filed their Second Amended Complaint that continues to allege that the defendants conspired to underpay property damage claims, but does not specifically allege what role the Company or ISO played in the alleged conspiracy. The Second Amended Complaint similarly alleges that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law, and seeks all available relief including, injunctive, statutory, actual and punitive damages as well as attorneys’ fees.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.

21.    Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
In 2013 and 2012, the Parent Company registered senior notes with full and unconditional and joint and several guarantees by certain of its 100 percent wholly-owned subsidiaries and issued certain other debt securities with full and unconditional and joint and several guarantees by certain of its subsidiaries. Accordingly, presented below is condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis, and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012. The condensed consolidating financial information has been presented using the equity method of accounting, to show the nature of assets held, results of operations, comprehensive income and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several, guarantees to the Parent Company at the beginning of the periods presented. Effective as of December 31, 2014, ISO Strategic Solutions, ("ISOST"), a non-guarantor of the senior notes, merged with and into Insurance Services Office, Inc. ("ISO"), a guarantor of the senior notes, pursuant to which ISO is the surviving corporation and remains a guarantor of the senior notes. As a result, the condensed consolidated balance sheet of ISOST at December 31, 2014 was reclassified from the financial information of the non-guarantor subsidiaries to that of the guarantor subsidiaries. On March 11, 2014, the Company sold 100% of the stock of Company’s mortgage services business, Interthinx, Inc., a guarantor of the senior notes.  Upon the sale, Interthinx, Inc. was relieved of all its guarantees of the senior notes. Effective as of December 31, 2013, Verisk Health, Inc. and Verisk Health Solutions, Inc., guarantors of the senior notes, merged with and into Bloodhound Technologies, Inc. ("Bloodhound"), a non-guarantor of the senior notes, pursuant to which Verisk Health, Inc. (formerly Bloodhound) was the surviving corporation. By virtue of the merger, the surviving corporation of Verisk Health, Inc. expressly assumed all of the obligations of the former Verisk Health, Inc. and Verisk Health Solutions, Inc., including the guarantee by them of the senior notes. As a result, the condensed consolidated balance sheet of the former Bloodhound subsidiary at December 31, 2013 was reclassified from the financial information of the non-guarantor subsidiaries to that of the guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$330	$4,131	$34,898	$—	$39,359
Available-for-sale securities	—	3,801	—	—	3,801
Accounts receivable, net	—	148,944	71,724	—	220,668
Prepaid expenses	—	27,433	4,063	—	31,496
Deferred income taxes, net	—	3,334	1,438	—	4,772
Income taxes receivable	20,180	71,376	—	(26,044)	65,512
Intercompany receivables	706,138	1,250,827	194,565	(2,151,530)	—
Other current assets	5,147	13,352	376	—	18,875
Total current assets	731,795	1,523,198	307,064	(2,177,574)	384,483
Noncurrent assets:
Fixed assets, net	—	258,238	44,035	—	302,273
Intangible assets, net	—	58,887	347,589	—	406,476
Goodwill	—	498,075	709,071	—	1,207,146
Investment in subsidiaries	1,772,222	909,565	—	(2,681,787)	—
Pension assets	—	18,589	—	—	18,589
Other assets	6,684	18,918	761	—	26,363
Total assets	$2,510,701	$3,285,470	$1,408,520	$(4,859,361)	$2,345,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,220	$120,058	$46,448	$—	$180,726
Short-term debt and current portion of long-term debt	—	335,993	65	—	336,058
Pension and postretirement benefits, current	—	1,894	—	—	1,894
Fees received in advance	—	212,765	39,827	—	252,592
Intercompany payables	1,239,590	888,752	23,188	(2,151,530)	—
Income taxes payable	—	—	26,044	(26,044)	—
Total current liabilities	1,253,810	1,559,462	135,572	(2,177,574)	771,270
Noncurrent liabilities:
Long-term debt	1,045,848	54,729	297	—	1,100,874
Pension and postretirement benefits	—	16,215	—	—	16,215
Deferred income taxes, net	—	82,340	120,200	—	202,540
Other liabilities	—	40,795	2,593	—	43,388
Total liabilities	2,299,658	1,753,541	258,662	(2,177,574)	2,134,287
Total stockholders’ equity	211,043	1,531,929	1,149,858	(2,681,787)	211,043
Total liabilities and stockholders’ equity	$2,510,701	$3,285,470	$1,408,520	$(4,859,361)	$2,345,330

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,226	$81,095	$64,480	$—	$165,801
Available-for-sale securities	—	3,911	—	—	3,911
Accounts receivable, net	—	99,578	58,969	—	158,547
Prepaid expenses	—	22,582	3,075	—	25,657
Deferred income taxes, net	—	—	5,086	(9)	5,077
Income taxes receivable	20,045	66,274	—	(18,973)	67,346
Intercompany receivables	633,128	525,286	202,018	(1,360,432)	—
Other current assets	5,144	26,835	2,702	—	34,681
Current assets held-for-sale	—	12,421	883	521	13,825
Total current assets	678,543	837,982	337,213	(1,378,893)	474,845
Noncurrent assets:
Fixed assets, net	—	198,112	35,261	—	233,373
Intangible assets, net	—	67,407	380,211	—	447,618
Goodwill	—	493,053	688,628	—	1,181,681
Investment in subsidiaries	1,375,128	848,124	—	(2,223,252)	—
Pension assets	—	60,955	—	—	60,955
Other assets	7,789	11,356	889	—	20,034
Noncurrent assets held-for-sale	—	85,945	—	—	85,945
Total assets	$2,061,460	$2,602,934	$1,442,202	$(3,602,145)	$2,504,451
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,233	$102,477	$63,554	$—	$188,264
Short-term debt and current portion of long-term debt	—	4,341	107	—	4,448
Pension and postretirement benefits, current	—	2,437	—	—	2,437
Fees received in advance	—	192,524	34,057	—	226,581
Intercompany payables	446,509	793,517	120,406	(1,360,432)	—
Deferred income taxes, net	—	9	—	(9)	—
Income taxes payable	—	—	18,973	(18,973)	—
Current liabilities held-for-sale	—	8,928	—	521	9,449
Total current liabilities	468,742	1,104,233	237,097	(1,378,893)	431,179
Noncurrent liabilities:
Long-term debt	1,045,129	225,950	360	—	1,271,439
Pension and postretirement benefits	—	15,068	—	—	15,068
Deferred income taxes, net	—	70,897	127,707	—	198,604
Other liabilities	—	31,809	4,234	—	36,043
Noncurrent liabilities held-for-sale	—	4,529	—	—	4,529
Total liabilities	1,513,871	1,452,486	369,398	(1,378,893)	1,956,862
Total stockholders’ equity	547,589	1,150,448	1,072,804	(2,223,252)	547,589
Total liabilities and stockholders’ equity	$2,061,460	$2,602,934	$1,442,202	$(3,602,145)	$2,504,451

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$1,440,093	$357,249	$(50,616)	$1,746,726
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	568,858	189,507	(41,767)	716,598
Selling, general and administrative	—	186,937	49,218	(8,849)	227,306
Depreciation and amortization of fixed assets	—	72,254	13,252	—	85,506
Amortization of intangible assets	—	10,085	46,785	—	56,870
Total expenses	—	838,134	298,762	(50,616)	1,086,280
Operating income	—	601,959	58,487	—	660,446
Other income (expense):
Investment income and others	51	398	(291)	—	158
Interest expense	(54,550)	(15,401)	(33)	—	(69,984)
Total other expense, net	(54,499)	(15,003)	(324)	—	(69,826)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(54,499)	586,956	58,163	—	590,620
Provision for income taxes	20,180	(222,147)	(17,788)	—	(219,755)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(34,319)	364,809	40,375	—	370,865
Income (loss) from discontinued operations, net of tax	—	29,322	(145)	—	29,177
Equity in net income of subsidiaries	434,361	32,532	—	(466,893)	—
Net income	$400,042	$426,663	$40,230	$(466,893)	$400,042

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$1,259,884	$355,165	$(19,346)	$1,595,703
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	451,393	179,196	(8,066)	622,523
Selling, general and administrative	1	183,717	56,544	(11,280)	228,982
Depreciation and amortization of fixed assets	—	52,248	13,942	—	66,190
Amortization of intangible assets	—	13,593	50,148	—	63,741
Total expenses	1	700,951	299,830	(19,346)	981,436
Operating (loss) income	(1)	558,933	55,335	—	614,267
Other income (expense):
Investment income and others	43	636	(70)	—	609
Interest expense	(54,551)	(21,571)	(14)	—	(76,136)
Total other expense, net	(54,508)	(20,935)	(84)	—	(75,527)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(54,509)	537,998	55,251	—	538,740
Provision for income taxes	20,045	(198,464)	(18,007)	—	(196,426)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(34,464)	339,534	37,244	—	342,314
Income (loss) from discontinued operations, net of tax	—	6,230	(164)	—	6,066
Equity in net income of subsidiaries	382,844	29,262	—	(412,106)	—
Net income	$348,380	$375,026	$37,080	$(412,106)	$348,380

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$1,162,134	$266,427	$(20,713)	$1,407,848
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	401,724	125,111	(10,127)	516,708
Selling, general and administrative	—	174,324	56,330	(10,586)	220,068
Depreciation and amortization of fixed assets	—	36,898	9,739	—	46,637
Amortization of intangible assets	—	17,943	34,264	—	52,207
Total expenses	—	630,889	225,444	(20,713)	835,620
Operating income	—	531,245	40,983	—	572,228
Other income (expense):
Investment income and others	44	(130)	192	—	106
Interest expense	(42,848)	(29,619)	(41)	—	(72,508)
Total other (expense) income, net	(42,804)	(29,749)	151	—	(72,402)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(42,804)	501,496	41,134	—	499,826
Provision for income taxes	15,833	(183,025)	(15,171)	—	(182,363)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(26,971)	318,471	25,963	—	317,463
Income from discontinued operations, net of tax	—	11,679	—	—	11,679
Equity in net income of subsidiaries	356,113	19,159	—	(375,272)	—
Net income	$329,142	$349,309	$25,963	$(375,272)	$329,142

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For The Years Ended December 31, 2014, 2013 and 2012

	December 31, 2014
	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$400,042	$426,663	$40,230	$(466,893)	$400,042
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,286)	(589)	(697)	1,286	(1,286)
Unrealized holding loss on available-for-sale securities	(35)	(35)	—	35	(35)
Pension and postretirement adjustment	(35,705)	(35,705)	—	35,705	(35,705)
Total other comprehensive loss	(37,026)	(36,329)	(697)	37,026	(37,026)
Comprehensive income	$363,016	$390,334	$39,533	$(429,867)	$363,016

	December 31, 2013
	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$348,380	$375,026	$37,080	$(412,106)	$348,380
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(840)	(778)	(99)	877	(840)
Unrealized holding loss on available-for-sale securities	(147)	(147)	—	147	(147)
Pension and postretirement adjustment	46,659	46,659	—	(46,659)	46,659
Total other comprehensive income (loss)	45,672	45,734	(99)	(45,635)	45,672
Comprehensive income	$394,052	$420,760	$36,981	$(457,741)	$394,052

	December 31, 2012
	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$329,142	$349,309	$25,963	$(375,272)	$329,142
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	15	172	46	(218)	15
Unrealized holding loss on available-for-sale securities	(197)	(197)	—	197	(197)
Pension and postretirement adjustment	(10,691)	(10,691)	—	10,691	(10,691)
Total other comprehensive (loss) income	(10,873)	(10,716)	46	10,670	(10,873)
Comprehensive income	$318,269	$338,593	$26,009	$(364,602)	$318,269

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$104	$336,094	$153,254	$—	$489,452
Cash flows from investing activities:
Acquisitions, net of cash acquired of $304	—	(5,051)	(30,141)	—	(35,192)
Purchase of non-controlling equity investments in non-public companies	—	(5,000)	—	—	(5,000)
Proceeds from sale of subsidiary	—	151,170	—	—	151,170
Investment in subsidiaries	—	(30,609)	—	30,609	—
Intercompany dividends received from subsidiaries	—	114	—	(114)	—
Repayments received from other subsidiaries	20,000	224,447	19,289	(263,736)	—
Advances provided to other subsidiaries	—	(5,075)	—	5,075	—
Capital expenditures	—	(124,513)	(22,305)	—	(146,818)
Purchases of available-for-sale securities	—	(203)	—	—	(203)
Proceeds from sales and maturities of available-for-sale securities	—	513	—	—	513
Net cash provided by (used in) investing activities	20,000	205,793	(33,157)	(228,166)	(35,530)
Cash flows from financing activities:
Proceeds from short-term debt, net	—	160,000	—	—	160,000
Proceeds from issuance of intercompany common stock	—	—	30,609	(30,609)	—
Intercompany dividends paid to subsidiaries	—	—	(114)	114	—
Repurchases of Class A common stock	—	(778,484)	—	—	(778,484)
Repayments of advances to other subsidiaries	(40,000)	(39,289)	(184,447)	263,736	—
Advances received from other subsidiaries	—	—	5,075	(5,075)	—
Payment of debt issuance costs	—	(465)	—	—	(465)
Excess tax benefits from exercised stock options	—	22,566	—	—	22,566
Proceeds from stock options exercised	—	24,648	—	—	24,648
Net share settlement of taxes from restricted stock awards	—	(1,625)	—	—	(1,625)
Other financing activities, net	—	(5,613)	(105)	—	(5,718)
Net cash used in financing activities	(40,000)	(618,262)	(148,982)	228,166	(579,078)
Effect of exchange rate changes	—	(589)	(697)	—	(1,286)
Decrease in cash and cash equivalents	(19,896)	(76,964)	(29,582)	—	(126,442)
Cash and cash equivalents, beginning of period	20,226	81,095	64,480	—	165,801
Cash and cash equivalents, end of period	$330	$4,131	$34,898	$—	$39,359
Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$778,484	$778,484	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$24,648	$24,648	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2013

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$42	$287,956	$218,922	$—	$506,920
Cash flows from investing activities:
Acquisitions	—	(983)	—	—	(983)
Investment in subsidiaries	—	(350)	—	350	—
Proceeds from release of acquisition related escrows	66	214	—	—	280
Repayments received from other subsidiaries	—	206,282	9,605	(215,887)	—
Advances provided to other subsidiaries	(30,000)	(68,692)	—	98,692	—
Capital expenditures	—	(118,307)	(27,669)	—	(145,976)
Purchases of available-for-sale securities	—	(5,870)	—	—	(5,870)
Proceeds from sales and maturities of available-for-sale securities	—	7,484	—	—	7,484
Other investing, net	—	(561)	—	—	(561)
Net cash (used in) provided by investing activities	(29,934)	19,217	(18,064)	(116,845)	(145,626)
Cash flows from financing activities:
Repayment of current portion of long-term debt	—	(180,000)	—	—	(180,000)
Repayments of short-term debt, net	—	(10,000)	—	—	(10,000)
Proceeds from issuance of common stock	—	—	350	(350)	—
Repurchases of Class A common stock	—	(277,411)	—	—	(277,411)
Transfer of cash due to the Verisk Health, Inc. merger	—	2,877	(2,877)	—	—
Repayments of advances to other subsidiaries	(10,010)	(9,605)	(196,272)	215,887	—
Advances received from other subsidiaries	60,000	30,000	8,692	(98,692)	—
Payment of debt issuance costs	—	(605)	—	—	(605)
Excess tax benefits from exercised stock options	—	109,946	—	—	109,946
Proceeds from stock options exercised	—	80,368	—	—	80,368
Other financing activities, net	—	(6,478)	(292)	—	(6,770)
Net cash provided by (used in) financing activities	49,990	(260,908)	(190,399)	116,845	(284,472)
Effect of exchange rate changes	—	(741)	(99)	—	(840)
Increase in cash and cash equivalents	20,098	45,524	10,360	—	75,982
Cash and cash equivalents, beginning of period	128	35,571	54,120	—	89,819
Cash and cash equivalents, end of period	$20,226	$81,095	$64,480	$—	$165,801
Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$277,411	$277,411	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$80,368	$80,368	$—	$—	$—
Increase (decrease) in intercompany balances due to the merger of Verisk Health, Inc.	$—	$85,953	$(85,953)	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2012

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(20,115)	$329,845	$158,499	$—	$468,229
Cash flows from investing activities:
Acquisitions, net of cash acquired of $36,113	—	(762,596)	(6,917)	—	(769,513)
Purchase of non-controlling equity investments in non-public companies	(250)	(2,000)	—	—	(2,250)
Earnout payments	—	—	(250)	—	(250)
Escrow funding associated with acquisitions	—	(38,000)	(800)	—	(38,800)
Proceeds from release of acquisition related escrows	—	1,455	—	—	1,455
Repayments received from other subsidiaries	19,400	592,356	—	(611,756)	—
Advances provided to other subsidiaries	—	(52,000)	—	52,000	—
Capital expenditures	—	(60,525)	(13,848)	—	(74,373)
Purchases of available-for-sale securities	—	(1,784)	—	—	(1,784)
Proceeds from sales and maturities of available-for-sale securities	—	1,932	—	—	1,932
Net cash provided by (used in) investing activities	19,150	(321,162)	(21,815)	(559,756)	(883,583)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	347,224	—	—	—	347,224
Repayment of short-term debt refinanced on a long-term basis	—	(347,224)	—	—	(347,224)
Proceeds from short-term debt, net	—	357,224	—	—	357,224
Payment of debt issuance costs	(2,557)	(1,348)	—	—	(3,905)
Repurchases of Class A common stock	—	(162,275)	—	—	(162,275)
Repayments of advances provided to other subsidiaries	(419,812)	(19,400)	(172,544)	611,756	—
Advances received from other subsidiaries	—	—	52,000	(52,000)	—
Excess tax benefits from exercised stock options	—	60,672	—	—	60,672
Proceeds from stock options exercised	—	68,388	—	—	68,388
Other financing activities, net	—	(5,931)	(618)	—	(6,549)
Net cash used in financing activities	(75,145)	(49,894)	(121,162)	559,756	313,555
Effect of exchange rate changes	—	(31)	46	—	15
(Decrease) increase in cash and cash equivalents	(76,110)	(41,242)	15,568	—	(101,784)
Cash and cash equivalents, beginning of period	76,238	76,813	38,552	—	191,603
Cash and cash equivalents, end of period	$128	$35,571	$54,120	$—	$89,819
Supplemental disclosures:
Increase in intercompany balances form the purchase of MediConnect and Argus by ISO	$17,000	$790,174	$773,174	$—	$—
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$162,275	$162,275	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from options exercised	$68,388	$68,388	$—	$—	$—
**************

Schedule II
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

Description	Balance at Beginning of Year	Charged to Expenses (1)	Deductions— Write-offs(2)	Adjustment (3)	Balance at End of Year
Year ended December 31, 2014
Allowance for doubtful accounts	$4,415	$1,814	$(161)	$(73)	$5,995
Valuation allowance for income taxes	$741	$48	$—	$—	$789
Year ended December 31, 2013
Allowance for doubtful accounts	$4,753	$2,468	$(2,284)	$(522)	$4,415
Valuation allowance for income taxes	$595	$673	$(527)	$—	$741
Year Ended December 31, 2012
Allowance for doubtful accounts	$4,158	$1,065	$(470)	$—	$4,753
Valuation allowance for income taxes	$1,615	$73	$(1,093)	$—	$595

(1)	Primarily additional reserves for bad debts

(2)	Primarily accounts receivable balances written off, net of recoveries, and the expiration of loss carryforwards

(3)	Related to discontinued operations

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2015.

VERISK ANALYTICS, INC. (Registrant)

/S/ Scott G. Stephenson
Scott G. Stephenson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2015.

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

10.12
Third Amendment dated October 21, 2014 to the Amended and Restated Credit Agreement dated October 25, 2011 among Verisk Analytics, Inc., as co-borrower, Insurance Services Office, Inc., a co-borrower, the guarantors party thereto, and the lenders and agents party thereto, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 21, 2014.

10.13
Insurance Services Office, Inc. Supplemental Cash Balance Plan dated January 1, 2009 as amended by the Amendment to the Insurance Services Office, Inc. Supplemental Cash Balance Plan dated February 10, 2012 incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K dated February 25, 2014

10.14
Insurance Services Office, Inc. Supplemental Executive Retirement Savings Plan dated January 1, 2009 incorporated by reference to Exhibit 10.14 to the Company's annual report on Form 10-K dated February 25, 2014

10.15	Verisk Analytics, Inc. 2013 Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A, dated April 1, 2013.

10.16
Form of Stock Option Award Agreement under Verisk Analytics, Inc. 2013 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.2 to Company’s Registration Statement on Form S-8 dated May 15, 2013.

10.17
Form of Restricted Stock Award Agreement under Verisk Analytics, Inc. 2013 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.3 to Company’s Registration Statement on Form S-8 dated May 15, 2013.

21.1	Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 to the Company's annual report on Form 10-K dated February 25, 2014

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

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