Form 10-Q
period 2015-03-31
Verisk Analytics, Inc.
filed 2015-04-28
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2015, there was the following number of shares outstanding of each of the issuer’s classes of common stock:

Class	Shares Outstanding
Class A common stock $.001 par value	158,465,895

Verisk Analytics, Inc.
Index to Form 10-Q

Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2015 and December 31, 2014

	2015	2014
	(unaudited)
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$152,847	$39,359
Available-for-sale securities	3,855	3,801
Accounts receivable, net of allowance for doubtful accounts of $6,627 and $5,995, respectively	226,637	220,668
Prepaid expenses	29,741	31,496
Deferred income taxes, net	4,770	4,772
Income taxes receivable	12,793	65,512
Other current assets	23,350	18,875
Total current assets	453,993	384,483
Noncurrent assets:
Fixed assets, net	303,829	302,273
Intangible assets, net	392,335	406,476
Goodwill	1,207,144	1,207,146
Pension assets	22,723	18,589
Other assets	24,475	26,363
Total assets	$2,404,499	$2,345,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$142,471	$180,726
Short-term debt and current portion of long-term debt	205,878	336,058
Pension and postretirement benefits, current	1,894	1,894
Fees received in advance	359,527	252,592
Total current liabilities	709,770	771,270
Noncurrent liabilities:
Long-term debt	1,100,358	1,100,874
Pension benefits	13,721	13,805
Postretirement benefits	2,450	2,410
Deferred income taxes, net	203,383	202,540
Other liabilities	43,095	43,388
Total liabilities	2,072,777	2,134,287
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 158,251,221 and 157,913,227 outstanding, respectively	137	137
Unearned KSOP contributions	(135)	(161)
Additional paid-in capital	1,190,490	1,171,196
Treasury stock, at cost, 385,751,817 and 386,089,811 shares, respectively	(2,531,547)	(2,533,764)
Retained earnings	1,752,835	1,654,149
Accumulated other comprehensive losses	(80,058)	(80,514)
Total stockholders’ equity	331,722	211,043
Total liabilities and stockholders’ equity	$2,404,499	$2,345,330
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(In thousands, except for share and per share data)
Revenues	$459,397	$409,643
Expenses:
Cost of revenues (exclusive of items shown separately below)	184,216	169,673
Selling, general and administrative	58,306	57,134
Depreciation and amortization of fixed assets	24,442	19,781
Amortization of intangible assets	14,141	14,212
Total expenses	281,105	260,800
Operating income	178,292	148,843
Other income (expense):
Investment income and others, net	(538)	9
Interest expense	(18,262)	(17,439)
Total other expense, net	(18,800)	(17,430)
Income before income taxes	159,492	131,413
Provision for income taxes	(60,806)	(46,972)
Income from continuing operations	98,686	84,441
Income from discontinued operations, net of tax of $0 and $23,365, respectively (Note 6)	—	31,117
Net income	$98,686	$115,558
Basic net income per share:
Income from continuing operations	$0.62	$0.50
Income from discontinued operations	—	0.19
Basic net income per share	$0.62	$0.69
Diluted net income per share:
Income from continuing operations	$0.61	$0.50
Income from discontinued operations	—	0.18
Diluted net income per share	$0.61	$0.68
Weighted average shares outstanding:
Basic	158,087,919	166,981,982
Diluted	161,481,213	170,421,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$98,686	$115,558
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(220)	507
Unrealized holding gain on available-for-sale securities	62	16
Pension and postretirement liability adjustment	614	143
Total other comprehensive income	456	666
Comprehensive income	$99,142	$116,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Year Ended December 31, 2014 and The Three Months Ended March 31, 2015

	Class A Common Stock Issued	Par Value	Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	(In thousands, except for share data)
Balance, December 31, 2013	544,003,038	$137	$(306)	$1,202,106	$(1,864,967)	$1,254,107	$(43,488)	$547,589
Net income	—	—	—	—	—	400,042	—	400,042
Other comprehensive income	—	—	—	—	—	—	(37,026)	(37,026)
Treasury stock acquired (10,802,087 shares)	—	—	—	(100,000)	(675,446)	—	—	(775,446)
KSOP shares earned	—	—	145	15,206	—	—	—	15,351
Stock options exercised, including tax benefit of $15,438 (1,091,746 shares reissued from treasury stock)	—	—	—	34,011	5,781	—	—	39,792
Restricted stock lapsed, including tax benefit of $550 (134,713 shares reissued from treasury stock)	—	—	—	(148)	698	—	—	550
Employee stock purchase plan (26,953 shares reissued from treasury stock)	—	—	—	1,414	149	—	—	1,563
Stock based compensation	—	—	—	20,011	—	—	—	20,011
Net share settlement from restricted stock awards (27,159 shares withheld for tax settlement)	—	—	—	(1,625)	—	—	—	(1,625)
Other stock issuances (3,975 shares reissued from treasury stock)	—	—	—	221	21	—	—	242
Balance, December 31, 2014	544,003,038	137	(161)	1,171,196	(2,533,764)	1,654,149	(80,514)	211,043
Net income	—	—	—	—	—	98,686	—	98,686
Other comprehensive income	—	—	—	—	—	—	456	456
KSOP shares earned	—	—	26	3,795	—	—	—	3,821
Stock options exercised, including tax benefit of $4,421 (332,541 shares reissued from treasury stock)	—	—	—	10,941	2,181	—	—	13,122
Employee stock purchase plan (5,453 shares reissued from treasury stock)	—	—	—	334	36	—	—	370
Stock based compensation	—	—	—	4,224	—	—	—	4,224
Balance, March 31, 2015	544,003,038	$137	$(135)	$1,190,490	$(2,531,547)	$1,752,835	$(80,058)	$331,722
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Three Months Ended March 31, 2015 and 2014

	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$98,686	$115,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	24,442	20,776
Amortization of intangible assets	14,141	14,323
Amortization of debt issuance costs and original issue discount	1,195	661
Allowance for doubtful accounts	125	(227)
KSOP compensation expense	3,821	3,901
Stock based compensation	4,224	4,983
Gain on sale of discontinued operations	—	(65,410)
Realized loss on available-for-sale securities, net	6	11
Deferred income taxes	506	(3,640)
Loss on disposal of fixed assets	15	683
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,094)	(7,078)
Prepaid expenses and other assets	2,861	(2,632)
Income taxes	56,951	71,276
Accounts payable and accrued liabilities	(33,169)	(32,886)
Fees received in advance	106,935	116,318
Pension and postretirement benefits	(3,264)	(3,509)
Other liabilities	(391)	(280)
Net cash provided by operating activities	270,990	232,828
Cash flows from investing activities:
Acquisitions, net of cash acquired of $232 and $0, respectively	(405)	(4,001)
Purchase of non-controlling interest in non-public companies	(101)	(5,000)
Proceeds from sale of discontinued operations	—	155,000
Capital expenditures	(24,760)	(36,144)
Purchases of available-for-sale securities	(8)	(6)
Proceeds from sales and maturities of available-for-sale securities	49	16
Net cash (used in) provided by investing activities	(25,225)	109,865
Cash flows from financing activities:
Repayment of short-term debt, net	(130,000)	—
Payment of debt issuance costs	(9,100)	—
Repurchases of Class A common stock	—	(88,161)
Proceeds from stock options exercised	8,336	7,804
Other financing activities, net	(1,293)	(1,268)
Net cash used in financing activities	(132,057)	(81,625)
Effect of exchange rate changes	(220)	507
Increase in cash and cash equivalents	113,488	261,575
Cash and cash equivalents, beginning of period	39,359	165,801
Cash and cash equivalents, end of period	$152,847	$427,376
Supplemental disclosures:
Taxes paid	$3,258	$2,592
Interest paid	$17,328	$16,957
Noncash investing and financing activities:
Repurchases of Class A common stock included in accounts payable and accrued liabilities	$—	$3,605
Tenant improvement included in other liabilities	$—	$8,799
Capital lease obligations	$416	$510
Capital expenditures included in accounts payable and accrued liabilities	$856	$622

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
2. Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, fair value of stock based compensation, assets and liabilities for pension and postretirement benefits, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. The results of operations for the Company's mortgage services business are reported as a discontinued operation for the period presented herein (See Note 6).
The condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three months ended March 31, 2015 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU No. 2015-03"). The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected not to early adopt. The adoption of ASU 2015-03 is not expected to have a material impact on the Company's condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU No. 2015-05"). This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. ASU No. 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company has elected not to early adopt. The adoption of ASU 2015-05 is not expected to have a material impact on the Company's condensed consolidated financial statements.

3. Investments:
Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
March 31, 2015
Registered investment companies	$3,999	$(144)	$3,855
December 31, 2014
Registered investment companies	$4,045	$(244)	$3,801
In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At March 31, 2015 and December 31, 2014, the carrying value of such securities was $8,588 and $8,487, respectively, and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.
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

The fair values of cash and cash equivalents (other than money-market funds which are recorded on a reported net asset value basis disclosed below), accounts receivable, accounts payable and accrued liabilities, fees received in advance, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments.
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 31, 2015
Cash equivalents - money-market funds	$813	$—	$813
Registered investment companies (1)	$3,855	$3,855	$—
December 31, 2014
Cash equivalents - money-market funds	$3,707	$—	$3,707
Registered investment companies (1)	$3,801	$3,801	$—
______________________
(1) Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The fair value of the long-term debt would be a Level 2 liability if the long-term debt was measured at fair value on the condensed consolidated balance sheets. The following table summarizes the carrying value and estimated fair value of the long-term debt as of March 31, 2015 and December 31, 2014, respectively:

	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt excluding capitalized leases	$1,266,029	$1,377,937	$1,265,848	$1,371,213
5. Acquisitions:
2015 Pending Acquisition
In March 2015, the Company entered into an agreement to acquire 100 percent of the stock of Wood Mackenzie Limited (“Wood Mackenzie”) for a net cash purchase price of approximately $2,800,000, which the Company expects to finance through a combination of debt offering, equity offering, borrowings under the Company's credit facility, and cash on hand. Wood Mackenzie is a global provider of data analytics and commercial intelligence for the energy, chemicals, metals and mining verticals. This acquisition is expected to advance the Company’s strategy to expand internationally and position the Company in the global energy market. The purchase price to be paid will be adjusted prior to closing to reflect certain pre-closing contractual adjustments.  Once the acquisition is completed, the Company will include Wood Mackenzie in the specialized markets vertical of the Decision Analytics segment.
6. Discontinued Operations:

On March 11, 2014, the Company sold 100 percent of the stock of the Company’s mortgage services business, Interthinx, which was a guarantor subsidiary, in exchange for a purchase price of $151,170 after a working capital adjustment of $3,830. Upon completion of the sale, Interthinx ceased being a guarantor. The Company recognized income from discontinued operations, net of tax, of $29,177 in 2014 upon the finalization of the provision for income taxes. Results of operations for the mortgage services business are reported as a discontinued operation for the three months ended March 31, 2014.

The mortgage services business met the criteria for reporting as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from the discontinued operation for the three months ended March 31, 2014:

2014
Revenues from discontinued operations	$11,512
Income from discontinued operations before income taxes (including gain on sale of $65,410)	$54,482
Provision for income taxes (including tax on gain on sale of $27,067)	(23,365)
Income from discontinued operations, net of tax	$31,117

7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2014 through March 31, 2015, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2014 (1)	$55,555	$1,151,591	$1,207,146
Purchase accounting reclassification	—	(2)	(2)
Goodwill at March 31, 2015 (1)	$55,555	$1,151,589	$1,207,144
______________________

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to December 31, 2013.
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

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
March 31, 2015
Technology-based	8 years	$299,705	$(199,537)	$100,168
Marketing-related	5 years	71,504	(57,006)	14,498
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	399,011	(121,342)	277,669
Total intangible assets		$776,775	$(384,440)	$392,335
December 31, 2014
Technology-based	8 years	$299,705	$(195,698)	$104,007
Marketing-related	5 years	71,504	(54,745)	16,759
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	399,011	(113,301)	285,710
Total intangible assets		$776,775	$(370,299)	$406,476
Amortization expense related to intangible assets for the three months ended March 31, 2015 and 2014 was $14,141 and $14,212, respectively. Estimated amortization expense for the remainder of 2015 and the years through 2020 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2015	$38,127
2016	50,436
2017	49,532
2018	48,786
2019	47,326
2020 and thereafter	158,128
$392,335

8. Income Taxes:
The Company’s effective tax rate for the three months ended March 31, 2015 was 38.12% compared to the effective tax rate for the three months ended March 31, 2014 of 35.74%. The effective tax rate for the three months ended March 31, 2015 is higher than the March 31, 2014 effective tax rate primarily due to favorable state legislative changes recognized in the prior period. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and nondeductible share appreciation from the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”).
9. Debt:
The following table presents short-term and long-term debt by issuance as of March 31, 2015 and December 31, 2014:

	Issuance Date	Maturity Date	2015	2014
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$30,000	$160,000
Prudential shelf notes:
5.84% Series H shelf notes	10/26/2007	10/26/2015	17,500	17,500
6.28% Series I shelf notes	4/29/2008	4/29/2015	85,000	85,000
New York Life shelf notes:
5.87% Series A shelf notes	10/26/2007	10/26/2015	17,500	17,500
6.35% Series B shelf notes	4/29/2008	4/29/2015	50,000	50,000
Capital lease obligations	Various	Various	5,878	6,058
Short-term debt and current portion of long-term debt			205,878	336,058
Long-term debt:
Senior notes:
4.125% senior notes, less unamortized discount of $2,067 and $2,137, respectively	9/12/2012	9/12/2022	347,933	347,863
4.875% senior notes, less unamortized discount of $1,276 and $1,361, respectively	12/8/2011	1/15/2019	248,724	248,639
5.800% senior notes, less unamortized discount of $628 and $654, respectively	4/6/2011	5/1/2021	449,372	449,346
Prudential shelf notes:
6.85% Series J shelf notes	6/15/2009	6/15/2016	50,000	50,000
Capital lease obligations	Various	Various	4,329	5,026
Long-term debt			1,100,358	1,100,874
Total debt			$1,306,236	$1,436,932
The Company had a $990,000 committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility") with Bank of America N.A., JPMorgan Chase Bank, N.A. and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the “Repurchase Program”). On March 27, 2015, the Company amended the Credit Facility (the "Credit Facility Amendment") to modify certain provisions, representations and warranties. As part of the Credit Facility Amendment, the Company can elect to have a temporary increase in the consolidated funded debt leverage ratio from 3.5 to 1.0 up to 4.5 to 1.0 based on the timing of the close of the Wood Mackenzie acquisition. All borrowings under the Credit Facility shall continue to remain unsecured. The Credit Facility Amendment was filed as an exhibit to the Current Report on Form 8-K filed on March 27, 2015. As of March 31, 2015 and December 31, 2014, the Company had borrowings of $30,000 and $160,000, respectively, outstanding under the Credit Facility. On April 7, 2015, the Company repaid $30,000 of outstanding borrowings under the Credit Facility.

The Company was in compliance with all financial covenants at March 31, 2015.

On April 22, 2015, the Company signed an agreement to enter into a $1,750,000 committed senior unsecured Syndicated Revolving Credit Facility (the "new Credit Facility") with Bank of America N.A., JPMorgan Chase, N.A., SunTrust Bank, Wells Fargo Bank N.A., Citizens Bank, N.A., Morgan Stanley Senior Funding, Inc., HSBC Bank USA, N.A., Royal Bank of Canada, BNP Paribas, TD Bank, N.A., The Northern Trust Company, and Capital One N.A. The new Credit Facility will become effective upon the satisfaction of various conditions, including the issuance of a minimum amount of equity by a certain date, and is intended to partially fund the purchase of Wood Mackenzie. The new Credit Facility may also be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the Repurchase Program. The new Credit Facility will replace the existing $990,000 Credit Facility when it becomes effective.

On March 10, 2015, the Company entered into a commitment letter for a $2,300,000 364-day bridge financing arrangement with Bank of America N.A. and Morgan Stanley Bank N.A. in connection with the Company's agreement to acquire Wood Mackenzie, with the capacity to draw upon the Credit Facility to fund the remainder of the purchase price, as necessary. This financing arrangement will only be utilized in the event the Company does not carry out the debt and equity offerings (See Note 5) and will be terminated upon closing of the acquisition. The Company paid fees associated with this financing arrangement of $9,100. These fees were recorded as debt issuance costs in "Other current assets" in the accompanying condensed consolidated balance sheets and is being amortized to "Interest expense" in the accompanying condensed consolidated statements of operations over the life of the arrangement.
The Company plans to repay $85,000 and $50,000 of private placement debt with Prudential and New York Life, respectively, that is due on April 29, 2015 with $55,000 from cash from operations and $80,000 from borrowings under the Credit Facility.
10. Stockholders’ Equity:
The Company has 1,200,000,000 shares of authorized Class A common stock. The common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the board of directors.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the Class A common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of March 31, 2015.

Share Repurchase Program

The Company has authorized repurchases of up to $2,000,000 of its common stock through its Repurchase Program. Since the introduction of share repurchase as a feature of the Company's capital management strategies in 2010, the Company has repurchased shares with an aggregate value of $1,810,193. The Company did not repurchase any shares during the three months ended March 31, 2015. As of March 31, 2015, the Company had $189,807, excluding the Accelerated Share Repurchase ( the "ASR") program, available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.
In December 2014, the Company entered into two agreements, collectively the ASR agreement, to repurchase shares of its common stock for an aggregate purchase price of $500,000. Upon payment of the aggregate purchase price in December 2014, the Company received an initial delivery of 6,372,472 shares of the Company's common stock. Upon final settlement of the ASR agreement in June 2015, the Company may be entitled to receive additional shares of its common stock or, under certain limited circumstances, be required to deliver shares to the counterparties or, at the Company's election, pay cash to the counterparties. As of March 31, 2015, the shares associated with the remaining portion of the aggregate purchase price have not yet been settled. These shares were not included in the calculation of the diluted weighted average common shares outstanding during the period, because their effect was anti-dilutive.

Treasury Stock

As of March 31, 2015, the Company’s treasury stock consisted of 385,751,817 shares of Class A common stock. During the three months ended March 31, 2015, the Company reissued 337,994 shares of Class A common stock from the treasury shares at a weighted average price of $6.56 per share.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Numerator used in basic and diluted EPS:
Income from continuing operations	$98,686	$84,441
Income from discontinued operations, net of tax of $0 and $23,365, respectively (Note 6)	—	31,117
Net income	$98,686	$115,558
Denominator:
Weighted average number of common shares used in basic EPS	158,087,919	166,981,982
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,393,294	3,439,507
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	161,481,213	170,421,489
The potential shares of common stock that were excluded from diluted EPS were 1,604 and 761,848 for the three months ended March 31, 2015 and 2014, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of March 31, 2015 and December 31, 2014:

	2015	2014
Foreign currency translation adjustment	$(3,306)	$(3,086)
Unrealized holding losses on available-for-sale securities, net of tax	(48)	(110)
Pension and postretirement adjustment, net of tax	(76,704)	(77,318)
Accumulated other comprehensive losses	$(80,058)	$(80,514)

The before tax and after tax amounts of other comprehensive income for the three months ended March 31, 2015 and 2014 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
For the Three Months Ended March 31, 2015
Foreign currency translation adjustment	$(220)	$—	$(220)
Unrealized holding gain on available-for-sale securities before reclassifications	105	(40)	65
Amount reclassified from accumulated other comprehensive losses (1)	(5)	2	(3)
Unrealized holding gain on available-for-sale securities	100	(38)	62
Pension and postretirement adjustment before reclassifications	1,828	(651)	1,177
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(914)	351	(563)
Pension and postretirement adjustment	914	(300)	614
Total other comprehensive income	$794	$(338)	$456
For the Three Months Ended March 31, 2014
Foreign currency translation adjustment	$507	$—	$507
Unrealized holding gain on available-for-sale securities before reclassifications	39	(16)	23
Amount reclassified from accumulated other comprehensive losses (1)	(11)	4	(7)
Unrealized holding gain on available-for-sale securities	28	(12)	16
Pension and postretirement adjustment before reclassifications	584	(261)	323
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(292)	112	(180)
Pension and postretirement adjustment	292	(149)	143
Total other comprehensive income	$827	$(161)	$666

____________________

(1)	This accumulated other comprehensive loss component, before tax, is included under “Investment income and others” in the accompanying condensed consolidated statements of operations.

(2)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12 Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
All of the Company’s outstanding stock options and restricted stock are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of March 31, 2015, there were 12,809,778 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the three months ended March 31, 2015 and 2014 was $8,336 and $7,804, respectively.
On April 1, 2015, the Company granted 1,177,579 nonqualified stock options and 211,826 shares of restricted stock to key employees. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the vesting period. The restricted stock is not assignable or transferable until it becomes vested.

The expected term for the stock options granted was estimated based on studies of historical experience and projected exercise behavior. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor is calculated using historical daily closing prices over the most recent period that is commensurate with the expected term of the stock option award. The volatility factor for stock options granted in 2015 was based on the volatility of the Company's stock. The expected dividend yield was based on the Company’s expected annual dividend rate on the date of grant.
A summary of the stock options outstanding and exercisable as of December 31, 2014 and March 31, 2015 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	9,205,690	$31.11	$303,267
Exercised	(332,541)	$26.16	$13,697
Cancelled or expired	(24,723)	$56.06
Outstanding at March 31, 2015	8,848,426	$31.22	$355,507
Exercisable at March 31, 2015	6,829,041	$23.90	$324,359
Exercisable at December 31, 2014	7,159,895	$24.00	$286,728
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk common stock as of the reporting date. In accordance with ASC 718, Stock Compensation ("ASC 718"), excess tax benefit from exercised stock options and restricted stock lapsed is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the three months ended March 31, 2015 and 2014, the Company recorded excess tax benefits of $4,421 and $7,006, respectively. The Company did not realize any tax benefit within the Company’s quarterly tax payments through March 31, 2015 and 2014, respectively.
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
A summary of the status of the restricted stock awarded under the 2013 Incentive Plan as of December 31, 2014 and March 31, 2015 and changes during the interim period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	442,310	$56.84
Forfeited	(5,367)	$56.65
Outstanding at March 31, 2015	436,943	$56.79
As of March 31, 2015, there was $35,447 of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.37 years. As of March 31, 2015, there were 2,019,385 and 436,943 nonvested stock options and restricted stock, respectively, of which 1,634,765 and 362,858 are expected to vest. The total grant date fair value of options vested during the three months ended March 31, 2015 and 2014 was $3,005 and $3,415, respectively. The total grant date fair value of restricted stock vested during the three months ended March 31, 2015 and 2014 was $2,502 and $2,167, respectively.
The Company’s employee stock purchase plan (“ESPP”) offers eligible employees the opportunity to authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25 in any calendar year, to purchase shares of the Company’s common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the three months ended March 31, 2015, the Company issued 5,453 shares of common stock at a weighted discounted price of $67.83.

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

	Pension Plan and SERP		Postretirement Plan
	2015	2014	2015	2014
For the Three Months Ended March 31,
Interest cost	$4,557	$4,813	$134	$163
Expected return on plan assets	(8,559)	(8,513)	(143)	(200)
Amortization of prior service credit	—	—	(37)	(36)
Amortization of net actuarial loss	795	152	156	176
Net periodic (benefit) cost	$(3,207)	$(3,548)	$110	$103
Employer contributions, net	$217	$195	$(48)	$—
The expected contributions to the Pension Plan, SERP and Postretirement Plan for the year ending December 31, 2015 are consistent with the amounts previously disclosed as of December 31, 2014.
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
On March 11, 2014, the Company sold its mortgage services business, Interthinx, which was part of the Decision Analytics segment. Results of operations for the mortgage services business are reported as a discontinued operation for the three months ended March 31, 2014. Refer to Note 6 for more information.
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

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 2.0% or more of the Company’s consolidated revenues for the three months ended March 31, 2015 or 2014. No individual country outside of the U.S. accounted for 3.0% or more of total consolidated long-term assets as of March 31, 2015 or December 31, 2014.
The following table provides the Company’s revenue and EBITDA by reportable segment for the three months ended March 31, 2015 and 2014, and the reconciliation of EBITDA to operating income as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2015			March 31, 2014
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$288,455	$170,942	$459,397	$247,330	$162,313	$409,643
Expenses:
Cost of revenues (exclusive of items shown separately below)	(133,244)	(50,972)	(184,216)	(119,759)	(49,914)	(169,673)
Selling, general and administrative	(39,237)	(19,069)	(58,306)	(38,051)	(19,083)	(57,134)
Investment income and others, net	(605)	67	(538)	—	9	9
EBITDA from discontinued operations	—	—	—	55,588	—	55,588
EBITDA	115,369	100,968	216,337	145,108	93,325	238,433
Depreciation and amortization of fixed assets	(18,480)	(5,962)	(24,442)	(16,031)	(3,750)	(19,781)
Amortization of intangible assets	(14,053)	(88)	(14,141)	(14,124)	(88)	(14,212)
Less: Investment income and others, net	605	(67)	538	—	(9)	(9)
EBITDA from discontinued operations	—	—	—	(55,588)	—	(55,588)
Operating income	$83,441	$94,851	$178,292	$59,365	$89,478	$148,843

Operating segment revenue by type of service is provided below:

	For the Three Months Ended March 31,
	2015	2014
Decision Analytics:
Insurance	$153,733	$141,430
Financial services	35,170	21,016
Healthcare	75,104	63,896
Specialized markets	24,448	20,988
Total Decision Analytics	288,455	247,330
Risk Assessment:
Industry-standard insurance programs	130,596	123,817
Property-specific rating and underwriting information	40,346	38,496
Total Risk Assessment	170,942	162,313
Total revenues	$459,397	$409,643
14. Related Parties:
The Company considers its Class A stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of March 31, 2015 and December 31, 2014, the Company had no transactions with related parties owning more than 5.0% of its common stock, except for transactions with the KSOP as disclosed in Note 16 Compensation Plans of the Company's consolidated financial statements included in the 2014 Form 10-K filing.
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
On July 2, 2013, the Company was served with a putative class action titled Shabnam Shelia Dehdashtian v. Interthinx, Inc. and Verisk Analytics, Inc. in the United States District Court for the Central District of California. The plaintiff, Shabnam Shelia Dehdashtian, a former mortgage auditor at the Company’s former subsidiary Interthinx, Inc. in California, filed the class action on behalf of all persons who have been employed by Interthinx as auditors, mortgage compliance underwriters and mortgage auditors nationwide at any time (i) within 3 years prior to the filing of this action until trial for the Fair Labor Standards Act (FLSA) class and (ii) within four years prior to the filing of the initial complaint until trial for the California collective action. The class complaint claims that the defendants failed to pay overtime compensation, to provide rest and meal periods, waiting time penalties and to provide accurate wage statements to the plaintiffs as required by federal and California law. It pleads seven causes of action against defendants: (1) Failure to pay overtime compensation in violation of the FLSA for unpaid overtime (nationwide class); (2) Failure to pay overtime compensation in violation of Cal. Lab. Code sections 510, 1194 and 1198 and IWC Wage Order No. 4;

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
On March 11, 2014, the Company sold 100 percent of the stock of Interthinx (see Note 6 Discontinued Operations for additional details). Pursuant to the terms of the sale agreement, the Company is responsible for the resolution of these matters. In October 2014, the parties agreed to a Joint Stipulation of Settlement and Release resolving the Shaw, Dehdashtian and Nagl matters which provides for a payment of $6,000, the majority of which is to be paid by insurance. The United States District Court for the District of Colorado granted Preliminary Approval of the Joint Stipulation of Settlement and Release on November 21, 2014 and issued its Order granting Final Approval of the Settlement on April 22, 2015.
Mariah Re Litigation
On July 8, 2013, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Mariah Re LTD. v. American Family Mutual Insurance Company, ISO Services, Inc. and AIR Worldwide Corporation, which was amended by the plaintiff on October 18, 2013 (the “Amended Complaint”). Plaintiff Mariah is a special purpose vehicle established to provide reinsurance to defendant American Family Insurance. Mariah entered into contracts with the Company's ISO Services, Inc. and AIR Worldwide Corporation subsidiaries, pursuant to which, among other things, Mariah (i) licensed the right to utilize information published in Catastrophe Bulletins issued by the Property Claims Services division of ISO Services, Inc. and (ii) engaged AIR Worldwide Corporation as Calculation Agent to compute certain reinsured losses. The Amended Complaint alleges the following causes of action: (1) breach of contract against ISO Services, Inc, AIR Worldwide Corporation, and American Family; (2) unjust enrichment against American Family; (3) conversion against American Family; (4) tortious interference with contract against American Family; (5) declaratory judgment against all defendants and (6) specific performance against all defendants. The Amended Complaint seeks declaratory relief, specific performance, restitution, monetary damages and attorneys’ fees. On November 20, 2013, the three defendants filed motions to dismiss the Amended Complaint. On September 30, 2014, the District Court granted defendants’ motions and dismissed the Amended Complaint in its entirety, with prejudice. Mariah filed a Notice of Appeal on October 28, 2014. Briefing of the appeal was completed on February 13, 2015 and oral argument is scheduled for May 14, 2015.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter.
MediConnect Global, Inc. Litigation
On October 11, 2013, the Company was served with a summons and complaint in an action titled Naveen Trehan v. MediConnect Global, Inc., Amy Anderson and Verisk Health, Inc. filed on October 9, 2013 in the United States District Court for the District of Utah. The complaint, brought by a former minority shareholder of the Company’s subsidiary, MediConnect Global, Inc., arises from MediConnect’s buyout of Naveen Trehan and his family members’ shares on October 15, 2010. Plaintiff claims that the sale of the shares was based on MediConnect’s representations concerning third parties that had expressed interest in an acquisition, merger or investment in MediConnect at that time. Plaintiff claims that MediConnect did not disclose the Company, which purchased MediConnect on March 23, 2012, as a possible suitor. The complaint alleges four causes of action: (1) Breach of fiduciary duty against MediConnect and Amy Anderson for failure to disclose the Company's interest in acquiring, merging with or investing in MediConnect prior to the buyout of his shares; (2) Fraud against  Amy Anderson and MediConnect for intentionally providing false information to plaintiff with the purpose of inducing him to agree to sell his shares at an artificially low price; (3) Negligent misrepresentation against Amy Anderson and MediConnect for their negligent failure to discover and disclose the Company's interest in acquiring MediConnect prior to the buyout of plaintiff’s shares and (4) a Violation of SEC Rule 10b-5 against Amy Anderson and MediConnect for defrauding plaintiff and failing to disclose material information in connection with the sale of securities.  The complaint seeks joint and several recoveries from Amy Anderson and MediConnect for compensatory damages, punitive damages, and disgorgement of all profits earned through the investment of plaintiff’s funds, attorneys’ fees, interest and an order from the court that plaintiff’s funds be held in a constructive trust.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Insurance Services Office, Inc. Litigation
In October 2013, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Laurence J. Skelly and Ellen Burke v. Insurance Services Office, Inc. and the Pension Plan for Insurance Organizations. The plaintiffs, former employees of the Company's subsidiary Insurance Services Office, Inc. ("ISO"), bring the action on their own behalf as participants in the Pension Plan for Insurance Organizations and on the behalf of similarly situated participants of the pension plan and ask the court to declare that a certain amendment to the pension plan as of December 31, 2001, which terminated their right to calculate and define the value of their retirement benefit under the pension plan based on their compensation levels as of immediately prior to their “retirement” (the “Unlawful Amendment”), violated the anti-cutback provisions and equitable principles of ERISA. The First Amended Class Action Complaint (the “Amended Complaint”) alleges that (1) the Unlawful Amendment of the pension plan violated Section 502(a)(1)(B) of ERISA as well as the anti-cutback rules of ERISA Section 204(g) and Section 411(d)(6) of the Internal Revenue Code; (2) ISO’s failure to provide an ERISA 204(h) notice in a manner calculated to be understood by the average pension plan participant was a violation of Sections 204(h) and 102(a) of ERISA; and (3) the Living Pension Right was a contract right under ERISA common law and that by terminating that right through the Unlawful Amendment ISO violated plaintiffs’ common law contract rights under ERISA. The Amended Complaint seeks declaratory, equitable and injunctive relief enjoining the enforcement of the Unlawful Amendment and ordering the pension plan and ISO retroactive to the date of the Unlawful Amendment to recalculate the accrued benefits of all class members, indemnification from ISO to the pension plan for costs and contribution requirements related to voiding the Unlawful Amendment, bonuses to the class representatives, costs and attorney’s fees. On September 12, 2014, the District Court granted ISO’s motion to dismiss the Amended Complaint finding that ISO provided ample, clear and sufficient notice of the 2002 Amendment to the Plan and that plaintiffs’ claims were time barred. Plaintiffs filed their Notice of Appeal on October 14, 2014. After oral argument was held on April 21, 2015, the Court of Appeals affirmed the District Court's dismissal of the Amended Complaint by Order dated April 27, 2015.

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
16. Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
As of March 31, 2015, Verisk Analytics, Inc. (the “Parent Company”) has registered senior notes (see Note 9) with full and unconditional and joint and several guarantees by certain of its 100 percent owned subsidiaries and has issued certain other unregistered debt securities with full and unconditional and joint and several guarantees by certain 100 percent owned subsidiaries which also guarantee the registered senior notes. The guarantees of the registered senior notes by the guarantor subsidiaries of the Parent Company contain customary release provisions, which provide for the termination of such guarantees upon (i) the sale or other disposition (including by way of consolidation or merger) of the guarantor subsidiary or the sale or disposition of all or substantially all the assets of the guarantor subsidiary (in each case other than to the Parent Company or another guarantor subsidiary or a person who, prior to such sale or other disposition, is an affiliate of the Parent Company or a guarantor subsidiary), (ii) the defeasance or discharge of the registered senior notes, or (iii) such time as the guarantor subsidiary ceases to be a guarantor of any indebtedness under the Credit Facility. Accordingly, presented below is the condensed consolidating financial information for (i) the Parent Company, (ii) the guarantor subsidiaries of the Parent Company on a combined basis and (iii) all other non-guarantor subsidiaries of the Parent Company on a combined basis, as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014. The investment in subsidiaries are presented in the condensed consolidating financial information using the equity method of accounting, to show the nature of assets held, results of operations, comprehensive income and cash flows of the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries assuming all guarantor subsidiaries provide both full and unconditional, and joint and several guarantees to the Parent Company at the beginning of the periods presented. Effective as of December 31, 2014, ISO Strategic Solutions, ("ISOST"), a non-guarantor of the senior notes, merged with and into Insurance Services Office, Inc. ("ISO"), a guarantor of the senior notes, pursuant to which ISO is the surviving corporation and remains a guarantor of the senior notes. As a result, the condensed consolidated balance sheet of ISOST at December 31, 2014 was reclassified from the financial information of the non-guarantor subsidiaries to that of the guarantor subsidiaries. The condensed consolidating statements of operations, statements of comprehensive income and statements of cash flows of the former ISOST subsidiary for the three months ended March 31, 2015 were included in the financial information of the guarantor subsidiaries. On March 11, 2014, the Company sold 100 percent of the stock of Company’s mortgage services business, Interthinx, Inc., a guarantor of the senior notes.  Upon the sale, Interthinx, Inc. was relieved of all its guarantees of the senior notes.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
As of March 31, 2015

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$613	$95,104	$57,130	$—	$152,847
Available-for-sale securities	—	3,855	—	—	3,855
Accounts receivable, net	—	158,065	68,572	—	226,637
Prepaid expenses	—	25,886	3,855	—	29,741
Intercompany receivables	752,451	1,277,579	196,801	(2,226,831)	—
Deferred income taxes, net	—	3,335	1,435	—	4,770
Income taxes receivable	5,254	39,004	—	(31,465)	12,793
Other current assets	8,550	14,220	580	—	23,350
Total current assets	766,868	1,617,048	328,373	(2,258,296)	453,993
Noncurrent assets:
Fixed assets, net	—	259,550	44,279	—	303,829
Intangible assets, net	—	56,382	335,953	—	392,335
Goodwill	—	498,073	709,071	—	1,207,144
Investment in subsidiaries	1,880,985	920,333	—	(2,801,318)	—
Pension assets	—	22,723	—	—	22,723
Other assets	6,408	17,342	725	—	24,475
Total assets	$2,654,261	$3,391,451	$1,418,401	$(5,059,614)	$2,404,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,102	$98,971	$29,398	$—	$142,471
Short-term debt and current portion of long- term debt	—	205,816	62	—	205,878
Pension and postretirement benefits, current	—	1,894	—	—	1,894
Fees received in advance	—	323,306	36,221	—	359,527
Intercompany payables	1,262,408	931,235	33,188	(2,226,831)	—
Income taxes payable	—	—	31,465	(31,465)	—
Total current liabilities	1,276,510	1,561,222	130,334	(2,258,296)	709,770
Noncurrent liabilities:
Long-term debt	1,046,029	54,053	276	—	1,100,358
Pension and postretirement benefits	—	16,171	—	—	16,171
Deferred income taxes, net	—	82,943	120,440	—	203,383
Other liabilities	—	40,404	2,691	—	43,095
Total liabilities	2,322,539	1,754,793	253,741	(2,258,296)	2,072,777
Total stockholders’ equity	331,722	1,636,658	1,164,660	(2,801,318)	331,722
Total liabilities and stockholders’ equity	$2,654,261	$3,391,451	$1,418,401	$(5,059,614)	$2,404,499

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$330	$4,131	$34,898	$—	$39,359
Available-for-sale securities	—	3,801	—	—	3,801
Accounts receivable, net	—	148,944	71,724	—	220,668
Prepaid expenses	—	27,433	4,063	—	31,496
Deferred income taxes, net	—	3,334	1,438	—	4,772
Income taxes receivable	20,180	71,376	—	(26,044)	65,512
Intercompany receivables	706,138	1,250,827	194,565	(2,151,530)	—
Other current assets	5,147	13,352	376	—	18,875
Total current assets	731,795	1,523,198	307,064	(2,177,574)	384,483
Noncurrent assets:
Fixed assets, net	—	258,238	44,035	—	302,273
Intangible assets, net	—	58,887	347,589	—	406,476
Goodwill	—	498,075	709,071	—	1,207,146
Investment in subsidiaries	1,772,222	909,565	—	(2,681,787)	—
Pension assets	—	18,589	—	—	18,589
Other assets	6,684	18,918	761	—	26,363
Total assets	$2,510,701	$3,285,470	$1,408,520	$(4,859,361)	$2,345,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,220	$120,058	$46,448	$—	$180,726
Short-term debt and current portion of long-term debt	—	335,993	65	—	336,058
Pension and postretirement benefits, current	—	1,894	—	—	1,894
Fees received in advance	—	212,765	39,827	—	252,592
Intercompany payables	1,239,590	888,752	23,188	(2,151,530)	—
Income taxes payable	—	—	26,044	(26,044)	—
Total current liabilities	1,253,810	1,559,462	135,572	(2,177,574)	771,270
Noncurrent liabilities:
Long-term debt	1,045,848	54,729	297	—	1,100,874
Pension and postretirement benefits	—	16,215	—	—	16,215
Deferred income taxes, net	—	82,340	120,200	—	202,540
Other liabilities	—	40,795	2,593	—	43,388
Total liabilities	2,299,658	1,753,541	258,662	(2,177,574)	2,134,287
Total stockholders’ equity	211,043	1,531,929	1,149,858	(2,681,787)	211,043
Total liabilities and stockholders’ equity	$2,510,701	$3,285,470	$1,408,520	$(4,859,361)	$2,345,330

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Months Ended March 31, 2015

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$368,694	$99,737	$(9,034)	$459,397
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	140,788	51,800	(8,372)	184,216
Selling, general and administrative	—	47,982	10,986	(662)	58,306
Depreciation and amortization of fixed assets	—	20,979	3,463	—	24,442
Amortization of intangible assets	—	2,504	11,637	—	14,141
Total expenses	—	212,253	77,886	(9,034)	281,105
Operating income	—	156,441	21,851	—	178,292
Other income (expense):
Investment income and others	3	(210)	(331)	—	(538)
Interest expense	(14,190)	(4,066)	(6)	—	(18,262)
Total other expense, net	(14,187)	(4,276)	(337)	—	(18,800)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(14,187)	152,165	21,514	—	159,492
Provision for income taxes	5,253	(59,656)	(6,403)	—	(60,806)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(8,934)	92,509	15,111	—	98,686
Equity in net income of subsidiaries	107,620	10,746	—	(118,366)	—
Net income	$98,686	$103,255	$15,111	$(118,366)	$98,686

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
For The Three Months Ended March 31, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues	$—	$336,353	$75,593	$(2,303)	$409,643
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	129,319	42,266	(1,912)	169,673
Selling, general and administrative	—	44,540	12,985	(391)	57,134
Depreciation and amortization of fixed assets	—	16,336	3,445	—	19,781
Amortization of intangible assets	—	2,530	11,682	—	14,212
Total expenses	—	192,725	70,378	(2,303)	260,800
Operating income	—	143,628	5,215	—	148,843
Other income (expense):
Investment income and others	5	(51)	55	—	9
Interest expense	(13,638)	(3,794)	(7)	—	(17,439)
Total other expense, net	(13,633)	(3,845)	48	—	(17,430)
(Loss) income from continuing operations before equity in net income of subsidiaries and income taxes	(13,633)	139,783	5,263	—	131,413
Provision for income taxes	5,005	(50,308)	(1,669)	—	(46,972)
Net (loss) income from continuing operations before equity in net income of subsidiaries	(8,628)	89,475	3,594	—	84,441
Income from discontinued operations, net of tax	—	31,356	(239)	—	31,117
Equity in net income of subsidiaries	124,186	927	—	(125,113)	—
Net income	$115,558	$121,758	$3,355	$(125,113)	$115,558

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three Months Ended March 31, 2015 and March 31, 2014

	Three Months Ended March 31, 2015
	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net income	$98,686	$103,255	$15,111	$(118,366)	$98,686
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(220)	(17)	(203)	220	(220)
Unrealized holding gain on available- for-sale securities	62	62	—	(62)	62
Pension and postretirement liability adjustment	614	614	—	(614)	614
Total other comprehensive income (loss)	456	659	(203)	(456)	456
Comprehensive income	$99,142	$103,914	$14,908	$(118,822)	$99,142

	Three Months Ended March 31, 2014
Net income	$115,558	$121,758	$3,355	$(125,113)	$115,558
Other comprehensive income, net of tax:
Foreign currency translation adjustment	507	494	423	(917)	507
Unrealized holding gain on available- for-sale securities	16	16	—	(16)	16
Pension and postretirement liability adjustment	143	143	—	(143)	143
Total other comprehensive income	666	653	423	(1,076)	666
Comprehensive income	$116,224	$122,411	$3,778	$(126,189)	$116,224

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For The Three Months Ended March 31, 2015

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$3	$211,354	$59,633	$—	$270,990
Cash flows from investing activities:
Acquisitions	—	(405)	—	—	(405)
Purchases of non-controlling interest in non- public companies	—	(101)	—	—	(101)
Investment in subsidiaries	—	(61)	—	61	—
Repayments received from other subsidiaries	280	40,500	6,300	(47,080)	—
Capital expenditures	—	(21,724)	(3,036)	—	(24,760)
Purchases of available-for-sale securities	—	(8)	—	—	(8)
Proceeds from sales and maturities of available- for-sale securities	—	49	—	—	49
Net cash provided by (used in) investing activities	280	18,250	3,264	(47,019)	(25,225)
Cash flows from financing activities:
Repayments of short-term debt, net	—	(130,000)	—	—	(130,000)
Proceeds from the issuance of intercompany common stock	—	—	61	(61)	—
Repayment of advances to other subsidiaries	—	(6,580)	(40,500)	47,080	—
Payment of debt issuance costs	—	(9,100)	—	—	(9,100)
Proceeds from stock options exercised	—	8,336	—	—	8,336
Other financing activities, net	—	(1,270)	(23)	—	(1,293)
Net cash used in financing activities	—	(138,614)	(40,462)	47,019	(132,057)
Effect of exchange rate changes	—	(17)	(203)	—	(220)
Increase in cash and cash equivalents	283	90,973	22,232	—	113,488
Cash and cash equivalents, beginning of period	330	4,131	34,898	—	39,359
Cash and cash equivalents, end of period	$613	$95,104	$57,130	$—	$152,847
Supplemental disclosures:
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from stock options exercised	$8,336	$8,336	$—	$—	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
For The Three Months Ended March 31, 2014

	Verisk Analytics, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Net cash provided by operating activities	$9	$188,249	$44,570	$—	$232,828
Cash flows from investing activities:
Acquisitions	—	(4,001)	—	—	(4,001)
Purchase of non-controlling interest in non-public companies	—	(5,000)	—	—	(5,000)
Proceed from sale of discontinued operations	—	155,000	—	—	155,000
Investment in Subsidiaries	—	(132)	—	132	—
Intercompany dividends received from subsidiaries	—	114	—	(114)	—
Repayments received from other subsidiaries	—	26,512	17,541	(44,053)	—
Advances provided to other subsidiaries	—	(1,497)	—	1,497	—
Capital expenditures	—	(31,468)	(4,676)	—	(36,144)
Purchases of available-for-sale securities	—	(6)	—	—	(6)
Proceeds from sales and maturities of available- for-sale securities	—	16	—	—	16
Net cash provided by investing activities	—	139,538	12,865	(42,538)	109,865
Cash flows from financing activities:
Proceeds from issuance of intercompany common stock	—	—	132	(132)	—
Intercompany dividends paid to parent	—	—	(114)	114	—
Repurchases of Class A common stock	—	(88,161)	—	—	(88,161)
Proceeds from stock options exercised	—	7,804	—	—	7,804
Repayments of advances to other subsidiaries	—	(17,541)	(26,512)	44,053	—
Advances received from other subsidiaries	—	—	1,497	(1,497)	—
Other financing activities, net	—	(1,243)	(25)	—	(1,268)
Net cash used in financing activities	—	(99,141)	(25,022)	42,538	(81,625)
Effect of exchange rate changes	—	84	423	—	507
Increase in cash and cash equivalents	9	228,730	32,836	—	261,575
Cash and cash equivalents, beginning of period	20,226	81,095	64,480	—	165,801
Cash and cash equivalents, end of period	$20,235	$309,825	$97,316	$—	$427,376
Supplemental disclosures:
Increase in intercompany balances from the purchase of treasury stock by Verisk funded directly by ISO	$88,161	$88,161	$—	$—	$—
Increase in intercompany balances from proceeds received by ISO related to issuance of Verisk common stock from stock options exercised	$7,804	$7,804	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K, or 2014 10-K, dated and filed with the Securities and Exchange Commission on February 24, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward Looking Statements” in our 2014 10-K.
We enable risk-bearing businesses to better understand and manage their risks and opportunities associated with those risks. We provide value to our customers by supplying proprietary data that, combined with our analytic methods, creates embedded decision support solutions. We are one of the largest aggregators and providers of data and analytics pertaining to U.S. property and casualty, or P&C, insurance risks. We offer solutions for detecting fraud in the U.S. P&C insurance, financial services and healthcare industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to supply chain to health insurance.
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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 37.2% and 39.6% of our revenues for the three months ended March 31, 2015 and 2014, respectively. Our Decision Analytics segment provides solutions to our customers within four vertical market-related groupings of insurance, financial services, healthcare, and specialized markets. Our Decision Analytics segment revenues represented approximately 62.8% and 60.4% of our revenues for the three months ended March 31, 2015 and 2014, respectively.
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
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers' compensation claim with information in our databases. We also have the majority of solutions in our healthcare category paid for on a transactional basis. These transactions, largely in the second half of our fiscal year, are primarily related to Medicare Advantage reviews based on volumes from and determined by our customers. For the three months ended March 31, 2015 and 2014, approximately 26.3% and 25.1%, respectively, of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Approximately 89.9% and 89.3% of the revenues in our Risk Assessment segment for the three months ended March 31, 2015 and 2014, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 62.8% and 65.4% of the revenues in our Decision Analytics segment, for the three months ended March 31, 2015 and 2014, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, healthcare, financial services, and specialized markets verticals.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 56.7% and 58.7% of our total expenses for the three months ended March 31, 2015 and 2014, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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
Pending Acquisition

In March 2015, we entered into an agreement to acquire 100% of the stock of Wood Mackenzie Limited (“Wood Mackenzie”) for a net cash purchase price of approximately $2,800.0 million, which we expect to finance through a combination of debt offering, equity offering, borrowings under our credit facility, and cash on hand. Wood Mackenzie is a global provider of data analytics and commercial intelligence for the energy, chemicals, metals and mining verticals. This acquisition is expected to advance our strategy to expand internationally and position us in the global energy market. The purchase price to be paid will be adjusted prior to closing to reflect certain pre-closing contractual adjustments.  Once the acquisition is completed, we plan to include Wood Mackenzie in the specialized markets vertical of our Decision Analytics segment.

Discontinued Operations

On March 11, 2014, we sold our mortgage services business, Interthinx. Results of operations for the mortgage services business are reported as a discontinued operation for the three months ended March 31, 2014. See Note 6 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.

Condensed Consolidated Results of Operations

	Three Months Ended March 31,		Percentage Change
	2015	2014
	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Decision Analytics revenues	$288,455	$247,330	16.6%
Risk Assessment revenues	170,942	162,313	5.3%
Revenues	459,397	409,643	12.1%
Expenses:
Cost of revenues (exclusive of items shown separately below)	184,216	169,673	8.6%
Selling, general and administrative	58,306	57,134	2.1%
Depreciation and amortization of fixed assets	24,442	19,781	23.6%
Amortization of intangible assets	14,141	14,212	(0.5)%
Total expenses	281,105	260,800	7.8%
Operating income	178,292	148,843	19.8%
Other income (expense):
Investment income and others	(538)	9	(6,109.9)%
Interest expense	(18,262)	(17,439)	4.7%
Total other expense, net	(18,800)	(17,430)	7.9%
Income before income taxes	159,492	131,413	21.4%
Provision for income taxes	(60,806)	(46,972)	29.5%
Income from continuing operations	98,686	84,441	16.9%
Income from discontinued operations, net of tax (2)	—	31,117	(100.0)%
Net Income	$98,686	$115,558	(14.6)%
Basic net income per share:
Income from continuing operations	$0.62	$0.50	24.0%
Income from discontinued operations	—	0.19	(100.0)%
Basic net income per share	$0.62	$0.69	(10.1)%
Diluted net income per share:
Income from continuing operations	$0.61	$0.50	22.0%
Income from discontinued operations	—	0.18	(100.0)%
Diluted net income per share	$0.61	$0.68	(10.3)%
Weighted average shares outstanding:
Basic	158,087,919	166,981,982	(5.3)%
Diluted	161,481,213	170,421,489	(5.2)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Decision Analytics EBITDA	$115,369	$145,108	(20.5)%
Risk Assessment EBITDA	100,968	93,325	8.2%
EBITDA	$216,337	$238,433	(9.3)%
The following is a reconciliation of net income to EBITDA:
Net income	$98,686	$115,558	(14.6)%
Depreciation and amortization of fixed assets and intangible assets from continuing operations	38,583	33,993	13.5%
Interest expense from continuing operations	18,262	17,439	4.7%
Provision for income taxes from continuing operations	60,806	46,972	29.5%
Depreciation, amortization, interest and provision for income taxes from discontinued operations	—	24,471	(100.0)%
EBITDA	$216,337	$238,433	(9.3)%

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
Consolidated Results of Continuing Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Revenues
Revenues were $459.4 million for the three months ended March 31, 2015 compared to $409.6 million for the three months ended March 31, 2014, an increase of $49.8 million or 12.1%. Excluding the Maplecroft acquisition, which is reported in our Decision Analytics segment, our consolidated revenue growth increased $47.2 million or 11.5%. Revenues within our Decision Analytics segment, excluding Maplecroft, increased by $38.6 million or 15.6% and revenues in our Risk Assessment segment increased by $8.6 million or 5.3%. Revenue growth within Decision Analytics was primarily driven by increases in our financial services, healthcare, and insurance revenue categories. Both categories, industry-standard insurance programs and property-specific rating and underwriting information, within Risk Assessment contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $184.2 million for the three months ended March 31, 2015 compared to $169.7 million for the three months ended March 31, 2014, an increase of $14.5 million or 8.6%. Our recent acquisition of Maplecroft within the Decision Analytics segment, accounted for an increase of $1.7 million in cost of revenues which were primarily related to salaries and employee benefits. Excluding the impact of our recent acquisition, our cost of revenues increased $12.8 million or 7.6%. The increase was primarily due to increases in salaries and employee benefits of $6.4 million. Other increases include data costs and data processing fees of $5.1 million (mostly related to our Decision Analytics segment), information technology expense of $1.1 million and other operating costs of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $58.3 million for the three months ended March 31, 2015 compared to $57.1 million for the three months ended March 31, 2014, an increase of $1.2 million or 2.1%. Excluding costs associated with Maplecroft, our recent acquisition of $0.4 million, SGA increased $0.8 million or 1.4%. The increase was due to an increase in professional fees of $2.6 million, primarily related to our pending acquisition of Wood Mackenzie of $4.4 million, offset by lower consulting costs. This increase was offset by decreases in salaries and employee benefits of $1.3 million and in other general expenses of $0.5 million.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $24.5 million for the three months ended March 31, 2015 compared to $19.8 million for the three months ended March 31, 2014, an increase of $4.7 million or 23.6%. Depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment.
Amortization of Intangible Assets
Amortization of intangible assets was $14.1 million for the three months ended March 31, 2015 compared to $14.2 million for the three months ended March 31, 2014, a decrease of $0.1 million or 0.5%. The decrease was primarily related to intangible assets that have been fully amortized.
Investment Income and Others
Investment income and others was a loss of $0.6 million for the three months ended March 31, 2015, which was a decrease of $0.6 million from the gain for the three months ended March 31, 2014.
Interest Expense
Interest expense was $18.2 million for the three months ended March 31, 2015 compared to $17.4 million for the three months ended March 31, 2014, an increase of $0.8 million or 4.7%. The increase is primarily due to the interest on the Credit Facility as well as the bridge financing arrangement.
Provision for Income Taxes
The provision for income taxes was $60.8 million for the three months ended March 31, 2015 compared to $47.0 million for the three months ended March 31, 2014, an increase of $13.8 million or 29.5%. The effective tax rate was 38.1% for the three months ended March 31, 2015 compared to 35.7% for the three months ended March 31, 2014. The effective rate for the three months ended March 31, 2015 was higher than the March 31, 2014 effective tax rate primarily due to favorable state legislative changes recognized in the prior period.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 47.1% for the three months ended March 31, 2015 compared to 56.6% for the three months ended March 31, 2014. The discontinued operations representing the gain on sale of our mortgage services business impacted our EBITDA margin by 12.0% for the three months ended March 31, 2014. Excluding the discontinued operations, the EBITDA margin, for the three months ended March 31, 2014, was 44.6%.
Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $288.5 million for the three months ended March 31, 2015 compared to $247.3 million for the three months ended March 31, 2014, an increase of $41.2 million or 16.6%. Excluding our recent acquisition of Maplecroft, Decision Analytics revenue increased by $38.6 million or 15.6%. Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage
	2015	2014	Change
	(In thousands)
Insurance	$153,733	$141,430	8.7%
Financial services	35,170	21,016	67.3%
Healthcare	75,104	63,896	17.5%
Specialized markets	24,448	20,988	16.5%
Total Decision Analytics	$288,455	$247,330	16.6%
Our insurance revenue increased $12.3 million or 8.7%, primarily due to increases within our underwriting solutions, catastrophe modeling services, insurance fraud revenue, and loss quantification solutions.

Our financial services revenue increased $14.2 million or 67.3%, primarily due to a media effectiveness project revenue in the quarter and the continued demand for our analytic solutions and services. Excluding this project, financial services revenue growth in the quarter was 15.1%.
Our healthcare revenue increased $11.2 million or 17.5%, primarily due to an increase in transactions within our payment accuracy solutions. We expect healthcare revenue growth will moderate as we move through the rest of the year.
Our specialized markets revenue increased $3.5 million or 16.5%; excluding Maplecroft, our specialized markets revenue increased $0.9 million or 4.3% due to growth in our supply chain services and weather risk solutions.
Cost of Revenues
Cost of revenues for our Decision Analytics segment were $133.3 million for the three months ended March 31, 2015 compared to $119.8 million for the three months ended March 31, 2014, an increase of $13.5 million or 11.3%. Excluding the impact of Maplecroft, our recent acquisition, of $1.7 million, our cost of revenues increased by $11.8 million or 9.8%. This increase is primarily due to a net increase in salary and employee benefits of $6.7 million, data costs and data processing fees of $4.8 million (primarily related to our healthcare services) and information technology expenses of $0.5 million. These increases were offset by decreases in other operating costs of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $39.3 million for the three months ended March 31, 2015 compared to $38.0 million for the three months ended March 31, 2014, an increase of $1.3 million or 3.1%. Excluding costs associated with our recent acquisition of $0.4 million, SGA increased $0.9 million or 2.1%. The increase was due to an increase in professional fees of $3.0 million, primarily related to our pending acquisition of Wood Mackenzie of $4.4 million, offset by lower consulting costs. This increase was offset by a decrease in salaries and employee benefits of $1.7 million and a decrease in other general expenses of $0.4 million.
     EBITDA Margin
The EBITDA margin for our Decision Analytics segment, including discontinued operations, was 40.0% for the three months ended March 31, 2015 compared to 56.1% for the three months ended March 31, 2014. The discontinued operations including the gain on sale of our mortgage services business impacted our EBITDA margin by 19.9% for the three months ended March 31, 2014. Excluding the discontinued operations, the EBITDA margin, for the three months ended March 31, 2014, was 36.2%
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $170.9 million for the three months ended March 31, 2015 compared to $162.3 million for the three months ended March 31, 2014, an increase of $8.6 million or 5.3%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs' solutions as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage
	2015	2014	Change
	(In thousands)
Industry-standard insurance programs	$130,596	$123,817	5.5%
Property-specific rating and underwriting information	40,346	38,496	4.8%
Total Risk Assessment	$170,942	$162,313	5.3%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $50.9 million for the three months ended March 31, 2015 compared to $49.9 million for the three months ended March 31, 2014, an increase of $1.0 million or 2.1%. The increase was primarily due to an increase in information technology expenses of $0.6 million, data and consulting costs of $0.3 million and other operating costs of $0.4 million. These increases were offset by a decrease in salaries and employee benefits costs of $0.3 million primarily due to a slight reduction in headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $19.0 million for the three months ended March 31, 2015 compared to $19.1 million for the three months ended March 31, 2014, a decrease of $0.1 million or 0.1%. There was an increase in salaries and employee benefits of $0.4 million. This increase was offset by a decrease in professional fees of $0.4 million and other general expenses of $0.1 million.
EBITDA Margin
EBITDA margin for our Risk Assessment segment was 59.1% for the three months ended March 31, 2015 compared to 57.5% for the three months ended March 31, 2014. The increase in our EBITDA margin was primarily attributed to operating leverage in the segment as well as cost efficiencies.
Liquidity and Capital Resources
As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents and available-for-sale securities of $156.7 million and $43.2 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $990.0 million Syndicated Revolving Credit Facility, or Credit Facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of revenues for the three months ended March 31, 2015 and 2014, were 5.4% and 8.6%, respectively. The expected capital expenditures for the year ending December 31, 2015 will be approximately $150.0 million, which we expect to primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2015 and 2014, we repurchased $0 and $88.7 million of our common stock, respectively.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations, of $1,296.0 million and $1,425.8 million at March 31, 2015 and December 31, 2014, respectively. The debt at March 31, 2015 was primarily issued under senior notes issued in 2012 and 2011. On March 10, 2015, in connection with our agreement to acquire Wood Mackenzie, we entered into a commitment letter for a $2,300.0 million 364-day bridge financing arrangement with Bank of America N.A. and Morgan Stanley Bank N.A. acting as joint lead arrangers. We have the capacity to draw upon our Credit Facility to fund the remainder of the purchase price as necessary. This financing arrangement will only be utilized in the event we do not carry out the debt and equity offerings by a certain date, and will be terminated upon closing of the acquisition. See Note 5 of our condensed consolidated financial statements included in this Form 10-Q filing. We paid fees associated with this financing arrangement of $9.1 million. These fees were recorded as debt issuance costs in "Other current assets" in the accompanying condensed consolidated balance sheets in this Form 10-Q and is being amortized to "Interest expense" in the accompanying condensed consolidated statements of operations in this Form 10-Q over the life of the arrangement.
Our committed Credit Facility had borrowing capacity of $990.0 million and a maturity date of October 2019. We amortize all one-time fees and third party costs associated with the Credit Facility through the maturity date. We have financed and expect to finance our short-term working capital needs, stock repurchases and acquisitions through cash from operations and borrowings from our Credit Facility. On March 27, 2015, we amended our Credit Facility, or Credit Facility Amendment, to modify certain provisions, representations and warranties. As part of the Credit Facility Amendment, we can elect to increase the consolidated funded debt leverage ratio from 3.5 to 1.0 up to 4.5 to 1.0 based on the timing of the close of the Wood Mackenzie acquisition. All borrowings under the Credit Facility shall continue to remain unsecured. The Credit Facility Amendment was filed as an exhibit to the Current Report on Form 8-K filed on March 27, 2015. During the three months ended March 31, 2015, we borrowed  $30.0 million under the Credit Facility and repaid $160.0 million. As of March 31, 2015 and December 31, 2014, we had $30.0 million and $160.0 million of outstanding borrowings under the Credit Facility. As of March 31, 2015, we had $957.9 million, net of letters of credit, of borrowing capacity available under our Credit Facility. We also expect to finance a portion of the cash purchase price of the Wood Mackenzie acquisition with borrowings from our Credit Facility. The Credit Facility contains certain customary financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any four fiscal quarters, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.5 to 1.0. We were in compliance with all debt covenants under the Credit Facility as of March 31, 2015. On April 7, 2015, we repaid $30.0 million under the Credit Facility.

On April 22, 2015, we signed an agreement to enter into a $1,750.0 million committed senior unsecured Syndicated Revolving Credit Facility, or new Credit Facility, with Bank of America N.A., JPMorgan Chase, N.A., SunTrust Bank, Wells Fargo Bank N.A., Citizens Bank, N.A., Morgan Stanley Senior Funding, Inc., HSBC Bank USA, N.A., Royal Bank of Canada, BNP Paribas, TD Bank, N.A., The Northern Trust Company, and Capital One N.A. The new Credit Facility will become effective upon the satisfaction of various conditions, including the issuance of a minimum amount of equity by a certain date, and is intended to partially fund the purchase of Wood Mackenzie. The new Credit Facility may also be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program, or Repurchase Program. The new Credit Facility will replace the existing $990.0 million Credit Facility when it becomes effective.
As of March 31, 2015, we had senior notes with an aggregate principal amount of $1,050.0 million. The senior notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by ISO and certain subsidiaries that guarantee our Credit Facility. The indenture governing the senior notes restricts our ability and our subsidiaries' ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.
We had long-term private placement loan facilities under uncommitted master shelf agreements with Prudential Capital Group and New York Life that expired on August 30, 2013 and March 16, 2013, respectively.  We did not extend these agreements. The shelf notes mature over the next two years. The weighted average rate of interest with respect to our outstanding borrowings under these facilities was 6.36% for the three months ended March 31, 2015. The shelf notes contain certain covenants that limit our ability to create liens, enter into sale/leaseback transactions and consolidate, merge or sell assets to another company. Our shelf notes also contain financial covenants that require that, at the end of any four fiscal quarters, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain a consolidated funded debt leverage ratio below 3.0 to 1.0 at the end of any fiscal quarter. We were in compliance with all debt covenants under our master shelf agreements as of March 31, 2015. We plan to repay $85.0 million and $50.0 million of private placement debt with Prudential and New York Life, respectively, that is due on April 29, 2015 with $55.0 million from cash from operations and $80.0 million from borrowings under the Credit Facility.
Cash Flow
The following table summarizes our cash flow data for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percentage Change
	2015	2014
	(In thousands)
Net cash provided by operating activities	$270,990	$232,828	16.4%
Net cash (used in) provided by investing activities	$(25,225)	$109,865	(123.0)%
Net cash used in financing activities	$(132,057)	$(81,625)	61.8%

Operating Activities
Net cash provided by operating activities was $271.0 million for the three months ended March 31, 2015 compared to $232.8 million for the three months ended March 31, 2014. The increase in operating activities was primarily due to an increase in cash receipts from customers driven by an increase in revenues and operating profit.
Investing Activities
Net cash used in investing activities was $25.2 million for the three months ended March 31, 2015 and net cash provided by investing activities was $109.9 million for the three months ended March 31, 2014. The decrease in investing activities was primarily due to proceeds received from the sale of our mortgage services business for $151.2 million on March 11, 2014.
Financing Activities
Net cash used in financing activities was $132.1 million and $81.6 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used in financing activities for the three months ended March 31, 2015 was primarily related to repayments of borrowings of $160.0 million, partially offset by additional borrowings of $30.0 million during the three months ended March 31, 2015 under the Credit Facility. Net cash used in financing activities for the three months ended March 31, 2014 was primarily related to the repurchase of common stock of $88.2 million, partially offset by proceeds from stock option exercises of $7.8 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 24, 2015.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2015. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at March 31, 2015 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2015.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 15 to our condensed consolidated financial statements for the three months ended March 31, 2015 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities
Our board of directors has authorized a Repurchase Program, of up to $2.0 billion, including a $500.0 million accelerated share repurchase program, or ASR Program, announced in December 2014. Excluding the ASR Program, $189.8 million remains available as of March 31, 2015. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $1.8 billion. We did not repurchase any shares for the quarter ended March 31, 2015.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: April 28, 2015	By:	/s/ Mark V. Anquillare
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