Form 10-Q
period 2015-06-30
Verisk Analytics, Inc.
filed 2015-07-28
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of July 24, 2015, there were 168,486,740 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.
Index to Form 10-Q

Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2015 and December 31, 2014

	2015	2014
	(unaudited)
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$145,491	$39,359
Available-for-sale securities	3,725	3,801
Accounts receivable, net of allowance for doubtful accounts of $7,606 and $5,995, respectively	267,379	220,668
Prepaid expenses	37,478	31,496
Deferred income taxes, net	4,770	4,772
Income taxes receivable	65,182	65,512
Other current assets	85,962	18,875
Total current assets	609,987	384,483
Noncurrent assets:
Fixed assets, net	386,093	302,273
Intangible assets, net	1,655,565	406,476
Goodwill	3,057,642	1,207,146
Pension assets	27,026	18,589
Other assets	39,350	26,363
Total assets	$5,775,663	$2,345,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$246,361	$180,726
Short-term debt and current portion of long-term debt	1,025,797	336,058
Pension and postretirement benefits, current	1,894	1,894
Fees received in advance	436,001	252,592
Total current liabilities	1,710,053	771,270
Noncurrent liabilities:
Long-term debt	2,293,864	1,100,874
Pension benefits	13,576	13,805
Postretirement benefits	2,302	2,410
Deferred income taxes, net	463,561	202,540
Other liabilities	47,985	43,388
Total liabilities	4,531,341	2,134,287
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 168,453,749 and 157,913,227 outstanding, respectively	137	137
Unearned KSOP contributions	(104)	(161)
Additional paid-in capital	1,971,270	1,171,196
Treasury stock, at cost, 375,549,289 and 386,089,811 shares, respectively	(2,559,263)	(2,533,764)
Retained earnings	1,916,155	1,654,149
Accumulated other comprehensive losses	(83,873)	(80,514)
Total stockholders’ equity	1,244,322	211,043
Total liabilities and stockholders’ equity	$5,775,663	$2,345,330
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except for share and per share data)
Revenues	$497,650	$423,554	$957,047	$833,197
Expenses:
Cost of revenues (exclusive of items shown separately below)	195,196	172,470	379,412	342,143
Selling, general and administrative	91,292	57,074	149,598	114,208
Depreciation and amortization of fixed assets	28,628	20,723	53,070	40,504
Amortization of intangible assets	28,812	14,221	42,953	28,433
Total expenses	343,928	264,488	625,033	525,288
Operating income	153,722	159,066	332,014	307,909
Other income (expense):
Investment income and others, net	(221)	200	(759)	209
Gain on derivative instruments	85,187	—	85,187	—
Interest expense	(37,662)	(17,459)	(55,924)	(34,898)
Total other income (expense), net	47,304	(17,259)	28,504	(34,689)
Income before income taxes	201,026	141,807	360,518	273,220
Provision for income taxes	(37,706)	(53,708)	(98,512)	(100,680)
Income from continuing operations	163,320	88,099	262,006	172,540
Income from discontinued operations, net of tax of $0 and $23,365, for the three and six months ended June 30, 2014, respectively (Note 6)	—	—	—	31,117
Net income	$163,320	$88,099	$262,006	$203,657
Basic net income per share:
Income from continuing operations	$0.99	$0.53	$1.63	$1.03
Income from discontinued operations	—	—	—	0.19
Basic net income per share	$0.99	$0.53	$1.63	$1.22
Diluted net income per share:
Income from continuing operations	$0.97	$0.52	$1.59	$1.02
Income from discontinued operations	—	—	—	0.18
Diluted net income per share	$0.97	$0.52	$1.59	$1.20
Weighted average shares outstanding:
Basic	164,141,804	166,343,630	161,114,861	166,662,806
Diluted	167,586,100	169,503,664	164,533,656	169,962,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$163,320	$88,099	$262,006	$203,657
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(4,209)	253	(4,429)	760
Unrealized holding gain on available-for-sale securities	7	21	69	37
Pension and postretirement liability adjustment	387	171	1,001	314
Total other comprehensive (loss) income	(3,815)	445	(3,359)	1,111
Comprehensive income	$159,505	$88,544	$258,647	$204,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Year Ended December 31, 2014 and The Six Months Ended June 30, 2015

	Common Stock Issued	Par Value	Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	(In thousands, except for share data)
Balance, December 31, 2013	544,003,038	$137	$(306)	$1,202,106	$(1,864,967)	$1,254,107	$(43,488)	$547,589
Net income	—	—	—	—	—	400,042	—	400,042
Other comprehensive income	—	—	—	—	—	—	(37,026)	(37,026)
Treasury stock acquired (10,802,087 shares)	—	—	—	(100,000)	(675,446)	—	—	(775,446)
KSOP shares earned	—	—	145	15,206	—	—	—	15,351
Stock options exercised, including tax benefit of $15,438 (1,091,746 shares reissued from treasury stock)	—	—	—	34,011	5,781	—	—	39,792
Restricted stock lapsed, including tax benefit of $550 (134,713 shares reissued from treasury stock)	—	—	—	(148)	698	—	—	550
Employee stock purchase plan (26,953 shares reissued from treasury stock)	—	—	—	1,414	149	—	—	1,563
Stock based compensation	—	—	—	20,011	—	—	—	20,011
Net share settlement from restricted stock awards (27,159 shares withheld for tax settlement)	—	—	—	(1,625)	—	—	—	(1,625)
Other stock issuances (3,975 shares reissued from treasury stock)	—	—	—	221	21	—	—	242
Balance, December 31, 2014	544,003,038	137	(161)	1,171,196	(2,533,764)	1,654,149	(80,514)	211,043
Net income	—	—	—	—	—	262,006	—	262,006
Other comprehensive income	—	—	—	—	—	—	(3,359)	(3,359)
Treasury stock acquired (809,021 shares)	—	—	—	100,000	(100,000)	—	—	—
KSOP shares earned	—	—	57	7,912	—	—	—	7,969
Shares issued from equity offering (10,604,000 shares reissued from treasury stock)	—	—	—	651,258	69,590	—	—	720,848
Stock options exercised, including tax benefit of $6,741 (580,926 shares reissued from treasury stock)	—	—	—	21,052	3,829	—	—	24,881
Restricted stock lapsed, including tax benefit of $1,107 (152,373 shares reissued from treasury stock)	—	—	—	2,456	1,000	—	—	3,456
Employee stock purchase plan (11,404 shares reissued from treasury stock)	—	—	—	705	76	—	—	781
Stock based compensation	—	—	—	18,986	—	—	—	18,986
Net share settlement of restricted stock awards (32,882 shares withheld for tax settlement)	—	—	—	(2,350)	—	—	—	(2,350)
Other stock issuances (840 shares reissued from treasury stock)	—	—	—	55	6	—	—	61
Balance, June 30, 2015	544,003,038	$137	$(104)	$1,971,270	$(2,559,263)	$1,916,155	$(83,873)	$1,244,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Six Months Ended June 30, 2015 and 2014

	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$262,006	$203,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	53,070	41,499
Amortization of intangible assets	42,953	28,544
Amortization of debt issuance costs and original issue discount	10,634	1,322
Allowance for doubtful accounts	456	347
KSOP compensation expense	7,969	7,703
Stock based compensation	19,047	11,057
Gain on derivative instruments	(85,187)	—
Gain on sale of discontinued operations	—	(65,410)
Realized gain on available-for-sale securities, net	(14)	(115)
Deferred income taxes	(7,390)	(3,519)
(Gain) loss on disposal of fixed assets	(3)	735
Excess tax benefits from exercised stock options and restricted stock awards	(8,419)	(6,094)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	37,981	(12,186)
Prepaid expenses and other assets	9,747	(13,593)
Income taxes	11,858	44,808
Accounts payable and accrued liabilities	(27,393)	(26,674)
Fees received in advance	38,305	81,666
Pension and postretirement benefits	(7,129)	(6,064)
Other liabilities	(2,990)	(848)
Net cash provided by operating activities	355,501	286,835
Cash flows from investing activities:
Acquisitions, net of cash acquired of $35,398 and $0, respectively	(2,811,759)	(4,001)
Purchase of non-controlling interest in non-public companies	(101)	(5,000)
Proceeds from sale of discontinued operations	—	155,000
Escrow funding associated with acquisition	(78,694)	—
Proceeds from the settlement of derivative instruments	85,187	—
Capital expenditures	(60,092)	(75,764)
Purchases of available-for-sale securities	(29)	(32)
Proceeds from sales and maturities of available-for-sale securities	230	281
Net cash (used in) provided by investing activities	(2,865,258)	70,484
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	1,243,966	—
Proceeds of short-term debt, net	30,000	—
Proceeds from issuance of short-term debt with original maturities greater than three months	830,000	—
Repayment of current portion of long-term debt	(170,000)	—
Repayment of long-term debt	(50,000)	—
Payment of debt issuance costs	(23,053)	—
Repurchases of common stock	—	(122,120)
Excess tax benefits from exercised stock options and restricted stock awards	8,419	6,094
Proceeds from stock options exercised	18,103	14,923
Proceeds from issuance of stock as part of a public offering	720,848	—
Net share settlement of restricted stock awards	(2,350)	(1,234)
Other financing activities, net	(2,569)	(2,095)
Net cash provided by (used in) financing activities	2,603,364	(104,432)
Effect of exchange rate changes	12,525	760
Increase in cash and cash equivalents	106,132	253,647
Cash and cash equivalents, beginning of period	39,359	165,801
Cash and cash equivalents, end of period	$145,491	$419,448
Supplemental disclosures:
Taxes paid	$87,914	$82,624
Interest paid	$37,977	$34,002
Noncash investing and financing activities:
Tenant improvement included in other liabilities	$448	$8,859
Capital lease obligations	$905	$1,274
Capital expenditures included in accounts payable and accrued liabilities	$4,658	$1,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except for share and per share data, unless otherwise stated)
1. Organization:
Verisk Analytics, Inc. and its consolidated subsidiaries (“Verisk” or the “Company”) enable risk-bearing businesses to better understand and manage their risks. The Company provides its customers proprietary data that, combined with analytic methods, create embedded decision support solutions. The Company is one of the largest aggregators and providers of data pertaining to property and casualty (“P&C”) insurance risks in the United States of America (“U.S.”). The Company offers solutions for detecting fraud in the U.S. P&C insurance, financial, healthcare, and global energy industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to supply chain to health insurance. The Company provides solutions, including data, statistical models or tailored analytics, all designed to allow clients to make more logical decisions.
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
On May 19, 2015, the Company acquired Wood Mackenzie Limited (“Wood Mackenzie”) and has incorporated its financial statements into the Company's condensed consolidated financial statements as of that date. The preliminarily estimated fair values of the tangible and intangible assets acquired and liabilities assumed in connection with the purchase of Wood Mackenzie have been recognized in the accompanying condensed consolidated balance sheets at June 30, 2015 based upon their preliminarily estimated fair values on May 19, 2015. The excess of the purchase price over the preliminary fair values of the net tangible and intangible assets was recorded as goodwill. The preliminary fair values recorded were based upon estimates and assumptions used in the Company’s historical valuation methodology. These estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) and may have a significant impact on the consolidated financial statements (See Note 5 for further information).
The condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three and six months ended June 30, 2015 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU No. 2015-03"). The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for fiscal years beginning after December 15,

2015, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected not to early adopt and will conform with ASU No. 2015-03 in the condensed consolidated financial statements in future periods.

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
3. Investments:
Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
June 30, 2015
Registered investment companies	$3,858	$(133)	$3,725
December 31, 2014
Registered investment companies	$4,045	$(244)	$3,801
In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At June 30, 2015 and December 31, 2014, the carrying value of such securities was $8,588 and $8,487, respectively, and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.
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
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 30, 2015
Registered investment companies (1)	$3,725	$3,725	$—
December 31, 2014
Cash equivalents - money-market funds	$3,707	$—	$3,707
Registered investment companies (1)	$3,801	$3,801	$—
______________________
(1) Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The fair value of the long-term debt would be a Level 2 liability if the long-term debt was measured at fair value on the condensed consolidated balance sheets. The following table summarizes the carrying value and estimated fair value of the long-term debt as of June 30, 2015 and December 31, 2014, respectively:

	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt excluding capitalized leases	$2,290,241	$2,326,220	$1,265,848	$1,371,213
5. Acquisitions:
2015 Acquisition
On May 19, 2015, the Company acquired 100 percent of the stock of Wood Mackenzie for a net cash purchase price of $2,889,629, including $78,694 of an indemnity escrow, which the Company financed through a combination of debt and equity offerings, borrowings under the Company's new credit facility, and cash on hand. Due to the fact that a portion of the purchase price was funded in pounds sterling and the remainder in U.S. dollars, the Company entered into a foreign currency hedging instrument to purchase pounds sterling. The Company recorded a gain within "Gain on derivative instruments" in the accompanying consolidated statements of operations and received proceeds on the hedge of $85,187. These proceeds were utilized to partially fund the acquisition of Wood Mackenzie. Wood Mackenzie is a global provider of data analytics and commercial intelligence for the energy, chemicals, metals and mining verticals. This acquisition advances the Company’s strategy to expand internationally and positions the Company in the global energy market. Wood Mackenzie is included in the energy and specialized markets vertical, formerly named the specialized markets vertical, of the Decision Analytics segment.

The preliminary purchase price allocation of the Wood Mackenzie acquisition resulted in the following:

Wood Mackenzie
Cash and cash equivalents	$35,398
Accounts receivable	83,143
Current assets	85,652
Fixed assets	66,886
Intangible assets	1,294,944
Goodwill and other	1,857,097
Other assets	2,007
Total assets acquired	3,425,127
Current liabilities	(91,551)
Fees received in advance	(142,457)
Deferred income taxes, net	(258,976)
Other liabilities	(7,116)
Total liabilities assumed	(500,100)
Net assets acquired	2,925,027
Cash acquired	(35,398)
Net cash purchase price	$2,889,629
The preliminary allocations of the purchase price above are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on the consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to fixed assets and operating leases, income and non-income taxes, fees received in advance, the valuation of intangible assets acquired, and residual goodwill. The preliminary amounts assigned to intangible assets by type for the Wood Mackenzie acquisition were based upon the Company's valuation model and historical experiences with entities with similar business characteristics. The preliminary amounts are summarized in the table below:

	Weighted Average Useful Life	Total
Technology and database-related	8 years	$454,736
Marketing-related	5 years	125,932
Contract-related	6 years	11,544
Customer-related	13 years	702,732
Total intangible assets		$1,294,944

The goodwill associated with the stock purchase of Wood Mackenzie is not deductible for tax purposes. For the six months ended June 30, 2015, the Company incurred transaction costs related to this acquisition of $26,617 included within "Selling, general and administrative" expenses and $13,336 within "Interest Expense" in the accompanying consolidated statements of operations.

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of Wood Mackenzie occurred at the beginning of 2014. The pro forma information for the six months ended June 30, 2015 and 2014 presented below is based on estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had this acquisition been completed at the beginning of 2014. The unaudited pro forma information includes intangible asset amortization charges and incremental borrowing costs as a result of the acquisition, net of related tax, estimated using the Company’s effective tax rate for continuing operations for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Pro forma revenues	$546,612	$517,000	$1,096,761	$1,017,824
Pro forma income from continuing operations	$139,132	$90,523	$243,054	$181,573
Pro forma basic income from continuing operations per share	$0.85	$0.54	$1.51	$1.09
Pro forma diluted income from continuing operations per share	$0.83	$0.53	$1.48	$1.07

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date. At June 30, 2015 and December 31, 2014, the escrows amounted to $79,028 and $5,583, respectively and have been included in “Other current assets” in the accompanying condensed consolidated balance sheets, respectively.
6. Discontinued Operations:

On March 11, 2014, the Company sold 100 percent of the stock of the Company’s mortgage services business, Interthinx, which was a guarantor subsidiary under the then existing credit facility, in exchange for a purchase price of $151,170 after a working capital adjustment of $3,830. Upon completion of the sale, Interthinx ceased being a guarantor under the then existing credit facility. The Company recognized income from discontinued operations, net of tax, of $29,177 in 2014 upon the finalization of the provision for income taxes. Results of operations for the mortgage services business are reported as a discontinued operation for the three and six months ended June 30, 2014.

The mortgage services business met the criteria for reporting as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from the discontinued operation for the three and six months ended June 30, 2014:

	Three months ended June 30, 2014	Six months ended June 30, 2014
Revenues from discontinued operations	$—	$11,512
Income from discontinued operations before income taxes (including gain on sale of $65,410)	$—	$54,482
Provision for income taxes (including tax on gain on sale of $27,067)	—	(23,365)
Income from discontinued operations, net of tax	$—	$31,117

7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2014 through June 30, 2015, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2014 (1)	$55,555	$1,151,591	$1,207,146
Current year acquisition	—	1,857,097	1,857,097
Foreign currency translation	—	(6,601)	(6,601)
Goodwill at June 30, 2015 (1)	$55,555	$3,002,087	$3,057,642
______________________

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to December 31, 2013.
Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2015, and concluded that there was no impairment of goodwill.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
June 30, 2015
Technology-based	8 years	$753,813	$(210,035)	$543,778
Marketing-related	5 years	197,171	(60,791)	136,380
Contract-based	6 years	18,075	(6,782)	11,293
Customer-related	13 years	1,099,605	(135,491)	964,114
Total intangible assets		$2,068,664	$(413,099)	$1,655,565
December 31, 2014
Technology-based	8 years	$299,705	$(195,698)	$104,007
Marketing-related	5 years	71,504	(54,745)	16,759
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	399,011	(113,301)	285,710
Total intangible assets		$776,775	$(370,299)	$406,476
Amortization expense related to intangible assets for the three months ended June 30, 2015 and 2014 was $28,812 and $14,221, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2015 and 2014 was $42,953 and $28,433, respectively. Estimated amortization expense for the remainder of 2015 and the years through 2020 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2015	$101,242
2016	188,266
2017	187,362
2018	186,617
2019	185,156
2020 and thereafter	806,922
$1,655,565
8. Income Taxes:
The Company’s effective tax rate for the three and six months ended June 30, 2015 was 18.76% and 27.33%, respectively, compared to the effective tax rate for the three and six months ended June 30, 2014 of 37.87% and 36.85%, respectively. The effective tax rate for the three and six months ended June 30, 2015 is lower than the June 30, 2014 effective tax rate primarily due to tax benefits related to the Wood Mackenzie acquisition. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes, tax benefits related to the Wood Mackenzie acquisition, and nondeductible share appreciation from the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”).

9. Debt:
The following table presents short-term and long-term debt by issuance as of June 30, 2015 and December 31, 2014:

	Issuance Date	Maturity Date	2015	2014
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$1,020,000	$160,000
Prudential shelf notes:
5.84% Series H shelf notes	10/26/2007	10/26/2015	—	17,500
6.28% Series I shelf notes	4/29/2008	4/29/2015	—	85,000
New York Life shelf notes:
5.87% Series A shelf notes	10/26/2007	10/26/2015	—	17,500
6.35% Series B shelf notes	4/29/2008	4/29/2015	—	50,000
Capital lease obligations	Various	Various	5,797	6,058
Short-term debt and current portion of long-term debt			1,025,797	336,058
Long-term debt:
Senior notes:
4.000% senior notes, less unamortized discount of $4,773 and $0, respectively	5/15/2015	6/15/2025	895,227	—
5.500% senior notes, less unamortized discount of $1,195 and $0, respectively	5/15/2015	6/15/2045	348,805	—
4.125% senior notes, less unamortized discount of $1,998 and $2,137, respectively	9/12/2012	9/12/2022	348,002	347,863
4.875% senior notes, less unamortized discount of $1,191 and $1,361, respectively	12/8/2011	1/15/2019	248,809	248,639
5.800% senior notes, less unamortized discount of $602 and $654, respectively	4/6/2011	5/1/2021	449,398	449,346
Prudential shelf notes:
6.85% Series J shelf notes	6/15/2009	6/15/2016	—	50,000
Capital lease obligations	Various	Various	3,623	5,026
Long-term debt			2,293,864	1,100,874
Total debt			$3,319,661	$1,436,932
On May 15, 2015, the Company completed an issuance of senior notes in the aggregate principal amount of $900,000 and $350,000 due on June 15, 2025 and June 15, 2045, respectively, that accrue interest at a rate of 4.000% and 5.500%, respectively. Interest is payable semi-annually on both series of senior notes on June 15th and December 15th of each year, beginning on December 15, 2015. The senior notes were issued at a discount of $4,833 and $1,201, respectively, and the Company incurred debt issuance costs on the senior notes of $7,023 and $3,941, respectively. The discount and debt issuance costs were recorded in "Long-term debt" and "Other assets," respectively, in the accompanying condensed consolidated balance sheets and these costs will be amortized to "Interest expense" in the accompanying condensed consolidated statements of operations over the life of the respective senior note. The net proceeds from the issuance of these notes was utilized to partially fund the acquisition of Wood Mackenzie. The indenture governing the senior notes restricts the Company's ability to, among other things, create certain liens, enter into sales/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of the Company's assets, or merge with or into, any other person or entity. As of June 30, 2015 and December 31, 2014, the Company had senior notes with an aggregate principal amount of $2,300,000 and $1,050,000 outstanding, respectively, and was in compliance with their debt covenants.
On April 22, 2015, the Company signed an agreement to enter into a $1,750,000 committed senior unsecured Syndicated Revolving Credit Facility (the "new Credit Facility") with Bank of America N.A., JP Morgan Chase, N.A., Sun Trust Bank, Wells Fargo Bank N.A., Citizens Bank, N.A., Morgan Stanley Senior Funding, Inc., HSBC Bank USA, N.A., Royal Bank of Canada, BNP Paribas, TD Bank, N.A., The Northern Trust Company, and Capital One N.A. The new Credit Facility became effective on May 15, 2015. The new Credit Facility has a single borrower, Verisk Analytics, Inc,. and there are no guarantor subsidiaries of the debt.  In accordance with the indenture governing our senior notes, the guarantor subsidiaries of the senior notes were automatically released as they were no longer guarantor subsidiaries under the new Credit Facility.   Due to the fact that there are

no longer any guarantor subsidiaries of the registered senior notes, the disclosure containing the Condensed Consolidated Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries is no longer required.
The Company utilized borrowings of $930,000 from the new Credit Facility to partially fund the purchase of Wood Mackenzie. The new Credit Facility may also be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the "Repurchase Program").
The new Credit Facility has replaced the previously existing $990,000 Syndicated Revolving Credit Facility (the "old Credit Facility"). The new Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between the Company and its subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, the Company have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that it maintains, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.75 to 1.0, which ratio steps down to 3.5 to 1.0 at the end of the fourth fiscal quarter ending after the consummation of the acquisition of Wood Mackenzie. The Company was in compliance with all debt covenants under the new Credit Facility as of June 30, 2015. Interest on borrowings under the new Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and will range from 12.5 to 25 basis points based upon the consolidated funded debt leverage ratio. As of June 30, 2015 and December 31, 2014, the Company had outstanding borrowings under the new Credit Facility and old Credit Facility of $1,020,000 and $160,000, respectively. On July 22, 2015, the Company repaid $30,000 of its revolver borrowings that were outstanding as of June 30, 2015. On July 24, 2015, the Company entered into the First Amendment to the new Credit Facility which modified the definitions of Consolidated EBIT and Consolidated EBITDA to permit the adding back of certain non-recurring expenses related to the acquisition of Wood Mackenzie.
As of June 30, 2015, the Company no longer has any outstanding private placement debt. On April 29, 2015, the Company repaid $85,000 and $50,000 of private placement debt with Prudential Capital Group and New York Life, respectively, that came due utilizing $55,000 from cash from on hand and $80,000 from borrowings under the Credit Facility. On May 14, 2015, the Company prepaid the remaining private placement debt with New York Life of $17,500, which had been due on October 26, 2015, and $17,500 and $50,000 of remaining private placement debt with Prudential, which was due on October 26, 2015, and June 15, 2016, respectively. To prepay this debt, the Company utilized $25,000 of cash on hand and borrowings from its Credit Facility of $60,000. The make-whole costs for the prepayment of this debt was $4,786 and was recorded to "Interest expense" in the accompanying condensed consolidated statements of operations during the six months ended June 30, 2015.
On March 10, 2015, in connection with the Company's agreement to acquire Wood Mackenzie, the Company entered into a commitment letter for a $2,300,000 364-day bridge financing arrangement with Bank of America N.A. and Morgan Stanley Bank N.A. acting as joint lead arrangers. This financing arrangement was only to be utilized in the event the Company did not carry out the debt and equity offerings relating to its acquisition of Wood Mackenzie by a certain date, and was terminated upon the closing of the acquisition. See Note 5. The Company paid fees associated with this financing arrangement of $9,100. Due to the completion of the debt and equity offerings, this arrangement was terminated and the full $9,100 of fees were recorded to "Interest expense" in the accompanying condensed consolidated statements of operations during the six months ended June 30, 2015.
10. Stockholders’ Equity:
The Company has 1,200,000,000 shares of authorized common stock. The common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the board of directors.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of June 30, 2015.

Equity Offering

The Company completed an equity offering of its common stock on May 12, 2015 in order to finance the acquisition of Wood Mackenzie. The Company received total proceeds of $721,867, net of underwriting discount of $20,413, from the offering of 10,604,000 treasury shares at a net public offering price of $68.075 per share. In conjunction with the offering, the Company incurred $1,019 of costs related to the issuance of the common stock. The proceeds from the offering, net of underwriting discount and related issuance costs, was recorded as a decrease to treasury shares at the weighted average price of the Company's treasury shares, with the remainder of the net proceeds recorded as an increase to additional paid in capital in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders' equity.

Share Repurchase Program

Since the introduction of the Repurchase Program as a feature of the Company's capital management strategies in 2010, the Company has authorized repurchases of up to $2,000,000 of its common stock and has repurchased shares with an aggregate value of $1,810,193. The Company did not repurchase any shares during the six months ended June 30, 2015. As of June 30, 2015, the Company had $189,807 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.
In December 2014, the Company entered into an accelerated share repurchase program ("ASR") to repurchase shares of its common stock for an aggregate purchase price of $500,000. Upon payment of the aggregate purchase price in December 2014, the Company received an initial delivery of 6,372,472 shares of the Company's common stock. Upon final settlement of the ASR agreement in June 2015, the Company received an additional 809,021 shares of the Company's common stock.

Treasury Stock

As of June 30, 2015, the Company’s treasury stock consisted of 375,549,289 shares of common stock. During the six months ended June 30, 2015, the Company reissued 11,349,543 shares of common stock from the treasury shares at a weighted average price of $6.56 per share.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator used in basic and diluted EPS:
Income from continuing operations	$163,320	$88,099	$262,006	$172,540
Income from discontinued operations, net of tax of $0 and $23,365, for the three and six months ended June 30, 2014, respectively (Note 6)	—	—	—	31,117
Net income	$163,320	$88,099	$262,006	$203,657
Denominator:
Weighted average number of common shares used in basic EPS	164,141,804	166,343,630	161,114,861	166,662,806
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,444,296	3,160,034	3,418,795	3,299,771
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	167,586,100	169,503,664	164,533,656	169,962,577
The potential shares of common stock that were excluded from diluted EPS were 1,784,103 and 2,105,653 for the three months ended June 30, 2015 and 2014 and 892,981 and 1,433,751 for the six months ended June 30, 2015 and 2014, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of June 30, 2015 and December 31, 2014:

	2015	2014
Foreign currency translation adjustment	$(7,515)	$(3,086)
Unrealized holding losses on available-for-sale securities, net of tax	(41)	(110)
Pension and postretirement adjustment, net of tax	(76,317)	(77,318)
Accumulated other comprehensive losses	$(83,873)	$(80,514)

The before tax and after tax amounts of other comprehensive income for the three and six months ended June 30, 2015 and 2014 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
For the Three Months Ended June 30, 2015
Foreign currency translation adjustment	$(4,209)	$—	$(4,209)
Unrealized holding loss on available-for-sale securities before reclassifications	(8)	3	(5)
Amount reclassified from accumulated other comprehensive losses (1)	19	(7)	12
Unrealized holding gain on available-for-sale securities	11	(4)	7
Pension and postretirement adjustment before reclassifications	1,460	(623)	837
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(730)	280	(450)
Pension and postretirement adjustment	730	(343)	387
Total other comprehensive loss	$(3,468)	$(347)	$(3,815)
For the Three Months Ended June 30, 2014
Foreign currency translation adjustment	$253	$—	$253
Unrealized holding loss on available-for-sale securities before reclassifications	(94)	37	(57)
Amount reclassified from accumulated other comprehensive losses (1)	126	(48)	78
Unrealized holding gain on available-for-sale securities	32	(11)	21
Pension and postretirement adjustment before reclassifications	510	(183)	327
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(255)	99	(156)
Pension and postretirement adjustment	255	(84)	171
Total other comprehensive income	$540	$(95)	$445

	Before Tax	Tax Benefit (Expense)	After Tax
For the Six Months Ended June 30, 2015
Foreign currency translation adjustment	$(4,429)	$—	$(4,429)
Unrealized holding gain on available-for-sale securities before reclassifications	97	(37)	60
Amount reclassified from accumulated other comprehensive losses (1)	14	(5)	9
Unrealized holding gain on available-for-sale securities	111	(42)	69
Pension and postretirement adjustment before reclassifications	3,288	(1,274)	2,014
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(1,644)	631	(1,013)
Pension and postretirement adjustment	1,644	(643)	1,001
Total other comprehensive loss	$(2,674)	$(685)	$(3,359)
For the Six Months Ended June 30, 2014
Foreign currency translation adjustment	$760	$—	$760
Unrealized holding loss on available-for-sale securities before reclassifications	(55)	21	(34)
Amount reclassified from accumulated other comprehensive losses (1)	115	(44)	71
Unrealized holding gain on available-for-sale securities	60	(23)	37
Pension and postretirement adjustment before reclassifications	1,094	(444)	650
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(547)	211	(336)
Pension and postretirement adjustment	547	(233)	314
Total other comprehensive income	$1,367	$(256)	$1,111

____________________

(1)	This accumulated other comprehensive loss component, before tax, is included under “Investment income and others, net” in the accompanying condensed consolidated statements of operations.

(2)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12 Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
All of the Company’s outstanding stock options and restricted stock are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of June 30, 2015, there were 10,243,335 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the six months ended June 30, 2015 and 2014 was $18,103 and $14,923, respectively.
On April 1, 2015, the Company granted 1,177,191 nonqualified stock options and 211,756 shares of restricted stock to key employees. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term and a service vesting period of four years. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date and has a service vesting period of four years. The Company recognizes the expense of the restricted stock ratably over the vesting period. The restricted stock is not assignable or transferable until it becomes vested.
On May 19, 2015, the Company granted nonqualified stock options and restricted stock to certain key employees of Wood Mackenzie. The Company granted 255,473 nonqualified stock options that vested on the grant date, 225,363 nonqualified stock options that are subject to a service vesting period of four years, and 127,931 nonqualified stock options that are subject to a four-

year cliff vesting term. The Company granted 52,960 shares of restricted stock that vested on the grant date, 42,064 shares of restricted stock are subject to a service vesting period of four years, and 28,445 shares of restricted stock that are subject to four-year cliff vesting term. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant day with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date. The Company recognizes the expense of the restricted stock ratably over the vesting period. The restricted stock is not transferrable until it becomes vested.
On July 1, 2015, the Company granted 3,873 shares of common stock, 27,047 nonqualified stock options that were immediately vested, 51,876 nonqualified stock options with a one-year service period, and 11,119 deferred stock units to the directors of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company's common stock at the grant date and a ten-year contractual term.
The fair value of the stock options granted for the six months ended June 30, 2015 and 2014 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2015	2014
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	20.25%	20.56%
Risk-free interest rate	1.51%	1.49%
Expected term in years	4.6	4.4
Dividend yield	—%	—%
Weighted average grant date fair value per stock option	$12.91	$11.88
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
A summary of the stock options outstanding and exercisable as of December 31, 2014 and June 30, 2015 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	9,205,690	$31.11	$303,267
Granted	1,785,958	$72.17
Exercised	(580,926)	$31.23	$22,601
Cancelled or expired	(64,442)	$60.73
Outstanding at June 30, 2015	10,346,280	$38.00	$359,603
Exercisable at June 30, 2015	7,572,157	$27.73	$340,994
Exercisable at December 31, 2014	7,159,895	$24.00	$286,728
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk common stock as of the reporting date. In accordance with ASC 718, Stock Compensation ("ASC 718"), excess tax benefit from exercised stock options and restricted stock lapsed is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the six months ended June 30, 2015 and 2014, the Company recorded excess tax benefits of $7,848 and $9,705, respectively. The Company realized $8,419 and $6,094 of tax benefit within the Company’s quarterly tax payments through June 30, 2015 and 2014, respectively. Stock based compensation expense for the six months ended June 30, 2015 and 2014 was $19,047 and $11,057, respectively.

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
A summary of the status of the restricted stock awarded under the 2013 Incentive Plan as of December 31, 2014 and June 30, 2015 and changes during the interim period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	442,310	$56.84
Granted	335,225	$72.22
Vested	(185,255)	$57.42
Forfeited	(13,602)	$60.27
Outstanding at June 30, 2015	578,678	$65.48
As of June 30, 2015, there was $68,420 of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 3.07 years. As of June 30, 2015, there were 2,774,123 and 578,678 nonvested stock options and restricted stock, respectively, of which 2,343,488 and 494,668 are expected to vest. The total grant date fair value of options vested during the six months ended June 30, 2015 and 2014 was $10,191 and $6,299, respectively. The total grant date fair value of restricted stock vested during the six months ended June 30, 2015 and 2014 was $9,727 and $4,473, respectively.
The Company’s employee stock purchase plan (“ESPP”) offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the six months ended June 30, 2015 and 2014, the Company issued 11,404 and 15,633 shares of common stock at a weighted discounted price of $68.51 and $56.99 for the ESPP, respectively.
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

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$4,487	$4,738	$134	$163
Expected return on plan assets	(8,657)	(8,458)	(142)	(200)
Amortization of prior service credit	—	—	(38)	(37)
Amortization of net actuarial loss	612	116	156	176
Net periodic (benefit) cost	$(3,558)	$(3,604)	$110	$102
Employer contributions, net	$278	$72	$139	$(1,152)

	For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$9,044	$9,551	$268	$326
Expected return on plan assets	(17,216)	(16,971)	(285)	(400)
Amortization of prior service credit	—	—	(75)	(73)
Amortization of net actuarial loss	1,407	268	312	352
Net periodic (benefit) cost	$(6,765)	$(7,152)	$220	$205
Employer contributions, net	$495	$267	$91	$(1,152)
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
Decision Analytics: The Company develops solutions that its customers use to analyze the key processes in managing risk: ‘prediction of loss’, ‘detection and prevention of fraud’ and ‘quantification of loss’. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance and healthcare sectors. The Company discloses revenue within this segment based on the industry vertical groupings of insurance, financial services, healthcare, and energy and specialized markets (formerly named specialized markets).
On March 11, 2014, the Company sold its mortgage services business, Interthinx, which was part of the Decision Analytics segment. Results of operations for the mortgage services business are reported as a discontinued operation for the three and six months ended June 30, 2014. Refer to Note 6 for more information.
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
The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 5.0% or more of the Company’s consolidated revenues for the three and six months ended June 30, 2015 or 2014.
The following table provides the Company’s revenue and EBITDA by reportable segment for the three and six months ended June 30, 2015 and 2014, and the reconciliation of EBITDA to operating income as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2015			June 30, 2014
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$325,920	$171,730	$497,650	$261,602	$161,952	$423,554
Expenses:
Cost of revenues (exclusive of items shown separately below)	(144,782)	(50,414)	(195,196)	(120,023)	(52,447)	(172,470)
Selling, general and administrative	(71,398)	(19,894)	(91,292)	(38,625)	(18,449)	(57,074)
Investment income and others, net	(342)	121	(221)	—	200	200
Gain on derivative instruments	85,187	—	85,187	—	—	—
EBITDA	194,585	101,543	296,128	102,954	91,256	194,210
Depreciation and amortization of fixed assets	(22,277)	(6,351)	(28,628)	(15,098)	(5,625)	(20,723)
Amortization of intangible assets	(28,723)	(89)	(28,812)	(14,132)	(89)	(14,221)
Less: Investment income and others, net	342	(121)	221	—	(200)	(200)
Gain on derivative instruments	(85,187)	—	(85,187)	—	—	—
Operating income	$58,740	$94,982	$153,722	$73,724	$85,342	$159,066

	For the Six Months Ended			For the Six Months Ended
	June 30, 2015			June 30, 2014
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$614,375	$342,672	$957,047	$508,932	$324,265	$833,197
Expenses:
Cost of revenues (exclusive of items shown separately below)	(278,026)	(101,386)	(379,412)	(239,782)	(102,361)	(342,143)
Selling, general and administrative	(110,635)	(38,963)	(149,598)	(76,676)	(37,532)	(114,208)
Investment income and others, net	(947)	188	(759)	—	209	209
EBITDA from discontinued operations (including the gain on sale in 2014)	—	—	—	55,588	—	55,588
Gain on derivative instruments	85,187	—	85,187	—	—	—
EBITDA	309,954	202,511	512,465	248,062	184,581	432,643
Depreciation and amortization of fixed assets	(40,757)	(12,313)	(53,070)	(31,129)	(9,375)	(40,504)
Amortization of intangible assets	(42,776)	(177)	(42,953)	(28,256)	(177)	(28,433)
Less: Investment income and others, net	947	(188)	759	—	(209)	(209)
EBITDA from discontinued operations (including the gain on sale in 2014)	—	—	—	(55,588)	—	(55,588)
Gain on derivative instruments	(85,187)	—	(85,187)	—	—	—
Operating income	$142,181	$189,833	$332,014	$133,089	$174,820	$307,909
Operating segment revenue by type of service is provided below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Decision Analytics:
Insurance	$165,276	$152,831	$319,009	$294,261
Financial services	26,380	21,837	61,550	42,853
Healthcare	69,051	65,092	144,155	128,988
Energy and specialized markets	65,213	21,842	89,661	42,830
Total Decision Analytics	325,920	261,602	614,375	508,932
Risk Assessment:
Industry-standard insurance programs	130,776	123,194	261,372	247,011
Property-specific rating and underwriting information	40,954	38,758	81,300	77,254
Total Risk Assessment	171,730	161,952	342,672	324,265
Total revenues	$497,650	$423,554	$957,047	$833,197

Long-lived assets by country are provided below:

	June 30, 2015	December 31, 2014
Long-lived assets:
U.S.	$2,227,516	$1,893,660
U.K.	2,933,807	37,219
Other countries	4,353	29,968
Total long-lived assets	$5,165,676	$1,960,847

14. Related Parties:
The Company considers its stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of June 30, 2015 and December 31, 2014, the Company had no transactions with related parties owning more than 5.0% of its common stock, except for transactions with the KSOP as disclosed in Note 16 Compensation Plans of the Company's consolidated financial statements included in the 2014 Form 10-K filing.
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
Interthinx, Inc. Litigation
On April 20, 2015, the Company was served with a putative class action titled John Weber v. Interthinx, Inc. and Verisk Analytics, Inc. The plaintiff, a former employee of the Company’s former subsidiary Interthinx, Inc. in Missouri, filed the class action complaint in the United States District Court for the Eastern District of Missouri on behalf of all review appraisers and individuals holding comparable positions with different titles who were employed by Interthinx for the last three years nationwide and who were not paid overtime wages. The class complaint claims that the review appraiser employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. It pleads a Collective Action under section 216(b) of the Fair Labor Standards Act for unpaid overtime and seeks overtime wages, liquidated damages, declaratory relief, interest, costs and attorneys’ fees.
On March 11, 2014, the Company sold 100 percent of the stock of Interthinx, Inc. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Mariah Re Litigation
On July 8, 2013, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Mariah Re LTD. v. American Family Mutual Insurance Company ("American Family"), ISO Services, Inc. and AIR Worldwide Corporation, which was amended by the plaintiff on October 18, 2013 (the “Amended Complaint”). Plaintiff Mariah is a special purpose vehicle established to provide reinsurance to defendant American Family Insurance. Mariah entered into contracts with the Company's ISO Services, Inc. and AIR Worldwide Corporation subsidiaries, pursuant to which, among other things, Mariah (i) licensed the right to utilize information published in Catastrophe Bulletins issued by the Property Claims Services division of ISO Services, Inc. and (ii) engaged AIR Worldwide Corporation as Calculation Agent to compute certain reinsured losses. The Amended Complaint alleges the following causes of action: (1) breach of contract against ISO Services, Inc, AIR Worldwide Corporation, and American Family; (2) unjust enrichment against American Family; (3) conversion against American Family; (4) tortious interference with contract against American Family; (5) declaratory judgment against all defendants and (6) specific performance against all defendants. The Amended Complaint seeks declaratory relief, specific performance, restitution, monetary damages and attorneys’ fees. On November 20, 2013, the three defendants filed motions to dismiss the Amended Complaint. On September 30, 2014, the District Court granted defendants’ motions and dismissed the Amended Complaint in its entirety, with prejudice. Mariah filed a Notice of Appeal on October 28, 2014. The United States Court of Appeals for the Second Circuit affirmed the District Court’s dismissal of the Amended Complaint on June 30, 2015.
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
Insurance Services Office, Inc. Litigation
In October 2013, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Laurence J. Skelly and Ellen Burke v. Insurance Services Office, Inc. and the Pension Plan for Insurance Organizations. The plaintiffs, former employees of the Company's subsidiary Insurance Services Office, Inc. ("ISO"), bring the action on their own behalf as participants in the Pension Plan for Insurance Organizations and on the behalf of similarly situated participants of the pension plan and ask the court to declare that a certain amendment to the pension plan as of December 31, 2001, which terminated their right to calculate and define the value of their retirement benefit under the pension plan based on their compensation levels as of immediately prior to their “retirement” (the “Unlawful Amendment”), violated the anti-cutback provisions and equitable principles of ERISA. The First Amended Class Action Complaint (the “Amended Complaint”) alleges that (1) the Unlawful Amendment of the pension plan violated Section 502(a)(1)(B) of ERISA as well as the anti-cutback rules of ERISA Section 204(g) and Section 411(d)(6) of the Internal Revenue Code; (2) ISO’s failure to provide an ERISA 204(h) notice in a manner calculated to be understood by the average pension plan participant was a violation of Sections 204(h) and 102(a) of ERISA; and (3) the Living Pension Right was a contract right under ERISA common law and that by terminating that right through the Unlawful Amendment ISO violated plaintiffs’ common law contract rights under ERISA. The Amended Complaint seeks declaratory, equitable and injunctive relief enjoining the enforcement of the Unlawful Amendment and ordering the pension plan and ISO retroactive to the date of the Unlawful Amendment to recalculate the accrued benefits of all class members, indemnification from ISO to the pension plan for costs and contribution requirements related to voiding the Unlawful Amendment, bonuses to the class representatives, costs and attorney’s fees. On September 12, 2014, the District Court granted ISO’s motion to dismiss the Amended Complaint finding that ISO provided ample, clear and sufficient notice of the 2002 Amendment to the Plan and that plaintiffs’ claims were time barred. Plaintiffs filed their Notice of Appeal on October 14, 2014. The United States Court of Appeals for the Second Circuit affirmed the District Court's dismissal of the Amended Complaint on April 27, 2015 and denied the Appellants’ Petition for a Re-Hearing on June 16, 2015.
On August 1, 2014 the Company was served with an Amended Complaint filed in the United States District Court for the District of Colorado titled Snyder, et. al. v. ACORD Corp., et al. The action is brought by nineteen individual plaintiffs, on their own behalf and on behalf of a putative class, against more than 120 defendants, including the Company and its subsidiary, Insurance Services Office, Inc. ("ISO"). Except for the Company, ISO and the defendant Acord Corporation, which provides standard forms to assist in insurance transactions, most of the other defendants are property and casualty insurance companies that plaintiffs claim conspired to underpay property damage claims. Plaintiffs claim that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law. On September 8, 2014, the Court entered an Order striking the Amended Complaint and granting leave to the plaintiffs to file a new complaint. On October 13, 2014, plaintiffs filed their Second Amended Complaint, which was re-filed by plaintiffs to correct errors as the Third Amended Complaint. The Third Amended Complaint similarly alleges that the defendants conspired to underpay property damage claims, but does not specifically allege what role the Company or ISO played in the alleged conspiracy. It claims that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law, and seeks all available relief including, injunctive, statutory, actual and punitive damages as well as attorneys’ fees.
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
We enable risk-bearing businesses to better understand and manage their risks and opportunities associated with those risks. We provide value to our customers by supplying proprietary data that, combined with our analytic methods, creates embedded decision support solutions. We are one of the largest aggregators and providers of data and analytics pertaining to U.S. property and casualty, or P&C, insurance risks. We offer solutions for detecting fraud in the U.S. P&C insurance, financial services, healthcare, and global energy industries and sophisticated methods to predict and quantify loss in diverse contexts ranging from natural catastrophes to supply chain to health insurance.
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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 35.8% and 38.9% of our revenues for the six months ended June 30, 2015 and 2014, respectively. Our Decision Analytics segment provides solutions to our customers within four vertical market-related groupings of insurance, financial services, healthcare, and energy and specialized markets. Our Decision Analytics segment revenues represented approximately 64.2% and 61.1% of our revenues for the six months ended June 30, 2015 and 2014, respectively.
Executive Summary
Key Performance Metrics
We believe our business' ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year-over-year revenue growth and EBITDA margin as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures (See footnote 1 within the Condensed Consolidated Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations).
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
Approximately 89.9% and 89.2% of the revenues in our Risk Assessment segment for the six months ended June 30, 2015 and 2014, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 65.2% and 64.8% of the revenues in our Decision Analytics segment, for the six months ended June 30, 2015 and 2014, respectively, were derived from subscriptions and long-

term agreements for our solutions. In this segment, our customer bases are within the insurance, healthcare, financial services, and energy and specialized markets verticals.
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers' compensation claim with information in our databases. We also have the majority of solutions in our healthcare category paid for on a transactional basis. These transactions, largely in the second half of our fiscal year, are primarily related to Medicare Advantage reviews based on volumes from and determined by our customers. For the six months ended June 30, 2015 and 2014, approximately 26.0% and 25.7%, respectively, of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 65.1% and 57.9% of our total expenses for the six months ended June 30, 2015 and 2014, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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
Acquisition

On May19, 2015, we acquired 100% of the stock of Wood Mackenzie Limited (“Wood Mackenzie”) for a net cash purchase price of approximately $2,890.0 million, which we financed through a combination of a debt offering, an equity offering, borrowings under our new Credit Facility, and cash on hand. Due to the fact that a portion of the purchase price was funded in pounds sterling and the reminder in U.S. dollars, we entered into a foreign currency hedging instrument to purchase pounds sterling. We recorded a gain within "Gain on derivative instruments" in the accompanying consolidated statements of operations and received proceeds on the hedge of $85.2 million. These proceeds were utilized to partially fund the acquisition of Wood Mackenzie. Wood Mackenzie is a global provider of data analytics and commercial intelligence for the energy, chemicals, metals and mining verticals. This acquisition advances our strategy to expand internationally and positions us in the global energy market. We have included Wood Mackenzie in the energy and specialized vertical, formerly named specialized markets, of the Decision Analytics segment. See Note 5 of our condensed consolidated financial statements included in this Form 10-Q for further information.

Discontinued Operations

On March 11, 2014, we sold our mortgage services business, Interthinx. Results of operations for the mortgage services business are reported as a discontinued operation for the six months ended June 30, 2014. See Note 6 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2015	2014		2015	2014
	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Decision Analytics revenues	$325,920	$261,602	24.6%	$614,375	$508,932	20.7%
Risk Assessment revenues	171,730	161,952	6.0%	342,672	324,265	5.7%
Revenues	497,650	423,554	17.5%	957,047	833,197	14.9%
Expenses:
Cost of revenues (exclusive of items shown separately below)	195,196	172,470	13.2%	379,412	342,143	10.9%
Selling, general and administrative	91,292	57,074	60.0%	149,598	114,208	31.0%
Depreciation and amortization of fixed assets	28,628	20,723	38.1%	53,070	40,504	31.0%
Amortization of intangible assets	28,812	14,221	102.6%	42,953	28,433	51.1%
Total expenses	343,928	264,488	30.0%	625,033	525,288	19.0%
Operating income	153,722	159,066	(3.4)%	332,014	307,909	7.8%
Other income (expense):
Investment income and others	(221)	200	(210.5)%	(759)	209	(463.2)%
Gain on derivative instruments	85,187	—	100.0%	85,187	—	100.0%
Interest expense	(37,662)	(17,459)	115.7%	(55,924)	(34,898)	60.2%
Total other expense, net	47,304	(17,259)	(374.1)%	28,504	(34,689)	(182.2)%
Income before income taxes	201,026	141,807	41.8%	360,518	273,220	32.0%
Provision for income taxes	(37,706)	(53,708)	(29.8)%	(98,512)	(100,680)	(2.2)%
Income from continuing operations	163,320	88,099	85.4%	262,006	172,540	51.9%
Income from discontinued operations, net of tax (2)	—	—	—%	—	31,117	(100.0)%
Net Income	$163,320	$88,099	85.4%	$262,006	$203,657	28.7%
Basic net income per share:
Income from continuing operations	$0.99	$0.53	86.8%	$1.63	$1.03	58.3%
Income from discontinued operations	—	—	—%	—	0.19	(100.0)%
Basic net income per share	$0.99	$0.53	86.8%	$1.63	$1.22	33.6%
Diluted net income per share:
Income from continuing operations	$0.97	$0.52	86.5%	$1.59	$1.02	55.9%
Income from discontinued operations	—	—	—%	—	0.18	(100.0)%
Diluted net income per share	$0.97	$0.52	86.5%	$1.59	$1.20	32.5%
Weighted average shares outstanding:
Basic	164,141,804	166,343,630	(1.3)%	161,114,861	166,662,806	(3.3)%
Diluted	167,586,100	169,503,664	(1.1)%	164,533,656	169,962,577	(3.2)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Decision Analytics EBITDA	$194,585	$102,954	89.0%	$309,954	$248,062	25.0%
Risk Assessment EBITDA	101,543	91,256	11.3%	202,511	184,581	9.7%
EBITDA	$296,128	$194,210	52.5%	$512,465	$432,643	18.4%
The following is a reconciliation of net income to EBITDA:
Net income	$163,320	$88,099	85.4%	$262,006	$203,657	28.7%
Depreciation and amortization of fixed assets and intangible assets from continuing operations	57,440	34,944	64.4%	96,023	68,937	39.3%
Interest expense from continuing operations	37,662	17,459	115.7%	55,924	34,898	60.2%
Provision for income taxes from continuing operations	37,706	53,708	(29.8)%	98,512	100,680	(2.2)%
Depreciation, amortization, interest and provision for income taxes from discontinued operations	—	—	—%		24,471	(100.0)%
EBITDA	$296,128	$194,210	52.5%	$512,465	$432,643	18.4%

(1)
EBITDA is the financial measure which management uses to evaluate the performance of our Company. “EBITDA” is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 13 of our condensed consolidated financial statements included in this Form 10-Q filing. Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations or cash flows from operating activities reported under GAAP. Management uses EBITDA in conjunction with GAAP operating performance measures as part of its overall assessment of company performance. Some of these limitations are:

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
Consolidated Results of Continuing Operations
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Revenues
Revenues were $957.0 million for the six months ended June 30, 2015 compared to $833.2 million for the six months ended June 30, 2014, an increase of $123.8 million or 14.9%. Excluding Maplecroft and Wood Mackenzie, our recent acquisitions' revenues of $44.6 million, which are both reported within our Decision Analytics segment, our consolidated revenue growth increased $79.2 million or 9.5%. Revenues within our Decision Analytics segment, excluding our recent acquisitions, increased by $60.9 million or 12.0% and revenues in our Risk Assessment segment increased by $18.3 million or 5.7%. Revenue growth within Decision Analytics, excluding recent acquisitions, was primarily driven by increases in our insurance, healthcare, and financial services revenue categories. Within Risk Assessment, both industry-standard insurance programs and property-specific rating and underwriting information contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $379.4 million for the six months ended June 30, 2015 compared to $342.2 million for the six months ended June 30, 2014, an increase of $37.2 million or 10.9%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $22.9 million in cost of revenues of which $6.0 million were non-recurring equity compensation associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $14.3 million or 4.2%. The increase was primarily due to increases in salaries and employee benefits of $13.7 million, rent expense of $1.4 million and other operating costs of $0.9 million. These increases were offset by decreases in data costs and data processing fees of $1.5 million (mostly related to our Decision Analytics segment) and information technology expense of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $149.6 million for the six months ended June 30, 2015 compared to $114.2 million for the six months ended June 30, 2014, an increase of $35.4 million or 31.0%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $34.8 million in SGA, of which $20.7 million were non-recurring transaction costs associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA increased $0.6 million or 0.5%. The increase was primarily due to increases in salaries and employee benefits of $0.4 million, professional consulting costs of $0.4 million. These increases were offset by a decrease in other general expenses of $0.2 million.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $53.1 million for the six months ended June 30, 2015 compared to $40.5 million for the six months ended June 30, 2014, an increase of $12.6 million or 31.0%. The increase in depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment and depreciation and amortization related to our recent acquisitions of $1.9 million.
Amortization of Intangible Assets
Amortization of intangible assets was $43.0 million for the six months ended June 30, 2015 compared to $28.4 million for the six months ended June 30, 2014, an increase of $14.6 million or 51.1%. The increase of $16.8 million was primarily related to our recent acquisitions of Maplecroft and Wood Mackenzie, offset by intangible assets that have been fully amortized of $2.2 million.
Gain on derivative instruments
Gain on derivative instruments was $85.2 million for the six months ended June 30, 2015 resulting from the execution of a non-recurring foreign currency hedging strategy in connection with the acquisition of Wood Mackenzie within our Decision Analytics segment. There was no gain on derivative instruments for the six months ended June 30, 2014.
Interest Expense
Interest expense was $55.9 million for the six months ended June 30, 2015, compared to $34.9 million for the six months ended June 30, 2014, an increase of $21.0 million or 60.2%. The increase is primarily due to the interest on the additional debt incurred in connection with the acquisition of Wood Mackenzie as well as the bridge financing arrangement.
Provision for Income Taxes
The provision for income taxes was $98.5 million for the six months ended June 30, 2015 compared to $100.7 million for the six months ended June 30, 2014, a decrease of $2.2 million or 2.2%. The effective tax rate was 27.3% for the six months ended June 30, 2015 compared to 36.9% for the six months ended June 30, 2014. The effective rate for the six months ended June 30, 2015 was lower than the June 30, 2014 effective tax rate primarily due to tax benefits related to the Wood Mackenzie acquisition.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 53.5% for the six months ended June 30, 2015 compared to 51.2% for the six months ended June 30, 2014. The non-recurring derivative gain offset by the transaction costs related to the Wood Mackenzie acquisition positively impacted our EBITDA margin by 6.1% for the six months ended June 30, 2015. The discontinued operations representing the gain on sale of our mortgage services business positively impacted our EBITDA margin by 5.9% for the six months ended June 30, 2014.
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Revenues
Revenues were $497.6 million for the three months ended June 30, 2015 compared to $423.6 million for the three months ended June 30, 2014, an increase of $74.0 million or 17.5%. Excluding our recent acquisitions, which is reported in our Decision Analytics segment, our consolidated revenue growth increased $32.0 million or 7.6%. Revenues within our Decision Analytics segment, excluding recent acquisitions, increased by $22.3 million or 8.5% and revenues in our Risk Assessment segment increased by $9.7 million or 6.0%. Revenue growth within Decision Analytics was primarily driven by increases in our financial services, healthcare, and insurance revenue categories. Within Risk Assessment, both categories industry-standard insurance programs and property-specific rating and underwriting information contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $195.2 million for the three months ended June 30, 2015 compared to $172.5 million for the three months ended June 30, 2014, an increase of $22.7 million or 13.2%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $21.2 million in cost of revenues of which $6.0 million were non-recurring equity compensation associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $1.5 million or 0.9%. The increase was primarily due to increases in salaries and employee benefits of $7.4 million, rent expense of $1.8 million and other operating costs of $0.3 million. These increases were offset by decreases in data costs and data processing fees of $6.6 million (mostly related to our Decision Analytics segment) and information technology expense of $1.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $91.3 million for the three months ended June 30, 2015 compared to $57.1 million for the three months ended June 30, 2014, an increase of $34.2 million or 60.0%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $34.4 million in SGA of which $20.7 million were non-recurring transaction costs associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA decreased $0.2 million or 0.4%. The decrease was primarily due to lower professional consulting costs of $2.1 million. This decrease was offset by increases in salaries and employee benefits of $1.6 million and other general expenses of $0.3 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $28.6 million for the three months ended June 30, 2015 compared to $20.7 million for the three months ended June 30, 2014, an increase of $7.9 million or 38.1%. The increase in depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment and depreciation and amortization related to our recent acquisitions of $1.9 million.
Amortization of Intangible Assets
Amortization of intangible assets was $28.9 million for the three months ended June 30, 2015 compared to $14.2 million for the three months ended June 30, 2014, an increase of $14.7 million or 102.6%. The increase of $16.5 million was primarily related to our recent acquisitions of Maplecroft and Wood Mackenzie offset by intangible assets that have been fully amortized of $1.8 million.
Gain on derivative instruments
Gain on derivative instruments was $85.2 million for the three months ended June 30, 2015 resulting from the execution of the foreign currency hedging strategy in connection with the acquisition of Wood Mackenzie within our Decision Analytics segment. There was no gain on derivative instruments for the three months ended June 30, 2014.
Interest Expense
Interest expense was $37.7 million for the three months ended June 30, 2015 compared to $17.5 million for the three months ended June 30, 2014, an increase of $20.2 million or 115.7%. The increase is primarily due to the interest on the additional debt incurred in connection with the acquisition of Wood MacKenzie as well as the bridge financing arrangement.
Provision for Income Taxes
The provision for income taxes was $37.7 million for the three months ended June 30, 2015 compared to $53.7 million for the three months ended June 30, 2014, a decrease of $16.0 million or 29.8%. The effective tax rate was 18.8% for the three months ended June 30, 2015 compared to 37.9% for the three months ended June 30, 2014. The effective rate for the three months ended June 30, 2015 was lower than the June 30, 2014 effective tax rate primarily due to tax benefits related to the Wood Mackenzie acquisition.
EBITDA Margin
The EBITDA margin for our consolidated results was 59.5% for the three months ended June 30, 2015 compared to 45.9% for the three months ended June 30, 2014. The non-recurring derivative gain offset by the transaction costs related to the Wood Mackenzie acquisition positively impacted our EBITDA margin by 11.8% for the three months ended June 30, 2015.
Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $614.4 million for the six months ended June 30, 2015 compared to $508.9 million for the six months ended June 30, 2014, an increase of $105.5 million or 20.7%. Excluding revenue of $44.6 million from our recent acquisitions, Decision Analytics revenue increased by $60.9 million or 12.0%. Our revenue by category for the periods presented is set forth below:

	Six Months Ended June 30,		Percentage
	2015	2014	Change
	(In thousands)
Insurance	$319,009	$294,261	8.4%
Financial services	61,550	42,853	43.6%
Healthcare	144,155	128,988	11.8%
Energy and specialized markets	89,661	42,830	109.3%
Total Decision Analytics	$614,375	$508,932	20.7%
Our insurance revenue increased $24.7 million or 8.4%, primarily due to increases within our underwriting solutions, catastrophe modeling services, insurance fraud revenue, and loss quantification solutions.
Our financial services revenue increased $18.8 million or 43.6%, primarily due to a media effectiveness project revenue that occurred in the first quarter and the continued demand for our analytic solutions and services.
Our healthcare revenue increased $15.1 million or 11.8%, primarily due to an increase in transactions within our revenue and quality intelligence solutions and our healthcare revenue growth was lowered by changes in our customer contract language. For comparability had the contract language also been in effect in the prior period our revenue growth would have been 18.4%.
Our energy and specialized markets, formerly named specialized markets, revenue increased $46.9 million or 109.3%; excluding Maplecroft and Wood Mackenzie revenues of $44.6 million, our energy and specialized markets revenue increased $2.3 million or 5.2% due to growth in our environmental health and safety services and weather risk solutions.
Revenues for our Decision Analytics segment were $325.9 million for the three months ended June 30, 2015 compared to $261.6 million for the three months ended June 30, 2014, an increase of $64.3 million or 24.6%. Excluding revenue of $42.0 million from our recent acquisitions, Decision Analytics revenue increased by $22.3 million or 8.5%. Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,		Percentage
	2015	2014	Change
	(In thousands)
Insurance	$165,276	$152,831	8.1%
Financial services	26,380	21,837	20.8%
Healthcare	69,051	65,092	6.1%
Energy and specialized markets	65,213	21,842	198.6%
Total Decision Analytics	$325,920	$261,602	24.6%
Our insurance revenue increased $12.4 million or 8.1%, primarily due to increases within our underwriting solutions.
Our financial services revenue increased $4.6 million or 20.8%, primarily due to continued demand for our analytic solutions and services.
Our healthcare revenue increased $3.9 million or 6.1%, primarily to an increase in transactions within our revenue and quality intelligence solutions and our healthcare revenue growth was lowered by changes in our customer contract language. For comparability had the contract language also been in effect in the prior period, our revenue growth would have been 19.6%.
Our energy and specialized markets revenue, formerly named specialized markets, increased $43.4 million or 198.6%; excluding Maplecroft and Wood Mackenzie revenues of $42.0 million, our energy and specialized markets revenue increased $1.4 million or 6.0% due to growth in our environmental heath and safety services and weather risk solutions.
Cost of Revenues
Cost of revenues for our Decision Analytics segment were $278.1 million for the six months ended June 30, 2015 compared to $239.8 million for the six months ended June 30, 2014, an increase of $38.3 million or 15.9%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $22.9 million in cost of revenues of which $6.0 million were non-recurring equity compensation associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues for this segment increased $15.4 million or 6.4%. The increase was primarily due to increases in salaries and employee benefits of $15.8 million, rent expense of $1.4 million and other operating costs of $1.0 million. These increases were offset by decreases in data costs and data processing fees of $2.4 million (mostly related to the change in our customer contract within our healthcare vertical) and information technology expense of $0.4 million.
Cost of revenues for our Decision Analytics segment were $144.8 million for the three months ended June 30, 2015 compared to $120.0 million for the three months ended June 30, 2014, an increase of $24.8 million or 20.6%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $21.2 million in cost of revenues of which $6.0 million were non-recurring equity compensation associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $3.6 million or 3.0%. The increase was primarily due to increases in salaries and employee benefits of $9.2 million, rent expense of $2.1 million and other operating costs of $0.5 million. These increases were offset by decreases in data costs and data processing fees of $7.2 million (mostly related to the change in our customer contract within our healthcare vertical) and information technology expense of $1.0 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $110.6 million for the six months ended June 30, 2015 compared to $76.7 million for the six months ended June 30, 2014, an increase of $33.9 million or 44.3%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $34.8 million in SGA of which $20.7 million were non-recurring transaction costs associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA decreased $0.9 million or 1.1%. The decrease was primarily due to a decrease in salaries and employee benefits of $1.6 million and other general expenses of $0.6 million. These decreases were offset by an increase in professional consulting costs of $1.3 million.
Selling, general and administrative expenses for our Decision Analytics segment were $71.3 million for the three months ended June 30, 2015 compared to $38.6 million for the three months ended June 30, 2014, an increase of $32.7 million or 84.9%. Our recent acquisitions accounted for an increase of $34.4 million in SGA of which $20.7 million were non-recurring transaction costs associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA decreased $1.7 million or 4.3%. The decrease was primarily due to lower professional consulting costs of $1.5 million and other general expenses of $0.2 million.
     EBITDA Margin
The EBITDA margin for our Decision Analytics segment, including discontinued operations, was 50.5% for the six months ended June 30, 2015 compared to 47.7% for the six months ended June 30, 2014. The non-recurring derivative gain offset by the transaction costs related to the Wood Mackenzie acquisition positively impacted our EBITDA margin by 9.6% for the six months ended June 30, 2015. The discontinued operations including the gain on the sale of our mortgage services business positively impacted our EBITDA margin by 9.9% for the six months ended June 30, 2014.
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $342.6 million for the six months ended June 30, 2015 compared to $324.3 million for the six months ended June 30, 2014, an increase of $18.3 million or 5.7%. Revenues for our Risk Assessment segment were $171.7 million for the three months ended June 30, 2015 compared to $162.0 million for the three months ended June 30, 2014, an increase of $9.7 million or 6.0%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs' solutions as well as selling expanded solutions to existing customers.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
Industry-standard insurance programs	$130,776	$123,194	6.2%	$261,372	$247,011	5.8%
Property-specific rating and underwriting information	40,954	38,758	5.7%	81,300	77,254	5.2%
Total Risk Assessment	$171,730	$161,952	6.0%	$342,672	$324,265	5.7%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $101.3 million for the six months ended June 30, 2015 compared to $102.4 million for the six months ended June 30, 2014, a decrease of $1.1 million or 1.0% The decrease was primarily due to salaries and employee benefits costs decrease of $2.1 million primarily due to a slight reduction in headcount and other operating costs of $0.1 million. This decrease was offset by increases in data and consulting costs of $0.9 million and an increase in information technology expenses of $0.2 million.
Cost of revenues for our Risk Assessment segment was $50.4 million for the three months ended June 30, 2015 compared to $52.5 million for the three months ended June 30, 2014, a decrease of $2.1 million or 3.9%. The decrease was primarily due to salaries and employee benefits costs decrease of $1.8 million primarily due to a slight reduction in headcount, a decrease in information technology expenses of $0.4 million, and a decrease in rent of $0.3 million and other expenses of $0.2 million. These decreases were offset by increases in data and consulting costs of $0.6 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $39.0 million for the six months ended June 30, 2015 compared to $37.5 million for the six months ended June 30, 2014, an increase of $1.5 million or 3.8%. The increase were primarily due to an increase in salaries and employee benefits of $2.0 million and other general expense of $0.4 million. These increases were offset by a decrease in professional fees of $0.9 million.
Selling, general and administrative expenses for our Risk Assessment segment were $20.0 million for the three months ended June 30, 2015 compared to $18.5 million for the three months ended June 30, 2014, an increase of $1.5 million or 7.8%. The increase were primarily due to an increase in salaries and employee benefits of $1.6 million and other general expense of $0.5 million. These increases were offset by a decrease in professional fees of $0.6 million.
EBITDA Margin
EBITDA margin for our Risk Assessment segment was 59.1% for the six months ended June 30, 2015 compared to 56.9% for the six months ended June 30, 2014. The increase in our EBITDA margin was primarily attributed to operating leverage in the segment as well as cost efficiencies.
Liquidity and Capital Resources
As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents and available-for-sale securities of $149.2 million and $43.2 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $1,750.0 million Syndicated Revolving Credit Facility, or new Credit Facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of revenues for the six months ended June 30, 2015 and 2014, were 6.3% and 9.0%, respectively. The expected capital expenditures for the year ending December 31, 2015 will be approximately $170.0 million, which we expect to primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the six months ended June 30, 2015 and 2014, we repurchased $0 and $119.1 million of our common stock, respectively.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations, of $3,310.2 million and $1,425.8 million at June 30, 2015 and December 31, 2014, respectively. The debt at June 30, 2015 was primarily issued under senior notes in May 2015 and during 2012 and 2011. On May 15, 2015, we completed an issuance of senior notes in the aggregate principal amounts of $900.0 million and $350.0 million due on June 15, 2025 and June 15, 2045, respectively, that accrue interest at a rate of 4.000% and 5.500%, respectively. Interest is payable semi-annually on both series of senior notes on June 15th and December 15th of each year, beginning on December 15, 2015. The senior notes were issued at a discount of $4.8 million and $1.2 million, respectively, and we incurred debt issuance costs on the senior notes of $7.0 million and $3.9 million, respectively. The discount and debt issuance costs were recorded as "Long-term debt" and "Other assets," respectively, in the accompanying condensed consolidated balance sheets, and these costs will be amortized to "Interest expense" in the accompanying condensed consolidated statements of operations in this quarterly report on Form 10-Q over the life of the respective senior note. The net proceeds from the issuance of these notes were utilized to partially fund the acquisition of Wood Mackenzie. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sales/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. As of June 30, 2015, we had senior notes with an aggregate principal amount of $2,300.0 million outstanding, and we were in compliance with our debt covenants.
On April 22, 2015, we signed an agreement to enter into a $1,750.0 million committed senior unsecured Syndicated Revolving Credit Facility, or new Credit Facility, with Bank of America N.A., JP Morgan Chase, N.A., Sun Trust Bank, Wells Fargo Bank N.A., Citizens Bank, N.A., Morgan Stanley Senior Funding, Inc., HSBC Bank USA, N.A., Royal Bank of Canada, BNP Paribas, TD Bank, N.A., The Northern Trust Company, and Capital One N.A. The new Credit Facility became effective on May 15, 2015, and we utilized borrowings of $930.0 million from the new Credit Facility to partially fund the purchase of Wood Mackenzie. The new Credit Facility may also be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program, or Repurchase Program. The new Credit Facility has replaced the previously existing $990.0 million Syndicated Revolving Credit Facility, or old Credit Facility.
The new Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.75 to 1.0, which ratio steps down to 3.5 to 1.0 at the end of the fourth fiscal quarter ending after the consummation of the acquisition of Wood Mackenzie. We were in compliance with all debt covenants under the new Credit Facility as of June 30, 2015. During the six months ended June 30, 2015, we had total combined borrowings under the old Credit Facility and new Credit Facility of $1,100.0 million and repaid $240.0 million during this six month period. Interest on borrowings under the new Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and will range from 12.5 to 25 basis points based upon the consolidated funded debt leverage ratio. As of June 30, 2015 and December 31, 2014, we had outstanding borrowings under the new Credit Facility and old Credit Facility of $1,020.0 million and $160.0 million, respectively. On July 22, 2015, we repaid $30.0 million of our revolver borrowings that were outstanding as of June 30, 2015. On July 24, 2015, we entered into the First Amendment to the new Credit Facility which modified the definitions of Consolidated EBIT and Consolidated EBITDA to permit the adding back of certain non-recurring expenses related to the acquisition of Wood Mackenzie.
As of June 30, 2015, we no longer have any outstanding private placement debt. On April 29, 2015, we repaid $85.0 million and $50.0 million of private placement debt with Prudential Capital Group and New York Life, respectively, that came due utilizing $55.0 million from cash on hand and $80.0 million from borrowings under the Credit Facility. In addition, on May 14, 2015, we prepaid the remaining private placement debt with New York Life of $17.5 million, which had been due on October 26, 2015, and $17.5 million and $50.0 million of remaining private placement debt with Prudential, which had been due on October 26, 2015 and June 15, 2016, respectively. To prepay this debt, we utilized $25.0 million of cash on hand and borrowings from our Credit Facility of $60.0 million. The make-whole costs for the prepayment of this debt was $4.8 million and was recorded to "Interest expense" in the accompanying condensed consolidated statements of operations in this quarterly report on Form 10-Q during the six months ended June 30, 2015.
On March 10, 2015, in connection with our agreement to acquire Wood Mackenzie, we entered into a commitment letter for a $2,300.0 million 364-day bridge financing arrangement with Bank of America N.A. and Morgan Stanley Bank N.A. acting as joint lead arrangers. This financing arrangement was only to be utilized in the event we did not carry out the debt and equity offerings relating to its acquisition of Wood Mackenzie by a certain date, and was terminated upon the closing of the acquisition. See Note 5 of our condensed consolidated financial statements included in this quarterly report on Form 10-Q filing. We paid fees associated with this financing arrangement of $9.1 million. Due to the completion of the debt and equity offerings, this arrangement was terminated and the full $9.1 million of fees were recorded to "Interest expense" in the accompanying condensed consolidated statements of operations in this quarterly report on Form 10-Q during the six months ended June 30, 2015.
Cash Flow
The following table summarizes our cash flow data for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Percentage Change
	2015	2014
	(In thousands)
Net cash provided by operating activities	$355,501	$286,835	23.9%
Net cash (used in) provided by investing activities	$(2,865,258)	$70,484	(4,165.1)%
Net cash provided by (used in) financing activities	$2,603,364	$(104,432)	2,592.9%
Operating Activities
Net cash provided by operating activities was $355.5 million for the six months ended June 30, 2015 compared to $286.8 million for the six months ended June 30, 2014. The increase in net cash provided by operating activities was primarily due to an increase in cash receipts from customers driven by an increase in revenues and operating profit, partially offset by acquisition fees related to the acquisition of Wood Mackenzie.
Investing Activities
Net cash used in investing activities was $2,865.3 million for the six months ended June 30, 2015 and net cash provided by investing activities was $70.5 million for the six months ended June 30, 2014. The change in investing activities was primarily due to the net of cash acquisition of Wood Mackenzie of $2,889.6 million on May 19, 2015.
Financing Activities
Net cash provided by financing activities was $2,603.4 million and net cash used in financing activities was $104.4 million for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities for the six months ended June 30, 2015 was primarily related to the net proceeds from the debt and equity offerings of $1,244.0 million and $720.8 million, respectively, and other borrowings from our old and new Credit Facilities, net of repayments, of $640.0 million, partially offset by the prior year repurchases of common stock of $122.1 million versus no repurchases in the current year. Net cash used in financing activities for the six months ended June 30, 2014 was primarily related to the repurchase of common stock of $122.1 million, partially offset by proceeds from stock option exercises and other stock option related items of $21.0 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 24, 2015 except as noted below.

To partially fund the acquisition of Wood Mackenzie, we completed a public bond offering on May 15, 2015, which consisted of the issuance of $900.0 million aggregate principal amount of 4.000% Senior Notes due 2025 (“2025 notes”) and $350.0 million aggregate principal amount of 5.500% Senior Notes due 2045 (“2045 notes”). The 2025 notes will bear interest at a fixed rate of 4.000% per annum, with interest payable semi-annually and will mature on June 15, 2025. The 2045 notes will bear interest at a fixed rate of 5.500% per annum, with interest also payable semi-annually, and will mature on June 15, 2045. We will pay interest on each series of notes on June 15 and December 15 of each year, beginning on December 15, 2015. We received net proceeds of $1,235.1 million after deducting issue discount and underwriting discounts and commissions of $14.9 million. In addition, we repaid $135.0 million of private placement debt that came due in April 2015 and prepaid the remaining $85.0 million of private placement debt in May of 2015 of which $35.0 million had been due to mature in October of 2015 and $50.0 million had been due to mature in June of 2016. We no longer have any outstanding private placement debt.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2015. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates.
Although there has been no material changes to our critical accounting policies and estimates, there was a significant estimate this quarter related to the acquisition of Wood Mackenzie. The preliminarily estimated fair values of the tangible and intangible assets acquired and liabilities assumed in connection with the purchase of Wood Mackenzie have been recognized in the accompanying condensed consolidated balance sheets based on known facts that existed on the date of acquisition. The excess of the purchase price over the preliminary fair values of the net tangible and intangible assets was recorded as goodwill. The preliminary fair values recorded were based upon estimates and assumptions used in the Company’s historical valuation methodology. These estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) and may have a significant impact on the consolidated financial statements. See Note 5 of our condensed consolidated financial statements included in this Form 10-Q for further information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Other than the item below, market risks at June 30, 2015 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2015:
Foreign Currency Risk

Our foreign-based businesses and results of operations are exposed to movements in the U.S. dollar to British pounds and other foreign currency exchange rates. A portion of our revenue is denominated in British pounds and other foreign currencies. If the U.S. dollar strengthens against British pounds and other foreign currencies, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in British pounds and other foreign currencies. If British pounds and other foreign currencies strengthen, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to British pounds and other foreign currency exchange rates did not have a material effect on our revenue during the six months ended June 30, 2015. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q for the Company and our subsidiaries other than Wood Mackenzie and its subsidiaries that we acquired on May 19, 2015. Management excluded from its assessment the internal control over financial reporting at Wood Mackenzie and subsidiaries, which was acquired on May 19, 2015 and represented approximately 4.8% of total assets, and 4.2% of revenues as of and for the six months ended June 30, 2015. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We are in the process of integrating Wood MacKenzie (which we acquired in May 2015) into our overall internal control over financial reporting process. Other than this ongoing integration, during the six months ended June 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 15 to our condensed consolidated financial statements for the six months ended June 30, 2015 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2015 except for the items noted below.
We incurred substantial additional indebtedness in connection with the acquisition of Wood Mackenzie.
On May 19, 2015, we consummated the acquisition of Wood Mackenzie (the “Acquisition”). In order to finance the Acquisition, we incurred $2,180.0 million of indebtedness. As of June 30, 2015, we had total consolidated indebtedness of approximately $3,319.7 million, and our leverage ratio (debt to EBITDA) increased from 1.57x to 3.10x. Our increased leverage resulting from the Acquisition could adversely affect our business. In particular, it could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. In addition, we incurred approximately $40.0 million in expenses to consummate the Acquisition. The increased leverage, potential lack of access to financing and increased expenses could have a material adverse effect on our financial condition, results of operations and cash flows.
We may not realize the expected benefits of the Acquisition.
We may fail to realize the expected benefits of the Acquisition or successfully integrate Wood Mackenzie’s operations or preserve its customers and employees in an efficient or timely manner. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. This integration effort may also distract our management’s focus from our existing core businesses or impair our existing relationships with employees, customers and our strategic partners. We may not be able to achieve the targeted operating or long-term strategic benefits of the Acquisition or could incur higher transition costs. An inability to realize the full extent of, or any of, the anticipated benefits of the Acquisition, as well as any delays encountered in the integration process or an inability to integrate the operations of the two companies could have a material adverse effect on our financial condition, results of operations and cash flows.
General economic uncertainties, including downward trends in the energy industry, could reduce demand by Wood Mackenzie’s customers for its products and services.
Demand for Wood Mackenzie’s products and services may be negatively influenced by general economic uncertainties, particularly any downward trends in the energy industry. Many factors could negatively affect the revenues, profits and discretionary spending of Wood Mackenzie’s customers. Such factors include commodity prices (in particular, oil and coal), the state of the local economy, interest rates, currency exchange rates, political uncertainty or restrictions and regulations, the availability of industry resources and other matters. A downturn or perceived downturn in the economy, particularly the energy industry, could add pricing pressure, delay subscription renewals or lead to more challenging or protracted fee negotiations or generally lower acceptance of our solutions by Wood Mackenzie’s customers, which could cause a decline in our revenues and have a material adverse effect on our financial condition, results of operations and cash flows.
Our operations are subject to additional risks inherent in international operations.
Wood Mackenzie is based in the United Kingdom and conducts its principal operations outside the United States. As a result, the percentage of our revenues generated outside of the United States has increased materially. Conducting extensive international operations subjects us to risks that are inherent in international operations, including challenges posed by different pricing environments and different forms of competition; lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers; unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions; differing technology standards; difficulties in collecting accounts receivable; difficulties in managing and staffing international operations; varying expectations as to employee standards; potentially adverse tax consequences, including possible restrictions on the repatriation of earnings; and reduced or varied protection for intellectual property rights in some countries. Moreover, international operations could be interrupted and negatively affected by economic changes, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war and other economic or political uncertainties. All of these risks could result in increased costs or decreased revenues, either of which could have a material adverse effect on our financial condition, results of operations and cash flows.
We are subject to the increased risk of exchange rate fluctuations.
The revenues and costs of Wood Mackenzie are primarily denominated in pound sterling. As a result of the Acquisition, we face greater exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. Our operating results could be negatively affected depending on the amount of revenue and expense denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when remeasured in U.S. dollars, may differ materially from expectations. Although we may apply certain strategies to mitigate foreign currency risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities
Our board of directors has authorized a Repurchase Program, of up to $2.0 billion, including a $500.0 million accelerated share repurchase program, or ASR Program, announced in December 2014. Excluding the ASR Program, $189.8 million remains available as of June 30, 2015. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $1.8 billion. We did not repurchase any shares for the quarter ended June 30, 2015.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
On July 24, 2015, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) dated April 22, 2015 among the Company, as the borrower, and the lenders and the agents party thereto.  The First Amendment modified the definitions of Consolidated EBIT and Consolidated EBITDA to permit the adding back of certain non-recurring expenses related to the acquisition of Wood Mackenzie.  All borrowings under the credit facility shall continue to remain unsecured.  The foregoing description of the First Amendment is qualified in its entirety by reference to the First Amendment, which is annexed as Exhibit 10.2 to this quarterly report on Form 10-Q and is incorporated by reference in its entirety.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: July 28, 2015	By:	/s/ Mark V. Anquillare
Mark V. Anquillare
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Verisk Analytics, Inc. dated May 26, 2015, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 26, 2015.

3.2	Amended and Restated Bylaws of Verisk Analytics, Inc. dated May 26, 2015, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated May 26, 2015.

4.1
Fifth Supplemental Indenture, dated May 15, 2015, between Verisk Analytics, Inc. and Wells Fargo Bank, National Association, as Trustee (including the Forms of 4.000% Senior Notes due 2025 and 5.500% Senior Notes due 2045), incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated May 11, 2015.

10.1
Second Amended and Restated Credit Agreement dated April 22, 2015 among Verisk Analytics, Inc., as borrower, and the lenders and agents party thereto, incorporated herein, by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 22, 2015.

10.2	First Amendment to Second Amended and Restated Credit Agreement dated July 24, 2015 among Verisk Analytics, Inc., as borrower, and the lenders and agents party thereto.*

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith.