Form 10-Q
period 2015-09-30
Verisk Analytics, Inc.
filed 2015-10-27
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of October 23, 2015, there were 169,428,352 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.
Index to Form 10-Q

Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 and December 31, 2014

	2015	2014
	(unaudited)
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$168,825	$39,359
Available-for-sale securities	3,630	3,801
Accounts receivable, net of allowance for doubtful accounts of $5,727 and $5,995, respectively	266,000	220,668
Prepaid expenses	46,129	31,496
Deferred income taxes, net	4,769	4,772
Income taxes receivable	45,209	65,512
Other current assets	83,200	18,875
Total current assets	617,762	384,483
Noncurrent assets:
Fixed assets, net	391,625	302,273
Intangible assets, net	1,415,566	406,476
Goodwill	3,119,485	1,207,146
Pension assets	31,245	18,589
Other assets	43,414	26,363
Total assets	$5,619,097	$2,345,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$266,467	$180,726
Short-term debt and current portion of long-term debt	905,473	336,058
Pension and postretirement benefits, current	1,894	1,894
Fees received in advance	366,924	252,592
Total current liabilities	1,540,758	771,270
Noncurrent liabilities:
Long-term debt	2,292,892	1,100,874
Pension benefits	13,413	13,805
Postretirement benefits	2,475	2,410
Deferred income taxes, net	401,422	202,540
Other liabilities	54,501	43,388
Total liabilities	4,305,461	2,134,287
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 1,200,000,000 shares authorized; 544,003,038 shares issued and 169,104,003 and 157,913,227 outstanding, respectively	137	137
Unearned KSOP contributions	—	(161)
Additional paid-in capital	1,999,779	1,171,196
Treasury stock, at cost, 374,899,035 and 386,089,811 shares, respectively	(2,554,832)	(2,533,764)
Retained earnings	2,047,969	1,654,149
Accumulated other comprehensive losses	(179,417)	(80,514)
Total stockholders’ equity	1,313,636	211,043
Total liabilities and stockholders’ equity	$5,619,097	$2,345,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except for share and per share data)
Revenues	$550,401	$448,665	$1,507,448	$1,281,862
Expenses:
Cost of revenues (exclusive of items shown separately below)	210,167	180,873	589,579	523,016
Selling, general and administrative	79,310	56,164	228,908	170,372
Depreciation and amortization of fixed assets	33,501	21,951	86,571	62,455
Amortization of intangible assets	18,543	14,187	61,496	42,620
Total expenses	341,521	273,175	966,554	798,463
Operating income	208,880	175,490	540,894	483,399
Other income (expense):
Investment income and others, net	17,912	(285)	17,153	(76)
Gain on derivative instruments	—	—	85,187	—
Interest expense	(33,003)	(17,498)	(88,927)	(52,396)
Total other (expense) income, net	(15,091)	(17,783)	13,413	(52,472)
Income before income taxes	193,789	157,707	554,307	430,927
Provision for income taxes	(61,975)	(58,692)	(160,487)	(159,372)
Income from continuing operations	131,814	99,015	393,820	271,555
Income from discontinued operations, net of tax of $0 and $23,365, for the three and nine months ended September 30, 2014, respectively (Note 6)	—	—	—	31,117
Net income	$131,814	$99,015	$393,820	$302,672
Basic net income per share:
Income from continuing operations	$0.78	$0.60	$2.41	$1.63
Income from discontinued operations	—	—	—	0.19
Basic net income per share	$0.78	$0.60	$2.41	$1.82
Diluted net income per share:
Income from continuing operations	$0.77	$0.58	$2.36	$1.60
Income from discontinued operations	—	—	—	0.18
Diluted net income per share	$0.77	$0.58	$2.36	$1.78
Weighted average shares outstanding:
Basic	168,739,437	166,187,540	163,656,387	166,504,384
Diluted	172,171,337	169,522,448	167,079,550	169,815,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$131,814	$99,015	$393,820	$302,672
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(95,843)	(547)	(100,272)	213
Unrealized holding (loss) gain on available-for-sale securities	(22)	(40)	47	(3)
Pension and postretirement liability adjustment	321	103	1,322	417
Total other comprehensive (loss) income	(95,544)	(484)	(98,903)	627
Comprehensive income	$36,270	$98,531	$294,917	$303,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Year Ended December 31, 2014 and The Nine Months Ended September 30, 2015

	Common Stock Issued	Par Value	Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	(In thousands, except for share data)
Balance, December 31, 2013	544,003,038	$137	$(306)	$1,202,106	$(1,864,967)	$1,254,107	$(43,488)	$547,589
Net income	—	—	—	—	—	400,042	—	400,042
Other comprehensive income	—	—	—	—	—	—	(37,026)	(37,026)
Treasury stock acquired (10,802,087 shares)	—	—	—	(100,000)	(675,446)	—	—	(775,446)
KSOP shares earned	—	—	145	15,206	—	—	—	15,351
Stock options exercised, including tax benefit of $15,438 (1,091,746 shares reissued from treasury stock)	—	—	—	34,011	5,781	—	—	39,792
Restricted stock lapsed, including tax benefit of $550 (134,713 shares reissued from treasury stock)	—	—	—	(148)	698	—	—	550
Employee stock purchase plan (26,953 shares reissued from treasury stock)	—	—	—	1,414	149	—	—	1,563
Stock based compensation	—	—	—	20,011	—	—	—	20,011
Net share settlement from restricted stock awards (27,159 shares withheld for tax settlement)	—	—	—	(1,625)	—	—	—	(1,625)
Other stock issuances (3,975 shares reissued from treasury stock)	—	—	—	221	21	—	—	242
Balance, December 31, 2014	544,003,038	137	(161)	1,171,196	(2,533,764)	1,654,149	(80,514)	211,043
Net income	—	—	—	—	—	393,820	—	393,820
Other comprehensive income	—	—	—	—	—	—	(98,903)	(98,903)
Treasury stock acquired (809,021 shares)	—	—	—	100,000	(100,000)	—	—	—
KSOP shares earned	—	—	161	10,414	—	—	—	10,575
Shares issued from equity offering (10,604,000 shares reissued from treasury stock)	—	—	—	651,258	69,590	—	—	720,848
Stock options exercised, including tax benefit of $17,062 (1,201,112 shares reissued from treasury stock)	—	—	—	40,308	8,055	—	—	48,363
Restricted stock lapsed, including tax benefit of $1,163 (170,670 shares reissued from treasury stock)	—	—	—	2,388	1,125	—	—	3,513
Employee stock purchase plan (18,171 shares reissued from treasury stock)	—	—	—	1,134	122	—	—	1,256
Stock based compensation	—	—	—	25,045	—	—	—	25,045
Net share settlement of restricted stock awards (32,882 shares withheld for tax settlement)	—	—	—	(2,350)	—	—	—	(2,350)
Other stock issuances (5,844 shares reissued from treasury stock)	—	—	—	386	40	—	—	426
Balance, September 30, 2015	544,003,038	$137	$—	$1,999,779	$(2,554,832)	$2,047,969	$(179,417)	$1,313,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Nine Months Ended September 30, 2015 and 2014

	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$393,820	$302,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	86,571	63,450
Amortization of intangible assets	61,496	42,731
Amortization of debt issuance costs and original issue discount	11,770	1,989
Allowance for doubtful accounts	1,151	953
KSOP compensation expense	10,575	11,613
Stock based compensation	25,471	16,323
Gain on derivative instruments	(85,187)	—
Gain on sale of discontinued operations	—	(65,410)
Realized loss (gain) on available-for-sale securities, net	19	(122)
Gain on exercise of common stock warrants	(15,602)	—
Deferred income taxes	1,498	(3,348)
(Gain) loss on disposal of fixed assets	(2)	510
Excess tax benefits from exercised stock options and restricted stock awards	(18,214)	(16,665)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	39,651	(23,530)
Prepaid expenses and other assets	2,662	(12,102)
Income taxes	44,716	45,369
Accounts payable and accrued liabilities	(1,175)	(2,164)
Fees received in advance	(30,772)	26,651
Pension and postretirement benefits	(10,552)	(9,763)
Other liabilities	2,148	(522)
Net cash provided by operating activities	520,044	378,635
Cash flows from investing activities:
Acquisitions, net of cash acquired of $35,398 and $0, respectively	(2,811,759)	(4,001)
Purchase of non-controlling interest in non-public companies	(101)	(5,000)
Sale of non-controlling equity investments in non-public companies	101	—
Proceeds from sale of discontinued operations	—	151,170
Escrow funding associated with acquisition	(78,694)	—
Proceeds from the settlement of derivative instruments	85,187	—
Capital expenditures	(105,765)	(102,992)
Purchases of available-for-sale securities	(54)	(83)
Proceeds from sales and maturities of available-for-sale securities	281	381
Cash received from exercise of common stock warrants	15,602	—
Net cash (used in) provided by investing activities	(2,895,202)	39,475
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	1,243,966	—
Repayment of short-term debt, net	(90,000)	—
Proceeds from issuance of short-term debt with original maturities greater than three months	830,000	—
Repayment of current portion of long-term debt	(170,000)	—
Repayment of long-term debt	(50,000)	—
Payment of debt issuance costs	(23,942)	—
Repurchases of common stock	—	(183,093)
Excess tax benefits from exercised stock options and restricted stock awards	18,214	16,665
Proceeds from stock options exercised	31,283	20,855
Proceeds from issuance of stock as part of a public offering	720,848	—
Net share settlement of restricted stock awards	(2,350)	(1,613)
Other financing activities, net	(4,784)	(4,448)
Net cash provided by (used in) financing activities	2,503,235	(151,634)
Effect of exchange rate changes	1,389	213
Increase in cash and cash equivalents	129,466	266,689
Cash and cash equivalents, beginning of period	39,359	165,801
Cash and cash equivalents, end of period	$168,825	$432,490
Supplemental disclosures:
Taxes paid	$111,867	$140,462
Interest paid	$56,583	$50,567
Noncash investing and financing activities:
Repurchases of common stock included in accounts payable and accrued liabilities	$—	$4,878
Tenant improvement included in other liabilities	$1,168	$8,856
Capital lease obligations	$1,158	$4,682
Capital expenditures included in accounts payable and accrued liabilities	$605	$1,662

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
On May 19, 2015, the Company acquired Wood Mackenzie Limited (“Wood Mackenzie”) and has consolidated its financial statements into the Company's condensed consolidated financial statements as of that date. The preliminarily estimated fair values of the tangible and intangible assets acquired and liabilities assumed in connection with the purchase of Wood Mackenzie have been recognized in the accompanying condensed consolidated balance sheets at September 30, 2015 based upon their preliminarily estimated fair values at May 19, 2015. The excess of the purchase price over the preliminary fair values of the net tangible and intangible assets was recorded as goodwill. The preliminary fair values recorded were based upon estimates and assumptions used in the Company’s historical valuation methodology. These estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) and may have a significant impact on the consolidated financial statements (See Note 5 for further information).
The condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2015 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("ASU No. 2015-14"). The amendments in this update defer the effective date of ASU No. 2014-09, Revenue from Contracts with Customers ("ASU No. 2015-09"), for all entities by one year. Public business entities will apply the guidance in ASU No. 2015-09 for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating ASU No. 2015-09 and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU No. 2015-15"). ASU No. 2015-15 clarifies that ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. As a results, an entity may present debt issuance costs related to line-of-credit arrangements as an asset instead of as a direct deduction from the carrying amount of the debt. The Company has elected not to early adopt ASU No. 2015-15.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16"). ASU No. 2015-16 requires, for business combinations, that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for reporting periods for which financial statements have not been issued. The Company has elected to early adopt ASU No. 2015-16 on a prospective basis (see Note 5).
3. Investments:
Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
September 30, 2015
Registered investment companies	$3,799	$(169)	$3,630
December 31, 2014
Registered investment companies	$4,045	$(244)	$3,801
In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At September 30, 2015 and December 31, 2014, the carrying value of such securities was $8,487, and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.

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
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 30, 2015
Registered investment companies (1)	$3,630	$3,630	$—
December 31, 2014
Cash equivalents - money-market funds	$3,707	$—	$3,707
Registered investment companies (1)	$3,801	$3,801	$—
______________________
(1) Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The fair value of the long-term debt would be a Level 2 liability if the long-term debt was measured at fair value on the condensed consolidated balance sheets. The following table summarizes the carrying value and estimated fair value of the long-term debt as of September 30, 2015 and December 31, 2014, respectively:

	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt excluding capitalized leases	$2,290,552	$2,356,699	$1,265,848	$1,371,213
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
The preliminary purchase price allocation of the Wood Mackenzie acquisition resulted in the following:

Cash and cash equivalents	$35,398
Accounts receivable	82,786
Current assets	85,592
Fixed assets	66,884
Intangible assets	1,111,951
Goodwill and other	1,983,276
Other assets	2,007
Total assets acquired	3,367,894
Current liabilities	(91,390)
Fees received in advance	(142,457)
Deferred income taxes, net	(201,904)
Other liabilities	(7,116)
Total liabilities assumed	(442,867)
Net assets acquired	2,925,027
Cash acquired	(35,398)
Net cash purchase price	$2,889,629
The preliminary allocations of the purchase price above are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on the consolidated financial statements. During the three months ended September 30, 2015, the Company revised the estimated valuation of intangible assets and preliminary allocation of the purchase price for the Wood Mackenzie acquisition, and recorded a decrease to intangible assets of $182,993, a decrease in deferred tax liabilities of $57,072, an increase in other items of $258, and an increase to goodwill of $126,179. These adjustments have been reflected in the above preliminary allocations of the purchase price. As a result of these adjustments, the Company also recorded a decrease of $8,067 to the amortization of intangible assets that would have impacted the second quarter of 2015. The impact of all adjustments have been reflected in the condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to fixed assets and operating leases, income and non-income taxes, fees received in advance, the valuation of intangible assets acquired, and residual goodwill. The preliminary amounts assigned to intangible assets by type for the Wood Mackenzie acquisition were based upon the Company's valuation model and historical experiences with entities with similar business characteristics. The preliminary amounts are summarized in the table below:

	Weighted Average Useful Life	Total
Database-related	20 years	$496,246
Customer-related	15 years	278,106
Marketing-related	20 years	232,935
Technology-related	7 years	104,664
Total intangible assets		$1,111,951

The goodwill associated with the stock purchase of Wood Mackenzie is not deductible for tax purposes. For the nine months ended September 30, 2015, the Company incurred transaction costs related to this acquisition of $26,617 included within "Selling, general and administrative" expenses and $13,336 included within "Interest expense" in the accompanying consolidated statements of operations.

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of Wood Mackenzie occurred at the beginning of 2014. The pro forma information for the nine months ended September 30, 2015 and 2014 presented below is based on estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had this acquisition been completed at the beginning of 2014. The unaudited pro forma information includes intangible asset amortization charges and incremental borrowing costs as a result of the acquisition, net of related tax, estimated using the Company’s effective tax rate for continuing operations for the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Pro forma revenues	$550,401	$544,993	$1,647,162	$1,562,817
Pro forma income from continuing operations	$131,814	$139,740	$374,868	$321,313
Pro forma basic income from continuing operations per share	$0.78	$0.84	$2.29	$1.93
Pro forma diluted income from continuing operations per share	$0.77	$0.82	$2.24	$1.89

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date. At September 30, 2015 and December 31, 2014, the escrows amounted to $76,263 and $5,583, respectively and have been included in “Other current assets” in the accompanying condensed consolidated balance sheets, respectively.
6. Discontinued Operations:

On March 11, 2014, the Company sold 100 percent of the stock of the Company’s mortgage services business, Interthinx, which was a guarantor subsidiary under the then existing credit facility, in exchange for a purchase price of $151,170 after a working capital adjustment of $3,830. Upon completion of the sale, Interthinx ceased being a guarantor under the then existing credit facility. The Company recognized income from discontinued operations, net of tax, of $29,177 in 2014 upon the finalization of the provision for income taxes. Results of operations for the mortgage services business are reported as a discontinued operation for the three and nine months ended September 30, 2014.

The mortgage services business met the criteria for reporting as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from the discontinued operation for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Revenues from discontinued operations	$—	$11,512
Income from discontinued operations before income taxes (including gain on sale of $65,410)	$—	$54,482
Provision for income taxes (including tax on gain on sale of $27,067)	—	(23,365)
Income from discontinued operations, net of tax	$—	$31,117

7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2014 through September 30, 2015, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2014 (1)	$55,555	$1,151,591	$1,207,146
Current year acquisition	—	1,983,276	1,983,276
Foreign currency translation	—	(70,937)	(70,937)
Goodwill at September 30, 2015 (1)	$55,555	$3,063,930	$3,119,485
______________________

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to December 31, 2013.
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

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
September 30, 2015
Technology-based	8 years	$400,383	$(212,402)	$187,981
Marketing-related	16 years	295,939	(62,719)	233,220
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	665,570	(140,626)	524,944
Database-related	20 years	478,162	(8,741)	469,421
Total intangible assets		$1,846,609	$(431,043)	$1,415,566
December 31, 2014
Technology-based	8 years	$299,705	$(195,698)	$104,007
Marketing-related	5 years	71,504	(54,745)	16,759
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	399,011	(113,301)	285,710
Total intangible assets		$776,775	$(370,299)	$406,476
Amortization expense related to intangible assets for the three months ended September 30, 2015 and 2014 was $18,543 and $14,187, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2015 and 2014 was $61,496 and $42,620, respectively. Estimated amortization expense for the remainder of 2015 and the years through 2020 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2015	$33,337
2016	119,282
2017	118,378
2018	117,632
2019	116,172
2020 and thereafter	910,765
$1,415,566
8. Income Taxes:
The Company’s effective tax rate for the three and nine months ended September 30, 2015 was 31.98% and 28.95%, compared to the effective tax rate for the three and nine months ended September 30, 2014 of 37.22% and 36.98%, respectively. The effective tax rate for the three and nine months ended September 30, 2015 is lower than the September 30, 2014 effective tax rate primarily due to tax benefits related to the Wood Mackenzie acquisition. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes, tax benefits related to the Wood Mackenzie acquisition, and nondeductible share appreciation from the ISO 401(k) Savings and Employee Stock Ownership Plan (“KSOP”).
9. Debt:
The following table presents short-term and long-term debt by issuance as of September 30, 2015 and December 31, 2014:

	Issuance Date	Maturity Date	2015	2014
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$900,000	$160,000
Prudential shelf notes:
5.84% Series H shelf notes	10/26/2007	10/26/2015	—	17,500
6.28% Series I shelf notes	4/29/2008	4/29/2015	—	85,000
New York Life shelf notes:
5.87% Series A shelf notes	10/26/2007	10/26/2015	—	17,500
6.35% Series B shelf notes	4/29/2008	4/29/2015	—	50,000
Capital lease obligations	Various	Various	5,473	6,058
Short-term debt and current portion of long-term debt			905,473	336,058
Long-term debt:
Senior notes:
4.000% senior notes, less unamortized discount of $4,652 and $0, respectively	5/15/2015	6/15/2025	895,348	—
5.500% senior notes, less unamortized discount of $1,185 and $0, respectively	5/15/2015	6/15/2045	348,815	—
4.125% senior notes, less unamortized discount of $1,929 and $2,137, respectively	9/12/2012	9/12/2022	348,071	347,863
4.875% senior notes, less unamortized discount of $1,107 and $1,361, respectively	12/8/2011	1/15/2019	248,893	248,639
5.800% senior notes, less unamortized discount of $575 and $654, respectively	4/6/2011	5/1/2021	449,425	449,346
Prudential shelf notes:
6.85% Series J shelf notes	6/15/2009	6/15/2016	—	50,000
Capital lease obligations	Various	Various	2,340	5,026
Long-term debt			2,292,892	1,100,874
Total debt			$3,198,365	$1,436,932
On May 15, 2015, the Company completed an issuance of senior notes in the aggregate principal amount of $900,000 and

$350,000 due on June 15, 2025 and June 15, 2045, respectively, that accrue interest at a rate of 4.000% and 5.500%, respectively. Interest is payable semi-annually on both series of senior notes on June 15th and December 15th of each year, beginning on December 15, 2015. The senior notes were issued at a discount of $4,833 and $1,201, respectively, and the Company incurred debt issuance costs on the senior notes of $7,560 and $4,138, respectively. The discount and debt issuance costs were recorded in "Long-term debt" and "Other assets," respectively, in the accompanying condensed consolidated balance sheets and these costs will be amortized to "Interest expense" in the accompanying condensed consolidated statements of operations over the life of the respective senior note. The net proceeds from the issuance of these notes was utilized to partially fund the acquisition of Wood Mackenzie. The indenture governing the senior notes restricts the Company's ability to, among other things, create certain liens, enter into sales/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of the Company's assets, or merge with or into, any other person or entity. As of September 30, 2015 and December 31, 2014, the Company had senior notes with an aggregate principal amount of $2,300,000 and $1,050,000 outstanding, respectively, and was in compliance with their debt covenants.
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
The new Credit Facility has replaced the previously existing $990,000 Syndicated Revolving Credit Facility (the "old Credit Facility"). The new Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between the Company and its subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, the Company have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that it maintains, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.75 to 1.0, which ratio steps down to 3.5 to 1.0 at the end of the fourth fiscal quarter ending after the consummation of the acquisition of Wood Mackenzie. The Company was in compliance with all debt covenants under the new Credit Facility as of September 30, 2015. Interest on borrowings under the new Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and will range from 12.5 to 25 basis points based upon the consolidated funded debt leverage ratio. As of September 30, 2015 and December 31, 2014, the Company had outstanding borrowings under the new Credit Facility and old Credit Facility of $900,000 and $160,000, respectively. On October 19, 2015, the Company repaid $70,000 of its revolver borrowings that were outstanding as of September 30, 2015.
As of September 30, 2015, the Company no longer has any outstanding private placement debt. On April 29, 2015, the Company repaid $85,000 and $50,000 of private placement debt with Prudential Capital Group and New York Life, respectively, that came due utilizing $55,000 from cash from on hand and $80,000 from borrowings under the Credit Facility. On May 14, 2015, the Company prepaid the remaining private placement debt with New York Life of $17,500, which had been due on October 26, 2015, and $17,500 and $50,000 of remaining private placement debt with Prudential, which was due on October 26, 2015, and June 15, 2016, respectively. To prepay this debt, the Company utilized $25,000 of cash on hand and borrowings from its Credit Facility of $60,000. The make-whole costs for the prepayment of this debt was $4,786 and was recorded to "Interest expense" in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2015.
On March 10, 2015, in connection with the Company's agreement to acquire Wood Mackenzie, the Company entered into a commitment letter for a $2,300,000 364-day bridge financing arrangement with Bank of America N.A. and Morgan Stanley Bank N.A. acting as joint lead arrangers. This financing arrangement was only to be utilized in the event the Company did not complete the debt and equity offerings relating to its acquisition of Wood Mackenzie by a certain date, and was terminated upon the closing of the acquisition. See Note 5. The Company paid fees associated with this financing arrangement of $9,100. Due to the completion of the debt and equity offerings, this arrangement was terminated and the full $9,100 of fees were recorded to "Interest expense" in the accompanying condensed consolidated statements of operations during the nine months ended September

30, 2015.
10. Stockholders’ Equity:
The Company has 1,200,000,000 shares of authorized common stock. The common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the board of directors.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of September 30, 2015.

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

Share Repurchase Program

Since the introduction of the Repurchase Program as a feature of the Company's capital management strategies in 2010, the Company has authorized repurchases of up to $2,000,000 of its common stock and has repurchased shares with an aggregate value of $1,810,193. The Company did not repurchase any shares during the nine months ended September 30, 2015. As of September 30, 2015, the Company had $189,807 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.
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

Treasury Stock

As of September 30, 2015, the Company’s treasury stock consisted of 374,899,035 shares of common stock. During the nine months ended September 30, 2015, the Company reissued 11,999,797 shares of common stock from the treasury shares at a weighted average price of $6.58 per share.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator used in basic and diluted EPS:
Income from continuing operations	$131,814	$99,015	$393,820	$271,555
Income from discontinued operations, net of tax of $0 and $23,365, for the three and nine months ended September 30, 2014, respectively (Note 6)	—	—	—	31,117
Net income	$131,814	$99,015	$393,820	$302,672
Denominator:
Weighted average number of common shares used in basic EPS	168,739,437	166,187,540	163,656,387	166,504,384
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,431,900	3,334,908	3,423,163	3,311,483
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	172,171,337	169,522,448	167,079,550	169,815,867
The potential shares of common stock that were excluded from diluted EPS were 1,596,280 and 1,857,450 for the three months ended September 30, 2015 and 2014 and 1,127,414 and 1,574,984 for the nine months ended September 30, 2015 and 2014, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of September 30, 2015 and December 31, 2014:

	2015	2014
Foreign currency translation adjustment	$(103,358)	$(3,086)
Unrealized holding losses on available-for-sale securities, net of tax	(63)	(110)
Pension and postretirement adjustment, net of tax	(75,996)	(77,318)
Accumulated other comprehensive losses	$(179,417)	$(80,514)
The before tax and after tax amounts of other comprehensive income for the three and nine months ended September 30, 2015 and 2014 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
For the Three Months Ended September 30, 2015
Foreign currency translation adjustment	$(95,843)	$—	$(95,843)
Unrealized holding loss on available-for-sale securities before reclassifications	(2)	1	(1)
Amount reclassified from accumulated other comprehensive losses (1)	(34)	13	(21)
Unrealized holding loss on available-for-sale securities	(36)	14	(22)
Pension and postretirement adjustment before reclassifications	1,574	(767)	807
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(787)	301	(486)
Pension and postretirement adjustment	787	(466)	321
Total other comprehensive loss	$(95,092)	$(452)	$(95,544)
For the Three Months Ended September 30, 2014
Foreign currency translation adjustment	$(547)	$—	$(547)
Unrealized holding loss on available-for-sale securities before reclassifications	(72)	28	(44)
Amount reclassified from accumulated other comprehensive losses (1)	7	(3)	4
Unrealized holding loss on available-for-sale securities	(65)	25	(40)
Pension and postretirement adjustment before reclassifications	606	(315)	291
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(303)	115	(188)
Pension and postretirement adjustment	303	(200)	103
Total other comprehensive loss	$(309)	$(175)	$(484)

	Before Tax	Tax Benefit (Expense)	After Tax
For the Nine Months Ended September 30, 2015
Foreign currency translation adjustment	$(100,272)	$—	$(100,272)
Unrealized holding gain on available-for-sale securities before reclassifications	94	(35)	59
Amount reclassified from accumulated other comprehensive losses (1)	(19)	7	(12)
Unrealized holding gain on available-for-sale securities	75	(28)	47
Pension and postretirement adjustment before reclassifications	4,862	(2,039)	2,823
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(2,431)	930	(1,501)
Pension and postretirement adjustment	2,431	(1,109)	1,322
Total other comprehensive loss	$(97,766)	$(1,137)	$(98,903)
For the Nine Months Ended September 30, 2014
Foreign currency translation adjustment	$213	$—	$213
Unrealized holding loss on available-for-sale securities before reclassifications	(127)	49	(78)
Amount reclassified from accumulated other comprehensive losses (1)	122	(47)	75
Unrealized holding loss on available-for-sale securities	(5)	2	(3)
Pension and postretirement adjustment before reclassifications	1,700	(759)	941
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(850)	326	(524)
Pension and postretirement adjustment	850	(433)	417
Total other comprehensive income	$1,058	$(431)	$627

____________________

(1)	This accumulated other comprehensive loss component, before tax, is included under “Investment income and others, net” in the accompanying condensed consolidated statements of operations.

(2)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12 Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
All of the Company’s outstanding stock options and restricted stock awards are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of September 30, 2015, there were 10,131,411 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the nine months ended September 30, 2015 and 2014 was $31,283 and $20,855, respectively.
The Company has granted equity awards to key employees and directors of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a 10-year contractual term. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. The Company recognizes the expense of the equity awards ratably over the vesting period. A summary of the equity awards granted during the nine months ended September 30, 2015 is presented below.

Grant Date	Service Vesting Period	Stock Options	Restricted Stock	Common Stock
April 1, 2015	Four-year graded vesting	1,177,191	211,756	—
April 1, 2015	Not applicable	—	—	840
May 19, 2015	Immediate vesting on grant date	255,473	52,960	—
May 19, 2015	Four-year graded vesting	225,363	42,064	—
May 19, 2015	Four-year cliff vesting	127,931	28,445	—
July 1, 2015	Immediate vesting on grant date	27,047	1,131	—
July 1, 2015	One-year cliff vesting	51,876	9,988	—
July 1, 2015	Not applicable	—	—	3,873
July 1, 2015	Four-year graded vesting	2,244	418	—
July 8, 2015	Four-year graded vesting	3,778	692	—
July 13, 2015	Four-year graded vesting	1,304	244	—
August 3, 2015	Four-year graded vesting	927	173	—
August 10, 2015	Four-year graded vesting	1,776	335	—
August 24, 2015	Four-year graded vesting	3,737	691	—
		1,878,647	348,897	4,713
The fair value of the stock options granted for the nine months ended September 30, 2015 and 2014 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2015	2014
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	20.22%	20.53%
Risk-free interest rate	1.51%	1.48%
Expected term in years	4.5	4.4
Dividend yield	—%	—%
Weighted average grant date fair value per stock option	$12.96	$11.86
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

A summary of the stock options outstanding and exercisable as of December 31, 2014 and September 30, 2015 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	9,205,690	$31.11	$303,267
Granted	1,878,647	$72.21
Exercised	(1,201,112)	$26.06	$55,971
Cancelled or expired	(80,638)	$62.27
Outstanding at September 30, 2015	9,802,587	$39.35	$338,821
Exercisable at September 30, 2015	7,068,093	$28.89	$318,170
Exercisable at December 31, 2014	7,159,895	$24.00	$286,728
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk common stock as of the reporting date. In accordance with ASC 718, Stock Compensation ("ASC 718"), excess tax benefit from exercised stock options and restricted stock lapsed is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the nine months ended September 30, 2015 and 2014, the Company recorded excess tax benefits of $18,225 and $11,876, respectively. The Company realized $18,214 and $16,665 of tax benefit within the Company’s quarterly tax payments through September 30, 2015 and 2014, respectively. Stock based compensation expense for the nine months ended September 30, 2015 and 2014 was $25,471 and $16,323, respectively.
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
A summary of the status of the restricted stock awarded under the 2013 Incentive Plan as of December 31, 2014 and September 30, 2015 and changes during the interim period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014	442,310	$56.84
Granted	348,897	$72.23
Vested	(216,651)	$55.15
Forfeited	(16,723)	$61.69
Outstanding at September 30, 2015	557,833	$65.65
As of September 30, 2015, there was $62,918 of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.84 years. As of September 30, 2015, there were 2,734,494 and 557,833 nonvested stock options and restricted stock, respectively, of which 2,311,814 and 476,285 are expected to vest. The total grant date fair value of options vested during the nine months ended September 30, 2015 and 2014 was $14,056 and $9,686, respectively. The total grant date fair value of restricted stock vested during the nine months ended September 30, 2015 and 2014 was $13,536 and $7,213, respectively.
The Company’s employee stock purchase plan (“ESPP”) offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the nine months ended September 30, 2015 and 2014, the Company issued 18,171 and 21,255 shares of common stock at a weighted discounted price of $69.14 and $57.22 for the ESPP, respectively.
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

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$4,533	$4,754	$122	$119
Expected return on plan assets	(8,608)	(8,486)	(137)	(189)
Amortization of prior service credit	—	—	(35)	(37)
Amortization of net actuarial loss	714	304	108	36
Net periodic (benefit) cost	$(3,361)	$(3,428)	$58	$(71)
Employer contributions, net	$306	$744	$(188)	$(543)

	For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$13,577	$14,305	$390	$445
Expected return on plan assets	(25,824)	(25,457)	(422)	(589)
Amortization of prior service credit	—	—	(110)	(110)
Amortization of net actuarial loss	2,121	572	420	388
Net periodic (benefit) cost	$(10,126)	$(10,580)	$278	$134
Employer contributions, net	$801	$1,011	$(97)	$(1,695)
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
On March 11, 2014, the Company sold its mortgage services business, Interthinx, which was part of the Decision Analytics segment. Results of operations for the mortgage services business are reported as a discontinued operation for the three and nine months ended September 30, 2014. Refer to Note 6 for more information.

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
The two aforementioned operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 5.0% or more of the Company’s consolidated revenues for the three and nine months ended September 30, 2015 or 2014.
The following table provides the Company’s revenue and EBITDA by reportable segment for the three and nine months ended September 30, 2015 and 2014, and the reconciliation of EBITDA to operating income as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2015			September 30, 2014
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$378,674	$171,727	$550,401	$287,211	$161,454	$448,665
Expenses:
Cost of revenues (exclusive of items shown separately below)	(161,915)	(48,252)	(210,167)	(130,059)	(50,814)	(180,873)
Selling, general and administrative	(58,054)	(21,256)	(79,310)	(38,605)	(17,559)	(56,164)
Investment income and others, net	17,928	(16)	17,912	—	(285)	(285)
EBITDA	176,633	102,203	278,836	118,547	92,796	211,343
Depreciation and amortization of fixed assets	(26,764)	(6,737)	(33,501)	(16,386)	(5,565)	(21,951)
Amortization of intangible assets	(18,455)	(88)	(18,543)	(14,098)	(89)	(14,187)
Less: Investment income and others, net	(17,928)	16	(17,912)	—	285	285
Operating income	$113,486	$95,394	208,880	$88,063	$87,427	175,490
Investment income and others, net			17,912			(285)
Interest expense			(33,003)			(17,498)
Income before income taxes			$193,789			$157,707

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$993,049	$514,399	$1,507,448	$796,143	$485,719	$1,281,862
Expenses:
Cost of revenues (exclusive of items shown separately below)	(439,941)	(149,638)	(589,579)	(369,841)	(153,175)	(523,016)
Selling, general and administrative	(168,689)	(60,219)	(228,908)	(115,281)	(55,091)	(170,372)
Investment income and others, net	16,981	172	17,153	—	(76)	(76)
EBITDA from discontinued operations (including the gain on sale in 2014)	—	—	—	55,588	—	55,588
Gain on derivative instruments	85,187	—	85,187	—	—	—
EBITDA	486,587	304,714	791,301	366,609	277,377	643,986
Depreciation and amortization of fixed assets	(67,521)	(19,050)	(86,571)	(47,515)	(14,940)	(62,455)
Amortization of intangible assets	(61,231)	(265)	(61,496)	(42,354)	(266)	(42,620)
Less: Investment income and others, net	(16,981)	(172)	(17,153)	—	76	76
EBITDA from discontinued operations (including the gain on sale in 2014)	—	—	—	(55,588)	—	(55,588)
Gain on derivative instruments	(85,187)	—	(85,187)	—	—	—
Operating income	$255,667	$285,227	540,894	$221,152	$262,247	483,399
Investment income and others, net			17,153			(76)
Gain on derivative instruments			85,187			—
Interest expense			(88,927)			(52,396)
Income before income taxes			$554,307			$430,927

Operating segment revenue by type of service is provided below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Decision Analytics:
Insurance	$162,372	$149,496	$481,381	$443,757
Financial services	27,104	25,258	88,654	68,111
Healthcare	79,993	91,900	224,148	220,888
Energy and specialized markets	109,205	20,557	198,866	63,387
Total Decision Analytics	378,674	287,211	993,049	796,143
Risk Assessment:
Industry-standard insurance programs	131,093	122,830	392,465	369,841
Property-specific rating and underwriting information	40,634	38,624	121,934	115,878
Total Risk Assessment	171,727	161,454	514,399	485,719
Total revenues	$550,401	$448,665	$1,507,448	$1,281,862

Long-lived assets by country are provided below:

	September 30, 2015	December 31, 2014
Long-lived assets:
U.S.	$2,186,223	$1,893,660
U.K.	2,803,522	37,219
Other countries	11,590	29,968
Total long-lived assets	$5,001,335	$1,960,847
14. Related Parties:
The Company considers its stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of September 30, 2015 and December 31, 2014, the Company had no transactions with related parties owning more than 5.0% of its common stock, except for transactions with the KSOP as disclosed in Note 16 Compensation Plans of the Company's consolidated financial statements included in the 2014 Form 10-K filing.
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
Intellicorp Records, Inc. Litigation
On September 9, 2015, the Company was served with a nationwide putative class action complaint filed in the Court of Common Pleas, Cuyahoga County in Ohio naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp.”)   The complaint titled Sherri Legrand v. Intellicorp Records, Inc. and The Cato Corporation et al. claims violations of the Fair Credit Reporting Act and alleges two putative class claims, namely (i) a  section 1681k(a)  claim on behalf of all individuals  who were the subjects of  consumer reports furnished  by Intellicorp which contained  public record  information in the “Government Sanctions” section of the report and who did not receive notice pursuant to  section 1681k(a) for two years predating the filing of the Complaint and continuing through the date the class list is prepared, and (ii) a section 1681e(b) claim  on behalf of all individuals  who were the subjects of  consumer reports furnished  by Intellicorp which contained  public record  information in the “Government Sanctions” section of the report where the address or social security number of the subject of the report do not match the social security number or address contained in the government database in the two years predating the filing of the complaint and continuing through the date the class list is prepared. Count I of the  class complaint alleges that defendant Cato violated the

FCRA by procuring  consumer reports on the plaintiff and other class members without making the stand-alone disclosure required by FCRA section 1681b(b)(2)(A)(i). Counts II and III allege that Intellicorp violated the FCRA section 1681e (b) by failing to follow reasonable procedures to assure maximum accuracy of the adverse information included in its consumer reports and FCRA section 1681k (a) by failing to maintain strict procedures to assure that the public record information reported which was likely to have an adverse effect on the consumer was complete and up to date, respectively. The complaint seeks statutory damages for the classes in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, costs and attorney’s fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleges that the Company’s Roof InSight, Property InSight and Aerial Sketch products infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 436, 840, 152, 880, 770, 732 and 454 (collectively the “Patents-in-Suit.”) The complaint seeks an entry of judgment by the Court that Xactware and Verisk have and continue to directly infringe and/or indirectly infringe, by way of inducement the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees.
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
Mariah Re Litigation
On July 8, 2013, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Mariah Re LTD. v. American Family Mutual Insurance Company ("American Family"), ISO Services, Inc. and AIR Worldwide Corporation, which was amended by the plaintiff on October 18, 2013 (the “Amended Complaint”). Plaintiff Mariah is a special purpose vehicle established to provide reinsurance to defendant American Family Insurance. Mariah entered into contracts with the Company's ISO Services, Inc. and AIR Worldwide Corporation subsidiaries, pursuant to which, among other things, Mariah (i) licensed the right to utilize information published in Catastrophe Bulletins issued by the Property Claims Services division of ISO Services, Inc. and (ii) engaged AIR Worldwide Corporation as Calculation Agent to compute certain reinsured losses. The Amended Complaint alleges the following causes of action: (1) breach of contract against ISO Services, Inc, AIR Worldwide Corporation, and American Family; (2) unjust enrichment against American Family; (3) conversion against American Family; (4) tortious interference with contract against American Family; (5) declaratory judgment against all defendants and (6) specific performance against all defendants. The Amended Complaint seeks declaratory relief, specific performance, restitution, monetary damages and attorneys’ fees. On November 20, 2013, the three defendants filed motions to dismiss the Amended Complaint. On September 30, 2014, the District Court granted defendants’ motions and dismissed the Amended Complaint in its entirety, with prejudice. Mariah filed a Notice of Appeal on October 28, 2014. The United States Court of Appeals for the Second Circuit affirmed the District Court’s dismissal of the Amended Complaint on June 30, 2015. The time for Mariah to appeal this decision has expired.
MediConnect Global, Inc. Litigation
On October 11, 2013, the Company was served with a summons and complaint in an action titled Naveen Trehan v. MediConnect Global, Inc., Amy Anderson and Verisk Health, Inc. filed on October 9, 2013 in the United States District Court for the District of Utah. The complaint, brought by a former minority shareholder of the Company’s subsidiary, MediConnect Global,

Inc., arises from MediConnect’s buyout of Naveen Trehan and his family members’ shares on October 15, 2010. Plaintiff claims that the sale of the shares was based on MediConnect’s representations concerning third parties that had expressed interest in an acquisition, merger or investment in MediConnect at that time. Plaintiff claims that MediConnect did not disclose the Company, which purchased MediConnect on March 23, 2012, as a possible suitor. The complaint alleges four causes of action: (1) breach of fiduciary duty against MediConnect and Amy Anderson for failure to disclose the Company's interest in acquiring, merging with or investing in MediConnect prior to the buyout of his shares; (2) fraud against  Amy Anderson and MediConnect for intentionally providing false information to plaintiff with the purpose of inducing him to agree to sell his shares at an artificially low price; (3) negligent misrepresentation against Amy Anderson and MediConnect for their negligent failure to discover and disclose the Company's interest in acquiring MediConnect prior to the buyout of plaintiff’s shares and (4) a violation of SEC Rule 10b-5 against Amy Anderson and MediConnect for defrauding plaintiff and failing to disclose material information in connection with the sale of securities.  The complaint seeks joint and several recoveries from Amy Anderson and MediConnect for compensatory damages, punitive damages, and disgorgement of all profits earned through the investment of plaintiff’s funds, attorneys’ fees, interest and an order from the court that plaintiff’s funds be held in a constructive trust.The Court orally granted defendants’ summary judgment motion dismissing all claims on August 24, 2015, and we are awaiting receipt of the Court’s final written Order.
Insurance Services Office, Inc. Litigation
In October 2013, the Company was served with a summons and complaint filed in the United States District Court for the Southern District of New York in an action titled Laurence J. Skelly and Ellen Burke v. Insurance Services Office, Inc. and the Pension Plan for Insurance Organizations. The plaintiffs, former employees of the Company's subsidiary Insurance Services Office, Inc. ("ISO"), bring the action on their own behalf as participants in the Pension Plan for Insurance Organizations and on the behalf of similarly situated participants of the pension plan and ask the court to declare that a certain amendment to the pension plan as of December 31, 2001, which terminated their right to calculate and define the value of their retirement benefit under the pension plan based on their compensation levels as of immediately prior to their “retirement” (the “Unlawful Amendment”), violated the anti-cutback provisions and equitable principles of ERISA. The First Amended Class Action Complaint (the “Amended Complaint”) alleges that (1) the Unlawful Amendment of the pension plan violated Section 502(a)(1)(B) of ERISA as well as the anti-cutback rules of ERISA Section 204(g) and Section 411(d)(6) of the Internal Revenue Code; (2) ISO’s failure to provide an ERISA 204(h) notice in a manner calculated to be understood by the average pension plan participant was a violation of Sections 204(h) and 102(a) of ERISA; and (3) the Living Pension Right was a contract right under ERISA common law and that by terminating that right through the Unlawful Amendment ISO violated plaintiffs’ common law contract rights under ERISA. The Amended Complaint seeks declaratory, equitable and injunctive relief enjoining the enforcement of the Unlawful Amendment and ordering the pension plan and ISO retroactive to the date of the Unlawful Amendment to recalculate the accrued benefits of all class members, indemnification from ISO to the pension plan for costs and contribution requirements related to voiding the Unlawful Amendment, bonuses to the class representatives, costs and attorney’s fees. On September 12, 2014, the District Court granted ISO’s motion to dismiss the Amended Complaint finding that ISO provided ample, clear and sufficient notice of the 2002 Amendment to the Plan and that plaintiffs’ claims were time barred. Plaintiffs filed their Notice of Appeal on October 14, 2014. The United States Court of Appeals for the Second Circuit affirmed the District Court's dismissal of the Amended Complaint on April 27, 2015 and denied the Appellants’ Petition for a Re-Hearing on June 16, 2015. The time for Appellants to has appeal this decision has expired.
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

16. Subsequent Events:
In October 2015, the Company announced its plan to explore strategic alternatives for the Healthcare business within the Decision Analytics operating segment.  There is no assurance that the exploration of strategic alternatives will result in any transaction.

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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 34.1% and 37.9% of our revenues for the nine months ended September 30, 2015 and 2014, respectively. Our Decision Analytics segment provides solutions to our customers within four vertical market-related groupings of insurance, financial services, healthcare, and energy and specialized markets. Our Decision Analytics segment revenues represented approximately 65.9% and 62.1% of our revenues for the nine months ended September 30, 2015 and 2014, respectively.
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
Approximately 89.9% and 89.5% of the revenues in our Risk Assessment segment for the nine months ended September 30, 2015 and 2014, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 66.6% and 63.0% of the revenues in our Decision Analytics segment, for the nine months ended September 30, 2015 and 2014, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, healthcare, financial services, and energy and specialized markets verticals.
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers' compensation claim with information in our databases. We also have the majority of solutions in our healthcare category paid for on a transactional basis. These transactions, largely in the second half of our fiscal year, are primarily related to Medicare Advantage reviews based on volumes from and determined by our customers. For the nine months ended September 30, 2015 and 2014, approximately 25.4% and 27.0%, respectively, of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 58.9% and 57.5% of our total expenses for the nine months ended September 30, 2015 and 2014, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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
Acquisition

On May 19, 2015, we acquired 100% of the stock of Wood Mackenzie Limited (“Wood Mackenzie”) for a net cash purchase price of approximately $2,890.0 million, which we financed through a combination of a debt offering, an equity offering, borrowings under our new Credit Facility, and cash on hand. Due to the fact that a portion of the purchase price was funded in pounds sterling and the reminder in U.S. dollars, we entered into a foreign currency hedging instrument to purchase pounds sterling. We recorded a gain within "Gain on derivative instruments" in the accompanying consolidated statements of operations and received proceeds on the hedge of $85.2 million. These proceeds were utilized to partially fund the acquisition of Wood Mackenzie. Wood Mackenzie is a global provider of data analytics and commercial intelligence for the energy, chemicals, metals and mining verticals. This acquisition advances our strategy to expand internationally and positions us in the global energy market. We have included Wood Mackenzie in the energy and specialized vertical, formerly named specialized markets, of the Decision Analytics segment. See Note 5 of our condensed consolidated financial statements included in this Form 10-Q for further information.

Discontinued Operations

On March 11, 2014, we sold our mortgage services business, Interthinx. Results of operations for the mortgage services business are reported as a discontinued operation for the nine months ended September 30, 2014. See Note 6 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2015	2014		2015	2014
	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Decision Analytics revenues	$378,674	$287,211	31.8%	$993,049	$796,143	24.7%
Risk Assessment revenues	171,727	161,454	6.4%	514,399	485,719	5.9%
Revenues	550,401	448,665	22.7%	1,507,448	1,281,862	17.6%
Expenses:
Cost of revenues (exclusive of items shown separately below)	210,167	180,873	16.2%	589,579	523,016	12.7%
Selling, general and administrative	79,310	56,164	41.2%	228,908	170,372	34.4%
Depreciation and amortization of fixed assets	33,501	21,951	52.6%	86,571	62,455	38.6%
Amortization of intangible assets	18,543	14,187	30.7%	61,496	42,620	44.3%
Total expenses	341,521	273,175	25.0%	966,554	798,463	21.1%
Operating income	208,880	175,490	19.0%	540,894	483,399	11.9%
Other income (expense):
Investment income and others	17,912	(285)	6,391.2%	17,153	(76)	22,667.0%
Gain on derivative instruments	—	—	—%	85,187	—	100.0%
Interest expense	(33,003)	(17,498)	88.6%	(88,927)	(52,396)	69.7%
Total other expense, net	(15,091)	(17,783)	(15.1)%	13,413	(52,472)	(125.6)%
Income before income taxes	193,789	157,707	22.9%	554,307	430,927	28.6%
Provision for income taxes	(61,975)	(58,692)	5.6%	(160,487)	(159,372)	0.7%
Income from continuing operations	131,814	99,015	33.1%	393,820	271,555	45.0%
Income from discontinued operations, net of tax (2)	—	—	—%	—	31,117	(100.0)%
Net Income	$131,814	$99,015	33.1%	$393,820	$302,672	30.1%
Basic net income per share:
Income from continuing operations	$0.78	$0.60	30.0%	$2.41	$1.63	47.9%
Income from discontinued operations	—	—	—%	—	0.19	(100.0)%
Basic net income per share	$0.78	$0.60	30.0%	$2.41	$1.82	32.4%
Diluted net income per share:
Income from continuing operations	$0.77	$0.58	32.8%	$2.36	$1.60	47.5%
Income from discontinued operations	—	—	—%	—	0.18	(100.0)%
Diluted net income per share	$0.77	$0.58	32.8%	$2.36	$1.78	32.6%
Weighted average shares outstanding:
Basic	168,739,437	166,187,540	1.5%	163,656,387	166,504,384	(1.7)%
Diluted	172,171,337	169,522,448	1.6%	167,079,550	169,815,867	(1.6)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Decision Analytics EBITDA	$176,633	$118,547	49.0%	$486,587	$366,609	32.7%
Risk Assessment EBITDA	102,203	92,796	10.1%	304,714	277,377	9.9%
EBITDA	$278,836	$211,343	31.9%	$791,301	$643,986	22.9%
The following is a reconciliation of net income to EBITDA:
Net income	$131,814	$99,015	33.1%	$393,820	$302,672	30.1%
Depreciation and amortization of fixed assets and intangible assets from continuing operations	52,044	36,138	44.0%	148,067	105,075	40.9%
Interest expense from continuing operations	33,003	17,498	88.6%	88,927	52,396	69.7%
Provision for income taxes from continuing operations	61,975	58,692	5.6%	160,487	159,372	0.7%
Depreciation, amortization, interest and provision for income taxes from discontinued operations	—	—	—%	—	24,471	(100.0)%
EBITDA	$278,836	$211,343	31.9%	$791,301	$643,986	22.9%

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
Consolidated Results of Continuing Operations
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenues
Revenues were $1,507.4 million for the nine months ended September 30, 2015 compared to $1,281.9 million for the nine months ended September 30, 2014, an increase of $225.5 million or 17.6%. Excluding Maplecroft and Wood Mackenzie, our recent acquisitions' revenues of $132.1 million, which are both reported within our Decision Analytics segment, our consolidated revenue growth increased $93.4 million or 7.3%. Revenues within our Decision Analytics segment, excluding our recent acquisitions, increased by $64.7 million or 8.1% and revenues in our Risk Assessment segment increased by $28.7 million or 5.9%. Revenue growth within Decision Analytics, excluding recent acquisitions, was primarily driven by increases in our insurance, financial services and healthcare revenue categories. Within Risk Assessment, both industry-standard insurance programs and property-specific rating and underwriting information contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $589.6 million for the nine months ended September 30, 2015 compared to $523.0 million for the nine months ended September 30, 2014, an increase of $66.6 million or 12.7%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $54.5 million in cost of revenues of which $6.0 million were non-recurring equity compensation associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $12.1 million or 2.3%. The increase was primarily due to increases in salaries and employee benefits of $16.5 million, rent expense of $3.0 million, travel expense of $1.1 million, information technology expense of $0.3 million, and other operating costs of $1.1 million. These increases were offset by a decrease in data costs and data processing fees of $9.9 million (mostly related to our Decision Analytics segment).
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $228.9 million for the nine months ended September 30, 2015 compared to $170.4 million for the nine months ended September 30, 2014, an increase of $58.5 million or 34.4%. Our recent acquisitions within the Decision Analytics segment accounted for an increase of $56.5 million in SGA, of which $20.7 million were non-recurring transaction costs associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA increased $2.0 million or 1.2%. The increase was primarily due to increases in salaries and employee benefits of $2.5 million and other general expenses of $1.0 million. These increases were offset by a decrease in professional consulting costs of $1.5 million.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $86.6 million for the nine months ended September 30, 2015 compared to $62.5 million for the nine months ended September 30, 2014, an increase of $24.1 million or 38.6%. The increase in depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware and related equipment, and depreciation and amortization related to our recent acquisitions of $6.1 million.
Amortization of Intangible Assets
Amortization of intangible assets was $61.5 million for the nine months ended September 30, 2015 compared to $42.6 million for the nine months ended September 30, 2014, an increase of $18.9 million or 44.3%. The increase of $23.0 million was primarily related to our recent acquisitions of Maplecroft and Wood Mackenzie, offset by intangible assets that have been fully amortized of $4.1 million.
Investment Income and Others, net
Investment income and others, net was a gain of $17.1 million for the nine months ended September 30, 2015 as compared to a loss of $0.1 million for the nine months ended September 30, 2014. The increase of $17.2 million was primarily related to a gain of $15.6 million in connection with the exercise and payout of common stock warrants held by us in Eagleview Technology Corporation, or EVT. The remaining increase was mostly attributable by net gain on foreign currencies.
Gain on derivative instruments
Gain on derivative instruments was $85.2 million for the nine months ended September 30, 2015 resulting from the execution of a non-recurring foreign currency hedging strategy in connection with the acquisition of Wood Mackenzie within our Decision Analytics segment. There was no gain on derivative instruments for the nine months ended September 30, 2014.
Interest Expense
Interest expense was $88.9 million for the nine months ended September 30, 2015, compared to $52.4 million for the nine months ended September 30, 2014, an increase of $36.5 million or 69.7%. The increase is primarily due to the interest on the additional debt incurred in connection with the acquisition of Wood Mackenzie as well as the bridge financing arrangement.
Provision for Income Taxes
The provision for income taxes was $160.5 million for the nine months ended September 30, 2015 compared to $159.4 million for the nine months ended September 30, 2014, an increase of $1.1 million or 0.7%. The effective tax rate was 29.0% for the nine months ended September 30, 2015 compared to 37.0% for the nine months ended September 30, 2014. The effective rate for the nine months ended September 30, 2015 was lower than the September 30, 2014 effective tax rate primarily due to tax benefits related to the Wood Mackenzie acquisition.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 52.5% for the nine months ended September 30, 2015 compared to 49.8% for the nine months ended September 30, 2014. The non-recurring derivative gain offset by the transaction costs related to the Wood Mackenzie acquisition and the EVT warrant exercise and payout positively impacted our EBITDA margin by 4.9% for the nine months ended September 30, 2015. The discontinued operations representing the gain on sale of our mortgage services business positively impacted our EBITDA margin by 3.9% for the nine months ended September 30, 2014.
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenues
Revenues were $550.4 million for the three months ended September 30, 2015 compared to $448.7 million for the three months ended September 30, 2014, an increase of $101.7 million or 22.7%. Excluding our recent acquisitions, which is reported in our Decision Analytics segment, our consolidated revenue growth increased $14.2 million or 3.2%. Revenues within our Decision Analytics segment, excluding recent acquisitions, increased by $3.9 million or 1.4% and revenues in our Risk Assessment segment increased by $10.3 million or 6.4%. Revenue growth within Decision Analytics was primarily driven by increases in our insurance, financial services and energy and specialized markets revenue categories. This revenue growth was lowered due to changes in our customer contract language in the healthcare revenue category. Within Risk Assessment, both categories industry-standard insurance programs and property-specific rating and underwriting information contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $210.2 million for the three months ended September 30, 2015 compared to $180.8 million for the three months ended September 30, 2014, an increase of $29.4 million or 16.2%. Excluding the impact of our recent acquisitions of $31.6 million, our cost of revenues decreased $2.2 million or 1.3%. The decrease was primarily due to a decrease in data costs and data processing fees of $8.4 million (mostly related to our Decision Analytics segment). This decrease was offset by increases in salaries and employee benefits of $2.7 million, rent expense of $1.6 million, information technology expense of $0.5 million and other operating costs of $1.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $79.3 million for the three months ended September 30, 2015 compared to $56.2 million for the three months ended September 30, 2014, an increase of $23.1 million or 41.2%. Excluding costs of $21.7 million associated with our recent acquisitions, SGA increased $1.4 million or 2.6%. The increase was primarily due to increases in our salaries and employee benefits of $2.2 million and other general expenses of $1.0 million. These increases were offset by a decrease in professional consulting costs of $1.8 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $33.5 million for the three months ended September 30, 2015 compared to $22.0 million for the three months ended September 30, 2014, an increase of $11.5 million or 52.6%. The increase in depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware, and related equipment and depreciation and amortization related to our recent acquisitions of $4.1 million.
Amortization of Intangible Assets
Amortization of intangible assets was $18.5 million for the three months ended September 30, 2015 compared to $14.2 million for the three months ended September 30, 2014, an increase of $4.3 million or 30.7%. The increase of $6.1 million was primarily related to our recent acquisitions of Maplecroft and Wood Mackenzie offset by intangible assets that have been fully amortized of $1.8 million.
Investment Income and Others, net
Investment income and others, net was a gain of $17.9 million for the three months ended September 30, 2015 as compared to a loss of $0.3 million for the three months ended September 30, 2014. The increase of $18.2 million was primarily related to a gain of $15.6 million in connection with the exercise and payout of common stock warrants held by us in EVT. The remaining increase was mostly attributable by net gain on foreign currencies.
Interest Expense
Interest expense was $33.0 million for the three months ended September 30, 2015 compared to $17.5 million for the three months ended September 30, 2014, an increase of $15.5 million or 88.6%. The increase is primarily due to the interest on the additional debt incurred in connection with the acquisition of Wood Mackenzie.
Provision for Income Taxes
The provision for income taxes was $62.0 million for the three months ended September 30, 2015 compared to $58.7 million for the three months ended September 30, 2014, an increase of $3.3 million or 5.6%. The effective tax rate was 32.0% for the three months ended September 30, 2015 compared to 37.2% for the three months ended September 30, 2014. The effective rate for the three months ended September 30, 2015 was lower than the September 30, 2014 effective tax rate primarily due to tax benefits related to the Wood Mackenzie acquisition.
EBITDA Margin
The EBITDA margin for our consolidated results was 50.7% for the three months ended September 30, 2015 compared to 47.1% for the three months ended September 30, 2014. The non-recurring EVT warrant exercise and payout positively impacted our EBITDA margin by 2.8% for the three months ended September 30, 2015.
Results of Continuing Operations by Segment
Decision Analytics

Revenues
Revenues for our Decision Analytics segment were $993.0 million for the nine months ended September 30, 2015 compared to $796.2 million for the nine months ended September 30, 2014, an increase of $196.8 million or 24.7%. Excluding revenue of $132.1 million from our recent acquisitions, Decision Analytics revenue increased by $64.7 million or 8.1%. Our revenue by category for the periods presented is set forth below:

	Nine Months Ended September 30,		Percentage
	2015	2014	Change
	(In thousands)
Insurance	$481,381	$443,757	8.5%
Financial services	88,654	68,111	30.2%
Healthcare	224,148	220,888	1.5%
Energy and specialized markets	198,866	63,387	213.7%
Total Decision Analytics	$993,049	$796,143	24.7%
Our insurance revenue increased $37.6 million or 8.5%, primarily due to increases within our loss quantification solutions, insurance fraud revenue, catastrophe modeling services and underwriting solutions,.
Our financial services revenue increased $20.5 million or 30.2%, primarily due to a media effectiveness project revenue that occurred in the first quarter and the continued demand for our analytic solutions and services.
Our healthcare revenue increased $3.2 million or 1.5%, primarily due to an increase in transactions within our payment accuracy and enterprise analytics solutions. This revenue growth was lowered by changes in our customer contract language related to our revenue & quality intelligence solution. For comparability had the contract language also been in effect in the prior period our revenue growth would have been 9.9%.
Our energy and specialized markets, formerly named specialized markets, revenue increased $135.5 million or 213.7%; excluding Maplecroft and Wood Mackenzie revenues of $132.1 million, our energy and specialized markets revenue increased $3.4 million or 5.3% due to growth in our environmental health and safety services and weather risk solutions.
Revenues for our Decision Analytics segment were $378.6 million for the three months ended September 30, 2015 compared to $287.2 million for the three months ended September 30, 2014, an increase of $91.4 million or 31.8%. Excluding revenue of $87.5 million from our recent acquisitions, Decision Analytics revenue increased by $3.9 million or 1.4%. Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage
	2015	2014	Change
	(In thousands)
Insurance	$162,372	$149,496	8.6%
Financial services	27,104	25,258	7.3%
Healthcare	79,993	91,900	(13.0)%
Energy and specialized markets	109,205	20,557	431.2%
Total Decision Analytics	$378,674	$287,211	31.8%
Our insurance revenue increased $12.9 million or 8.6%, primarily due to increases within our loss quantification solutions, insurance fraud revenue and catastrophe modeling services.
Our financial services revenue increased $1.7 million or 7.3%, primarily due to continued demand for our analytic solutions and services.
Our healthcare revenue decreased $11.9 million or 13.0%, primarily due to changes in our customer contract language related to our revenue & quality intelligence solution. This decrease was offset, in part, by an increase in transactions within our payment accuracy and enterprise analytics solutions. For comparability had the contract language also been in effect in the prior period, our revenue growth would have been (2.0)%.

Our energy and specialized markets revenue, formerly named specialized markets, increased $88.7 million or 431.2%; excluding Maplecroft and Wood Mackenzie revenues of $87.5 million, our energy and specialized markets revenue increased $1.2 million or 5.6% due to growth in our environmental heath and safety services and weather risk solutions.
Cost of Revenues
Cost of revenues for our Decision Analytics segment were $440.0 million for the nine months ended September 30, 2015 compared to $369.8 million for the nine months ended September 30, 2014, an increase of $70.2 million or 19.0%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $54.5 million in cost of revenues of which $6.0 million were non-recurring equity compensation associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues for this segment increased $15.7 million or 4.2%. The increase was primarily due to increases in salaries and employee benefits of $20.2 million, rent expense of $2.7 million, travel expense of $0.7 million, information technology expense of $0.4 million and other operating costs of $2.3 million. These increases were offset by a decrease in data costs and data processing fees of $10.6 million (mostly related to the change in our customer contract within our healthcare vertical).
Cost of revenues for our Decision Analytics segment were $161.9 million for the three months ended September 30, 2015 compared to $129.9 million for the three months ended September 30, 2014, an increase of $32.0 million or 24.5%. Excluding the impact of our recent acquisitions of $31.6 million, our cost of revenues increased $0.4 million or 0.2%. The increase was primarily due to increases in salaries and employee benefits of $4.4 million, rent expense of $1.2 million, information technology expense of $0.8 million and other operating costs of $2.2 million. These increases were offset by a decrease in data costs and data processing fees of $8.2 million (mostly related to the change in our customer contract within our healthcare vertical).
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $168.7 million for the nine months ended September 30, 2015 compared to $115.3 million for the nine months ended September 30, 2014, an increase of $53.4 million or 46.3%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $56.5 million in SGA of which $20.7 million were non-recurring transaction costs associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA decreased $3.1 million or 2.7%. The decrease was primarily due to a decrease in salaries and employee benefits of $1.5 million, professional consulting costs of $1.3 million and other general expenses of $0.3 million.
Selling, general and administrative expenses for our Decision Analytics segment were $58.1 million for the three months ended September 30, 2015 compared to $38.6 million for the three months ended September 30, 2014, an increase of $19.5 million or 50.4%. Excluding costs associated with our recent acquisitions of $21.7 million, SGA decreased $2.2 million or 5.9%. The decrease was primarily due to lower professional consulting costs of $2.6 million which was offset by increases in salaries and employee benefits of $0.1 million and other general expenses of $0.3 million.
     EBITDA Margin
The EBITDA margin for our Decision Analytics segment, including discontinued operations, was 49.0% for the nine months ended September 30, 2015 compared to 45.4% for the nine months ended September 30, 2014. The non-recurring derivative gain offset by the transaction costs related to the Wood Mackenzie acquisition and the EVT warrant exercise positively impacted our EBITDA margin by 7.5% for the nine months ended September 30, 2015. The discontinued operations including the gain on the sale of our mortgage services business positively impacted our EBITDA margin by 6.3% for the nine months ended September 30, 2014.
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $514.4 million for the nine months ended September 30, 2015 compared to $485.7 million for the nine months ended September 30, 2014, an increase of $28.7 million or 5.9%. Revenues for our Risk Assessment segment were $171.8 million for the three months ended September 30, 2015 compared to $161.5 million for the three months ended September 30, 2014, an increase of $10.3 million or 6.4%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs' solutions as well as selling expanded solutions to existing customers.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
Industry-standard insurance programs	$131,093	$122,830	6.7%	$392,465	$369,841	6.1%
Property-specific rating and underwriting information	40,634	38,624	5.2%	121,934	115,878	5.2%
Total Risk Assessment	$171,727	$161,454	6.4%	$514,399	$485,719	5.9%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $149.6 million for the nine months ended September 30, 2015 compared to $153.2 million for the nine months ended September 30, 2014, a decrease of $3.6 million or 2.3%. The decrease was primarily due to salaries and employee benefits costs decrease of $3.7 million related to a slight reduction in headcount and decreases in information technology expense of $0.1 million and other operating costs of $1.2 million. These decreases were offset by increases in data costs and data processing fees of $0.7 million, travel expense of $0.4 million and rent expense of $0.3 million.
Cost of revenues for our Risk Assessment segment was $48.3 million for the three months ended September 30, 2015 compared to $50.9 million for the three months ended September 30, 2014, a decrease of $2.6 million or 5.0%. The decrease was primarily due to salaries and employee benefits costs decrease of $1.7 million related to a slight reduction in headcount and decreases in information technology expense of $0.3 million, data costs and data processing fees of $0.2 million and other operating costs of $0.8 million. These decreases were offset by an increase in rent expense of $0.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $60.2 million for the nine months ended September 30, 2015 compared to $55.1 million for the nine months ended September 30, 2014, an increase of $5.1 million or 9.3%. The increase was primarily due to increases in salaries and employee benefits of $4.0 million and other general expense of $1.3 million. These increases were offset by an decrease in professional consulting costs of $0.2 million.
Selling, general and administrative expenses for our Risk Assessment segment were $21.2 million for the three months ended September 30, 2015 compared to $17.6 million for the three months ended September 30, 2014, an increase of $3.6 million or 21.1%. The increase were primarily due to increases in salaries and employee benefits of $2.1 million, professional consulting costs of $0.8 million and other general expense of $0.7 million.
EBITDA Margin
EBITDA margin for our Risk Assessment segment was 59.2% for the nine months ended September 30, 2015 compared to 57.1% for the nine months ended September 30, 2014. The increase in our EBITDA margin was primarily attributed to operating leverage in the segment as well as cost efficiencies.
Liquidity and Capital Resources
As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents and available-for-sale securities of $172.5 million and $43.2 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $1,750.0 million Syndicated Revolving Credit Facility, or new Credit Facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of revenues for the nine months ended September 30, 2015 and 2014, were 7.0% and 8.0%, respectively. The expected capital expenditures for the year ending December 31, 2015 will be approximately $170.0 million, which we expect to primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2015 and 2014, we repurchased $0 and $184.9 million of our common stock, respectively.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations, of $3,190.6 million and $1,425.8 million at September 30, 2015 and December 31, 2014, respectively. The debt at September 30, 2015 was primarily issued under senior notes in May 2015 and during 2012 and 2011. On May 15, 2015, we completed an issuance of senior notes in the aggregate principal amounts of $900.0 million and $350.0 million due on June 15, 2025 and June 15, 2045, respectively, that accrue interest at a rate of 4.000% and 5.500%, respectively. Interest is payable semi-annually on both series of senior notes on June 15th and December 15th of each year, beginning on December 15, 2015. The senior notes were issued at a discount of $4.8 million and $1.2 million, respectively, and we incurred debt issuance costs on the senior notes of $7.6 million and $4.1 million, respectively. The discount and debt issuance costs were recorded as "Long-term debt" and "Other assets," respectively, in the accompanying condensed consolidated balance sheets, and these costs will be amortized to "Interest expense" in the accompanying condensed consolidated statements of operations in this quarterly report on Form 10-Q over the life of the respective senior note. The net proceeds from the issuance of these notes were utilized to partially fund the acquisition of Wood Mackenzie. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sales/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. As of September 30, 2015, we had senior notes with an aggregate principal amount of $2,300.0 million outstanding, and we were in compliance with our debt covenants.
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
The new Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.75 to 1.0, which ratio steps down to 3.5 to 1.0 at the end of the fourth fiscal quarter ending after the consummation of the acquisition of Wood Mackenzie. We were in compliance with all debt covenants under the new Credit Facility as of September 30, 2015. During the nine months ended September 30, 2015, we had total combined borrowings under the old Credit Facility and new Credit Facility of $1,100.0 million and repaid $360.0 million during this nine month period. Interest on borrowings under the new Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and will range from 12.5 to 25 basis points based upon the consolidated funded debt leverage ratio. As of September 30, 2015 and December 31, 2014, we had outstanding borrowings under the new Credit Facility and old Credit Facility of $900.0 million and $160.0 million, respectively. On October 19, 2015, we repaid $70.0 million of our revolver borrowings that were outstanding as of September 30, 2015. All borrowings under the new Credit Facility shall continue to remain unsecured.
As of September 30, 2015, we no longer have any outstanding private placement debt. On April 29, 2015, we repaid $85.0 million and $50.0 million of private placement debt with Prudential Capital Group and New York Life, respectively, that came due utilizing $55.0 million from cash on hand and $80.0 million from borrowings under the Credit Facility. In addition, on May 14, 2015, we prepaid the remaining private placement debt with New York Life of $17.5 million, which had been due on October 26, 2015, and $17.5 million and $50.0 million of remaining private placement debt with Prudential, which had been due on October 26, 2015 and June 15, 2016, respectively. To prepay this debt, we utilized $25.0 million of cash on hand and borrowings from our Credit Facility of $60.0 million. The make-whole costs for the prepayment of this debt was $4.8 million and was recorded to "Interest expense" in the accompanying condensed consolidated statements of operations in this quarterly report on Form 10-Q during the nine months ended September 30, 2015.
On March 10, 2015, in connection with our agreement to acquire Wood Mackenzie, we entered into a commitment letter for a $2,300.0 million 364-day bridge financing arrangement with Bank of America N.A. and Morgan Stanley Bank N.A. acting as joint lead arrangers. This financing arrangement was only to be utilized in the event we did not carry out the debt and equity offerings relating to its acquisition of Wood Mackenzie by a certain date, and was terminated upon the closing of the acquisition. See Note 5 of our condensed consolidated financial statements included in this quarterly report on Form 10-Q filing. We paid fees associated with this financing arrangement of $9.1 million. Due to the completion of the debt and equity offerings, this arrangement was terminated and the full $9.1 million of fees were recorded to "Interest expense" in the accompanying condensed consolidated statements of operations in this quarterly report on Form 10-Q during the nine months ended September 30, 2015.
Cash Flow
The following table summarizes our cash flow data for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Percentage Change
	2015	2014
	(In thousands)
Net cash provided by operating activities	$520,044	$378,635	37.3%
Net cash (used in) provided by investing activities	$(2,895,202)	$39,475	(7,434.3)%
Net cash provided by (used in) financing activities	$2,503,235	$(151,634)	1,750.8%
Operating Activities
Net cash provided by operating activities was $520.0 million for the nine months ended September 30, 2015 compared to $378.6 million for the nine months ended September 30, 2014. The increase in net cash provided by operating activities was primarily due to an increase in cash receipts from customers driven by an increase in revenues and operating profit and additional operating cash flow from Wood Mackenzie, partially offset by acquisition fees related to the acquisition of Wood Mackenzie.
Investing Activities
Net cash used in investing activities was $2,895.2 million for the nine months ended September 30, 2015 and net cash provided by investing activities was $39.5 million for the nine months ended September 30, 2014. The change in investing activities was primarily due to the net cash acquisition of Wood Mackenzie of $2,889.6 million on May 19, 2015.
Financing Activities
Net cash provided by financing activities was $2,503.2 million and net cash used in financing activities was $151.6 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash provided by financing activities for the nine months ended September 30, 2015 was primarily related to the net proceeds from the debt and equity offerings of $1,244.0 million and $720.8 million, respectively, and other borrowings from our old and new Credit Facilities, net of repayments, of $740.0 million, partially offset by the prior year repurchases of common stock of $183.1million versus no repurchases in the current year. Net cash used in financing activities for the nine months ended September 30, 2014 was primarily related to the repurchase of common stock of $183.1 million, partially offset by proceeds from stock option exercises and other stock option related items of $37.5 million.
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
Other than the item below, market risks at September 30, 2015 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2015:
Foreign Currency Risk

Our foreign-based businesses and results of operations are exposed to movements in the U.S. dollar to British pounds and other foreign currency exchange rates. A portion of our revenue is denominated in British pounds and other foreign currencies. If the U.S. dollar strengthens against British pounds and other foreign currencies, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in British pounds and other foreign currencies. If British pounds and other foreign currencies strengthen, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to British pounds and other foreign currency exchange rates did not have a material effect on our revenue during the nine months ended September 30, 2015. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We are required to maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives at the reasonable assurance level.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q for the Company and our subsidiaries other than Wood Mackenzie and its subsidiaries that we acquired on May 19, 2015. Management excluded from its assessment the internal control over financial reporting at Wood Mackenzie and subsidiaries, which was acquired on May 19, 2015 and represented approximately 7.7% of total assets, and 8.3% of revenues as of and for the nine months ended September 30, 2015. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We are in the process of integrating Wood Mackenzie (which we acquired in May 2015) into our overall internal control over financial reporting process. Other than this ongoing integration, during the nine months ended September 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 15 to our condensed consolidated financial statements for the nine months ended September 30, 2015 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2015 except for the items noted below.
We incurred substantial additional indebtedness in connection with the acquisition of Wood Mackenzie.
On May 19, 2015, we consummated the acquisition of Wood Mackenzie (the “Acquisition”). In order to finance the Acquisition, we incurred $2,180.0 million of indebtedness. As of September 30, 2015, we had total consolidated indebtedness of approximately $3,198.4 million, and our leverage ratio (debt to EBITDA) increased from 1.57x to 2.95x. Our increased leverage resulting from the Acquisition could adversely affect our business. In particular, it could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. In addition, we incurred approximately $40.0 million in expenses to consummate the Acquisition. The increased leverage, potential lack of access to financing and increased expenses could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Issuer Purchases of Equity Securities
Our board of directors has authorized a Repurchase Program, of up to $2.0 billion, including a $500.0 million accelerated share repurchase program, or ASR Program, announced in December 2014. Excluding the ASR Program, $189.8 million remains available as of September 30, 2015. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $1.8 billion. We did not repurchase any shares for the quarter ended September 30, 2015.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: October 27, 2015	By:	/s/ Mark V. Anquillare
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