Form 10-K
period 2015-12-31
Verisk Analytics, Inc.
filed 2016-02-24
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,382,668,479 based on the closing price reported on the NASDAQ Global Select Market on such date.

As of February 19, 2016, there were 168,034,463 shares outstanding of the registrant's Common Stock, par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

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
Our Company
Verisk Analytics is a leading data analytics provider serving customers in insurance, natural resources, healthcare, financial services, government, and risk management. Using advanced technologies to collect and analyze billions of records, we draw on unique data assets and deep domain expertise to provide innovations that may be integrated into customer workflows. We offer predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, global risk analytics, natural resources intelligence, economic forecasting, and many other fields. In the United States and around the world, we help customers protect people, property, and financial assets.
Our customers use our solutions to make better decisions about risk and opportunities with greater efficiency and discipline. We refer to these products and services as "solutions" due to the integration among our services and the flexibility that enables our customers to purchase components or the comprehensive package. These "solutions" take various forms, including data, expert insight, statistical models or tailored analytics, all designed to allow our clients to make more logical decisions. We believe our solutions for analyzing risk positively impact our customers’ revenues and help them better manage their costs. In 2015, our customers included all of the top 100 Property and Casualty, or P&C, insurance providers in the U.S. for the lines of P&C services we offer, 29 of the top 30 credit card issuers in North America, the United Kingdom and Australia, as well as 9 of the top 10 health plan providers in the U.S. We also work with a wide range of companies, governments and institutions across the energy, metals and mining value chains. We believe that our commitment to our customers and the embedded nature of our solutions serve to strengthen and extend our relationships.
We believe that Verisk is uniquely positioned because of the set of distinctives-or competitive advantages-we cultivate and continue to expand. Our legacy businesses, in addition to new product innovations, integrate these four singular qualities into the foundation of our strategy.
Our Distinctives
•Unique Data Assets - Data is at the core of what we do. We use our proprietary data assets to develop predictive analytics and transformative models for our customers.
•Deep Domain Expertise - We have specialized and in-depth knowledge in a number of defined vertical markets, including insurance, healthcare, energy, financial services, and risk management. We understand that different verticals require different approaches, and our deep domain expertise adds value to our analytics in the markets we serve.
•Steady Stream of First-to-Market Innovations - We move quickly to be the first to market with new solutions. Generally speaking, the marketplace assumes that those that are first to market are superior to the competition and better positioned to succeed.
•Deep Integration into Customer Workflows - By embedding our solutions into customer workflows, we help our customers better manage risk and optimize their bottom line. We achieve this goal by remaining closely connected to our customers at all times and serving their distinct needs.
We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically pre-paid and represented approximately 75% of our revenues in 2015. For the year ended December 31, 2015, we had revenues of $2,068.0 million and net income of $507.6 million. For the five year period ended December 31, 2015, our revenues and net income grew at a compound annual growth rate, or CAGR, of 14.8% and 15.8%, respectively.
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

Over the past two decades, we have transformed our business beyond its original functions by deepening and broadening our data assets, developing a set of integrated risk management solutions and services and addressing new markets through our Decision Analytics segment. Our expansion into analytics began when we acquired the American Insurance Services Group, or AISG, and certain operations and assets of the National Insurance Crime Bureau in 1997 and 1998, respectively. Those organizations brought to the company large databases of insurance claims, as well as expertise in detecting and preventing claims fraud. To further expand our Decision Analytics segment, we acquired AIR Worldwide, or AIR, in 2002, the technological leader in catastrophe modeling. In 2004, we entered the healthcare space by acquiring several businesses that now offer web-based analytical and reporting systems for health insurers, provider organizations and self-insured employers. In 2005, we entered the mortgage sector, acquiring the first of several businesses that provided automated fraud detection, compliance and decision support solutions for the U.S. mortgage industry, which we sold in March 2014. In 2006, to bolster our position in the insurance claims field we acquired Xactware, a leading supplier of estimating software for professionals involved in building repair and reconstruction. In 2010, we acquired 3E Company, creating a scale presence in supply chain and environmental health and safety. In 2011 and 2012, we further bolstered our healthcare solutions by acquiring Health Risk Partners, LLC, or HRP, which provides solutions to optimize revenue, improve compliance and improve quality of care for Medicare Advantage health plans and MediConnect Global, Inc. or MediConnect, which provides medical record retrieval, digitization, coding, extraction, and analysis to the healthcare and property casualty industry. Also in 2012, we acquired Argus Information & Advisory Services, LLC, or Argus, to expand our presence in providing information, competitive benchmarking, analytics, and customized services to financial institutions in the payments space globally. In 2014, we acquired Maplecroft.Net Limited, or Maplecroft; as part of our risk management and supply chain solutions business, Maplecroft continues to deliver thorough analyses of geopolitical, societal, human rights, economic, and environmental risks for many countries in the world. In 2015, we acquired Wood Mackenzie Limited, or Wood Mackenzie, to advance our strategy to expand internationally and position us in the global energy market.
These acquisitions have added scale, geographic reach, highly skilled workforces, and a wide array of new capabilities to our Decision Analytics segment. They have helped to make us a leading provider of information and decision analytics for customers involved in the business of risk in the U.S. and selectively around the world.
On May 23, 2008, in contemplation of our initial public offering, or IPO, ISO formed Verisk Analytics, Inc., or Verisk, a Delaware corporation, to be the holding company for our business. Verisk was initially formed as a wholly-owned subsidiary of ISO. On October 6, 2009, in connection with our IPO, the Company effected a reorganization whereby ISO became a wholly-owned subsidiary of Verisk. Verisk common stock began trading on the NASDAQ Global Select Market on October 7, 2009 under the symbol “VRSK.”
On October 1, 2010, we completed a follow-on public offering. We did not receive any proceeds from the sale of common stock in the offering. The primary purpose of the offering was to manage and organize the sale by Class B insurance company shareholders while providing incremental public float. Concurrently with the closing of the offering, we repurchased shares of common stock, for an aggregate purchase price of $192.5 million, directly from selling shareholders owning Class B common stock. We converted all Class B shares to Class A shares in 2011 and currently have no outstanding Class B shares. On May 26, 2015, we eliminated the separate classes of common stock, and as a result, Verisk Class A and Class B common stock were renamed common stock.
Our senior management team, which includes our president and chief executive officer, chief financial officer, general counsel, and nine senior officers who lead our business and operational units, have been with us for an average of almost 15 years. This team has led our transformation to a successful for-profit entity, focused on growth with our U.S. P&C insurer customers and expansion into a variety of new vertical markets, including healthcare, financial services, and energy and specialized markets.
Segments
We organize our business in two segments: Risk Assessment and Decision Analytics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this annual report for additional information regarding our segments. See Note 18 of our consolidated financial statements included in this annual report on Form 10-K for further information.
Risk Assessment Segment
Our Risk Assessment segment serves our P&C insurance customers and focuses on prediction of loss and selection and pricing of risk. Within this segment, we also provide solutions to help our insurance customers comply with their reporting requirements in each U.S. state in which they operate. Our customers include most of the P&C insurance providers in the U.S.

Industry-Standard Insurance Programs
We are the recognized leader in the U.S. for industry-standard insurance programs that help P&C insurers define coverages and issue policies. Our policy language, prospective loss cost information and policy writing rules can serve as integrated turnkey insurance programs for our customers. Insurance companies need to ensure that their policy language, rules, and rates comply with all applicable legal and regulatory requirements. Insurers must also make sure their policies remain competitive by promptly changing coverages in response to changes in statutes or case law. To meet their needs, we process and interface with state regulators in all 50 states plus the District of Columbia, Guam, Puerto Rico and the Virgin Islands approximately 2,800 regulatory filings each year ensuring smooth implementation of our rules and forms. When insurers choose to develop their own alternative programs, our industry-standard insurance programs also help regulators make sure that such insurers’ policies meet basic coverage requirements.
Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps to ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation, because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements and policy writing support language that assist our customers in understanding the risks they assume and the coverages they are offering. With these policy programs, insurers also benefit from economies of scale. We have over 107 specialized lawyers and insurance experts reviewing changes in each state’s insurance rules and regulations, including on average over 16,000 legislative bills, 1,900 regulatory actions and 2,000 court cases per year, to make any required changes to our policy language and rating information.
To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowner’s line of insurance, we maintain policy language and rules for 6 basic coverages, 261 national endorsements, and 602 state-specific endorsements. Overall, we provide policy language, prospective loss costs, policy writing rules, and a variety of other solutions for 26 lines of insurance.
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
Each year, P&C insurers send us approximately 3.4 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain a database of over 19.0 billion statistical records, including approximately 7.8 billion commercial lines records and approximately 11.2 billion personal lines records. We collect unit-transaction detail of each premium and loss record, which enhances the validity, reliability and accuracy of our data sets and our actuarial analyses. Our proprietary quality process includes over 2,500 separate checks to ensure that data meet our high standards of quality.
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

Property-Specific Rating and Underwriting Information
We gather information on individual properties and communities so that insurers can use our information to evaluate and price personal and commercial property insurance, as well as commercial liability insurance. Our property-specific rating and underwriting information allow our customers to understand, quantify, underwrite, mitigate, and avoid potential loss for commercial properties. Our database contains loss costs and other vital information on more than 3.6 million commercial buildings in the United States and also holds information on more than 6.4 million individual businesses occupying those buildings. We have a staff of more than 600 field representatives strategically located around the United States who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits over 285,000 commercial properties to collect information on new buildings and verify building attributes.
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
Decision Analytics Segment
In the Decision Analytics segment, we develop predictive models to forecast scenarios and produce both standard and customized analytics that help our customers better manage their businesses, including predicting loss, selecting and pricing risk, detecting fraud before and after a loss event, and quantifying losses. The businesses are categorized by the primary vertical end market for their services.

As we develop our models, our ability to provide value to our customers is enhanced by our solutions, which are constantly recalibrated by refreshed data of actual events.  These unique data sets, combined with our deep industry expertise, provide us significant competitive advantage over our competitors
Insurance
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
We have a comprehensive system used by claims adjusters and investigations professionals to process claims and fight fraud. Claims databases are one of the key tools in the fight against insurance fraud. The benefits of a single all-claims database include improved efficiency in reporting data and searching for information, enhanced capabilities for detecting suspicious claims and superior information for investigating fraudulent claims, suspicious individuals and possible fraud rings. Our database contains information on approximately 1.1 billion claims and is the world’s largest database of P&C claims information used for claims and investigations. Insurers and other participants submit new claims, more than 197,000 a day on average, across all categories of the U.S. P&C insurance industry.
We also provide an expert scoring system that helps distinguish between suspicious and meritorious claims; and products that use link-analysis technology to help visualize and fight insurance fraud.
We pioneered the field of probabilistic catastrophe modeling used by insurers, reinsurers and financial institutions to manage their catastrophe risk. Our models of global natural hazards, which form the basis of our solutions, enable companies to identify, quantify and plan for the financial consequences of catastrophic events. We have developed models, covering natural hazards, including hurricanes, earthquakes, winter storms, tornadoes, hailstorms, and flood, for potential loss events in more than 100 countries. We have also developed and introduced a probabilistic terrorism model capable of quantifying the risk in the U.S. from this emerging threat, which supports pricing and underwriting decisions down to the level of an individual policy.
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
We also offer our customers access to wholesale and retail price lists, which include structural repair and restoration pricing for 468 separate economic areas in North America. We revise this information monthly and, in the aftermath of a major disaster, we can update the price lists as often as weekly to reflect rapid price changes. Our structural repair and cleaning database contains more than 21,000 unit-cost line items. For each line item such as smoke cleaning, water extraction and hazardous cleanup, we report time and material pricing, including labor, labor productivity rates (for new construction and restoration), labor burden and overhead, material costs, and equipment costs. We improve our reported pricing data by several methods including direct market surveys and an analysis of the actual claims experience of our customers. We estimate that about 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. Utilization of such a large percentage of the industry’s claims leads to accurate reporting of pricing information, which we believe is unmatched in the industry.
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
Energy and Specialized Markets

As a result of our acquisition of Wood Mackenzie in 2015, we are a provider of industry standard commercial analytics for the global energy, chemicals and metals and mining industries. We provide comprehensive and integrated coverage of relevant commodities across these interconnected sectors. We have gathered proprietary information, insight and analysis on thousands of oil and gas fields, mines, refineries and other assets, as well as detailed assessments of the market fundamentals across each value chain. Our experts analyze the data and work directly with customers to address their business challenges. Our diverse customer base includes international and national energy companies, as well as chemicals, metals and mining companies, financial institutions and governments.
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

Our Growth Strategy
Over the past five years, we have grown our revenues at a CAGR of 14.8% through the successful execution of our business plan. These results reflect strong organic revenue growth, new product development and acquisitions. We have made, and continue to make, investments in people, data sets, analytic solutions, technology, and complementary businesses. The key components of our strategy include:
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
Decision Analytics Customers
In the Decision Analytics segment, we provide our P&C insurance solutions to the majority of the P&C insurers in the U.S. Specifically, our claims database serves thousands of customers, representing over 90% of the P&C insurance industry by premium volume, 27 state workers’ compensation insurance funds, 570 self-insurers, 410 third-party administrators, several state fraud bureaus, and many law-enforcement agencies involved in investigation and prosecution of insurance fraud. We estimate that about 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. In the U.S. healthcare industry, our customers include 9 of the top 10 health plan providers. Our customers included 29 of the top 30 credit card issuers in North America, the United Kingdom and Australia. We also work with a wide range of companies, governments and institutions across the energy, metals and mining value chains.
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
Decision Analytics Competitors
In the P&C insurance claims market and catastrophe modeling market, certain products are offered by a number of companies, including Risk Management Solutions (catastrophe modeling) and CoreLogic (property replacement value ), LexisNexis Risk Solutions (loss histories and motor vehicle records for personal lines underwriting), Solera (personal automobile underwriting) and Simbility. We believe that our P&C insurance industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against these competitors with more limited offerings. In the healthcare market, certain products are offered by a number of companies, including ViPS, Inc., OptumInsight, McKesson, Truven Health Analytics, Inovalon, and iHealth (healthcare predictive modeling and business intelligence). Competitive factors include application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services and price. In the natural resource commercial intelligence market, certain products are offered by a number of companies, including IHS (natural resources), Rystad (upstream), Global Data (upstream), PIRA (oil and gas markets) and CRU (metals). We believe that our global integrated value chain knowledge and insight, bottom-up proprietary data, and long term trusted relationships developed over the years enhance our competitiveness against these companies.
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
We also add to our offerings through an active acquisition program. Since 2011, we have acquired twelve businesses, which have allowed us to enter new markets, offer new solutions and enhance the value of existing services with additional proprietary sources of data.
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
Sales, Marketing and Customer Support

We sell our products and services primarily through direct interaction with our clients. We employ a three-tier sales structure that includes salespeople, product specialists and sales support. As of December 31, 2015, we had a sales force of 325 people. Within the company, several areas have sales teams that specialize in specific products and services. These specialized sales teams sell specific, highly technical product sets to targeted markets in coordination with account management.
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
Sources of our Data
The data we use to perform our analytics and power our solutions are sourced through seven different kinds of data arrangements. First, we gather data from our customers within agreements that also permit our customers to use the solutions created upon their data. These agreements remain in effect unless the data contributor chooses to opt out and represent our primary method of data gathering. It is very rare that contributors elect not to continue providing us data. Second, we have agreements with data contributors in which we specify the particular uses of their data and provide to the data contributors their required levels of privacy, protection of data and where necessary de-identification of data. These agreements represent no cost to us and generally feature a specified period of time for the data contributions and require renewal. Third, we “mine” data found inside the transactions supported by our solutions; as an example, we utilize the claims settlement data generated inside our repair cost estimating solution to improve the cost factors used in our models. Again, these arrangements represent no cost to us and we obtain the consent of our customers to make use of their data in this way. Fourth, we source data generally at no cost from public sources including federal, state and local governments. Fifth, we gather data about the physical characteristics of commercial properties through the direct observation of our field staff that also perform property surveys at the request of, and facilitated by, property insurers. Sixth, we purchase data from data aggregators under contracts that reflect prevailing market pricing for the data elements purchased, including county tax assessor records, descriptions of hazards such as flood plains and professional licenses. Lastly, we retrieve medical records from facilities and provider locations at prevailing market prices under agreements between our insurer customers and their provider networks. In all our modes of data collection, we are the owners of whatever derivative solutions we create using the data. Our costs for data received from our customers were 1.0% and 1.2% of revenues for the years ended December 31, 2015 and 2014, respectively.
Information Technology
Technology
Our information technology systems are fundamental to our success. They are used for the storage, processing, access and delivery of the data which forms the foundation of our business and the development and delivery of our solutions provided to our clients. Much of the technology we use and provide to our customers is developed, maintained and supported by approximately 1,631 employees. We generally own or have secured ongoing rights to use for the purposes of our business all the customer-facing applications which are material to our operations. We support and implement a mix of technologies, focused on implementing the most efficient technology for any given business requirement or task.
Data Centers
We have two primary data centers in Somerset, New Jersey and Lehi, Utah creating redundancy and back-up capabilities. In addition, we have data centers dedicated to certain business units located in other states.
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
Employees
As of December 31, 2015, we employed 7,647 full-time and 271 part-time employees. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Our employees include over 170 actuarial professionals, including 35 Fellows and 24 Associates of the Casualty Actuarial Society, as well as 139 Chartered Property Casualty Underwriters, 17 Certified and 15 Associate Insurance Data Managers, and 592 professionals with advanced degrees, including PhDs in mathematics and statistical modeling who review both the data and the models.
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
Available Information
We maintain an Investor Relations website on the Internet at investor.verisk.com. We make available free of charge, on or through this website, our annual, quarterly, and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, click on the “Financial Information” — “SEC Filings" link found on our Investor Relations homepage. Verisk trades on the NASDAQ Global Select Market under the ticker symbol “VRSK.” Our stock was first publicly traded on October 7, 2009.
The public may read and copy any materials filed by Verisk with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.	Risk Factors
You should carefully consider the following risks and all of the other information set forth in this annual report on Form 10-K before deciding to invest in any of our securities. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our securities including our common stock could decline due to any of these risks, and you may lose all or part of your investment.
We could lose our access to data from external sources which could prevent us from providing our solutions.
We depend upon data from external sources, including data received from customers and various government and public record services, for information used in our databases. In general, we do not own the information in these databases, and the participating organizations could discontinue contributing information to the databases. Our data sources could withdraw or increase the price for their data for a variety of reasons, and we could also become subject to legislative, judicial, or contractual restrictions on the use of such data, in particular if such data is not collected by the third parties in a way which allows us to legally use and/or process the data. In addition, some of our customers are significant stockholders of our company. Specifically, a portion of common stock is owned by insurers who are also our customers. If our customers’ percentage of ownership of our common stock decreases in the future, there can be no assurance that our customers will continue to provide data to the same extent or on the same terms. If a substantial number of data sources, or certain key sources, were to withdraw or be unable to provide their data, or if we were to lose access to data due to government regulation or if the collection of data became uneconomical, our ability to provide solutions to our customers could be impacted, which could materially adversely affect our business, reputation, financial condition, operating results and cash flows.
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
Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2015, approximately 44% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, invoices for certain of our solutions are linked in part to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions.
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
Our future success substantially depends on the continued service and performance of the members of our senior leadership team. These personnel possess business and technical capabilities that are difficult to replace. Members of our senior management operating team have been with us for an average of almost 15 years.
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
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive. As of December 31, 2015, our ten largest shareholders owned 38.3% of our common stock including 5.7% of our common stock owned by our Employee Stock Ownership Plan or ESOP. Such stockholders are able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.
Pursuant to our equity incentive plans, options to purchase approximately 9,057,243 shares of common stock were outstanding as of February 19, 2016. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.
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

On May 19, 2015, we consummated the acquisition of Wood Mackenzie (the “Acquisition”). In order to finance the Acquisition, we incurred $2,180.0 million of indebtedness. As of December 31, 2015, we had total consolidated indebtedness of approximately $3,168.0 million, and our leverage ratio (debt to EBITDA) increased from 1.57x at March 31, 2015 to 2.89x. Our increased leverage resulting from the Acquisition could adversely affect our business. In particular, it could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. The increased leverage, potential lack of access to financing and increased expenses could have a material adverse effect on our financial condition, results of operations and cash flows.

We may not realize the expected benefits of the Acquisition.

We may fail to realize all the expected benefits of the Acquisition or successfully integrate Wood Mackenzie’s operations or preserve its customers and employees in an efficient or timely manner. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. This integration effort may also distract our management’s focus from our existing core businesses or impair our existing relationships with employees, customers and our strategic partners. We may not be able to achieve the targeted operating or long-term strategic benefits of the Acquisition or could incur higher transition costs. An inability to realize the full extent of, or any of, the anticipated benefits of the Acquisition, as well as any delays encountered in the integration process or an inability to integrate the operations of the two companies could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 1B.	Unresolved Staff Comments
Not Applicable.

Item 2.	Properties
Our headquarters are in Jersey City, New Jersey. As of December 31, 2015, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	352,765	December 31, 2033
Lehi, Utah	200,000	January 31, 2024
South Jordan, Utah	105,605	August 31, 2025
Boston, Massachusetts	69,806	November 30, 2020
Draper, Utah	66,880	November 30, 2022
We also lease offices in 16 states in the United States, and offices outside the United States to support our international operations in Argentina, Australia, Bahrain, Brazil, Canada, China, Denmark, Germany, India, Indonesia, Israel, Japan, Kazakhstan, Malaysia, Nepal, Nigeria, Russia, Singapore, South Africa, South Korea, Spain, United Arab Emirates and the United Kingdom.
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
Intellicorp Records, Inc. Litigation
On September 9, 2015, we were served with a nationwide putative class action complaint filed in the Court of Common Pleas, Cuyahoga County in Ohio naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp.”) titled Sherri Legrand v. Intellicorp Records, Inc. and The Cato Corporation et al. Defendants removed the case to the United States District Court for the Northern District of Ohio on October 8, 2015. Plaintiffs filed their First Amended Class Action Complaint on November 5, 2015 (“Amended Complaint”), which like the prior complaint claims violations of the Fair Credit Reporting Act and alleges two putative class claims against Intellicorp, namely (i) a  section 1681k(a)  claim on behalf of all individuals  who were the subjects of  consumer reports furnished  by Intellicorp which contained  public record  information in the “Government Sanctions” section of the report on or after September 4, 2013 and continuing through the date the class list is prepared and (ii) a section 1681e(b) claim  on behalf of all individuals  who were the subjects of  consumer reports furnished  by Intellicorp which contained  public record  information in the “Government Sanctions” section of the report where the address or social security number of the subject of the report do not match the social security number or address contained in the government database on or after September 4, 2013 and continuing through the date the class list is prepared. Count I of the  Amended Complaint alleges that defendant Cato violated the FCRA by procuring  consumer reports on the plaintiff and other class members without making the stand-alone disclosure required by FCRA section 1681b(b)(2)(A)(i). Counts II and III allege that Intellicorp violated the FCRA section 1681e (b) by failing to follow reasonable procedures to assure maximum accuracy of the adverse information included in its consumer reports and FCRA section 1681k (a) by failing to maintain strict procedures to assure that the public record information reported which was likely to have an adverse effect on the consumer was complete and up to date, respectively. The Amended Complaint alleges that defendants acted willfully and seeks statutory damages for the classes in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, equitable relief, costs and attorney’s fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
On February 1, 2016, we were served with a nationwide putative class action complaint filed in the United States District Court for the Eastern District of North Carolina naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp.”)   The complaint titled Frank DiSalvo v. Intellicorp Records, Inc. claims violations of the Fair Credit Reporting Act and alleges a  section 1681b(b)(1)  claim on behalf of all individuals residing in the United States who were the subjects of  consumer reports furnished  by Intellicorp for employment purposes within the period prescribed by the FCRA, 15 U.S.C. Section 1681p without first obtaining from the user of the report a certification that such user had complied with the obligations under Section 1681b(b)(2) as to the subject of the consumer report. The  class complaint alleges that Intellicorp violated the FCRA section 1681b(b)(1) by failing to obtain the required specific certification from its customers to whom Intellicorp furnished consumer reports as to each consumer report provided before providing the specific consumer report that was the subject of the certification. The complaint alleges that the violations were willful or in the alternative negligent and seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, equitable relief, costs and attorney’s fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, we were served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleges that the Company’s Roof InSight, Property InSight and Aerial Sketch products infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 436, 840, 152, 880, 770, 732 and 454 (collectively the “Patents-in-Suit.”) On November 30, 2015, plaintiffs filed a First Amended Complaint (“Amended Complaint”) adding Patent Nos. 376 and 737 to the Patents in Suit. The Amended Complaint seeks an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, by way of inducement the Patents in Suit, permanent injunctive relief, damages, costs and attorney’s fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Interthinx, Inc. Litigation
On April 20, 2015, we were served with a putative class action titled John Weber v. Interthinx, Inc. and Verisk Analytics, Inc. The plaintiff, a former employee of the Company’s former subsidiary Interthinx, Inc. in Missouri, filed the class action complaint in the United States District Court for the Eastern District of Missouri on behalf of all review appraisers and individuals holding comparable positions with different titles who were employed by Interthinx for the last three years nationwide and who were not paid overtime wages. The class complaint claims that the review appraiser employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. It pleads a Collective Action under section 216(b) of the Fair Labor Standards Act for unpaid overtime and seeks overtime wages, liquidated damages, declaratory relief, interest, costs and attorneys’ fees.
On March 11, 2014, we sold 100 percent of the stock of Interthinx, Inc. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
MediConnect Global, Inc. Litigation
On October 11, 2013, we were served with a summons and complaint in an action titled Naveen Trehan v. MediConnect Global, Inc., Amy Anderson and Verisk Health, Inc. filed on October 9, 2013 in the United States District Court for the District of Utah. The complaint, brought by a former minority shareholder of the Company’s subsidiary, MediConnect Global, Inc., arises from MediConnect’s buyout of Naveen Trehan and his family members’ shares on October 15, 2010. Plaintiff claims that the sale of the shares was based on MediConnect’s representations concerning third parties that had expressed interest in an acquisition, merger or investment in MediConnect at that time. Plaintiff claims that MediConnect did not disclose the Company, which purchased MediConnect on March 23, 2012, as a possible suitor. The complaint alleges four causes of action: (1) breach of fiduciary duty against MediConnect and Amy Anderson for failure to disclose the Company's interest in acquiring, merging with or investing in MediConnect prior to the buyout of his shares; (2) fraud against  Amy Anderson and MediConnect for intentionally providing false information to plaintiff with the purpose of inducing him to agree to sell his shares at an artificially low price; (3) negligent misrepresentation against Amy Anderson and MediConnect for their negligent failure to discover and disclose the Company's interest in acquiring MediConnect prior to the buyout of plaintiff’s shares and (4) a violation of SEC Rule 10b-5 against Amy Anderson and MediConnect for defrauding plaintiff and failing to disclose material information in connection with the sale of securities.  The complaint seeks joint and several recoveries from Amy Anderson and MediConnect for compensatory damages, punitive damages, and disgorgement of all profits earned through the investment of plaintiff’s funds, attorneys’ fees, interest and an order from the court that plaintiff’s funds be held in a constructive trust. On November 2, 2015, the court issued a judgement in favor of the defendants and dismissed all claims with prejudice. Plaintiff filed a Notice of Appeal on November 30, 2015.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Insurance Services Office, Inc. Litigation
On August 1, 2014, we were served with an Amended Complaint filed in the United States District Court for the District of Colorado titled Snyder, et. al. v. ACORD Corp., et al. The action is brought by nineteen individual plaintiffs, on their own behalf and on behalf of a putative class, against more than 120 defendants, including us and our subsidiary, Insurance Services Office, Inc. ("ISO"). Except for us, ISO and the defendant Acord Corporation, which provides standard forms to assist in insurance transactions, most of the other defendants are property and casualty insurance companies that plaintiffs claim conspired to underpay property damage claims. Plaintiffs claim that we and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law. On September 8, 2014, the Court entered an Order striking the Amended Complaint and granting leave to the plaintiffs to file a new complaint. On October 13, 2014, plaintiffs filed their Second Amended Complaint, which was re-filed by plaintiffs to correct errors as the Third Amended Complaint. The Third Amended Complaint similarly alleges that the defendants conspired to underpay property damage claims, but does not specifically allege what role we or ISO played in the alleged conspiracy. It claims that we and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law, and seeks all available relief including, injunctive, statutory, actual and punitive damages as well as attorneys’ fees. On January 15, 2016, the court granted defendants’ motions to dismiss all claims asserted in the Third Amended Complaint and plaintiffs filed a Motion for Reconsideration on February 16,2016
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
On February 19, 2016, we were served with a notice of a summons and complaint filed on January 29, 2016  against our subsidiary Insurance Services Office, Inc. (“ISO”) in the U.S. District Court for the District of Connecticut titled Halloran et al. v. Harleysville Preferred Insurance Co. et al.  The putative class action is brought on behalf of four policyholders and similarly situated policyholders in Eastern Connecticut who complain that their homeowner’s insurance carriers denied their claims for the deterioration and collapse of their foundations caused by defective concrete.  The lawsuit alleges a breach of contract claim against insurers Harleysville, Nationwide and Kemper and an anticipatory breach of contract claim against insurer MetLife. It also alleges that  ISO as the drafter of the standardized policy language at issue participated with over 100 insurance companies to deny claims for defective concrete and collapsed foundations and violated the Connecticut Unfair Trade Practices (CUTPA) and the Connecticut Unfair Insurance Practices Act (CUIPA). The plaintiffs ask that the Court certify a class of persons similarly situated and seek recovery from over 100 insurance carriers equal to the cost for the replacement of their concrete foundations, injunctive relief, attorneys’ fees, costs and interest.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.

Item 4.	Mine Safety Disclosures
Not Applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. Our common stock was first publicly traded on October 7, 2009. As of February 19, 2016, the closing price of our common stock was $67.95 per share, as reported by the NASDAQ Global Select Market. As of February 19, 2016, there were approximately 38 stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders for, because a large portion of common stock is held in “street name” by brokers.

We have not paid or declared any cash dividends on our common stock during the two most recent fiscal years and we currently do not intend to pay dividends on our common stock. We do have a publicly announced share repurchase plan and have repurchased 46,310,780 shares since our IPO. As of December 31, 2015, we had 374,578,057 shares of treasury stock.
The following table shows the quarterly range of the closing high and low per share sales prices for our common stock as reported by the NASDAQ Global Select Market for the years ending December 31:

	2015		2014
	High	Low	High	Low
Fourth Quarter	$81.50	$69.03	$65.15	$59.07
Third Quarter	$78.60	$70.77	$64.77	$59.42
Second Quarter	$76.85	$71.53	$61.79	$56.55
First Quarter	$72.27	$62.70	$66.05	$59.87
Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested in our common stock, with the cumulative total return (assuming reinvestment of dividends) on $100 invested in each of the NASDAQ Composite Index, S&P 500 Index, an aggregate of peer issuers in the information industry used in last year’s statement, and a new group of aggregate of peer issuers in the information industry. The Company has selected a new peer group to include a broader selection of peer companies because of acquisitions and dispositions within Company’s  lines of business. In this transition year, the table and the graph below include both the prior and new indices of peer companies.   The prior peer issuers used for this graph are Dun & Bradstreet Corporation, Equifax Inc., Factset Research Systems Inc., Fair Isaac Corporation, IHS Inc, Morningstar, Inc., MSCI Inc., and Solera Holdings, Inc.   The new peer issuers used for this graph are  Equifax Inc., Factset Research Systems Inc., IHS Inc, MSCI Inc., Moody’s Corporation, McGraw Hill Financial, Inc.,  Nielsen Holdings plc, and Solera Holdings, Inc.     Each peer issuer was weighted according to its respective market capitalization on December 31, 2010.

COMPARISON OF CUMULATIVE TOTAL RETURN
Assumes $100 Invested on December 31, 2010
Assumes Dividend Reinvested
Fiscal Year Ended December 31, 2015

-

Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during 2015.
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program, or Repurchase Program, up to $2.3 billion, including an additional authorization of $300.0 million announced on December 1, 2015. As of December 31, 2015, $469.4 million remains available for share repurchases. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Our shares repurchased for the quarter ended December 31, 2015 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1, 2015 through October 31, 2015	—	$—	—	$189,807
November 1, 2015 through November 30, 2015	248,153	$73.10	248,153	$171,667
December 1, 2015 through December 31, 2015	31,300	$73.98	31,300	$469,351
	279,453		279,453
In connection with the accelerated share repurchase program, or ASR program, upon payment of the aggregate purchase price in December 2014, we received an initial delivery of 6,372,472 shares of common stock. Upon final settlement of the ASR agreement in June 2015, we received an additional 809,021 shares of common stock.

Item 6.	Selected Financial Data
The following selected historical financial data should be read in conjunction with, and are qualified by reference to, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from consolidated financial statements that are not included in this annual report on Form 10-K. Results for the year ended December 31, 2015 are not necessarily indicative of results that may be expected in any other future period.
Between January 1, 2011 and December 31, 2015, we acquired 12 businesses (most notably Wood Mackenzie on May 19, 2015), which may affect the comparability of our consolidated financial statements. Our consolidated financial statements have been retroactively adjusted in all periods presented to give recognition to the discontinued operations of our mortgage services business. The following table sets forth our statement of operations for the years ended December 31:

	2015	2014	2013	2012	2011
	(In thousands, except for share and per share data)
Revenues:
Decision Analytics	$1,379,819	$1,096,074	$977,427	$828,342	$639,100
Risk Assessment	688,191	650,652	618,276	579,506	552,293
Revenues	2,068,010	1,746,726	1,595,703	1,407,848	1,191,393
Expenses:
Cost of revenues	803,274	716,598	622,523	516,708	440,979
Selling, general and administrative	312,690	227,306	228,982	220,068	199,495
Depreciation and amortization of fixed assets	120,620	85,506	66,190	46,637	40,135
Amortization of intangible assets	94,864	56,870	63,741	52,207	32,985
Acquisition related liabilities adjustment (1)	—	—	—	—	(3,364)
Total expenses	1,331,448	1,086,280	981,436	835,620	710,230
Operating income	736,562	660,446	614,267	572,228	481,163
Other income (expense):
Investment income and others, net	17,003	158	609	106	879
Gain on derivative instruments	85,187	—	—	—	—
Interest expense	(121,316)	(69,984)	(76,136)	(72,508)	(53,847)
Total other expense, net	(19,126)	(69,826)	(75,527)	(72,402)	(52,968)
Income before income taxes from continuing operations	717,436	590,620	538,740	499,826	428,195
Provision for income taxes	(209,859)	(219,755)	(196,426)	(182,363)	(165,739)
Income from continuing operations	507,577	370,865	342,314	317,463	262,456
Income from discontinued operations, net of tax (2)	—	29,177	6,066	11,679	20,302
Net income	$507,577	$400,042	$348,380	$329,142	$282,758
Basic net income per share
Income from continuing operations	$3.07	$2.24	$2.04	$1.91	$1.58
Income from discontinued operations	—	0.17	0.03	0.07	0.12
Basic net income per share	$3.07	$2.41	$2.07	$1.98	$1.70
Diluted net income per share
Income from continuing operations	$3.01	$2.20	$1.99	$1.85	$1.51
Income from discontinued operations	—	0.17	0.03	0.07	0.12
Diluted net income per share	$3.01	$2.37	$2.02	$1.92	$1.63
Weighted average shares outstanding:
Basic	165,090,380	165,823,803	168,031,412	165,890,258	166,015,238
Diluted	168,451,343	169,132,423	172,276,360	171,709,518	173,325,110

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance for the years ended December 31:

	2015	2014	2013	2012	2011
	(In thousands)
Other data:
EBITDA (3):
Decision Analytics EBITDA	$647,738	$489,798	$413,342	$379,655	$305,837
Risk Assessment EBITDA	406,498	368,770	346,931	316,260	287,050
EBITDA	$1,054,236	$858,568	$760,273	$695,915	$592,887
The following is a reconciliation of net income to EBITDA:
Net income	$507,577	$400,042	$348,380	$329,142	$282,758
Depreciation and amortization of fixed and intangible assets from continuing operations	215,484	142,376	129,931	98,844	73,120
Interest expense from continuing operations	121,316	69,984	76,136	72,508	53,847
Provision for income taxes from continuing operations	209,859	219,755	196,426	182,363	165,739
Depreciation, amortization, interest and provision for income taxes from discontinued operations	—	26,411	9,400	13,058	17,423
EBITDA	$1,054,236	$858,568	$760,273	$695,915	$592,887
The following table sets forth our consolidated balance sheet data as of the years ended December 31:

	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$138,348	$39,359	$165,801	$89,819	$191,603
Total assets	$5,615,927	$2,345,330	$2,504,451	$2,360,336	$1,541,106
Total debt (4)	$3,167,990	$1,436,932	$1,275,887	$1,461,425	$1,105,886
Stockholders’ equity (deficit) (5)	$1,372,011	$211,043	$547,589	$255,591	$(98,490)

(1)
During the second quarter of 2011, we reevaluated the probability of D2Hawkeye and Strategic Analytics achieving the specified predetermined EBITDA and revenue targets for exceptional performance in fiscal year 2011 and reversed the contingent consideration related to these acquisitions.

(2)
On March 11, 2014, we sold our mortgage services business. Results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2014 and for all prior periods presented. As necessary, the amounts have been retroactively adjusted in all periods presented to give recognition to the discontinued operations. See Note 10 of our consolidated financial statements included in this annual report on Form 10-K.

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

(5)
Subsequent to our corporate reorganization on October 6, 2009, share repurchases are recorded as treasury stock within stockholders’ equity (deficit), as we intend to reissue shares from treasury stock in the future. For the years ended December 31, 2015 and 2014, we repurchased $120.5 million and $675.4 million, respectively, of treasury stock.

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
We enable risk-bearing businesses to better understand and manage their risks and opportunities associated with those risks. We provide value to our customers by supplying proprietary data that, combined with our analytic methods, creates embedded decision support solutions. We are the largest aggregator and provider of data pertaining to U.S. property and casualty, or P&C, insurance risks. We offer predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, global risk analytics, natural resources intelligence, economic forecasting, and many other fields.
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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 33.3% and 37.2% of our revenues for the years ended December 31, 2015 and 2014, respectively. Our Decision Analytics segment provides solutions to our customer in insurance, financial services, healthcare, and energy and specialized markets. Our Decision Analytics segment revenues represented approximately 66.7% and 62.8% of our revenues for the years ended December 31, 2015 and 2014, respectively.

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

Executive Summary
Key Performance Metrics
We believe our business’s ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year over year revenue growth and EBITDA margin as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures (see Note 3 within Item 6. Selected Financial Data section of Management’s Discussion and Analysis of Financial Condition and Results of Operations).
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
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. For the years ended December 31, 2015 and 2014, 25.3% and 27.7% of our revenues, respectively, were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Approximately 90.1% and 89.6% of the revenues in our Risk Assessment segment for the years ended December 31, 2015 and 2014, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 67.0% and 61.9% of the revenues in our Decision Analytics segment, for the years ended December 31, 2015 and 2014, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, customer bases are within the insurance, financial services, energy and specialized markets, and healthcare verticals.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 57.1% and 56.8% of our total expenses for the years ended December 31, 2015 and 2014, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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
Trends Affecting Our Business
We serve customers in four primary vertical markets: property/casualty insurance, healthcare, energy, and financial services. The industry trends in each of those markets can affect our business.
A significant change in  property/casualty insurers’ profitability could positively or negatively affect demand for our solutions. For insurers, the keys to profitability include investment income and premium growth.  Investment income remains under pressure as a result of low interest rates.  Growth in property/casualty insurers’ direct written premiums is cyclical, with total industry premium growth receding from a peak of 14.8% in 2002 to a trough of negative 3.1% in 2009 and subsequently recovering to 4.4% in 2012, 4.3% in 2013, and 4.4% in 2014.  Based on our experience, insurers more closely scrutinize their spending in periods of more challenging growth.  In recent years,  we have signed multi-year contracts with certain customers, and pricing is fixed at the beginning of each multi-year period; pricing for other customers is still linked to prior years' premiums.
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
Market trends continue to influence our financial services vertical in important ways.  Most notable among the recent trends affecting the vertical includes a significant increase in the number of alternative lenders and alternative payment instruments in the market.  We are adapting our offerings to address the needs of alternative lenders, backed by our deep expertise in and datasets covering the performance of customers across a full range of credit histories.  As well, our unique ability to analyze the customer adoption rates of new alternative payment instruments from our syndicated study datasets is enabling us to serve as the “go to” solution for the industry’s analytic needs in the space.   A strengthening of the U.S. dollar relative to the currencies of our international clients and a softening of the global economy is putting an even greater level of downward pressure on our revenues from such clients.  However, we are also observing a growing appetite for our expense and regulatory focused solutions among those clients.  Lastly, we are seeing a greater number of companies entering the ad effectiveness space, potential competitors to our position in this space.  We stand confident of our position at this stage, given the unique nature and strength of our partnerships coupled  by the comprehensiveness of our data, particularly as it relates to seeing the full wallet spend of a consumer.
Trends in the energy, metals and mining sectors and activity in financial markets can influence our revenues. Movements of commodity prices affect the profitability of energy and metals and mining companies, while stock markets and mergers and acquisitions, or M&A, are the principal drivers of activity for financial institutions. Among the specific trends influencing commodity prices are global gross domestic product growth, supply of individual commodities, and geopolitical factors. The slow down of the Chinese economy is currently contributing to an oversupply of a number of commodities. Rising U.S. oil and gas production, OPEC policy, and the partial lifting of sanctions against Iran in January 2016 has led to a sharp fall in crude oil prices; and most metals markets are currently in oversupply. Lower commodity prices have reduced discretionary spending for clients and has stalled M&A activity. However, the uncertainty also increases client demand for our data and services. Commodity prices are expected to recover over time to incentivize the investment required to meet growing energy demand. Longer term the Paris global accord on climate change signals a period of change in the energy mix, incentivizing growth in renewable energy and other low carbon technologies, while fossil fuels are expected to remain a core part of energy demand for the foreseeable future. We will continue to evolve our offerings to meet the needs of our clients in an increasingly complex market.
Trends in the U.S. healthcare market can affect a portion of our revenues in the Decision Analytics segment. That market continues to undergo significant change as the result of healthcare reform legislation. The specific trends affecting our current healthcare business include payment reform, expansion of insurance coverage, and efforts at cost containment. Payment reform is driving the market to value-based reimbursement, which has caused healthcare providers to bear increased financial risk and responsibility for quality outcomes. The expansion of insurance coverage has reduced the uninsured population through both increased enrollment in Medicaid and in the commercial market through statewide health exchanges. As the government seeks to control fraud, waste, and abuse, efforts to contain costs will likely continue to become more prevalent. Although such changes have the potential to disrupt the healthcare marketplace, we believe the requirements for reform could increase demand for our analytic solutions in the areas of population health management, quality measurement, risk adjustment for Medicare Advantage and Qualified Health Plans participating on statewide health exchanges, and detection of prepayment fraud, waste and abuse.  We experience seasonality in our Medicare Advantage risk adjustment business in the second half of our fiscal year, related to the CMS submission deadline.
Description of Acquisitions
We acquired six businesses since January 1, 2013. These acquisitions affect the comparability of our consolidated results of operations between periods.

On May 19, 2015, we acquired 100% of the stock of Wood Mackenzie. Wood Mackenzie is a global provider of data analytics and commercial intelligence for the energy, chemicals, metals and mining verticals. This acquisition advances our strategy to expand internationally and positions ourselves in the global energy market. Wood Mackenzie is included in the energy and specialized markets vertical, formerly named the specialized markets vertical, of the Decision Analytics segment. See Note 9 to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchase price allocations.
On November 6, 2015, we acquired 100% of the stock of Infield Systems Limited, or Infield. Infield is a provider of business intelligence, analysis, and research to the oil, gas, and associated marine industries. Infield has become part of Wood Mackenzie and continues to provide services to enhance Wood Mackenzie's upstream and supply chain capabilities in the Decision Analytics segment. See Note 9 to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchase price allocations.
On November 20, 2015, we acquired 100% of the stock of The PCI Group, or PCI. PCI is a consortium of five specialist companies that offer integrated data and subscriptions research in the chemicals, fibers, films, and plastics sectors. PCI has become part of Wood Mackenzie, and continues to provide services to enhance Wood Mackenzie's chemicals capabilities in the Decision Analytics segment. See Note 9 to our consolidated financial statements included in this annual report on Form 10-K for the preliminary purchase price allocations.
On December 8, 2014, we acquired 100% of the stock of Maplecroft. Using a proprietary data aggregation and analytical approach, Maplecroft enables its customers to assess, monitor, and forecast a growing range of worldwide risks, including geopolitical and societal risks. Within our Decision Analytics segment, this acquisition positions us as a provider of value chain optimization tools, providing comprehensive quantitative risk analytics and platforms by which customers can visualize, quantify, mitigate, and manage their risk. Maplecroft is headquartered in Bath, England.
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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Consolidated Results of Continuing Operations
Revenues
Revenues were $2,068.0 million for the year ended December 31, 2015 compared to $1,746.7 million for the year ended December 31, 2014, an increase of $321.3 million or 18.4%. In December 2014, we acquired Maplecroft and in 2015, we acquired Wood Mackenzie, Infield, and PCI, all within our Decision Analytics segment; these comprise our recent acquisitions. These recent acquisitions provided an increase of $219.6 million in revenues for the year ended December 31, 2015. Excluding recent acquisitions, revenues increased $101.7 million or 5.8%. Revenue growth within Decision Analytics was primarily driven by our insurance and financial services categories. Both categories, industry-standard insurance programs and property-specific rating and underwriting information, within Risk Assessment contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $803.3 million for the year ended December 31, 2015 compared to $716.6 million for the year ended December 31, 2014, an increase of $86.7 million or 12.1%. Our recent acquisitions within the Decision Analytics segment accounted for an increase of $82.4 million in cost of revenues, of which $6.0 million were non-recurring equity compensation associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $4.3 million or 0.6%. The increase was primarily due to increases in salaries and employee benefits cost of $18.7 million. Other increases include rent expense of $3.0 million, travel expense of $1.4 million, information technology expense of $0.5 million and other operating costs of $0.9 million. These are offset by a decrease in data costs and data processing fees of $20.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $312.7 million for the year ended December 31, 2015 compared to $227.3 million for the year ended December 31, 2014, an increase of $85.4 million or 37.6%. Our recent acquisitions accounted for an increase of $83.7 million in SGA, of which $20.7 million were non-recurring transaction costs associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits, rent expense and professional consulting fees. Excluding the impact of our recent acquisitions, SGA increased $1.7 million or 0.8%. The increase was primarily due to increases in salaries and employee benefits of $3.4 million, information technology expense of $1.0 million, rent expense of $1.1 million, and travel expense of $0.5 million. These increases were offset by a decrease in professional consulting fees of $1.3 million and other general and administrative of $3.0 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $120.6 million for the year ended December 31, 2015 compared to $85.5 million for the year ended December 31, 2014, an increase of $35.1 million or 41.1%. The increase in depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware and related equipment, and depreciation and amortization related to our recent acquisitions of $9.7 million.
Amortization of Intangible Assets
Amortization of intangible assets was $94.8 million for the year ended December 31, 2015 compared to $56.9 million for the year ended December 31, 2014, an increase of $37.9 million or 66.8%. The increase was primarily related to intangible assets related to our recent acquisitions of $44.0 million. Excluding recent acquisitions, the amortization of intangible assets decreased $6.1 million associated with assets from prior acquisitions that have been fully amortized.
Investment Income and Others
Investment income and others, was a gain of $17.0 million for the year ended December 31, 2015 as compared to a gain of $0.2 million for the year ended December 31, 2014, an increase of $16.8 million. The increase was primarily related to a gain of $15.6 million in connection with the exercise and payout of common stock warrants held by us in Eagleview Technology Corporation, or EVT. The remaining increase was mostly attributable to a net gain on foreign currencies.

Gain on Derivative instruments
Gain on derivative instruments was $85.2 million for the year ended December 31, 2015 resulting from the execution of a nonrecurring foreign currency hedging strategy in connection with the acquisition of Wood Mackenzie within our Decision Analytics segment. There was no gain on derivative instruments for the year ended December 31, 2014.
Interest Expense
Interest expense was $121.4 million for the year ended December 31, 2015 compared to $70.0 million for the year ended December 31, 2014, an increase of $51.4 million or 73.3%. The increase is primarily due to the interest on the additional debt incurred in connection with the acquisition of Wood Mackenzie as well as the bridge financing arrangement.
Provision for Income Taxes
The provision for income taxes was $209.9 million for the year ended December 31, 2015 compared to $219.8 million for the year ended December 31, 2014, a decrease of $9.9 million or 4.5%. The effective tax rate was 29.3% for the year ended December 31, 2015 compared to 37.2% for the year ended December 31, 2014.
EBITDA Margin
The EBITDA margin for our consolidated results was 51.0% for the year ended December 31, 2015 compared to 48.8% for the year ended December 31, 2014. The non-recurring derivative gain offset by the transaction costs related to the Wood Mackenzie acquisition and the EVT warrant exercise and payout positively impacted our EBITDA margin by 3.6% for year ended December 31, 2015. The discontinued operations including the gain on the sale of our mortgage services business increased our margin by 2.8% for the year ended December 31, 2014.
Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $1,379.8 million for the year ended December 31, 2015 compared to $1,096.1 million for the year ended December 31, 2014, an increase of $283.7 million or 25.9% . Our recent acquisitions accounted for an increase of $219.6 million in revenues for the year ended December 31, 2015. Excluding recent acquisitions, our Decision Analytics revenue increased $64.1 million or 5.9%.
Our revenue by category for the periods presented is set forth below for the years ended December 31:

	2015	2014	Percentage Change
	(In thousands)
Insurance	$647,161	$598,757	8.1%
Financial services	116,556	96,763	20.5%
Healthcare	307,291	315,628	(2.6)%
Energy and specialized markets	308,811	84,926	263.6%
Total Decision Analytics	$1,379,819	$1,096,074	25.9%
Our insurance revenue increased $48.4 million or 8.1% primarily due to an increase within our loss quantification solutions, insurance anti-fraud claims revenue, underwriting solutions, and catastrophe modeling services.
Our financial services revenue increased $19.7 million or 20.5%, primarily due to a media effectiveness project revenue that occurred in the first quarter and the continued demand for our analytic solutions and services.
Our healthcare revenue decreased $8.3 million or 2.6% primarily due to changes in our customer contract language related to our revenue and quality intelligence solution. For comparability, had the contract language also been in effect in the prior period, our revenue growth would have been 6.2%.
Our energy and specialized markets revenue, formerly named specialized markets revenue, increased $223.9 million or 263.6%, primarily due to the recent acquisitions. Excluding the recent acquisitions' revenue of $219.6 million, our specialized markets revenue increased $4.3 million or 5.1%, primarily due to growth in our environmental health and safety services and weather risk solutions, and was partially offset by lower activity related to government contracts.
Cost of Revenues
Cost of revenues for our Decision Analytics segment was $603.3 million for the year ended December 31, 2015 compared to $508.4 million for the year ended December 31, 2014, an increase of $94.9 million or 18.7%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $82.4 million in cost of revenues of which $6.0 million were non-recurring equity compensation associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased by $12.5 million or 2.5%. This increase is primarily due to increases in salary and employee benefits of $27.5 million, rent expense of $3.2 million, information technology expense of $0.8 million, travel expense of $0.5 million, and other operating costs of $1.7 million. These increases were offset by a decrease in data costs and data processing fees of $21.2 million (mostly related to the change in our customer contract terms within our healthcare vertical described above).
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $230.9 million for the year ended December 31, 2015 compared to $153.5 million for the year ended December 31, 2014, an increase of $77.4 million or 50.4%. Our recent acquisitions within the Decision Analytics segment accounted for an increase of $83.7 million in SGA of which $20.7 million were non-recurring transaction costs associated with the Wood Mackenzie acquisition and the remaining amount was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA decreased $6.3 million or 4.1%. The decrease was primarily due to decreases in salary and employee benefits of $3.2 million, professional fees of $0.9 million and other general expenses of $3.1 million. These decreases were offset by increases in information technology expense of $0.5 million, travel expense of $0.2 million and rent expense of $0.2 million.
EBITDA Margin
The EBITDA margin for our Decision Analytics segment including our discontinued operations, was 46.9% for the year ended December 31, 2015 and 44.2% for the year ended December 31, 2014. The non-recurring derivative gain offset by the transaction costs related to the Wood Mackenzie acquisition and the EVT warrant exercise and payout positively impacted our EBITDA margin by 5.4% for year ended December 31, 2015. The discontinued operations, including the gain on sale of the mortgage services business, increased our margin by 4.6% for the year ended December 31, 2014.
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $688.2 million for the year ended December 31, 2015 as compared to $650.6 million for the year ended December 31, 2014, an increase of $37.6 million or 5.8%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs’ solutions as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below for the years ended December 31:

	2015	2014	Percentage Change
	(In thousands)
Industry-standard insurance programs	$524,606	$495,065	6.0%
Property-specific rating and underwriting information	163,585	155,587	5.1%
Total Risk Assessment	$688,191	$650,652	5.8%

Cost of Revenues
Cost of revenues for our Risk Assessment segment was $200.0 million for the year ended December 31, 2015 compared to $208.2 million for the year ended December 31, 2014, a decrease of $8.2 million or 4.0%. The decrease was primarily due to a decrease in salaries and employee benefits costs of $8.8 million related to a slight reduction in headcount that occurred in the fourth quarter in 2014. Other decreases were related to information technology expenses of $0.3 million, rent expense of $0.2 million, and other operating costs of $0.8 million. These decreases were offset by increases in data costs and data processing fees of $1.0 million and travel expenses of $0.9 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $81.8 million for the year ended December 31, 2015 compared to $73.8 million for the year ended December 31, 2014, an increase of $8.0 million or 10.8%. The increase was primarily due to increases in salaries and employee benefits of $6.6 million, rent expense of $0.9 million, information technology expense of $0.5 million, travel expense of $0.3 million and other general expenses of $0.1 million. These increases were offset by a decrease in professional consulting fees of $0.4 million.
EBITDA Margin
The EBITDA margin for our Risk Assessment segment was 59.1% for the year ended December 31, 2015 compared to 56.7% for the year ended December 31, 2014. The increase in margin is primarily attributed to operating leverage in the segment as well as cost efficiencies.
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
Investment Income and Others, Net
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
Quarterly Results of Operations
The following table sets forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2015. In management’s opinion, the quarterly data has been prepared on the same basis as the audited consolidated financial statements included in this annual report on Form 10-K, and reflects all necessary adjustments for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
	2015				2015
	(in thousands, except for per share data)
Statement of operations data:
Revenues	$459,397	$497,650	$550,401	$560,562	$2,068,010
Operating income	$178,292	$153,722	$208,880	$195,668	$736,562
Income from continuing operations	$98,686	$163,320	$131,814	$113,757	$507,577
Net income	$98,686	$163,320	$131,814	$113,757	$507,577
Basic net income per share:	$0.62	$0.99	$0.78	$0.67	$3.07
Diluted net income per share:	$0.61	$0.97	$0.77	$0.66	$3.01
	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
	2014				2014
	(in thousands, except for per share data)
Statement of operations data:
Revenues	$409,643	$423,554	$448,665	$464,864	$1,746,726
Operating income	$148,843	$159,066	$175,490	$177,047	$660,446
Income from continuing operations	$84,441	$88,099	$99,015	$99,310	$370,865
Income from discontinued operations	$31,117	$—	$—	$(1,940)	$29,177
Net income	$115,558	$88,099	$99,015	$97,370	$400,042
Basic net income per share:	$0.69	$0.53	$0.60	$0.59	$2.41
Diluted net income per share:	$0.68	$0.52	$0.58	$0.58	$2.37

Liquidity and Capital Resources
As of December 31, 2015 and 2014, we had cash and cash equivalents and available-for-sale securities of $141.9 million and $43.2 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
We have historically managed the business with a working capital deficit due to the fact that, as described above, we offer our solutions and services primarily through annual subscriptions or long-term contracts, which are generally prepaid quarterly or annually in advance of the services being rendered. When cash is received for prepayment of invoices, we record an asset (cash and cash equivalents) on our balance sheet with the offset recorded as a current liability (deferred revenues). This current liability is deferred revenue that does not require a direct cash outflow since our customers have prepaid and are obligated to purchase the services. In most businesses, growth in revenue typically leads to an increase in the accounts receivable balance causing a use of cash as a company grows. Unlike these businesses, our cash position is favorably affected by revenue growth, which results in a source of cash due to our customers prepaying for most of our services.
Our capital expenditures as a percentage of revenues for the years ended December 31, 2015 and 2014, were 8.0% and 8.4%, respectively. We estimate our capital expenditures for 2016 will be approximately $175 million, which primarily consists of expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.”
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2015, 2014 and 2013, we repurchased $20.5 million, $778.5 million and $277.4 million, respectively, of our common stock.
In prior years, we provided pension and postretirement benefits to certain qualifying active employees and retirees. On February 29, 2012, we instituted a hard freeze, which eliminated all future compensation and service credits, to all participants in the pension plans. In April 2012, we completed a voluntary prefunding to our qualified pension plan of $72.0 million, which resulted in a contribution of $78.8 million for the year, of which $28.2 million was the minimum contribution requirement for 2012. As a result of the prefunding, we do not expect to make any contribution in 2016 with respect to our qualified pension plan. Under the postretirement plan, we provided certain healthcare and life insurance benefits to qualifying participants; however, participants are required to pay a stated percentage of the premium coverage. We expect to contribute approximately $1.0 million to the postretirement plan in 2016. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations and the discounts on our senior notes, of $3,170.0 million and $1,430.0 million at December 31, 2015 and 2014, respectively. The debt at December 31, 2015 was primarily issued under senior notes in May 2015, during 2012 and 2011 and borrowings outstanding under the new Credit Facility described below. On May 15, 2015, we completed issuances of senior notes in aggregate principal amounts of $900.0 million and $350.0 million due on June 15, 2025 and June 15, 2045, respectively, that accrue interest at a rate of 4.000% and 5.500%, respectively. Interest is payable semi-annually on both series of senior notes on June 15th and December 15th of each year, beginning on December 15, 2015. The senior notes were issued at a discount of $4.8 million and $1.2 million, respectively, and we incurred debt issuance costs on the senior notes of $7.6 million and $4.1 million, respectively. The discount and debt issuance costs were recorded as "Long-term debt" and "Other assets," respectively, in the accompanying consolidated balance sheets, and these costs will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-K over the life of the respective senior note. The net proceeds from the issuance of these notes were utilized to partially fund the acquisition of Wood Mackenzie. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. As of December 31, 2015, we had senior notes with an aggregate principal amount of $2,300.0 million outstanding, and we were in compliance with our debt covenants.

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

The new Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.75 to 1.0, which ratio steps down to 3.5 to 1.0 at the end of the fourth fiscal quarter ending after the consummation of the acquisition of Wood Mackenzie. We were in compliance with all financial covenants under the new Credit Facility as of December 31, 2015. As of December 31, 2015, we had total combined borrowings under the old Credit Facility and new Credit Facility of $1,155.0 million and repaid $445.0 million during the year ended December 31, 2015. Interest on borrowings under the new Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and may range from 12.5 to 25.0 basis points based upon the consolidated funded debt leverage ratio. As of December 31, 2015 and 2014, we had outstanding borrowings under the new Credit Facility and old Credit Facility of $870.0 million and $160.0 million, respectively. All borrowings under the new Credit Facility are and shall continue to remain unsecured. The debt outstanding at December 31, 2015 under the new Credit Facility contains maturity dates in 2016.  Throughout 2016, we plan to repay a portion of this debt through cash from operations and to refinance the remainder through our new Credit Facility. In January and February 2016, we utilized cash from operations to repay a total of $165.0 million of the $870.0 million outstanding borrowings at December 31, 2015 under the new Credit Facility.

As of December 31, 2015, we no longer have any outstanding private placement debt. On April 29, 2015, we repaid $85.0 million and $50.0 million of private placement debt with Prudential Capital Group and New York Life, respectively, that came due utilizing $55.0 million from cash on hand and $80.0 million from borrowings under the Credit Facility. In addition, on May 14, 2015, we prepaid the remaining private placement debt with New York Life of $17.5 million, which had been due on October 26, 2015, and $17.5 million and $50.0 million of remaining private placement debt with Prudential, which had been due on October 26, 2015 and June 15, 2016, respectively. To prepay this debt, we utilized $25.0 million of cash on hand and borrowings from our old Credit Facility of $60.0 million. The contractual costs for the prepayment of this debt was $4.8 million and was recorded to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-K for the year ended December 31, 2015.
On March 10, 2015, in connection with our agreement to acquire Wood Mackenzie, we entered into a commitment letter for a $2,300.0 million 364-day bridge financing arrangement with Bank of America N.A. and Morgan Stanley Bank N.A. acting as joint lead arrangers. This financing arrangement was only to be utilized in the event we did not carry out the debt and equity offerings relating to its acquisition of Wood Mackenzie by a certain date, and was terminated upon the closing of the acquisition. See Note 9 of our consolidated financial statements included within this Form 10-K. We paid fees associated with this financing arrangement of $9.1 million. Due to the completion of the debt and equity offerings, this arrangement was terminated and the full $9.1 million of fees were recorded to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-K for the year ended December 31, 2015.
Cash Flow
The following table summarizes our cash flow data for the years ended December 31:

	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$623,687	$489,452	$506,920
Net cash used in investing activities	$(3,006,317)	$(35,530)	$(145,626)
Net cash provided by (used in) financing activities	$2,481,013	$(579,078)	$(284,472)
Operating Activities

Net cash provided by operating activities increased to $623.7 million for the year ended December 31, 2015 compared to $489.5 million for the year ended December 31, 2014. The increase in net cash provided by operating activities was primarily due to an increase in cash receipts from customers driven by an increase in revenues and operating profit and additional operating cash flow from Wood Mackenzie, partially offset by acquisition fees related to the acquisition of Wood Mackenzie and interest payments on our senior notes that were issued in May 2015.
Net cash provided by operating activities decreased to $489.5 million for the year ended December 31, 2014 compared to $506.9 million for the year ended December 31, 2013. Net cash provided by operating activities was primarily affected by the sale of our mortgage services business and the timing of excess tax benefits from exercised stock options in the first quarter of 2013.
Investing Activities
Net cash used in investing activities was $3,006.3 million and $35.5 million for the years ended December 31, 2015 and 2014, respectively. The change in investing activities was primarily due to the cash used for the acquisition of Wood Mackenzie of $2,889.6 million on May 19, 2015.
Net cash used in investing activities was $35.5 million and $145.6 million for the years ended December 31, 2014 and 2013, respectively. The decrease in net cash used in investing activities was primarily due to the sale of our mortgage services business for $155.0 million on March 11, 2014, partially offset by the acquisition of Maplecroft of $30.1 million.
Financing Activities
Net cash provided by financing activities was $2,481.0 million for the year ended December 31, 2015 and net cash used in financing activities was $579.1 million for the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2015 was primarily related to the net proceeds from the debt and equity offerings of $1,244.0 million and $720.8 million, respectively, and other borrowings from our old and new Credit Facilities, partially offset by repurchases of common stock $20.5 million. Net cash used in financing activities for the year ended December 31, 2014 was primarily related to the repurchase of common stock of $778.5 million, partially offset by proceeds from stock option exercises and other stock option related items of $47.2 million.
Net cash used in financing activities was $579.1 million and $284.5 million for the years ended December 31, 2014 and 2013, respectively. The increase of net cash used in financing activities for the year ended December 31, 2014 was primarily due to the repurchase of common stock of $778.5 million related to the ASR, partially offset by net debt draw downs of $160.0 million.
Contractual Obligations
The following table summarizes our contractual obligations and commercial commitments at December 31, 2015 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(In thousands)
Contractual obligations
Long-term debt, current portion of long-term debt and interest	$3,480,575	$107,975	$215,950	$442,083	$2,714,567
Operating leases	446,564	46,245	82,864	77,990	239,465
Pension and postretirement plans (1)	41,236	3,189	5,715	5,281	27,051
Capital lease obligations	7,378	4,976	2,098	273	31
Other long-term liabilities (2)	21,016	19,338	831	303	544
Total (3)	$3,996,769	$181,723	$307,458	$525,930	$2,981,658

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)
Other long-term liabilities consist of our ESOP contributions and employee-related deferred compensation plan. We also have a deferred compensation plan for our Board of Directors; however, based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table.

(3)
Unrecognized tax benefits of approximately $14.5 million have been recorded as liabilities in accordance with ASC 740, which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $2.8 million.

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
We invoice our customers in annual, quarterly, or monthly installments. Amounts billed and collected in advance are recorded as deferred revenues on the balance sheet and are recognized as the services are performed and revenue recognition criteria are met.
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
As of December 31, 2015, we had goodwill and net intangible assets of $4,511.6 million, which represents 80.3% of our total assets. During 2015, we performed an impairment test as of June 30, 2015 and confirmed that no impairment charge was necessary. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, useful lives and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for determining the fair value of our reporting units. To mitigate undue influence, we set criteria and benchmarks that are reviewed and approved by various levels of management and reviewed by other independent parties. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill. As part of this regular process, the Company conducted the annual impairment test of our newly acquired energy reporting unit at June 30, 2015, at which time the fair value exceeded its carrying value by less than 5%.  This outcome is consistent with the Company’s expectation due to the proximity of the impairment test date of June 30 to the acquisition date of May 19, 2015. Our valuation has not indicated any impairment of our goodwill asset of $3,134.8 million as of December 31, 2015. For the year ended December 31, 2015, there were no impairment indicators related to our intangible assets.
There was a significant estimate this year related to the acquisition of Wood Mackenzie. The preliminarily estimated fair values of the tangible and intangible assets acquired and liabilities assumed in connection with the purchase of Wood Mackenzie have been recognized in the accompanying consolidated balance sheets based on known facts that existed on the date of acquisition. The excess of the purchase price over the preliminary fair values of the net tangible and intangible assets was recorded as goodwill. We determined the estimated fair values of the assets and liabilities of Wood Mackenzie with the assistance of valuations performed by third party specialists, discounted cash flow analysis and estimates made by management. These estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date) and may have a significant impact on the consolidated financial statements. See Note 9 of our consolidated financial statements included in this Form 10-K for further information.
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
In determining the discount rate, we utilize quoted rates from long-term bond indices, and changes in long-term bond rates over the past year, cash flow models and other data sources we consider reasonable based upon the life expectancy and mortality rate of eligible employees. As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our separate projected cash flows for both the pension and postretirement plans. Our separate benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better at the measurement date. The output from the actuarial models are assessed against the prior year’s discount rate and quoted rates for long-term bond indices. For our pension plans at December 31, 2015, we determined this rate to be 4.73%, an increase of 0.74% from the 3.99% rate used at December 31, 2014. Our postretirement rate is 3.25% at December 31, 2015, an increase of 0.25% from the 3.00% used at December 31, 2014.
The expected return on plan assets is determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast adjusted based on our target investment allocation, and the current economic environment. Our pension asset investment guidelines target an investment portfolio allocation of 40.00% debt securities and

60.00% equity securities. As of December 31, 2015, the pension plan assets were allocated 39.60% debt, 60.00% equity securities and 0.40% other. The VEBA Plan target allocation is 100% debt. We have used our target investment allocation to derive the expected return as we believe this allocation will be retained on an ongoing basis that will be commensurate with the projected cash flows of the plan. The expected return for each investment category within our target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the qualified pension plan and postretirement plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit (credits) costs. We believe these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.
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
A one percent change in discount rate and future rate of return on plan assets would have the following effects:

	Pension				Postretirement
	1% Decrease		1% Increase		1% Decrease		1% Increase
	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation
	(In thousands)
Discount Rate	$(735)	$45,968	$349	$(38,530)	$(50)	$1,220	$42	$(1,083)
Expected Rate of Return on Assets	$4,591	$—	$(4,591)	$—	$141	$—	$(141)	$—
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
We estimate unrecognized tax positions of $0.5 million that may be recognized by December 31, 2016, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.
As of December 31, 2015, we have gross federal, state, and foreign income tax net operating loss carryforwards of $56.6 million, which will expire at various dates from 2016 through 2035. Such net operating loss carryforwards expire as follows:

(In thousands)
2016 - 2023	$3,428
2024 - 2028	12,418
2029 - 2035	40,720
$56,566

The net deferred income tax liability of $396.4 million consists primarily of timing differences involving depreciation and amortization.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2(s) to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. At December 31, 2015, we had borrowings outstanding under our credit facility of $870.0 million, which bear interest at variable rates based on LIBOR plus 1.125% to 1.625%, depending on certain ratios defined in the credit agreement. A change in interest rates on variable rate debt impacts our pre-tax income and cash flows, but does not impact the fair value of the instruments. Based on our overall interest rate exposure at December 31, 2015, a one percent change in interest rate would result in a change in annual pre-tax interest expense of approximately $8.7 million based on our current borrowing levels.
Foreign Currency Risk

Our foreign-based businesses and results of operations are exposed to movements in the U.S. dollar to British pounds and other foreign currency exchange rates. A portion of our revenue is denominated in British pounds and other foreign currencies. If the U.S. dollar strengthens against British pounds and other foreign currencies, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in British pounds and other foreign currencies. If British pounds and other foreign currencies strengthen, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to British pounds and other foreign currency exchange rates did not have a material effect on our revenue for the year ended December 31, 2015. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.

Item 8.	Financial Statements and Supplementary Data
The information required by this Item is set forth on pages 49 through 98 of this annual report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K for the Company and our subsidiaries other than Wood Mackenzie and its subsidiaries which we acquired on May 19, 2015, Infield which we acquired on November 6, 2015 and PCI which we acquired on November 20, 2015. Management excluded from its assessment the internal control over financial reporting at Wood Mackenzie and subsidiaries, Infield, and PCI and collectively represented approximately 4.9% of total assets, and 10.2% of revenues as of and for the year ended December 31, 2015. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting as of December 31, 2015 is set forth in Item 8. Financial Statement and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm
The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of December 31, 2015 is set forth in Item 8. Financial Statement and Supplementary Data.
Changes in Internal Control Over Financial Reporting
We are in the process of integrating Wood Mackenzie and its subsidiaries, Infield and PCI (which we acquired in May 2015 and November 2015, respectively) into our overall internal control over financial reporting process. Other than this ongoing integration, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10. is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2015 (the “Proxy Statement”).

Item 11.	Executive Compensation
The information required to be furnished by this Item 11. is incorporated herein by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be furnished by this Item 12. is incorporated herein by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required to be furnished by this Item 13. is incorporated herein by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required to be furnished by this Item 14. is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a) The following documents are filed as part of this report.

(1)	Financial Statements. See Index to Financial Statements and Schedules in Part II, Item 8. on this Form 10-K.

(2)	Financial Statement Schedule. See Schedule II. Valuation and Qualifying Accounts and Reserves.

(3)	Exhibits. See Index to Exhibits in this annual report on Form 10-K.

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
Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2015.

Management excluded from its assessment the internal control over financial reporting at Wood Mackenzie Limited ("Wood Mackenzie"), which was acquired on May 19, 2015, Infield Systems Limited ("Infield"), which was acquired on November 6, 2015, and The PCI Group ("PCI"), which was acquired on November 20, 2015. The excluded financial statements of the acquisitions constitute approximately 4.9% of total assets and 10.2% of total revenues collectively included within our consolidated financial statement amounts as of and for the year ended December 31, 2015. Due to the timing of the acquisitions, management did not assess the effectiveness of internal control over financial reporting for Wood Mackenzie, Infield and PCI.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Verisk Analytics, Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verisk Analytics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control ---- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Verisk Analytics, Inc.
Jersey City, New Jersey

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Wood Mackenzie Limited, which was acquired on May 19, 2015, Infield Systems Limited, which was acquired on November 6, 2015, and The PCI Group, which was acquired on November 20, 2015. The financial statements of these acquisitions constitute 4.9% of total assets and 10.2% of revenues collectively of the consolidated financial statements of the Company as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at WoodMackenzie Limited, Infield Systems Limited or The PCI Group. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 23, 2016

VERISK ANALYTICS, INC
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

	2015	2014
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$138,348	$39,359
Available-for-sale securities	3,576	3,801
Accounts receivable, net	320,099	220,668
Prepaid expenses	40,741	31,496
Deferred income taxes, net	—	4,772
Income taxes receivable	48,853	65,512
Other current assets	52,952	18,875
Total current assets	604,569	384,483
Noncurrent assets:
Fixed assets, net	418,168	302,273
Intangible assets, net	1,376,745	406,476
Goodwill	3,134,826	1,207,146
Pension assets	32,922	18,589
Other assets	48,697	26,363
Total assets	$5,615,927	$2,345,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$245,664	$180,726
Short-term debt and current portion of long-term debt	874,811	336,058
Pension and postretirement benefits, current	1,831	1,894
Deferred revenues	356,951	252,592
Total current liabilities	1,479,257	771,270
Noncurrent liabilities:
Long-term debt	2,293,179	1,100,874
Pension benefits	12,971	13,805
Postretirement benefits	1,981	2,410
Deferred income taxes, net	396,430	202,540
Other liabilities	60,098	43,388
Total liabilities	4,243,916	2,134,287
Commitments and contingencies
Stockholders’ equity:
Verisk common stock, $.001 par value; 2,000,000,000 and 1,200,000,000 shares authorized, respectively; 544,003,038 shares issued and 169,424,981 and 157,913,227 shares outstanding, respectively	137	137
Unearned KSOP contributions	—	(161)
Additional paid-in capital	2,023,390	1,171,196
Treasury stock, at cost, 374,578,057 and 386,089,811 shares, respectively	(2,571,190)	(2,533,764)
Retained earnings	2,161,726	1,654,149
Accumulated other comprehensive losses	(242,052)	(80,514)
Total stockholders’ equity	1,372,011	211,043
Total liabilities and stockholders’ equity	$5,615,927	$2,345,330

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands, except for share and per share data)
Revenues	$2,068,010	$1,746,726	$1,595,703
Expenses:
Cost of revenues (exclusive of items shown separately below)	803,274	716,598	622,523
Selling, general and administrative	312,690	227,306	228,982
Depreciation and amortization of fixed assets	120,620	85,506	66,190
Amortization of intangible assets	94,864	56,870	63,741
Total expenses	1,331,448	1,086,280	981,436
Operating income	736,562	660,446	614,267
Other income (expense):
Investment income and others, net	17,003	158	609
Gain on derivative instruments	85,187	—	—
Interest expense	(121,316)	(69,984)	(76,136)
Total other expense, net	(19,126)	(69,826)	(75,527)
Income before income taxes	717,436	590,620	538,740
Provision for income taxes	(209,859)	(219,755)	(196,426)
Income from continuing operations	507,577	370,865	342,314
Income from discontinued operations, net of tax of $0, $25,305 and $4,753, respectively (Note 10)	—	29,177	6,066
Net income	$507,577	$400,042	$348,380
Basic net income per share:
Income from continuing operations	$3.07	$2.24	$2.04
Income from discontinued operations	—	0.17	0.03
Basic net income per share	$3.07	$2.41	$2.07
Diluted net income per share:
Income from continuing operations	$3.01	$2.20	$1.99
Income from discontinued operations	—	0.17	0.03
Diluted net income per share	$3.01	$2.37	$2.02
Weighted average shares outstanding:
Basic	165,090,380	165,823,803	168,031,412
Diluted	168,451,343	169,132,423	172,276,360

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
Net income	$507,577	$400,042	$348,380
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(162,742)	(1,286)	(840)
Unrealized holding gain (loss) on available-for-sale securities	113	(35)	(147)
Pension and postretirement adjustment	1,091	(35,705)	46,659
Total other comprehensive (loss) income	(161,538)	(37,026)	45,672
Comprehensive income	$346,039	$363,016	$394,052

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2015, 2014 and 2013

			Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	Common Stock Issued	Par Value
	(In thousands, except for share data)
Balance, January 1, 2013	544,003,038	$137	$(483)	$1,044,746	$(1,605,376)	$905,727	$(89,160)	$255,591
Net income	—	—	—	—	—	348,380	—	348,380
Other comprehensive income	—	—	—	—	—	—	45,672	45,672
Treasury stock acquired (4,532,552 shares)	—	—	—	—	(278,938)	—	—	(278,938)
KSOP shares earned	—	—	177	14,753	—	—	—	14,930
Stock options exercised, including tax benefit of $57,065 (4,076,750 shares reissued from treasury stock)	—	—	—	119,236	18,523	—	—	137,759
Restricted stock lapsed, including tax benefit of $991 (150,668 shares reissued from treasury stock)	—	—	—	333	658	—	—	991
Employee stock purchase plan (27,879 shares reissued from treasury stock)	—	—	—	1,533	129	—	—	1,662
Stock based compensation	—	—	—	21,087	—	—	—	21,087
Other stock issuances (8,109 shares reissued from treasury stock)	—	—	—	418	37	—	—	455
Balance, December 31, 2013	544,003,038	137	(306)	1,202,106	(1,864,967)	1,254,107	(43,488)	547,589
Net income	—	—	—	—	—	400,042	—	400,042
Other comprehensive loss	—	—	—	—	—	—	(37,026)	(37,026)
Treasury stock acquired (10,802,087 shares)	—	—	—	(100,000)	(675,446)	—	—	(775,446)
KSOP shares earned	—	—	145	15,206	—	—	—	15,351
Stock options exercised, including tax benefit of $15,438 (1,091,746 shares reissued from treasury stock)	—	—	—	34,011	5,781	—	—	39,792
Restricted stock lapsed, including tax benefit of $550 (134,713 shares reissued from treasury stock)	—	—	—	(148)	698	—	—	550
Employee stock purchase plan (26,953 shares reissued from treasury stock)	—	—	—	1,414	149	—	—	1,563
Stock based compensation	—	—	—	20,011	—	—	—	20,011
Net share settlement from restricted stock awards (27,159 shares withheld for tax settlement)	—	—	—	(1,625)	—	—	—	(1,625)
Other stock issuances (3,975 shares reissued from treasury stock)	—	—	—	221	21	—	—	242
Balance, December 31, 2014	544,003,038	137	(161)	1,171,196	(2,533,764)	1,654,149	(80,514)	211,043
Net income	—	—	—	—	—	507,577	—	507,577
Other comprehensive loss	—	—	—	—	—	—	(161,538)	(161,538)
Treasury stock acquired (1,088,474 shares)	—	—	—	100,000	(120,456)	—	—	(20,456)
KSOP shares earned (47,686 shares reissued from treasury stock)	—	—	161	13,588	327	—	—	14,076
Shares issued from equity offering (10,604,000 shares reissued from treasury stock)	—	—	—	651,258	69,590	—	—	720,848
Stock options exercised, including tax benefit of $27,992 (1,739,847 shares reissued from treasury stock)	—	—	—	57,503	11,730	—	—	69,233
Restricted stock lapsed, including tax benefit of $1,238 (177,252 shares reissued from treasury stock)	—	—	—	68	1,170	—	—	1,238
Employee stock purchase plan (25,599 shares reissued from treasury stock)	—	—	—	1,625	173	—	—	1,798
Stock based compensation	—	—	—	30,116	—	—	—	30,116
Net share settlement from restricted stock awards (32,882 shares withheld for tax settlement)	—	—	—	(2,350)	—	—	—	(2,350)
Other stock issuances (5,844 shares reissued from treasury stock)	—	—	—	386	40	—	—	426
Balance, December 31, 2015	544,003,038	$137	$—	$2,023,390	$(2,571,190)	$2,161,726	$(242,052)	$1,372,011

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$507,577	$400,042	$348,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	120,620	86,501	70,279
Amortization of intangible assets	94,864	56,982	64,299
Amortization of debt issuance costs and original issue discount	12,899	2,638	2,713
Allowance for doubtful accounts	1,305	1,814	2,482
KSOP compensation expense	14,076	15,351	14,930
Stock based compensation	30,542	20,253	21,087
Gain on derivative instruments	(85,187)	—	—
Gain on sale of subsidiary	—	(65,410)	—
Realized loss (gain) on securities, net	200	(257)	92
Gain on exercise of common stock warrants	(15,602)	—	—
Deferred income taxes	(4,050)	24,491	44,140
Loss on disposal of fixed assets	379	1,048	628
Excess tax benefits from exercised stock options	(40,147)	(22,566)	(109,946)
Loss on extinguishment of convertible note	547	—	—
Other operating activities, net	—	—	448
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(14,609)	(54,515)	2,106
Prepaid expenses and other assets	12,000	(9,625)	(2,386)
Income taxes	51,580	13,760	39,661
Accounts payable and accrued liabilities	(8,832)	12,675	34,022
Deferred revenues	(43,546)	22,114	26,970
Pension and postretirement benefits	(13,704)	(14,802)	(11,392)
Other liabilities	2,775	(1,042)	(41,593)
Net cash provided by operating activities	623,687	489,452	506,920
Cash flows from investing activities:
Acquisitions, net of cash acquired of $40,803, $304 and $0, respectively	(2,858,233)	(35,192)	(983)
Purchase of non-controlling interest in non-public companies	(101)	(5,000)	—
Proceeds from sale of subsidiary	—	151,170	—
Proceeds from extinguishment of convertible note	453	—	—
Escrow funding associated with acquisitions	(83,411)	—	—
Proceeds from release of acquisition related escrows	—	—	280
Proceeds from the settlement of derivative instruments	85,187	—	—
Capital expenditures	(166,138)	(146,818)	(145,976)
Purchases of available-for-sale securities	(165)	(203)	(5,870)
Proceeds from sales and maturities of available-for-sale securities	388	513	7,484
Cash received from the exercise of common stock warrants	15,602	—	—
Other investing activities, net	101	—	(561)
Net cash used in investing activities	(3,006,317)	(35,530)	(145,626)

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For The Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	1,243,966	—	—
Repayments of current portion of long-term debt	(170,000)	—	(180,000)
Repayments of long-term debt	(50,000)	—	—
Proceeds from issuance of short-term debt with original maturities greater than three months	830,000	—	—
Repayment of short-term debt with original maturities greater than three months	(15,000)	—	—
(Repayments) proceeds from short-term debt, net	(105,000)	160,000	(10,000)
Payment of debt issuance costs	(23,942)	(465)	(605)
Repurchases of common stock	(20,456)	(778,484)	(277,411)
Net share settlement of taxes from restricted stock awards	(2,350)	(1,625)	—
Excess tax benefits from exercised stock options	40,147	22,566	109,946
Proceeds from stock options exercised	38,831	24,648	80,368
Proceeds from issuance of stock as part of a public offering	720,848	—	—
Other financing activities, net	(6,031)	(5,718)	(6,770)
Net cash provided by (used in) financing activities	2,481,013	(579,078)	(284,472)
Effect of exchange rate changes	606	(1,286)	(840)
Increase (decrease) in cash and cash equivalents	98,989	(126,442)	75,982
Cash and cash equivalents, beginning of period	39,359	165,801	89,819
Cash and cash equivalents, end of period	$138,348	$39,359	$165,801
Supplemental disclosures:
Taxes paid	$158,494	$205,498	$126,846
Interest paid	$106,098	$67,231	$75,084
Non-cash investing and financing activities:
Repurchases of common stock included in accounts payable and accrued liabilities	$—	$—	$3,038
Deferred tax liability established on the date of acquisitions	$213,048	$2,654	$1,187
Tenant improvement allowance	$1,588	$9,134	$—
Capital lease obligations	$1,720	$6,044	$10,512
Capital expenditures included in accounts payable and accrued liabilities	$2,777	$76	$5,960

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share data, unless otherwise stated)
1.    Organization:
Verisk Analytics, Inc. and its consolidated subsidiaries (“Verisk” or the “Company”) enable risk-bearing businesses to better understand and manage their risks. The Company provides its customers proprietary data that, combined with analytic methods, create embedded decision support solutions. The Company is one of the largest aggregators and providers of data pertaining to property and casualty (“P&C”) insurance risks in the United States of America (“U.S.”). The Company offers predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, global risk analytics, natural resources intelligence, economic forecasting, and many other fields.
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
2.    Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, acquisition related liabilities, fair value of stock based compensation, assets and liabilities for pension and postretirement benefits, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. As of December 31, 2013, the Company's mortgage services business qualified as assets held-for-sale. The mortgage services business was sold on March 11, 2014. The results of operations for the Company's mortgage services business are reported as a discontinued operation for the years ended December 31, 2014 and 2013 (See Note 10).
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
Energy and Specialized Markets
The Company provides hosting solutions that give continuous access to research information such as data analytics and commercial intelligence for the energy, chemicals, metals and mining verticals. For the hosting arrangements, whereby the customer does not have the right to take possession of the software, which include PCS throughout the hosting term, revenues from these multiple element arrangements are recognized in accordance with ASC 605-25. The Company recognizes revenue ratably over the duration of the license term, since the contractual elements do not have stand alone value. Specialized markets consist of term-based software licenses. These software arrangements include PCS, which includes unspecified upgrades on a when-and-if available basis. The Company recognizes software license revenue ratably over the duration of the annual license term as VSOE of PCS, the only remaining undelivered element, cannot be established in accordance with ASC 985-605. The PCS associated with these arrangements is coterminous with

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the duration of the license term. In certain instances, the customers are billed for access on a monthly basis for the term-based software licenses and the Company recognizes revenue accordingly. In addition, specialized markets are comprised of transaction-based fees recognized as information is delivered to customers, provided that all other revenue recognition criteria have been met.
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
There are also services within energy and specialized markets, which are comprised of transaction-based fees recognized as information is delivered to customers, provided that all other revenue recognition criteria have been met.
(c)    Deferred Revenues
The Company invoices its customers in annual, quarterly, monthly or milestone installments. Amounts billed and collected in advance of earnings are recorded as “Deferred revenues” in the accompanying consolidated balance sheets and are recognized as the services are performed and the applicable revenue recognition criteria are met.
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
(e)    Capital and Operating Leases
The Company leases various property, plant and equipment. Leased property is accounted for under ASC 840, Leases (“ASC 840”). Accordingly, leased property that meets certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of assets accounted for as capital leases is computed utilizing the straight-line method over the shorter of the remaining lease term or the estimated useful life (principally three to four years for computer equipment and automobiles).
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)    Investments
The Company’s investments at December 31, 2015 and 2014 included registered investment companies and equity investments in non-public companies. The Company accounts for short-term investments in accordance with ASC 320, Investments-Debt and Equity Securities (“ASC 320”).
There were no investments classified as trading securities at December 31, 2015 or 2014. All investments with readily determinable market values are classified as available-for-sale. While these investments are not held with the specific intention to sell them, they may be sold to support the Company’s investment strategies. All available-for-sale investments are carried at fair value. The cost of all available-for-sale investments sold is based on the specific identification method, with the exception of mutual fund-based investments, which is based on the weighted average cost method. Dividend income is accrued on the ex-dividend date.
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
(g)    Fair Value of Financial and Non-financial Instruments
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
(i)    Foreign Currency
The Company has determined local currencies are the functional currencies of the foreign operations. The assets and liabilities of foreign subsidiaries are translated at the period-end rate of exchange and statement of operations items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of “Accumulated other comprehensive losses” in the accompanying consolidated statements of changes in stockholders’ equity.
(j)    Stock Based Compensation
The Company follows ASC 718, Stock Compensation (“ASC 718”). Under ASC 718, stock based compensation cost is measured at the grant date, based on the fair value of the awards granted, and is recognized as expense over the requisite service period.
Other equity awards, including restricted stock, are valued at the closing price of the Company’s common stock on the grant date. Restricted stock generally has a service vesting period of four years and the Company recognizes the expense ratably over this service vesting period.

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
(k)    Research and Development Costs
Research and development costs, which are primarily related to the personnel and related overhead costs incurred in developing new services for customers, are expensed as incurred. Such costs were $22,737, $25,508 and $21,426 for the years ended December 31, 2015, 2014 and 2013, respectively, and were included in the accompanying consolidated statements of operations.
(l)    Advertising Costs
Advertising costs, which are primarily associated with promoting the Company’s brand, names and solutions provided, are expensed as incurred. Such costs were $7,125, $6,360 and $8,457 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The Company follows ASC 740-10, Income Taxes (“ASC 740-10”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized based on the technical merits when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. Income tax positions must meet a more likely than not recognition threshold in accordance with ASC 740-10. This standard also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p)    Product Warranty Obligations
The Company provides warranty coverage for certain of its solutions. The Company recognizes a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2015 and 2014, product warranty obligations were not material.
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
(r)    Goodwill
Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30 or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company completed the required annual impairment test as of June 30, 2015, which resulted in no impairment of goodwill in 2015. This test compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of the goodwill.
(s)    Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU No. 2015-03"). The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected not to early adopt. The adoption of ASU No. 2015-03 is not expected to have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU No. 2015-05"). This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. ASU No. 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company has elected to adopt ASU No. 2015-05 in 2016. The adoption of ASU No. 2015-05 is not expected to have a material impact on the Company's consolidated financial statements.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU No. 2015-15"). ASU No. 2015-15 clarifies that ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. As a result, an entity may present debt issuance costs related to line-of-credit arrangements as an asset instead of as a direct deduction from the carrying amount of the debt. The Company has elected not to early adopt ASU No. 2015-15. The adoption of ASU No. 2015-15 is not expected to have a material impact on the Company's consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16"). ASU No. 2015-16 requires, for business combinations, that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for reporting periods for which financial statements have not been issued. The Company has elected to early adopt ASU No. 2015-16 on a prospective basis. Adoption of this guidance did not have a material impact on the results of operations or financial position (see Note 9).
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU No. 2015-17"). This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU No. 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the net current deferred tax asset to the net non-current deferred tax asset in the accompanying consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted. The Company applied this guidance to its current fiscal year ending December 31, 2015. Adoption of this guidance did not have a material impact on the results of operations or financial position (see Note 12).
3.    Concentration of Credit Risk:
Financial instruments that potentially expose the Company to credit risk consist primarily of cash and cash equivalents, available for sale securities and accounts receivable, which are generally not collateralized. The Company maintains its cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. The total domestic cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250 per bank at December 31, 2015 and 2014. At December 31, 2015 and 2014, the Company had cash balances on deposit that exceeded the balance insured by the FDIC limit by approximately $85,000 and $16,316 with six banks. At December 31, 2015 and 2014, the Company also had cash on deposit with foreign banks of approximately $52,092 and $21,886, respectively.
The Company considers the concentration of credit risk associated with its trade accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. The Company’s top fifty customers represent approximately 36% of revenues for 2015, 41% for 2014 and 38% for 2013 with no individual customer accounting for more than 2% of revenues during the year ended December 31, 2015, and 5% for 2014 and 3% for 2013. No individual customer comprised more than 3% of accounts receivable at December 31, 2015 and 7% at December 31, 2014.
4.    Cash and Cash Equivalents:
Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.
5.    Accounts Receivable:
Accounts receivable consisted of the following at December 31:

	2015	2014
Billed receivables	$283,509	$203,339
Unbilled receivables	41,660	23,324
Total receivables	325,169	226,663
Less allowance for doubtful accounts	(5,070)	(5,995)
Accounts receivable, net	$320,099	$220,668

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Investments:
Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Loss	Fair Value
December 31, 2015
Registered investment companies	$3,622	$(46)	$3,576
December 31, 2014
Registered investment companies	$4,045	$(244)	$3,801
In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At December 31, 2015 and 2014, the carrying value of such securities was $8,487, and has been included in “Other assets” in the accompanying consolidated balance sheets.
Realized gain (loss) on securities, net, including write downs related to other-than-temporary impairments of available-for-sale securities and other assets, has been included in "Investment income and others" in the accompanying consolidated statements of operations. Realized gain (loss) on securities, net, was as follows for the years ended December 31:

	2015	2014	2013
Gross realized gain on sale of securities	$15,718	$285	$966
Other-than-temporary impairment of securities	(316)	(28)	(84)
Other-than-temporary impairment of non-controlling interest in non-public companies	—	—	(974)
Realized gain (loss) on securities, net	$15,402	$257	$(92)
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
The following table provides information for such assets and liabilities as of December 31, 2015 and 2014. The fair values of cash and cash equivalents (other than money-market funds which are recorded on a reported net asset value basis disclosed below), accounts receivable, accounts payable and accrued liabilities, deferred revenues, Business Combinations (“ASC 805”), short-term debt, and short-term debt expected to be refinanced approximate their carrying amounts because of the short-term nature of these instruments.
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2015
Registered investment companies(1)	$3,576	$3,576	$—
December 31, 2014
Cash equivalents – money-market funds	$3,707	$—	$3,707
Registered investment companies(1)	$3,801	$3,801	$—
(1) Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The fair value of the long-term debt would be a Level 2 liability if the long-term debt was measured at fair value on the consolidated balance sheets. The following table summarizes the carrying value and estimated fair value of the long-term debt as of December 31, 2015 and 2014 respectively:

	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt excluding capitalized leases	$2,290,862	$2,328,134	$1,265,848	$1,371,213
8.    Fixed Assets
The following is a summary of fixed assets:

	Useful Life	Cost	Accumulated Depreciation and Amortization	Net
December 31, 2015
Furniture and office equipment	3-10 years	$250,673	$(167,148)	$83,525
Leasehold improvements	Lease term	71,061	(30,104)	40,957
Purchased software	3 years	130,760	(99,820)	30,940
Software development costs	3 years	410,872	(152,204)	258,668
Leased equipment	3-4 years	33,098	(29,020)	4,078
Total fixed assets		$896,464	$(478,296)	$418,168
December 31, 2014
Furniture and office equipment	3-10 years	$199,199	$(131,055)	$68,144
Leasehold improvements	Lease term	65,212	(27,884)	37,328
Purchased software	3 years	116,089	(80,794)	35,295
Software development costs	3 years	266,559	(111,766)	154,793
Leased equipment	3-4 years	32,776	(26,063)	6,713
Total fixed assets		$679,835	$(377,562)	$302,273
Depreciation and amortization of fixed assets for the years ended December 31, 2015, 2014 and 2013 were $120,620, $85,506 and $66,190, of which $34,842, $19,000 and $12,806 related to amortization of internal-use software development costs, respectively. Amortization expense related to development of software for sale in accordance with ASC 985-20 was $9,228, $4,497 and $3,623 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company had unamortized software development costs that had been capitalized in accordance with ASC 985-20 of $94,733, $34,749 and $29,149 as of December 31, 2015, 2014 and 2013, respectively. Leased equipment includes amounts held under capital leases for automobiles, computer software and computer equipment.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Acquisitions
2015 Acquisitions
On May 19, 2015, the Company acquired 100 percent of the stock of Wood Mackenzie Limited ("Wood Mackenzie") for a net cash purchase price of $2,889,629, including $78,694 of an indemnity escrow, which the Company financed through a combination of debt and equity offerings, borrowings under the Company's new credit facility, and cash on hand. Due to the fact that a portion of the purchase price was funded in pounds sterling and the remainder in U.S. dollars, the Company entered into a foreign currency hedging instrument to purchase pounds sterling. The Company recorded a gain on the hedge of $85,187 within "Gain on derivative instruments" in the accompanying consolidated statements of operations. The proceeds from the gain were utilized to partially fund the acquisition of Wood Mackenzie. Wood Mackenzie is a global provider of data analytics and commercial intelligence for the energy, chemicals, metals and mining verticals. This acquisition advances the Company’s strategy to expand internationally and positions the Company in the global energy market. Wood Mackenzie is included in the energy and specialized markets vertical, formerly named the specialized markets vertical, of the Decision Analytics segment.
On November 6, 2015, the Company acquired 100 percent of the stock of Infield Systems Limited ("Infield"). Infield is a provider of business intelligence, analysis, and research to the oil, gas, and associated marine industries. Infield has become part of Wood Mackenzie and continues to provide services to enhance Wood Mackenzie's upstream and supply chain capabilities in the Decision Analytics segment. The Company paid a net cash purchase price of $13,804. The preliminary purchase price allocation of the acquisition is presented as “Others” in the table below.
On November 20, 2015, the Company acquired 100 percent of the stock of The PCI Group ("PCI"). PCI is a consortium of five specialist companies that offer integrated data and subscriptions research in the chemicals, fibers, films, and plastics sectors. PCI has become part of Wood Mackenzie, a Verisk Analytics business, and continues to provide services to enhance Wood Mackenzie's chemicals capabilities in the Decision Analytics segment. The Company paid a net cash purchase price of $37,387. The preliminary purchase price allocation of the acquisition is presented as “Others” in the table below.
The preliminary purchase price allocations of the acquisitions resulted in the following:

	Wood Mackenzie	Others	Total
Cash and cash equivalents	$35,398	$5,405	$40,803
Accounts receivable	80,825	1,954	82,779
Current assets	97,505	419	97,924
Fixed assets	71,929	267	72,196
Intangible assets	1,111,950	22,172	1,134,122
Goodwill	1,994,018	36,328	2,030,346
Other assets	2,007	5,022	7,029
Total assets acquired	3,393,632	71,567	3,465,199
Current liabilities	110,000	3,437	113,437
Deferred revenues	142,457	2,801	145,258
Deferred income taxes, net	209,032	4,016	213,048
Other liabilities	7,116	4,717	11,833
Total liabilities assumed	468,605	14,971	483,576
Net assets acquired	2,925,027	56,596	2,981,623
Less: Cash acquired	35,398	5,405	40,803
Net cash purchase price	$2,889,629	$51,191	$2,940,820

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary allocations of the purchase price above are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on the consolidated financial statements. During the year ended December 31, 2015, the Company revised the preliminary allocation of purchase price and estimated valuation of intangible assets by recording a decrease to intangible assets of $182,994, a decrease in deferred tax liabilities of $49,944, a decrease in other items of $3,871, and an increase to goodwill of $136,921. These adjustments have been reflected in the above preliminary allocations of the purchase price. The impact of all adjustments have been reflected in the consolidated financial statements as of and for the year ended December 31, 2015. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to fixed assets and operating leases, income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The Company determined the estimated fair values of the assets and liabilities of Wood Mackenzie with the assistance of valuations performed by third party specialists, discounted cash flow analysis and estimates made by management. The preliminary amounts assigned to intangible assets by type for all other acquisitions were based upon the Company's valuation model and historical experiences with entities with similar business characteristics. The preliminary amounts by type for the Wood Mackenzie acquisition are summarized in the table below:

	Weighted Average Useful Life	Total
Technology-based	7 years	$104,663
Marketing-related	20 years	232,935
Customer-related	15 years	278,106
Database-related	20 years	496,246
Total intangible assets		$1,111,950
The goodwill associated with the stock purchases of PCI, Infield and Wood Mackenzie is not deductible for tax purposes. For the year ended December 31, 2015, the Company incurred transaction costs related to these acquisitions of $27,637 included within "Selling, general and administrative" expenses and $13,336 included within "Interest expense" in the accompanying consolidated statements of operations.
Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of Wood Mackenzie occurred at the beginning of 2014. The pro forma information for the year ended December 31, 2015 and 2014 presented below is based on estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had this acquisition been completed at the beginning of 2014. The unaudited pro forma information includes intangible asset amortization charges and incremental borrowing costs as a result of the acquisition, net of related tax, estimated using the Company’s effective tax rate for continuing operations for the periods presented.

	2015	2014
	(unaudited)
Pro forma revenues	$2,207,724	$2,121,241
Pro forma income from continuing operations	$507,416	$425,397
Pro forma basic income from continuing operations per share	$3.07	$2.57
Pro forma diluted income from continuing operations per share	$3.01	$2.52
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
The preliminary purchase price allocation of the acquisition resulted in the following:

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

The goodwill associated with the stock purchase of Maplecroft is not deductible for tax purposes. For the year ended
December 31, 2014, the Company incurred transaction costs related to this acquisition of $349 included within “Selling, general and administrative” expenses in the accompanying consolidated statements of operations. In accordance with ASC 805, the allocation of the purchase price for Maplecroft was revised during the measurement period. Refer to Note 11. Goodwill and Intangible Assets for further discussion.
Acquisition Escrows
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payments. During the year ended December 31, 2015, the Company released $5,144 and $37,005 of indemnity escrows related to the MediConnect Global, Inc. acquisition and the Wood Mackenzie acquisition, respectively. At December 31, 2015 and 2014, the current portion of the escrows amounted to $38,690 and $5,583, and the noncurrent portion of the escrows amounted to $4,591 and $0, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and "Other assets" in the accompanying consolidated balance sheets, respectively.

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

The mortgage services business met the criteria for being reported as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from the discontinued operation for the years ended December 31:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014	2013
Revenues from discontinued operations	$11,512	$109,151

Income from discontinued operations before income taxes (including gain on sale of $65,410 in 2014)	54,482	10,819
Provision for income taxes (including tax on the gain on sale in 2014)	(25,305)	(4,753)
Income from discontinued operations, net of tax	$29,177	$6,066
11.    Goodwill and Intangible Assets:
Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. The Company completed the required annual impairment test as of June 30, 2015, 2014 and 2013, which resulted in no impairment of goodwill. Based on the results of the impairment assessment as of June 30, 2015, the Company determined that the fair value of its reporting units exceeded their respective carrying value. There were no goodwill impairment indicators after the date of the last annual impairment test.
The following is a summary of the change in goodwill from December 31, 2013 through December 31, 2015, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2013 (1)	$55,555	$1,126,126	$1,181,681
Current year acquisitions	—	22,740	22,740
Acquisition related escrow funding	—	2,725	2,725
Goodwill at December 31, 2014 (1)	55,555	1,151,591	1,207,146
Current year acquisitions	—	2,030,346	2,030,346
Purchase accounting reclassifications	—	1,589	1,589
Foreign currency translation adjustment	—	(104,255)	(104,255)
Goodwill at December 31, 2015 (1)	$55,555	$3,079,271	$3,134,826

(1)	These balances are net of accumulated impairment charges of $3,244 that occurred prior to December 31, 2013.
During the year ended December 31, 2015, the Company finalized the purchase accounting for the acquisition of Maplecroft, which resulted in an increase in goodwill of $1,589, an increase in fixed assets of $355, an increase in current liabilities of $163, an increase in other liabilities of $288, a decrease in intangible assets of $2,494, and a decrease in deferred income taxes, net of $1,001. The impact of the finalization of the purchase accounting for these acquisitions was not material to the consolidated statements of operations for the years ended December 31, 2015 and 2014.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
December 31, 2015
Technology-based	8 years	$417,884	$(219,975)	$197,909
Marketing-related	16 years	292,012	(66,214)	225,798
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	653,223	(155,804)	497,419
Database-based	20 years	470,367	(14,748)	455,619
Total intangible assets		$1,840,041	$(463,296)	$1,376,745
December 31, 2014
Technology-based	8 years	$299,705	$(195,698)	$104,007
Marketing-related	5 years	71,504	(54,745)	16,759
Contract-based	6 years	6,555	(6,555)	—
Customer-related	13 years	399,011	(113,301)	285,710
Total intangible assets		$776,775	$(370,299)	$406,476
Amortization expense related to intangible assets for the years ended December 31, 2015, 2014 and 2013, was approximately $94,864, $56,870, and $63,741, respectively. Estimated amortization expense in future periods through 2021 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2016	$120,523
2017	119,616
2018	118,870
2019	117,410
2020	115,955
2021 and thereafter	784,371
Total	$1,376,745
12.    Income Taxes:
Domestic and foreign income from continuing operations before income taxes was as follows:

	2015	2014	2013
U.S.	$605,777	$584,658	$532,933
Foreign	111,659	5,962	5,807
Total income from continuing operations	$717,436	$590,620	$538,740

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes from continuing operations for the years ended December 31 were as follows:

	2015	2014	2013
Current:
Federal	$181,536	$167,683	$134,014
State and local	25,565	26,333	18,764
Foreign	3,414	1,470	1,201
Total current provision for income taxes	210,515	195,486	153,979
Deferred:
Federal	21,969	27,220	37,894
State and local	1,671	(2,740)	4,287
Foreign	(24,296)	(211)	266
Total deferred provision for income taxes	(656)	24,269	42,447
Provision for income taxes	$209,859	$219,755	$196,426
The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows for the years ended December 31:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.6%	2.7%	2.6%
Foreign tax differentials	(6.5)%	(0.1)%	(0.1)%
UK legislative change	(2.0)%	—%	—%
Other	0.2%	(0.4)%	(1.0)%
Effective tax rate for continuing operations	29.3%	37.2%	36.5%
The decrease in the effective tax rate in 2015 compared to 2014 was due to tax benefits related to the Wood Mackenzie acquisition and a U.K. legislative rate reduction.
The tax effects of significant items comprising the Company’s deferred tax assets as of December 31 are as follows:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015	2014
Deferred income tax asset:
Employee wages, pension and other benefits	$26,086	$29,756
Deferred revenue	—	1,835
Deferred rent	6,935	5,463
Net operating loss carryover	2,593	4,292
State tax adjustments	4,334	2,472
Capital and other unrealized losses	3,358	3,255
Other	11,193	4,956
Total	54,499	52,029
Less valuation allowance	(873)	(789)
Deferred income tax asset	53,626	51,240
Deferred income tax liability:
Fixed assets and intangible assets	(443,990)	(242,857)
Other	(6,066)	(6,151)
Deferred income tax liability	(450,056)	(249,008)
Deferred income tax liability, net	$(396,430)	$(197,768)
During November 2015, the FASB issued ASU No. 2015-17, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU No. 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the net current deferred tax asset to the net non-current deferred tax asset in the accompanying consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted. The Company applied this guidance to its current fiscal year ended December 31, 2015. Adoption of this guidance had no material impact on the results of operations or financial position.
The net deferred income liability of $396,430 consists primarily of timing differences involving depreciation and amortization.
The ultimate realization of the deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. The Company has provided for a valuation allowance against the deferred tax assets associated with the net operating losses of certain subsidiaries. The Company’s net operating loss carryforwards expire as follows:

Years	Amount
2016-2023	$3,428
2024-2028	12,418
2029-2035	40,720
Total	$56,566
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
It is the practice of the Company to permanently reinvest the undistributed earnings of its foreign subsidiaries in those operations. As of December 31, 2015, the Company has not made a provision for U.S. or additional foreign withholdings taxes on approximately $102,837 of the unremitted earnings. The Company does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs. Consequently, the Company has not provided for U.S. federal or state income taxes or associated withholding taxes on these undistributed foreign earnings.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company follows ASC No. 740-10, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For each tax position, the Company must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2015	2014	2013
Unrecognized tax benefit at January 1	$10,637	$9,524	$17,883
Gross increase in tax positions in prior period	7,137	2,679	541
Gross decrease in tax positions in prior period	(2,666)	—	(4,241)
Gross increase in tax positions from stock acquisitions	—	—	—
Settlements	(285)	—	(390)
Lapse of statute of limitations	(348)	(1,566)	(4,269)
Unrecognized tax benefit at December 31	$14,475	$10,637	$9,524
Of the total unrecognized tax benefits at December 31, 2015, 2014 and 2013, $11,444, $5,771 and $4,658, respectively, represent the amounts that, if recognized, would have a favorable effect on the Company’s effective tax rate in any future periods.
The total gross amount of accrued interest and penalties at December 31, 2015, 2014 and 2013 was $2,815, $2,818 and $2,619, respectively. The Company’s practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in the accompanying consolidated statements of operations.
The Company does not expect a significant increase in unrecognized benefits related to federal, foreign, or state tax exposures within the coming year. In addition, the Company believes that it is reasonably possible that approximately $472 of its currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2016 as a result of a combination of audit settlements and lapses of statute of limitations, net of additional uncertain tax positions.
The Company is subject to tax in the U.S. and in various state and foreign jurisdictions. The Company joined by its domestic subsidiaries, files a consolidated income tax return for the Federal income tax purposes. With few exceptions, none of which are material to the Company’s consolidated financial statements at December 31, 2015, the Company is no longer subject to U.S. federal, state, and local or non-US income tax examinations by tax authorities for tax years before 2011. The Internal Revenue Service is conducting an audit for Mediconnect for the year ended March 30, 2012, with a statute extension until December 31, 2016.  In New Jersey, the Company is being audited for the years ended December 31, 2007 through 2013. The Company is also under audit in New York for the years ended December 31, 2010 through 2012 with a statue extension until July 29, 2016.  The Company is also under audit in Illinois for the years ended December 31, 2012 through 2013. The Company does not expect that the results of these examinations will have a material effect on its financial position, results of operations or cash flow.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Composition of Certain Financial Statement Captions:
The following table presents the components of “Other current assets”, “Accounts payable and accrued liabilities” and “Other liabilities” as of December 31:

	2015	2014
Other current assets:
Acquisition related escrows	$38,690	$5,583
Other current assets	14,262	13,292
Total other current assets	$52,952	$18,875
Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$101,259	$87,729
Escrow liabilities	38,632	5,565
Trade accounts payable and other accrued expenses	105,773	87,432
Total accounts payable and accrued liabilities	$245,664	$180,726
Other liabilities:
Unrecognized tax benefits, including interest and penalty	$17,290	$13,455
Deferred rent	33,093	22,386
Other liabilities	9,715	7,547
Total other liabilities	$60,098	$43,388

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Debt:
The following table presents short-term and long-term debt by issuance as of December 31:

	Issuance Date	Maturity Date	2015	2014
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$870,000	$160,000
Prudential shelf notes:
5.84% Series H shelf notes	10/26/2007	10/26/2015	—	17,500
6.28% Series I shelf notes	4/29/2008	4/29/2015	—	85,000
New York Life shelf notes:
5.87% Series A shelf notes	10/26/2007	10/26/2015	—	17,500
6.35% Series B shelf notes	4/29/2008	4/29/2015	—	50,000
Capital lease obligations	Various	Various	4,811	6,058
Short-term debt and current portion of long-term debt			874,811	336,058
Long-term debt:
Senior notes:
4.000% senior notes, less unamortized discount of $4,532 and $0, respectively	5/15/2015	6/15/2025	895,468	—
5.500% senior notes, less unamortized discount of $1,175 and $0, respectively	5/15/2015	6/15/2045	348,825	—
4.125% senior notes, less unamortized discount of $1,860 and $2,137, respectively	9/12/2012	9/12/2022	348,140	347,863
4.875% senior notes, less unamortized discount of $1,023 and $1,361, respectively	12/8/2011	1/15/2019	248,977	248,639
5.80% senior notes, less unamortized discount of $548 and $654, respectively	4/6/2011	5/1/2021	449,452	449,346
Prudential shelf notes:
6.85% Series J shelf notes	6/15/2009	6/15/2016	—	50,000
Capital lease obligations	Various	Various	2,317	5,026
Long-term debt			2,293,179	1,100,874
Total debt			$3,167,990	$1,436,932

Accrued interest associated with the Company’s outstanding debt obligations was $18,584 and $16,265 as of December 31, 2015 and 2014, respectively, and included in “Accounts payable and accrued liabilities” within the accompanying consolidated balance sheets. Interest expense associated with the Company’s outstanding debt obligations was $121,316, $69,984 and $76,136 for the years ended December 31, 2015, 2014 and 2013, respectively.
Senior Notes
On May 15, 2015, the Company completed issuances of senior notes in aggregate principal amounts of $900,000 and $350,000 due on June 15, 2025 and June 15, 2045, respectively, that accrue interest at a rate of 4.000% and 5.500%, respectively. Interest is payable semiannually on both series of senior notes on June 15th and December 15th of each year, beginning on December 15, 2015. The senior notes were issued at a discount of $4,833 and $1,201, respectively, and the Company incurred debt issuance costs on the senior notes of $7,560 and $4,138, respectively. The discount and debt issuance costs were recorded in "Long-term debt" and "Other assets," respectively, in the accompanying consolidated balance sheets and these costs will be amortized to "Interest expense" in the accompanying consolidated statements of operations over the life of the respective senior note. The net proceeds from the issuance of these notes was utilized to partially fund the acquisition of Wood Mackenzie. The indenture governing the senior notes restricts the Company's ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of the Company's assets, or merge with or into, any other person or entity. As of December 31, 2015 and 2014, the Company had senior notes with an aggregate principal amount of $2,300,000 and $1,050,000 outstanding, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The new Credit Facility has replaced the previously existing $990,000 Syndicated Revolving Credit Facility (the "old Credit Facility"). The new Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between the Company and its subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, the Company have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that it maintains, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.75 to 1.0, which ratio steps down to 3.5 to 1.0 at the end of the fourth fiscal quarter ending after the consummation of the acquisition of Wood Mackenzie. The Company was in compliance with all financial covenants under the new Credit Facility as of December 31, 2015. Interest on borrowings under the new Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and may range from 12.50 to 25.00 basis points based upon the consolidated funded debt leverage ratio. As of December 31, 2015 and 2014, the Company had outstanding borrowings under the new Credit Facility and old Credit Facility of $870,000 and $160,000, respectively. In January and February 2016, the Company repaid a total of $165,000 of the $870,000 outstanding borrowings at December 31, 2015 under the new Credit Facility.
As of December 31, 2015, the Company no longer has any outstanding private placement debt. On April 29, 2015, the Company repaid $85,000 and $50,000 of private placement debt with Prudential Capital Group and New York Life, respectively, that came due utilizing $55,000 from cash from on hand and $80,000 from borrowings under the Credit Facility. On May 14, 2015, the Company prepaid the remaining private placement debt with New York Life of $17,500, which had been due on October 26, 2015, and $17,500 and $50,000 of remaining private placement debt with Prudential, which was due on October 26, 2015, and June 15, 2016, respectively. To prepay this debt, the Company utilized $25,000 of cash on hand and borrowings from its old Credit Facility of $60,000. The contractual costs for the prepayment of this debt was $4,786 and was recorded to "Interest expense" in the accompanying consolidated statements of operations for the year ended December 31, 2015.
On March 10, 2015, in connection with the Company's agreement to acquire Wood Mackenzie, the Company entered into a commitment letter for a $2,300,000 364-day bridge financing arrangement with Bank of America N.A. and Morgan Stanley Bank N.A. acting as joint lead arrangers. This financing arrangement was only to be utilized in the event the Company did not complete the debt and equity offerings relating to its acquisition of Wood Mackenzie by a certain date, and was terminated upon the closing of the acquisition. See Note 9. The Company paid fees associated with this financing arrangement of $9,100. Due to the completion of the debt and equity offerings, this arrangement was terminated and the full $9,100 of fees were recorded to "Interest expense" in the accompanying consolidated statements of operations for the year ended December 31, 2015.
The Company was in compliance with all financial covenants at December 31, 2015 and 2014.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities
The following table reflects the Company’s debt maturities:

Year	Amount
2016	$874,811
2017	1,411
2018	618
2019	250,210
2020	48
2021 and thereafter	2,050,030
Total	$3,177,128
15.    Stockholders’ Equity:
The Company has 2,000,000,000 and 1,200,000,000 shares of authorized common stock as of December 31, 2015 and 2014, respectively. The common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the board of directors.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of December 31, 2015.

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
Share Repurchase Program
Since May 2010, the Company has authorized repurchases of up to $2,300,000 of its common stock through its Repurchase Program, including the additional authorization of $300,000 announced on December 1, 2015. Since the introduction of share repurchase as a feature of the Company's capital management strategies in 2010, the Company has repurchased shares with an aggregate value of $1,830,649. As of December 31, 2015, the Company had $469,351 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the ISO 401(k) Savings and Employee Stock Ownership Plan ("KSOP"), the Verisk 2013 Equity Incentive Plan (the "2013 Incentive Plan"), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.
In December 2014, the Company entered into an accelerated share repurchase program ("ASR") to repurchase shares of its common stock for an aggregate purchase price of $500,000. Upon payment of the aggregate purchase price in December 2014, the Company received an initial delivery of 6,372,472 shares of the Company's common stock. Upon final settlement of the ASR agreement in June 2015, the Company received an additional 809,021 shares of the Company's common stock. These repurchases of 7,181,493 shares resulted in a reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").
During the years ended December 31, 2015 and 2014, the Company repurchased 279,453 and 10,802,087 shares of common stock as part of the Repurchase Program at a weighted average price of $73.20 and $62.53 per share, respectively. The Company utilized cash from operations and borrowings from its Credit Facility to fund these repurchases.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock
As of December 31, 2015, the Company’s treasury stock consisted of 374,578,057 shares of common stock. During the years ended December 31, 2015 and 2014, the Company reissued 12,600,228 and 1,257,387 shares of common stock, under the 2013 Incentive Plan, 2009 Incentive Plan and the 1996 Incentive Plan, from the treasury shares at a weighted average price of $6.59 and $5.29 per share, respectively.
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
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31:

	2015	2014	2013
	(In thousands, except for share and per share data)
Numerator used in basic and diluted EPS:
Income from continuing operations	$507,577	$370,865	$342,314
Income from discontinued operations	—	29,177	6,066
Net income	$507,577	$400,042	$348,380
Denominator:
Weighted average number of common shares used in basic EPS	165,090,380	165,823,803	168,031,412
Effect of dilutive shares:
Potential common stock issuable from stock options and stock awards	3,360,963	3,308,620	4,244,948
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	168,451,343	169,132,423	172,276,360
The potential shares of common stock that were excluded from diluted EPS were 1,221,301, 1,633,670 and 656,499 at December 31, 2015, 2014 and 2013, respectively, because the effect of including those potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of December 31:

	2015	2014
Foreign currency translation adjustment	$(165,828)	$(3,086)
Unrealized gains (losses) on available-for-sale securities, net of tax	3	(110)
Pension and postretirement adjustment, net of tax	(76,227)	(77,318)
Accumulated other comprehensive losses	$(242,052)	$(80,514)

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The before tax and after tax amounts of other comprehensive income for the years ended December 31, 2015, 2014 and 2013 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
December 31, 2015
Foreign currency translation adjustment	$(162,742)	$—	$(162,742)
Unrealized holding gain on available-for-sale securities before reclassifications	398	(162)	236
Amount reclassified from accumulated other comprehensive losses (1)	(200)	77	(123)
Unrealized holding gain on available-for-sale securities	198	(85)	113
Pension and postretirement adjustment before reclassifications	5,197	(2,105)	3,092
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(3,242)	1,241	(2,001)
Pension and postretirement adjustment	1,955	(864)	1,091
Total other comprehensive loss	$(160,589)	$(949)	$(161,538)
December 31, 2014
Foreign currency translation adjustment	$(1,286)	$—	$(1,286)
Unrealized holding loss on available-for-sale securities before reclassifications	(314)	121	(193)
Amount reclassified from accumulated other comprehensive losses (1)	257	(99)	158
Unrealized holding loss on available-for-sale securities	(57)	22	(35)
Pension and postretirement adjustment before reclassifications	(56,635)	21,629	(35,006)
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(1,134)	435	(699)
Pension and postretirement adjustment	(57,769)	22,064	(35,705)
Total other comprehensive loss	$(59,112)	$22,086	$(37,026)
December 31, 2013
Foreign currency translation adjustment	$(840)	$—	$(840)
Unrealized holding loss on available-for-sale securities before reclassifications	(1,122)	433	(689)
Amount reclassified from accumulated other comprehensive losses (1)	882	(340)	542
Unrealized holding loss on available-for-sale securities	(240)	93	(147)
Pension and postretirement adjustment before reclassifications	80,773	(30,611)	50,162
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(5,699)	2,196	(3,503)
Pension and postretirement adjustment	75,074	(28,415)	46,659
Total other comprehensive income	$73,994	$(28,322)	$45,672

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) This accumulated other comprehensive losses component, before tax, is included under “Investment income and others” in the accompanying consolidated statements of operations.
(2) This accumulated other comprehensive losses component, before tax, is included under “Cost of revenues” and “Selling, general and administrative” in the accompanying consolidated statements of operations. This component is also included in the computation of net periodic benefit (credit) cost (see Note 17 Pension and Postretirement Benefits for additional details).
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
Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $18, $18 and $18 for 2015, 2014 and 2013, respectively. Certain eligible participants (age 50 and older) may contribute an additional $6 on a pre-tax basis for 2015, 2014 and 2013. After-tax contributions are limited to 10% of a participant’s compensation. The quarterly matching contributions are primarily equal to 75% of the first 6% of the participant’s contribution.
The Company established the ESOP component as a funding vehicle for the KSOP. The common shares acquired by the KSOP were pledged as collateral under an intercompany loan agreement ("ESOP loan") between the KSOP and Company. The Company made quarterly cash contributions to the KSOP equal to the KSOP’s debt service. As the debt was repaid, shares were released from collateral and are used to fund the quarterly 401(k) matching and profit sharing contributions before being allocated to active employees in proportion to their annual salaries in relation to total participant salaries. The Company accounted for its ESOP in accordance with ASC 718-40, Employee Stock Ownership Plans (“ASC 718-40”) and ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”). As shares were committed to be released from collateral, the Company reported compensation expense at the then-current fair value of the shares, and the shares become outstanding for EPS computations. As of December 31, 2015, the KSOP no longer has any outstanding ESOP loan balance with the Company. The Company issued 47,686 shares of common stock at a weighted average per price of $77.51 to fund quarterly matching contributions for the year ended December 31, 2015.
In accordance with the ESOP loan, the Company is also required to contribute a total of $17,000, plus interest, of cash or shares to the KSOP by the end of 2016. Earlier contribution is at the Company's discretion. As of December 31, 2015, the Company had no allocated ESOP shares. For the years ended December 31, 2015, 2014 and 2013, there were no ESOP contributions.
In 2005, the Company established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the qualified pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees participated in the Profit Sharing Plan if they completed 1,000 hours of service each plan year and were employed on December 31 of that year. The Company can make a discretionary contribution to the Profit Sharing Plan based on the annual performance of the Company. Participants vest once they have completed four years and 1,000 hours of service. For the years ended December 31, 2015, 2014 and 2013, there were no profit sharing contributions.
At December 31, 2015, 2014 and 2013, the fair value of Verisk common stock was $76.88, $64.05, and $65.72 per share, respectively. KSOP compensation expense for 2015, 2014 and 2013 was approximately $14,076, $15,351 and $14,930, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Compensation Plans
All of the Company’s outstanding stock options and restricted stock are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company's treasury shares. On May 15, 2013, the Company’s shareholders approved the 2013 Incentive Plan.  The number of shares of common stock available for issuance under the 2013 Incentive Plan is 15,700,000 and such amount shall be reduced on a 1-for-1 basis for every share issued that is subject to an option or stock appreciation right and on a 2.5-for-1 basis for every share issued that is subject to an award other than an option or stock appreciation right.  Shares that were subject to an award under the 2013 Incentive Plan that become forfeited, expired or otherwise terminated shall again be available for issuance under the 2013 Incentive Plan on a 1-for-1 basis if the shares were subject to options or stock appreciation rights, and on an 2.5-for-1 basis if the shares were subject to awards other than options or stock appreciation rights. As of December 31, 2015, there were 10,351,157 shares of common stock reserved and available for future issuance. Cash received from stock option exercises for the years ended December 31, 2015, 2014 and 2013 was $38,831, $24,648 and $80,368, respectively.
The Company has granted equity awards to key employees and directors. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of the Company's common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. The Company recognizes the expense of the equity awards over the vesting period. A summary of the equity awards granted for the year ended December 31, 2015 is presented below.

Grant Date	Service Vesting Period	Stock Options	Restricted Stock	Common Stock
April 1, 2015	Four-year graded vesting	1,177,191	211,756	—
April 1, 2015	Not applicable	—	—	840
May 19, 2015	Immediate vesting on grant date	255,473	52,960	—
May 19, 2015	Four-year graded vesting	225,363	42,064	—
May 19, 2015	Four-year cliff vesting	127,931	28,445	—
July 1, 2015	Immediate vesting on grant date	27,047	1,131	—
July 1, 2015	One-year cliff vesting	51,876	9,988	—
July 1, 2015	Not applicable	—	—	3,873
July 1, 2015	Four-year graded vesting	2,244	418	—
July 8, 2015	Four-year graded vesting	3,778	692	—
July 13, 2015	Four-year graded vesting	1,304	244	—
August 3, 2015	Four-year graded vesting	927	173	—
August 10, 2015	Four-year graded vesting	1,776	335	—
August 24, 2015	Four-year graded vesting	3,737	691	—
November 9, 2015	Four-year graded vesting	5,615	1,107	—
		1,884,262	350,004	4,713
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table during the years ended December 31:

	2015	2014	2013
Expected volatility	19.51%	20.53%	29.27%
Risk-free interest rate	1.29%	1.48%	0.70%
Expected term in years	4.5	4.4	4.5
Dividend yield	—%	—%	—%
Weighted average grant date fair value per stock option	$13.58	$11.86	$15.58

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected term for a majority of the awards granted was estimated based on studies of historical experience and projected exercise behavior. However, for certain awards granted, for which no historical exercise pattern exists, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor is calculated using historical daily closing prices over the most recent period that is commensurate with the expected term of the stock option awards. The volatility factor for stock options granted prior to 2014 was based on the average volatility of the Company's peers as the Company did not have a history of stock price sufficient to cover the expected term of those awards. The volatility factor for stock options granted in 2014 and 2015 was based on the volatility of the Company's stock. The expected dividend yield was based on the Company’s expected annual dividend rate on the date of grant.
A summary of options outstanding under the Incentive Plan and the Option Plan and changes during the three years then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
	(In thousands, except for share and per share data)
Outstanding at January 1, 2013	12,573,298	$22.21	$361,653
Granted	888,038	$61.10
Exercised	(4,076,750)	$19.79	$168,056
Cancelled or expired	(149,266)	$43.14
Outstanding at December 31, 2013	9,235,320	$26.67	$360,611
Granted	1,242,428	$59.83
Exercised	(1,091,746)	$22.29	$43,863
Cancelled or expired	(180,312)	$55.23
Outstanding at December 31, 2014	9,205,690	$31.11	$303,267
Granted	1,884,262	$72.20
Exercised	(1,739,847)	$23.71	$87,008
Cancelled or expired	(232,372)	$64.05
Outstanding at December 31, 2015	9,117,733	$40.17	$334,691
Options exercisable at December 31, 2015	6,541,229	$29.81	$307,924
Options exercisable at December 31, 2014	7,159,895	$24.00	$286,728
A summary of the status of the Company’s nonvested options and changes is presented below:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Options	Weighted Average Grant-Date Fair Value Per Share
Nonvested balance at January 1, 2013	3,776,302	$9.43
Granted	888,038	$15.58
Vested	(2,448,843)	$8.81
Cancelled or expired	(149,266)	$12.18
Nonvested balance at December 31, 2013	2,066,231	$12.61
Granted	1,242,428	$11.86
Vested	(1,082,552)	$11.71
Cancelled or expired	(180,312)	$13.56
Nonvested balance at December 31, 2014	2,045,795	$12.55
Granted	1,884,262	$13.58
Vested	(1,121,181)	$13.24
Cancelled or expired	(232,372)	$13.05
Nonvested balance at December 31, 2015	2,576,504	$12.95

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2015 was $334,691 and $307,924, respectively. In accordance with ASC 718, excess tax benefit from exercised stock options is recorded as an increase to additional-paid-in capital and a corresponding reduction in taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying consolidated statements of cash flows. For the years ended December 31, 2015, 2014 and 2013, the Company recorded excess tax benefit from exercised stock options of $29,230, $15,988 and $58,056, respectively. The Company realized $40,147, $22,566 and $109,946 of tax benefit within the Company’s tax payments through December 31, 2015, 2014 and 2013, respectively.The Company estimates expected forfeitures of equity awards at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the requisite service period and may impact the timing of expense recognized over the requisite service period. Stock based compensation expense for 2015, 2014 and 2013 was $30,542, $20,253 and $21,087, respectively.
A summary of the status of the restricted stock awarded under the 2013 Incentive Plan and changes is presented below:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	331,013	$42.78
Granted	241,674	$61.12
Vested	(150,668)	$37.82
Forfeited	(25,270)	$53.00
Outstanding at December 31, 2013	396,749	$52.82
Granted	246,003	$59.86
Vested	(163,280)	$49.94
Forfeited	(37,162)	$55.53
Outstanding at December 31, 2014	442,310	$56.84
Granted	350,004	$72.24
Vested	(211,265)	$58.64
Forfeited	(47,281)	$63.10
Outstanding at December 31, 2015	533,768	$66.25

For the year ended December 31, 2015, certain employees had restricted stock vesting and covered the aggregate statutory minimum tax withholding of $2,350 through a net settlement of 32,882 shares. The payment of taxes related to the vesting was recorded as a reduction to additional paid-in-capital. This transaction is reflected within "Net share settlement of restricted stock awards" within cash flows from financing activities in the accompanying consolidated statements of cash flows.
As of December 31, 2015, there was $53,536 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2013 Incentive Plan and the 2009 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.66 years. As of December 31, 2015, there were 2,576,504 and 531,278 nonvested stock options and restricted stock, respectively, of which 2,125,711 and 441,089 are expected to vest. The total grant date fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $16,780, $12,780 and $16,468, respectively. The total grant date fair value of restricted stock vested during the year ended December 31, 2015, 2014 and 2013 was $16,316, $9,839 and $7,153, respectively.
The Company also offers eligible employees the opportunity to participate in an employee stock purchase plan ("ESPP"). Under the ESPP, participating employees may authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25 in any calendar year, to purchase shares of the Company’s common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the years ended December 31, 2015, 2014 and 2013, the Company issued 25,599, 26,953 and 27,879 shares of common stock at a weighted average discounted price of $70.27, $57.98 and $59.62, respectively.
17.    Pension and Postretirement Benefits:
The Company maintained a qualified defined benefit pension plan for certain of its employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. The Company applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on salary rates determined by years of service, as well as the interest earned on the previous year-end cash balance. The Company also has a non-qualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company. Effective February 29, 2012, the Company instituted a hard freeze, which eliminated all future compensation and service credits, to all participants in the Pension Plan and SERP. In 2015, the Pension Plan and the SERP had a plan amendment due to the adoption of the updated mortality table.
The Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. In April 2012, the Company completed a voluntary prefunding to the Pension Plan of $72,000. Due to the

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prefunding, the minimum contribution requirement was and is expected to be $0 in 2015 and 2016, respectively. The Company contributed $970 and $1,177 to the SERP in 2015 and 2014, respectively, and expects to contribute $971 in 2016.
The Company also provides certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage. The Company expects to contribute $879 to the Postretirement Plan in 2016.
The following table sets forth the changes in the benefit obligations and the plan assets, the (funded) unfunded status of the Pension Plan, SERP and Postretirement Plan, and the amounts recognized in the Company’s consolidated balance sheets at December 31:

	Pension Plan and SERP		Postretirement Plan
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at January 1	$471,259	$420,664	$18,773	$20,399
Interest cost	18,102	19,073	520	593
Actuarial loss (gain)	(44,159)	61,804	(1,584)	(411)
Plan amendments	3,830	—	—	—
Plan participants’ contributions	—	—	1,903	2,635
Benefits paid	(29,406)	(30,282)	(4,464)	(4,834)
Federal subsidy on benefits paid	—	—	739	391
Benefit obligation at December 31	$419,626	$471,259	$15,887	$18,773
Accumulated benefit obligation at December 31	$419,626	$471,259
Change in plan assets:
Fair value of plan assets at January 1	$475,281	$467,912	$15,231	$16,601
Actual return on plan assets, net of expenses	(8,220)	36,474	14	743
Employer contributions, net	970	1,177	(396)	(305)
Plan participants’ contributions	—	—	1,903	2,635
Benefits paid	(29,406)	(30,282)	(4,464)	(4,834)
Subsidies received	—	—	739	391
Fair value of plan assets at December 31	$438,625	$475,281	$13,027	$15,231
(Funded) unfunded status at December 31	$(18,999)	$(4,022)	$2,860	$3,542
Amounts recognized in the consolidated balance sheets consist of:
Pension assets, noncurrent	$(32,922)	$(18,589)	$—	$—
Pension, SERP and postretirement benefits, current	952	762	879	1,132
Pension, SERP and postretirement benefits, noncurrent	12,971	13,805	1,981	2,410
Total Pension, SERP and Postretirement benefits	$(18,999)	$(4,022)	$2,860	$3,542
The pre-tax components included within accumulated other comprehensive losses as of December 31 are summarized below:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Plan and SERP		Postretirement Plan
	2015	2014	2015	2014
Prior service benefit	$3,830	$—	$(854)	$(1,000)
Actuarial losses	116,400	120,735	6,725	8,321
Accumulated other comprehensive losses, pretax	$120,230	$120,735	$5,871	$7,321

The pre-tax components of net periodic benefit (credit) cost and the amounts recognized in other comprehensive loss (income) are summarized below for the years ended December 31:

	Pension Plan and SERP			Postretirement Plan
	2015	2014	2013	2015	2014	2013
Interest cost	$18,102	$19,073	$17,860	$520	$593	$608
Expected return on plan assets	(34,432)	(33,942)	(30,480)	(563)	(786)	(919)
Amortization of prior service benefit	—	—	—	(146)	(146)	(146)
Amortization of net actuarial loss	2,828	763	5,078	560	517	767
Net periodic benefit (credit) cost	(13,502)	(14,106)	(7,542)	371	178	310
Amortization of actuarial loss reclassified from accumulated other comprehensive losses	(174)	(354)	(1,320)	—	—	—
Amortization of prior service benefit reclassified from accumulated other comprehensive losses	—	—	—	146	146	146
Net loss recognized reclassified from accumulated other comprehensive losses	(2,653)	(409)	(3,758)	—	—	—
Plan amendments	3,830	—	—	—	—	—
Actuarial gain (loss)	(1,508)	59,272	(70,065)	(1,596)	(886)	(77)
Total recognized in other comprehensive loss (income)	(505)	58,509	(75,143)	(1,450)	(740)	69
Total recognized in net periodic benefit (credit) cost and other comprehensive loss (income)	$(14,007)	$44,403	$(82,685)	$(1,079)	$(562)	$379
The estimated amounts in accumulated other comprehensive losses that are expected to be recognized as components of net periodic benefit (credit) cost during 2016 are summarized below:

	Pension Plan And SERP	Postretirement Plan	Total
Amortization of prior service benefit	$163	$(146)	$17
Amortization of net actuarial loss	3,017	506	3,523
Total	$3,180	$360	$3,540
The weighted-average assumptions used to determine benefit obligations as of December 31, 2015 and 2014 and net periodic benefit (credit) cost for the years 2015, 2014 and 2013 are provided below:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Plan and SERP			Postretirement Plan
Weighted-average assumptions used to determine benefit obligations:	2015	2014		2015	2014
Discount rate	4.73%	3.99%		3.25%	3.00%
Expected return on plan assets	7.50%	7.50%		4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit (credit) loss:	2015	2014	2013	2015	2014	2013
Discount rate	3.99%	4.73%	3.98%	3.00%	3.45%	2.75%
Expected return on plan assets	7.50%	7.50%	7.50%	4.00%	5.00%	5.00%

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the Postretirement Plan are net of the federal Medicare subsidy.

	Pension Plan and SERP	Postretirement Plan
	Gross Benefit Amount	Gross Benefit Amount	Medicare Subsidy Payments	Net Benefit Amount
2016	$30,037	$2,583	$(365)	$2,218
2017	$30,157	$2,401	$(354)	$2,047
2018	$29,751	$2,207	$(344)	$1,863
2019	$30,046	$2,003	$(332)	$1,671
2020	$29,791	$1,803	$(319)	$1,484
2021-2025	$145,032	$6,276	$(963)	$5,313
The healthcare cost trend rate for 2015 was 8.50% gradually decreasing to 5.00% in 2023. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A 1.00% change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect of total service and interest cost components of net periodic postretirement healthcare benefit cost	$13	$(12)
Effect on the healthcare component of the accumulated postretirement benefit obligation	$394	$(366)
The expected subsidy from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced the Company’s accumulated postretirement benefit obligation by approximately $2,453 and $3,182 as of December 31, 2015 and 2014, and the net periodic benefit cost by approximately $7, $10 and $19 in fiscal 2015, 2014 and 2013, respectively.
The expected return on the Pension Plan assets for 2015 and 2014 was 7.50%, which was determined by taking into consideration the Company’s analysis of its actual historical investment returns to a broader long-term forecast after adjusting for the target investment allocation and reflecting the current economic environment. The Company’s investment guidelines target investment allocation of 60% equity securities and 40% debt securities. The Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms. The domestic equity portion of the total portfolio should range between 40% and 60%. The international equity portion of the total portfolio should range between 10% and 20%. The fixed income portion of the total portfolio should range between 20% and 40%. The asset allocation at December 31, 2015 and 2014, and target allocation for 2016 by asset category are as follows:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Category	Target Allocation	Percentage of Plan Assets
		2015	2014
Equity securities	60.00%	60.00%	56.80%
Debt securities	40.00%	39.60%	41.30%
Other	—%	0.40%	1.90%
Total	100.00%	100.00%	100.00%

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
The Company also maintains a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The asset allocation for the VEBA Plan at December 31, 2015 and target allocation for 2016 are 100% in debt securities.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2015, the Company reclassified $142,117 of Pension Plan assets from Level 2 to Level 1. These assets, primarily consist of mutual funds used to be in the pooled separate accounts, were reinvested in a managed equity account. For assets that were transferred between Level 1 and Level 2 during the year, fair values are ascribed as if the assets had been transferred as of the beginning of the year. There were no transfers among Levels 1, 2 or 3 for the year ended December 31, 2014. Refer to Note 7. Fair Value Measurements for further discussion with respect to fair value hierarchy. The following table summarizes the fair value measurements by level of the Pension Plan and Postretirement Plan assets:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Equity
Managed equity accounts (1)	$215,637	$215,637	$—	$—
Equity — pooled separate account (2)	47,314	—	47,314	—
Equity — partnerships (3)	214	—	—	214
Debt
Fixed income manager — pooled separate account (2)	173,641	—	173,641	—
Fixed income manager — government securities (4)	13,027	13,027	—	—
Other
Cash — pooled separate account (2)	1,819	—	1,819	—
Total	$451,652	$228,664	$222,774	$214
December 31, 2014
Equity
Managed equity accounts (1)	$83,690	$83,690	$—	$—
Equity — pooled separate account (2)	186,102	—	186,102	—
Equity — partnerships (3)	240	—	—	240
Debt
Fixed income manager — pooled separate account (2)	196,034	—	196,034	—
Fixed income manager — government securities (4)	15,231	15,231	—	—
Other
Cash — pooled separate account (2)	9,215	—	9,215	—
Total	$490,512	$98,921	$391,351	$240

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

The following table sets forth a summary of changes in fair value of the Pension Plan’s Level 3 assets for the years ended December 31:

	Equity-partnerships
	2015	2014
Balance at January 1	$240	$635
Realized and unrealized loss on plan assets, net	(26)	(395)
Balance at December 31	$214	$240
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
Decision Analytics: The Company develops solutions that its customers use to analyze key processes in managing risk. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes and earthquakes to unanticipated healthcare claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance and healthcare sectors. The Company further leverages predictive models and proprietary data to advise customers to make asset investment and portfolio allocation decisions in the global energy market. On March 11, 2014, the Company sold the Company's mortgage services business, Interthinx. Results of operations for the mortgage services business are reported as a discontinued operation for the year ended December 31, 2014 and for all prior periods presented. Refer to Note 10 for more information.
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

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets or geographical locations. On a geographic basis, no individual country outside of the U.S. accounted for 10.0% or more of the Company's consolidated revenues for the years ended December 31, 2015, 2014 and 2013.
The following table provides the Company’s revenue and EBITDA by reportable segment for the years ended December 31, as well as a reconciliation to operating income for all periods presented in the accompanying consolidated statements of operations:

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015			2014			2013
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$1,379,819	$688,191	$2,068,010	$1,096,074	$650,652	$1,746,726	$977,427	$618,276	$1,595,703
Expenses:
Cost of revenues (exclusive of items shown separately below)	(603,309)	(199,965)	(803,274)	(508,411)	(208,187)	(716,598)	(427,978)	(194,545)	(622,523)
Selling, general and administrative	(230,844)	(81,846)	(312,690)	(153,453)	(73,853)	(227,306)	(151,557)	(77,425)	(228,982)
Investment income and others, net	16,885	118	17,003	—	158	158	(16)	625	609
EBITDA from discontinued operations	—	—	—	55,588	—	55,588	15,466	—	15,466
Gain on derivative instruments	85,187	—	85,187	—	—	—	—	—	—
EBITDA	647,738	406,498	1,054,236	489,798	368,770	858,568	413,342	346,931	760,273
Depreciation and amortization of fixed assets	(94,834)	(25,786)	(120,620)	(64,826)	(20,680)	(85,506)	(51,739)	(14,451)	(66,190)
Amortization of intangible assets	(94,511)	(353)	(94,864)	(56,517)	(353)	(56,870)	(63,388)	(353)	(63,741)
Investment income and others, net	(16,885)	(118)	(17,003)	—	(158)	(158)	16	(625)	(609)
EBITDA from discontinued operations	—	—	—	(55,588)	—	(55,588)	(15,466)	—	(15,466)
Gain on derivative instruments	(85,187)	—	(85,187)	—	—	—	—	—	—
Operating income	$356,321	$380,241	736,562	$312,867	$347,579	660,446	$282,765	$331,502	614,267
Investment income and others, net			17,003			158			609
Gain on derivative instruments			85,187			—			—
Interest expense			(121,316)			(69,984)			(76,136)
Income from continuing operations before income taxes			$717,436			$590,620			$538,740

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segment revenue by type of service is provided below for the years ended December 31:

	2015	2014	2013
Decision Analytics
Insurance	$647,161	$598,757	$539,150
Financial services	116,556	96,763	81,113
Healthcare	307,291	315,628	271,538
Energy and specialized markets	308,811	84,926	85,626
Total Decision Analytics	1,379,819	1,096,074	977,427
Risk Assessment
Industry-standard insurance programs	524,606	495,065	471,130
Property-specific rating and underwriting information	163,585	155,587	147,146
Total Risk Assessment	688,191	650,652	618,276
Total consolidated revenues	$2,068,010	$1,746,726	$1,595,703
Long-lived assets by country are provided below:

	2015	2014
Long-lived assets:
U.S.	$2,200,417	$1,893,660
U.K.	2,799,392	37,219
Other countries	11,549	29,968
Total long-lived assets	$5,011,358	$1,960,847
19.    Related Parties:
The Company considers its stockholders that own more than 5% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. The Company had no related parties owning more than 5% of the entire class of stock as of December 31, 2015 and 2014.
In addition, the Company had no revenues from related parties for the years ended December 31, 2015, 2014 and 2013.
20.    Commitments and Contingencies:
The Company’s operations are conducted on leased premises. Approximate minimum rentals under long-term noncancelable leases for all leased premises, computer equipment and automobiles are as follows:

Years Ending	Operating Leases	Capital Leases
2016	$46,245	$4,976
2017	45,466	1,457
2018	37,398	641
2019	37,714	220
2020	40,276	53
2021 and thereafter	239,465	31
Net minimum lease payments	$446,564	7,378
Less amount representing interest		250
Present value of net minimum lease capital payments		$7,128

Most of the leases require payment of property taxes and utilities and, in certain cases, contain renewal options. Operating leases consist of office space. Capital leases consist of computer equipment, office equipment, and leased automobiles. Rent expense on operating leases approximated $45,423, $35,149 and $32,186 in 2015, 2014 and 2013, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Intellicorp Records, Inc. Litigation
On September 9, 2015, the Company was served with a nationwide putative class action complaint filed in the Court of Common Pleas, Cuyahoga County in Ohio naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp.”) titled Sherri Legrand v. Intellicorp Records, Inc. and The Cato Corporation et al. Defendants removed the case to the United States District Court for the Northern District of Ohio on October 8, 2015. Plaintiffs filed their First Amended Class Action Complaint on November 5, 2015 (“Amended Complaint”), which like the prior complaint claims violations of the Fair Credit Reporting Act and alleges two putative class claims against Intellicorp, namely (i) a  section 1681k(a)  claim on behalf of all individuals  who were the subjects of  consumer reports furnished  by Intellicorp which contained  public record  information in the “Government Sanctions” section of the report on or after September 4, 2013 and continuing through the date the class list is prepared and (ii) a section 1681e(b) claim  on behalf of all individuals  who were the subjects of  consumer reports furnished  by Intellicorp which contained  public record  information in the “Government Sanctions” section of the report where the address or social security number of the subject of the report do not match the social security number or address contained in the government database on or after September 4, 2013 and continuing through the date the class list is prepared. Count I of the  Amended Complaint alleges that defendant Cato violated the FCRA by procuring  consumer reports on the plaintiff and other class members without making the stand-alone disclosure required by FCRA section 1681b(b)(2)(A)(i). Counts II and III allege that Intellicorp violated the FCRA section 1681e (b) by failing to follow reasonable procedures to assure maximum accuracy of the adverse information included in its consumer reports and FCRA section 1681k (a) by failing to maintain strict procedures to assure that the public record information reported which was likely to have an adverse effect on the consumer was complete and up to date, respectively. The Amended Complaint alleges that defendants acted willfully and seeks statutory damages for the classes in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, equitable relief, costs and attorney’s fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
On February 1, 2016, the Company was served with a nationwide putative class action complaint filed in the United States District Court for the Eastern District of North Carolina naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp.”)   The complaint titled Frank DiSalvo v. Intellicorp Records, Inc. claims violations of the Fair Credit Reporting Act and alleges a  section 1681b(b)(1)  claim on behalf of all individuals residing in the United States who were the subjects of  consumer reports furnished  by Intellicorp for employment purposes within the period prescribed by the FCRA, 15 U.S.C. Section 1681p without first obtaining from the user of the report a certification that such user had complied with the obligations under Section 1681b(b)(2) as to the subject of the consumer report. The  class complaint alleges that Intellicorp violated the FCRA section 1681b(b)(1) by failing to obtain the required specific certification from its customers to whom Intellicorp furnished consumer reports as to each consumer report provided before providing the specific consumer report that was the subject of the certification. The complaint alleges that the violations were willful or in the alternative negligent and seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, equitable relief, costs and attorney’s fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleges that the Company’s Roof InSight, Property InSight and Aerial Sketch products infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 436, 840, 152, 880, 770, 732 and 454 (collectively the “Patents-in-Suit.”) On November 30, 2015, plaintiffs filed a First Amended Complaint (“Amended Complaint”) adding Patent Nos. 376 and 737 to the Patents in Suit. The Amended Complaint seeks an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, by way of inducement the Patents in Suit, permanent injunctive relief, damages, costs and attorney’s fees.

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
MediConnect Global, Inc. Litigation
On October 11, 2013, the Company was served with a summons and complaint in an action titled Naveen Trehan v. MediConnect Global, Inc., Amy Anderson and Verisk Health, Inc. filed on October 9, 2013 in the United States District Court for the District of Utah. The complaint, brought by a former minority shareholder of the Company’s subsidiary, MediConnect Global, Inc., arises from MediConnect’s buyout of Naveen Trehan and his family members’ shares on October 15, 2010. Plaintiff claims that the sale of the shares was based on MediConnect’s representations concerning third parties that had expressed interest in an acquisition, merger or investment in MediConnect at that time. Plaintiff claims that MediConnect did not disclose the Company, which purchased MediConnect on March 23, 2012, as a possible suitor. The complaint alleges four causes of action: (1) breach of fiduciary duty against MediConnect and Amy Anderson for failure to disclose the Company's interest in acquiring, merging with or investing in MediConnect prior to the buyout of his shares; (2) fraud against  Amy Anderson and MediConnect for intentionally providing false information to plaintiff with the purpose of inducing him to agree to sell his shares at an artificially low price; (3) negligent misrepresentation against Amy Anderson and MediConnect for their negligent failure to discover and disclose the Company's interest in acquiring MediConnect prior to the buyout of plaintiff’s shares and (4) a violation of SEC Rule 10b-5 against Amy Anderson and MediConnect for defrauding plaintiff and failing to disclose material information in connection with the sale of securities.  The complaint seeks joint and several recoveries from Amy Anderson and MediConnect for compensatory damages, punitive damages, and disgorgement of all profits earned through the investment of plaintiff’s funds, attorneys’ fees, interest and an order from the court that plaintiff’s funds be held in a constructive trust. On November 2, 2015, the court issued a judgement in favor of the defendants and dismissed all claims with prejudice. Plaintiff filed a Notice of Appeal on November 30, 2015.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Insurance Services Office, Inc. Litigation
On August 1, 2014, the Company was served with an Amended Complaint filed in the United States District Court for the District of Colorado titled Snyder, et. al. v. ACORD Corp., et al. The action is brought by nineteen individual plaintiffs, on their own behalf and on behalf of a putative class, against more than 120 defendants, including the Company and its subsidiary, Insurance Services Office, Inc. ("ISO"). Except for the Company, ISO and the defendant Acord Corporation, which provides standard forms to assist in insurance transactions, most of the other defendants are property and casualty insurance companies that plaintiffs claim conspired to underpay property damage claims. Plaintiffs claim that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law. On September 8, 2014, the Court entered an Order striking the Amended Complaint and granting leave to the plaintiffs to file a new complaint. On October 13, 2014, plaintiffs filed their Second Amended Complaint, which was re-filed by plaintiffs to correct errors as the Third Amended Complaint. The Third Amended Complaint similarly alleges that the defendants conspired to underpay property damage claims, but does not specifically allege what role the Company or ISO played in the alleged conspiracy. It claims that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law, and seeks all available relief including, injunctive, statutory, actual and punitive damages as well as attorneys’ fees. On January 15, 2016, the court granted defendants’ motions to dismiss all claims asserted in the Third Amended Complaint and plaintiffs filed a Motion for Reconsideration on February 16, 2016.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 19, 2016, the Company was served with a notice of a summons and complaint filed on January 29, 2016  against the Company’s subsidiary Insurance Services Office, Inc. (“ISO”) in the U.S. District Court for the District of Connecticut titled Halloran et al. v. Harleysville Preferred Insurance Co. et al.  The putative class action is brought on behalf of four policyholders and similarly situated policyholders in eastern Connecticut who complain that their homeowner’s insurance carriers denied their claims for the deterioration and collapse of their foundations caused by defective concrete.  The lawsuit alleges a breach of contract claim against insurers Harleysville, Nationwide and Kemper and an anticipatory breach of contract claim against insurer MetLife. It also alleges that  ISO as the drafter of the standardized policy language at issue participated with over 100 insurance companies to deny claims for defective concrete and collapsed foundations and violated the Connecticut Unfair Trade Practices (CUTPA) and the Connecticut Unfair Insurance Practices Act (CUIPA). The plaintiffs ask that the Court certify a class of persons similarly situated and seek recovery from over 100 insurance carriers equal to the cost for the replacement of their concrete foundations, injunctive relief, attorneys’ fees, costs and interest.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
21.   Subsequent Events:
The Company continues to explore strategic alternatives for the Healthcare business within the Decision Analytics operating segment as it initially announced in October 2015. There is no assurance that the exploration of strategic alternatives will result in any transaction.
**************

Schedule II
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

Description	Balance at Beginning of Year	Charged to Expenses (1)	Deductions— Write-offs(2)	Adjustment (3)	Balance at End of Year
Year ended December 31, 2015
Allowance for doubtful accounts	$5,995	$1,305	$(2,230)	$—	$5,070
Valuation allowance for income taxes	$789	$175	$(92)	$—	$872
Year ended December 31, 2014
Allowance for doubtful accounts	$4,415	$1,814	$(161)	$(73)	$5,995
Valuation allowance for income taxes	$741	$48	$—	$—	$789
Year Ended December 31, 2013
Allowance for doubtful accounts	$4,753	$2,468	$(2,284)	$(522)	$4,415
Valuation allowance for income taxes	$595	$673	$(527)	$—	$741

(1)	Primarily additional reserves for bad debts

(2)	Primarily accounts receivable balances written off, net of recoveries, and the expiration of loss carryforwards

(3)	Related to discontinued operations

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2016.

VERISK ANALYTICS, INC. (Registrant)

/S/ Scott G. Stephenson
Scott G. Stephenson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2016.

Signature	Capacity

/S/ SCOTT G. STEPHENSON	President and Chief Executive Officer (principal executive officer and director)
Scott G. Stephenson

/S/ MARK V. ANQUILLARE	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
Mark V. Anquillare

/S/ FRANK J. COYNE	Non- Executive Chairman of the Board of Directors
Frank J. Coyne

/S/ J. HYATT BROWN	Director
J. Hyatt Brown

/S/ BRUCE E. HANSEN	Director
Bruce E. Hansen

/S/ CHRISTOPHER M. FOSKETT	Director
Christopher M. Foskett

/S/ CONSTANTINE P. IORDANOU	Director
Constantine P. Iordanou

/S/ JOHN F. LEHMAN, JR.	Director
John F. Lehman, Jr.

/S/ SAMUEL G. LISS	Director
Samuel G. Liss

/S/ ANDREW G. MILLS	Director
Andrew G. Mills

/S/ THOMAS F. MOTAMED	Director
Thomas F. Motamed

/S/ THERESE M. VAUGHAN	Director
Therese M. Vaughan

/S/ DAVID B. WRIGHT	Director
David B. Wright

EXHIBIT INDEX

Exhibit Number	Description
2.1
Deed, dated as of March 10, 2015, among Verisk Analytics, Inc. and the sellers named therein, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated March 11, 2015.

3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 29, 2015.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated May 29, 2015.

4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

4.2
Senior Notes Indenture, dated as of April 6, 2011, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 6, 2011.

4.3
First Supplemental Indenture, dated as of April 6, 2011, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated April 6, 2011.

4.4
Second Supplemental Indenture, dated as of December 8, 2011, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated December 8, 2011.

4.5
Third Supplemental Indenture, dated as of September 12, 2012, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated September 12, 2012.

4.6
Fifth Supplemental Indenture, dated as of May 15, 2015, between Verisk Analytics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated May 15, 2015.

10.1	401(k) Savings Plan and Employee Stock Ownership Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, dated August 12, 2008.

10.2	Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

Exhibit Number	Description
10.3	Form of Letter Agreement, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated October 7, 2008.

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

10.6	Form of Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.8 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

10.7
Insurance Services Office, Inc. 1996 Incentive Plan and Form of Stock Option Agreement thereunder, incorporated herein by reference to Exhibit 10.9 to Amendment No. 7 to the Company’s Registration Statement on Form S-1, dated September 29, 2009.

10.8
Form of Stock Option Award Agreement under the Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated November 16, 2009.

10.9
Insurance Services Office, Inc. Supplemental Cash Balance Plan dated January 1, 2009 as amended by the Amendment to the Insurance Services Office, Inc. Supplemental Cash Balance Plan dated February 10, 2012 incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K dated February 25, 2014.

10.10
Insurance Services Office, Inc. Supplemental Executive Retirement Savings Plan dated January 1, 2009 incorporated by reference to Exhibit 10.14 to the Company's annual report on Form 10-K dated February 25, 2014.

10.11	Verisk Analytics, Inc. 2013 Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A, dated April 1, 2013.

10.12
Form of Stock Option Award Agreement under Verisk Analytics, Inc. 2013 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.2 to Company’s Registration Statement on Form S-8 dated May 15, 2013.

10.13
Form of Restricted Stock Award Agreement under Verisk Analytics, Inc. 2013 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.3 to Company’s Registration Statement on Form S-8 dated May 15, 2013.

10.14
Second Amended and Restated Credit Agreement dated April 22, 2015 among Verisk Analytics, Inc., as borrower, and the lenders and agents party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 24, 2015.

10.15
First Amendment to Second Amended and Restated Credit Agreement dated July 24, 2015 among Verisk Analytics, Inc., as borrower, and the lenders and agents party thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated July 28, 2015.

Exhibit Number	Description

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

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