Form 10-Q
period 2016-03-31
Verisk Analytics, Inc.
filed 2016-05-03
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of April 29, 2016, there were 168,166,371 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2016 and December 31, 2015

	2016	2015
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$131,818	$138,348
Available-for-sale securities	3,472	3,576
Accounts receivable, net of allowance for doubtful accounts of $2,803 and $2,642, respectively	297,312	250,947
Prepaid expenses	30,828	34,126
Income taxes receivable	8,561	48,596
Other current assets	52,307	52,913
Current assets held-for-sale	62,485	76,063
Total current assets	586,783	604,569
Noncurrent assets:
Fixed assets, net	341,989	350,311
Intangible assets, net	1,191,470	1,245,083
Goodwill	2,703,914	2,753,026
Pension assets	36,188	32,922
Other assets	24,558	25,845
Noncurrent assets held-for-sale	574,245	581,896
Total assets	$5,459,147	$5,593,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$179,671	$222,112
Short-term debt and current portion of long-term debt	709,143	874,811
Pension and postretirement benefits, current	1,831	1,831
Deferred revenues	486,551	340,833
Income tax payable	7,918	—
Current liabilities held-for-sale	31,765	39,670
Total current liabilities	1,416,879	1,479,257
Noncurrent liabilities:
Long-term debt	2,271,879	2,270,904
Pension benefits	12,781	12,971
Postretirement benefits	2,015	1,981
Deferred income taxes, net	342,166	329,175
Other liabilities	53,302	58,360
Noncurrent liabilities held-for-sale	69,660	68,993
Total liabilities	4,168,682	4,221,641
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued and 167,980,063 and 169,424,981 outstanding, respectively	137	137
Additional paid-in capital	2,038,747	2,023,390
Treasury stock, at cost, 376,022,975 and 374,578,057 shares, respectively	(2,686,007)	(2,571,190)
Retained earnings	2,254,365	2,161,726
Accumulated other comprehensive losses	(316,777)	(242,052)
Total stockholders’ equity	1,290,465	1,372,011
Total liabilities and stockholders’ equity	$5,459,147	$5,593,652
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(In thousands, except for share and per share data)
Revenues	$492,701	$384,293
Expenses:
Cost of revenues (exclusive of items shown separately below)	173,277	133,784
Selling, general and administrative	71,037	49,714
Depreciation and amortization of fixed assets	31,887	19,388
Amortization of intangible assets	23,871	7,455
Total expenses	300,072	210,341
Operating income	192,629	173,952
Other income (expense):
Investment income (loss) and others, net	44	(502)
Interest expense	(32,032)	(18,262)
Total other expense, net	(31,988)	(18,764)
Income from continuing operations before income taxes	160,641	155,188
Provision for income taxes	(50,911)	(58,815)
Income from continuing operations	109,730	96,373
Discontinued operations (Note 6)
Income from discontinued operations	1,780	4,304
Provision for income taxes from discontinued operations	(18,871)	(1,991)
(Loss) income from discontinued operations	(17,091)	2,313
Net income	$92,639	$98,686
Basic net income per share:
Income from continuing operations	$0.65	$0.61
(Loss) income from discontinued operations	(0.10)	0.01
Basic net income per share	$0.55	$0.62
Diluted net income per share:
Income from continuing operations	$0.64	$0.60
(Loss) income from discontinued operations	(0.10)	0.01
Diluted net income per share	$0.54	$0.61
Weighted average shares outstanding:
Basic	168,453,750	158,087,919
Diluted	171,480,884	161,481,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$92,639	$98,686
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(75,343)	(220)
Unrealized holding gain on available-for-sale securities	111	62
Pension and postretirement liability adjustment	507	614
Total other comprehensive (loss) income	(74,725)	456
Comprehensive income	$17,914	$99,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Year Ended December 31, 2015 and The Three Months Ended March 31, 2016

	Common Stock Issued	Par Value	Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	(In thousands, except for share data)
Balance, January 1, 2015	544,003,038	$137	$(161)	$1,171,196	$(2,533,764)	$1,654,149	$(80,514)	$211,043
Net income	—	—	—	—	—	507,577	—	507,577
Other comprehensive income	—	—	—	—	—	—	(161,538)	(161,538)
Treasury stock acquired (1,088,474 shares)	—	—	—	100,000	(120,456)	—	—	(20,456)
KSOP shares earned (47,686 shares reissued from treasury stock)	—	—	161	13,588	327	—	—	14,076
Shares issued from equity offering (10,604,000 shares reissued from treasury stock)	—	—	—	651,258	69,590	—	—	720,848
Stock options exercised, including tax benefit of $27,992 (1,739,847 shares reissued from treasury stock)	—	—	—	57,503	11,730	—	—	69,233
Restricted stock lapsed, including tax benefit of $1,238 (177,252 shares reissued from treasury stock)	—	—	—	68	1,170	—	—	1,238
Employee stock purchase plan (25,599 shares reissued from treasury stock)	—	—	—	1,625	173	—	—	1,798
Stock based compensation	—	—	—	30,116	—	—	—	30,116
Net share settlement from restricted stock awards (32,882 shares withheld for tax settlement)	—	—	—	(2,350)	—	—	—	(2,350)
Other stock issuances (5,844 shares reissued from treasury stock)	—	—	—	386	40	—	—	426
Balance, December 31, 2015	544,003,038	137	—	2,023,390	(2,571,190)	2,161,726	(242,052)	1,372,011
Net income	—	—	—	—	—	92,639	—	92,639
Other comprehensive income	—	—	—	—	—	—	(74,725)	(74,725)
Treasury stock acquired (1,663,095 shares)	—	—	—	—	(116,363)	—	—	(116,363)
KSOP shares issued (54,874 shares reissued from treasury stock)	—	—	—	3,894	392	—	—	4,286
Stock options exercised, including tax benefit of $1,691 (140,440 shares reissued from treasury stock)	—	—	—	5,384	994	—	—	6,378
Restricted stock lapsed, including tax benefit of $2 (1,638 shares reissued from treasury stock)	—	—	—	(23)	12	—	—	(11)
Employee stock purchase plan (9,257 shares reissued from treasury stock)	—	—	—	637	66	—	—	703
Stock based compensation	—	—	—	5,547	—	—	—	5,547
Other stock issuances (11,968 shares reissued from treasury stock)	—	—	—	(82)	82	—	—	—
Balance, March 31, 2016	544,003,038	$137	$—	$2,038,747	$(2,686,007)	$2,254,365	$(316,777)	$1,290,465
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Three Months Ended March 31, 2016 and 2015

	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$92,639	$98,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	38,874	24,442
Amortization of intangible assets	29,775	14,141
Amortization of debt issuance costs and original issue discount	1,128	1,195
Allowance for doubtful accounts	518	125
KSOP compensation expense	4,286	3,821
Stock based compensation	5,547	4,224
Realized loss on available-for-sale securities, net	190	6
Deferred income taxes	17,807	506
(Gain) loss on disposal of fixed assets	(93)	15
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(34,016)	(6,094)
Prepaid expenses and other assets	4,088	2,861
Income taxes	49,613	56,951
Accounts payable and accrued liabilities	(46,156)	(33,169)
Deferred revenues	146,477	106,935
Pension and postretirement benefits	(2,580)	(3,264)
Other liabilities	(4,218)	(391)
Net cash provided by operating activities	303,879	270,990
Cash flows from investing activities:
Acquisitions, net of cash acquired of $0 and $232, respectively	—	(405)
Purchase of non-controlling interest in non-public companies	—	(101)
Capital expenditures	(30,763)	(24,760)
Purchases of available-for-sale securities	(3)	(8)
Proceeds from sales and maturities of available-for-sale securities	96	49
Other investing activities, net	(620)	—
Net cash used in investing activities	(31,290)	(25,225)
Cash flows from financing activities:
Repayments of short-term debt, net	(165,000)	(130,000)
Payment of debt issuance costs	—	(9,100)
Repurchases of common stock	(116,363)	—
Proceeds from stock options exercised	4,727	8,336
Other financing activities, net	(1,169)	(1,293)
Net cash used in financing activities	(277,805)	(132,057)
Effect of exchange rate changes	(1,314)	(220)
(Decrease) increase in cash and cash equivalents	(6,530)	113,488
Cash and cash equivalents, beginning of period	138,348	39,359
Cash and cash equivalents, end of period	$131,818	$152,847
Supplemental disclosures:
Taxes paid	$2,780	$3,258
Interest paid	$17,517	$17,328
Noncash investing and financing activities:
Tenant improvement included in other liabilities	$34	$—
Capital lease obligations	$347	$416
Capital expenditures included in accounts payable and accrued liabilities	$1,681	$856

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
2. Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, fair value of stock based compensation, assets and liabilities for pension and postretirement benefits, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. Certain reclassifications have been made related to the debt disclosure within the condensed consolidated financial statements and the notes to conform to the respective 2016 presentation in connection with the adoption of Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU No. 2015-03"). As of March 31, 2016, the Company's healthcare business qualified as assets held-for-sale. Accordingly, the respective assets and liabilities have been classified as held-for-sale in the condensed consolidated balance sheet at March 31, 2016 and December 31, 2015. In addition, the results of operations for the Company's healthcare business are reported as a discontinued operation for the periods presented herein (See Note 6).
The condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three months ended March 31, 2016 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted the guidance on January 1, 2016 and as a result, debt issuance costs of $22,275 were reclassified from "Other assets" to "Long-term debt" on the Company's condensed consolidated balance sheet as of December 31, 2015.

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU No. 2015-05"). This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. ASU No. 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The

Company adopted the guidance during the three months ended March 31, 2016. The adoption of ASU No. 2015-05 did not have a material impact on the Company's condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon occurrence of an observable price change or upon identification of an impairment. The amendments in ASU No. 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For amendments applicable to the Company, early adoption is not permitted. The Company will conform to ASC No. 2016-01 in the condensed consolidated financial statements in future periods.
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU No. 2016-02"). This ASU amends the existing accounting considerations and treatments for leases through the creation of Topic 842, Leases, to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. The amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments is permitted for all entities. The Company has decided not to early adopt ASU No. 2016-02 and is currently evaluating the impact the amendments may have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Equity Method and Joint Ventures (“ASU No. 2016-07”).  The amendments in the update eliminate the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of account as of the date the investment becomes qualified for equity method accounting.  The amendments in ASU No. 2016-07 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted. The Company has not elected to early adopt.  The adoption of ASU No. 2016-07 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (“ASU No. 2016-08”). The amendments to this update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in ASU No. 2016-08 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating ASU No. 2016-08 and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). The objective of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU No. 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company has not elected to early adopt. The Company is currently evaluating ASU No. 2016-09 and has not determined the impact this amendment may have on its financial statements.
In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (“ASU No. 2016-10”). The amendments in this update clarify the following two aspects of Accounting Standards Codification ("ASC") 606, Revenue From Contracts With Customers: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in ASU No. 2016-10 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating ASU No. 2016-10 and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

3. Investments:
Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Gain (Loss)	Fair Value
March 31, 2016
Registered investment companies	$3,339	$133	$3,472
December 31, 2015
Registered investment companies	$3,622	$(46)	$3,576
In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for under the cost method in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock. At March 31, 2016 and December 31, 2015, the carrying value of such securities was $8,487 and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.
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
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

Quoted Prices in Active Markets for Identical Assets (Level 1)
March 31, 2016
Registered investment companies (1)	$3,472
December 31, 2015
Registered investment companies (1)	$3,576
______________________
(1) Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The fair value of the long-term debt would be a Level 2 liability if the long-term debt was measured at fair value on the condensed consolidated balance sheets. The following table summarizes the carrying value and estimated fair value of the long-term debt as of March 31, 2016 and December 31, 2015, respectively:

	2016		2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt excluding capitalized leases	$2,274,955	$2,390,542	$2,274,144	$2,328,134
5. Acquisitions:
2015 Acquisitions
On May 19, 2015, the Company acquired 100 percent of the stock of Wood Mackenzie Limited ("Wood Mackenzie") for a net cash purchase price of $2,889,629, including $78,694 of an indemnity escrow, which the Company financed through a combination of debt and equity offerings, borrowings under the Company's credit facility, and cash on hand. Due to the fact that a portion of the purchase price was funded in pounds sterling and the remainder in U.S. dollars, the Company entered into a foreign currency hedging instrument to purchase pounds sterling. The Company recorded a gain on the hedge of $85,187 for the year ended December 31, 2015. The proceeds from the gain were utilized to partially fund the acquisition of Wood Mackenzie. Wood Mackenzie is a global provider of data analytics and commercial intelligence for the energy, chemicals, metals and mining verticals. This acquisition advances the Company’s strategy to expand internationally and positions the Company in the global energy market. Wood Mackenzie is included in the energy and specialized markets vertical, formerly named the specialized markets vertical, of the Decision Analytics segment.
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

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of Wood Mackenzie occurred at the beginning of 2015. The pro forma information for the three months ended March 31, 2015 presented below is based on estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of the condensed consolidated financial position or results of operations in future periods or the results that actually would have been realized had this acquisition been completed at the beginning of 2015. The unaudited pro forma information includes intangible asset amortization charges and incremental borrowing costs as a result of the acquisition, net of related tax, estimated using the Company’s effective tax rate for continuing operations for the three months ended March 31:

2015
(unaudited)
Pro forma revenues	$475,045
Pro forma income from continuing operations	$114,751
Pro forma basic income from continuing operations per share	$0.73
Pro forma diluted income from continuing operations per share	$0.71

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At March 31,

2016 and December 31, 2015, the current portion of the escrows amounted to $40,678 and $38,656, and the noncurrent portion of the escrows amounted to $718 and $4,591, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and "Other assets" in the accompanying condensed consolidated balance sheets, respectively.
6. Discontinued Operations:

During the first quarter of 2016, the Company formally approved the plan to sell its healthcare business, Verisk Health. This represents a strategic shift in the Company's operations and will have a major effect in the Company's financial results. The Company has determined to explore alternative uses for shareholder capital that are more closely aligned with its strategy and global ambitions. The Company expects the sale of Verisk Health, previously included within the Decision Analytics segment, to occur within one year. The decision to sell the healthcare business met the criteria for assets held-for-sale, as well as reporting as a discontinued operation and therefore, has been segregated from continuing operations. Results of operations for the healthcare business are reported as a discontinued operation for the three months ended March 31, 2016 and for all prior periods presented.

The following table summarizes the results from the discontinued operation for the three months ended March 31:

	Three Months Ended March 31,
	2016	2015
Revenues from discontinued operations	$69,151	$75,104
Expenses:
Cost of revenues (exclusive of items shown separately below)	44,479	50,432
Selling, general and administrative	10,111	8,592
Depreciation and amortization of fixed assets	6,987	5,054
Amortization of intangible assets	5,904	6,686
Total expenses	67,481	70,764
Operating income	1,670	4,340
Other income (expense):
Investment income and others, net	110	(36)
Total other income (expense)	110	(36)
Income from discontinued operations before income taxes	1,780	4,304
Provision for income taxes (1)	(18,871)	(1,991)
(Loss) income from discontinued operations, net of tax	$(17,091)	$2,313

(1) Included in the provision for income taxes, for the three months ended March 31, 2016, is a charge of $18,195 primarily resulting from the recognition of a deferred tax liability of $17,645 associated with the estimated stock basis difference in Verisk Health.

The following table summarizes the assets held-for-sale and the liabilities held-for-sale as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Accounts receivable, net of allowance for doubtful accounts of $2,456 and $2,428, respectively	$55,979	$69,152
Prepaid expenses	6,104	6,615
Income tax receivable	368	257
Other current assets	34	39
Total current assets held-for-sale	$62,485	$76,063

Fixed assets, net	$66,243	$67,857
Intangible assets, net	125,759	131,662
Goodwill	381,800	381,800
Other assets	443	577
Total noncurrent assets held-for-sale	$574,245	$581,896

Accounts payable and accrued liabilities	$15,305	$23,552
Deferred revenues	16,382	16,118
Income tax payable	78	—
Total current liabilities held-for-sale	$31,765	$39,670

Deferred income taxes, net	$67,255	$67,255
Other liabilities	2,405	1,738
Total noncurrent liabilities held-for-sale	$69,660	$68,993

Net cash provided by operating activities and net cash used in investing activities from the discontinued operation or the three months ended March 31 are presented below:

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$22,118	$36,636
Net cash used in investing activities	$(5,496)	$(4,173)
7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2015 through March 31, 2016, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2015 (1)	$55,555	$2,697,471	$2,753,026
Foreign currency translation	—	(49,112)	(49,112)
Goodwill at March 31, 2016 (1)	$55,555	$2,648,359	$2,703,914
______________________

(1)	These balances are net of the reclassification of goodwill to noncurrent assets held-for-sale of $381,800.
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

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
March 31, 2016
Technology-based	7 years	$324,219	$(181,421)	$142,798
Marketing-related	18 years	252,673	(40,726)	211,947
Contract-based	6 years	4,996	(4,996)	—
Customer-related	14 years	505,693	(105,464)	400,229
Database-related	20 years	456,563	(20,067)	436,496
Total intangible assets		$1,544,144	$(352,674)	$1,191,470
December 31, 2015
Technology-based	7 years	$327,767	$(175,746)	$152,021
Marketing-related	18 years	259,158	(37,798)	221,360
Contract-based	6 years	4,996	(4,996)	—
Customer-related	14 years	512,632	(96,549)	416,083
Database-related	20 years	470,367	(14,748)	455,619
Total intangible assets		$1,574,920	$(329,837)	$1,245,083
Amortization expense related to intangible assets for the three months ended March 31, 2016 and 2015 was $23,871 and $7,455, respectively. Estimated amortization expense for the remainder of 2016 and the years through 2021 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2016	$71,352
2017	94,709
2018	94,577
2019	94,043
2020	93,363
2021 and thereafter	743,426
$1,191,470
8. Income Taxes:
The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was 31.69% and 37.90% , respectively. The effective tax rate for the three months ended March 31, 2016 is lower than the March 31, 2015 effective tax rate primarily due to tax benefits related to the Wood Mackenzie acquisition. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and tax benefits related to the Wood Mackenzie acquisition.

9. Debt:
The following table presents short-term and long-term debt by issuance as of March 31, 2016 and December 31, 2015:

	Issuance Date	Maturity Date	2016	2015
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$705,000	$870,000
Capital lease obligations	Various	Various	4,143	4,811
Short-term debt and current portion of long-term debt			709,143	874,811
Long-term debt:
Senior notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $11,309 and $11,619, respectively	5/15/2015	6/15/2025	888,691	888,381
5.500% senior notes, less unamortized discount and debt issuance costs of $5,182 and $5,226, respectively	5/15/2015	6/15/2045	344,818	344,774
4.125% senior notes, less unamortized discount and debt issuance costs of $3,963 and $4,117, respectively	9/12/2012	9/12/2022	346,037	345,883
4.875% senior notes, less unamortized discount and debt issuance costs of $1,836 and $2,002, respectively	12/8/2011	1/15/2019	248,164	247,998
5.800% senior notes, less unamortized discount and debt issuance costs of $2,755 and $2,892, respectively	4/6/2011	5/1/2021	447,245	447,108
Capital lease obligations	Various	Various	2,164	2,317
Syndicated revolving credit facility debt issuance costs	Various	Various	(5,240)	(5,557)
Long-term debt			2,271,879	2,270,904
Total debt			$2,981,022	$3,145,715
As of March 31, 2016 and December 31, 2015, the Company had senior notes with an aggregate principal amount of $2,300,000 outstanding and was in compliance with their financial debt covenants.
As of March 31, 2016, the Company had a borrowing capacity of $1,750,000 under the committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility") with Bank of America N.A., JP Morgan Chase, N.A., Sun Trust Bank, Wells Fargo Bank N.A., Citizens Bank, N.A., Morgan Stanley Senior Funding, Inc., HSBC Bank USA, N.A., Royal Bank of Canada, BNP Paribas, TD Bank, N.A., The Northern Trust Company, and Capital One N.A. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the "Repurchase Program"). The Company was in compliance with all financial debt covenants under the Credit Facility as of March 31, 2016. As of March 31, 2016 and December 31, 2015, the Company had outstanding borrowings under the Credit Facility of $705,000 and $870,000, respectively. In April 2016, the Company repaid a total of $25,000 of the $705,000 outstanding borrowings at March 31, 2016 under the Credit Facility.
10. Stockholders’ Equity:
The Company has 2,000,000,000 shares of authorized common stock. The common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the Board.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of March 31, 2016.

Share Repurchase Program

Since the introduction of the Repurchase Program as a feature of the Company's capital management strategies in 2010, the Company has authorized repurchases of up to $2,300,000 of its common stock and has repurchased shares with an aggregate value of $1,947,011. The Company repurchased 1,663,095 shares of common stock with an aggregate value of $116,363 during the three months ended March 31, 2016. As of March 31, 2016, the Company had $352,989 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.

Treasury Stock

As of March 31, 2016, the Company’s treasury stock consisted of 376,022,975 shares of common stock. During the three months ended March 31, 2016, the Company reissued 218,177 shares of common stock from the treasury shares at a weighted average price of $7.09 per share.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Numerator used in basic and diluted EPS:
Income from continuing operations	$109,730	$96,373
(Loss) income from discontinued operations (Note 6)	(17,091)	2,313
Net income	$92,639	$98,686
Denominator:
Weighted average number of common shares used in basic EPS	168,453,750	158,087,919
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,027,134	3,393,294
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	171,480,884	161,481,213
The potential shares of common stock that were excluded from diluted EPS were 1,674,484 and 1,604 for the three months ended March 31, 2016 and 2015, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of March 31, 2016 and December 31, 2015:

	2016	2015
Foreign currency translation adjustment	$(241,171)	$(165,828)
Unrealized holding gains on available-for-sale securities, net of tax	114	3
Pension and postretirement adjustment, net of tax	(75,720)	(76,227)
Accumulated other comprehensive losses	$(316,777)	$(242,052)

The before tax and after tax amounts of other comprehensive income for the three months ended March 31, 2016 and 2015 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
For the Three Months Ended March 31, 2016
Foreign currency translation adjustment	$(75,343)	$—	$(75,343)
Unrealized holding gain on available-for-sale securities before reclassifications	369	(141)	228
Amount reclassified from accumulated other comprehensive losses (1)	(190)	73	(117)
Unrealized holding gain on available-for-sale securities	179	(68)	111
Pension and postretirement adjustment before reclassifications	1,725	(673)	1,052
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(883)	338	(545)
Pension and postretirement adjustment	842	(335)	507
Total other comprehensive loss	$(74,322)	$(403)	$(74,725)
For the Three Months Ended March 31, 2015
Foreign currency translation adjustment	$(220)	$—	$(220)
Unrealized holding gain on available-for-sale securities before reclassifications	105	(40)	65
Amount reclassified from accumulated other comprehensive losses (1)	(5)	2	(3)
Unrealized holding gain on available-for-sale securities	100	(38)	62
Pension and postretirement adjustment before reclassifications	1,828	(651)	1,177
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(914)	351	(563)
Pension and postretirement adjustment	914	(300)	614
Total other comprehensive income	$794	$(338)	$456
_______________

(1)	This accumulated other comprehensive loss component, before tax, is included under “Investment income and others, net” in the accompanying condensed consolidated statements of operations.

(2)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12 Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
All of the Company’s outstanding stock options and restricted stock awards are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of March 31, 2016, there were 10,378,225 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the three months ended March 31, 2016 and 2015 was $4,727 and $8,336, respectively.
The Company granted equity awards to key employees of the Company on April 1, 2016. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a 10-year contractual term. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. The Company recognizes the expense of the equity awards ratably over the vesting period. A summary of the equity awards granted on April 1, 2016 is presented below.

Grant Date	Service Vesting Period	Stock Options	Restricted Stock	Common Stock
April 1, 2016	Four-year graded vesting	1,220,956	244,599	—
April 1, 2016	Not applicable	—	—	567
The expected term for the stock options granted was estimated based on studies of historical experience and projected exercise behavior. However, for certain awards granted, for which no historical exercise pattern exists, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor is calculated using historical daily closing prices over the most recent period that is commensurate with the expected term of the stock option award. The volatility factor for stock options granted in 2016 was based on the volatility of the Company's stock. The expected dividend yield was based on the Company’s expected annual dividend rate on the date of grant.
A summary of the stock options outstanding and exercisable as of December 31, 2015 and March 31, 2016 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	9,117,733	$40.17	$334,691
Exercised	(140,440)	$33.38	$5,678
Cancelled or expired	(21,439)	$65.07
Outstanding at March 31, 2016	8,955,854	$40.21	$355,631
Exercisable at March 31, 2016	6,397,323	$29.70	$321,249
Exercisable at December 31, 2015	6,541,229	$29.81	$307,924
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk common stock as of the reporting date. In accordance with ASC 718, Stock Compensation ("ASC 718"), excess tax benefit from exercised stock options and restricted stock lapsed is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the three months ended March 31, 2016 and 2015, the Company recorded excess tax benefits of $1,693 and $4,421, respectively. The Company did not realize any tax benefit within the Company’s quarterly tax payments through March 31, 2016 and 2015. Stock based compensation expense for the three months ended March 31, 2016 and 2015 was $5,547 and $4,224, respectively.
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

A summary of the status of the restricted stock awarded under the 2013 Incentive Plan as of December 31, 2015 and March 31, 2016 and changes during the interim period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	533,768	$66.25
Vested	(13,781)	$60.92
Forfeited	(3,499)	$62.65
Outstanding at March 31, 2016	516,488	$65.87
As of March 31, 2016, there was $46,487 of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.51 years. As of March 31, 2016, there were 2,558,531 and 515,586 nonvested stock options and restricted stock, respectively, of which 2,110,758 and 424,590 are expected to vest. The total grant date fair value of options vested during the three months ended March 31, 2016 and 2015 was $3,256 and $3,005, respectively. The total grant date fair value of restricted stock vested during the three months ended March 31, 2016 and 2015 was $3,320 and $2,502, respectively.
The Company’s employee stock purchase plan (“ESPP”) offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the three months ended March 31, 2016 and 2015, the Company issued 9,257 and 5,453 shares of common stock at a weighted discounted price of $75.92 and $67.83 for the ESPP, respectively.
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

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended March 31,
	2016	2015	2016	2015
Interest cost	$4,781	$4,557	$120	$134
Expected return on plan assets	(7,952)	(8,559)	(124)	(143)
Amortization of prior service credit	—	—	(36)	(37)
Amortization of net actuarial loss	794	795	125	156
Net periodic (benefit) cost	$(2,377)	$(3,207)	$85	$110
Employer contributions, net	$325	$217	$(39)	$(48)
The expected contributions to the Pension Plan, SERP and Postretirement Plan for the year ending December 31, 2016 are consistent with the amounts previously disclosed as of December 31, 2015.
13. Segment Reporting:
ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise reports financial and descriptive information about its operating segments.
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
Decision Analytics: The Company develops solutions that its customers use to analyze the key processes in managing risk: ‘prediction of loss’, ‘detection and prevention of fraud’ and ‘quantification of loss’. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, such as hurricanes and earthquakes claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sectors. The Company further leverages predictive models and proprietary data to advise customers to make asset investment and portfolio allocation decisions in the global energy market. The Company discloses revenue within this segment based on the industry vertical groupings of insurance, financial services, and energy and specialized markets. In 2016, the Company approved the plan to sell its healthcare business, Verisk Health, which was part of the Decision Analytics segment. Results of operations for the healthcare business are reported as a discontinued operation for the three months ended March 31, 2016 and 2015. Refer to Note 6 for more information.
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
The two aforementioned operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, no individual country outside of the U.S. accounted for 10.0% or more of the Company’s consolidated revenues for the three months ended March 31, 2016 or 2015.
The following table provides the Company’s revenue and EBITDA by reportable segment for the three months ended March 31, 2016 and 2015, and the reconciliation of EBITDA to operating income as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2016			March 31, 2015
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$312,945	$179,756	$492,701	$213,351	$170,942	$384,293
Expenses:
Cost of revenues (exclusive of items shown separately below)	(121,589)	(51,688)	(173,277)	(82,812)	(50,972)	(133,784)
Selling, general and administrative	(52,384)	(18,653)	(71,037)	(30,645)	(19,069)	(49,714)
Investment income and others, net	112	(68)	44	(569)	67	(502)
EBITDA from discontinued operations	14,671	—	14,671	16,044	—	16,044
EBITDA	153,755	109,347	263,102	115,369	100,968	216,337
Depreciation and amortization of fixed assets	(24,901)	(6,986)	(31,887)	(13,426)	(5,962)	(19,388)
Amortization of intangible assets	(23,783)	(88)	(23,871)	(7,367)	(88)	(7,455)
Less: Investment income and others, net	(112)	68	(44)	569	(67)	502
EBITDA from discontinued operations	(14,671)	—	(14,671)	(16,044)	—	(16,044)
Operating income	$90,288	$102,341	192,629	$79,101	$94,851	173,952
Investment income and others, net			44			(502)
Interest expense			(32,032)			(18,262)
Income from continuing operations before income taxes			$160,641			$155,188

Operating segment revenue by type of service is provided below:

	For the Three Months Ended March 31,
	2016	2015
Decision Analytics:
Insurance	$171,545	$153,733
Financial services	28,474	35,170
Energy and specialized markets	112,926	24,448
Total Decision Analytics	312,945	213,351
Risk Assessment:
Industry-standard insurance programs	137,427	130,596
Property-specific rating and underwriting information	42,329	40,346
Total Risk Assessment	179,756	170,942
Total revenues	$492,701	$384,293

Long-lived assets by country are provided below:

	March 31, 2016	December 31, 2015
Long-lived assets:
U.S.	$2,165,662	$2,178,142
U.K.	2,685,784	2,799,392
Other countries	20,918	11,549
Total long-lived assets	$4,872,364	$4,989,083

14. Related Parties:
The Company considers its stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of March 31, 2016 and December 31, 2015, the Company had no transactions with related parties owning more than 5.0% of its common stock, except for transactions with the KSOP as disclosed in Note 16 Compensation Plans of the Company's consolidated financial statements included in the 2015 Form 10-K filing.
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
Intellicorp Records, Inc. Litigation
On September 9, 2015, the Company was served with a nationwide putative class action complaint filed in the Court of Common Pleas, Cuyahoga County in Ohio naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp.”) titled Sherri Legrand v. Intellicorp Records, Inc. and The Cato Corporation et al. Defendants removed the case to the United States District Court for the Northern District of Ohio on October 8, 2015. Plaintiffs filed their First Amended Class Action Complaint on November 5, 2015 (“Amended Complaint”), which like the prior complaint claims violations of the Fair Credit Reporting Act and alleges two putative class claims against Intellicorp, namely (i) a  section 1681k(a)  claim on behalf of all individuals  who were the subjects of  consumer reports furnished  by Intellicorp which contained  public record  information in the “Government Sanctions” section of the report on or after September 4, 2013 and continuing through the date the class list is prepared, and (ii) a section 1681e(b) claim  on behalf of all individuals  who were the subjects of  consumer reports furnished  by Intellicorp which contained  public record  information in the “Government Sanctions” section of the report where the address or social security number of the subject of the report do not match the social security number or address contained in the government database on or after September 4, 2013 and continuing through the date the class list is prepared. Count I of the  Amended Complaint alleges that defendant Cato violated the FCRA by procuring  consumer reports on the plaintiff and other class members without making the stand-alone disclosure required by FCRA section 1681b(b)(2)(A)(i). Counts II and III allege that Intellicorp violated the FCRA section 1681e (b) by failing to follow reasonable procedures to assure maximum accuracy of the adverse information included in its consumer reports and FCRA section 1681k (a) by failing to maintain strict procedures to assure that the public record information reported which was likely to have an adverse effect on the consumer was complete and up to date, respectively. The Amended Complaint alleges that defendants acted willfully and seeks statutory damages for the classes in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, equitable relief, costs and attorney’s fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.

On February 1, 2016, the Company was served with a nationwide putative class action complaint filed in the United States District Court for the Eastern District of North Carolina naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp.”) The complaint titled Frank DiSalvo v. Intellicorp Records, Inc. claims violations of the Fair Credit Reporting Act and alleges a  section 1681b(b)(1)  claim on behalf of all individuals residing in the United States who were the subjects of  consumer reports furnished  by Intellicorp for employment purposes within the period prescribed by the FCRA, 15 U.S.C. Section 1681p without first obtaining from the user of the report a certification that such user had complied with the obligations under Section 1681b(b)(2) as to the subject of the consumer report. The  class complaint alleges that Intellicorp violated the FCRA section 1681b(b)(1) by failing to obtain the required specific certification from its customers to whom Intellicorp furnished consumer reports as to each consumer report provided before providing the specific consumer report that was the subject of the certification. The complaint alleges that the violations were willful or in the alternative negligent and seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, equitable relief, costs and attorney’s fees. On April 18, 2016, the parties filed a Joint Motion to Stay All Proceedings pending the resolution of the United States Supreme Court’s decision in Spokeo v. Robins, No. 13-1339.

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
MediConnect Global, Inc. Litigation
On October 11, 2013, the Company was served with a summons and complaint in an action titled Naveen Trehan v. MediConnect Global, Inc., Amy Anderson and Verisk Health, Inc. filed on October 9, 2013 in the United States District Court for the District of Utah. The complaint, brought by a former minority shareholder of the Company’s subsidiary, MediConnect Global, Inc., arises from MediConnect’s buyout of Naveen Trehan and his family members’ shares on October 15, 2010. Plaintiff claims that the sale of the shares was based on MediConnect’s representations concerning third parties that had expressed interest in an acquisition, merger or investment in MediConnect at that time. Plaintiff claims that MediConnect did not disclose the Company, which purchased MediConnect on March 23, 2012, as a possible suitor. The complaint alleges four causes of action: (1) breach of fiduciary duty against MediConnect and Amy Anderson for failure to disclose the Company's interest in acquiring, merging with or investing in MediConnect prior to the buyout of his shares; (2) fraud against  Amy Anderson and MediConnect for intentionally providing false information to plaintiff with the purpose of inducing him to agree to sell his shares at an artificially low price; (3) negligent misrepresentation against Amy Anderson and MediConnect for their negligent failure to discover and disclose the Company's interest in acquiring MediConnect prior to the buyout of plaintiff’s shares and (4) a violation of SEC Rule 10b-5 against Amy Anderson and MediConnect for defrauding plaintiff and failing to disclose material information in connection with the sale of securities.  The complaint seeks joint and several recoveries from Amy Anderson and MediConnect for compensatory damages, punitive damages, and disgorgement of all profits earned through the investment of plaintiff’s funds, attorneys’ fees, interest and an order from the court that plaintiff’s funds be held in a constructive trust. On November 2, 2015, the court issued a judgement in favor of the defendants and dismissed all claims with prejudice. Plaintiff filed a Notice of Appeal on November 30, 2015 and agreed to dismiss that appeal in a Stipulation to Dismiss the appeal with prejudice filed on March 11, 2016 and so ordered by the Tenth Circuit on March 15, 2016.
Insurance Services Office, Inc. Litigation
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

The Third Amended Complaint similarly alleges that the defendants conspired to underpay property damage claims, but does not specifically allege what role the Company or ISO played in the alleged conspiracy. It claims that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law, and seeks all available relief including injunctive, statutory, actual and punitive damages as well as attorneys’ fees. On January 15, 2016, the Court granted defendants’ motions to dismiss all claims asserted in the Third Amended Complaint. Plaintiffs filed a motion for reconsideration of this dismissal on February 16, 2016. The Court granted defendants’ motion to strike the motion for reconsideration on March 2, 2016 and gave plaintiffs leave to file another motion for reconsideration in accordance with the rules which plaintiffs filed on March 11, 2016 and which was denied by the Court on April 25, 2016. On April 1, 2016, plaintiffs also filed a Notice of Appeal of the Court’s January 15, 2016 Order which dismissed all claims in the Third Amended Complaint.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
On February 19, 2016, the Company was served with a notice of a summons and complaint filed on January 29, 2016 against the Company’s subsidiary Insurance Services Office, Inc. (“ISO”) in the U.S. District Court for the District of Connecticut titled Halloran et al. v. Harleysville Preferred Insurance Co. et al.   As alleged in the First Amended Complaint, the putative class action is brought by four policyholders on behalf of a class of similarly situated policyholders in eastern Connecticut who allege that their homeowner’s insurance carriers have denied or will deny their claims for damage to their homes caused by defective concrete.  The lawsuit alleges a breach of contract claim against certain insurers and seeks declaratory relief as to more than 100 other insurers. It also alleges that  ISO as the drafter of the standardized policy language at issue violated the Connecticut Unfair Trade Practices (CUTPA) and the Connecticut Unfair Insurance Practices Act (CUIPA). The plaintiffs ask that the Court certify a class of persons similarly situated and seek relief in the form of the cost for the replacement of their concrete foundations, and a declaratory judgment that all of the defendant insurance carriers are obligated to provide coverage for claims resulting from the defective concrete as well as, attorneys’ fees, costs and interest. On March 17, 2016 plaintiffs filed their First Amended Complaint asserting federal jurisdiction under the Class Action Fairness Act, adding a number of insurer defendants and amending their damages claim to include punitive damages. After defendants indicated that they would be filing motions to dismiss the First Amended Complaint at a Rule 16 Conference on April 12, 2016, the Court gave plaintiffs until May 6, 2016 to move for leave to file a Second Amended Complaint.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
16. Subsequent Events:
On April 14, 2016, the Company acquired 100 percent stock of Risk Intelligence Ireland ("RII"), a leading provider of fraud detection, compliance, risk control, and process automation services to the Irish insurance industry, for a net cash purchase price of $6,759. RII will enhance the ability of our Risk Assessment segment to serve the international insurance market.
On April 25, 2016, the Company signed a definitive agreement to sell its healthcare business, Verisk Health, to Veritas Capital for $820,000. The total purchase price is subject to adjustments for, among other things, the working capital of the business at closing. The purchase price consists of $720,000 of cash consideration, a $100,000 subordinated promissory note with an eight year maturity and interest paid in kind at 9.00%, and other contingent consideration. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close by June 30, 2016 (See Note 6).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K, or 2015 10-K, dated and filed with the Securities and Exchange Commission on February 24, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward Looking Statements” in our 2015 10-K.
We enable risk-bearing businesses to better understand and manage their risks and opportunities associated with those risks. We provide value to our customers by supplying proprietary data that, combined with our analytic methods, creates embedded decision support solutions. We are one of the largest aggregators and providers of data and analytics pertaining to U.S. property and casualty, or P&C, insurance risks. We offer predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, global risk analytics, natural resources intelligence, economic forecasting, and many other field.
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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 36.5% and 44.5% of our revenues for the three months ended March 31, 2016 and 2015, respectively. Our Decision Analytics segment provides solutions to our customers within three vertical market-related groupings of insurance, financial services, and energy and specialized markets. Our Decision Analytics segment revenues represented approximately 63.5% and 55.5% of our revenues for the three months ended March 31, 2016 and 2015, respectively.

Discontinued Operations
On April 25, 2016, we signed a definitive agreement to sell our healthcare business, Verisk Health, to Veritas Capital for $820.0 million. The total purchase price is subject to adjustments for, among other things, the working capital of the business at closing. The purchase price consists of $720.0 million of cash consideration, a $100.0 million long-term subordinated promissory note with interest paid in kind, and other contingent consideration. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close by June 30, 2016. Results of operations for the healthcare business, previously part of Decision Analytics segment, are reported as a discontinued operation for the three months ended March 31, 2016 and for all prior periods presented. See Note 6 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.
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
Approximately 90.8% and 89.9% of the revenues in our Risk Assessment segment for the three months ended March 31, 2016 and 2015, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 76.9% and 76.6% of the revenues in our Decision Analytics segment, for the three months ended March 31, 2016 and 2015, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, financial services, and energy and specialized markets verticals.
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, or workers' compensation claim with information in our databases. For the three months ended March 31, 2016 and 2015, approximately 18.0% and 17.5%, respectively, of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 59.4% and 60.9% of our total expenses for the three months ended March 31, 2016 and 2015, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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

Condensed Consolidated Results of Operations

	Three Months Ended March 31,		Percentage Change
	2016	2015
	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Decision Analytics revenues	$312,945	$213,351	46.7%
Risk Assessment revenues	179,756	170,942	5.2%
Revenues	492,701	384,293	28.2%
Expenses:
Cost of revenues (exclusive of items shown separately below)	173,277	133,784	29.5%
Selling, general and administrative	71,037	49,714	42.9%
Depreciation and amortization of fixed assets	31,887	19,388	64.5%
Amortization of intangible assets	23,871	7,455	220.2%
Total expenses	300,072	210,341	42.7%
Operating income	192,629	173,952	10.7%
Other income (expense):
Investment income (loss) and others	44	(502)	(108.8)%
Interest expense	(32,032)	(18,262)	75.4%
Total other expense, net	(31,988)	(18,764)	70.5%
Income before income taxes	160,641	155,188	3.5%
Provision for income taxes	(50,911)	(58,815)	(13.4)%
Income from continuing operations	109,730	96,373	13.9%
Discontinued operations
Income from discontinued operations	1,780	4,304	(58.6)%
Provision for income taxes	(18,871)	(1,991)	847.8%
(Loss) income from discontinued operations (2)	(17,091)	2,313	(838.9)%
Net Income	$92,639	$98,686	(6.1)%
Basic net income per share:
Income from continuing operations	$0.65	$0.61	6.6%
Income from discontinued operations	(0.10)	0.01	(1,100.0)%
Basic net income per share	$0.55	$0.62	(11.3)%
Diluted net income per share:
Income from continuing operations	$0.64	$0.60	6.7%
Income from discontinued operations	(0.10)	0.01	(1,100.0)%
Diluted net income per share	$0.54	$0.61	(11.5)%
Weighted average shares outstanding:
Basic	168,453,750	158,087,919	6.6%
Diluted	171,480,884	161,481,213	6.2%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Decision Analytics EBITDA	$153,755	$115,369	33.3%
Risk Assessment EBITDA	109,347	100,968	8.3%
EBITDA	$263,102	$216,337	21.6%
The following is a reconciliation of net income to EBITDA:
Net income	$92,639	$98,686	(6.1)%
Depreciation and amortization of fixed assets and intangible assets from continuing operations	55,758	26,843	107.7%
Interest expense from continuing operations	32,032	18,262	75.4%
Provision for income taxes from continuing operations	50,911	58,815	(13.4)%
Depreciation, amortization, interest and provision for income taxes from discontinued operations	31,762	13,731	131.3%
EBITDA	$263,102	$216,337	21.6%

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
Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure. Please note because EBITDA is calculated from net income, this presentation included EBITDA from discontinued operations of our healthcare business.

(2)
During the first quarter of 2016, the Board formally approved the plan for the sale of our healthcare business, Verisk Health. Results of operations for the healthcare business are reported as a discontinued operation for the three months ended March 31, 2016 and for all prior periods presented. See Note 6 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.

Consolidated Results of Continuing Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenues
Revenues were $492.7 million for the three months ended March 31, 2016 compared to $384.3 million for the three months ended March 31, 2015, an increase of $108.4 million or 28.2%. Excluding Wood Mackenzie, Infield and PCI, our recent acquisitions' revenues of $89.3 million, which are all reported within our Decision Analytics segment, our consolidated revenue growth increased $19.1 million or 5.0%. Revenues within our Decision Analytics segment, excluding our recent acquisitions, increased by $10.2 million or 4.8% and revenues in our Risk Assessment segment increased by $8.9 million or 5.2%. Revenue growth within Decision Analytics, excluding recent acquisitions, was primarily driven by increases in our insurance category. Within Risk Assessment, both industry-standard insurance programs and property-specific rating and underwriting information contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $173.3 million for the three months ended March 31, 2016 compared to $133.7 million for the three months ended March 31, 2015, an increase of $39.6 million or 29.5%. Our recent acquisitions within the Decision Analytics segment accounted for an increase of $33.6 million in cost of revenues, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $6.0 million or 4.5%. The increase was primarily due to an increase in salaries and employee benefits of $7.0 million, which was offset by decreases in data costs of $0.3 million and information technology expense of $0.7 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $71.0 million for the three months ended March 31, 2016 compared to $49.7 million for the three months ended March 31, 2015, an increase of $21.3 million or 42.9%. Our recent acquisitions within the Decision Analytics segment accounted for an increase of $22.0 million in SGA, which was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA decreased $0.7 million or 1.5%. The decrease was primarily due to decreases in professional consulting costs of $3.6 million and other general expenses of $0.4 million. These decreases were offset by increases in salaries and employee benefits of $2.8 million, information technology of $0.5 million.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $31.9 million for the three months ended March 31, 2016 compared to $19.4 million for the three months ended March 31, 2015, an increase of $12.5 million or 64.5%. The increase in depreciation and amortization of fixed assets includes depreciation of furniture and equipment, software, computer hardware and related equipment, and depreciation and amortization related to our recent acquisitions of $7.2 million.
Amortization of Intangible Assets
Amortization of intangible assets was $23.9 million for the three months ended March 31, 2016 compared to $7.5 million for the three months ended March 31, 2015, an increase of $16.4 million or 220.2%. The increase was primarily related to our recent acquisitions of Wood Mackenzie, Infield and PCI which amounted to $17.0 million, offset by intangible assets that have been fully amortized of $0.6 million.
Investment Income (Loss) and Others, net
Investment income (loss) and others, net was a gain of $44.0 thousand for the three months ended March 31, 2016 as compared to a loss of $0.6 million million for the three months ended March 31, 2015. The increase was mostly attributable by net gain on foreign currencies.
Interest Expense
Interest expense was $32.0 million for the three months ended March 31, 2016, compared to $18.2 million for the three months ended March 31, 2015, an increase of $13.8 million or 75.4%. The increase is primarily due to the interest on the additional debt incurred in connection with the acquisition of Wood Mackenzie.
Provision for Income Taxes
The provision for income taxes was $50.9 million for the three months ended March 31, 2016 compared to $58.8 million for the three months ended March 31, 2015, a decrease of $7.9 million or 13.4%. The effective tax rate was 31.69% for the three months ended March 31, 2016 compared to 37.90% for the three months ended March 31, 2015. The effective rate for the three months ended March 31, 2016 was lower than the March 31, 2015 effective tax rate primarily due to tax benefits related to the Wood Mackenzie acquisition.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 46.8% for the three months ended March 31, 2016 compared to 47.1% for the three months ended March 31, 2015. The income from discontinued operations of our healthcare business negatively impacted our EBITDA margin by 3.6% for the three months ended March 31, 2016.
Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $312.9 million for the three months ended March 31, 2016 compared to $213.4 million for the three months ended March 31, 2015, an increase of $99.5 million or 46.7%. Excluding revenue of $89.3 million from our recent acquisitions, Decision Analytics revenue increased by $10.2 million or 4.8%. Our revenue by category for the periods presented is set forth below:

	For the Three Months Ended March 31,		Percentage
	2016	2015	Change
	(In thousands)
Insurance	$171,545	$153,733	11.6%
Financial services	28,474	35,170	(19.0)%
Energy and specialized markets	112,926	24,448	361.9%
Total Decision Analytics	$312,945	$213,351	46.7%

Our insurance revenue increased $17.8 million or 11.6%, primarily due to increases within our loss quantification solutions, insurance fraud revenue, underwriting solutions and catastrophe modeling services. Loss quantification in 2016 benefited from a non-recurring partnership revenue.
Our financial services revenue decreased $6.7 million or 19.0%, primarily due to a media effectiveness project revenue that occurred in the first quarter 2015. The decrease was partially offset by the continued demand for our analytic solutions and services.
Our energy and specialized markets revenue increased $88.4 million or 361.9%; excluding Wood Mackenzie, Infield and PCI revenues of $89.3 million, our energy and specialized markets revenue decreased $0.9 million or 3.6% due to decline in our weather risk solutions. The decrease was partially offset by growth in our environmental health and safety services.
Cost of Revenues
Cost of revenues for our Decision Analytics segment were $121.6 million for the three months ended March 31, 2016 compared to $82.8 million for the three months ended March 31, 2015, an increase of $38.8 million or 46.8%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $33.6 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $5.2 million or 6.4%. The increase was primarily due to increases in salaries and employee benefits of $5.6 million and other operating costs of $0.6 million. These increases were offset by decreases in data costs of $0.9 million and information technology expense of $0.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $52.3 million for the three months ended March 31, 2016 compared to $30.7 million for the three months ended March 31, 2015, an increase of $21.6 million or 70.9%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $22.0 million in SGA, which was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA decreased $0.4 million or 1.1%. The increase was primarily due to increases in salaries and employee benefits of $2.5 million and information technology expense of $0.2 million. These increases were offset by decreases in professional consulting fees of $2.9 million and other general expenses of $0.2 million.
     EBITDA Margin
The EBITDA margin for our Decision Analytics segment, including discontinued operations, was 40.2% for the three months ended March 31, 2016 compared to 40.0% for the three months ended March 31, 2015. The income from discontinued operations of our healthcare business negatively impacted our EBITDA margin by 4.2% for the three months ended March 31, 2016.
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $179.8 million for the three months ended March 31, 2016 compared to $170.9 million for the three months ended March 31, 2015, an increase of $8.9 million or 5.2%. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs' solutions as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage
	2016	2015	Change
	(In thousands)
Industry-standard insurance programs	$137,427	$130,596	5.2%
Property-specific rating and underwriting information	42,329	40,346	4.9%
Total Risk Assessment	$179,756	$170,942	5.2%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $51.7 million for the three months ended March 31, 2016 compared to $50.9 million for the three months ended March 31, 2015, an increase of $0.8 million or 1.4%. The increase was primarily due to increases in salaries and employee benefits costs of $1.4 million and in data costs of $0.6 million. These increases were offset by decreases in information technology expense of $0.6 million and other operating costs of $0.6 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $18.7 million for the three months ended March 31, 2016 compared to $19.0 million for the three months ended March 31, 2015, a decrease of $0.3 million or 2.2%. The decrease was primarily a decrease in professional consulting costs of $0.7 million and other general expense of $0.2 million. These decreases were offset by increases in salaries and employee benefits of $0.3 million and information technology expenses of $0.3 million.
EBITDA Margin
EBITDA margin for our Risk Assessment segment was 60.8% for the three months ended March 31, 2016 compared to 59.1% for the three months ended March 31, 2015. The increase in our EBITDA margin was primarily attributed to operating leverage in the segment as well as cost efficiencies.
Liquidity and Capital Resources
As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents and available-for-sale securities of $135.3 million and $141.9 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $1,750.0 million Syndicated Revolving Credit Facility, or the Credit Facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of consolidated revenues for the three months ended March 31, 2016 and 2015, were 5.5% and 5.4%, respectively. The expected capital expenditures for the year ending December 31, 2016 will be approximately $175.0 million, which we expect to primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2016 and 2015, we repurchased $116.4 million and $0 million of our common stock, respectively.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations and the discounts and debt issuance costs on our senior notes, of $3,005.0 million and $3,170.0 million at March 31, 2016 and December 31, 2015, respectively. The debt at March 31, 2016 was primarily issued under senior notes in May 2015 and during 2012 and 2011. As of March 31, 2016, we had senior notes with an aggregate principal amount of $2,300.0 million outstanding, and we were in compliance with our debt covenants.
As of March 31, 2016, we had a borrowing capacity of $1,750.0 million of which $1,042.7 million was available for borrowings under the Credit Facility with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program.
The Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/

leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.75 to 1.0, which ratio steps down to 3.5 to 1.0 at the end of the fourth fiscal quarter ending after the consummation of the acquisition of Wood Mackenzie. We were in compliance with all debt covenants under the Credit Facility as of March 31, 2016. During the three months ended March 31, 2016, we had total combined borrowings under the Credit Facility of $40.0 million and repaid $205.0 million. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and will range from 12.5 to 25 basis points based upon the consolidated funded debt leverage ratio. As of March 31, 2016 and December 31, 2015, we had outstanding borrowings under the Credit Facility of $705.0 million and $870.0 million, respectively. During April 2016, we repaid $25.0 million of our revolver borrowings that were outstanding as of March 31, 2016. All borrowings under the Credit Facility shall continue to remain unsecured.
Cash Flow
The following table summarizes our cash flow data for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percentage Change
	2016	2015
	(In thousands)
Net cash provided by operating activities	$303,879	$270,990	12.1%
Net cash used in investing activities	$(31,290)	$(25,225)	24.0%
Net cash used in financing activities	$(277,805)	$(132,057)	110.4%
Operating Activities
Net cash provided by operating activities was $303.9 million for the three months ended March 31, 2016 compared to $271.0 million for the three months ended March 31, 2015. Excluding the discontinued operations of Verisk Health, net cash provided by operating activities was $281.8 million for the three months ended March 31, 2016 compared to $234.4 million for the three months ended March 31, 2015, an increase of 20.2%. The increase in net cash provided by operating activities was primarily due to an increase in cash receipts from customers driven by an increase in revenues and operating profit and additional operating cash flow from Wood Mackenzie.
Investing Activities
Net cash used in investing activities was $31.3 million for the three months ended March 31, 2016 compared to $25.2 million for the three months ended March 31, 2015. The change was primarily due to an increase in capital expenditures.
Financing Activities
Net cash used in financing activities was $277.8 million and $132.1 million for the three months ended March 31, 2016 and 2015, respectively. The increase was primarily due to repurchases of common stock of $116.4 million during the three months ended March 31, 2016, as well as net repayments of short-term debt of $165.0 million during the three months ended March 31, 2016 compared to $130.0 million during the three months ended March 31, 2015.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 24, 2016.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, income taxes and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2016. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at March 31, 2016 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2016.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q for the Company and our subsidiaries other than Wood Mackenzie, which was acquired on May 19, 2015, Infield, which was acquired on November 6, 2015, and PCI, which was acquired on November 20, 2015. Management excluded from its assessment the internal control over financial reporting regarding these acquisitions and in total represented approximately 4.9% of total assets, and 18.1% of revenues as of and for the three months ended March 31, 2016. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We are in the process of integrating Wood Mackenzie, Infield, and PCI into our overall internal control over financial reporting process. Other than this ongoing integration, during the three months ended March 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 15 to our condensed consolidated financial statements for the three months ended March 31, 2016 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program of up to $2.3 billion. As of March 31, 2016, we had $353.0 million available to repurchase shares. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $1.9 billion. Our shares repurchased for the quarter ended March 31, 2016 are set forth below.

			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	(in thousands)
January 1, 2016 through January 31, 2016	660,006	$71.91	660,006	$421,891
February 1, 2016 through February 29, 2016	1,003,089	$68.69	1,003,089	$352,989
March 1, 2016 through March 31, 2016	—	n/a	—	$352,989
	1,663,095	$69.97	1,663,095

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: May 3, 2016	By:	/s/ Mark V. Anquillare
Mark V. Anquillare
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Agreement of Purchase and Sale dated April 25, 2016 among Verisk Analytics, Inc., Argus Information and Advisory Services, LLC, Verisk Health, Inc., MediConnect Global, Inc., VCVH Holding Corp., VCVH Holdings LLC, VCVH Intermediate Holding Corp. and VCVH Holding II Corp. incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2016.

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