Form 10-Q
period 2016-06-30
Verisk Analytics, Inc.
filed 2016-08-02
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of July 29, 2016, there were 168,970,219 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2016 and December 31, 2015

	2016	2015

	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$196,402	$138,348
Available-for-sale securities	3,372	3,576
Accounts receivable, net of allowance for doubtful accounts of $3,137 and $2,642, respectively	241,326	250,947
Prepaid expenses	30,870	34,126
Income taxes receivable	5,748	48,596
Other current assets	19,199	52,913
Current assets held-for-sale	—	76,063
Total current assets	496,917	604,569
Noncurrent assets:
Fixed assets, net	334,631	350,311
Intangible assets, net	1,104,262	1,245,083
Goodwill	2,629,941	2,753,026
Pension assets	39,534	32,922
Other assets	119,778	25,845
Noncurrent assets held-for-sale	—	581,896
Total assets	$4,725,063	$5,593,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$163,413	$222,112
Short-term debt and current portion of long-term debt	2,256	874,811
Pension and postretirement benefits, current	1,831	1,831
Deferred revenues	431,171	340,833
Income tax payable	16,495	—
Current liabilities held-for-sale	—	39,670
Total current liabilities	615,166	1,479,257
Noncurrent liabilities:
Long-term debt	2,273,032	2,270,904
Pension benefits	12,698	12,971
Postretirement benefits	1,868	1,981
Deferred income taxes, net	314,705	329,175
Other liabilities	57,730	58,360
Noncurrent liabilities held-for-sale	—	68,993
Total liabilities	3,275,199	4,221,641
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued and 168,719,149 and 169,424,981 shares outstanding, respectively	137	137
Additional paid-in capital	2,071,497	2,023,390
Treasury stock, at cost, 375,283,889 and 374,578,057 shares, respectively	(2,680,728)	(2,571,190)
Retained earnings	2,516,101	2,161,726
Accumulated other comprehensive losses	(457,143)	(242,052)
Total stockholders’ equity	1,449,864	1,372,011
Total liabilities and stockholders’ equity	$4,725,063	$5,593,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(In thousands, except for share and per share data)
Revenues	$498,296	$428,599	$990,997	$812,892
Expenses:
Cost of revenues (exclusive of items shown separately below)	178,466	154,639	351,743	288,423
Selling, general and administrative	75,557	82,336	146,594	132,050
Depreciation and amortization of fixed assets	29,388	22,677	61,275	42,065
Amortization of intangible assets	23,806	22,904	47,677	30,359
Total expenses	307,217	282,556	607,289	492,897
Operating income	191,079	146,043	383,708	319,995
Other income (expense):
Investment income (loss) and others, net	846	(259)	890	(761)
Gain on derivative instruments	—	85,187	—	85,187
Interest expense	(31,435)	(37,662)	(63,467)	(55,924)
Total other income (expense), net	(30,589)	47,266	(62,577)	28,502
Income from continuing operations before income taxes	160,490	193,309	321,131	348,497
Provision for income taxes	(53,754)	(34,392)	(104,665)	(93,207)
Income from continuing operations	106,736	158,917	216,466	255,290
Discontinued operations:
Income from discontinued operations	254,745	7,717	256,525	12,021
Provision for income taxes from discontinued operations	(99,745)	(3,314)	(118,616)	(5,305)
Income from discontinued operations	155,000	4,403	137,909	6,716
Net income	$261,736	$163,320	$354,375	$262,006
Basic net income per share:
Income from continuing operations	$0.64	$0.97	$1.29	$1.59
Income from discontinued operations	0.92	0.02	0.81	0.04
Basic net income per share	$1.56	$0.99	$2.10	$1.63
Diluted net income per share:
Income from continuing operations	$0.62	$0.95	$1.26	$1.55
Income from discontinued operations	0.91	0.02	0.81	0.04
Diluted net income per share	$1.53	$0.97	$2.07	$1.59
Weighted average shares outstanding:
Basic	168,296,318	164,141,804	168,375,034	161,114,861
Diluted	171,218,782	167,586,100	171,349,833	164,533,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(In thousands)
Net income	$261,736	$163,320	$354,375	$262,006
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(141,178)	(4,209)	(216,521)	(4,429)
Unrealized holding gain on available-for-sale securities	92	7	203	69
Pension and postretirement liability adjustment	720	387	1,227	1,001
Total other comprehensive loss	(140,366)	(3,815)	(215,091)	(3,359)
Comprehensive income	$121,370	$159,505	$139,284	$258,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Year Ended December 31, 2015 and The Six Months Ended June 30, 2016

	Common Stock Issued	Par Value	Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

	(In thousands, except for share data)
Balance, January 1, 2015	544,003,038	$137	$(161)	$1,171,196	$(2,533,764)	$1,654,149	$(80,514)	$211,043
Net income	—	—	—	—	—	507,577	—	507,577
Other comprehensive loss	—	—	—	—	—	—	(161,538)	(161,538)
Treasury stock acquired (1,088,474 shares)	—	—	—	100,000	(120,456)	—	—	(20,456)
KSOP shares earned (47,686 shares reissued from treasury stock)	—	—	161	13,588	327	—	—	14,076
Shares issued from equity offering (10,604,000 shares reissued from treasury stock)	—	—	—	651,258	69,590	—	—	720,848
Stock options exercised, including tax benefit of $27,992 (1,739,847 shares reissued from treasury stock)	—	—	—	57,503	11,730	—	—	69,233
Restricted stock lapsed, including tax benefit of $1,238 (177,252 shares reissued from treasury stock)	—	—	—	68	1,170	—	—	1,238
Employee stock purchase plan (25,599 shares reissued from treasury stock)	—	—	—	1,625	173	—	—	1,798
Stock based compensation	—	—	—	30,116	—	—	—	30,116
Net share settlement from restricted stock awards (32,882 shares withheld for tax settlement)	—	—	—	(2,350)	—	—	—	(2,350)
Other stock issuances (5,844 shares reissued from treasury stock)	—	—	—	386	40	—	—	426
Balance, December 31, 2015	544,003,038	137	—	2,023,390	(2,571,190)	2,161,726	(242,052)	1,372,011
Net income	—	—	—	—	—	354,375	—	354,375
Other comprehensive loss	—	—	—	—	—	—	(215,091)	(215,091)
Treasury stock acquired (1,663,095 shares)	—	—	—	—	(116,363)	—	—	(116,363)
KSOP shares issued (109,316 shares reissued from treasury stock)	—	—	—	7,433	781	—	—	8,214
Stock options exercised, including tax benefit of $9,944 (655,448 shares reissued from treasury stock)	—	—	—	25,542	4,673	—	—	30,215
Restricted stock lapsed, including tax benefit of $1,713 (163,574 shares reissued from treasury stock)	—	—	—	545	1,168	—	—	1,713
Employee stock purchase plan (16,390 shares reissued from treasury stock)	—	—	—	1,135	117	—	—	1,252
Stock based compensation	—	—	—	16,423	—	—	—	16,423
Net share settlement of restricted stock awards (36,581 shares withheld for tax settlement)	—	—	—	(2,930)	—	—	—	(2,930)
Other stock issuances (12,535 shares reissued from treasury stock)	—	—	—	(41)	86	—	—	45
Balance, June 30, 2016	544,003,038	$137	$—	$2,071,497	$(2,680,728)	$2,516,101	$(457,143)	$1,449,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Six Months Ended June 30, 2016 and 2015

	2016	2015

	(In thousands)
Cash flows from operating activities:
Net income	$354,375	$262,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	68,331	53,070
Amortization of intangible assets	53,581	42,953
Amortization of debt issuance costs and original issue discount	2,472	10,634
Allowance for doubtful accounts	1,327	456
KSOP compensation expense	8,214	7,969
Stock based compensation	16,468	19,047
Gain on derivative instruments	—	(85,187)
Gain on sale of discontinued operations	(269,385)	—
Realized loss (gain) on available-for-sale securities, net	274	(14)
Deferred income taxes	6,123	(7,390)
Loss (gain) on disposal of fixed assets, net	811	(3)
Excess tax benefits from exercised stock options and restricted stock awards	(6,570)	(8,419)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	21,179	37,981
Prepaid expenses and other assets	(1,503)	9,747
Income taxes	61,707	11,858
Accounts payable and accrued liabilities	(26,399)	(27,393)
Deferred revenues	92,581	38,305
Pension and postretirement benefits	(5,232)	(7,129)
Other liabilities	131	(2,990)
Net cash provided by operating activities	378,485	355,501
Cash flows from investing activities:
Acquisitions, net of cash acquired of $1,034 and $35,398, respectively	(6,200)	(2,811,759)
Purchase of non-controlling interest in non-public companies	—	(101)
Proceeds from sale of discontinued operations	719,374	—
Escrow funding associated with acquisition	—	(78,694)
Proceeds from the settlement of derivative instruments	—	85,187
Capital expenditures	(62,231)	(60,092)
Purchases of available-for-sale securities	(25)	(29)
Proceeds from sales and maturities of available-for-sale securities	283	230
Other investing activities, net	(620)	—
Net cash provided by (used in) investing activities	650,581	(2,865,258)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	—	1,243,966
(Repayment) proceeds of short-term debt, net	(870,000)	30,000
Proceeds from issuance of short-term debt with original maturities greater than three months	—	830,000
Repayment of current portion of long-term debt	—	(170,000)
Repayment of long-term debt	—	(50,000)
Payment of debt issuance costs	—	(23,053)
Repurchases of common stock	(116,363)	—
Excess tax benefits from exercised stock options and restricted stock awards	6,570	8,419
Proceeds from stock options exercised	16,326	18,103
Proceeds from issuance of stock as part of a public offering	—	720,848
Net share settlement of restricted stock awards	(2,930)	(2,350)
Other financing activities, net	(3,536)	(2,569)
Net cash (used in) provided by financing activities	(969,933)	2,603,364
Effect of exchange rate changes	(1,079)	12,525
Increase in cash and cash equivalents	58,054	106,132
Cash and cash equivalents, beginning of period	138,348	39,359
Cash and cash equivalents, end of period	$196,402	$145,491
Supplemental disclosures:
Taxes paid	$149,597	$87,914
Interest paid	$62,902	$37,977
Noncash investing and financing activities:
Promissory note received for sale of discontinued operations	$82,900	$—
Equity interest received for sale of discontinued operations	$8,400	$—
Deferred tax liability established on date of acquisition	$293	$258,976
Tenant improvement included in other liabilities	$34	$448
Capital lease obligations	$637	$905
Capital expenditures included in accounts payable and accrued liabilities	$1,629	$4,658
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
2. Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets and liabilities, fair value of stock based compensation, assets and liabilities for pension and postretirement benefits, and the estimate for the allowance for doubtful accounts. Actual results may ultimately differ from those estimates. Certain reclassifications have been made related to the debt disclosure within the condensed consolidated financial statements and the notes to conform to the respective 2016 presentation in connection with the adoption of Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU No. 2015-03"). On March 31, 2016, the Company's healthcare business qualified as assets held-for-sale. Accordingly, the respective assets and liabilities have been classified as held-for-sale in the condensed consolidated balance sheet at December 31, 2015. The Company's healthcare business was sold on June 1, 2016. The results of operations and the gain on sale of the Company's healthcare business are reported as a discontinued operation for the periods presented herein (See Note 6).
The condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three and six months ended June 30, 2016 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
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

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU No. 2015-05"). This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. The Company adopted the guidance on January 1, 2016. The adoption of ASU No. 2015-05 did not have a material impact on the Company's condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16"). ASU No. 2015-16 requires, for business combinations, that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company adopted the guidance on January 1, 2016. Adoption of this guidance did not have a material impact on the results of operations or financial position (see Note 5).

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
In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (“ASU No. 2016-10”). The amendments in this update clarify the following two aspects of Accounting Standards Codification ("ASC") 606 ("ASC 606"), Revenue From Contracts With Customers: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in ASU No. 2016-10 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating ASU No. 2016-10 and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

In May 2016, the FASB issued ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update) ("ASU No. 2016-11"). Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of ASC 606: a. Revenue and Expense Recognition for Freight Services in Process, b. Accounting for Shipping and Handling Fees and Costs, c. Accounting for Consideration Given by a Vendor to a Customer, and d. Accounting for Gas-Balancing Arrangements. The adoption of ASU No. 2016-11 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients ("ASU No. 2016-12"). ASU No. 2016-12 does not change the core principle of the guidance in ASC 606. Rather, this update affects only the narrow scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements for ASC 606. The adoption of ASU No. 2016-12 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13"). Financial assets measured at amortized cost basis, including but not limited to loans, debt securities and trade receivables , that have the contractual right to receive cash are within the scope of this guidance. Under ASU No. 2016-13, these financial assets should be presented at the net amount expected to be collected. The income statement should reflect the measurement of credit losses that have taken place during the period. The amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019. Earlier adoption is permitted. The Company has decided not to early adopt ASU No. 2016-13. The adoption of ASU No. 2016-13 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
3. Investments:
Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Gain (Loss)	Fair Value
June 30, 2016
Registered investment companies	$3,090	$282	$3,372
December 31, 2015
Registered investment companies	$3,622	$(46)	$3,576
In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"). At June 30, 2016 and December 31, 2015, the carrying value of such securities was $16,887 and $8,487, respectively, and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.
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

The fair values of cash and cash equivalents (other than money-market funds, which are recorded on a reported net asset value basis disclosed below), accounts receivable, securities accounted for under ASC 323-10-25, accounts payable and accrued liabilities, deferred revenues, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments.
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

Quoted Prices in Active Markets for Identical Assets (Level 1)
June 30, 2016
Registered investment companies (1)	$3,372
December 31, 2015
Registered investment companies (1)	$3,576
______________________
(1) Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of the long-term debt as of June 30, 2016 and December 31, 2015, respectively:

		2016		2015
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Subordinated promissory note receivable	Level 2	$83,078	$82,900	$—	$—
Long-term debt excluding capitalized leases	Level 2	$2,275,767	$2,462,613	$2,274,144	$2,328,134
5. Acquisitions:
2016 Acquisition
On April 14, 2016, the Company acquired 100 percent of the stock of Risk Intelligence Ireland ("RII"), a leading provider of fraud detection, compliance, risk control, and process automation services to the Irish insurance industry, for a net cash purchase price of $6,200. RII enhances the ability of the Company's Risk Assessment segment to serve the international insurance market. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date.
2015 Acquisitions
On May 19, 2015, the Company acquired 100 percent of the stock of Wood Mackenzie Limited ("Wood Mackenzie") for a net cash purchase price of $2,889,629, including $78,694 of an indemnity escrow, which the Company financed through a combination of debt and equity offerings, borrowings under the Company's credit facility, and cash on hand. Due to the fact that a portion of the purchase price was funded in pounds sterling and the remainder in U.S. dollars, the Company entered into a foreign currency hedging instrument to purchase pounds sterling. The Company recorded a gain on the hedge of $85,187 for the three and six months ended June 30, 2015. The proceeds from the gain were utilized to partially fund the acquisition of Wood Mackenzie. Wood Mackenzie is a global provider of data analytics and commercial intelligence for the energy, chemicals, metals and mining verticals. This acquisition advances the Company’s strategy to expand internationally and positions the Company in the global energy market. Wood Mackenzie is included in the energy and specialized markets vertical, formerly named the specialized markets vertical, of the Decision Analytics segment.

As of June 30, 2016, the Company finalized the purchase accounting for the acquisition of Wood Mackenzie. The final purchase price allocations of the acquisition resulted in the following:

Wood Mackenzie
Cash and cash equivalents	$35,398
Accounts receivable	80,307
Current assets	97,397
Fixed assets	71,929
Intangible assets	1,111,950
Goodwill and other	2,002,418
Other assets	1,993
Total assets acquired	3,401,392
Current liabilities	121,996
Deferred revenues	142,457
Deferred income taxes, net	204,289
Other liabilities	7,623
Total liabilities assumed	476,365
Net assets acquired	2,925,027
Cash acquired	(35,398)
Net cash purchase price	$2,889,629
The impact of finalization of the purchase accounting for Wood Mackenzie was not material to the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015.
The Company determined the fair values of the assets and liabilities of Wood Mackenzie with the assistance of valuations performed by third party specialists, discounted cash flow analysis and estimates made by management. The final amounts assigned to intangible assets by type for the Wood Mackenzie acquisition are summarized in the table below:

	Weighted Average Useful Life	Total
Technology-related	7 years	$104,663
Marketing-related	20 years	232,935
Customer-related	15 years	278,106
Database-related	20 years	496,246
Total intangible assets		$1,111,950

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of Wood Mackenzie occurred at the beginning of 2015. The pro forma information for the three and six months ended June 30, 2015 presented below is based on estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of the condensed consolidated financial position or results of operations in future periods or the results that actually would have been realized had this acquisition been completed at the beginning of 2015. The unaudited pro forma information includes intangible asset amortization charges and incremental borrowing costs as a result of the acquisition, net of related tax, estimated using the Company’s effective tax rate for continuing operations for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(unaudited)
Pro forma revenues	$477,561	$952,606
Pro forma income from continuing operations	$140,378	$255,129
Pro forma basic income from continuing operations per share	$0.86	$1.58
Pro forma diluted income from continuing operations per share	$0.84	$1.55
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
On November 20, 2015, the Company acquired 100 percent of the stock of The PCI Group ("PCI"). PCI is a consortium of five specialist companies that offer integrated data and subscriptions research in the chemicals, fibers, films, and plastics sectors. PCI has become part of Wood Mackenzie and continues to provide services to enhance Wood Mackenzie's chemicals capabilities in the Decision Analytics segment. The Company paid a net cash purchase price of $37,387.
The preliminary allocations of the purchase prices for the acquisitions of Infield and PCI are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The revisions may have a significant impact on the condensed consolidated financial statements. The allocations of the purchase prices will be finalized once all information is obtained, but not to exceed one year from the acquisition dates. The primary areas of the purchase price allocations that are not yet finalized relate to fixed assets and operating leases, income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill.

The goodwill associated with the stock purchases of Wood Mackenzie, Infield and PCI is not deductible for tax purposes. For the six months ended June 30, 2015, the Company incurred transaction costs related to the Wood Mackenzie acquisition of $26,617 included within "Selling, general and administrative" expenses and $13,336 included within "Interest expense" in the accompanying condensed consolidated statements of operations.

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At June 30, 2016 and December 31, 2015, the current portion of the escrows amounted to $4,856 and $38,656, and the noncurrent portion of the escrows amounted to $0 and $4,591, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and "Other assets" in the accompanying condensed consolidated balance sheets, respectively.
6. Discontinued Operations:

On June 1, 2016, the Company sold 100 percent of the stock of its healthcare business, Verisk Health ("Verisk Health"), in exchange for a purchase price that consisted of $719,374 of cash consideration after a working capital adjustment of $626, a subordinated promissory note with a face value of $100,000 and an eight year maturity (the "Note"), and other contingent consideration (collectively, the "Sale"). The Company recognized income from the discontinued operation, net of tax, of $155,000 and $137,909 for the three and six months ended June 30, 2016, respectively. Results of operations for the healthcare business are reported as a discontinued operation for the three and six months ended June 30, 2016 and for all prior periods presented.

The Note has a stated interest rate of 9.0% per annum, increasing to 11.0% per annum at the earlier of specified refinancings or acquisitions, or the fourth anniversary of the closing of the Sale. Interest shall accrue from the closing date and on each anniversary of the Sale until the Note is paid in full on the unpaid principal amount of the Note outstanding at the interest rate in effect (computed on the basis of a 360-day year of twelve 30-day months). On each anniversary of the Sale, accrued interest shall be paid in kind by adding the amount of such accrued interest to the outstanding principal amount of the Note. The issuer of the Note may, at its option at any time prior to the maturity date, prepay any, or all, of the principal amount of the Note, plus accrued but unpaid interest as of the elected prepayment date, without any premium or penalty. There is a mandatory prepayment of the Note as a result of (i) the proceeds of a specified dividend recapitalization received by the issuer, (ii) the consummation of a change of control of the issuer, or (iii) the sale, transfer or other disposition by the parent of the issuer of more than 10.0% of the capital stock of the issuer. As of June 30, 2016, the Company had a receivable of $83,078 outstanding under the Note. The fair value of the Note is based on management estimates with the assistance of valuations performed by third party specialists, discounted cash flow analysis based on current market conditions and assumptions that the Note would be paid in full at maturity, including accrued interest, with no prepayment election.

The Company also received a 10.0% interest in the issuer's stock, the exercise value of which will be contingent on the parent of the issuer realizing a specified rate of return on its investment. As of June 30, 2016, the Company had an equity investment of $8,400 related to such interest accounted for in accordance with ASC 323-10-25. The value of the equity investment is based on management estimates with the assistance of valuations performed by third party specialists. Refer to Note 3. Investments for further discussion.

The following table summarizes the results from the discontinued operation for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues from discontinued operations	$43,173	$69,051	$112,323	$144,155
Expenses:
Cost of revenues (exclusive of items shown separately below)	31,399	40,557	75,878	90,989
Selling, general and administrative	26,448	8,956	36,559	17,548
Depreciation and amortization of fixed assets	70	5,951	7,056	11,005
Amortization of intangible assets	—	5,908	5,904	12,594
Total expenses	57,917	61,372	125,397	132,136
Operating income	(14,744)	7,679	(13,074)	12,019
Other income (expense):
Gain on sale	269,385	—	269,385	—
Investment income and others, net	104	38	214	2
Total other income	269,489	38	269,599	2
Income from discontinued operations before income taxes	254,745	7,717	256,525	12,021
Provision for income taxes (including tax on gain of $118,019)	(99,745)	(3,314)	(118,616)	(5,305)
Income from discontinued operations, net of tax	$155,000	$4,403	$137,909	$6,716

The following table summarizes the assets held-for-sale and the liabilities held-for-sale as of December 31, 2015:

December 31, 2015
Accounts receivable, net of allowance for doubtful accounts of $2,428	$69,152
Prepaid expenses	6,615
Income tax receivable	257
Other current assets	39
Total current assets held-for-sale	$76,063

Fixed assets, net	$67,857
Intangible assets, net	131,662
Goodwill	381,800
Other assets	577
Total noncurrent assets held-for-sale	$581,896

Accounts payable and accrued liabilities	$23,552
Deferred revenues	16,118
Total current liabilities held-for-sale	$39,670

Deferred income taxes, net	$67,255
Other liabilities	1,738
Total noncurrent liabilities held-for-sale	$68,993

Net cash provided by operating activities and net cash used in investing activities from the discontinued operation for the six months ended June 30 are presented below:

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$21,443	$54,017
Net cash used in investing activities	$(10,649)	$(10,800)

The Company has also entered into a transitional service agreement ("TSA") with the buyer of Verisk Health. Under the TSA, the Company provides various services for terms generally up to 12 months and receives a level of cost reimbursement from the buyer.
7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2015 through June 30, 2016, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2015 (1)	$55,555	$2,697,471	$2,753,026
Current year acquisition	4,639	—	4,639
Purchase accounting reclassification	—	8,641	8,641
Foreign currency translation	(66)	(136,299)	(136,365)
Goodwill at June 30, 2016 (1)	$60,128	$2,569,813	$2,629,941
______________________

(1)	The balances at December 31, 2015 are net of the reclassification of goodwill to noncurrent assets held-for-sale of $381,800. Refer to Note 6. Discontinued Operations for further discussion.
Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2016, and concluded that there was no impairment of goodwill.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
June 30, 2016
Technology-based	7 years	$318,501	$(186,321)	$132,180
Marketing-related	18 years	238,075	(42,932)	195,143
Contract-based	6 years	4,996	(4,996)	—
Customer-related	14 years	488,605	(113,093)	375,512
Database-related	20 years	425,488	(24,061)	401,427
Total intangible assets		$1,475,665	$(371,403)	$1,104,262
December 31, 2015
Technology-based	7 years	$327,767	$(175,746)	$152,021
Marketing-related	18 years	259,158	(37,798)	221,360
Contract-based	6 years	4,996	(4,996)	—
Customer-related	14 years	512,632	(96,549)	416,083
Database-related	20 years	470,367	(14,748)	455,619
Total intangible assets		$1,574,920	$(329,837)	$1,245,083
Amortization expense related to intangible assets for the three months ended June 30, 2016 and 2015 was $23,806 and $22,904, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2016 and 2015 was $47,677 and $30,359, respectively. Estimated amortization expense for the remainder of 2016 and the years through 2021 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2016	$45,410
2017	90,393
2018	90,260
2019	89,727
2020	89,047
2021 and thereafter	699,425
$1,104,262
8. Income Taxes:
The Company’s effective tax rate for the three and six months ended June 30, 2016 was 33.49% and 32.59% , respectively, compared to the effective tax rate for the three and six months ended June 30, 2015 of 17.79% and 26.75%. The effective tax rate for the three and six months ended June 30, 2016 is higher than the June 30, 2015 effective tax rate primarily due to non-recurring tax benefits related to the Wood Mackenzie acquisition in 2015. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and tax benefits related to the Wood Mackenzie acquisition.

9. Debt:
The following table presents short-term and long-term debt by issuance as of June 30, 2016 and December 31, 2015:

	Issuance Date	Maturity Date	2016	2015
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$—	$870,000
Capital lease obligations	Various	Various	2,256	4,811
Short-term debt and current portion of long-term debt			2,256	874,811
Long-term debt:
Senior notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $10,999 and $11,619, respectively	5/15/2015	6/15/2025	889,001	888,381
5.500% senior notes, less unamortized discount and debt issuance costs of $5,138 and $5,226, respectively	5/15/2015	6/15/2045	344,862	344,774
4.125% senior notes, less unamortized discount and debt issuance costs of $3,809 and $4,117, respectively	9/12/2012	9/12/2022	346,191	345,883
4.875% senior notes, less unamortized discount and debt issuance costs of $1,670 and $2,002, respectively	12/8/2011	1/15/2019	248,330	247,998
5.800% senior notes, less unamortized discount and debt issuance costs of $2,617 and $2,892, respectively	4/6/2011	5/1/2021	447,383	447,108
Capital lease obligations	Various	Various	1,973	2,317
Syndicated revolving credit facility debt issuance costs	Various	Various	(4,708)	(5,557)
Long-term debt			2,273,032	2,270,904
Total debt			$2,275,288	$3,145,715
As of June 30, 2016 and December 31, 2015, the Company had senior notes with an aggregate principal amount of $2,300,000 outstanding and was in compliance with their financial debt covenants.
As of June 30, 2016, the Company had a borrowing capacity of $1,500,000 under the committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility") with Bank of America N.A., JP Morgan Chase, N.A., Sun Trust Bank, Wells Fargo Bank N.A., Citizens Bank, N.A., Morgan Stanley Senior Funding, Inc., HSBC Bank USA, N.A., Royal Bank of Canada, BNP Paribas, TD Bank, N.A., The Northern Trust Company, and Capital One N.A. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the "Repurchase Program"). The Company was in compliance with all financial debt covenants under the Credit Facility as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the Company had outstanding borrowings under the Credit Facility of $0 and $870,000, respectively. During the six months ended June 30, 2016, the Company utilized a portion of the proceeds from the sale of Verisk Health and cash flows from operations to repay the outstanding borrowings under the Credit Facility. On May 26, 2016, the Company entered into the Second Amendment to the Credit Facility, which reduced the borrowing capacity from $1,750,000 to $1,500,000 and amended the pricing grid.
10. Stockholders’ Equity:
The Company has 2,000,000,000 shares of authorized common stock. The common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the Board.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of June 30, 2016.

Share Repurchase Program

Since the introduction of the Repurchase Program as a feature of the Company's capital management strategies in 2010, the Company has authorized repurchases of up to $2,300,000 of its common stock and has repurchased shares with an aggregate value of $1,947,011. The Company repurchased 1,663,095 shares of common stock with an aggregate value of $116,363 during the six months ended June 30, 2016. As of June 30, 2016, the Company had $352,989 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.

Treasury Stock

As of June 30, 2016, the Company’s treasury stock consisted of 375,283,889 shares of common stock. During the six months ended June 30, 2016, the Company reissued 957,263 shares of common stock from the treasury shares at a weighted average price of $7.13 per share.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator used in basic and diluted EPS:
Income from continuing operations	$106,736	$158,917	$216,466	$255,290
Income from discontinued operations (Note 6)	155,000	4,403	137,909	6,716
Net income	$261,736	$163,320	$354,375	$262,006
Denominator:
Weighted average number of common shares used in basic EPS	168,296,318	164,141,804	168,375,034	161,114,861
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	2,922,464	3,444,296	2,974,799	3,418,795
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	171,218,782	167,586,100	171,349,833	164,533,656
The potential shares of common stock that were excluded from diluted EPS were 2,757,489 and 1,784,103 for the three months ended June 30, 2016 and 2015, and 2,215,987 and 892,981 for the six months ended June 30, 2016 and 2015, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of June 30, 2016 and December 31, 2015:

	2016	2015
Foreign currency translation adjustment	$(382,349)	$(165,828)
Unrealized holding gains on available-for-sale securities, net of tax	206	3
Pension and postretirement adjustment, net of tax	(75,000)	(76,227)
Accumulated other comprehensive losses	$(457,143)	$(242,052)

The before tax and after tax amounts of other comprehensive income for the three and six months ended June 30, 2016 and 2015 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
For the Three Months Ended June 30, 2016
Foreign currency translation adjustment	$(141,178)	$—	$(141,178)
Unrealized holding gain on available-for-sale securities before reclassifications	(315)	120	(195)
Amount reclassified from accumulated other comprehensive losses (1)	464	(177)	287
Unrealized holding loss on available-for-sale securities	149	(57)	92
Pension and postretirement adjustment before reclassifications	1,807	(544)	1,263
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(883)	340	(543)
Pension and postretirement adjustment	924	(204)	720
Total other comprehensive loss	$(140,105)	$(261)	$(140,366)
For the Three Months Ended June 30, 2015
Foreign currency translation adjustment	$(4,209)	$—	$(4,209)
Unrealized holding gain on available-for-sale securities before reclassifications	(8)	3	(5)
Amount reclassified from accumulated other comprehensive losses (1)	19	(7)	12
Unrealized holding loss on available-for-sale securities	11	(4)	7
Pension and postretirement adjustment before reclassifications	1,460	(623)	837
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(730)	280	(450)
Pension and postretirement adjustment	730	(343)	387
Total other comprehensive loss	$(3,468)	$(347)	$(3,815)

	Before Tax	Tax Benefit (Expense)	After Tax
For the Six Months Ended June 30, 2016
Foreign currency translation adjustment	$(216,521)	$—	$(216,521)
Unrealized holding loss on available-for-sale securities before reclassifications	54	(21)	33
Amount reclassified from accumulated other comprehensive losses (1)	274	(104)	170
Unrealized holding loss on available-for-sale securities	328	(125)	203
Pension and postretirement adjustment before reclassifications	3,532	(1,217)	2,315
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(1,766)	678	(1,088)
Pension and postretirement adjustment	1,766	(539)	1,227
Total other comprehensive loss	$(214,427)	$(664)	$(215,091)
For the Six Months Ended June 30, 2015
Foreign currency translation adjustment	$(4,429)	$—	$(4,429)
Unrealized holding loss on available-for-sale securities before reclassifications	97	(37)	60
Amount reclassified from accumulated other comprehensive losses (1)	14	(5)	9
Unrealized holding loss on available-for-sale securities	111	(42)	69
Pension and postretirement adjustment before reclassifications	3,288	(1,274)	2,014
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(1,644)	631	(1,013)
Pension and postretirement adjustment	1,644	(643)	1,001
Total other comprehensive loss	$(2,674)	$(685)	$(3,359)
_______________

(1)	This accumulated other comprehensive loss component, before tax, is included under “Investment income and others, net” in the accompanying condensed consolidated statements of operations.

(2)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12 Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
All of the Company’s outstanding stock options and restricted stock awards are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of June 30, 2016, there were 8,678,784 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the six months ended June 30, 2016 and 2015 was $16,326 and $18,103, respectively.

The Company granted equity awards to key employees of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. The Company recognizes the expense of the equity awards ratably over the vesting period. A summary of the equity awards granted for the six months ended June 30, 2016 is presented below.

Grant Date	Service Vesting Period	Stock Options	Restricted Stock	Common Stock
April 1, 2016	Four-year graded vesting	1,219,096	244,244	—
April 1, 2016	Not applicable	—	—	567
April 4, 2016	Four-year graded vesting	2,212	415	—
April 18, 2016	Four-year graded vesting	1,266	239	—
April 25, 2016	Three-year graded vesting	3,344	946	—
May 2, 2016	Four-year graded vesting	12,931	2,438	—
May 3, 2016	Four-year graded vesting	3,379	632	—
June 6, 2016	Four-year graded vesting	4,029	751	—
		1,246,257	249,665	567

On July 1, 2016, the Company granted 2,471 shares of common stock, 26,417 nonqualified stock options that were immediately vested, 51,381 nonqualified stock options with a one-year service period, and 10,968 deferred stock units to the directors of the Company.  The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock at the grant date and a ten-year contractual term.
The fair value of the stock options granted for the six months ended June 30, 2016 and 2015 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2016	2015
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	20.29%	20.25%
Risk-free interest rate	1.15%	1.51%
Expected term in years	4.5	4.6
Dividend yield	—%	—%
Weighted average grant date fair value per stock option	$15.33	$12.91
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

A summary of the stock options outstanding and exercisable as of December 31, 2015 and June 30, 2016 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	9,117,733	$40.17	$334,691
Granted	1,246,257	$80.15
Exercised	(655,448)	$30.93	$30,973
Cancelled or expired	(137,177)	$71.53
Outstanding at June 30, 2016	9,571,365	$45.55	$340,039
Exercisable at June 30, 2016	6,765,200	$34.17	$317,357
Exercisable at December 31, 2015	6,541,229	$29.81	$307,924
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk common stock as of the reporting date. In accordance with ASC 718, Stock Compensation ("ASC 718"), excess tax benefit from exercised stock options and restricted stock lapsed is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the six months ended June 30, 2016 and 2015, the Company recorded excess tax benefits of $11,657 and $7,848, respectively. The Company realized $6,570 and $8,419 of tax benefit within the Company’s quarterly tax payments through June 30, 2016 and 2015, respectively. Stock based compensation expense for the six months ended June 30, 2016 and 2015 was $16,468 and $19,047, respectively.
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
A summary of the status of the restricted stock awarded under the 2013 Incentive Plan as of December 31, 2015 and June 30, 2016 and changes during the interim period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	533,768	$66.25
Granted	249,665	$80.15
Vested	(212,123)	$63.80
Forfeited	(26,145)	$71.24
Outstanding at June 30, 2016	545,165	$72.77
As of June 30, 2016, there was $75,229 of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.98 years. As of June 30, 2016, there were 2,806,165 and 544,885 nonvested stock options and restricted stock, respectively, of which 2,353,193 and 457,990 are expected to vest. The total grant date fair value of options vested during the six months ended June 30, 2016 and 2015 was $6,807 and $10,191, respectively. The total grant date fair value of restricted stock vested during the six months ended June 30, 2016 and 2015 was $6,889 and $9,727, respectively.
The Company’s employee stock purchase plan (“ESPP”) offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the six months ended June 30, 2016 and 2015, the Company issued 16,390 and 11,404 shares of common stock at a weighted discounted price of $76.41 and $68.51 for the ESPP, respectively.
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

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended June 30,
	2016	2015	2016	2015
Interest cost	$4,781	$4,487	$120	$134
Expected return on plan assets	(7,952)	(8,657)	(124)	(142)
Amortization of prior service credit	—	—	(36)	(38)
Amortization of net actuarial loss	794	612	125	156
Net periodic (benefit) cost	$(2,377)	$(3,558)	$85	$110
Employer contributions, net	$218	$278	$144	$139

	For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest cost	$9,562	$9,044	$240	$268
Expected return on plan assets	(15,904)	(17,216)	(248)	(285)
Amortization of prior service credit	—	—	(72)	(75)
Amortization of net actuarial loss	1,588	1,407	250	312
Net periodic (benefit) cost	$(4,754)	$(6,765)	$170	$220
Employer contributions, net	$543	$495	$105	$91
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
Decision Analytics: The Company develops solutions that its customers use to analyze the key processes in managing risk: ‘prediction of loss’, ‘detection and prevention of fraud’ and ‘quantification of loss’. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, such as hurricanes and earthquakes claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sectors. The Company offers services and a suite of solutions to a client base that includes credit and debit card issuers, retail bank and other consumer financial services providers, payment processors, insurance companies and other industry stakeholders. The Company further leverages predictive models and proprietary data to advise customers to make asset investment and portfolio allocation decisions in the global energy market. The Company discloses revenue within this segment based on the industry vertical groupings of insurance, financial services, and energy and specialized markets. On June 1, 2016, the Company sold its healthcare business, Verisk Health, which was part of the Decision Analytics segment. Results of operations for the healthcare business are reported as a discontinued operation for the three and six months ended June 30, 2016 and 2015. Refer to Note 6 for more information.

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
The two aforementioned operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. In addition, the CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, revenues from countries outside of the U.S. accounted for 22.3% and 12.7% of the Company's consolidated revenues for the six months ended June 30, 2016 and 2015, respectively. No individual country outside of the U.S. accounted for 5.0% or more of the Company's consolidated revenues for the six months ended June 30, 2016 or 2015.
The following table provides the Company’s revenue and EBITDA by reportable segment for the three and six months ended June 30, 2016 and 2015, and the reconciliation of EBITDA to operating income as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2016			June 30, 2015
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$317,179	$181,117	$498,296	$256,869	$171,730	$428,599
Expenses:
Cost of revenues (exclusive of items shown separately below)	(123,443)	(55,023)	(178,466)	(104,225)	(50,414)	(154,639)
Selling, general and administrative	(54,005)	(21,552)	(75,557)	(62,442)	(19,894)	(82,336)
Investment income and others, net	880	(34)	846	(380)	121	(259)
Gain on derivative instruments	—	—	—	85,187	—	85,187
EBITDA from discontinued operations (including the gain on sale in 2016)	254,814	—	254,814	19,576	—	19,576
EBITDA	395,425	104,508	499,933	194,585	101,543	296,128
Depreciation and amortization of fixed assets	(22,492)	(6,896)	(29,388)	(16,326)	(6,351)	(22,677)
Amortization of intangible assets	(23,647)	(159)	(23,806)	(22,815)	(89)	(22,904)
Less: Investment income and others, net	(880)	34	(846)	380	(121)	259
Gain on derivative instruments	—	—	—	(85,187)	—	(85,187)
EBITDA from discontinued operations (including the gain on sale in 2016)	(254,814)	—	(254,814)	(19,576)	—	(19,576)
Operating income	$93,592	$97,487	191,079	$51,061	$94,982	146,043
Investment income and others, net			846			(259)
Gain on derivative instruments			—			85,187
Interest expense			(31,435)			(37,662)
Income from continuing operations before income taxes			$160,490			$193,309

	For the Six Months Ended			For the Six Months Ended
	June 30, 2016			June 30, 2015
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$630,124	$360,873	$990,997	$470,220	$342,672	$812,892
Expenses:
Cost of revenues (exclusive of items shown separately below)	(245,032)	(106,711)	(351,743)	(187,037)	(101,386)	(288,423)
Selling, general and administrative	(106,389)	(40,205)	(146,594)	(93,087)	(38,963)	(132,050)
Investment income and others, net	992	(102)	890	(949)	188	(761)
Gain on derivative instruments	—	—	—	85,187	—	85,187
EBITDA from discontinued operations (including the gain on sale in 2016)	269,485	—	269,485	35,620	—	35,620
EBITDA	549,180	213,855	763,035	309,954	202,511	512,465
Depreciation and amortization of fixed assets	(47,393)	(13,882)	(61,275)	(29,752)	(12,313)	(42,065)
Amortization of intangible assets	(47,430)	(247)	(47,677)	(30,182)	(177)	(30,359)
Less: Investment income and others, net	(992)	102	(890)	949	(188)	761
Gain on derivative instruments	—	—	—	(85,187)	—	(85,187)
EBITDA from discontinued operations (including the gain on sale in 2016)	(269,485)	—	(269,485)	(35,620)	—	(35,620)
Operating income	$183,880	$199,828	383,708	$130,162	$189,833	319,995
Investment income and others, net			890			(761)
Gain on derivative instruments			—			85,187
Interest expense			(63,467)			(55,924)
Income from continuing operations before income taxes			$321,131			$348,497

Operating segment revenues by type of service is provided below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Decision Analytics:
Insurance	$175,476	$165,276	$347,021	$319,009
Financial services	30,585	26,380	59,059	61,550
Energy and specialized markets	111,118	65,213	224,044	89,661
Total Decision Analytics	317,179	256,869	630,124	470,220
Risk Assessment:
Industry-standard insurance programs	138,599	130,776	276,026	261,372
Property-specific rating and underwriting information	42,518	40,954	84,847	81,300
Total Risk Assessment	181,117	171,730	360,873	342,672
Total revenues	$498,296	$428,599	$990,997	$812,892

Long-lived assets by country are provided below:

	June 30, 2016	December 31, 2015
Long-lived assets:
United States of America	$1,590,865	$2,178,142
United Kingdom	2,345,761	2,799,392
Other countries	276,147	11,549
Total long-lived assets	$4,212,773	$4,989,083

14. Related Parties:
The Company considers its stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of June 30, 2016 and December 31, 2015, the Company had no transactions with related parties owning more than 5.0% of its common stock, except for transactions with the KSOP as disclosed in Note 16 Compensation Plans of the Company's consolidated financial statements included in the 2015 Form 10-K filing.
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
Intellicorp Records, Inc. Litigation
On September 9, 2015, the Company was served with a nationwide putative class action complaint filed in the Court of Common Pleas, Cuyahoga County in Ohio naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp.”) titled Sherri Legrand v. Intellicorp Records, Inc. and The Cato Corporation et al. Defendants removed the case to the United States District Court for the Northern District of Ohio on October 8, 2015. Plaintiffs filed their First Amended Class Action Complaint on November 5, 2015 (“Amended Complaint”), which like the prior complaint claims violations of the Fair Credit Reporting Act ("FCRA") and alleges two putative class claims against Intellicorp, namely (i) a  section 1681k(a)  claim on behalf of all individuals  who were the subjects of  consumer reports furnished  by Intellicorp, which contained  public record  information in the “Government Sanctions” section of the report on or after September 4, 2013 and continuing through the date the class list is prepared, and (ii) a section 1681e(b) claim  on behalf of all individuals  who were the subjects of  consumer reports furnished  by Intellicorp, which contained  public record  information in the “Government Sanctions” section of the report where the address or social security number of the subject of the report do not match the social security number or address contained in the government database on or after September 4, 2013 and continuing through the date the class list is prepared. Count I of the Amended Complaint alleges that defendant Cato violated the FCRA by procuring  consumer reports on the plaintiff and other class members without making the stand-alone disclosure required by FCRA section 1681b(b)(2)(A)(i). Counts II and III allege that Intellicorp violated the FCRA section 1681e (b) by failing to follow reasonable procedures to assure maximum accuracy of the adverse information included in its consumer reports and FCRA section 1681k (a) by failing to maintain strict procedures to assure that the public record information reported, which was likely to have an adverse effect on the consumer was complete and up to date, respectively. The Amended Complaint alleges that defendants acted willfully and seeks statutory damages for the classes in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, equitable relief, costs and attorney’s fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.

On February 1, 2016, the Company was served with a nationwide putative class action complaint filed in the United States District Court for the Eastern District of North Carolina naming Intellicorp. The complaint titled Frank DiSalvo v. Intellicorp Records, Inc. claims violations of the FCRA and alleges a  section 1681b(b)(1)  claim on behalf of all individuals residing in the United States who were the subjects of  consumer reports furnished  by Intellicorp for employment purposes within the period prescribed by the FCRA, 15 U.S.C. Section 1681p without first obtaining from the user of the report a certification that such user had complied with the obligations under Section 1681b(b)(2) as to the subject of the consumer report. The  class complaint alleges that Intellicorp violated the FCRA section 1681b(b)(1) by failing to obtain the required specific certification from its customers to whom Intellicorp furnished consumer reports as to each consumer report provided before providing the specific consumer report that was the subject of the certification. The complaint alleges that the violations were willful or in the alternative negligent and seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, equitable relief, costs and attorney’s fees. On April 18, 2016, the parties filed a joint motion to stay all proceedings pending the resolution of the United States Supreme Court’s decision in Spokeo v. Robins, No. 13-1339. After Spokeo was decided on May 16, 2016, plaintiffs voluntarily dismissed their federal court complaint and filed a virtually identical complaint in Ohio State court on May 27, 2016. Defendants removed that complaint to the United States District Court for the Northern District of Ohio on July 1, 2016.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.

Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleges that the Company’s Roof InSight, Property InSight and Aerial Sketch products infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 436, 840, 152, 880, 770, 732 and 454 (collectively the “Patents-in-Suit.”) On November 30, 2015, plaintiffs filed a First Amended Complaint (“First Amended Complaint”) adding Patent Nos. 376 and 737 to the Patents in Suit. The First Amended Complaint seeks an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, by way of inducement the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees.
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
Insurance Services Office, Inc. Litigation
On August 1, 2014 the Company was served with an Amended Complaint filed in the United States District Court for the District of Colorado titled Snyder, et. al. v. ACORD Corp., et al. The action is brought by nineteen individual plaintiffs, on their own behalf and on behalf of a putative class, against more than 120 defendants, including the Company and ISO. Except for the Company, ISO and the defendant Acord Corporation, which provides standard forms to assist in insurance transactions, most of the other defendants are property and casualty insurance companies that plaintiffs claim conspired to underpay property damage claims. Plaintiffs claim that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law. On September 8, 2014, the Court entered an Order striking the Amended Complaint and granting leave to the plaintiffs to file a new complaint. On October 13, 2014, plaintiffs filed their Second Amended Complaint, which was re-filed by plaintiffs to correct errors as the Third Amended Complaint. The Third Amended Complaint similarly alleges that the defendants conspired to underpay property damage claims, but does not specifically allege what role the Company or ISO played in the alleged conspiracy. It claims that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law, and seeks all available relief including injunctive, statutory, actual and punitive damages as well as attorneys’ fees. On January 15, 2016, the Court granted defendants’ motions to dismiss all claims asserted in the Third Amended Complaint. Plaintiffs filed a motion for reconsideration of this dismissal on February 16, 2016. The Court granted defendants’ motion to strike the motion for reconsideration on March 2, 2016 and gave plaintiffs leave to file another motion for reconsideration in accordance with the rules which plaintiffs filed on March 11, 2016 and, which was denied by the Court on April 25, 2016. On April 1, 2016, plaintiffs also filed a Notice of Appeal of the Court’s January 15, 2016 Order, which dismissed all claims in the Third Amended Complaint. Plaintiffs also filed an appeal of the Court’s denial of the motion for reconsideration, which the Court of Appeals for the 10th Circuit consolidated with the appeal of the Court’s January 15, 2016 dismissal. Appellants filed their brief in support of the consolidated appeal on July 20, 2016.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
On February 19, 2016, the Company was served with a notice of a summons and complaint filed on January 29, 2016 against ISO in the U.S. District Court for the District of Connecticut titled Halloran et al. v. Harleysville Preferred Insurance Co. et al.   As alleged in the First Amended Complaint, the putative class action is brought by four policyholders on behalf of a class of similarly situated policyholders in eastern Connecticut who allege that their homeowner’s insurance carriers have denied or will deny their claims for damage to their homes caused by defective concrete.  The lawsuit alleges a breach of contract claim against certain insurers and seeks declaratory relief as to more than 100 other insurers. It also alleges that  ISO as the drafter of the standardized policy language at issue violated the Connecticut Unfair Trade Practices ("CUTPA") and the Connecticut Unfair Insurance Practices Act ("CUIPA"). The plaintiffs ask that the Court certify a class of persons similarly situated and seek relief in the form of the cost for the replacement of their concrete foundations, and a declaratory judgment that all of the defendant insurance carriers are obligated to provide coverage for claims resulting from the defective concrete as well as, attorneys’ fees, costs and interest. On March 17, 2016 plaintiffs filed their first amended complaint asserting federal jurisdiction under the Class Action Fairness Act, adding a number of insurer defendants and amending their damages claim to include punitive damages. After defendants indicated that they would be filing motions to dismiss the first amended complaint at a Rule 16 Conference on April 12, 2016, the Court gave plaintiffs until May 6, 2016 to move for leave to file a second amended complaint. On May 6, 2016, plaintiffs filed a Motion to amend the first amended complaint with a proposed second amended complaint, which did not name ISO or the Company as a defendant. No opposition was filed to the motion to amend, which remains pending.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
16. Subsequent Events:

On July 26, 2016, the Company completed the acquisition of Greentech Media, Inc. (“Greentech Media”),  an information services provider for the electricity and renewables sector, for a net cash purchase price of $37,000, which was funded from the general assets of the Company. The Company used $4,400 of the net cash purchase price to fund the indemnity escrows. The cash paid will be adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. Greentech Media will become part of Wood Mackenzie within the Decision Analytics segment and enables Wood Mackenzie to provide its clients with market intelligence across several categories, including solar generation, energy storage, and smart grids that react to changes in supply and demand. Due to the limited time since the acquisition date and limitations on access to Greentech information prior to the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including the information required for contingencies, intangible assets and goodwill. This information is expected to be included in the quarterly report on Form 10-Q for the nine months ending September 30, 2016.

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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 36.4% and 42.2% of our revenues for the six months ended June 30, 2016 and 2015, respectively. Our Decision Analytics segment provides solutions to our customers within three vertical market-related groupings of insurance, financial services, and energy and specialized markets. Our Decision Analytics segment revenues represented approximately 63.6% and 57.8% of our revenues for the six months ended June 30, 2016 and 2015, respectively.

Discontinued Operations

On June 1, 2016, we sold 100 percent of the stock of the healthcare business, or Verisk Health, in exchange for a purchase price that consisted of $719.4 million of cash consideration after a working capital adjustment of $0.6 million, a subordinated promissory note with a face value of $100.0 million and an eight year maturity, or the Note, and other contingent consideration, or collectively, the Sale. We recognized income from the discontinued operation, net of tax, of $155.0 million and $137.9 million for the three and six months ended June 30, 2016, respectively. Results of operations for the healthcare business are reported as a discontinued operation for the three and six months ended June 30, 2016 and for all prior periods presented. See Note 6 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.

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
Approximately 90.6% and 89.9% of the revenues in our Risk Assessment segment for the six months ended June 30, 2016 and 2015, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 77.5% and 75.9% of the revenues in our Decision Analytics segment, for the six months ended June 30, 2016 and 2015, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, financial services, and energy and specialized markets verticals.
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, or workers' compensation claim with information in our databases. For the six months ended June 30, 2016, and 2015, approximately 17.7% and 18.2%, respectively, of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 62.4% and 61.6% of our total expenses for the six months ended June 30, 2016 and 2015, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2016	2015		2016	2015

	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Decision Analytics revenues	$317,179	$256,869	23.5%	$630,124	$470,220	34.0%
Risk Assessment revenues	181,117	171,730	5.5%	360,873	342,672	5.3%
Revenues	498,296	428,599	16.3%	990,997	812,892	21.9%
Expenses:
Cost of revenues (exclusive of items shown separately below)	178,466	154,639	15.4%	351,743	288,423	22.0%
Selling, general and administrative	75,557	82,336	(8.2)%	146,594	132,050	11.0%
Depreciation and amortization of fixed assets	29,388	22,677	29.6%	61,275	42,065	45.7%
Amortization of intangible assets	23,806	22,904	3.9%	47,677	30,359	57.0%
Total expenses	307,217	282,556	8.7%	607,289	492,897	23.2%
Operating income	191,079	146,043	30.8%	383,708	319,995	19.9%
Other income (expense):
Investment income (loss) and others, net	846	(259)	(427.3)%	890	(761)	(217.1)%
Gain on derivative instruments	—	85,187	(100.0)%	—	85,187	(100.0)%
Interest expense	(31,435)	(37,662)	(16.5)%	(63,467)	(55,924)	13.5%
Total other expense, net	(30,589)	47,266	(164.7)%	(62,577)	28,502	(319.6)%
Income before income taxes	160,490	193,309	(17.0)%	321,131	348,497	(7.9)%
Provision for income taxes	(53,754)	(34,392)	56.3%	(104,665)	(93,207)	12.3%
Income from continuing operations	106,736	158,917	(32.8)%	216,466	255,290	(15.2)%
Discontinued operations
Income from discontinued operations	254,745	7,717	3,201.1%	256,525	12,021	2,034.0%
Provision for income taxes	(99,745)	(3,314)	2,909.8%	(118,616)	(5,305)	2,135.9%
Income from discontinued operations (2)	155,000	4,403	3,420.3%	137,909	6,716	1,953.4%
Net Income	$261,736	$163,320	60.3%	$354,375	$262,006	35.3%
Basic net income per share:
Income from continuing operations	$0.64	$0.97	(34.0)%	$1.29	$1.59	(18.9)%
Income from discontinued operations	0.92	0.02	4,500.0%	0.81	0.04	1,925.0%
Basic net income per share	$1.56	$0.99	57.6%	$2.10	$1.63	28.8%
Diluted net income per share:
Income from continuing operations	$0.62	$0.95	(34.7)%	$1.26	$1.55	(18.7)%
Income from discontinued operations	0.91	0.02	4,450.0%	0.81	0.04	1,925.0%
Diluted net income per share	$1.53	$0.97	57.7%	$2.07	$1.59	30.2%
Weighted average shares outstanding:
Basic	168,296,318	164,141,804	2.5%	168,375,034	161,114,861	4.5%
Diluted	171,218,782	167,586,100	2.2%	171,349,833	164,533,656	4.1%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Decision Analytics EBITDA	$395,425	$194,585	103.2%	$549,180	$309,954	77.2%
Risk Assessment EBITDA	104,508	101,543	2.9%	213,855	202,511	5.6%
EBITDA	$499,933	$296,128	68.8%	$763,035	$512,465	48.9%
The following is a reconciliation of net income to EBITDA:
Net income	$261,736	$163,320	60.3%	$354,375	$262,006	35.3%
Depreciation and amortization of fixed assets and intangible assets from continuing operations	53,194	45,581	16.7%	108,952	72,424	50.4%
Interest expense from continuing operations	31,435	37,662	(16.5)%	63,467	55,924	13.5%
Provision for income taxes from continuing operations	53,754	34,392	56.3%	104,665	93,207	12.3%
Depreciation, amortization, interest and provision for income taxes from discontinued operations	99,814	15,173	557.8%	131,576	28,904	355.2%
EBITDA	$499,933	$296,128	68.8%	$763,035	$512,465	48.9%

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

(2)
On June 1, 2016, we sold our healthcare business, Verisk Health. Results of operations for the healthcare business are reported as a discontinued operation for the three and six months ended June 30, 2016 and for all prior periods presented. See Note 6 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.

Consolidated Results of Continuing Operations
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenues
Revenues were $991.0 million for the six months ended June 30, 2016 compared to $812.9 million for the six months ended June 30, 2015, an increase of $178.1 million or 21.9%. Excluding revenues of $138.1 million from Wood Mackenzie, Infield and PCI, our recent acquisitions within the Decision Analytics segment, and Risk Intelligence Ireland, or RII, our recent acquisition within the Risk Assessment segment, or collectively referred to as our recent acquisitions, our consolidated revenue growth was $40.0 million or 5.2%. Revenues within our Decision Analytics segment, excluding our recent acquisitions of Wood MacKenzie, Infield, and PCI, increased by $22.1 million or 5.2% and revenues in our Risk Assessment segment, excluding our recent acquisition of RII, increased by $17.9 million or 5.2%. Revenue growth within Decision Analytics, excluding recent acquisitions, was primarily driven by increases in our insurance category. Within Risk Assessment, both industry-standard insurance programs and property-specific rating and underwriting information contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $351.7 million for the six months ended June 30, 2016 compared to $288.3 million for the six months ended June 30, 2015, an increase of $63.4 million or 22.0%. Our recent acquisitions accounted for an increase of $48.2 million in cost of revenues, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $15.2 million or 5.7%. The increase was primarily due to increases in salaries and employee benefits of $15.2 million and information technology expenses of $1.3 million. These increases were offset by decreases in data costs of $0.3 million and other operating costs of $1.0 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $146.6 million for the six months ended June 30, 2016 compared to $132.2 million for the six months ended June 30, 2015, an increase of $14.4 million or 11.0%. Our recent acquisitions accounted for an increase of $10.2 million in SGA, which was primarily related to salaries and employee benefits partially offset by 2015 transaction costs of the Wood Mackenzie acquisition which were non-recurring. Excluding costs associated with our recent acquisitions, SGA increased $4.2 million or 4.4%. The increase was primarily due to increases in salaries and employee benefits of $4.3 million, information technology expenses of $0.7 million and other general expenses of $0.6 million. These increases were offset by a decrease in professional consulting costs of $1.4 million.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $61.2 million for the six months ended June 30, 2016 compared to $42.1 million for the six months ended June 30, 2015, an increase of $19.1 million or 45.7%. The increase in depreciation and amortization of fixed assets includes depreciation and amortization related to our recent acquisitions of $11.8 million.
Amortization of Intangible Assets
Amortization of intangible assets was $47.7 million for the six months ended June 30, 2016 compared to $30.3 million for the six months ended June 30, 2015, an increase of $17.4 million or 57.0%. The increase was primarily related to our recent acquisitions of Wood Mackenzie, Infield, PCI and RII which amounted to $34.1 million, offset by intangible assets that had been fully amortized of $16.7 million.
Investment Income (Loss) and Others, net
Investment income (loss) and others, net was a gain of $0.9 million for the six months ended June 30, 2016 as compared to a loss of $0.8 million for the six months ended June 30, 2015. The increase was mostly attributable by interest income generated from the subordinated promissory note received in connection with to the divestiture of our healthcare business and net gain on foreign currency transactions.
Interest Expense
Interest expense was $63.5 million for the six months ended June 30, 2016, compared to $55.9 million for the six months ended June 30, 2015, an increase of $7.6 million or 13.5%. The increase is primarily due to the interest costs on the debt incurred in connection with the acquisition of Wood Mackenzie.
Provision for Income Taxes
The provision for income taxes was $104.7 million for the six months ended June 30, 2016 compared to $93.2 million for the six months ended June 30, 2015, an increase of $11.5 million or 12.3%. The effective tax rate was 32.59% for the six months ended June 30, 2016 compared to 26.75% for the six months ended June 30, 2015. The effective rate for the six months ended June 30, 2016 was higher than the June 30, 2015 effective tax rate primarily due to non-recurring tax benefits related to the Wood Mackenzie acquisition in 2015.
Net Income Margin
The net income margin for our consolidated results, including discontinued operations, was 32.1% for the six months ended June 30, 2016 compared to 27.4% for the six months ended June 30, 2015. The discontinued operations, including the gain on sale of our healthcare business, increased our net income margin by 10.3% for the six months ended June 30, 2016. The discontinued operations lowered our net income margin by 4.0% for the six months ended June 30, 2015.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 69.2% for the six months ended June 30, 2016 compared to 53.5% for the six months ended June 30, 2015. The discontinued operations, including the gain on sale of our healthcare business, increased our EBITDA margin by 19.4% for the six months ended June 30, 2016. The discontinued operations lowered our EBITDA margin by 5.2% for the six months ended June 30, 2015.
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues
Revenues were $498.3 million for the three months ended June 30, 2016 compared to $428.6 million for the three months ended June 30, 2015, an increase of $69.7 million or 16.3%. Excluding revenues of $48.8 million from Wood Mackenzie, Infield and PCI, our recent acquisitions within the Decision Analytics segment, and Risk Intelligence Ireland, or RII, our recent acquisition within the Risk Assessment segment, or collectively referred to as our recent acquisitions, our consolidated revenue growth increased $20.9 million or 5.4%. Revenues within our Decision Analytics segment, excluding our recent acquisitions of Wood Mackenzie, Infield, and PCI, increased by $11.9 million or 5.5% and revenues in our Risk Assessment segment, excluding our recent acquisition of RII, increased by $9.0 million or 5.3%. Revenue growth within Decision Analytics, excluding recent acquisitions, was primarily driven by increases in our insurance category. Within Risk Assessment, both industry-standard insurance programs and property-specific rating and underwriting information contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.

Cost of Revenues
Cost of revenues was $178.4 million for the three months ended June 30, 2016 compared to $154.6 million for the three months ended June 30, 2015, an increase of $23.8 million or 15.4%. Our recent acquisitions accounted for an increase of $14.6 million in cost of revenues, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $9.2 million or 6.9%. The increase was primarily due to increases in salaries and employee benefits of $8.2 million and information technology expenses of $2.0 million. These increases were offset by a decrease in other operating costs of $1.0 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $75.6 million for the three months ended June 30, 2016 compared to $82.5 million for the three months ended June 30, 2015, a decrease of $6.9 million or 8.2%. Our recent acquisitions accounted for a decrease of $11.8 million in SGA, which was primarily related to 2015 transaction costs of the Wood Mackenzie acquisition which were non-recurring. Excluding costs associated with our recent acquisitions, SGA increased $4.9 million or 10.4%. The increase was primarily due to increases in salaries and employee benefits of $1.5 million, professional consulting costs of $2.2 million, information technology expenses of $0.2 million and other general expenses of $1.0 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $29.3 million for the three months ended June 30, 2016 compared to $22.7 million for the three months ended June 30, 2015, an increase of $6.6 million or 29.6%. The increase in depreciation and amortization of fixed assets includes depreciation and amortization related to our recent acquisitions of $4.6 million.
Amortization of Intangible Assets
Amortization of intangible assets was $23.8 million for the three months ended June 30, 2016 compared to $22.8 million for the three months ended June 30, 2015, an increase of $1.0 million or 3.9%. The increase was primarily related to our recent acquisitions of Wood Mackenzie, Infield, PCI and RII which amounted to $17.1 million, offset by intangible assets that had been fully amortized of $16.1 million.
Investment Income (Loss) and Others, net
Investment income (loss) and others, net was a gain of $0.9 million for the three months ended June 30, 2016 as compared to a loss of $0.2 million for the three months ended June 30, 2015. The increase was mostly attributable by interest income generated from the subordinated promissory note related to the divestiture of our healthcare business.
Interest Expense
Interest expense was $31.5 million for the three months ended June 30, 2016, compared to $37.7 million for the three months ended June 30, 2015, a decrease of $6.2 million or 16.5%. The decrease is primarily due to repayments on the Credit Facility partially funded by the net proceed from the divestiture of our healthcare business.
Provision for Income Taxes
The provision for income taxes was $53.8 million for the three months ended June 30, 2016 compared to $34.4 million for the three months ended June 30, 2015, an increase of $19.4 million or 56.3%. The effective tax rate was 33.49% for the three months ended June 30, 2016 compared to 17.79% for the three months ended June 30, 2015. The effective rate for the three months ended June 30, 2016 was higher than the June 30, 2015 effective tax rate primarily due to non-recurring tax benefits related to the Wood Mackenzie acquisition in 2015.
Net Income Margin
The net income margin for our consolidated results, including discontinued operations, was 48.3% for the three months ended June 30, 2016 compared to 32.8% for the three months ended June 30, 2015. The discontinued operations, including the gain on sale of our healthcare business, increased our net income margin by 26.9% for the three months ended June 30, 2016. The discontinued operations lowered our net income margin by 4.3% for the three months ended June 30, 2015.

EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 92.3% for the three months ended June 30, 2016 compared to 59.5% for the three months ended June 30, 2015. The discontinued operations, including the gain on sale of our healthcare business, increased our EBITDA margin by 43.1% for the three months ended June 30, 2016. The discontinued operations lowered our EBITDA margin by 5.0% for the three months ended June 30, 2015.
Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $630.1 million for the six months ended June 30, 2016 compared to $470.3 million for the six months ended June 30, 2015, an increase of $159.8 million or 34.0%. Excluding revenue of $137.7 million from our recent acquisitions, Decision Analytics revenue increased by $22.1 million or 5.2%. Our revenue by category for the periods presented is set forth below:

	For the Six Months Ended June 30,		Percentage
	2016	2015	Change

	(In thousands)
Insurance	$347,021	$319,009	8.8%
Financial services	59,059	61,550	(4.0)%
Energy and specialized markets	224,044	89,661	149.9%
Total Decision Analytics	$630,124	$470,220	34.0%
Our insurance revenue increased $28.0 million or 8.8%, primarily due to increases within our loss quantification solutions, insurance fraud revenue and underwriting solutions and catastrophe modeling services. Loss quantification in 2016 benefited from a non-recurring partnership revenue.
Our financial services revenue decreased $2.5 million or 4.0%, primarily due to a media effectiveness project revenue that occurred in the first quarter 2015. The decrease was partially offset by the continued demand for our analytic solutions and services.
Our energy and specialized markets revenue increased $134.3 million or 149.9%; excluding Wood Mackenzie, Infield and PCI revenues of $137.7 million, our energy and specialized markets revenue decreased $3.4 million or 6.7% due to declines in our weather risk solutions and our environmental health and safety services.
Revenues for our Decision Analytics segment were $317.2 million for the three months ended June 30, 2016 compared to $256.9 million for the three months ended June 30, 2015, an increase of $60.3 million or 23.5%. Excluding revenue of $48.4 million from our recent acquisitions, Decision Analytics revenue increased by $11.9 million or 5.5%. Our revenue by category for the periods presented is set forth below:

	For the Three Months Ended June 30,		Percentage
	2016	2015	Change

	(In thousands)
Insurance	$175,476	$165,276	6.2%
Financial services	30,585	26,380	15.9%
Energy and specialized markets	111,118	65,213	70.4%
Total Decision Analytics	$317,179	$256,869	23.5%
Our insurance revenue increased $10.2 million or 6.2%, primarily due to increases within our loss quantification solutions, insurance fraud revenue and underwriting solutions. These increases were slightly offset by catastrophe modeling solutions' modest decline.

Our financial services revenue increased $4.2 million or 15.9%, primarily due to the continued demand for our analytic solutions and services.
Our energy and specialized markets revenue increased $45.9 million or 70.4%; excluding Wood Mackenzie, Infield and PCI revenues of $48.4 million, our energy and specialized markets revenue decreased $2.5 million or 9.6% due to declines in our weather risk solutions and in our environmental health and safety services.
Cost of Revenues
Cost of revenues for our Decision Analytics segment were $245.0 million for the six months ended June 30, 2016 compared to $187.0 million for the six months ended June 30, 2015, an increase of $58.0 million or 31.0%. Our recent acquisitions within the Decision Analytics segment, represented an increase of $47.8 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $10.2 million or 6.1%. The increase was primarily due to increases in salaries and employee benefits of $10.6 million and information technology expenses of $1.0 million. These increases were offset by decreases in data costs of $0.9 million and other operating costs of $0.5 million
Cost of revenues for our Decision Analytics segment were $123.4 million for the three months ended June 30, 2016 compared to $104.2 million for the three months ended June 30, 2015, an increase of $19.2 million or 18.4%. Our recent acquisitions within the Decision Analytics segment, represented an increase of $14.2 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $5.0 million or 5.8%. The increase was primarily due to increases in salaries and employee benefits of $5.0 million and information technology expenses of $1.1 million. These increases were offset by a decrease in other operating costs of $1.1 million
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $106.4 million for the six months ended June 30, 2016 compared to $93.2 million for the six months ended June 30, 2015, an increase of $13.2 million or 14.3%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $10.2 million in SGA, which was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA increased $3.0 million or 5.2%. The increase was primarily due to increases in salaries and employee benefits of $4.1 million and information technology expenses of $0.5 million. These increases were offset by a decrease in professional consulting fees of $1.6 million.
Selling, general and administrative expenses for our Decision Analytics segment were $54.1 million for the three months ended June 30, 2016 compared to $62.5 million for the three months ended June 30, 2015, a decrease of $8.4 million or 13.5%. Our recent acquisitions within the Decision Analytics segment, accounted for the decrease of $11.8 million in SGA, which was primarily related to transaction costs of the Wood Mackenzie acquisition. Excluding costs associated with our recent acquisitions, SGA increased $3.4 million or 11.9%. The increase was primarily due to increases in salaries and employee benefits of $1.6 million, professional consulting fees of $1.3 million, information technology expenses of $0.3 million and other general expenses of $0.2 million.
     EBITDA Margin
The EBITDA margin for our Decision Analytics segment, including discontinued operations, was 74.0% for the six months ended June 30, 2016 compared to 50.5% for the six months ended June 30, 2015. The discontinued operations, including the gain on sale of our healthcare business, increased our EBITDA margin by 29.6% for the six months ended June 30, 2016. The discontinued operations lowered our EBITDA margin by 7.9% for the six months ended June 30, 2015.
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $360.9 million for the six months ended June 30, 2016 compared to $342.6 million for the six months ended June 30, 2015, an increase of $18.3 million or 5.3%. Excluding the acquisition of RII, revenue for our Risk Assessment increased $17.9 million or 5.2% for the six months ended June 30, 2016. Revenues for our Risk Assessment segment were $181.1 million for the three months ended June 30, 2016 compared to $171.7 million for the three months ended June 30, 2015, an increase of $9.4 million or 5.5%. Excluding the acquisition of RII, revenue for our Risk Assessment increased $9.0 million or 5.3% for the three months ended June 30, 2016. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs' solutions as well as selling expanded solutions to existing customers.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change

	(In thousands)			(In thousands)
Industry-standard insurance programs	$138,599	$130,776	6.0%	$276,026	$261,372	5.6%
Property-specific rating and underwriting information	42,518	40,954	3.8%	84,847	81,300	4.4%
Total Risk Assessment	$181,117	$171,730	5.5%	$360,873	$342,672	5.3%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $106.7 million for the six months ended June 30, 2016 compared to $101.3 million for the six months ended June 30, 2015, an increase of $5.4 million or 5.3%. The increase was primarily due to increases in salaries and employee benefits costs of $4.6 million, information technology expenses of $0.3 million, data costs of $0.6 million and recent acquisition of $0.4 million. These increases were offset by a decrease in other operating costs of $0.5 million.
Cost of revenues for our Risk Assessment segment was $55.0 million for the three months ended June 30, 2016 compared to $50.4 million for the three months ended June 30, 2015, an increase of $4.6 million or 9.1%. The increase was primarily due to increases in salaries and employee benefits costs of $3.2 million, information technology expenses of $0.9 million, recent acquisition of $0.4 million and other operating costs of $0.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $40.2 million for the six months ended June 30, 2016 compared to $39.0 million for the six months ended June 30, 2015, an increase of $1.2 million or 3.2%. The increase was primarily due to increases in salaries and employee benefits of $0.2 million, professional consulting costs of $0.2 million, information technology expenses of $0.2 million and other general expense of $0.6 million.
Selling, general and administrative expenses for our Risk Assessment segment were $21.5 million for the three months ended June 30, 2016 compared to $20.0 million for the three months ended June 30, 2015, an increase of $1.5 million or 8.3%. The increase was primarily due to increases in professional consulting costs of $0.9 million and other general expense of $0.8 million. These increases were offset by decreases in salaries and employee benefits of $0.1 million and information technology expenses of $0.1 million.
EBITDA Margin
EBITDA margin for our Risk Assessment segment was 59.3% for the six months ended June 30, 2016 compared to 59.1% for the six months ended June 30, 2015. The increase in our EBITDA margin was primarily attributed to operating leverage in the segment as well as cost efficiencies.
Liquidity and Capital Resources
As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents and available-for-sale securities of $199.8 million and $141.9 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or upon commencement of the annual or multi-year subscription period in annual amounts. Most of our subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $1,500.0 million Syndicated Revolving Credit Facility, or the Credit Facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of consolidated revenues for the six months ended June 30, 2016 and 2015, were 5.6% and 6.3%, respectively. The expected capital expenditures for the year ending December 31, 2016 will be approximately $155.0 million, which we expect to primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the six months ended June 30, 2016 and 2015, we repurchased $116.4 million and $0 million of our common stock, respectively.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations and the discounts and debt issuance costs on our senior notes, of $2,300.0 million and $3,170.0 million at June 30, 2016 and December 31, 2015, respectively. The debt at June 30, 2016 was primarily issued under senior notes in May 2015 and during 2012 and 2011. As of June 30, 2016, we had senior notes with an aggregate principal amount of $2,300.0 million outstanding, and we were in compliance with our financial debt covenants.
As of June 30, 2016, we had a borrowing capacity of $1,500.0 million of which $1,497.5 million was available for borrowings under the Credit Facility with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program.
The Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.5 to 1.0. We were in compliance with all financial debt covenants under the Credit Facility as of June 30, 2016. During the six months ended June 30, 2016, we had total combined borrowings under the Credit Facility of $40.0 million and repaid $910.0 million. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and will range from 12.5 to 25 basis points based upon the consolidated funded debt leverage ratio. As of June 30, 2016 and December 31, 2015, we had outstanding borrowings under the Credit Facility of $0.0 million and $870.0 million, respectively. During the six months ended June 30, 2016, we utilized a portion of the proceeds from the sale of Verisk Health and cash flows from operations to repay the outstanding borrowings under the Credit Facility. On May 26, 2016, we entered into the Second Amendment to the Credit Facility which reduced the borrowing capacity from $1,750.0 million to $1,500.0 million and amended the pricing grid. All borrowings under the Credit Facility continue to remain unsecured.
Cash Flow
The following table summarizes our cash flow data for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Percentage Change
	2016	2015

	(In thousands)
Net cash provided by operating activities	$378,485	$355,501	6.5%
Net cash provided by (used in) investing activities	$650,581	$(2,865,258)	(122.7)%
Net cash (used in) provided by financing activities	$(969,933)	$2,603,364	(137.3)%

Operating Activities
Net cash provided by operating activities was $378.5 million for the six months ended June 30, 2016 compared to $355.5 million for the six months ended June 30, 2015. Excluding the discontinued operations of Verisk Health, net cash provided by operating activities was $357.0 million for the six months ended June 30, 2016 compared to $301.5 million for the six months ended June 30, 2015, an increase of 18.4%. The increase in net cash provided by operating activities was primarily due to an increase in cash receipts from customers driven by an increase in revenues and operating income and additional operating cash flow from Wood Mackenzie.
Investing Activities
Net cash provided by investing activities was $650.6 million for the six months ended June 30, 2016 and net cash used in investing activities of $2,865.3 million for the six months ended June 30, 2015. The change in investing activities was primarily due to the net of cash acquisition of Wood Mackenzie of $2,889.6 million on May 19, 2015.
Financing Activities
Net cash used in financing activities was $969.9 million for the six months ended June 30, 2016 and net cash provided by financing activities was $2,603.4 million for the six months ended June 30, 2015, respectively. Net cash used in financing activities for the six months ended June 30, 2016 was primarily related to net repayments of our Credit Facility of $870.0 million partially funded by the net proceed from the divestiture of our healthcare business and the current year repurchases of common stock of $116.4 million. Net cash provided by financing activities for the six months ended June 30, 2015 was primarily related to the net proceeds from the debt and equity offerings of $1,244.0 million and $720.8 million, respectively, and other borrowings from our Credit Facility, net of repayments, of $640.0 million.
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
Market risks at June 30, 2016 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2016.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

We integrated Wood Mackenzie into our overall internal control over financial reporting process. Other than this integration, during the six months ended June 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 15 to our condensed consolidated financial statements for the six months ended June 30, 2016 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program of up to $2.3 billion. As of June 30, 2016, we had $353.0 million available to repurchase shares. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $1.9 billion. We did not repurchase any shares for the quarter ended June 30, 2016.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: August 2, 2016	By:	/s/ Eva F. Huston
Eva F. Huston
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

10.2
Second Amendment dated May 26, 2016 to the Second Amended Restated Credit Agreement dated April 22, 2015 among Verisk Analytics, Inc., as borrower, and the lenders and agents party thereto incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8K, dated May 26, 2016.

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