Form 10-Q
period 2016-09-30
Verisk Analytics, Inc.
filed 2016-11-01
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of October 28, 2016, there were 167,450,965 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2016 and December 31, 2015

	2016	2015

	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$164,787	$138,348
Available-for-sale securities	3,457	3,576
Accounts receivable, net of allowance for doubtful accounts of $3,119 and $2,642, respectively	229,939	250,947
Prepaid expenses	28,616	34,126
Income taxes receivable	11,236	48,596
Other current assets	26,266	52,913
Current assets held-for-sale	—	76,063
Total current assets	464,301	604,569
Noncurrent assets:
Fixed assets, net	355,867	350,311
Intangible assets, net	1,069,089	1,245,083
Goodwill	2,632,178	2,753,026
Pension assets	42,524	32,922
Other assets	121,092	25,845
Noncurrent assets held-for-sale	—	581,896
Total assets	$4,685,051	$5,593,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$192,301	$222,112
Short-term debt and current portion of long-term debt	6,899	874,811
Pension and postretirement benefits, current	1,831	1,831
Deferred revenues	355,459	340,833
Current liabilities held-for-sale	—	39,670
Total current liabilities	556,490	1,479,257
Noncurrent liabilities:
Long-term debt	2,279,443	2,270,904
Pension benefits	12,526	12,971
Postretirement benefits	1,407	1,981
Deferred income taxes, net	305,694	329,175
Other liabilities	54,061	58,360
Noncurrent liabilities held-for-sale	—	68,993
Total liabilities	3,209,621	4,221,641
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued and 168,340,643 and 169,424,981 shares outstanding, respectively	137	137
Additional paid-in capital	2,100,989	2,023,390
Treasury stock, at cost, 375,662,395 and 374,578,057 shares, respectively	(2,750,440)	(2,571,190)
Retained earnings	2,643,678	2,161,726
Accumulated other comprehensive losses	(518,934)	(242,052)
Total stockholders’ equity	1,475,430	1,372,011
Total liabilities and stockholders’ equity	$4,685,051	$5,593,652
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(In thousands, except for share and per share data)
Revenues	$498,081	$470,408	$1,489,077	$1,283,300
Expenses:
Cost of revenues (exclusive of items shown separately below)	169,665	162,874	521,408	451,298
Selling, general and administrative	77,814	70,642	224,408	202,692
Depreciation and amortization of fixed assets	29,501	27,105	90,776	69,169
Amortization of intangible assets	22,679	12,639	70,355	42,998
Total expenses	299,659	273,260	906,947	766,157
Operating income	198,422	197,148	582,130	517,143
Other income (expense):
Investment income and others, net	2,124	17,894	3,014	17,134
Gain on derivative instruments	—	—	—	85,187
Interest expense	(28,150)	(33,003)	(91,617)	(88,927)
Total other income (expense), net	(26,026)	(15,109)	(88,603)	13,394
Income from continuing operations before income taxes	172,396	182,039	493,527	530,537
Provision for income taxes	(44,819)	(57,858)	(149,484)	(151,066)
Income from continuing operations	127,577	124,181	344,043	379,471
Discontinued operations:
Income from discontinued operations	—	11,750	256,525	23,770
Provision for income taxes from discontinued operations	—	(4,117)	(118,616)	(9,421)
Income from discontinued operations	—	7,633	137,909	14,349
Net income	$127,577	$131,814	$481,952	$393,820
Basic net income per share:
Income from continuing operations	$0.76	$0.74	$2.04	$2.32
Income from discontinued operations	—	0.04	0.82	0.09
Basic net income per share	$0.76	$0.78	$2.86	$2.41
Diluted net income per share:
Income from continuing operations	$0.74	$0.73	$2.01	$2.27
Income from discontinued operations	—	0.04	0.80	0.09
Diluted net income per share	$0.74	$0.77	$2.81	$2.36
Weighted average shares outstanding:
Basic	168,874,129	168,739,437	168,541,399	163,656,387
Diluted	171,785,900	172,171,337	171,495,189	167,079,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(In thousands)
Net income	$127,577	$131,814	$481,952	$393,820
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(62,091)	(95,843)	(278,612)	(100,272)
Unrealized holding gain (loss) on available-for-sale securities	90	(22)	293	47
Pension and postretirement liability adjustment	210	321	1,437	1,322
Total other comprehensive loss	(61,791)	(95,544)	(276,882)	(98,903)
Comprehensive income	$65,786	$36,270	$205,070	$294,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Year Ended December 31, 2015 and The Nine Months Ended September 30, 2016

	Common Stock Issued	Par Value	Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

	(In thousands, except for share data)
Balance, January 1, 2015	544,003,038	$137	$(161)	$1,171,196	$(2,533,764)	$1,654,149	$(80,514)	$211,043
Net income	—	—	—	—	—	507,577	—	507,577
Other comprehensive loss	—	—	—	—	—	—	(161,538)	(161,538)
Treasury stock acquired (1,088,474 shares)	—	—	—	100,000	(120,456)	—	—	(20,456)
KSOP shares earned (47,686 shares reissued from treasury stock)	—	—	161	13,588	327	—	—	14,076
Shares issued from equity offering (10,604,000 shares reissued from treasury stock)	—	—	—	651,258	69,590	—	—	720,848
Stock options exercised, including tax benefit of $27,992 (1,739,847 shares reissued from treasury stock)	—	—	—	57,503	11,730	—	—	69,233
Restricted stock lapsed, including tax benefit of $1,238 (177,252 shares reissued from treasury stock)	—	—	—	68	1,170	—	—	1,238
Employee stock purchase plan (25,599 shares reissued from treasury stock)	—	—	—	1,625	173	—	—	1,798
Stock based compensation	—	—	—	30,116	—	—	—	30,116
Net share settlement from restricted stock awards (32,882 shares withheld for tax settlement)	—	—	—	(2,350)	—	—	—	(2,350)
Other stock issuances (5,844 shares reissued from treasury stock)	—	—	—	386	40	—	—	426
Balance, December 31, 2015	544,003,038	137	—	2,023,390	(2,571,190)	2,161,726	(242,052)	1,372,011
Net income	—	—	—	—	—	481,952	—	481,952
Other comprehensive loss	—	—	—	—	—	—	(276,882)	(276,882)
Treasury stock acquired (2,561,814 shares)	—	—	—	—	(189,807)	—	—	(189,807)
KSOP shares issued (143,439 shares reissued from treasury stock)	—	—	—	10,354	1,032	—	—	11,386
Stock options exercised, including tax benefit of $17,217 (1,116,483 shares reissued from treasury stock)	—	—	—	45,137	7,973	—	—	53,110
Restricted stock lapsed, including tax benefit of $1,193 (168,280 shares reissued from treasury stock)	—	—	—	(9)	1,202	—	—	1,193
Employee stock purchase plan (23,168 shares reissued from treasury stock)	—	—	—	1,609	167	—	—	1,776
Stock based compensation	—	—	—	23,712	—	—	—	23,712
Net share settlement of restricted stock awards (38,250 shares withheld for tax settlement)	—	—	—	(3,065)	—	—	—	(3,065)
Other stock issuances (26,106 shares reissued from treasury stock)	—	—	—	(139)	183	—	—	44
Balance, September 30, 2016	544,003,038	$137	$—	$2,100,989	$(2,750,440)	$2,643,678	$(518,934)	$1,475,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Nine Months Ended September 30, 2016 and 2015

	2016	2015

	(In thousands)
Cash flows from operating activities:
Net income	$481,952	$393,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	97,832	86,571
Amortization of intangible assets	76,259	61,496
Amortization of debt issuance costs and original issue discount	3,999	11,770
Allowance for doubtful accounts	1,483	1,151
KSOP compensation expense	11,386	10,575
Stock based compensation	23,822	25,471
Gain on derivative instruments	—	(85,187)
Gain on sale of discontinued operations	(269,385)	—
Realized loss on available-for-sale securities, net	311	19
Gain on exercise of common stock warrants	(1,464)	(15,602)
Deferred income taxes	(1,733)	1,498
Loss (gain) on disposal of fixed assets, net	851	(2)
Excess tax benefits from exercised stock options and restricted stock awards	(20,763)	(18,214)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	32,608	39,651
Prepaid expenses and other assets	(15,053)	2,662
Income taxes	45,258	44,716
Accounts payable and accrued liabilities	(7,205)	(1,175)
Deferred revenues	14,655	(30,772)
Pension and postretirement benefits	(7,972)	(10,552)
Other liabilities	(3,170)	2,148
Net cash provided by operating activities	463,671	520,044
Cash flows from investing activities:
Acquisitions, net of cash acquired of $1,034 and $35,398, respectively	(45,161)	(2,811,759)
Purchase of non-controlling interest in non-public companies	—	(101)
Sale of non-controlling equity investments in non-public companies	8,464	101
Proceeds from sale of discontinued operations	719,374	—
Escrow funding associated with acquisition	(4,444)	(78,694)
Proceeds from the settlement of derivative instruments	—	85,187
Capital expenditures	(98,570)	(105,765)
Purchases of available-for-sale securities	(158)	(54)
Proceeds from sales and maturities of available-for-sale securities	441	281
Other investing activities, net	(620)	—
Cash received from exercise of common stock warrants	—	15,602
Net cash provided by (used in) investing activities	579,326	(2,895,202)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	—	1,243,966
Repayment of short-term debt, net	(870,000)	(90,000)
Proceeds from issuance of short-term debt with original maturities greater than three months	—	830,000
Repayment of current portion of long-term debt	—	(170,000)
Repayment of long-term debt	—	(50,000)
Payment of debt issuance costs	(475)	(23,942)
Repurchases of common stock	(182,533)	—
Excess tax benefits from exercised stock options and restricted stock awards	20,763	18,214
Proceeds from stock options exercised	32,591	31,283
Proceeds from issuance of stock as part of a public offering	—	720,848
Net share settlement of restricted stock awards	(3,065)	(2,350)
Other financing activities, net	(4,399)	(4,784)
Net cash (used in) provided by financing activities	(1,007,118)	2,503,235
Effect of exchange rate changes	(9,440)	1,389
Increase in cash and cash equivalents	26,439	129,466
Cash and cash equivalents, beginning of period	138,348	39,359
Cash and cash equivalents, end of period	$164,787	$168,825
Supplemental disclosures:
Taxes paid	$221,419	$111,867
Interest paid	$75,845	$56,583
Noncash investing and financing activities:
Repurchase of common stock included in accounts payable and accrued liabilities	$7,274	$—
Promissory note received for sale of discontinued operations	$82,900	$—
Equity interest received for sale of discontinued operations	$8,400	$—
Deferred tax liability established on date of acquisition	$3,765	$258,976
Tenant improvement included in other liabilities	$74	$1,168
Capital lease obligations	$11,502	$1,158
Capital expenditures included in accounts payable and accrued liabilities	$2,336	$605
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
The condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2016 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
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
In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (“ASU No. 2016-08”). The amendments to this update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in ASU No. 2016-08 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating ASU No. 2016-08 and has not determined the impact this standard may have on its condensed consolidated financial statements nor decided upon the method of adoption.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). The objective of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU No. 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company has not elected to early adopt. The Company is currently evaluating ASU No. 2016-09 and has not determined the impact these amendments may have on its condensed consolidated financial statements.
In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (“ASU No. 2016-10”). The amendments in this update clarify the following two aspects of Accounting Standards Codification ("ASC") 606 ("ASC 606"), Revenue From Contracts With Customers: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in ASU No. 2016-10 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not elected to early adopt. The Company is currently evaluating ASU No. 2016-10 and has not determined the impact this standard may have on its condensed consolidated financial statements nor decided upon the method of adoption.

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
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU No. 2016-15"). The amendments in this update provide guidance on various specific cash flow issues to reduce diversity in the practice of how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has not elected to early adopt. The Company is currently evaluating ASU No. 2016-15 and has not yet determined the impact these amendments may have on its condensed consolidated financial statements.
3. Investments:
Available-for-sale securities consisted of the following:

	Adjusted Cost	Gross Unrealized Gain (Loss)	Fair Value
September 30, 2016
Registered investment companies	$3,029	$428	$3,457
December 31, 2015
Registered investment companies	$3,622	$(46)	$3,576
In addition to the available-for-sale securities above, the Company has equity investments in non-public companies in which the Company acquired non-controlling interests and for which no readily determinable market value exists. These securities were accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"). At September 30, 2016 and December 31, 2015, the carrying value of such securities was $9,887 and $8,487, respectively, and has been included in “Other assets” in the accompanying condensed consolidated balance sheets.
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

The fair values of cash and cash equivalents, accounts receivable, securities accounted for under ASC 323-10-25, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments.
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

Quoted Prices in Active Markets for Identical Assets (Level 1)
September 30, 2016
Registered investment companies (1)	$3,457
December 31, 2015
Registered investment companies (1)	$3,576
______________________
(1) Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has not elected to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost less unamortized discount and debt issuance costs. The Company assesses the fair value of its long-term debt based on quoted market prices if available, and if not, an estimate of interest rates available to the Company for debt with similar features, the Company’s current credit rating and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of the long-term debt as of September 30, 2016 and December 31, 2015, respectively:

		2016		2015
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Subordinated promissory note receivable	Level 2	$83,613	$80,400	$—	$—
Long-term debt excluding capitalized leases	Level 2	$2,276,578	$2,485,280	$2,274,144	$2,328,134
5. Acquisitions:
2016 Acquisitions
On August 19, 2016, the Company acquired the data and subscriptions business of Quest Offshore Resources, Inc. ("Quest Offshore"), which supplies market intelligence to the offshore oil and gas sector, for a net cash purchase price of $8,000, including a holdback of $792. The data and subscriptions business has become part of Wood Mackenzie Limited ("Wood Mackenzie") within the Decision Analytics segment and complements its existing upstream analysis expertise.
On July 26, 2016, the Company acquired 100 percent of the stock of Greentech Media, Inc. (“Greentech Media”),  an information services provider for the electricity and renewables sector, for a net cash purchase price of $36,192, of which $4,440 represents indemnity escrows. The cash paid will be adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. Greentech Media has become part of Wood Mackenzie within the Decision Analytics segment and enables Wood Mackenzie to provide its clients with market intelligence across several categories, including solar generation, energy storage, and smart grids that react to changes in supply and demand.
On April 14, 2016, the Company acquired 100 percent of the stock of Risk Intelligence Ireland ("RII"), a provider of fraud detection, compliance, risk control, and process automation services to the Irish insurance industry, for a net cash purchase price of $6,200. RII enhances the ability of the Company's Risk Assessment segment to serve the international insurance market.

The preliminary allocations of the purchase price of these acquisitions are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on the condensed consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to fixed assets and operating leases, income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon the Company's valuation model and historical experiences with entities with similar business characteristics.
The goodwill associated with the stock purchases of Greentech Media and RII is not deductible for tax purposes; whereas the goodwill associated with the asset purchase of Quest Offshore is deductible for tax purposes. For the three and nine months ended September 30, 2016, the Company incurred transaction costs related to these acquisitions of $835 and $1,003, respectively, included within "Selling, general and administrative" expenses in the accompanying condensed consolidated statements of operations.
2015 Acquisitions
On May 19, 2015, the Company acquired 100 percent of the stock of Wood Mackenzie for a net cash purchase price of $2,889,629, including $78,694 of an indemnity escrow, which the Company financed through a combination of debt and equity offerings, borrowings under the Company's credit facility, and cash on hand. Due to the fact that a portion of the purchase price was funded in pounds sterling and the remainder in U.S. dollars, the Company entered into a foreign currency hedging instrument to purchase pounds sterling. The Company recorded a gain on the hedge of $85,187 for the nine months ended September 30, 2015. The proceeds from the gain were utilized to partially fund the acquisition of Wood Mackenzie. Wood Mackenzie is a global provider of data analytics and commercial intelligence for the energy, chemicals, metals and mining verticals. This acquisition advances the Company’s strategy to expand internationally and positions the Company in the global energy market. Wood Mackenzie is included in the energy and specialized markets vertical, formerly named the specialized markets vertical, of the Decision Analytics segment.
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
The impact of finalization of the purchase accounting for Wood Mackenzie was not material to the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015.

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
The preliminary allocations of the purchase prices for the acquisitions of Infield and PCI are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The revisions may have a significant impact on the condensed consolidated financial statements. The allocations of the purchase prices will be finalized during the quarter ending December 31, 2016. The primary areas of the purchase price allocations that are not yet finalized relate to fixed assets and operating leases, income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill.

The goodwill associated with the stock purchases of Wood Mackenzie, Infield and PCI is not deductible for tax purposes. For the nine months ended September 30, 2015, the Company incurred transaction costs related to the Wood Mackenzie acquisition of $26,617 included within "Selling, general and administrative" expenses and $13,336 included within "Interest expense" in the accompanying condensed consolidated statements of operations.

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At September 30, 2016 and December 31, 2015, the current portion of the escrows amounted to $9,180 and $38,656, and the noncurrent portion of the escrows amounted to $0 and $4,591, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and "Other assets" in the accompanying condensed consolidated balance sheets, respectively.
6. Discontinued Operations:

On June 1, 2016, the Company sold 100 percent of the stock of its healthcare business, Verisk Health ("Verisk Health"), in exchange for a purchase price that consisted of $719,374 of cash consideration after a working capital adjustment of $626, a subordinated promissory note with a face value of $100,000 and an eight year maturity (the "Note"), and other contingent consideration (collectively, the "Sale"). The Company recognized income from the discontinued operation, net of tax, of $0 and $137,909 for the three and nine months ended September 30, 2016, respectively. Results of operations for the healthcare business are reported as a discontinued operation for the three and nine months ended September 30, 2016 and for all prior periods presented.

The Note has a stated interest rate of 9.0% per annum, increasing to 11.0% per annum at the earlier of specified refinancings or acquisitions, or the fourth anniversary of the closing of the Sale. Interest shall accrue from the closing date and on each anniversary of the Sale until the Note is paid in full on the unpaid principal amount of the Note outstanding at the interest rate in effect (computed on the basis of a 360-day year of twelve 30-day months). On each anniversary of the Sale, accrued interest shall be paid in kind by adding the amount of such accrued interest to the outstanding principal amount of the Note. The issuer of the Note may, at its option at any time prior to the maturity date, prepay any, or all, of the principal amount of the Note, plus accrued but unpaid interest as of the elected prepayment date, without any premium or penalty. There is a mandatory prepayment of the Note as a result of

(i) the proceeds of a specified dividend recapitalization received by the issuer, (ii) the consummation of a change of control of the issuer, or (iii) the sale, transfer or other disposition by the parent of the issuer of more than 10.0% of the capital stock of the issuer. As of September 30, 2016, the Company had a receivable of $83,613 outstanding under the Note. The fair value of the Note is based on management estimates with the assistance of valuations performed by third party specialists, discounted cash flow analysis based on current market conditions and assumptions that the Note would be paid in full at maturity, including accrued interest, with no prepayment election.

The Company also received a 10.0% non-participating interest in the issuer's stock, the exercise value of which will be contingent on the parent of the issuer realizing a specified rate of return on its investment. As of September 30, 2016, the Company had an equity investment of $8,400 related to such interest accounted for in accordance with ASC 323-10-25. The value of the equity investment is based on management estimates with the assistance of valuations performed by third party specialists. Refer to Note 3. Investments for further discussion.

The following table summarizes the results from the discontinued operation for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues from discontinued operations	$—	$79,993	$112,323	$224,148
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	47,293	75,878	138,281
Selling, general and administrative	—	8,668	36,559	26,216
Depreciation and amortization of fixed assets	—	6,396	7,056	17,402
Amortization of intangible assets	—	5,904	5,904	18,498
Total expenses	—	68,261	125,397	200,397
Operating income	—	11,732	(13,074)	23,751
Other income (expense):
Gain on sale	—	—	269,385	—
Investment income and others, net	—	18	214	19
Total other income	—	18	269,599	19
Income from discontinued operations before income taxes	—	11,750	256,525	23,770
Provision for income taxes (including tax on gain of $118,019)	—	(4,117)	(118,616)	(9,421)
Income from discontinued operations, net of tax	$—	$7,633	$137,909	$14,349

The following table summarizes the assets held-for-sale and the liabilities held-for-sale as of December 31, 2015:

December 31, 2015
Accounts receivable, net of allowance for doubtful accounts of $2,428	$69,152
Prepaid expenses	6,615
Income tax receivable	257
Other current assets	39
Total current assets held-for-sale	$76,063

Fixed assets, net	$67,857
Intangible assets, net	131,662
Goodwill	381,800
Other assets	577
Total noncurrent assets held-for-sale	$581,896

Accounts payable and accrued liabilities	$23,552
Deferred revenues	16,118
Total current liabilities held-for-sale	$39,670

Deferred income taxes, net	$67,255
Other liabilities	1,738
Total noncurrent liabilities held-for-sale	$68,993

Net cash provided by operating activities and net cash used in investing activities from the discontinued operation for the nine months ended September 30 are presented below:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$21,443	$52,521
Net cash used in investing activities	$(10,649)	$(18,530)

The Company has also entered into a transitional service agreement ("TSA") with the buyer of Verisk Health. Under the TSA, the Company provides various services for terms generally up to 12 months from the acquisition date and receives a level of cost reimbursement from the buyer.
7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2015 through September 30, 2016, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2015 (1)	$55,555	$2,697,471	$2,753,026
Current year acquisition	4,639	36,465	41,104
Purchase accounting reclassification	—	8,646	8,646
Foreign currency translation	(22)	(170,576)	(170,598)
Goodwill at September 30, 2016 (1)	$60,172	$2,572,006	$2,632,178
______________________

(1)	The balances at December 31, 2015 are net of the reclassification of goodwill to noncurrent assets held-for-sale of $381,800. Refer to Note 6. Discontinued Operations for further discussion.
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

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
September 30, 2016
Technology-based	7 years	$323,093	$(191,682)	$131,411
Marketing-related	17 years	234,234	(45,387)	188,847
Contract-based	6 years	4,996	(4,996)	—
Customer-related	14 years	486,325	(121,122)	365,203
Database-related	20 years	412,119	(28,491)	383,628
Total intangible assets		$1,460,767	$(391,678)	$1,069,089
December 31, 2015
Technology-based	7 years	$327,767	$(175,746)	$152,021
Marketing-related	18 years	259,158	(37,798)	221,360
Contract-based	6 years	4,996	(4,996)	—
Customer-related	14 years	512,632	(96,549)	416,083
Database-related	20 years	470,367	(14,748)	455,619
Total intangible assets		$1,574,920	$(329,837)	$1,245,083
Amortization expense related to intangible assets for the three months ended September 30, 2016 and 2015 was $22,679 and $12,639, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2016 and 2015 was $70,355 and $42,998, respectively. Estimated amortization expense for the remainder of 2016 and the years through 2021 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2016	$22,653
2017	90,297
2018	90,165
2019	89,632
2020	88,952
2021 and thereafter	687,390
$1,069,089
8. Income Taxes:
The Company’s effective tax rate for the three and nine months ended September 30, 2016 was 26.00% and 30.29% , respectively, compared to the effective tax rate for the three and nine months ended September 30, 2015 of 31.78% and 28.47%. The effective tax rate for the three months ended September 30, 2016 is lower than the September 30, 2015 effective tax rate primarily due to tax benefits of legislation enacted in the United Kingdom lowering future income tax rates. The effective tax rate for the nine months ended September 30, 2016 is higher than the September 30, 2015 effective tax rate primarily due to non-recurring tax benefits related to the Wood Mackenzie acquisition in 2015. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and tax benefits related to the Wood Mackenzie acquisition.

9. Debt:
The following table presents short-term and long-term debt by issuance as of September 30, 2016 and December 31, 2015:

	Issuance Date	Maturity Date	2016	2015
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$—	$870,000
Capital lease obligations	Various	Various	6,899	4,811
Short-term debt and current portion of long-term debt			6,899	874,811
Long-term debt:
Senior notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $10,689 and $11,619, respectively	5/15/2015	6/15/2025	889,311	888,381
5.500% senior notes, less unamortized discount and debt issuance costs of $5,094 and $5,226, respectively	5/15/2015	6/15/2045	344,906	344,774
4.125% senior notes, less unamortized discount and debt issuance costs of $3,655 and $4,117, respectively	9/12/2012	9/12/2022	346,345	345,883
4.875% senior notes, less unamortized discount and debt issuance costs of $1,504 and $2,002, respectively	12/8/2011	1/15/2019	248,496	247,998
5.800% senior notes, less unamortized discount and debt issuance costs of $2,480 and $2,892, respectively	4/6/2011	5/1/2021	447,520	447,108
Capital lease obligations	Various	Various	7,332	2,317
Syndicated revolving credit facility debt issuance costs	Various	Various	(4,467)	(5,557)
Long-term debt			2,279,443	2,270,904
Total debt			$2,286,342	$3,145,715
As of September 30, 2016 and December 31, 2015, the Company had senior notes with an aggregate principal amount of $2,300,000 outstanding and was in compliance with their financial debt covenants.
As of September 30, 2016, the Company had a borrowing capacity of $1,500,000 under the committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility") with Bank of America N.A., JP Morgan Chase, N.A., Sun Trust Bank, Wells Fargo Bank N.A., Citizens Bank, N.A., Morgan Stanley Senior Funding, Inc., HSBC Bank USA, N.A., Royal Bank of Canada, BNP Paribas, TD Bank, N.A., The Northern Trust Company, and Capital One N.A. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the "Repurchase Program"). The Company was in compliance with all financial debt covenants under the Credit Facility as of September 30, 2016. As of September 30, 2016 and December 31, 2015, the Company had outstanding borrowings under the Credit Facility of $0 and $870,000, respectively. During the nine months ended September 30, 2016, the Company utilized a portion of the proceeds from the sale of Verisk Health and cash flows from operations to repay the outstanding borrowings under the Credit Facility. On May 26, 2016, the Company entered into the Second Amendment to the Credit Facility, which reduced the borrowing capacity from $1,750,000 to $1,500,000 and amended the pricing grid.
10. Stockholders’ Equity:
The Company has 2,000,000,000 shares of authorized common stock. The common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all fourteen members of the Board.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of September 30, 2016.

Share Repurchase Program

Since the introduction of the Repurchase Program as a feature of the Company's capital management strategies in 2010, the Company has authorized repurchases of up to $2,300,000 of its common stock and has repurchased shares with an aggregate value of $2,020,456. The Company repurchased 2,561,814 shares of common stock with an aggregate value of $189,807 during the nine months ended September 30, 2016. As of September 30, 2016, the Company had $279,545 available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.

Treasury Stock

As of September 30, 2016, the Company’s treasury stock consisted of 375,662,395 shares of common stock. During the nine months ended September 30, 2016, the Company reissued 1,477,476 shares of common stock from the treasury shares at a weighted average price of $7.15 per share.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing income from continuing operations, income from discontinued operations and net income, respectively, by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including stock options, nonvested restricted stock awards, and nonvested restricted stock units, had been issued.
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator used in basic and diluted EPS:
Income from continuing operations	$127,577	$124,181	$344,043	$379,471
Income from discontinued operations (Note 6)	—	7,633	137,909	14,349
Net income	$127,577	$131,814	$481,952	$393,820
Denominator:
Weighted average number of common shares used in basic EPS	168,874,129	168,739,437	168,541,399	163,656,387
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	2,911,771	3,431,900	2,953,790	3,423,163
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	171,785,900	172,171,337	171,495,189	167,079,550
The potential shares of common stock that were excluded from diluted EPS were 1,239,406 and 1,596,280 for the three months ended September 30, 2016 and 2015, and 1,890,460 and 1,127,414 for the nine months ended September 30, 2016 and 2015, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of September 30, 2016 and December 31, 2015:

	2016	2015
Foreign currency translation adjustment	$(444,440)	$(165,828)
Unrealized holding gains on available-for-sale securities, net of tax	296	3
Pension and postretirement adjustment, net of tax	(74,790)	(76,227)
Accumulated other comprehensive losses	$(518,934)	$(242,052)

The before tax and after tax amounts of other comprehensive income for the three and nine months ended September 30, 2016 and 2015 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
For the Three Months Ended September 30, 2016
Foreign currency translation adjustment	$(62,091)	$—	$(62,091)
Unrealized holding gain on available-for-sale securities before reclassifications	731	(279)	452
Amount reclassified from accumulated other comprehensive losses (1)	(585)	223	(362)
Unrealized holding gain on available-for-sale securities	146	(56)	90
Pension and postretirement adjustment before reclassifications	1,821	(1,026)	795
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(938)	353	(585)
Pension and postretirement adjustment	883	(673)	210
Total other comprehensive loss	$(61,062)	$(729)	$(61,791)
For the Three Months Ended September 30, 2015
Foreign currency translation adjustment	$(95,843)	$—	$(95,843)
Unrealized holding loss on available-for-sale securities before reclassifications	(2)	1	(1)
Amount reclassified from accumulated other comprehensive losses (1)	(34)	13	(21)
Unrealized holding loss on available-for-sale securities	(36)	14	(22)
Pension and postretirement adjustment before reclassifications	1,574	(767)	807
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(787)	301	(486)
Pension and postretirement adjustment	787	(466)	321
Total other comprehensive loss	$(95,092)	$(452)	$(95,544)

	Before Tax	Tax Benefit (Expense)	After Tax
For the Nine Months Ended September 30, 2016
Foreign currency translation adjustment	$(278,612)	$—	$(278,612)
Unrealized holding gain on available-for-sale securities before reclassifications	785	(300)	485
Amount reclassified from accumulated other comprehensive losses (1)	(311)	119	(192)
Unrealized holding gain on available-for-sale securities	474	(181)	293
Pension and postretirement adjustment before reclassifications	5,353	(2,243)	3,110
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(2,704)	1,031	(1,673)
Pension and postretirement adjustment	2,649	(1,212)	1,437
Total other comprehensive loss	$(275,489)	$(1,393)	$(276,882)
For the Nine Months Ended September 30, 2015
Foreign currency translation adjustment	$(100,272)	$—	$(100,272)
Unrealized holding gain on available-for-sale securities before reclassifications	94	(35)	59
Amount reclassified from accumulated other comprehensive losses (1)	(19)	7	(12)
Unrealized holding gain on available-for-sale securities	75	(28)	47
Pension and postretirement adjustment before reclassifications	4,862	(2,039)	2,823
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(2,431)	930	(1,501)
Pension and postretirement adjustment	2,431	(1,109)	1,322
Total other comprehensive loss	$(97,766)	$(1,137)	$(98,903)
_______________

(1)	This accumulated other comprehensive loss component, before tax, is included under “Investment income and others, net” in the accompanying condensed consolidated statements of operations.

(2)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12 Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
All of the Company’s outstanding stock options and restricted stock awards are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of September 30, 2016, there were 8,743,231 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the nine months ended September 30, 2016 and 2015 was $32,591 and $31,283, respectively.

The Company granted equity awards to key employees of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. The Company recognizes the expense of the equity awards ratably over the vesting period. A summary of the equity awards granted for the nine months ended September 30, 2016 is presented below.

Grant Date	Service Vesting Period	Stock Options	Restricted Stock	Common Stock
April 1, 2016	Four-year graded vesting	1,219,096	244,244	—
April 1, 2016	Not applicable	—	—	567
April 4, 2016	Four-year graded vesting	2,212	415	—
April 18, 2016	Four-year graded vesting	1,266	239	—
April 25, 2016	Three-year graded vesting	3,344	946	—
May 2, 2016	Four-year graded vesting	12,931	2,438	—
May 3, 2016	Four-year graded vesting	3,379	632	—
June 6, 2016	Four-year graded vesting	4,029	751	—
July 1, 2016	Immediate vesting on grant date	26,417	1,112	—
July 1, 2016	One-year graded vesting	51,381	9,856	—
July 1, 2016	Not applicable		—	2,471
July 1, 2016	Four-year graded vesting	2,539	463	—
August 17, 2016	One-year graded vesting	8,094	1,546	—
		1,334,688	262,642	3,038
On October 3, 2016, the Company granted 30,228 nonqualified stock options and 5,583 shares of restricted stock to key employees.  The nonqualified stock options have a service vesting period of four years.
The fair value of the stock options granted for the nine months ended September 30, 2016 and 2015 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2016	2015
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	20.27%	20.22%
Risk-free interest rate	1.14%	1.51%
Expected term in years	4.5	4.5
Dividend yield	—%	—%
Weighted average grant date fair value per stock option	$15.34	$12.96
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

A summary of the stock options outstanding and exercisable as of December 31, 2015 and September 30, 2016 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	9,117,733	$40.17	$334,691
Granted	1,334,688	$80.20
Exercised	(1,116,483)	$32.15	$53,678
Cancelled or expired	(265,335)	$72.86
Outstanding at September 30, 2016	9,070,603	$46.09	$319,231
Exercisable at September 30, 2016	6,349,450	$35.06	$293,440
Exercisable at December 31, 2015	6,541,229	$29.81	$307,924
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk common stock as of the reporting date. In accordance with ASC 718, Stock Compensation ("ASC 718"), excess tax benefit from exercised stock options and restricted stock lapsed is recorded as an increase to additional paid-in capital and a corresponding reduction in income taxes payable. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized, as a result of those excess tax benefits, is presented as a financing cash inflow within the accompanying condensed consolidated statements of cash flows. For the nine months ended September 30, 2016 and 2015, the Company recorded excess tax benefits of $18,410 and $18,225, respectively. The Company realized $20,763 and $18,214 of tax benefit within the Company’s quarterly tax payments through September 30, 2016 and 2015, respectively. Stock based compensation expense for the nine months ended September 30, 2016 and 2015 was $23,822 and $25,471, respectively.
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
A summary of the status of the restricted stock awarded under the 2013 Incentive Plan as of December 31, 2015 and September 30, 2016 and changes during the interim period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2015	533,768	$66.25
Granted	262,642	$80.19
Vested	(229,598)	$64.40
Forfeited	(51,481)	$72.71
Outstanding at September 30, 2016	515,331	$71.15
The Company’s employee stock purchase plan (“ESPP”) offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the nine months ended September 30, 2016 and 2015, the Company issued 23,168 and 18,171 shares of common stock at a weighted discounted price of $76.64 and $69.14 for the ESPP, respectively.
As of September 30, 2016, there was $66,632 of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.75 years. As of September 30, 2016, there were 2,647,468 and 514,990 nonvested stock options and restricted stock, respectively, of which 2,221,236 and 433,412 are expected to vest. The total grant date fair value of options vested during the nine months ended September 30, 2016 and 2015 was $10,537 and $14,056, respectively. The total grant date fair value of restricted stock vested during the nine months ended September 30, 2016 and 2015 was $10,580 and $13,536, respectively.
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

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended September 30,
	2016	2015	2016	2015
Interest cost	$4,883	$4,533	$90	$122
Expected return on plan assets	(7,891)	(8,608)	(114)	(137)
Amortization of prior service credit	—	—	(38)	(35)
Amortization of net actuarial loss	941	714	35	108
Net periodic (benefit) cost	$(2,067)	$(3,361)	$(27)	$58
Employer contributions, net	$299	$306	$345	$(188)

	For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest cost	$14,445	$13,577	$330	$390
Expected return on plan assets	(23,795)	(25,824)	(362)	(422)
Amortization of prior service credit	—	—	(110)	(110)
Amortization of net actuarial loss	2,529	2,121	285	420
Net periodic (benefit) cost	$(6,821)	$(10,126)	$143	$278
Employer contributions, net	$842	$801	$450	$(97)
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
Decision Analytics: The Company develops solutions that its customers use to analyze the key processes in managing risk: ‘prediction of loss’, ‘detection and prevention of fraud’ and ‘quantification of loss’. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, such as hurricanes and earthquakes claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sectors. The Company offers services and a suite of solutions to a client base that includes credit and debit card issuers, retail bank and other consumer financial services providers, payment processors, insurance companies and other industry stakeholders. The Company further leverages predictive models and proprietary data to advise customers to make asset investment and portfolio allocation decisions in the global energy market. The Company discloses revenue within this segment based on the industry vertical groupings of insurance, financial services, and energy and specialized markets. On June 1, 2016, the Company sold its healthcare business, Verisk Health, which was part of the Decision Analytics segment. Results of operations for the healthcare business are reported as a discontinued operation for the three and nine months ended September 30, 2016 and 2015. Refer to Note 6 for more information.

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
The two aforementioned operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. In addition, the CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, revenues from countries outside of the U.S. accounted for 22.0% and 16.6% of the Company's consolidated revenues for the nine months ended September 30, 2016 and 2015, respectively. No individual country outside of the U.S. accounted for 5.0% or more of the Company's consolidated revenues for the nine months ended September 30, 2016 or 2015.
The following table provides the Company’s revenue and EBITDA by reportable segment for the three and nine months ended September 30, 2016 and 2015, and the reconciliation of EBITDA to operating income as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2016			September 30, 2015
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$317,307	$180,774	$498,081	$298,681	$171,727	$470,408
Expenses:
Cost of revenues (exclusive of items shown separately below)	(117,599)	(52,066)	(169,665)	(114,622)	(48,252)	(162,874)
Selling, general and administrative	(55,378)	(22,436)	(77,814)	(49,386)	(21,256)	(70,642)
Investment income and others, net	583	1,541	2,124	17,910	(16)	17,894
EBITDA from discontinued operations (including the gain on sale in 2016)	—	—	—	24,050	—	24,050
EBITDA	144,913	107,813	252,726	176,633	102,203	278,836
Depreciation and amortization of fixed assets	(22,585)	(6,916)	(29,501)	(20,368)	(6,737)	(27,105)
Amortization of intangible assets	(22,508)	(171)	(22,679)	(12,551)	(88)	(12,639)
Less: Investment income and others, net	(583)	(1,541)	(2,124)	(17,910)	16	(17,894)
EBITDA from discontinued operations (including the gain on sale in 2016)	—	—	—	(24,050)	—	(24,050)
Operating income	$99,237	$99,185	198,422	$101,754	$95,394	197,148
Investment income and others, net			2,124			17,894
Interest expense			(28,150)			(33,003)
Income from continuing operations before income taxes			$172,396			$182,039

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2016			September 30, 2015
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$947,431	$541,646	$1,489,077	$768,901	$514,399	$1,283,300
Expenses:
Cost of revenues (exclusive of items shown separately below)	(362,631)	(158,777)	(521,408)	(301,660)	(149,638)	(451,298)
Selling, general and administrative	(161,768)	(62,640)	(224,408)	(142,473)	(60,219)	(202,692)
Investment income and others, net	1,575	1,439	3,014	16,962	172	17,134
Gain on derivative instruments	—	—	—	85,187	—	85,187
EBITDA from discontinued operations (including the gain on sale in 2016)	269,485	—	269,485	59,670	—	59,670
EBITDA	694,092	321,668	1,015,760	486,587	304,714	791,301
Depreciation and amortization of fixed assets	(69,978)	(20,798)	(90,776)	(50,119)	(19,050)	(69,169)
Amortization of intangible assets	(69,937)	(418)	(70,355)	(42,733)	(265)	(42,998)
Less: Investment income and others, net	(1,575)	(1,439)	(3,014)	(16,962)	(172)	(17,134)
Gain on derivative instruments	—	—	—	(85,187)	—	(85,187)
EBITDA from discontinued operations (including the gain on sale in 2016)	(269,485)	—	(269,485)	(59,670)	—	(59,670)
Operating income	$283,117	$299,013	582,130	$231,916	$285,227	517,143
Investment income and others, net			3,014			17,134
Gain on derivative instruments			—			85,187
Interest expense			(91,617)			(88,927)
Income from continuing operations before income taxes			$493,527			$530,537

Operating segment revenues by type of service is provided below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Decision Analytics:
Insurance	$174,446	$162,372	$521,466	$481,381
Financial services	33,751	27,104	92,810	88,654
Energy and specialized markets	109,110	109,205	333,155	198,866
Total Decision Analytics	317,307	298,681	947,431	768,901
Risk Assessment:
Industry-standard insurance programs	138,178	131,093	414,204	392,465
Property-specific rating and underwriting information	42,596	40,634	127,442	121,934
Total Risk Assessment	180,774	171,727	541,646	514,399
Total revenues	$498,081	$470,408	$1,489,077	$1,283,300

Long-lived assets by country are provided below:

	September 30, 2016	December 31, 2015
Long-lived assets:
United States of America	$1,730,525	$2,178,142
United Kingdom	2,214,920	2,799,392
Other countries	275,305	11,549
Total long-lived assets	$4,220,750	$4,989,083

14. Related Parties:
The Company considers its stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of September 30, 2016 and December 31, 2015, the Company had no transactions with related parties owning more than 5.0% of its common stock, except for transactions with the KSOP as disclosed in Note 16 Compensation Plans of the Company's consolidated financial statements included in the 2015 Form 10-K filing.
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

On February 1, 2016, the Company was served with a nationwide putative class action complaint filed in the United States District Court for the Eastern District of North Carolina naming Intellicorp. The complaint titled Frank DiSalvo v. Intellicorp Records, Inc. claims violations of the FCRA and alleges a  section 1681b(b)(1)  claim on behalf of all individuals residing in the United States who were the subjects of  consumer reports furnished  by Intellicorp for employment purposes within the period prescribed by the FCRA, 15 U.S.C. Section 1681p without first obtaining from the user of the report a certification that such user had complied with the obligations under Section 1681b(b)(2) as to the subject of the consumer report. The  class complaint alleges that Intellicorp violated the FCRA section 1681b(b)(1) by failing to obtain the required specific certification from its customers to whom Intellicorp furnished consumer reports as to each consumer report provided before providing the specific consumer report that was the subject of the certification. The complaint alleges that the violations were willful or in the alternative negligent and seeks statutory damages for the class in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, equitable relief, costs and attorney’s fees. On April 18, 2016, the parties filed a joint motion to stay all proceedings pending the resolution of the United States Supreme Court’s decision in Spokeo v. Robins, No. 13-1339. After Spokeo was decided on May 16, 2016, plaintiffs voluntarily dismissed their federal court complaint and filed a virtually identical complaint in Ohio State court on May 27, 2016. Defendants removed that complaint to the United States District Court for the Northern District of Ohio on July 1, 2016, which on defendant’s motion dismissed the complaint for failure to allege Article III standing and remanded the case to Ohio state court on September 27, 2016.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleges that the Company’s Roof InSight, Property InSight and Aerial Sketch products infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 436, 840, 152, 880, 770, 732 and 454 (collectively the “Patents-in-Suit”). On November 30, 2015, plaintiffs filed a First Amended Complaint (“First Amended Complaint”) adding Patent Nos. 376 and 737 to the Patents in Suit. The First Amended Complaint seeks an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, by way of inducement the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees.
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
Insurance Services Office, Inc. Litigation
On August 1, 2014 the Company was served with an Amended Complaint filed in the United States District Court for the District of Colorado titled Snyder, et. al. v. ACORD Corp., et al. The action is brought by nineteen individual plaintiffs, on their own behalf and on behalf of a putative class, against more than 120 defendants, including the Company and ISO. Except for the Company, ISO and the defendant Acord Corporation, which provides standard forms to assist in insurance transactions, most of the other defendants are property and casualty insurance companies that plaintiffs claim conspired to underpay property damage claims. Plaintiffs claim that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law. On September 8, 2014, the Court entered an Order striking the Amended Complaint and granting leave to the plaintiffs to file a new complaint. On October 13, 2014, plaintiffs filed their Second Amended Complaint, which was re-filed by plaintiffs to correct errors as the Third Amended Complaint. The Third Amended Complaint similarly alleges that the defendants conspired to underpay property damage claims, but does not specifically allege what role the Company or ISO played in the alleged conspiracy. It claims that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law, and seeks all available relief including injunctive, statutory, actual and punitive damages as well as attorneys’ fees. On January 15, 2016, the Court granted defendants’ motions to dismiss all claims asserted in the Third Amended Complaint. Plaintiffs filed a motion for reconsideration of this dismissal on February 16, 2016. The Court granted defendants’ motion to strike the motion for reconsideration on March 2, 2016 and gave plaintiffs leave to file another motion for reconsideration in accordance with the rules which plaintiffs filed on March 11, 2016 and, which was denied by the Court on April 25, 2016. On April 1, 2016, plaintiffs also filed a Notice of Appeal of the Court’s January 15, 2016 Order, which dismissed all claims in the Third Amended Complaint. Plaintiffs also filed an appeal of the Court’s denial of the motion for reconsideration, which the Court of Appeals for the 10th Circuit consolidated with the appeal of the Court’s January 15, 2016 dismissal. Appellants filed their brief in support of the consolidated appeal on July 21, 2016 and Appellees filed their brief in response on September 21, 2016.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
On February 19, 2016, the Company was served with a notice of a summons and complaint filed on January 29, 2016 against ISO in the U.S. District Court for the District of Connecticut titled Halloran et al. v. Harleysville Preferred Insurance Co. et al.   As alleged in the First Amended Complaint, the putative class action is brought by four policyholders on behalf of a class of similarly situated policyholders in eastern Connecticut who allege that their homeowner’s insurance carriers have denied or will deny their claims for damage to their homes caused by defective concrete.  The lawsuit alleges a breach of contract claim against certain insurers and seeks declaratory relief as to more than 100 other insurers. It also alleges that  ISO as the drafter of the standardized policy language at issue violated the Connecticut Unfair Trade Practices ("CUTPA") and the Connecticut Unfair Insurance Practices Act ("CUIPA"). The plaintiffs ask that the Court certify a class of persons similarly situated and seek relief in the form of the cost for the replacement of their concrete foundations, and a declaratory judgment that all of the defendant insurance carriers are obligated to provide coverage for claims resulting from the defective concrete as well as, attorneys’ fees, costs and interest. On March 17, 2016 plaintiffs filed their first amended complaint asserting federal jurisdiction under the Class Action Fairness Act, adding a number of insurer defendants and amending their damages claim to include punitive damages. After defendants indicated that they would be filing motions to dismiss the first amended complaint at a Rule 16 Conference on April 12, 2016, the Court gave plaintiffs until May 6, 2016 to move for leave to file a second amended complaint. On May 6, 2016, plaintiffs filed a Motion to amend the first amended complaint with a proposed second amended complaint, which did not name ISO or the Company as a defendant. No opposition was filed to the motion to amend, which was granted on October 4, 2016. Instead of filing a second amended complaint, plaintiffs, in a joint motion for the modification of the case schedule filed on October 13, 2016, expressed their intention to move for leave to file a third amended complaint in order to drop certain additional defendants and to add other named plaintiffs.
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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 36.4% and 40.1% of our revenues for the nine months ended September 30, 2016 and 2015, respectively. Our Decision Analytics segment provides solutions to our customers within three vertical market-related groupings of insurance, financial services, and energy and specialized markets. Our Decision Analytics segment revenues represented approximately 63.6% and 59.9% of our revenues for the nine months ended September 30, 2016 and 2015, respectively.

Discontinued Operations

On June 1, 2016, we sold 100 percent of the stock of the healthcare business, or Verisk Health, in exchange for a purchase price that consisted of $719.4 million of cash consideration after a working capital adjustment of $0.6 million, a subordinated promissory note with a face value of $100.0 million and an eight year maturity, or the Note, and other contingent consideration, or collectively, the Sale. We recognized income from the discontinued operation, net of tax, of $0.0 million and $137.9 million for the three and nine months ended September 30, 2016, respectively. Results of operations for the healthcare business are reported as a discontinued operation for the three and nine months ended September 30, 2016 and for all prior periods presented. See Note 6 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.

Executive Summary
Key Performance Metrics
We believe our business' ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year-over-year revenue growth and EBITDA margin as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures (See footnote 1 within the Condensed Consolidated Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations). The respective GAAP financial measures are net income and net income margin.
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
Approximately 90.8% and 89.9% of the revenues in our Risk Assessment segment for the nine months ended September 30, 2016 and 2015, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the United States. Approximately 77.6% and 77.5% of the revenues in our Decision Analytics segment, for the nine months ended September 30, 2016 and 2015, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, financial services, and energy and specialized markets verticals.
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, or workers' compensation claim, with information in our databases. For the nine months ended September 30, 2016, and 2015, approximately 17.6% and 17.5%, respectively, of our revenues were derived from providing transactional solutions. We earn transactional revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 59.7% and 61.2% of our total expenses for the nine months ended September 30, 2016 and 2015, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2016	2015		2016	2015

	(In thousands, except for share and per share data)
Statement of income data:
Revenues:
Decision Analytics revenues	$317,307	$298,681	6.2%	$947,431	$768,901	23.2%
Risk Assessment revenues	180,774	171,727	5.3%	541,646	514,399	5.3%
Revenues	498,081	470,408	5.9%	1,489,077	1,283,300	16.0%
Expenses:
Cost of revenues (exclusive of items shown separately below)	169,665	162,874	4.2%	521,408	451,298	15.5%
Selling, general and administrative	77,814	70,642	10.2%	224,408	202,692	10.7%
Depreciation and amortization of fixed assets	29,501	27,105	8.8%	90,776	69,169	31.2%
Amortization of intangible assets	22,679	12,639	79.4%	70,355	42,998	63.6%
Total expenses	299,659	273,260	9.7%	906,947	766,157	18.4%
Operating income	198,422	197,148	0.6%	582,130	517,143	12.6%
Other income (expense):
Investment income and others, net	2,124	17,894	(88.1)%	3,014	17,134	(82.4)%
Gain on derivative instruments	—	—	—%	—	85,187	(100.0)%
Interest expense	(28,150)	(33,003)	(14.7)%	(91,617)	(88,927)	3.0%
Total other expense, net	(26,026)	(15,109)	72.3%	(88,603)	13,394	(761.5)%
Income before income taxes	172,396	182,039	(5.3)%	493,527	530,537	(7.0)%
Provision for income taxes	(44,819)	(57,858)	(22.5)%	(149,484)	(151,066)	(1.0)%
Income from continuing operations	127,577	124,181	2.7%	344,043	379,471	(9.3)%
Discontinued operations
Income from discontinued operations	—	11,750	(100.0)%	256,525	23,770	979.2%
Provision for income taxes	—	(4,117)	(100.0)%	(118,616)	(9,421)	1,159.1%
Income from discontinued operations (2)	—	7,633	(100.0)%	137,909	14,349	861.1%
Net Income	$127,577	$131,814	(3.2)%	$481,952	$393,820	22.4%
Basic net income per share:
Income from continuing operations	$0.76	$0.74	2.7%	$2.04	$2.32	(12.1)%
Income from discontinued operations	—	0.04	(100.0)%	0.82	0.09	811.1%
Basic net income per share	$0.76	$0.78	(2.6)%	$2.86	$2.41	18.7%
Diluted net income per share:
Income from continuing operations	$0.74	$0.73	1.4%	$2.01	$2.27	(11.5)%
Income from discontinued operations	—	0.04	(100.0)%	0.80	0.09	788.9%
Diluted net income per share	$0.74	$0.77	(3.9)%	$2.81	$2.36	19.1%
Weighted average shares outstanding:
Basic	168,874,129	168,739,437	0.1%	168,541,399	163,656,387	3.0%
Diluted	171,785,900	172,171,337	(0.2)%	171,495,189	167,079,550	2.6%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Decision Analytics EBITDA	$144,913	$176,633	(18.0)%	$694,092	$486,587	42.6%
Risk Assessment EBITDA	107,813	102,203	5.5%	321,668	304,714	5.6%
EBITDA	$252,726	$278,836	(9.4)%	$1,015,760	$791,301	28.4%
The following is a reconciliation of net income to EBITDA:
Net income	$127,577	$131,814	(3.2)%	$481,952	$393,820	22.4%
Depreciation and amortization of fixed assets and intangible assets from continuing operations	52,180	39,744	31.3%	161,131	112,167	43.7%
Interest expense from continuing operations	28,150	33,003	(14.7)%	91,617	88,927	3.0%
Provision for income taxes from continuing operations	44,819	57,858	(22.5)%	149,484	151,066	(1.0)%
Depreciation, amortization, interest and provision for income taxes from discontinued operations	—	16,417	(100.0)%	131,576	45,321	190.3%
EBITDA	$252,726	$278,836	(9.4)%	$1,015,760	$791,301	28.4%

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

(2)
On June 1, 2016, we sold our healthcare business, Verisk Health. Results of operations for the healthcare business are reported as a discontinued operation for the three and nine months ended September 30, 2016 and for all prior periods presented. See Note 6 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.

Consolidated Results of Continuing Operations
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenues
Revenues were $1,489.1 million for the nine months ended September 30, 2016 compared to $1,283.3 million for the nine months ended September 30, 2015, an increase of $205.8 million or 16.0%. Excluding revenues of $143.7 million from Wood Mackenzie (for the first and second quarters), Infield, PCI, Greentech Media, Quest Offshore, and RII, collectively referred to as our recent acquisitions, our consolidated revenue growth was $62.1 million or 5.0%. Revenues within our Decision Analytics segment, excluding our recent acquisitions of Wood Mackenzie (for the first and second quarters), Infield, PCI, Greentech Media and Quest Offshore increased by $35.6 million million or 4.9%. Revenue growth within Decision Analytics, excluding recent acquisitions, was primarily driven by increases in our insurance and financial services categories. Revenues in our Risk Assessment segment, excluding our recent acquisition of RII, increased by $26.5 million million or 5.1%. Within Risk Assessment, both industry-standard insurance programs and property-specific rating and underwriting information contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $521.4 million for the nine months ended September 30, 2016 compared to $451.3 million for the nine months ended September 30, 2015, an increase of $70.1 million or 15.5%. Our recent acquisitions accounted for an increase of $51.5 million in cost of revenues, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $18.6 million or 4.3%. The increase was primarily due to increases in salaries and employee benefits of $16.6 million, information technology expenses of $1.8 million and other operating costs of $0.4 million. These increases were offset by a decrease in data costs of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $224.4 million for the nine months ended September 30, 2016 compared to $202.7 million for the nine months ended September 30, 2015, an increase of $21.7 million or 10.7%. Our recent acquisitions accounted for an increase of $11.6 million in SGA. Excluding costs associated with our recent acquisitions, SGA increased $10.1 million or 6.0%. The increase was primarily due to increases in salaries and employee benefits of $4.8 million, professional consulting costs of $2.8 million, information technology expenses of $1.1 million and other general expenses of $1.4 million.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $90.8 million for the nine months ended September 30, 2016 compared to $69.2 million for the nine months ended September 30, 2015, an increase of $21.6 million or 31.2%. The increase in depreciation and amortization of fixed assets includes depreciation and amortization related to Wood Mackenzie, Infield, PCI, Greentech Media, Quest Offshore and RII of $10.8 million. The remaining increase relates to hardware and software developments placed into production to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $70.4 million for the nine months ended September 30, 2016 compared to $42.9 million for the nine months ended September 30, 2015, an increase of $27.5 million or 63.6%. The increase was primarily related to Wood Mackenzie, Infield, PCI, Greentech Media, Quest Offshore and RII, which amounted to $28.2 million, offset by intangible assets that had been fully amortized of $0.7 million.
Investment Income and Others, net
Investment income and others, net was a gain of $3.0 million for the nine months ended September 30, 2016 as compared to $17.1 million for the nine months ended September 30, 2015. The decrease was primarily related to a gain of $15.6 million in connection with the exercise and payout of common stock warrants for the nine months ended September 30, 2015. The remaining increase was mostly attributable to interest income of $3.7 million generated from the subordinated promissory note related to the divestiture of our healthcare business and a gain on sale of non-controlling equity investment in a business of $1.5 million, which were offset by a net loss on foreign currencies.
Gain on derivative instruments
Gain on derivative instruments was $0.0 million for the nine months ended September 30, 2016 as compared to a gain of $85.2 million for the nine months ended September 30, 2015, a decrease of $85.2 million or 100.0%. The decrease is due a one-time foreign currency hedge gain in 2015, which did not recur in 2016.
Interest Expense
Interest expense was $91.7 million for the nine months ended September 30, 2016, compared to $88.9 million for the nine months ended September 30, 2015, an increase of $2.8 million or 3.0%. The increase is primarily due to the interest costs on the debt incurred in connection with the acquisition of Wood Mackenzie.
Provision for Income Taxes
The provision for income taxes was $149.5 million for the nine months ended September 30, 2016 compared to $151.1 million for the nine months ended September 30, 2015, a decrease of $1.6 million or 1.0%. The effective tax rate was 30.3% for the nine months ended September 30, 2016 compared to 28.5% for the nine months ended September 30, 2015. The effective rate for the nine months ended September 30, 2016 was higher than the September 30, 2015 effective tax rate primarily due to non-recurring tax benefits related to the Wood Mackenzie acquisition in 2015.
Net Income Margin
The net income margin for our consolidated results, including discontinued operations, was 30.1% for the nine months ended September 30, 2016 compared to 26.1% for the nine months ended September 30, 2015. Our net income margin for the nine months ended September 30, 2016 was positively impacted by the discontinued operations, including the gain on sale of our healthcare business of 7.0% and lowered by increased amortization of intangible assets associated with our recent acquisitions. Our net income margin for the nine months ended September 30, 2015 was lowered by the discontinued operations of 3.4% and positively impacted by the derivative gain and the transaction costs related to the Wood Mackenzie acquisition of 2.3%, and the gain on the exercise and payout of the common stock warrants of 0.6%.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 63.4% for the nine months ended September 30, 2016 compared to 52.5% for the nine months ended September 30, 2015. Our EBITDA margin for the nine months ended September 30, 2016 was positively impacted by the discontinued operations, including the gain on sale of our healthcare business, of 13.3%. Our EBITDA margin for the nine months ended September 30, 2015 was lowered by the discontinued operations of 4.5% and positively impacted by the derivative gain and the transaction costs related to the Wood Mackenzie acquisition of 3.9%, and the gain on the exercise and payout of the common stock warrants of 1.0%.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenues
Revenues were $498.1 million for the three months ended September 30, 2016 compared to $470.4 million for the three months ended September 30, 2015, an increase of $27.7 million or 5.9%. Excluding revenues of $5.7 million from Infield, PCI, Greentech Media, and Quest Offshore, our recent acquisitions within the Decision Analytics segment, and RII, our recent acquisition within the Risk Assessment segment, all collectively referred to as our recent acquisitions, our consolidated revenue growth increased $22.0 million or 4.7%. Revenues within our Decision Analytics segment, excluding our recent acquisitions of Infield, PCI, Greentech Media, and Quest Offshore, increased by $13.4 million or 4.5% and revenues in our Risk Assessment segment, excluding our recent acquisition of RII, increased by $8.6 million or 5.0%. Revenue growth within Decision Analytics, excluding recent acquisitions, was primarily driven by increases in our insurance and financial services categories. Within Risk Assessment, both industry-standard insurance programs and property-specific rating and underwriting information contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $169.7 million for the three months ended September 30, 2016 compared to $162.9 million for the three months ended September 30, 2015, an increase of $6.8 million or 4.2%. Our recent acquisitions accounted for an increase of $3.6 million in cost of revenues, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $3.2 million or 2.0%. The increase was primarily due to increases in salaries and employee benefits of $3.0 million (including a non-recurring severance cost), data costs of $1.1 million and information technology expenses of $0.4 million. These increases were offset by a decrease in other operating costs of $1.3 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $77.8 million for the three months ended September 30, 2016 compared to $70.6 million for the three months ended September 30, 2015, an increase of $7.2 million or 10.2%. Our recent acquisitions accounted for an increase of $1.3 million in SGA. Excluding costs associated with our recent acquisitions, SGA increased $5.9 million or 8.2%. The increase was primarily due to increases in professional consulting costs of $3.8 million, salaries and employee benefits of $1.8 million and information technology expenses of $0.6 million. These increases were offset by a decrease in other general expenses of $0.3 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $29.5 million for the three months ended September 30, 2016 compared to $27.1 million for the three months ended September 30, 2015, an increase of $2.4 million or 8.8%. The increase in depreciation and amortization of fixed assets includes depreciation and amortization related to our recent acquisitions and capital expenditures.
Amortization of Intangible Assets
Amortization of intangible assets was $22.7 million for the three months ended September 30, 2016 compared to $12.6 million for the three months ended September 30, 2015, an increase of $10.1 million or 79.4%. The increase was primarily related to Wood Mackenzie, Infield, PCI, Greentech Media, Quest Offshore and RII, which amounted to $10.2 million.
Investment Income and Others, net
Investment income and others, net was a gain of $2.1 million for the three months ended September 30, 2016 as compared to $17.9 million for the three months ended September 30, 2015. The decrease was primarily related to a gain of $15.6 million in connection with the exercise and payout of common stock warrants for the nine months ended September 30, 2015.
Interest Expense
Interest expense was $28.1 million for the three months ended September 30, 2016, compared to $33.0 million for the three months ended September 30, 2015, a decrease of $4.9 million or 14.7%. The decrease is primarily due to repayments on the Credit Facility funded by the net proceeds from the divestiture of our healthcare business and cash from operations.

Provision for Income Taxes
The provision for income taxes was $44.8 million for the three months ended September 30, 2016 compared to $57.9 million for the three months ended September 30, 2015, a decrease of $13.1 million or 22.5%. The effective tax rate was 26.0% for the three months ended September 30, 2016 compared to 31.8% for the three months ended September 30, 2015. The effective rate for the three months ended September 30, 2016 was lower than the September 30, 2015 effective tax rate primarily due to tax benefits of legislation enacted in the United Kingdom lowering future income tax rates.
Net Income Margin
The net income margin for our consolidated results, including discontinued operations, was 25.6% for the three months ended September 30, 2016 compared to 23.9% for the three months ended September 30, 2015. The discontinued operations lowered our net income margin by 2.5%, which was offset by 1.8% resulting from the gain on the exercise and payout of the common stock warrants for the three months ended September 30, 2015.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 50.7% for the three months ended September 30, 2016 and 2015. The discontinued operations lowered our EBITDA margin by 3.5%, which was offset by 2.8% resulting from the gain on the exercise and payout of the common stock warrants for the three months ended September 30, 2015.
Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $947.4 million for the nine months ended September 30, 2016 compared to $768.9 million for the nine months ended September 30, 2015, an increase of $178.5 million or 23.2%. Excluding revenue of $142.9 million from Wood Mackenzie (for the first and second quarters) and our recent acquisitions, Decision Analytics revenue increased by $35.6 million or 4.9%.

Our revenue by category for the periods presented is set forth below:

	For the Nine Months Ended September 30,		Percentage
	2016	2015	Change

	(In thousands)
Insurance	$521,466	$481,381	8.3%
Financial services	92,810	88,654	4.7%
Energy and specialized markets	333,155	198,866	67.5%
Total Decision Analytics	$947,431	$768,901	23.2%
Our insurance revenue increased $40.0 million or 8.3%, primarily due to increases within our loss quantification solutions, claims analytics, underwriting and catastrophe modeling solutions. Loss quantification in 2016 benefited from a non-recurring partnership revenue.
Our financial services revenue increased $4.2 million or 4.7%, primarily due to the continued demand for our analytic solutions and services.
Our energy and specialized markets revenue increased $134.3 million or 67.5%; excluding revenues of $142.9 million from Wood Mackenzie (for the first and second quarters) and our recent acquisitions of Infield, PCI, Greentech Media and Quest Offshore, our energy and specialized markets revenue decreased $8.6 million or 5.4% due to declines in our research analytic solutions and environmental health and safety services.
Revenues for our Decision Analytics segment were $317.3 million for the three months ended September 30, 2016 compared to $298.6 million for the three months ended September 30, 2015, an increase of $18.7 million or 6.2%. Excluding revenue of $5.3 million from our recent acquisitions, Decision Analytics revenue increased by $13.4 million or 4.5%.

Our revenue by category for the periods presented is set forth below:

	For the Three Months Ended September 30,		Percentage
	2016	2015	Change

	(In thousands)
Insurance	$174,446	$162,372	7.4%
Financial services	33,751	27,104	24.5%
Energy and specialized markets	109,110	109,205	(0.1)%
Total Decision Analytics	$317,307	$298,681	6.2%
Our insurance revenue increased $12.0 million or 7.4%, primarily due to increases within our underwriting, claims analytics, catastrophe modeling solutions and loss quantification solutions.
Our financial services revenue increased $6.8 million or 24.5%, primarily due to the continued demand for our analytical solutions and media effectiveness.
Our energy and specialized markets revenue decreased $0.1 million or 0.1%; excluding revenues from recent acquisitions, Infield, PCI, Greentech Media and Quest Offshore of $5.3 million, our energy and specialized markets revenue decreased $5.4 million or 4.9%, primarily as a result of continuing end-market and currency headwinds affecting the energy business.
Cost of Revenues
Cost of revenues for our Decision Analytics segment was $362.6 million for the nine months ended September 30, 2016 compared to $301.7 million for the nine months ended September 30, 2015, an increase of $60.9 million or 20.2%. Our recent acquisitions within the Decision Analytics segment, represented an increase of $50.9 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $10.0 million or 3.6%. The increase was primarily due to increases in salaries and employee benefits of $9.7 million, information technology expenses of $1.2 million. These increases were offset by decreases in data costs of $0.6 million and other operating costs of $0.3 million.
Cost of revenues for our Decision Analytics segment was $117.6 million for the three months ended September 30, 2016 compared to $114.6 million for the three months ended September 30, 2015, an increase of $3.0 million or 2.6%. Our recent acquisitions within the Decision Analytics segment, represented an increase of $3.2 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues decreased $0.2 million or 0.2%. The decrease was primarily due to a decrease in other operating costs of $1.8 million, which was offset by increases in data costs of $0.8 million, salaries and employee benefits of $0.7 million and information technology expenses of $0.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $161.8 million for the nine months ended September 30, 2016 compared to $142.5 million for the nine months ended September 30, 2015, an increase of $19.3 million or 13.5%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $11.6 million in SGA, which was primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA increased $7.7 million or 7.1%. The increase was primarily due to increases in salaries and employee benefits of $5.4 million, professional consulting fees of $1.4 million, information technology expenses of $0.7 million and other general expenses of $0.2 million.
Selling, general and administrative expenses for our Decision Analytics segment were $55.4 million for the three months ended September 30, 2016 compared to $49.3 million for the three months ended September 30, 2015, an increase of $6.1 million or 12.1%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $1.4 million in SGA. Excluding costs associated with our recent acquisitions, SGA increased $4.7 million or 9.4%. The increase was primarily due to increases in salaries and employee benefits of $2.9 million, professional consulting fees of $2.9 million and information technology expenses of $0.3 million. These increases were offset by a decrease in other operating costs of $1.4 million.

     EBITDA Margin
The EBITDA margin for our Decision Analytics segment, including discontinued operations, was 65.5% for the nine months ended September 30, 2016 compared to 49.0% for the nine months ended September 30, 2015. The discontinued operations lowered our EBITDA margin by 6.5% for the nine months ended September 30, 2015. The increase in our EBITDA margin was primarily attributed to the gain on sale from the divestiture of our healthcare business.
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $541.7 million for the nine months ended September 30, 2016 compared to $514.4 million for the nine months ended September 30, 2015, an increase of $27.3 million or 5.3%. Excluding the acquisition of RII, revenue for our Risk Assessment increased $26.5 million or 5.1% for the nine months ended September 30, 2016. Revenues for our Risk Assessment segment were $180.8 million for the three months ended September 30, 2016 compared to $171.8 million for the three months ended September 30, 2015, an increase of $9.0 million or 5.3%. Excluding the acquisition of RII, revenue for our Risk Assessment increased $8.6 million or 5.0% for the three months ended September 30, 2016. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs' solutions as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change

	(In thousands)			(In thousands)
Industry-standard insurance programs	$138,178	$131,093	5.4%	$414,204	$392,465	5.5%
Property-specific rating and underwriting information	42,596	40,634	4.8%	127,442	121,934	4.5%
Total Risk Assessment	$180,774	$171,727	5.3%	$541,646	$514,399	5.3%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $158.8 million for the nine months ended September 30, 2016 compared to $149.6 million for the nine months ended September 30, 2015, an increase of $9.2 million or 6.1%. The increase was primarily due to increases in salaries and employee benefits costs of $6.9 million, information technology expenses of $0.6 million, data costs of $0.4 million, expenses incurred in connection with our recent acquisition of $0.6 million and other operating costs of $0.7 million.
Cost of revenues for our Risk Assessment segment was $52.1 million for the three months ended September 30, 2016 compared to $48.3 million for the three months ended September 30, 2015, an increase of $3.8 million or 7.9%. The increase was primarily due to increases in salaries and employee benefits costs of $2.3 million, information technology expenses of $0.3 million, data costs of $0.3 million, expenses incurred in connection with our recent acquisition of $0.4 million and other operating costs of $0.5 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $62.6 million for the nine months ended September 30, 2016 compared to $60.2 million for the nine months ended September 30, 2015, an increase of $2.4 million or 4.0%. The increase was primarily due to increases in professional consulting costs of $1.4 million, information technology expenses of $0.4 million and other general expense of $1.2 million. These increases were offset by a decrease in salaries and employee benefits of $0.6 million.
Selling, general and administrative expenses for our Risk Assessment segment were $22.4 million for the three months ended September 30, 2016 compared to $21.3 million for the three months ended September 30, 2015, an increase of $1.1 million or 5.5%. The increase was primarily due to increases in professional consulting costs of $0.9 million, information technology expenses of $0.3 million and other general expense of $1.0 million. These increases were offset by a decrease in salaries and employee benefits of $1.1 million.

EBITDA Margin
EBITDA margin for our Risk Assessment segment was 59.4% for the nine months ended September 30, 2016 compared to 59.2% for the nine months ended September 30, 2015. The increase in our EBITDA margin was primarily attributed to enhanced operating leverage in the segment as well as cost efficiencies.
Liquidity and Capital Resources
As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents and available-for-sale securities of $168.2 million and $141.9 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or upon commencement of the annual or multi-year subscription period in annual amounts. Most of our subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $1,500.0 million Syndicated Revolving Credit Facility, or the Credit Facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of consolidated revenues for the nine months ended September 30, 2016 and 2015, were 6.2% and 7.0%, respectively. The expected capital expenditures for the year ending December 31, 2016 will be approximately $155.0 million, which we expect to primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2016, we repurchased $189.8 million of our common stock. There were no stock repurchases during the nine months ended September 30, 2015.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations and the discounts and debt issuance costs on our senior notes, of $2,300.0 million and $3,170.0 million at September 30, 2016 and December 31, 2015, respectively. The debt at September 30, 2016 was primarily issued under senior notes in May 2015 and during 2012 and 2011. As of September 30, 2016, we had senior notes with an aggregate principal amount of $2,300.0 million outstanding, and we were in compliance with our financial debt covenants.
As of September 30, 2016, we had a borrowing capacity of $1,500.0 million of which $1,497.5 million was available for borrowings under the Credit Facility with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program.
The Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.5 to 1.0. We were in compliance with all financial debt covenants under the Credit Facility as of September 30, 2016. During the nine months ended September 30, 2016, we had total combined borrowings under the Credit Facility of $40.0 million and repaid $910.0 million. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and will range from 12.5 to 25.0 basis points based upon the consolidated funded debt leverage ratio. As of September 30, 2016 and December 31, 2015, we had outstanding borrowings under the Credit Facility of $0.0 million and $870.0 million, respectively. During the nine months ended September 30,

2016, we utilized a portion of the proceeds from the sale of Verisk Health and cash flows from operations to repay the outstanding borrowings under the Credit Facility. On May 26, 2016, we entered into the Second Amendment to the Credit Facility, which reduced the borrowing capacity from $1,750.0 million to $1,500.0 million and amended the pricing grid. All borrowings under the Credit Facility continue to remain unsecured.
Cash Flow
The following table summarizes our cash flow data for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Percentage Change
	2016	2015

	(In thousands)
Net cash provided by operating activities	$463,671	$520,044	(10.8)%
Net cash provided by (used in) investing activities	$579,326	$(2,895,202)	120.0%
Net cash (used in) provided by financing activities	$(1,007,118)	$2,503,235	(140.2)%
Operating Activities
Net cash provided by operating activities was $463.7 million for the nine months ended September 30, 2016 compared to $520.0 million for the nine months ended September 30, 2015. Excluding the discontinued operations of Verisk Health, net cash provided by operating activities was $442.2 million for the nine months ended September 30, 2016 compared to $467.5 million for the nine months ended September 30, 2015, a decrease of 5.4%. The decrease in net cash provided by operating activities was primarily due to an increase in taxes paid related to the gain on the divestiture of our healthcare business and interest payments on our senior notes that were issued in May 2015, partially offset by an increase in cash receipts from customers driven by an increase in revenues and operating income and additional operating cash flow from Wood Mackenzie.
Investing Activities
Net cash provided by investing activities was $579.3 million for the nine months ended September 30, 2016 and net cash used in investing activities was $2,895.2 million for the nine months ended September 30, 2015. The change in investing activities was primarily due to the net proceeds from the divestiture of our healthcare business on June 1, 2016 and the net of cash acquisition of Wood Mackenzie of $2,889.6 million on May 19, 2015.
Financing Activities
Net cash used in financing activities was $1,007.1 million for the nine months ended September 30, 2016 and net cash provided by financing activities was $2,503.2 million for the nine months ended September 30, 2015, respectively. Net cash used in financing activities for the nine months ended September 30, 2016 was primarily related to net repayments of our Credit Facility of $870.0 million mostly funded by the net proceeds from the divestiture of our healthcare business and the current year repurchases of common stock of $182.5 million partially offset by proceeds and tax benefits from stock option exercises of $53.4 million. Net cash provided by financing activities for the nine months ended September 30, 2015 was primarily related to the net proceeds from the debt and equity offerings of $1,244.0 million and $720.8 million, respectively, and other borrowings from our Credit Facility of $830.0 million, partially offset by repayments from our credit facility and private placement debt of $90.0 million and $220.0 million, respectively.
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
Market risks at September 30, 2016 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2016.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

We integrated Wood Mackenzie into our overall internal control over financial reporting process. Other than this integration, during the nine months ended September 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 15 to our condensed consolidated financial statements for the nine months ended September 30, 2016 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors
Other than the item below, there has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 24, 2016:

Economic and political instability and potential unfavorable changes in laws and regulations resulting from the UK’s exit from the European Union could adversely affect our financial condition, results of operations and cash flows.

The results of the referendum on June 23, 2016 in the United Kingdom, or UK, to exit the European Union, or EU, which is commonly referred to as “Brexit,” and to potentially significantly change the UK’s relationship with the EU and the laws and regulations impacting business conducted between the UK and EU countries could disrupt the overall stability of the EU given the diverse economic and political circumstances of individual EU countries and negatively impact our European operations. An immediate consequence of the Brexit vote was an adverse impact to global markets, including currency markets which experienced a sharp drop in the value of the British pound.  Longer term, Brexit will require negotiations regarding the future terms of the UK’s relationship with the EU, which could result in the UK losing access to certain aspects of the single EU market and the global trade deals negotiated by the EU on behalf of its members. The Brexit vote and the perceptions as to the impact of the withdrawal of the UK may adversely affect business activity, political stability and economic conditions in the UK, the EU and elsewhere, the impact of which could have an adverse effect our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program of up to $2.3 billion. As of September 30, 2016, we had $279.5 million available to repurchase shares. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $2.0 billion. Our share repurchases for the quarter ended September 30, 2016 are set forth below:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
				(in thousands)
July 1, 2016 through July 31, 2016	—	$—	—	$352,989
August 1, 2016 through August 31, 2016	194,011	$82.61	194,011	$336,962
September 1, 2016 through September 30, 2016	704,708	$81.48	704,708	$279,545
	898,719		898,719

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: November 1, 2016	By:	/s/ Eva F. Huston
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