Form 10-Q
period 2017-03-31
Verisk Analytics, Inc.
filed 2017-05-02
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(201) 469-3000
(Registrant’s telephone number, including area code)
 ___________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, there were 165,339,952 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2017 and December 31, 2016

	2017	2016

	(In millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$155.0	$135.1
Available-for-sale securities	3.6	3.4
Accounts receivable, net of allowance for doubtful accounts of $4.1 and $3.4, respectively	298.7	263.9
Prepaid expenses	25.0	28.9
Income taxes receivable	3.3	49.3
Other current assets	28.2	20.3
Total current assets	513.8	500.9
Noncurrent assets:
Fixed assets, net	377.8	380.3
Intangible assets, net	1,027.2	1,010.8
Goodwill	2,653.3	2,578.1
Deferred income tax assets	15.8	15.6
Other assets	160.8	145.5
Total assets	$4,748.7	$4,631.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$162.1	$184.0
Short-term debt and current portion of long-term debt	6.6	106.8
Deferred revenues	501.6	330.8
Income tax payable	2.1	—
Total current liabilities	672.4	621.6
Noncurrent liabilities:
Long-term debt	2,281.0	2,280.2
Deferred income taxes, net	329.4	322.2
Other liabilities	80.3	74.8
Total liabilities	3,363.1	3,298.8
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued and 165,891,699 and 166,915,772 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,134.1	2,121.6
Treasury stock, at cost, 378,111,339 and 377,087,266 shares, respectively	(2,993.4)	(2,891.4)
Retained earnings	2,861.7	2,752.9
Accumulated other comprehensive losses	(616.9)	(650.8)
Total stockholders’ equity	1,385.6	1,332.4
Total liabilities and stockholders’ equity	$4,748.7	$4,631.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016

	(In millions, except for share and per share data)
Revenues	$502.6	$492.7
Expenses:
Cost of revenues (exclusive of items shown separately below)	182.9	173.3
Selling, general and administrative	75.9	71.0
Depreciation and amortization of fixed assets	33.8	31.9
Amortization of intangible assets	22.3	23.9
Total expenses	314.9	300.1
Operating income	187.7	192.6
Other income (expense):
Investment income and others, net	1.9	—
Interest expense	(28.4)	(32.0)
Total other expense, net	(26.5)	(32.0)
Income from continuing operations before income taxes	161.2	160.6
Provision for income taxes	(52.4)	(50.9)
Income from continuing operations	108.8	109.7
Discontinued operations:
Income from discontinued operations	—	1.8
Provision for income taxes from discontinued operations	—	(18.9)
Loss from discontinued operations	—	(17.1)
Net income	$108.8	$92.6
Basic net income per share:
Income from continuing operations	$0.65	$0.65
Loss from discontinued operations	—	(0.10)
Basic net income per share	$0.65	$0.55
Diluted net income per share:
Income from continuing operations	$0.64	$0.64
Loss from discontinued operations	—	(0.10)
Diluted net income per share	$0.64	$0.54
Weighted average shares outstanding:
Basic	166,442,991	168,453,750
Diluted	170,150,862	171,480,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016

	(In millions)
Net income	$108.8	$92.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	33.1	(75.3)
Unrealized holding gain on available-for-sale securities	0.1	0.1
Pension and postretirement liability adjustment	0.7	0.5
Total other comprehensive income (loss)	33.9	(74.7)
Comprehensive income	$142.7	$17.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Year Ended December 31, 2016 and The Three Months Ended March 31, 2017

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

	(In millions, except for share data)
Balance, January 1, 2016	544,003,038	$0.1	$2,023.4	$(2,571.2)	$2,161.7	$(242.0)	$1,372.0
Net income	—	—	—	—	591.2	—	591.2
Other comprehensive loss	—	—	—	—	—	(408.8)	(408.8)
Treasury stock acquired (4,325,548 shares)	—	—	—	(333.3)	—	—	(333.3)
KSOP shares earned (181,198 shares reissued from treasury stock)	—	—	13.2	1.3	—	—	14.5
Stock options exercised, including tax benefit of $22.1 (1,409,803 shares reissued from treasury stock)	—	—	56.2	10.2	—	—	66.4
Restricted stock lapsed, including tax benefit of $1.2 (169,365 shares reissued from treasury stock)	—	—	—	1.2	—	—	1.2
Employee stock purchase plan (29,867 shares reissued from treasury stock)	—	—	2.1	0.2	—	—	2.3
Stock based compensation	—	—	29.9	—	—	—	29.9
Net share settlement from restricted stock awards (38,250 shares withheld for tax settlement)	—	—	(3.1)	—	—	—	(3.1)
Other stock issuances (26,106 shares reissued from treasury stock)	—	—	(0.1)	0.2	—	—	0.1
Balance, December 31, 2016	544,003,038	0.1	2,121.6	(2,891.4)	2,752.9	(650.8)	1,332.4
Net income	—	—	—	—	108.8	—	108.8
Other comprehensive gain	—	—	—	—	—	33.9	33.9
Treasury stock acquired (1,280,320 shares)	—	—	—	(104.0)	—	—	(104.0)
Stock options exercised (239,478 shares reissued from treasury stock)	—	—	5.4	1.9	—	—	7.3
Employee stock purchase plan (8,325 shares reissued from treasury stock)	—	—	0.6	0.1	—	—	0.7
Stock based compensation	—	—	6.5	—	—	—	6.5
Other stock issuances (8,444 shares reissued from treasury stock)	—	—	—	—	—	—	—
Balance, March 31, 2017	544,003,038	$0.1	$2,134.1	$(2,993.4)	$2,861.7	$(616.9)	$1,385.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Three Months Ended March 31, 2017 and 2016

	2017	2016

	(In millions)
Cash flows from operating activities:
Net income	$108.8	$92.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	33.8	38.9
Amortization of intangible assets	22.3	29.8
Amortization of debt issuance costs and original issue discount	1.1	1.1
Allowance for doubtful accounts	0.8	0.5
KSOP compensation expense	—	4.3
Stock based compensation	6.5	5.5
Realized loss on available-for-sale securities, net	—	0.2
Deferred income taxes	(0.7)	17.8
Gain on disposal of fixed assets, net	—	(0.1)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(31.0)	(34.0)
Prepaid expenses and other assets	(4.7)	4.1
Income taxes	48.1	49.6
Accounts payable and accrued liabilities	(28.3)	(46.1)
Deferred revenues	168.1	146.5
Other liabilities	(6.9)	(6.8)
Net cash provided by operating activities	317.9	303.9
Cash flows from investing activities:
Acquisitions, net of cash acquired of $3.6 and $0, respectively	(66.5)	—
Escrow funding associated with acquisition	(9.8)	—
Capital expenditures	(31.1)	(30.8)
Purchases of available-for-sale securities	(0.1)	—
Proceeds from sales and maturities of available-for-sale securities	0.1	0.1
Other investing activities, net	—	(0.6)
Net cash used in investing activities	(107.4)	(31.3)
Cash flows from financing activities:
Repayment of short-term debt, net	(100.0)	(165.0)
Repurchases of common stock	(99.3)	(116.4)
Proceeds from stock options exercised	7.5	4.7
Other financing activities, net	(0.5)	(1.1)
Net cash used in financing activities	(192.3)	(277.8)
Effect of exchange rate changes	1.7	(1.3)
Increase (decrease) in cash and cash equivalents	19.9	(6.5)
Cash and cash equivalents, beginning of period	135.1	138.3
Cash and cash equivalents, end of period	$155.0	$131.8
Supplemental disclosures:
Taxes paid	$4.8	$2.8
Interest paid	$13.8	$17.5
Noncash investing and financing activities:
Repurchase of common stock included in accounts payable and accrued liabilities	$11.2	$—
Deferred tax liability established on date of acquisition	$5.9	$—
Capital lease obligations	$—	$0.3
Capital expenditures included in accounts payable and accrued liabilities	$1.7	$1.7

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
2. Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets and liabilities, acquisition related liabilities, fair value of stock based compensation for stock options granted, and assets and liabilities for pension and postretirement benefits. Actual results may ultimately differ from those estimates.
The condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three months ended March 31, 2017 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("ASU No. 2015-14"). The amendments in this update defer the effective date of ASU No. 2014-09, Revenue from Contracts with Customers, for all entities by one year. Public business entities will apply the guidance in ASU No. 2015-14 for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating ASU No. 2015-14 and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption. The Company is still finalizing its analysis to quantify the adoption impact of the provisions of the new standard. The Company believes that it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption of ASU No. 2015-14 effective the beginning of fiscal 2018.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). The objective of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the guidance prospectively for the income statement impact of income taxes and has retrospectively applied the guidance to the condensed consolidated statements of cash flows for the impact of excess tax benefits on January 1, 2017 in accordance with ASU No. 2016-09. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the condensed consolidated statements of cash flows, since such cash flows have historically been presented in financing activities. The treatment of forfeitures has not changed as the Company is electing to continue the current process of estimating the number of forfeitures. Accordingly, excess tax benefits from exercised stock options in the first quarter were recorded as income tax benefit in the condensed consolidated statements of operations and presented as an operating activity on the condensed consolidated statements of cash flows for the three months ended March 31, 2017. There was no cumulative-effect adjustment required to retained earnings under the prospective method as of the beginning of the year because all tax benefits had been previously recognized when the tax deductions related to stock compensation were utilized to reduce tax payable. The Company is not recording deferred tax assets or tax liabilities as the result of the adoption of ASU 2016-09.
3. Fair Value Measurements:
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
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

Quoted Prices in Active Markets for Identical Assets (Level 1)
March 31, 2017
Registered investment companies (1)	$3.6
December 31, 2016
Registered investment companies (1)	$3.4
______________________
(1) Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

The Company has not elected to carry its subordinated promissory note receivable and long-term debt at fair value. The carrying value of the subordinated promissory note receivable represents amortized cost and has been included in "Other assets" in the accompanying condensed consolidated balance sheets. The carrying value of the long-term debt represents amortized cost less unamortized discount and debt issuance costs. The Company assesses the fair value of these financial instruments based on an estimate of interest rates available to the Company for financial instruments with similar features, the Company’s current credit rating and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of these financial instruments as of March 31, 2017 and December 31, 2016, respectively:

		2017		2016
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instruments not carried at fair value:
Subordinated promissory note receivable	Level 2	$84.7	$77.0	$84.1	$76.8
Long-term debt excluding capitalized leases	Level 2	$2,278.2	$2,415.5	$2,277.3	$2,402.6
4. Acquisitions:
2017 Acquisitions
On January 21, 2017, the Company acquired 100 percent of the stock of Arium Limited ("Arium") for a net cash purchase price of $1.9 million. Arium specializes in liability risk modeling and decision support. Arium has become part of the insurance vertical within the Decision Analytics segment, and will enable the Company to provide its customers with additional modeling solutions and analytics for the casualty market. The preliminary purchase price allocation of the acquisition is combined in the table below.
On February 16, 2017, the Company acquired 100 percent of the stock of Healix International Holdings Limited (“Healix”), a software analytics provider in automated medical risk assessment for the travel insurance industry, for a net cash purchase price of $52.0 million, of which $7.5 million represents indemnity escrows. Healix is within the Company's Risk Assessment segment. The acquisition will further expand the Company's offerings for the global insurance industry, providing solutions that are embedded with customer workflows and can help underwrite medical coverage for travelers with greater speed, accuracy, and efficiency. The preliminary purchase price allocation of the acquisition is combined in the table below.
On February 24, 2017, the Company acquired 100 percent of the stock of Emergent Network Intelligence Limited (“ENI”), a developer in insurance claims efficiency and fraud detection solutions based in the United Kingdom ("U.K"), for a net cash purchase price of $6.2 million, of which $0.5 million represents indemnity escrows. With the acquisition of ENI within the Decision Analytics segment, the Company's customers in the U.K. can take advantage of technologically advanced tools that allow them to improve motor vehicle claims workflow and reduce their costs and exposure to fraud. The preliminary purchase price allocation of the acquisition is combined in the table below.
On March 31, 2017, the Company acquired 100 percent of the stock of Fintellix Solutions Private Limited ("Fintellix"), a Bangalore-based data solutions company specializing in the development of data management platforms and regulatory reporting solutions for financial institutions, for a net cash purchase price of $16.2 million, of which $1.8 million represents indemnity escrows. Fintellix has become part of the financial services vertical within the Decision Analytics segment. The acquisition of Fintellix positions the Company to expand the data hosting and regulatory platforms and better address the increasingly complex needs of our customers. The preliminary purchase price allocation of the acquisition is combined in the table below.

The combined preliminary purchase price allocations of the 2017 acquisitions resulted in the following:

Total
Cash and cash equivalents	$3.6
Accounts receivable	3.2
Current assets	0.8
Intangible assets	29.3
Goodwill	52.0
Other assets	10.0
Total assets acquired	98.9
Current liabilities	2.3
Deferred revenues	1.0
Other liabilities	15.7
Total liabilities assumed	19.0
Net assets acquired	79.9
Cash acquired	3.6
Net cash purchase price	$76.3
The preliminary amounts assigned to intangible assets by type for the acquisitions are summarized in the table below:

	Weighted Average Useful Life	Total
Technology-related	7 years	$14.8
Marketing-related	8 years	4.0
Customer-related	9 years	10.5
Total intangible assets		$29.3
The preliminary allocations of the purchase price of these acquisitions are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on the condensed consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to operating leases, income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon the Company's valuation model and historical experiences with entities with similar business characteristics.
The goodwill associated with the stock purchases of Arium, Healix, ENI and Fintellix is not deductible for tax purposes. For the three months ended March 31, 2017 and 2016, the Company incurred transaction costs related to these acquisitions of $1.3 million and $0, respectively, included within "Selling, general and administrative" expenses in the accompanying condensed consolidated statements of operations.

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At March 31, 2017 and December 31, 2016, the current portion of the escrows amounted to $8.7 million and $4.1 million, and the noncurrent portion of the escrows amounted to $11.5 million and $6.3 million, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and "Other assets" in the accompanying condensed consolidated balance sheets, respectively.

5. Discontinued Operations:

On June 1, 2016, the Company sold 100 percent of the stock of its healthcare business, Verisk Health ("Verisk Health"), in exchange for a purchase price that consisted of $714.6 million of cash consideration after a working capital adjustment of $5.4 million, a subordinated promissory note with a face value of $100.0 million and an eight year maturity (the "Note"), and other contingent consideration (collectively, the "Sale"). Results of operations for the healthcare business are reported as a discontinued operation for the three months ended March 31, 2016.

The Note has a stated interest rate of 9.0% per annum, increasing to 11.0% per annum at the earlier of specified refinancings or acquisitions, or the fourth anniversary of the closing of the Sale. Interest shall accrue from the closing date and on each anniversary of the Sale until the Note is paid in full on the unpaid principal amount of the Note outstanding at the interest rate in effect (computed on the basis of a 360-day year of twelve 30-day months). On each anniversary of the Sale, accrued interest shall be paid in kind by adding the amount of such accrued interest to the outstanding principal amount of the Note. The issuer of the Note may, at its option at any time prior to the maturity date, prepay any, or all, of the principal amount of the Note, plus accrued but unpaid interest as of the elected prepayment date, without any premium or penalty. There is a mandatory prepayment of the Note as a result of (i) the proceeds of a specified dividend recapitalization received by the issuer, (ii) the consummation of a change of control of the issuer, or (iii) the sale, transfer or other disposition by the parent of the issuer of more than 10.0% of the capital stock of the issuer. As of March 31, 2017, the Company had a receivable of $84.7 million outstanding under the Note. The carrying value of the Note represents amortized cost. The fair value of the Note is based on management estimates with the assistance of valuations performed by third party specialists, discounted cash flow analysis based on current market conditions and assumptions that the Note would be paid in full at maturity, including accrued interest, with no prepayment election. Refer to Note 3 Fair Value Measurements for further discussion.

The Company also received a 10.0% non-participating interest in the issuer's stock, the exercise value of which will be contingent on the parent of the issuer realizing a specified rate of return on its investment. As of March 31, 2017, the Company had an equity investment of $8.4 million related to such interest accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"). The value of the equity investment has been included in “Other assets” in the accompanying condensed consolidated balance sheets.

The following table summarizes the results from the discontinued operation for the three months ended March 31:

	2017	2016
Revenues from discontinued operations	$—	$69.2
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	44.5
Selling, general and administrative	—	10.1
Depreciation and amortization of fixed assets	—	7.0
Amortization of intangible assets	—	5.9
Total expenses	—	67.5
Operating income	—	1.7
Other income:
Investment income and others, net	—	0.1
Total other income	—	0.1
Income from discontinued operations before income taxes	—	1.8
Provision for income taxes (1)	—	(18.9)
Loss from discontinued operations, net of tax	$—	$(17.1)
(1) Included in the provision for income taxes, for the three months ended March 31, 2016, is a charge of $18.2 million primarily resulting from the recognition of a deferred tax liability of $17.6 million associated with the estimated stock basis difference in Verisk Health.

Net cash provided by operating activities and net cash used in investing activities from the discontinued operation for the three months ended March 31 are presented below:

	2017	2016
Net cash provided by operating activities	$—	$22.1
Net cash used in investing activities	$—	$(5.5)

The Company has also entered into a transitional service agreement ("TSA") with the buyer of Verisk Health. Under the TSA, the Company provides various services for terms generally up to 12 months from the acquisition date and receives a level of cost reimbursement from the buyer.
6. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2016 through March 31, 2017, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2016 (1)	$71.3	$2,506.8	$2,578.1
Current year acquisitions	35.1	16.9	52.0
Purchase accounting reclassification	(0.2)	0.3	0.1
Foreign currency translation	(0.1)	23.2	23.1
Goodwill at March 31, 2017 (1)	$106.1	$2,547.2	$2,653.3
______________________

(1)	These balances are net of accumulated impairment charges of $3.2 million that occurred prior to December 31, 2016.
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

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
March 31, 2017
Technology-based	7 years	$326.4	$(201.2)	$125.2
Marketing-related	17 years	232.2	(50.7)	181.5
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	498.0	(138.5)	359.5
Database-related	20 years	398.7	(37.7)	361.0
Total intangible assets		$1,460.3	$(433.1)	$1,027.2
December 31, 2016
Technology-based	7 years	$310.9	$(196.6)	$114.3
Marketing-related	17 years	227.5	(47.5)	180.0
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	483.1	(128.5)	354.6
Database-related	20 years	393.9	(32.0)	361.9
Total intangible assets		$1,420.4	$(409.6)	$1,010.8

Amortization expense related to intangible assets for the three months ended March 31, 2017 and 2016 was $22.3 million and $23.9 million, respectively. Estimated amortization expense for the remainder of 2017 and the years through 2022 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2017	$69.1
2018	92.4
2019	91.7
2020	90.1
2021	79.7
2022 and thereafter	604.2
$1,027.2
7. Income Taxes:
The Company’s effective tax rate for the three months ended March 31, 2017 was 32.47% compared to the effective tax rate for the three months ended March 31, 2016 of 31.69%. The effective tax rate for the three months ended March 31, 2017 is higher than the March 31, 2016 effective tax rate primarily due to reduced tax benefits in the current period resulting from legislation enacted in the U.K., partially offset by the tax rate benefit of adopting ASU No. 2016-09. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to state taxes and tax benefits related to the Wood Mackenzie acquisition.
8. Debt:
The following table presents short-term and long-term debt by issuance as of March 31, 2017 and December 31, 2016:

	Issuance Date	Maturity Date	2017	2016
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$—	$100.0
Capital lease obligations	Various	Various	6.6	6.8
Short-term debt and current portion of long-term debt			6.6	106.8
Long-term debt:
Senior notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $10.1 and $10.4, respectively	5/15/2015	6/15/2025	889.9	889.6
5.500% senior notes, less unamortized discount and debt issuance costs of $5.0 and $5.0, respectively	5/15/2015	6/15/2045	345.0	345.0
4.125% senior notes, less unamortized discount and debt issuance costs of $3.3 and $3.5, respectively	9/12/2012	9/12/2022	346.7	346.5
4.875% senior notes, less unamortized discount and debt issuance costs of $1.2 and $1.4, respectively	12/8/2011	1/15/2019	248.8	248.6
5.800% senior notes, less unamortized discount and debt issuance costs of $2.2 and $2.4, respectively	4/6/2011	5/1/2021	447.8	447.6
Capital lease obligations	Various	Various	6.8	7.1
Syndicated revolving credit facility debt issuance costs	Various	Various	(4.0)	(4.2)
Long-term debt			2,281.0	2,280.2
Total debt			$2,287.6	$2,387.0
As of March 31, 2017 and December 31, 2016, the Company had senior notes with an aggregate principal amount of

$2,300.0 million outstanding and was in compliance with their financial debt covenants.
As of March 31, 2017, the Company had a borrowing capacity of $1,500.0 million under the committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility") with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the "Repurchase Program"). The Company was in compliance with all financial debt covenants under the Credit Facility as of March 31, 2017. As of March 31, 2017 and December 31, 2016, the Company had outstanding borrowings under the Credit Facility of $0 and $100.0 million, respectively.
9. Stockholders’ Equity:
The Company has 2,000,000,000 shares of authorized common stock. The common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all fourteen members of the Board.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of March 31, 2017.

Share Repurchase Program

Since the introduction of the Repurchase Program as a feature of the Company's capital management strategies in 2010, the Company has authorized repurchases of up to $2,800.0 million of its common stock and has repurchased shares with an aggregate value of $2,268.0 million. The Company repurchased 1,280,320 shares of common stock with an aggregate value of $104.0 million during the three months ended March 31, 2017. As of March 31, 2017, the Company had $532.0 million available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.

Treasury Stock

As of March 31, 2017, the Company’s treasury stock consisted of 378,111,339 shares of common stock. During the three months ended March 31, 2017, the Company reissued 256,247 shares of common stock from the treasury shares at a weighted average price of $7.79 per share.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing income from continuing operations, loss from discontinued operations and net income, respectively, by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including stock options, nonvested restricted stock awards, and nonvested restricted stock units, had been issued.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Numerator used in basic and diluted EPS:
Income from continuing operations	$108.8	$109.7
Loss from discontinued operations (Note 5)	—	(17.1)
Net income	$108.8	$92.6
Denominator:
Weighted average number of common shares used in basic EPS	166,442,991	168,453,750
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,707,871	3,027,134
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	170,150,862	171,480,884
The potential shares of common stock that were excluded from diluted EPS were 1,282,164 and 1,674,484 for the three months ended March 31, 2017 and 2016, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of March 31, 2017 and December 31, 2016:

	2017	2016
Foreign currency translation adjustment	$(528.3)	$(561.4)
Unrealized holding gains on available-for-sale securities, net of tax	0.4	0.3
Pension and postretirement adjustment, net of tax	(89.0)	(89.7)
Accumulated other comprehensive losses	$(616.9)	$(650.8)

The before tax and after tax amounts of other comprehensive income for the three months ended March 31, 2017 and 2016 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended March 31, 2017
Foreign currency translation adjustment	$33.1	$—	$33.1
Unrealized holding gain on available-for-sale securities before reclassifications	0.2	(0.1)	0.1
Amount reclassified from accumulated other comprehensive losses (1)	—	—	—
Unrealized holding gain on available-for-sale securities	0.2	(0.1)	0.1
Pension and postretirement adjustment before reclassifications	2.3	(0.9)	1.4
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(1.2)	0.5	(0.7)
Pension and postretirement adjustment	1.1	(0.4)	0.7
Total other comprehensive gain	$34.4	$(0.5)	$33.9
For the Three Months Ended March 31, 2016
Foreign currency translation adjustment	$(75.3)	$—	$(75.3)
Unrealized holding gain on available-for-sale securities before reclassifications	0.4	(0.2)	0.2
Amount reclassified from accumulated other comprehensive losses (1)	(0.2)	0.1	(0.1)
Unrealized holding gain on available-for-sale securities	0.2	(0.1)	0.1
Pension and postretirement adjustment before reclassifications	1.7	(0.7)	1.0
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(0.9)	0.4	(0.5)
Pension and postretirement adjustment	0.8	(0.3)	0.5
Total other comprehensive loss	$(74.3)	$(0.4)	$(74.7)
_______________

(1)	This accumulated other comprehensive loss component, before tax, is included under “Investment income and others, net” in the accompanying condensed consolidated statements of operations.

(2)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 11 Pension and Postretirement Benefits for additional details).

10. Equity Compensation Plans:

ISO 401(k) Savings and Employee Stock Ownership Plan ("KSOP")
The Company has established the KSOP for the benefit of eligible employees in the U.S. and Puerto Rico. The KSOP includes both an employee savings component and an employee stock ownership component. The purpose of the combined plan is to enable the Company’s employees to participate in a tax-deferred savings arrangement under Internal Revenue Service Code Sections 401(a) and 401(k), and to provide employee equity participation in the Company through the employee stock ownership plan accounts.
For the three months ended March 31, 2017, the Company opted to fund the 401(k) matching contributions in cash in lieu of issuance of common stock from treasury shares. For the three months ended March 31, 2017, the Company matched cash contribution of $4.9 million and recognized it as KSOP compensation expense. For the three months ended March 31, 2016, the Company matched 43,071 shares of common stock at a weighted average per price of $78.73 and recognized as KSOP compensation expense.
Equity Compensation Plans
All of the Company’s outstanding stock options and restricted stock awards are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of March 31, 2017, there were 8,739,754 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the three months ended March 31, 2017 and 2016 was $7.5 million and $4.7 million, respectively.
The Company granted equity awards to key employees of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. The Company recognizes the expense of the equity awards ratably over the vesting period. A summary of the equity awards granted for the three months ended March 31, 2017 and on April 1, 2017 is presented below.

Grant Date	Service Vesting Period	Stock Options	Restricted Stock
January 1 to March 31, 2017	Four-year graded vesting	2,669	525
April 1, 2017	Four-year graded vesting	1,300,007	248,489
April 1, 2017	Two-year graded vesting	47,030	11,272
		1,349,706	260,286
The fair value of the stock options granted for the three months ended March 31, 2017 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table. There were no stock options granted for the three months ended March 31, 2016.

2017
Option pricing model	Black-Scholes
Expected volatility	19.16%
Risk-free interest rate	1.84%
Expected term in years	4.5
Dividend yield	—%
Weighted average grant date fair value per stock option	$16.09
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
A summary of the stock options outstanding and exercisable as of December 31, 2016 and March 31, 2017 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	8,770,917	$46.67	$302.6
Granted	2,669	$82.01
Exercised	(239,478)	$30.42	$12.6
Cancelled or expired	(36,241)	$73.96
Outstanding at March 31, 2017	8,497,867	$47.02	$290.0
Exercisable at March 31, 2017	5,927,409	$35.69	$269.4
Exercisable at December 31, 2016	6,148,349	$35.35	$281.7
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk common stock as of the reporting date. The Company adopted ASU No. 2016-09 prospectively on January 1, 2017 and excess tax benefits from exercised stock options were recorded as income tax benefit in the condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. Prior to the adoption of ASU No. 2016-09, for the three months ended March 31, 2016, the Company recorded excess tax benefits of $1.7 million in "Additional paid-in capital" in the accompanying condensed consolidated balance sheets. Stock based compensation expense for the three months ended March 31, 2017 and 2016 was $6.5 million and $5.5 million, respectively.
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
A summary of the status of the restricted stock awarded under the 2013 Incentive Plan as of December 31, 2016 and March 31, 2017 and changes during the interim period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	537,667	$73.34
Granted	525	$82.01
Vested	(8,444)	$80.03
Forfeited	(6,580)	$73.59
Outstanding at March 31, 2017	523,168	$73.26
The Company’s employee stock purchase plan (“ESPP”) offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the three months ended March 31, 2017 and 2016, the Company issued 8,325 and 9,257 shares of common stock at a weighted discounted price of $77.08 and $75.92 for the ESPP, respectively.
As of March 31, 2017, there was $52.6 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.44 years. As of March 31, 2017, there were 2,570,458 and 523,168 nonvested stock options and restricted stock, respectively, of which 2,125,224 and 428,789 are expected to vest. The total grant date fair value of options vested during the three months ended March 31, 2017 and 2016 was $3.6 million and $3.3 million, respectively. The total grant date fair value of restricted stock vested during the three months ended March 31, 2017 and 2016 was $3.8 million and $3.3 million, respectively.
11. Pension and Postretirement Benefits:
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

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended March 31,
	2017	2016	2017	2016
Interest cost	$4.2	$4.8	$0.1	$0.1
Expected return on plan assets	(7.8)	(8.0)	(0.1)	(0.1)
Amortization of prior service cost	0.1	—	—	—
Amortization of net actuarial loss	1.0	0.8	0.1	0.1
Net periodic (benefit) cost	$(2.5)	$(2.4)	$0.1	$0.1
Employer contributions, net	$0.2	$0.3	$0.4	$—
The expected contributions to the Pension Plan, SERP and Postretirement Plan for the year ending December 31, 2017 are consistent with the amounts previously disclosed as of December 31, 2016.
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
Decision Analytics: The Company develops solutions that its customers use to analyze the key processes in managing risk: ‘prediction of loss’, ‘detection and prevention of fraud’ and ‘quantification of loss’. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, such as hurricanes and earthquakes claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sectors. The Company offers services and a suite of solutions to a client base that includes credit and debit card issuers, retail bank and other consumer financial services providers, payment processors, insurance companies and other industry stakeholders. The Company further leverages predictive models and proprietary data to advise customers to make asset investment and portfolio allocation decisions in the global energy market. The Company discloses revenue within this segment based on the industry vertical groupings of insurance, energy and specialized markets, and financial services. On June 1, 2016, the Company sold its healthcare business, Verisk Health, which was part of the Decision Analytics segment. Results of operations for the healthcare business are reported as a discontinued operation for the three months ended March 31, 2016. Refer to Note 5 for more information.
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

The two aforementioned operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. In addition, the CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, revenues from countries outside of the U.S. accounted for 21.2% and 22.3% of the Company's consolidated revenues for the three months ended March 31, 2017 and 2016, respectively. No individual country outside of the U.S. accounted for 10.0% or more of the Company's consolidated revenues for the three months ended March 31, 2017 or 2016.
The following table provides the Company’s revenue and EBITDA by reportable segment for the three months ended March 31, 2017 and 2016, and the reconciliation of EBITDA to operating income as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	March 31, 2017			March 31, 2016
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$313.2	$189.4	$502.6	$312.9	$179.8	$492.7
Expenses:
Cost of revenues (exclusive of items shown separately below)	(128.0)	(54.9)	(182.9)	(121.6)	(51.7)	(173.3)
Selling, general and administrative	(56.1)	(19.8)	(75.9)	(52.3)	(18.7)	(71.0)
Investment income and others, net	2.2	(0.3)	1.9	0.1	(0.1)	—
EBITDA from discontinued operations	—	—	—	14.7	—	14.7
EBITDA	131.3	114.4	245.7	153.8	109.3	263.1
Depreciation and amortization of fixed assets	(25.7)	(8.1)	(33.8)	(24.9)	(7.0)	(31.9)
Amortization of intangible assets	(21.7)	(0.6)	(22.3)	(23.8)	(0.1)	(23.9)
Less: Investment income and others, net	(2.2)	0.3	(1.9)	(0.1)	0.1	—
EBITDA from discontinued operations	—	—	—	(14.7)	—	(14.7)
Operating income	$81.7	$106.0	187.7	$90.3	$102.3	192.6
Investment income and others, net			1.9			—
Interest expense			(28.4)			(32.0)
Income from continuing operations before income taxes			$161.2			$160.6

Operating segment revenues by type of service is provided below:

	For the Three Months Ended March 31,
	2017	2016
Decision Analytics:
Insurance	$178.6	$171.5
Energy and specialized markets	106.3	112.9
Financial services	28.3	28.5
Total Decision Analytics	313.2	312.9
Risk Assessment:
Industry-standard insurance programs	145.6	137.4
Property-specific rating and underwriting information	43.8	42.4
Total Risk Assessment	189.4	179.8
Total revenues	$502.6	$492.7

Long-lived assets by country are provided below:

	March 31, 2017	December 31, 2016
Long-lived assets:
United States of America	$1,746.2	$1,754.0
United Kingdom	2,179.8	2,102.5
Other countries	308.9	273.8
Total long-lived assets	$4,234.9	$4,130.3
13. Related Parties:
The Company considers its stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of March 31, 2017 and December 31, 2016, the Company had no material transactions with related parties owning more than 5.0% of its common stock, except for transactions with the KSOP as disclosed in Note 16 Compensation Plans of the Company's consolidated financial statements included in the 2016 Form 10-K filing.
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
Intellicorp Records, Inc. Litigation
On September 9, 2015, the Company was served with a nationwide putative class action complaint filed in the Court of Common Pleas, Cuyahoga County in Ohio naming the Company’s subsidiary Intellicorp Records, Inc. (“Intellicorp”) titled Sherri Legrand v. Intellicorp Records, Inc. and The Cato Corporation et al. Defendants removed the case to the United States District Court for the Northern District of Ohio on October 8, 2015. Plaintiffs filed their First Amended Class Action Complaint on November 5, 2015 (“Amended Complaint”), which like the prior complaint claims violations of the Fair Credit Reporting Act ("FCRA") and alleges two putative class claims against Intellicorp, namely (i) a section 1681k(a) claim on behalf of all individuals  who were the subjects of  consumer reports furnished  by Intellicorp, which contained  public record  information in the “Government Sanctions” section of the report on or after September 4, 2013 and continuing through the date the class list is prepared, and (ii) a section 1681e(b) claim  on behalf of all individuals  who were the subjects of  consumer reports furnished  by Intellicorp, which contained  public record  information in the “Government Sanctions” section of the report where the address or social security number of the subject of the report do not match the social security number or address contained in the government database on or after September 4, 2013 and continuing through the date the class list is prepared. Count I of the Amended Complaint alleges that defendant Cato violated the FCRA by procuring  consumer reports on the plaintiff and other class members without making the stand-alone disclosure required by FCRA section 1681b(b)(2)(A)(i). Counts II and III allege that Intellicorp violated the FCRA section 1681e (b) by failing to follow reasonable procedures to assure maximum accuracy of the adverse information included in its consumer reports and FCRA section 1681k (a) by failing to maintain strict procedures to assure that the public record information reported, which was likely to have an adverse effect on the consumer was complete and up to date, respectively. The Amended Complaint alleges that defendants acted willfully and seeks statutory damages for the classes in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, equitable relief, costs and attorney’s fees.
On April 24, 2017, the parties agreed to resolve the litigation in a Settlement Agreement and Release and plaintiffs filed their Motion for Preliminary Approval of the settlement on the same day. The settlement provides for a non-material cash payment by the Company, as well as certain non-monetary relief. The District Court granted the Motion for Preliminary Approval on April 25, 2017.
Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleges that the Company’s Roof InSight, Property InSight and Aerial Sketch products infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 436, 840, 152, 880, 770, 732 and 454 (collectively the “Patents-in-Suit”). On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 376 and 737 to the Patents in Suit. The First Amended Complaint seeks an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, by way of inducement the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Interthinx, Inc. Litigation
On April 20, 2015, the Company was served with a putative class action titled John Weber v. Interthinx, Inc. and Verisk Analytics, Inc. The plaintiff, a former employee of the Company’s former subsidiary Interthinx, Inc. in Missouri, filed the class action complaint in the United States District Court for the Eastern District of Missouri on behalf of all review appraisers and individuals holding comparable positions with different titles who were employed by Interthinx for the last three years nationwide and who were not paid overtime wages. The class complaint claims that the review appraiser employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. It pleads a Collective Action under section 216(b) of the Fair Labor Standards Act for unpaid overtime and seeks overtime wages, liquidated damages, declaratory relief, interest, costs and attorneys’ fees. On March 11, 2014, the Company sold 100 percent of the stock of Interthinx, Inc. The parties agreed to resolve this matter with the Company’s contribution of a non-material amount in the Class Action Settlement Agreement executed on November 8, 2016. For settlement purposes only, this matter was consolidated with a related action pending in the Los Angeles Superior Court in which the Company is not a party, titled Sager v. Interthinx. On February 21, 2017, the Los Angeles Superior Court approved the settlement at the preliminary approval hearing and the final approval hearing is scheduled for June 15, 2017.
Insurance Services Office, Inc. Litigation
ACORD Matter
On August 1, 2014 the Company was served with an Amended Complaint filed in the United States District Court for the District of Colorado titled Snyder, et. al. v. ACORD Corp., et al. The action is brought by nineteen individual plaintiffs, on their own behalf and on behalf of a putative class, against more than 120 defendants, including the Company and ISO. Except for the Company, ISO and the defendant Acord Corporation, which provides standard forms to assist in insurance transactions, most of the other defendants are property and casualty insurance companies that plaintiffs claim conspired to underpay property damage claims. Plaintiffs claim that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law. On September 8, 2014, the Court entered an Order striking the Amended Complaint and granting leave to the plaintiffs to file a new complaint. On October 13, 2014, plaintiffs filed their Second Amended Complaint, which was re-filed by plaintiffs to correct errors as the Third Amended Complaint. The Third Amended Complaint similarly alleges that the defendants conspired to underpay property damage claims, but does not specifically allege what role the Company or ISO played in the alleged conspiracy. It claims that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law, and seeks all available relief including injunctive, statutory, actual and punitive damages as well as attorneys’ fees. On January 15, 2016, the Court granted defendants’ motions to dismiss all claims asserted in the Third Amended Complaint. Plaintiffs filed a motion for reconsideration of this dismissal on February 16, 2016. The Court granted defendants’ motion to strike the motion for reconsideration on March 2, 2016 and gave plaintiffs leave to file another motion for reconsideration in accordance with the rules which plaintiffs filed on March 11, 2016 and, which was denied by the Court on April 25, 2016. On April 1, 2016, plaintiffs also filed a Notice of Appeal of the Court’s January 15, 2016 Order, which dismissed all claims in the Third Amended Complaint. Plaintiffs also filed an appeal of the Court’s denial of the motion for reconsideration, which the Court of Appeals for the 10th Circuit consolidated with the appeal of the Court’s January 15, 2016 dismissal. Appellants filed their brief in support of the consolidated appeal on July 21, 2016 and Appellees filed their brief in response on September 21, 2016. On April 6, 2017, the Court of Appeals for the 10th Circuit affirmed the Court’s dismissal of the Third Amended Complaint. The time period for which Plaintiffs could move for a motion for reconsideration of the 10th Circuit’s affirmance or Petition the Supreme Court for a writ of certiorari has not expired.
At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Halloran Matter
On February 19, 2016, the Company was served with a notice of a summons and complaint filed on January 29, 2016 against ISO and more than 100 insurers.in the U.S. District Court for the District of Connecticut titled Halloran et al. v. Harleysville Preferred Insurance Co. et al. As alleged in the First Amended Complaint, the putative class action is brought by four policyholders on behalf of a class of similarly situated policyholders in eastern Connecticut who allege that their homeowner’s insurance carriers have wrongfully denied or will deny their claims for damage to their homes caused by defective concrete. The lawsuit alleges a breach of contract claim against certain insurers and seeks declaratory relief as to more than 100 other insurers. It also alleges that ISO as the drafter of the standardized policy language at issue violated the Connecticut Unfair Trade Practices ("CUTPA") and the Connecticut Unfair Insurance Practices Act ("CUIPA"). The plaintiffs ask that the Court certify a class of persons similarly situated and seek relief in the form of the cost for the replacement of their concrete foundations, and a declaratory judgment that all of the defendant insurance carriers are obligated to provide coverage for claims resulting from the defective concrete as well as, attorneys’ fees, costs and interest.

On March 17, 2016 plaintiffs filed a First Amended Complaint that named additional insurers as defendants.  On May 6, 2016, plaintiffs filed a motion to amend the First Amended Complaint, indicating an intention to remove ISO and certain insurers as defendants and to add other insurers as defendants.   While that motion was pending, plaintiffs sought leave to make further amendments to the complaint.  On April 6, 2017, the Court granted plaintiffs leave to file a Substituted Third Amended Complaint, which does not name ISO as a defendant.  That complaint was filed on April 7, 2017.  Accordingly, ISO is no longer a defendant in this case.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K, or 2016 10-K, dated and filed with the Securities and Exchange Commission on February 21, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward Looking Statements” in our 2016 10-K.

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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 37.7% and 36.5% of our revenues for the three months ended March 31, 2017 and 2016, respectively. Our Decision Analytics segment provides solutions to our customers within three vertical market-related groupings of insurance, energy and specialized markets, and financial services. Our Decision Analytics segment revenues represented approximately 62.3% and 63.5% of our revenues for the three months ended March 31, 2017 and 2016, respectively.

Discontinued Operations

On June 1, 2016, we sold 100 percent of the stock of the healthcare business, or Verisk Health, in exchange for a purchase price that consisted of $714.6 million of cash consideration after a working capital adjustment of $5.4 million, a subordinated promissory note with a face value of $100.0 million and an eight year maturity, or the Note, and other contingent consideration. Results of operations for the healthcare business are reported as a discontinued operation for the three months ended March 31, 2016 . See Note 5 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.
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
EBITDA growth. We use EBITDA growth as a proxy for the cash generated by the business as an indicator of segment performance. EBITDA growth serves as a measure of our ability to balance the size of revenue growth with cost management and investing for future growth.
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
Approximately 92.4% and 90.8% of the revenues in our Risk Assessment segment for the three months ended March 31, 2017 and 2016, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 77.1% and 76.9% of the revenues in our Decision Analytics segment, for the three months ended March 31, 2017 and 2016, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, energy and specialized markets, and financial services verticals.
Certain of our solutions are also paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, or workers' compensation claim with information in our databases. We also provide advisory services, which help our customers get more value out of our analytics and their subscriptions. For the three months ended March 31, 2017, and 2016, approximately 17.1% and 18.0%, respectively, of our revenues were derived from providing transactional recurring and non-recurring solutions. We earn these revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 47.7% and 46.5% of our total expenses for the three months ended March 31, 2017 and 2016, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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

Condensed Consolidated Results of Operations

	Three Months Ended March 31,		Percentage Change
	2017	2016

	(In millions, except for share and per share data)
Statement of income data:
Revenues:
Decision Analytics revenues	$313.2	$312.9	0.1%
Risk Assessment revenues	189.4	179.8	5.4%
Revenues	502.6	492.7	2.0%
Expenses:
Cost of revenues (exclusive of items shown separately below)	182.9	173.3	5.6%
Selling, general and administrative	75.9	71.0	6.8%
Depreciation and amortization of fixed assets	33.8	31.9	6.0%
Amortization of intangible assets	22.3	23.9	(6.6)%
Total expenses	314.9	300.1	4.9%
Operating income	187.7	192.6	(2.6)%
Other income (expense):
Investment income and others, net	1.9	—	N/A
Interest expense	(28.4)	(32.0)	(11.3)%
Total other expense, net	(26.5)	(32.0)	(17.1)%
Income before income taxes	161.2	160.6	0.4%
Provision for income taxes	(52.4)	(50.9)	2.8%
Income from continuing operations	108.8	109.7	(0.8)%
Discontinued operations
Income from discontinued operations	—	1.8	(100.0)%
Provision for income taxes	—	(18.9)	(100.0)%
Income from discontinued operations (2)	—	(17.1)	(100.0)%
Net Income	$108.8	$92.6	17.5%
Basic net income per share:
Income from continuing operations	$0.65	$0.65	—%
Income from discontinued operations	—	(0.10)	(100.0)%
Basic net income per share	$0.65	$0.55	18.2%
Diluted net income per share:
Income from continuing operations	$0.64	$0.64	—%
Income from discontinued operations	—	(0.10)	(100.0)%
Diluted net income per share	$0.64	$0.54	18.5%
Weighted average shares outstanding:
Basic	166,442,991	168,453,750	(1.2)%
Diluted	170,150,862	171,480,884	(0.8)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Decision Analytics EBITDA	$131.3	$153.8	(14.6)%
Risk Assessment EBITDA	114.4	109.3	4.7%
EBITDA	$245.7	$263.1	(6.6)%
The following is a reconciliation of net income to EBITDA:
Net income	$108.8	$92.6	17.5%
Depreciation and amortization of fixed assets and intangible assets from continuing operations	56.1	55.8	0.6%
Interest expense from continuing operations	28.4	32.0	(11.3)%
Provision for income taxes from continuing operations	52.4	50.9	2.8%
Depreciation, amortization, interest and provision for income taxes from discontinued operations	—	31.8	(100.0)%
EBITDA	$245.7	$263.1	(6.6)%

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

(2)
On June 1, 2016, we sold our healthcare business, Verisk Health. Results of operations for the healthcare business are reported as a discontinued operation for the three months ended March 31, 2016. See Note 5 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.

Consolidated Results of Continuing Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenues
Revenues were $502.6 million for the three months ended March 31, 2017 compared to $492.7 million for the three months ended March 31, 2016, an increase of $9.9 million or 2.0%. Excluding revenues of $5.3 million from Greentech Media, Quest Offshore, Analyze Re, Arium, ENI and Fintellix, our recent acquisitions within the Decision Analytics segment, and RII, GeoInformation, MarketStance and Healix, our recent acquisitions within the Risk Assessment segment, all collectively referred to as our recent acquisitions, our consolidated revenue growth increased $4.6 million or 0.9%. Revenues within our Decision Analytics segment, excluding our recent acquisitions named above, decreased by $2.8 million or 0.9% and revenues in our Risk Assessment segment, excluding our recent acquisitions named above, increased by $7.4 million or 4.2%. The decline in Decision Analytics' revenues, excluding recent acquisitions, was primarily driven by market and currency headwinds in our energy and specialized market category, which was partially offset by an increase in our insurance category. Within Risk Assessment, both industry-standard insurance programs and property-specific rating and underwriting information contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $182.9 million for the three months ended March 31, 2017 compared to $173.3 million for the three months ended March 31, 2016, an increase of $9.6 million or 5.6%. Our recent acquisitions accounted for an increase of $3.9 million in cost of revenues, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $5.7 million or 3.3%. The increase was primarily due to increases in salaries and employee benefits of $4.2 million, data costs of $1.3 million and information technology expenses of $0.3 million. These increases were offset by a decrease in other operating costs of $0.1 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $75.9 million for the three months ended March 31, 2017 compared to $71.0 million for the three months ended March 31, 2016, an increase of $4.9 million or 6.8%. Our recent acquisitions accounted for an increase of $2.7 million in SGA. Excluding costs associated with our recent acquisitions, SGA increased $2.2 million or 3.2%. The increase was primarily due to increases in professional consulting costs of $1.4 million, salaries and employee benefits of $0.7 million and other general expenses of $0.5 million. These increases were offset by a decrease in information technology expenses of $0.4 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $33.8 million for the three months ended March 31, 2017 compared to $31.9 million for the three months ended March 31, 2016, an increase of $1.9 million or 6.0%. The increase in depreciation and amortization of fixed assets includes depreciation and amortization primarily related to our capital expenditures.
Amortization of Intangible Assets
Amortization of intangible assets was $22.3 million for the three months ended March 31, 2017 compared to $23.9 million for the three months ended March 31, 2016, a decrease of $1.6 million or 6.6%. The decrease was primarily due to currency fluctuations impacting amortization denominated in currencies other than U.S. dollars offset by amortization related to our recent acquisitions of $1.1 million.
Investment Income and Others, net
Investment income and others, net was a gain of $1.9 million for the three months ended March 31, 2017 as compared to $0.0 for the three months ended March 31, 2016. The increase was primarily due to interest income of $2.8 million generated from the subordinated promissory note related to the divestiture of our healthcare business in 2016. The increase was partially offset by net loss on foreign currencies of $0.9 million.
Interest Expense
Interest expense was $28.4 million for the three months ended March 31, 2017, compared to $32.0 million for the three months ended March 31, 2016, a decrease of $3.6 million or 11.3%. The decrease is primarily due to repayments on the Credit Facility funded by the net proceeds from the divestiture of our healthcare business in 2016 and cash from operations.
Provision for Income Taxes
The provision for income taxes was $52.4 million for the three months ended March 31, 2017 compared to $50.9 million for the three months ended March 31, 2016, an increase of $1.5 million or 2.8%. The effective tax rate was 32.5% for the three months ended March 31, 2017 compared to 31.7% for the three months ended March 31, 2016. The effective rate for the three months ended March 31, 2017 was higher than the March 31, 2016 effective tax rate primarily due to reduced tax benefits in the current period resulting from legislation enacted in the U.K., partially offset by the tax rate benefit of adopting ASU No. 2016-09.
Net Income Margin
The net income margin for our consolidated results, including discontinued operations, was 21.7% for the three months ended March 31, 2017 compared to 16.5% for the three months ended March 31, 2016. The discontinued operations lowered our net income margin by 3.0%, for the three months ended March 31, 2016.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 48.9% for the three months ended March 31, 2017 as compared to 46.8% for the three months ended March 31,2016. The discontinued operations lowered our EBITDA margin by 3.6% for the three months ended March 31, 2016.

Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $313.2 million for the three months ended March 31, 2017 compared to $312.9 million for the three months ended March 31, 2016, an increase of $0.3 million or 0.1%. Excluding revenue of $3.1 million from our recent acquisitions, Decision Analytics revenue decreased by $2.8 million or 0.9%.
Our revenue by category for the periods presented is set forth below:

	For the Three Months Ended March 31,		Percentage
	2017	2016	Change

	(In millions)
Insurance	$178.6	$171.5	4.1%
Energy and specialized markets	106.3	112.9	(5.9)%
Financial services	28.3	28.5	(0.5)%
Total Decision Analytics	$313.2	$312.9	0.1%
Our insurance revenue increased $7.1 million or 4.1%; excluding revenues from recent acquisitions of $0.3 million, our insurance revenue increased $6.8 million or 3.9%, primarily due to increases within our underwriting, claims analytics, and catastrophe modeling solutions.
Our energy and specialized markets revenue decreased $6.6 million or 5.9%; excluding revenues from recent acquisitions of $2.8 million, our energy and specialized markets revenue decreased $9.4 million or 8.4%, primarily as a result of continuing end-market and currency headwinds affecting the energy business and lower revenue in environmental health and safety solutions.
Our financial services revenue decreased $0.2 million or 0.5%, due to several contract completions in 2016 offset by growth in media effectiveness and in core banking solutions.
Cost of Revenues
Cost of revenues for our Decision Analytics segment was $128.0 million for the three months ended March 31, 2017 compared to $121.6 million for the three months ended March 31, 2016, an increase of $6.4 million or 5.3%. Our recent acquisitions within the Decision Analytics segment, represented an increase of $2.5 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $3.9 million or 3.2%. The increase was primarily due to increases in salaries and employee benefits of $3.2 million and data costs of $0.9 million. These increases were offset by a decrease in other operating costs of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $56.1 million for the three months ended March 31, 2017 compared to $52.3 million for the three months ended March 31, 2016, an increase of $3.8 million or 7.1%. Our recent acquisitions within the Decision Analytics segment accounted for an increase of $1.8 million in SGA. Excluding costs associated with our recent acquisitions, SGA increased $2.0 million or 3.8%. The increase was primarily due to increases in professional consulting fees of $1.0 million, salaries and employee benefits of $0.9 million and other general expenses of $0.3 million. These increases were offset by a decrease in information technology expenses of $0.2 million.
     EBITDA Margin
The EBITDA margin for our Decision Analytics segment, including discontinued operations, was 41.9% for the three months ended March 31, 2017 compared to 40.2% for the three months ended March 31, 2016. The discontinued operations lowered our EBITDA margin by 4.2% for the three months ended March 31, 2016.

Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $189.4 million for the three months ended March 31, 2017 compared to $179.8 million for the three months ended March 31, 2016, an increase of $9.6 million or 5.4%. Excluding revenue of $2.2 million from our recent acquisitions, Risk Assessment revenue increased $7.4 million or 4.2% for the three months ended March 31, 2017. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs' solutions as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage
	2017	2016	Change

	(In millions)
Industry-standard insurance programs	$145.6	$137.4	5.9%
Property-specific rating and underwriting information	43.8	42.4	3.5%
Total Risk Assessment	$189.4	$179.8	5.4%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $54.9 million for the three months ended March 31, 2017 compared to $51.7 million for the three months ended March 31, 2016, an increase of $3.2 million or 6.1%. Our recent acquisitions within the Risk Assessment segment represented an increase of $1.4 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $1.8 million or 3.5%. The increase was primarily due to increases in salaries and employee benefits costs of $1.0 million, data costs of $0.4 million, information technology expenses of $0.3 million, and other operating costs of $0.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $19.8 million for the three months ended March 31, 2017 compared to $18.7 million for the three months ended March 31, 2016, an increase of $1.1 million or 5.9%. Our recent acquisitions within the Risk Assessments segment accounted for an increase of $0.9 million in SGA. Excluding costs associated with our recent acquisitions, SGA increased $0.2 million or 1.2%. The increase was primarily due to an increase in professional consulting costs of $0.4 million, which was offset by a decrease in salaries and employee benefits of $0.2 million.
EBITDA Margin
EBITDA margin for our Risk Assessment segment was 60.4% for the three months ended March 31, 2017 compared to 60.8% for the three months ended March 31, 2016.
Liquidity and Capital Resources
As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents and available-for-sale securities of $158.6 million and $138.5 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or upon commencement of the annual or multi-year subscription period in annual amounts. Most of our subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $1,500.0 million Syndicated Revolving Credit Facility, or the Credit Facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of consolidated revenues for the three months ended March 31, 2017 and 2016, were 6.2% and 5.5%, respectively. The capital expenditures for the year ending December 31, 2017 are expected to be approximately $160.0 million, which primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2017 and 2016, we repurchased $99.3 million and $116.4 million of our common stock, respectively.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations and the discounts and debt issuance costs on our senior notes, of $2,300.0 million and $2,400.0 million at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, we were in compliance with our financial debt covenants.
As of March 31, 2017, we had a borrowing capacity of $1,500.0 million of which $1,496.6 million, net of outstanding letters of credit, was available for borrowings under the Credit Facility with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, and the share repurchase program.
The Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.5 to 1.0. We were in compliance with all financial debt covenants under the Credit Facility as of March 31, 2017. During the three months ended March 31, 2017, we repaid $100.0 million of outstanding debt under the Credit Facility and did not have any new borrowings during the period. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and will range from 12.5 to 25.0 basis points based upon the consolidated funded debt leverage ratio. As of March 31, 2017 and December 31, 2016, we had outstanding borrowings under the Credit Facility of $0.0 and $100.0 million, respectively.
Cash Flow
The following table summarizes our cash flow data for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Percentage Change
	2017	2016

	(In millions)
Net cash provided by operating activities	$317.9	$303.9	4.6%
Net cash used in investing activities	$(107.4)	$(31.3)	243.1%
Net cash used in financing activities	$(192.3)	$(277.8)	(30.8)%

Operating Activities
Net cash provided by operating activities was $317.9 million for the three months ended March 31, 2017 compared to $303.9 million for the three months ended March 31, 2016. The increase in net cash provided by operating activities was primarily related to an increase in cash receipts from customers driven by a decrease in days sales outstanding during the three months ended March 31, 2017.
Investing Activities
Net cash used in investing activities was $107.4 million for the three months ended March 31, 2017 and $31.3 million for the three months ended March 31, 2016. The increase in net cash used in investing activities is primarily related to current year acquisitions of $66.5 million and escrow funding associated with these acquisitions of $9.8 million for the three months ended March 31, 2017.
Financing Activities
Net cash used in financing activities was $192.3 million for the three months ended March 31, 2017 and $277.8 million for the three months ended March 31, 2016, respectively. The decrease in net cash used in financing activities is primarily related to net debt repayments of our Credit Facility of $100.0 million as well as repurchases of common stock of $99.3 million for the three months ended March 31, 2017 as compared to net debt repayments of our Credit Facility of $165.0 million and repurchases of common stock of $116.4 million for the three months ended March 31, 2016.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 21, 2017.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, income taxes and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 21, 2017. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at March 31, 2017 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 21, 2017.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 14 to our condensed consolidated financial statements for the three months ended March 31, 2017 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 21, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program of up to $2.8 billion. As of March 31, 2017, we had $532.0 million available to repurchase shares. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $2.3 billion. Our share repurchases for the quarter ended March 31, 2017 are set forth below:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
				(in millions)
January 1, 2017 through January 31, 2017	567,837	$81.78	567,837	$589.6
February 1, 2017 through February 28, 2017	159,998	$82.39	159,998	$576.4
March 1, 2017 through March 31, 2017	552,485	$80.36	552,485	$532.0
	1,280,320		1,280,320

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: May 2, 2017	By:	/s/ Eva F. Huston
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