Form 10-Q
period 2017-06-30
Verisk Analytics, Inc.
filed 2017-08-01
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 28, 2017, there were 164,555,818 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2017 and December 31, 2016

	2017	2016

	(In millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$140.7	$135.1
Available-for-sale securities	3.6	3.4
Accounts receivable, net of allowance for doubtful accounts of $4.3 and $3.4, respectively	266.4	263.9
Prepaid expenses	39.2	28.9
Income taxes receivable	52.1	49.3
Other current assets	20.8	20.3
Total current assets	522.8	500.9
Noncurrent assets:
Fixed assets, net	403.5	380.3
Intangible assets, net	1,052.0	1,010.8
Goodwill	2,733.8	2,578.1
Deferred income tax assets	16.4	15.6
Other assets	170.2	145.5
Total assets	$4,898.7	$4,631.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$161.4	$184.0
Short-term debt and current portion of long-term debt	126.8	106.8
Deferred revenues	449.0	330.8
Total current liabilities	737.2	621.6
Noncurrent liabilities:
Long-term debt	2,276.6	2,280.2
Deferred income taxes, net	337.5	322.2
Other liabilities	81.5	74.8
Total liabilities	3,432.8	3,298.8
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued and 164,521,185 and 166,915,772 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,153.8	2,121.6
Treasury stock, at cost, 379,481,853 and 377,087,266 shares, respectively	(3,144.3)	(2,891.4)
Retained earnings	2,982.7	2,752.9
Accumulated other comprehensive losses	(526.4)	(650.8)
Total stockholders’ equity	1,465.9	1,332.4
Total liabilities and stockholders’ equity	$4,898.7	$4,631.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(In millions, except for share and per share data)
Revenues	$523.2	$498.3	$1,025.8	$991.0
Expenses:
Cost of revenues (exclusive of items shown separately below)	193.7	178.4	376.6	351.7
Selling, general and administrative	78.8	75.6	154.7	146.6
Depreciation and amortization of fixed assets	31.8	29.3	65.6	61.2
Amortization of intangible assets	23.9	23.8	46.2	47.7
Total expenses	328.2	307.1	643.1	607.2
Operating income	195.0	191.2	382.7	383.8
Other income (expense):
Investment income and others, net	3.4	0.9	5.3	0.9
Interest expense	(28.5)	(31.5)	(56.9)	(63.5)
Total other expense, net	(25.1)	(30.6)	(51.6)	(62.6)
Income from continuing operations before income taxes	169.9	160.6	331.1	321.2
Provision for income taxes	(48.9)	(53.8)	(101.3)	(104.7)
Income from continuing operations	121.0	106.8	229.8	216.5
Discontinued operations:
Income from discontinued operations	—	254.7	—	256.5
Provision for income taxes from discontinued operations	—	(99.7)	—	(118.6)
Income from discontinued operations	—	155.0	—	137.9
Net income	$121.0	$261.8	$229.8	$354.4
Basic net income per share:
Income from continuing operations	$0.73	$0.64	$1.39	$1.29
Income from discontinued operations	—	0.92	—	0.81
Basic net income per share	$0.73	$1.56	$1.39	$2.10
Diluted net income per share:
Income from continuing operations	$0.72	$0.62	$1.36	$1.26
Income from discontinued operations	—	0.91	—	0.81
Diluted net income per share	$0.72	$1.53	$1.36	$2.07
Weighted average shares outstanding:
Basic	164,922,237	168,296,318	165,682,614	168,375,034
Diluted	168,314,296	171,218,782	169,232,579	171,349,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(In millions)
Net income	$121.0	$261.8	$229.8	$354.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	89.6	(141.2)	122.7	(216.5)
Unrealized holding gain on available-for-sale securities	0.1	0.1	0.2	0.2
Pension and postretirement liability adjustment	0.8	0.7	1.5	1.2
Total other comprehensive income (loss)	90.5	(140.4)	124.4	(215.1)
Comprehensive income	$211.5	$121.4	$354.2	$139.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Year Ended December 31, 2016 and The Six Months Ended June 30, 2017

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

	(In millions, except for share data)
Balance, January 1, 2016	544,003,038	$0.1	$2,023.4	$(2,571.2)	$2,161.7	$(242.0)	$1,372.0
Net income	—	—	—	—	591.2	—	591.2
Other comprehensive loss	—	—	—	—	—	(408.8)	(408.8)
Treasury stock acquired (4,325,548 shares)	—	—	—	(333.3)	—	—	(333.3)
KSOP shares earned (181,198 shares reissued from treasury stock)	—	—	13.2	1.3	—	—	14.5
Stock options exercised, including tax benefit of $22.1 (1,409,803 shares reissued from treasury stock)	—	—	56.2	10.2	—	—	66.4
Restricted stock lapsed, including tax benefit of $1.2 (169,365 shares reissued from treasury stock)	—	—	—	1.2	—	—	1.2
Employee stock purchase plan (29,867 shares reissued from treasury stock)	—	—	2.1	0.2	—	—	2.3
Stock based compensation	—	—	29.9	—	—	—	29.9
Net share settlement from restricted stock awards (38,250 shares withheld for tax settlement)	—	—	(3.1)	—	—	—	(3.1)
Other stock issuances (26,106 shares reissued from treasury stock)	—	—	(0.1)	0.2	—	—	0.1
Balance, December 31, 2016	544,003,038	0.1	2,121.6	(2,891.4)	2,752.9	(650.8)	1,332.4
Net income	—	—	—	—	229.8	—	229.8
Other comprehensive gain	—	—	—	—	—	124.4	124.4
Treasury stock acquired (3,231,860 shares)	—	—	—	(259.6)	—	—	(259.6)
Stock options exercised (670,246 shares reissued from treasury stock)	—	—	19.8	5.4	—	—	25.2
Restricted stock lapse (140,352 shares reissued from treasury stock)	—	—	(1.1)	1.1	—	—	—
Employee stock purchase plan (15,854 shares reissued from treasury stock)	—	—	1.1	0.1	—	—	1.2
Stock based compensation	—	—	15.4	—	—	—	15.4
Net share settlement of restricted stock awards (36,067 shares withheld for tax settlement)	—	—	(2.9)	—	—	—	(2.9)
Other stock issuances (10,821 shares reissued from treasury stock)	—	—	(0.1)	0.1	—	—	—
Balance, June 30, 2017	544,003,038	$0.1	$2,153.8	$(3,144.3)	$2,982.7	$(526.4)	$1,465.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Six Months Ended June 30, 2017 and 2016

	2017	2016

	(In millions)
Cash flows from operating activities:
Net income	$229.8	$354.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	65.6	68.3
Amortization of intangible assets	46.2	53.6
Amortization of debt issuance costs and original issue discount	2.1	2.5
Allowance for doubtful accounts	0.8	1.3
KSOP compensation expense	—	8.2
Stock based compensation	15.4	16.5
Gain on sale of discontinued operations	—	(269.4)
Realized loss on available-for-sale securities, net	—	0.3
Deferred income taxes	(0.1)	6.1
Loss on disposal of fixed assets, net	—	0.8
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	6.3	21.2
Prepaid expenses and other assets	(18.2)	(6.6)
Income taxes	(3.3)	61.7
Accounts payable and accrued liabilities	(16.6)	(26.4)
Deferred revenues	111.0	92.6
Other liabilities	(9.2)	—
Net cash provided by operating activities	429.8	385.1
Cash flows from investing activities:
Acquisitions, net of cash acquired of $4.0 and $1.0, respectively	(109.8)	(6.2)
Proceeds from sale of discontinued operations	—	719.4
Escrow funding associated with acquisition	(12.5)	—
Capital expenditures	(72.5)	(62.2)
Purchases of available-for-sale securities	(0.2)	(0.1)
Proceeds from sales and maturities of available-for-sale securities	0.3	0.3
Other investing activities, net	—	(0.6)
Net cash (used in) provided by investing activities	(194.7)	650.6
Cash flows from financing activities:
Proceeds (repayment) of short-term debt, net	20.0	(870.0)
Payment of debt issuance costs	(0.5)	—
Repurchases of common stock	(266.1)	(116.4)
Proceeds from stock options exercised	22.4	16.3
Net share settlement of restricted stock awards	(2.9)	(2.9)
Other financing activities, net	(5.7)	(3.5)
Net cash used in financing activities	(232.8)	(976.5)
Effect of exchange rate changes	3.3	(1.1)
Increase in cash and cash equivalents	5.6	58.1
Cash and cash equivalents, beginning of period	135.1	138.3
Cash and cash equivalents, end of period	$140.7	$196.4
Supplemental disclosures:
Income taxes paid	$105.7	$149.6
Interest paid	$54.7	$62.9
Noncash investing and financing activities:
Promissory note received for sale of discontinued operations	$—	$82.9
Equity interest received for sale of discontinued operations	$—	$8.4
Deferred tax liability established on date of acquisition	$8.0	$0.3
Capital lease obligations	$0.5	$0.6
Capital expenditures included in accounts payable and accrued liabilities	$2.3	$1.6

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
The condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes for the three and six months ended June 30, 2017 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). The new standard replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB permits companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

The Company established a corporate implementation team which engages with cross-functional representatives from all of its business verticals. The Company utilized a bottom-up approach with the assistance of third party specialists to analyze the impact of the standard on the contract portfolio by reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts. In addition, the Company identified, and is in the process of implementing, appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard.

The Company is in the process of evaluating the impact of adopting the new standard on its condensed consolidated financial statements. An identified impact of adopting ASU 2014-09 relates to the deferral of commissions on revenue contracts, which previously were expensed as incurred but under the new standard will generally be capitalized and amortized over the period of contract performance, and policy changes related to the recognition of revenue to better align the Company's practices with the new standard. The Company is also closely reviewing its licensing revenue stream to determine whether the nature of a promise in granting a license is to provide a right to access the Company’s intellectual property, which is satisfied over time and for which revenue is recognized over time, or to provide a right to use the Company’s intellectual property, which is satisfied at a point in time and for which revenue is recognized at a point in time.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). The objective of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the guidance prospectively for the income statement impact of income taxes and has retrospectively applied the guidance to the condensed consolidated statements of cash flows for the impact of excess tax benefits on January 1, 2017 in accordance with ASU No. 2016-09. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the condensed consolidated statements of cash flows, since such cash flows have historically been presented in financing activities. The treatment of forfeitures has not changed as the Company is electing to continue the current process of estimating the number of forfeitures. Accordingly, excess tax benefits from exercised stock options in 2017 were recorded as income tax benefit in the condensed consolidated statements of operations and presented as an operating activity on the condensed consolidated statements of cash flows for the six months ended June 30, 2017. There was no cumulative-effect adjustment required to retained earnings under the prospective method as of the beginning of the year because all tax benefits had been previously recognized when the tax deductions related to stock compensation were utilized to reduce tax payable. The Company did not record any deferred tax assets or tax liabilities as the result of the adoption of ASU 2016-09.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting ("ASU 2017-09"), that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the guidance within this update, a company will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change:
• The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used)
• The award’s vesting conditions
• The award’s classification as an equity or liability instrument.

ASU No.2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update should be applied prospectively to an award modified on or after the effective date. The Company will evaluate the impact of ASU No. 2017-09 for future award changes subsequent to the effective date.

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
June 30, 2017
Registered investment companies (1)	$3.6
December 31, 2016
Registered investment companies (1)	$3.4
______________________
(1) Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has not elected to carry its subordinated promissory note receivable and long-term debt at fair value. The carrying value of the subordinated promissory note receivable represents amortized cost and has been included in "Other assets" in the accompanying condensed consolidated balance sheets. The carrying value of the long-term debt represents amortized cost less unamortized discount and debt issuance costs. The Company assesses the fair value of these financial instruments based on an estimate of interest rates available to the Company for financial instruments with similar features, the Company’s current credit rating and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of these financial instruments as of June 30, 2017 and December 31, 2016, respectively:

		2017		2016
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instruments not carried at fair value:
Subordinated promissory note receivable	Level 2	$94.2	$89.2	$84.1	$76.8
Long-term debt excluding capitalized leases	Level 2	$2,278.9	$2,454.1	$2,277.3	$2,402.6
4. Acquisitions:
2017 Acquisitions
On January 21, 2017, the Company acquired 100 percent of the stock of Arium Limited ("Arium") for a net cash purchase price of $1.9 million. Arium specializes in liability risk modeling and decision support. Arium has become part of the insurance vertical within the Decision Analytics segment, and enables the Company to provide its customers with additional modeling solutions and analytics for the casualty market. The preliminary purchase price allocation of the acquisition is presented as part of "Others" in the table below.
On February 16, 2017, the Company acquired 100 percent of the stock of Healix International Holdings Limited (“Healix”), a software analytics provider in automated medical risk assessment for the travel insurance industry, for a net cash purchase price of $52.4 million, of which $7.5 million represents indemnity escrows. Healix is within the Company's Risk Assessment segment. The acquisition further expands the Company's offerings for the global insurance industry, providing solutions that are embedded with customer workflows and can help underwrite medical coverage for travelers with greater speed, accuracy, and efficiency. The preliminary purchase price allocation of the acquisition is presented in the table below.
On February 24, 2017, the Company acquired 100 percent of the stock of Emergent Network Intelligence Limited (“ENI”), a developer in insurance claims efficiency and fraud detection solutions based in the United Kingdom ("U.K"), for a net cash purchase price of $6.1 million, of which $0.5 million represents indemnity escrows. With the acquisition of ENI within the Decision Analytics segment, the Company's customers in the U.K. can take advantage of technologically advanced tools that allow them to improve motor vehicle claims workflow and reduce their costs and exposure to fraud. The preliminary purchase price allocation of the acquisition is presented as part of "Others" in the table below.
On March 31, 2017, the Company acquired 100 percent of the stock of Fintellix Solutions Private Limited ("Fintellix"), a Bangalore-based data solutions company specializing in the development of data management platforms and regulatory reporting solutions for financial institutions, for a net cash purchase price of $16.9 million, of which $1.8 million represents indemnity escrows. Fintellix has become part of the financial services vertical within the Decision Analytics segment. The acquisition of Fintellix positions the Company to expand the data hosting and regulatory platforms and better address the increasingly complex needs of its customers. The preliminary purchase price allocation of the acquisition is presented in the table below.
On May 19, 2017, the Company acquired 100 percent of the stock of MAKE Consulting A/S ("MAKE"), a research and advisory business specializing in wind power, for a net cash purchase price of $16.9 million, of which $2.6 million represents indemnity escrows. MAKE has become part of the energy and specialized markets vertical within the Decision Analytics segment. MAKE enhances the Company's offering to existing customers and forms a market analysis and advisory consortium on renewables and the transformation of the global electricity industry. With detailed coverage of power market fundamentals, solar, wind, energy storage, and grid edge technologies, the energy and specialized markets vertical is positioned to bring customers market analysis and insight on the evolution of the energy landscape and provide a comprehensive platform for the future. The preliminary purchase price allocation of the acquisition is presented as part "Others" in the table below.
During the three months ended June 30, 2017, the Company acquired the net assets of Blue Skies Consulting, LLC, ControlCam, LLC, Krawietz Aerial Photography, LLC, Richard Crouse & Associates, Inc., Rocky Mountain Aerial Surveys, Inc., Skyview Aerial Photo, Inc., and Valley Air Photos, LLC (collectively referred to as "Aerial Imagery acquisitions"), a group of similar but related companies, which gives the Company broad geographic coverage of the United States for aerial image capture purposes. The Aerial Imagery acquisitions provide multi-spectral aerial photographic services with expertise in offering digital photogrammetric and remote sensing data for mapping and surveying applications. The purchase consideration consists of an aggregate net cash purchase price of $28.1 million and a holdback of $3.0 million. Within the Company's Decision Analytics segment, the Aerial Imagery acquisitions enable the Company to enhance and maintain its database of images with the required frequency, resolution, and coverage across the U.S. to support the Company's objective as the leading provider of loss quantification data, analytics, and decision-support solutions to the insurance industry, the photogrammetry, surveying and mapping and other related markets. The preliminary purchase price allocation of the acquisition is presented as part of "Others" in the table below.

The preliminary purchase price allocations of the 2017 acquisitions resulted in the following:

	Healix	Fintellix	Others	Total
Cash and cash equivalents	$0.9	$1.1	$2.0	$4.0
Accounts receivable	0.9	2.1	3.0	6.0
Current assets	—	0.9	0.7	1.6
Fixed assets	—	—	12.0	12.0
Intangible assets	21.1	7.1	14.2	42.4
Goodwill	35.2	11.0	31.2	77.4
Other assets	7.5	2.0	3.3	12.8
Total assets acquired	65.6	24.2	66.4	156.2
Current liabilities	1.1	1.3	1.4	3.8
Deferred revenues	0.1	0.8	1.7	2.6
Deferred income taxes, net	3.6	2.3	2.1	8.0
Other liabilities	7.5	1.8	6.2	15.5
Total liabilities assumed	12.3	6.2	11.4	29.9
Net assets acquired	53.3	18.0	55.0	126.3
Cash acquired	(0.9)	(1.1)	(2.0)	(4.0)
Net cash purchase price	$52.4	$16.9	$53.0	$122.3
The preliminary amounts assigned to intangible assets by type for the acquisitions are summarized in the table below:

	Weighted Average Useful Life	Total
Technology-related	7 years	$10.7
Marketing-related	5 years	2.9
Customer-related	10 years	28.8
Total intangible assets		$42.4
The preliminary allocations of the purchase price of the 2016 and 2017 acquisitions less than a year are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on the condensed consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to operating leases, income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon the Company's valuation model and historical experiences with entities with similar business characteristics.
For the three and six months ended June 30, 2017, the Company incurred transaction costs related to these acquisitions of $1.4 million and $2.7 million, respectively, included within "Selling, general and administrative" expenses in the accompanying condensed consolidated statements of operations. There were no transaction costs incurred for the three and six months ended June 30, 2016. The goodwill associated with the stock purchases of Arium, Healix, ENI, Fintellix, and MAKE is not deductible for tax purposes.

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At June 30, 2017 and December 31, 2016, the current portion of the escrows amounted to $8.6 million and $4.1 million, and the noncurrent portion of the escrows amounted to $11.0 million and $6.3 million, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and "Other assets" in the accompanying condensed consolidated balance sheets, respectively.

5. Discontinued Operations:

On June 1, 2016, the Company sold 100 percent of the stock of its healthcare business, Verisk Health ("Verisk Health"), in exchange for a purchase price that consisted of $714.6 million of cash consideration after a working capital adjustment of $5.4 million, a subordinated promissory note with a face value of $100.0 million and an eight year maturity (the "Note"), and other contingent consideration (collectively, the "Sale"). Results of operations for the healthcare business are reported as a discontinued operation for the three and six months ended June 30, 2016.

The Note has a stated interest rate of 9.0% per annum, increasing to 11.0% per annum at the earlier of specified refinancings or acquisitions, or the fourth anniversary of the closing of the Sale. Interest shall accrue from the closing date and on each anniversary of the Sale until the Note is paid in full on the unpaid principal amount of the Note outstanding at the interest rate in effect (computed on the basis of a 360-day year of twelve 30-day months). On each anniversary of the Sale, accrued interest shall be paid in kind by adding the amount of such accrued interest to the outstanding principal amount of the Note. The issuer of the Note may, at its option at any time prior to the maturity date, prepay any, or all, of the principal amount of the Note, plus accrued but unpaid interest as of the elected prepayment date, without any premium or penalty. There is a mandatory prepayment of the Note as a result of (i) the proceeds of a specified dividend recapitalization received by the issuer, (ii) the consummation of a change of control of the issuer, or (iii) the sale, transfer or other disposition by the parent of the issuer of more than 10.0% of the capital stock of the issuer. As of June 30, 2017, the Company had a receivable of $94.2 million outstanding under the Note. The carrying value of the Note represents amortized cost. The fair value of the Note is based on management estimates with the assistance of valuations performed by third party specialists, discounted cash flow analysis based on current market conditions and assumptions that the Note would be paid in full at maturity, including accrued interest, with no prepayment election. Refer to Note 3 Fair Value Measurements for further discussion.

The Company also received a 10.0% non-participating interest in the issuer's stock, the exercise value of which will be contingent on the parent of the issuer realizing a specified rate of return on its investment. As of June 30, 2017, the Company had an equity investment of $8.4 million related to such interest accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"). The value of the equity investment has been included in “Other assets” in the accompanying condensed consolidated balance sheets.

The following table summarizes the results from the discontinued operation for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues from discontinued operations	$—	$43.2	$—	$112.3
Expenses:
Cost of revenues (exclusive of items shown separately below)	—	31.4	—	75.9
Selling, general and administrative	—	26.4	—	36.6
Depreciation and amortization of fixed assets	—	0.1	—	7.0
Amortization of intangible assets	—	—	—	5.9
Total expenses	—	57.9	—	125.4
Operating loss	—	(14.7)	—	(13.1)
Other income:
Gain on sale	—	269.3	—	269.3
Investment income and others, net	—	0.1	—	0.3
Total other income	—	269.4	—	269.6
Income from discontinued operations before income taxes	—	254.7	—	256.5
Provision for income taxes (included tax on gain of $118.0)	—	(99.7)	—	(118.6)
Income from discontinued operations, net of tax	$—	$155.0	$—	$137.9

Net cash provided by operating activities and net cash used in investing activities from the discontinued operation for the six months ended June 30 are presented below:

	2017	2016
Net cash provided by operating activities	$—	$21.4
Net cash used in investing activities	$—	$(10.6)

The Company also entered into a transitional service agreement ("TSA") with the buyer of Verisk Health. Under the TSA, the Company provided various services for terms generally up to 12 months from the acquisition date and received a level of cost reimbursement from the buyer.
6. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2016 through June 30, 2017, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2016 (1)	$71.3	$2,506.8	$2,578.1
Current year acquisitions	35.2	42.2	77.4
Purchase accounting reclassification	(1.6)	0.4	(1.2)
Foreign currency translation	1.8	77.7	79.5
Goodwill at June 30, 2017 (1)	$106.7	$2,627.1	$2,733.8
______________________

(1)	These balances are net of accumulated impairment charges of $3.2 million that occurred prior to December 31, 2016.
Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2017, and concluded that there was no impairment of goodwill.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
June 30, 2017
Technology-based	7 years	$327.6	$(208.5)	$119.1
Marketing-related	17 years	238.7	(54.6)	184.1
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	526.6	(149.3)	377.3
Database-related	20 years	416.0	(44.5)	371.5
Total intangible assets		$1,513.9	$(461.9)	$1,052.0
December 31, 2016
Technology-based	7 years	$310.9	$(196.6)	$114.3
Marketing-related	17 years	227.5	(47.5)	180.0
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	483.1	(128.5)	354.6
Database-related	20 years	393.9	(32.0)	361.9
Total intangible assets		$1,420.4	$(409.6)	$1,010.8

Amortization expense related to intangible assets for the three months ended June 30, 2017 and 2016 was $23.9 million and $23.8 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2017 and 2016 was $46.2 million and $47.7 million, respectively. Estimated amortization expense for the remainder of 2017 and the years through 2022 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2017	$48.6
2018	96.9
2019	95.6
2020	93.7
2021	83.3
2022 and thereafter	633.9
$1,052.0
7. Income Taxes:
The Company’s effective tax rate for the three and six months ended June 30, 2017 was 28.80% and 30.59%, respectively, compared to the effective tax rate for the three and six months ended June 30, 2016 of 33.49% and 32.59%. The effective tax rate for the three and six months ended June 30, 2017 is lower than the June 30, 2016 effective tax rate primarily due to the tax rate benefit of adopting ASU No. 2016-09. The difference between statutory tax rates and the Company’s effective tax rate is primarily attributable to income earned in foreign jurisdictions with tax rates lower than the U.S. rate, offset by additional state and local income taxes.

8. Debt:
The following table presents short-term and long-term debt by issuance as of June 30, 2017 and December 31, 2016:

	Issuance Date	Maturity Date	2017	2016
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$120.0	$100.0
Capital lease obligations	Various	Various	6.8	6.8
Short-term debt and current portion of long-term debt			126.8	106.8
Long-term debt:
Senior notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $9.8 and $10.4, respectively	5/15/2015	6/15/2025	890.2	889.6
5.500% senior notes, less unamortized discount and debt issuance costs of $5.0 and $5.0, respectively	5/15/2015	6/15/2045	345.0	345.0
4.125% senior notes, less unamortized discount and debt issuance costs of $3.2 and $3.5, respectively	9/12/2012	9/12/2022	346.8	346.5
4.875% senior notes, less unamortized discount and debt issuance costs of $1.0 and $1.4, respectively	12/8/2011	1/15/2019	249.0	248.6
5.800% senior notes, less unamortized discount and debt issuance costs of $2.1 and $2.4, respectively	4/6/2011	5/1/2021	447.9	447.6
Capital lease obligations	Various	Various	1.9	7.1
Syndicated revolving credit facility debt issuance costs	Various	Various	(4.2)	(4.2)
Long-term debt			2,276.6	2,280.2
Total debt			$2,403.4	$2,387.0
As of June 30, 2017 and December 31, 2016, the Company had senior notes with an aggregate principal amount of $2,300.0 million outstanding and was in compliance with their financial debt covenants.
As of June 30, 2017, the Company had a borrowing capacity of $1,500.0 million under the committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility") with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the "Repurchase Program"). The Company was in compliance with all financial debt covenants under the Credit Facility as of June 30, 2017. As of June 30, 2017 and December 31, 2016, the Company had outstanding borrowings under the Credit Facility of $120.0 million and $100.0 million, respectively. On May 18, 2017, the Company entered into the third amendment to the Credit Facility, which, among other things, extended the maturity date one year to May 15, 2022.
9. Stockholders’ Equity:
The Company has 2,000,000,000 shares of authorized common stock. The common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all thirteen members of the Board.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of June 30, 2017.

Share Repurchase Program

Since the introduction of the Repurchase Program as a feature of the Company's capital management strategies in 2010, the Company has authorized repurchases of up to $2,800.0 million of its common stock and has repurchased shares with an aggregate value of $2,423.6 million. The Company repurchased 3,231,860 shares of common stock with an aggregate value of $259.6 million during the six months ended June 30, 2017. As of June 30, 2017, the Company had $376.4 million available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the KSOP, the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.

Treasury Stock

As of June 30, 2017, the Company’s treasury stock consisted of 379,481,853 shares of common stock. During the six months ended June 30, 2017, the Company reissued 837,273 shares of common stock from the treasury shares at a weighted average price of $8.04 per share.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator used in basic and diluted EPS:
Income from continuing operations	$121.0	$106.8	$229.8	$216.5
Income from discontinued operations (Note 5)	—	155.0	—	137.9
Net income	$121.0	$261.8	$229.8	$354.4
Denominator:
Weighted average number of common shares used in basic EPS	164,922,237	168,296,318	165,682,614	168,375,034
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,392,059	2,922,464	3,549,965	2,974,799
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	168,314,296	171,218,782	169,232,579	171,349,833
The potential shares of common stock that were excluded from diluted EPS were 2,722,518 and 2,757,489 for the three months ended June 30, 2017 and 2016, and 2,002,341 and 2,215,987 for the six months ended June 30, 2017 and 2016, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of June 30, 2017 and December 31, 2016:

	2017	2016
Foreign currency translation adjustment	$(438.7)	$(561.4)
Unrealized holding gains on available-for-sale securities, net of tax	0.5	0.3
Pension and postretirement adjustment, net of tax	(88.2)	(89.7)
Accumulated other comprehensive losses	$(526.4)	$(650.8)

The before tax and after tax amounts of other comprehensive income for the three and six months ended June 30, 2017 and 2016 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended June 30, 2017
Foreign currency translation adjustment	$89.6	$—	$89.6
Unrealized holding gain on available-for-sale securities before reclassifications	0.1	—	0.1
Amount reclassified from accumulated other comprehensive losses (1)	—	—	—
Unrealized holding gain on available-for-sale securities	0.1	—	0.1
Pension and postretirement adjustment before reclassifications	2.7	(1.1)	1.6
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(1.3)	0.5	(0.8)
Pension and postretirement adjustment	1.4	(0.6)	0.8
Total other comprehensive gain	$91.1	$(0.6)	$90.5
For the Three Months Ended June 30, 2016
Foreign currency translation adjustment	$(141.2)	$—	$(141.2)
Unrealized holding loss on available-for-sale securities before reclassifications	(0.3)	0.1	(0.2)
Amount reclassified from accumulated other comprehensive losses (1)	0.5	(0.2)	0.3
Unrealized holding gain on available-for-sale securities	0.2	(0.1)	0.1
Pension and postretirement adjustment before reclassifications	1.8	(0.5)	1.3
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(0.9)	0.3	(0.6)
Pension and postretirement adjustment	0.9	(0.2)	0.7
Total other comprehensive loss	$(140.1)	$(0.3)	$(140.4)

	Before Tax	Tax (Expense) Benefit	After Tax
For the Six Months Ended June 30, 2017
Foreign currency translation adjustment	$122.7	$—	$122.7
Unrealized holding gain on available-for-sale securities before reclassifications	0.3	(0.1)	0.2
Amount reclassified from accumulated other comprehensive losses (1)	—	—	—
Unrealized holding gain on available-for-sale securities	0.3	(0.1)	0.2
Pension and postretirement adjustment before reclassifications	5.0	(2.0)	3.0
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(2.5)	1.0	(1.5)
Pension and postretirement adjustment	2.5	(1.0)	1.5
Total other comprehensive gain	$125.5	$(1.1)	$124.4
For the Six Months Ended June 30, 2016
Foreign currency translation adjustment	$(216.5)	$—	$(216.5)
Unrealized holding gain on available-for-sale securities before reclassifications	—	—	—
Amount reclassified from accumulated other comprehensive losses (1)	0.3	(0.1)	0.2
Unrealized holding gain on available-for-sale securities	0.3	(0.1)	0.2
Pension and postretirement adjustment before reclassifications	3.5	(1.2)	2.3
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(1.8)	0.7	(1.1)
Pension and postretirement adjustment	1.7	(0.5)	1.2
Total other comprehensive loss	$(214.5)	$(0.6)	$(215.1)
_______________

(1)	This accumulated other comprehensive loss component, before tax, is included under “Investment income and others, net” in the accompanying condensed consolidated statements of operations.

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
For the six months ended June 30, 2017, the Company opted to fund the 401(k) matching contributions in cash in lieu of issuance of common stock from treasury shares. For the six months ended June 30, 2017 and 2016, the Company made cash contributions of $9.2 million and common stock contributions of 109,316 shares at a weighted average price per share of $75.14, respectively.
Equity Compensation Plans
All of the Company’s outstanding stock options and restricted stock awards are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of June 30, 2017, there were 6,852,787 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the six months ended June 30, 2017 and 2016 was $22.4 million and $16.3 million, respectively.
The Company granted equity awards to key employees of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. The Company recognizes the expense of the equity awards ratably over the vesting period. A summary of the equity awards granted for the six months ended June 30, 2017 is presented below.

Grant Date	Service Vesting Period	Stock Options	Restricted Stock	Common Stock
January 1 to March 31, 2017	Four-year graded vesting	2,669	525	—
April 1, 2017	Four-year graded vesting	1,300,007	248,489	—
April 1, 2017	Two-year graded vesting	47,030	11,272	—
May 30, 2017	Not applicable	—	—	372
		1,349,706	260,286	372
On July 1, 2017, the Company granted 1,304 shares of common stock, 24,061 nonqualified stock options that were immediately vested, 51,072 nonqualified stock options with a one-year service period that vest ratably over twelve months, and 13,509 deferred stock units to the directors of the Company.
The fair value of the stock options granted for the six months ended June 30, 2017 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2017	2016
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	18.71%	20.29%
Risk-free interest rate	1.82%	1.15%
Expected term in years	4.5	4.5
Dividend yield	—%	—%
Weighted average grant date fair value per stock option	$15.64	$15.33
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
A summary of the stock options outstanding and exercisable as of December 31, 2016 and June 30, 2017 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	8,770,917	$46.67	$302.6
Granted	1,349,706	$81.14
Exercised	(670,246)	$37.66	$30.0
Cancelled or expired	(111,784)	$75.53
Outstanding at June 30, 2017	9,338,593	$51.95	$302.8
Exercisable at June 30, 2017	6,381,164	$40.07	$282.7
Exercisable at December 31, 2016	6,148,349	$35.35	$281.7
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk common stock as of the reporting date. The Company adopted ASU No. 2016-09 prospectively on January 1, 2017 and excess tax benefits from exercised stock options were recorded as income tax benefit in the condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. Prior to the adoption of ASU No. 2016-09, for the six months ended June 30, 2016, the Company recorded excess tax benefits of $11.7 million in "Additional paid-in capital" in the accompanying condensed consolidated balance sheets. Stock based compensation expense for the six months ended June 30, 2017 and 2016 was $15.4 million and $16.5 million, respectively.
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
A summary of the status of the restricted stock awarded under the 2013 Incentive Plan as of December 31, 2016 and June 30, 2017 and changes during the interim period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	537,667	$73.34
Granted	260,286	$81.14
Vested	(186,868)	$70.09
Forfeited	(20,152)	$76.14
Outstanding at June 30, 2017	590,933	$77.73
The Company’s employee stock purchase plan (“ESPP”) offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the six months ended June 30, 2017 and 2016, the Company issued 15,854 and 16,390 shares of common stock at a weighted discounted price of $78.65 and $76.41 for the ESPP, respectively.
As of June 30, 2017, there was $84.1 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.90 years. As of June 30, 2017, there were 2,957,429 and 590,811 nonvested stock options and restricted stock, respectively, of which 2,469,072 and 489,751 are expected to vest. The total grant date fair value of options vested during the six months ended June 30, 2017 and 2016 was $7.7 million and $6.8 million, respectively. The total grant date fair value of restricted stock vested during the six months ended June 30, 2017 and 2016 was $8.3 million and $6.9 million, respectively.
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

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$4.4	$4.7	$0.1	$0.1
Expected return on plan assets	(7.7)	(7.9)	(0.1)	(0.1)
Amortization of prior service credit	—	—	—	(0.1)
Amortization of net actuarial loss	1.2	0.8	0.1	0.2
Net periodic (benefit) cost	$(2.1)	$(2.4)	$0.1	$0.1
Employer contributions, net	$0.3	$0.2	$0.2	$0.1

	For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$8.6	$9.5	$0.2	$0.2
Expected return on plan assets	(15.5)	(15.9)	(0.2)	(0.2)
Amortization of prior service cost	0.1	—	—	(0.1)
Amortization of net actuarial loss	2.2	1.6	0.2	0.3
Net periodic (benefit) cost	$(4.6)	$(4.8)	$0.2	$0.2
Employer contributions, net	$0.5	$0.5	$0.6	$0.1
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
Decision Analytics: The Company develops solutions that its customers use to analyze the key processes in managing risk: ‘prediction of loss’, ‘detection and prevention of fraud’ and ‘quantification of loss’. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, such as hurricanes and earthquakes claims. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sectors. The Company offers services and a suite of solutions to a client base that includes credit and debit card issuers, retail bank and other consumer financial services providers, payment processors, insurance companies and other industry stakeholders. The Company further leverages predictive models and proprietary data to advise customers to make asset investment and portfolio allocation decisions in the global energy market. The Company discloses revenue within this segment based on the industry vertical groupings of insurance, energy and specialized markets, and financial services. On June 1, 2016, the Company sold its healthcare business, Verisk Health, which was part of the Decision Analytics segment. Results of operations for the healthcare business are reported as a discontinued operation for the three and six months ended June 30, 2016. Refer to Note 5 for more information.

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
The two aforementioned operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. In addition, the CODM does not evaluate the financial performance of each segment based on assets. On a geographic basis, revenues from countries outside of the U.S. accounted for 21.5% and 22.3% of the Company's consolidated revenues for the six months ended June 30, 2017 and 2016, respectively. No individual country outside of the U.S. accounted for 5.0% or more of the Company's consolidated revenues for the six months ended June 30, 2017 or 2016.
The following table provides the Company’s revenue and EBITDA by reportable segment for the three and six months ended June 30, 2017 and 2016, and the reconciliation of EBITDA to operating income as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	June 30, 2017			June 30, 2016
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$330.6	$192.6	$523.2	$317.2	$181.1	$498.3
Expenses:
Cost of revenues (exclusive of items shown separately below)	(135.6)	(58.1)	(193.7)	(123.4)	(55.0)	(178.4)
Selling, general and administrative	(57.7)	(21.1)	(78.8)	(54.1)	(21.5)	(75.6)
Investment income and others, net	3.4	—	3.4	0.9	—	0.9
EBITDA from discontinued operations (including the gain on sale)	—	—	—	254.8	—	254.8
EBITDA	140.7	113.4	254.1	395.4	104.6	500.0
Depreciation and amortization of fixed assets	(24.7)	(7.1)	(31.8)	(22.4)	(6.9)	(29.3)
Amortization of intangible assets	(22.8)	(1.1)	(23.9)	(23.6)	(0.2)	(23.8)
Less: Investment income and others, net	(3.4)	—	(3.4)	(0.9)	—	(0.9)
EBITDA from discontinued operations (including the gain on sale)	—	—	—	(254.8)	—	(254.8)
Operating income	$89.8	$105.2	195.0	$93.7	$97.5	191.2
Investment income and others, net			3.4			0.9
Interest expense			(28.5)			(31.5)
Income from continuing operations before income taxes			$169.9			$160.6

	For the Six Months Ended
	June 30, 2017			June 30, 2016
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$643.8	$382.0	$1,025.8	$630.1	$360.9	$991.0
Expenses:
Cost of revenues (exclusive of items shown separately below)	(263.6)	(113.0)	(376.6)	(245.0)	(106.7)	(351.7)
Selling, general and administrative	(113.9)	(40.8)	(154.7)	(106.4)	(40.2)	(146.6)
Investment income and others, net	5.7	(0.4)	5.3	1.0	(0.1)	0.9
EBITDA from discontinued operations (including the gain on sale)	—	—	—	269.4	—	269.4
EBITDA	272.0	227.8	499.8	549.1	213.9	763.0
Depreciation and amortization of fixed assets	(50.4)	(15.2)	(65.6)	(47.3)	(13.9)	(61.2)
Amortization of intangible assets	(44.5)	(1.7)	(46.2)	(47.5)	(0.2)	(47.7)
Less: Investment income and others, net	(5.7)	0.4	(5.3)	(1.0)	0.1	(0.9)
EBITDA from discontinued operations (including the gain on sale)	—	—	—	(269.4)	—	(269.4)
Operating income	$171.4	$211.3	382.7	$183.9	$199.9	383.8
Investment income and others, net			5.3			0.9
Interest expense			(56.9)			(63.5)
Income from continuing operations before income taxes			$331.1			$321.2

Operating segment revenues by type of service is provided below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Decision Analytics:
Insurance	$191.0	$175.5	$369.6	$347.0
Energy and specialized markets	110.3	111.1	216.6	224.0
Financial services	29.3	30.6	57.6	59.1
Total Decision Analytics	330.6	317.2	643.8	630.1
Risk Assessment:
Industry-standard insurance programs	148.1	138.6	293.7	276.0
Property-specific rating and underwriting information	44.5	42.5	88.3	84.9
Total Risk Assessment	192.6	181.1	382.0	360.9
Total revenues	$523.2	$498.3	$1,025.8	$991.0

Long-lived assets by country are provided below:

	June 30, 2017	December 31, 2016
Long-lived assets:
United States of America	$1,792.7	$1,754.0
United Kingdom	2,256.5	2,102.5
Other countries	326.7	273.8
Total long-lived assets	$4,375.9	$4,130.3

13. Related Parties:
The Company considers its stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of June 30, 2017 and December 31, 2016, the Company had no material transactions with related parties owning more than 5.0% of its common stock, except for transactions with the KSOP as disclosed in Note 16 Compensation Plans of the Company's consolidated financial statements included in the 2016 Form 10-K filing.
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
On April 24, 2017, the parties agreed to resolve the litigation in a Settlement Agreement and Release and plaintiffs filed their Motion for Preliminary Approval of the settlement on the same day. The settlement provides for a non-material cash payment by the Company, as well as certain non-monetary relief. The District Court granted the Motion for Preliminary Approval on April 25, 2017 and the final approval hearing is scheduled for August 17, 2017.
Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleges that the Company’s Roof InSight, Property InSight and Aerial Sketch products infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 436, 840, 152, 880, 770, 732 and 454. On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 376 and 737 to the Patents in Suit. The First Amended Complaint seeks an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, by way of inducement the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 17, 2017, the District Court so ordered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to Pictometry Patents Nos. 880 and 732 and certain enumerated claims or assertions pertaining to Eagle View Patents Nos. 436, 840, 152, 770, 454, 376 and 737 (collectively the “Patents in Suit”).

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Interthinx, Inc. Litigation
On April 20, 2015, the Company was served with a putative class action titled John Weber v. Interthinx, Inc. and Verisk Analytics, Inc. The plaintiff, a former employee of the Company’s former subsidiary Interthinx, Inc. in Missouri, filed the class action complaint in the United States District Court for the Eastern District of Missouri on behalf of all review appraisers and individuals holding comparable positions with different titles who were employed by Interthinx for the last three years nationwide and who were not paid overtime wages. The class complaint claims that the review appraiser employees were misclassified as exempt employees and, as a result, were denied certain wages and benefits that would have been received if they were properly classified as non-exempt employees. It pleads a Collective Action under section 216(b) of the Fair Labor Standards Act for unpaid overtime and seeks overtime wages, liquidated damages, declaratory relief, interest, costs and attorneys’ fees. On March 11, 2014, the Company sold 100 percent of the stock of Interthinx, Inc. The parties agreed to resolve this matter with the Company’s contribution of a non-material amount in the Class Action Settlement Agreement executed on November 8, 2016. For settlement purposes only, this matter was consolidated with a related action pending in the Los Angeles Superior Court in which the Company is not a party, titled Sager v. Interthinx. On February 21, 2017, the Los Angeles Superior Court approved the settlement at the preliminary approval hearing and the final approval hearing has been postponed until sometime in late August 2017.
Insurance Services Office, Inc. Litigation
On August 1, 2014 the Company was served with an Amended Complaint filed in the United States District Court for the District of Colorado titled Snyder, et. al. v. ACORD Corp., et al. The action is brought by nineteen individual plaintiffs, on their own behalf and on behalf of a putative class, against more than 120 defendants, including the Company and ISO. Except for the Company, ISO and the defendant Acord Corporation, which provides standard forms to assist in insurance transactions, most of the other defendants are property and casualty insurance companies that plaintiffs claim conspired to underpay property damage claims. Plaintiffs claim that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law. On September 8, 2014, the Court entered an Order striking the Amended Complaint and granting leave to the plaintiffs to file a new complaint. On October 13, 2014, plaintiffs filed their Second Amended Complaint, which was re-filed by plaintiffs to correct errors as the Third Amended Complaint. The Third Amended Complaint similarly alleges that the defendants conspired to underpay property damage claims, but does not specifically allege what role the Company or ISO played in the alleged conspiracy. It claims that the Company and ISO, along with all of the other defendants, violated state and federal antitrust and racketeering laws as well as state common law, and seeks all available relief including injunctive, statutory, actual and punitive damages as well as attorneys’ fees. On January 15, 2016, the Court granted defendants’ motions to dismiss all claims asserted in the Third Amended Complaint. Plaintiffs filed a motion for reconsideration of this dismissal on February 16, 2016. The Court granted defendants’ motion to strike the motion for reconsideration on March 2, 2016 and gave plaintiffs leave to file another motion for reconsideration in accordance with the rules which plaintiffs filed on March 11, 2016 and, which was denied by the Court on April 25, 2016. On April 1, 2016, plaintiffs also filed a Notice of Appeal of the Court’s January 15, 2016 Order, which dismissed all claims in the Third Amended Complaint. Plaintiffs also filed an appeal of the Court’s denial of the motion for reconsideration, which the Court of Appeals for the 10th Circuit consolidated with the appeal of the Court’s January 15, 2016 dismissal. Appellants filed their brief in support of the consolidated appeal on July 21, 2016 and Appellees filed their brief in response on September 21, 2016. On April 6, 2017, the Court of Appeals for the 10th Circuit affirmed the Court’s dismissal of the Third Amended Complaint. Appellants filed a motion for en banc reconsideration of the 10th Circuit’s affirmance of the dismissal of the Third Amended Complaint which was denied on May 26, 2017.  Appellants have until August 24, 2017 to petition the Supreme Court for a writ of certiorari.

At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to this matter.

15. Subsequent Events:

On July 11, 2017, the Company signed a definitive agreement to acquire G2 Web Services, a provider of merchant risk intelligence solutions for acquirers, commercial banks, and other payment system providers, for a purchase price of $112.0 million, which will be funded by a combination of the Credit Facility drawdown and cash on hand of the Company. G2 Web Services will become part of the financial services category in the Decision Analytics segment, which will allow the Company to enhance its offerings to customers and partners, providing solutions in merchant and consumer fraud and reputational risk detection. The cash to be paid will be adjusted subsequent to close to reflect final balances of certain working capital amounts and other closing adjustments. The parties expect the transaction to close by August 2017, subject to the completion of customary closing conditions, including receipt of shareholder approvals.

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
We organize our business in two segments: Risk Assessment and Decision Analytics. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented approximately 37.2% and 36.4% of our revenues for the six months ended June 30, 2017 and 2016, respectively. Our Decision Analytics segment provides solutions to our customers within three vertical market-related groupings of insurance, energy and specialized markets, and financial services. Our Decision Analytics segment revenues represented approximately 62.8% and 63.6% of our revenues for the six months ended June 30, 2017 and 2016, respectively.

Discontinued Operations

On June 1, 2016, we sold 100 percent of the stock of the healthcare business, or Verisk Health, in exchange for a purchase price that consisted of $714.6 million of cash consideration after a working capital adjustment of $5.4 million, a subordinated promissory note with a face value of $100.0 million and an eight year maturity, or the Note, and other contingent consideration. Results of operations for the healthcare business are reported as a discontinued operation for the three and six months ended June 30, 2016 . See Note 5 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.
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
Approximately 91.0% and 90.6% of the revenues in our Risk Assessment segment for the six months ended June 30, 2017 and 2016, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 76.3% and 77.5% of the revenues in our Decision Analytics segment, for the six months ended June 30, 2017 and 2016, respectively, were derived from subscriptions and long-term agreements for our solutions. In this segment, our customer bases are within the insurance, energy and specialized markets, and financial services verticals.
Certain of our solutions are also paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, or workers' compensation claim with information in our databases. We also provide advisory services, which help our customers get more value out of our analytics and their subscriptions. For the six months ended June 30, 2017, and 2016, approximately 18.2% and 17.7%, respectively, of our revenues were derived from providing transactional recurring and non-recurring solutions. We earn these revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 48.2% and 46.5% of our total expenses for the six months ended June 30, 2017 and 2016, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016

	(In millions, except for share and per share data)
Statement of income data:
Revenues:
Decision Analytics revenues	$330.6	$317.2	4.2%	$643.8	$630.1	2.2%
Risk Assessment revenues	192.6	181.1	6.4%	382.0	360.9	5.9%
Revenues	523.2	498.3	5.0%	1,025.8	991.0	3.5%
Expenses:
Cost of revenues (exclusive of items shown separately below)	193.7	178.4	8.5%	376.6	351.7	7.1%
Selling, general and administrative	78.8	75.6	4.3%	154.7	146.6	5.5%
Depreciation and amortization of fixed assets	31.8	29.3	8.2%	65.6	61.2	7.1%
Amortization of intangible assets	23.9	23.8	0.3%	46.2	47.7	(3.2)%
Total expenses	328.2	307.1	6.8%	643.1	607.2	5.9%
Operating income	195.0	191.2	2.1%	382.7	383.8	(0.3)%
Other income (expense):
Investment income and others, net	3.4	0.9	303.4%	5.3	0.9	497.4%
Interest expense	(28.5)	(31.5)	(9.2)%	(56.9)	(63.5)	(10.3)%
Total other expense, net	(25.1)	(30.6)	(17.9)%	(51.6)	(62.6)	(17.5)%
Income before income taxes	169.9	160.6	5.8%	331.1	321.2	3.1%
Provision for income taxes	(48.9)	(53.8)	(9.0)%	(101.3)	(104.7)	(3.2)%
Income from continuing operations	121.0	106.8	13.3%	229.8	216.5	6.2%
Discontinued operations
Income from discontinued operations	—	254.7	(100.0)%	—	256.5	(100.0)%
Provision for income taxes	—	(99.7)	(100.0)%	—	(118.6)	(100.0)%
Income from discontinued operations (2)	—	155.0	(100.0)%	—	137.9	(100.0)%
Net Income	$121.0	$261.8	(53.8)%	$229.8	$354.4	(35.2)%
Basic net income per share:
Income from continuing operations	$0.73	$0.64	14.1%	$1.39	$1.29	7.8%
Income from discontinued operations	—	0.92	(100.0)%	—	0.81	(100.0)%
Basic net income per share	$0.73	$1.56	(53.2)%	$1.39	$2.10	(33.8)%
Diluted net income per share:
Income from continuing operations	$0.72	$0.62	16.1%	$1.36	$1.26	7.9%
Income from discontinued operations	—	0.91	(100.0)%	—	0.81	(100.0)%
Diluted net income per share	$0.72	$1.53	(52.9)%	$1.36	$2.07	(34.3)%
Weighted average shares outstanding:
Basic	164,922,237	168,296,318	(2.0)%	165,682,614	168,375,034	(1.6)%
Diluted	168,314,296	171,218,782	(1.7)%	169,232,579	171,349,833	(1.2)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Decision Analytics EBITDA	$140.7	$395.4	(64.4)%	$272.0	$549.1	(50.5)%
Risk Assessment EBITDA	113.4	104.6	8.5%	227.8	213.9	6.5%
EBITDA	$254.1	$500.0	(49.2)%	$499.8	$763.0	(34.5)%
The following is a reconciliation of net income to EBITDA:
Net income	$121.0	$261.8	(53.8)%	$229.8	$354.4	(35.2)%
Depreciation and amortization of fixed assets and intangible assets from continuing operations	55.7	53.1	4.7%	111.8	108.9	2.6%
Interest expense from continuing operations	28.5	31.5	(9.2)%	56.9	63.5	(10.3)%
Provision for income taxes from continuing operations	48.9	53.8	(9.0)%	101.3	104.7	(3.2)%
Depreciation, amortization, interest and provision for income taxes from discontinued operations	—	99.8	(100.0)%	—	131.5	(100.0)%
EBITDA	$254.1	$500.0	(49.2)%	$499.8	$763.0	(34.5)%

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

(2)
On June 1, 2016, we sold our healthcare business, Verisk Health. Results of operations for the healthcare business are reported as a discontinued operation for the three and six months ended June 30, 2016. See Note 5 of our condensed consolidated financial statements included in this Form 10-Q. As necessary, all amounts have been retroactively adjusted in all periods presented to give recognition to this discontinued operation.

Consolidated Results of Continuing Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenues
Revenues were $523.2 million for the three months ended June 30, 2017 compared to $498.3 million for the three months ended June 30, 2016, an increase of $24.9 million or 5.0%. Excluding revenues of $11.7 million from Greentech Media, Quest Offshore, Analyze Re, Arium, ENI, Fintellix, MAKE, and Aerial Imagery, our recent acquisitions within the Decision Analytics segment, and RII, GeoInformation, MarketStance and Healix, our recent acquisitions within the Risk Assessment segment, all collectively referred to as our recent acquisitions, our consolidated revenue increased $13.2 million or 2.6%. Revenues within our Decision Analytics segment, excluding our recent acquisitions named above, increased $5.3 million or 1.7% and revenues in our Risk Assessment segment, excluding our recent acquisitions named above, increased $7.9 million or 4.4%. The increase in Decision Analytics' revenues, excluding recent acquisitions, was driven by an increase in our insurance category, which was offset by currency headwinds in our energy and specialized market category and in our financial services category. Within Risk Assessment, excluding recent acquisitions, both industry-standard insurance programs and property-specific rating and underwriting information contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $193.7 million for the three months ended June 30, 2017 compared to $178.4 million for the three months ended June 30, 2016, an increase of $15.3 million or 8.5%. Our recent acquisitions accounted for an increase of $9.3 million in cost of revenues, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $6.0 million or 3.4%. The increase was primarily due to increases in salaries and employee benefits of $6.8 million and data costs of $1.3 million. These increases were offset by decreases in information technology expenses of $0.7 million and other operating costs of $1.4 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $78.8 million for the three months ended June 30, 2017 compared to $75.6 million for the three months ended June 30, 2016, an increase of $3.2 million or 4.3%. Our recent acquisitions accounted for an increase of $3.2 million in SGA. Excluding costs associated with our recent acquisitions, SGA were unchanged for the three months ended June 30, 2017.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $31.8 million for the three months ended June 30, 2017 compared to $29.3 million for the three months ended June 30, 2016, an increase of $2.5 million or 8.2%. The increase in depreciation and amortization of fixed assets includes depreciation and amortization primarily related to our capital expenditures.
Amortization of Intangible Assets
Amortization of intangible assets was $23.9 million for the three months ended June 30, 2017 compared to $23.8 million for the three months ended June 30, 2016, an increase of $0.1 million or 0.3%. The increase was primarily due to amortization related to our recent acquisitions of $2.1 million offset by currency fluctuations impacting amortization denominated in currencies other than U.S. dollars.
Investment Income and Others, net
Investment income and others, net was a gain of $3.4 million for the three months ended June 30, 2017 as compared to a gain of $0.9 million for the three months ended June 30, 2016. The increase was primarily due to an increase in interest income of $1.9 million generated from the subordinated promissory note related to the divestiture of our healthcare business in 2016 and an increase in net gain on foreign currencies of $0.6 million.
Interest Expense
Interest expense was $28.5 million for the three months ended June 30, 2017, compared to $31.5 million for the three months ended June 30, 2016, a decrease of $3.0 million or 9.2%. The decrease is primarily due to repayments in 2016 of $870.0 million on the Credit Facility funded by the net proceeds from the divestiture of our healthcare business and cash from operations.
Provision for Income Taxes
The provision for income taxes was $48.9 million for the three months ended June 30, 2017 compared to $53.8 million for the three months ended June 30, 2016, a decrease of $4.9 million or 9.0%. The effective tax rate was 28.8% for the three months ended June 30, 2017 compared to 33.5% for the three months ended June 30, 2016. The effective rate for the three months ended June 30, 2017 was lower than the June 30, 2016 effective tax rate primarily due to the tax rate benefit of adopting ASU No. 2016-09.
Net Income Margin
The net income margin for our consolidated results, including discontinued operations, was 23.1% for the three months ended June 30, 2017 compared to 48.3% for the three months ended June 30, 2016. The discontinued operations, including the gain on sale of our healthcare business, increased our net income margin by 26.9%, for the three months ended June 30, 2016.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 48.6% for the three months ended June 30, 2017 as compared to 92.3% for the three months ended June 30, 2016. The discontinued operations, including the gain on sale of our healthcare business, increased our EBITDA margin by 43.1% for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenues
Revenues were $1,025.8 million for the six months ended June 30, 2017 compared to $991.0 million for the six months ended June 30, 2016, an increase of $34.8 million or 3.5%. Excluding revenues of $17.0 million from Greentech Media, Quest Offshore, Analyze Re, Arium, ENI, Fintellix, MAKE, and Aerial Imagery, our recent acquisitions within the Decision Analytics segment, and RII, GeoInformation, MarketStance and Healix, our recent acquisitions within the Risk Assessment segment, all collectively referred to as our recent acquisitions, our consolidated revenue growth increased $17.8 million or 1.8%. Revenues within our Decision Analytics segment, excluding our recent acquisitions named above, increased $2.4 million or 0.4% and revenues in our Risk Assessment segment, excluding our recent acquisitions named above, increased $15.4 million or 4.3%. The increase in Decision Analytics' revenues, excluding recent acquisitions, was primarily driven by an increase in our insurance category, which was offset by currency headwinds in our energy and specialized market category and in our financial services category. Within Risk Assessment, excluding recent acquisitions, both industry-standard insurance programs and property-specific rating and underwriting information contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $376.6 million for the six months ended June 30, 2017 compared to $351.7 million for the six months ended June 30, 2016, an increase of $24.9 million or 7.1%. Our recent acquisitions accounted for an increase of $13.2 million in cost of revenues, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $11.7 million or 3.3%. The increase was primarily due to increases in salaries and employee benefits of $11.1 million and data costs of $2.7 million. These increases were offset by decreases in information technology expenses of $0.5 million and other operating costs of $1.6 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $154.7 million for the six months ended June 30, 2017 compared to $146.6 million for the six months ended June 30, 2016, an increase of $8.1 million or 5.5%. Our recent acquisitions accounted for an increase of $5.8 million in SGA. Excluding costs associated with our recent acquisitions, SGA increased $2.3 million or 1.6%. The increase was primarily due to increases in professional consulting costs of $2.2 million and salaries and employee benefits of $0.8 million. These increases were offset by decreases in information technology expenses of $0.5 million and other general expenses of $0.2 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $65.6 million for the six months ended June 30, 2017 compared to $61.2 million for the six months ended June 30, 2016, an increase of $4.4 million or 7.1%. The increase in depreciation and amortization of fixed assets includes depreciation and amortization primarily related to our capital expenditures.
Amortization of Intangible Assets
Amortization of intangible assets was $46.2 million for the six months ended June 30, 2017 compared to $47.7 million for the six months ended June 30, 2016, a decrease of $1.5 million or 3.2%. The decrease was primarily due to currency fluctuations impacting amortization denominated in currencies other than U.S. dollars offset by amortization related to our recent acquisitions of $3.3 million.
Investment Income and Others, net
Investment income and others, net was a gain of $5.3 million for the six months ended June 30, 2017 as compared to a gain of $0.9 million for the six months ended June 30, 2016. The increase was primarily due to an increase in interest income of $4.7 million generated from the subordinated promissory note related to the divestiture of our healthcare business in 2016. The increase was partially offset by net loss on foreign currencies of $0.3 million.
Interest Expense
Interest expense was $56.9 million for the six months ended June 30, 2017, compared to $63.5 million for the six months ended June 30, 2016, a decrease of $6.6 million or 10.3%. The decrease is primarily due to repayments in 2016 of $870.0 million on the Credit Facility funded by the net proceeds from the divestiture of our healthcare business and cash from operations.

Provision for Income Taxes
The provision for income taxes was $101.3 million for the six months ended June 30, 2017 compared to $104.7 million for the six months ended June 30, 2016, a decrease of $3.4 million or 3.2%. The effective tax rate was 30.6% for the six months ended June 30, 2017 compared to 32.6% for the six months ended June 30, 2016. The effective rate for the six months ended June 30, 2017 was lower than the June 30, 2016 effective tax rate primarily due to the tax rate benefit of adopting ASU No. 2016-09.
Net Income Margin
The net income margin for our consolidated results, including discontinued operations, was 22.4% for the six months ended June 30, 2017 compared to 32.1% for the six months ended June 30, 2016. The discontinued operations, including the gain on sale of our healthcare business, increased our net income margin by 10.3%, for the six months ended June 30, 2016.
EBITDA Margin
The EBITDA margin for our consolidated results, including discontinued operations, was 48.7% for the six months ended June 30, 2017 as compared to 69.2% for the six months ended June 30, 2016. The discontinued operations, including the gain on sale of our healthcare business, increased our EBITDA margin by 19.4% for the six months ended June 30, 2016.
Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $330.6 million for the three months ended June 30, 2017 compared to $317.2 million for the three months ended June 30, 2016, an increase of $13.4 million or 4.2%. Excluding revenue of $8.1 million from our recent acquisitions, Decision Analytics revenue increased $5.3 million or 1.7%. Our revenue by category for the periods presented is set forth below:

	For the Three Months Ended June 30,		Percentage
	2017	2016	Change

	(In millions)
Insurance	$191.0	$175.5	8.8%
Energy and specialized markets	110.3	111.1	(0.7)%
Financial services	29.3	30.6	(4.3)%
Total Decision Analytics	$330.6	$317.2	4.2%
Our insurance revenue increased $15.5 million or 8.8%; excluding revenues from recent acquisitions of $1.3 million, our insurance revenue increased $14.2 million or 8.1%, primarily due to increases within our underwriting, catastrophe modeling, claims analytics, and loss quantification solutions.
Our energy and specialized markets revenue decreased $0.8 million or 0.7%; excluding revenues from recent acquisitions of $5.2 million, our energy and specialized markets revenue decreased $6.0 million or 5.4%, primarily as a result of currency headwinds affecting the energy business and lower revenue in environmental health and safety solutions.
Our financial services revenue decreased $1.3 million or 4.3%; excluding revenues from the recent acquisition of $1.6 million, our financial services revenue decreased $2.9 million or 9.6%, due to several contract completions in 2016 partially offset by growth in media effectiveness solutions.

Revenues for our Decision Analytics segment were $643.8 million for the six months ended June 30, 2017 compared to $630.1 million for the three months ended June 30, 2016, an increase of $13.7 million or 2.2%. Excluding revenue of $11.3 million from our recent acquisitions, Decision Analytics revenue increased $2.4 million or 0.4%. Our revenue by category for the periods presented is set forth below:

	For the Six Months Ended June 30,		Percentage
	2017	2016	Change

	(In millions)
Insurance	$369.6	$347.0	6.5%
Energy and specialized markets	216.6	224.0	(3.3)%
Financial services	57.6	59.1	(2.4)%
Total Decision Analytics	$643.8	$630.1	2.2%
Our insurance revenue increased $22.6 million or 6.5%; excluding revenues from recent acquisitions of $1.7 million, our insurance revenue increased $20.9 million or 6.0%, primarily due to increases within our underwriting, catastrophe modeling, claims analytics, and loss quantification solutions.
Our energy and specialized markets revenue decreased $7.4 million or 3.3%; excluding revenues from recent acquisitions of $8.0 million, our energy and specialized markets revenue decreased $15.4 million or 6.9%, primarily as a result of currency headwinds affecting the energy business and lower revenue in environmental health and safety solutions.
Our financial services revenue decreased $1.5 million or 2.4%; excluding revenues from the recent acquisition of $1.6 million, our financial services revenue decreased $3.1 million or 5.2%, due to several contract completions in 2016 offset by growth in media effectiveness solutions.
Cost of Revenues
Cost of revenues for our Decision Analytics segment was $135.6 million for the three months ended June 30, 2017 compared to $123.4 million for the three months ended June 30, 2016, an increase of $12.2 million or 9.8%. Our recent acquisitions within the Decision Analytics segment, represented an increase of $7.4 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $4.8 million or 4.0%. The increase was primarily due to increases in salaries and employee benefits of $5.2 million and data costs of $1.5 million. These increases were offset by a decrease in other operating costs of $1.9 million.
Cost of revenues for our Decision Analytics segment was $263.6 million for the six months ended June 30, 2017 compared to $245.0 million for the six months ended June 30, 2016, an increase of $18.6 million or 7.6%. Our recent acquisitions within the Decision Analytics segment, represented an increase of $9.9 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $8.7 million or 3.6%. The increase was primarily due to increases in salaries and employee benefits of $8.5 million and data costs of $2.4 million. These increases were offset by a decrease in other operating costs of $2.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $57.7 million for the three months ended June 30, 2017 compared to $54.1 million for the three months ended June 30, 2016, an increase of $3.6 million or 6.9%. Our recent acquisitions within the Decision Analytics segment accounted for an increase of $2.8 million in SGA. Excluding costs associated with our recent acquisitions, SGA increased $0.8 million or 1.6%. The increase was primarily due to increases in salaries and employee benefits of $0.7 million and professional consulting fees of $0.6 million. These increases were offset by a decrease in other general expenses of $0.5 million.
Selling, general and administrative expenses for our Decision Analytics segment were $113.9 million for the six months ended June 30, 2017 compared to $106.4 million for the six months ended June 30, 2016, an increase of $7.5 million or 7.0%. Our recent acquisitions within the Decision Analytics segment accounted for an increase of $4.6 million in SGA. Excluding costs associated with our recent acquisitions, SGA increased $2.9 million or 2.7%. The increase was primarily due to increases in professional consulting fees of $1.6 million, salaries and employee benefits of $1.4 million and other general expenses of $0.2 million. These increases were offset by a decrease in information technology expenses of $0.3 million.

     EBITDA Margin
The EBITDA margin for our Decision Analytics segment, including discontinued operations, was 42.2% for the six months ended June 30, 2017 compared to 74.0% for the six months ended June 30, 2016. The discontinued operations, including the gain on sale of our healthcare business, increased our EBITDA margin by 29.6% for the six months ended June 30, 2016.
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $192.6 million for the three months ended June 30, 2017 compared to $181.1 million for the three months ended June 30, 2016, an increase of $11.5 million or 6.4%. Excluding revenue of $3.6 million from our recent acquisitions, Risk Assessment revenue increased $7.9 million or 4.4% for the three months ended June 30, 2017. Revenues for our Risk Assessment segment were $382.0 million for the six months ended June 30, 2017 compared to $360.9 million for the six months ended June 30, 2016, an increase of $21.1 million or 5.9%. Excluding revenue of $5.7 million from our recent acquisitions, Risk Assessment revenue increased $15.4 million or 4.3% for the six months ended June 30, 2017. The overall increase within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of our industry-standard insurance programs' solutions as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change

	(In millions)
Industry-standard insurance programs	$148.1	$138.6	6.9%	$293.7	$276.0	6.4%
Property-specific rating and underwriting information	44.5	42.5	4.7%	88.3	84.9	4.1%
Total Risk Assessment	$192.6	$181.1	6.4%	$382.0	$360.9	5.9%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $58.1 million for the three months ended June 30, 2017 compared to $55.0 million for the three months ended June 30, 2016, an increase of $3.1 million or 5.6%. Our recent acquisitions within the Risk Assessment segment represented an increase of $1.9 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $1.2 million or 2.1%. The increase was primarily due to increases in salaries and employee benefits costs of $1.6 million and other operating costs of $0.5 million. These increases were offset by decreases in information technology expenses of $0.7 million and data costs of $0.2 million.
Cost of revenues for our Risk Assessment segment was $113.0 million for the six months ended June 30, 2017 compared to $106.7 million for the six months ended June 30, 2016, an increase of $6.3 million or 5.9%. Our recent acquisitions within the Risk Assessment segment represented an increase of $3.3 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $3.0 million or 2.8%. The increase was primarily due to increases in salaries and employee benefits costs of $2.6 million, data costs of $0.3 million, and other operating costs of $0.6 million. These increases were offset by a decrease in information technology expenses of $0.5 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $21.1 million for the three months ended June 30, 2017 compared to $21.5 million for the three months ended June 30, 2016, a decrease of $0.4 million or 2.1%. Our recent acquisitions within the Risk Assessments segment accounted for an increase of $0.4 million in SGA. Excluding costs associated with our recent acquisitions, SGA decreased $0.8 million or 3.7%. The decrease was primarily due to decreases in salaries and employee benefits of $0.4 million and other general expenses of $0.6 million. These decreases were offset by an increase in professional consulting costs of $0.2 million.

Selling, general and administrative expenses for our Risk Assessment segment were $40.8 million for the six months ended June 30, 2017 compared to $40.2 million for the six months ended June 30, 2016, an increase of $0.6 million or 1.6%. Our recent acquisitions within the Risk Assessments segment accounted for an increase of $1.2 million in SGA. Excluding costs associated with our recent acquisitions, SGA decreased $0.6 million or 1.4%. The decrease was primarily due to decreases in salaries and employee benefits of $0.6 million, information technology expenses of $0.2 million, and other general expenses of $0.4 million. These decreases were offset by an increase in professional consulting costs of $0.6 million.
EBITDA Margin
EBITDA margin for our Risk Assessment segment was 59.6% for the six months ended June 30, 2017 compared to 59.3% for the six months ended June 30, 2016.
Liquidity and Capital Resources
As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents and available-for-sale securities of $144.3 million and $138.5 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or upon commencement of the annual or multi-year subscription period in annual amounts. Most of our subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $1,500.0 million Syndicated Revolving Credit Facility, or the Credit Facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of consolidated revenues for the six months ended June 30, 2017 and 2016, were 7.1% and 5.6%, respectively. The capital expenditures for the year ending December 31, 2017 are expected to be approximately $185.0 million, which primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the six months ended June 30, 2017 and 2016, we repurchased $266.1 million and $116.4 million of our common stock, respectively.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations and the discounts and debt issuance costs on our senior notes, of $2,420.0 million and $2,400.0 million at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, we were in compliance with our financial debt covenants.
As of June 30, 2017, we had a borrowing capacity of $1,500.0 million of which $1,376.5 million, net of outstanding letters of credit, was available for borrowings under the Credit Facility with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, and the share repurchase program.
The Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.5 to 1.0. We were in compliance with all financial debt covenants under the Credit Facility as of June 30, 2017. During the six months ended June 30, 2017, we repaid $100.0 million of outstanding debt under the Credit Facility and had $120.0 million of new borrowings. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and will range from 12.5 to 25.0 basis points based upon the consolidated funded debt leverage ratio. As of June 30, 2017 and December 31, 2016, we had outstanding borrowings under the Credit Facility of $120.0 million and $100.0 million, respectively. On May 18, 2017, we entered into the third amendment to the Credit Facility, which, among other things, extended the maturity date one year to May 15, 2022.
Cash Flow
The following table summarizes our cash flow data for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Percentage Change
	2017	2016

	(In millions)
Net cash provided by operating activities	$429.8	$385.1	11.6%
Net cash (used in) provided by investing activities	$(194.7)	$650.6	(129.9)%
Net cash used in financing activities	$(232.8)	$(976.5)	(76.2)%
Operating Activities
Net cash provided by operating activities was $429.8 million for the six months ended June 30, 2017 compared to $385.1 million for the six months ended June 30, 2016. The increase in net cash provided by operating activities was primarily related to a decrease in income tax payments due to the tax paid on the gain on the sale of the Company's healthcare business in the second quarter of 2016 and an increase in cash receipts from customers in 2017, partially offset by the prior year cash flow from operations for the healthcare business prior to the disposition.
Investing Activities
Net cash used in investing activities of $194.7 million for the six months ended June 30, 2017 was primarily related to current year acquisitions including escrow payments of $122.3 million and capital expenditures of $72.5 million. Net cash provided by investing activities of $650.6 million for the six months ended June 30, 2016 was primarily driven by proceeds from the sale of our healthcare business of $719.4 million, partially offset by capital expenditures of $62.2 million and acquisitions of $6.2 million.
Financing Activities
Net cash used in financing activities of $232.8 million for the six months ended June 30, 2017 was primarily related to repurchases of common stock of $266.1 million, partially offset by proceeds from stock options exercises and other option-related items of $19.5 million. Net cash used in financing activities of $976.5 million for the six months ended June 30, 2016 was primarily driven by net debt repayments of our Credit Facility of $870.0 million as well as repurchases of common stock of $116.4 million, partially offset by proceeds from stock options exercises and other option-related items of $13.4 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 21, 2017.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, income taxes and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 21, 2017. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the item noted below.
As of June 30, 2017, we had goodwill of $2,733.8 million, which represents 55.8% of our total assets. We performed an impairment test as of June 30, 2017 and confirmed that no impairment charge was necessary. As part of this process, we conducted the annual impairment test of our energy reporting unit at June 30, 2017, at which time the fair value exceeded its carrying value by less than 10%. This outcome is consistent with our expectation due to the decline in the GBP/USD exchange rate as well as current energy market conditions. The carrying value of the goodwill associated with our energy reporting unit was $1,841.8 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at June 30, 2017 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 21, 2017.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item I. Note 14 to our condensed consolidated financial statements for the six months ended June 30, 2017 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program of up to $2.8 billion. As of June 30, 2017, we had $376.4 million available to repurchase shares. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $2.4 billion. Our share repurchases for the quarter ended June 30, 2017 are set forth below:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
				(in millions)
April 1, 2017 through April 30, 2017	768,500	$80.31	768,500	$470.3
May 1, 2017 through May 31, 2017	1,183,040	$79.36	1,183,040	$376.4
June 1, 2017 through June 30, 2017	—	$—	—	$376.4
	1,951,540		1,951,540

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: August 1, 2017	By:	/s/ Eva F. Huston
Eva F. Huston
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Third Amendment dated May 18, 2017 to the Second Amended and Restated Credit Agreement dated April 22, 2015 among Verisk Analytics, Inc., as borrower, and the lenders and agents party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2017.

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