Form 10-K
period 2017-12-31
Verisk Analytics, Inc.
filed 2018-02-20
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑   Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,053,902,417 based on the closing price reported on the NASDAQ Global Select Market on such date.
As of February 16, 2018, there were 165,020,572 shares outstanding of the registrant's Common Stock, par value $.001.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

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
Our Company
Verisk is a leading data analytics provider serving customers in insurance, energy and specialized markets, and financial services. Using advanced technologies to collect and analyze billions of records, we draw on unique data assets and deep domain expertise to provide innovations that may be integrated into customer workflows. We offer predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, natural resources intelligence, economic forecasting, and many other fields. In the United States, or U.S., and around the world, we help customers protect people, property, and financial assets.
Our customers use our solutions to make better decisions about risk and opportunities with greater efficiency and discipline. We refer to these products and services as solutions due to the integration among our services and the flexibility that enables our customers to purchase components or a comprehensive package. These solutions take various forms, including data, expert insight, statistical models and tailored analytics all designed to allow our customers to make more logical decisions. We believe our solutions for analyzing risk have a positive impact on our customers’ revenues and help them better manage their costs. In 2017, our customers included all of the top 100 property and casualty, or P&C, insurance providers in the U.S. for the lines of P&C services we offer, and all of the top 30 credit card issuers in North America, the United Kingdom and Australia, as well as 9 of the top 10 global energy providers around the world. We also work with a wide range of companies, governments and institutions across the energy, and metals and mining value chains. We believe that our commitment to our customers and the embedded nature of our solutions serve to strengthen and extend our relationships.
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
•Deep Domain Expertise - We have specialized and in-depth knowledge in a number of defined vertical markets, including insurance, energy, financial services, and risk management. We understand that different verticals require different approaches, and our deep domain expertise adds value to our analytics in the markets we serve.
•Steady Stream of First-to-Market Innovations - We move quickly to be the first to market with new solutions. Typically, the marketplace assumes that those who are first to market are superior to the competition and better positioned to succeed.
•Deep Integration into Customer Workflows - By embedding our solutions into customer workflows, we help our customers better manage risk and optimize their bottom line. We achieve this goal by remaining closely connected to our customers at all times and serving their distinct needs.
We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically pre-paid and represented over 80% of our revenues in 2017. For the year ended December 31, 2017, we had revenues of $2,145.2 million and net income of $555.1 million. For the five year period ended December 31, 2017, our revenues and net income grew at a compound annual growth rate, or CAGR, of 12.8% and 12.4%, respectively.
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
On May 23, 2008, in contemplation of our initial public offering, or IPO, ISO formed Verisk Analytics, Inc., or Verisk, a Delaware corporation, to be the holding company for our business. Verisk was initially formed as a wholly-owned subsidiary of ISO. On October 6, 2009, in connection with our IPO, the Company effected a reorganization whereby ISO became a wholly-owned subsidiary of Verisk. Verisk common stock began trading on the NASDAQ Global Select Market on October 7, 2009, under the ticker symbol “VRSK.”
Over the past two decades, we have transformed our business beyond its original functions by deepening and broadening our data assets, developing a set of integrated risk management solutions and services and addressing new markets. Our expansion into analytics began when we acquired the American Insurance Services Group, or AISG, and certain operations and assets of the National Insurance Crime Bureau in 1997 and 1998, respectively. Those organizations brought to the company large databases of insurance claims, as well as expertise in detecting and preventing claims fraud. To further expand our business, in 2002, we acquired AIR Worldwide, or AIR, the technological leader in catastrophe modeling. In 2006, to bolster our position in the insurance claims field we acquired Xactware, a leading supplier of estimation software for professionals involved in building repair and reconstruction. In 2012, we acquired Argus Information & Advisory Services, LLC, or Argus, to expand our global presence providing information, competitive benchmarking, analytics, and customized services to financial institutions in the payments space. In 2015, we acquired Wood Mackenzie Limited, or Wood Mackenzie, to advance our strategy to expand internationally and position us in the global energy market. In 2017, we acquired a group of similar but unrelated companies for aerial image capture purposes, or Aerial Imagery acquisitions, in our insurance vertical. Additionally, in 2017, we acquired G2 Web Services, LLC, or G2; Sequel Business Solutions Ltd., or Sequel; Lundquist Consulting, Inc., or LCI; and PowerAdvocate, Inc., or PowerAdvocate, to further strengthen our position in the insurance, financial services and energy verticals. The Aerial Imagery acquisitions provide multi-spectral aerial photographic services with expertise in offering digital photogrammetric and remote sensing data for mapping and surveying applications. G2 provides merchant risk intelligence solutions for acquirers, commercial banks, and other payment system providers. Sequel is a leading insurance and reinsurance software specialist based in London. LCI offers risk insight, prediction, and management solutions for banks and creditors. PowerAdvocate is a leading data analytics provider with a one-of-a-kind spend and cost data that are curated from millions of transactions across thousands of services, materials, and equipment categories in the energy industry.
Those acquisitions have added scale, geographic reach, highly skilled workforces, and a wide array of new capabilities to support our customers. They have helped to make us a leading provider of information and decision analytics for customers involved in the business of risk in the U.S. and selectively around the world.
Segments
We organize our business in two segments: Decision Analytics and Risk Assessment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this annual report for additional information regarding our segments. See Note 17 of our consolidated financial statements included in this annual report on Form 10-K for further information.
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

Our solutions are built on unique data sets that are dynamic and updated based on new data and events. Our analytic methods and proprietary data sets combined with our deep industry expertise, provide us with a significant competitive advantage.
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

We have a comprehensive system used by claims adjusters and investigation professionals to process claims and fight fraud. Claims databases are one of the key tools in the fight against insurance fraud. The benefits of a single all-claims database include improved efficiency in reporting data and searching for information, enhanced capabilities for detecting suspicious claims and superior information for investigating fraudulent claims, suspicious individuals, and possible fraud rings. Our database contains information for more than 1.2 billion claims and is the world’s largest database of P&C claims information used for claims and investigations. Insurers and other participants submit new claims more than 200,000 a day on average across all categories of the U.S. P&C insurance industry.
We also provide an expert scoring system that helps distinguish between suspicious and meritorious claims, and products that use link analysis technology to help visualize and fight insurance fraud.
We are also a leader in and pioneered the field of probabilistic catastrophe modeling used by insurers, reinsurers, financial institutions, and government to manage their risk from extreme events. Our models, which form the basis of our solutions, enable companies to identify, quantify and plan for the financial consequences of catastrophes. We have developed models for hurricanes, earthquakes, winter storms, tornadoes, hailstorms, and floods in more than 100 countries, as well as pandemics worldwide. We have developed a probabilistic terrorism model capable of quantifying the risk in the U.S. from this evolving threat, which supports pricing and underwriting decisions down to the level of an individual policy, as well as models for estimating losses to crop insurance programs in the U.S., Canada and China. Our newest models offer risk management solutions for the cyber and casualty lines of business.
We also provide data, analytics and networking products for professionals involved in estimating all phases of building repair and reconstruction. We provide solutions for every phase of a building’s life, including:

•	quantifying the ultimate cost of repair or reconstruction of damaged or destroyed buildings,

•	aiding in the settlement of insurance claims, and

•	tracking the process of repair or reconstruction and facilitating communication among insurers, adjusters, contractors, and policyholders.
To help our customers estimate repair costs, we provide a solution that assists contractors and insurance adjusters in estimating repairs using a patented plan-sketching program. The program allows our customers to sketch floor plans, roof plans and wall-framing plans and automatically calculates material and labor quantities for the construction of walls, floors, footings, and roofs.
We also offer our customers access to wholesale and retail price lists, which include structural repair and restoration pricing for 468 separate economic areas in North America. We revise this information monthly, and in the aftermath of a major disaster, we can update the price lists as often as weekly to reflect rapid price changes. Our structural repair and cleaning database contains approximately 21,000 unit-cost line items. For each line item such as smoke cleaning, water extraction and hazardous cleanup, we report time and material pricing, including labor, labor productivity rates (for new construction and restoration), labor burden and overhead, material costs, and equipment costs. We improve our reported pricing data by several methods including direct market surveys and an analysis of the actual claims experiences of our customers. We estimate that more than 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. Use of such a large percentage of the industry’s claims data leads to accurate reporting of pricing information, which we believe is unmatched in the industry.
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
In addition, we provide an efficient multitier, multispectral terrestrial imagery and data acquisition, processing, analytics, and distribution system. Using the latest remote sensing and machine learning technologies, we gather, store, process, and deliver geographic and spatially referenced information that supports uses in many markets, including insurance, commercial property, energy, banking, architecture, engineering, emergency response, and urban planning. Mapping professionals and firms leverage our data to accurately understand growth and change, determine damage, discover hazards, assess risk, and perform valuations.
We are also a leading provider of solutions for the personal underwriting markets, including homeowners and auto lines. We build and maintain widely used, industry-standard tools that assist insurers in underwriting and rating, that is, measuring and selecting risks and pricing coverage appropriately to ensure fairness to the consumer and a reasonable return for the insurer. Our solutions apply advanced predictive analytics to our deep reservoir of data and information to quickly and precisely gauge the degree and cost of risk.
Our solutions span a wide range of P&C insurance, encompassing personal and commercial lines of coverage that protect private residences, private and commercial vehicles, and businesses.
We continually pursue new solutions that help our customers keep abreast of changing markets and technology. For example, we provide tools and platforms to help insurers, their customers, and providers of products and services to leverage the growing Internet of Things. This technology connects devices, vehicles, and homes to the Internet and generates valuable data to underwrite, rate, and manage risk while enriching customer relationships. By ingesting, storing, and normalizing this data, Verisk makes it accessible for users to extract business insights at a significantly lower cost and logistical burden than they could achieve on their own.
Energy and Specialized Markets

We are a leading provider of data analytics for the global energy, chemicals, and metals and mining industries. We provide research and consulting services focusing on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis. We offer consultancy in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support. We deliver analysis and advice on assets, companies, governments, and markets. We provide comprehensive and integrated coverage and analysis of relevant commodities across the interconnected global energy sectors. We continuously gather and manage proprietary information, insight, and analysis on thousands of oil and gas fields, mines, refineries and other assets, as well as detailed assessments of the market fundamentals across each value chain. Our experts analyze the data and work directly with customers to address their business challenges. Our growing customer base includes international and national energy companies, as well as chemicals, and metals and mining companies, financial institutions, and governments. We work with a range of diverse teams, from strategy and policy makers, business developers, and market analysts to corporate finance, risk teams and investors.
We help businesses and governments better anticipate and manage climate and weather-related risks. We prepare certain agencies and companies to anticipate, manage, react to, and profit from climate and weather-related risk. We serve our customers by providing state-of-the-art research, development and analysis delivered in reports, databases, and software solutions. We are dedicated to the advancement of scientific understanding of the atmospheric, climate and weather, ocean, and planetary sciences. Through research conducted by our in-house scientific staff, and often in collaboration with world-renowned scientists at academic and other research institutions, we have developed analytical tools to help measure and observe environmental properties and translate those measurements into actionable information.
We also offer a comprehensive suite of data and information services that enable improved compliance with global Environmental Health and Safety, or EH&S, requirements related to the safe manufacturing, distribution, transportation, usage, and disposal of chemicals and products. From the supply chain or solutions life cycle, we deliver a program specific to the EH&S compliance information and management needs of our customers. Our full solutions life cycle and cross-supply chain approach provides a single, integrated solution for managing customers' EH&S capabilities, which results in improved processes and reduced cost, risk, and liability.
Financial Services

We maintain the largest bank account consortia to provide competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants - enabling better strategy, marketing, and risk decisions.  Our teams are located across U.S., U.K., Canada, Australia, New Zealand, the United Arab Emirates, and India, delivering unique products and services to an expanding customer base.  Complimenting this, we leverage our partnerships with processors and credit bureaus, to not only augment the richness of our data, but also to provide expanded solutions across the broad span of consumer banking and retail products. Meanwhile, we offer services and a suite of solutions to satisfy growing customer needs for better forecasting and expense tools, and regulatory-focused solutions. In addition, we provide solutions in the media effectiveness space given the unique nature and strength of our partnerships, the comprehensiveness of our data and the full wallet spend view of a consumer.
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
Risk Assessment Segment
Our Risk Assessment segment serves our P&C insurance customers and focuses on the prediction of loss, the selection and pricing of risk, and compliance with their reporting requirements in each U.S. state in which they operate. Our customers include most of the P&C insurance providers in the U.S. In recent years, we have expanded our offerings to also serve certain non-U.S. markets.
Industry-Standard Insurance Programs
We are the recognized leader in the U.S. for industry-standard insurance programs that help P&C insurers define coverages and issue policies. We provide policy language, prospective loss costs, policy writing rules, and a variety of other solutions for 29 lines of insurance. Our policy language, prospective loss cost information and policy writing rules can serve as integrated turnkey insurance programs for our customers. Insurance companies need to ensure that their policy language, rules, and rates comply with all applicable legal and regulatory requirements. Insurers must also make sure their policies remain competitive by promptly changing coverages in response to changes in statutes or case law. To meet their needs, we process approximately 2,400 regulatory filings and interface with state regulators in all 50 states plus the District of Columbia, Guam, Puerto Rico, and the Virgin Islands each year to ensure smooth implementation of our rules and forms. When insurers choose to develop their own alternative programs, our industry-standard insurance programs also help regulators ensure that such insurers’ policies meet basic coverage requirements.
Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation, because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements and policy writing support language that assist our customers in understanding the risks they assume and the coverages they offer. With these policy programs, insurers also benefit from economies of scale. We have more than 120 specialized lawyers and insurance experts reviewing changes in each state’s insurance rules and regulations, including an average of more than 13,500 legislative bills, 9,000 regulatory actions and 2,000 court cases per year, to make any required changes to our policy language and rating information.
To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowners line of insurance, we maintain policy language and rules for 6 basic coverages, 292 national endorsements, and 633 state-specific endorsements.
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
Each year, P&C insurers send us approximately 3.8 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain a database of more than 21.0 billion statistical records, including approximately 8.6 billion commercial lines records and approximately 12.4 billion personal lines records. We collect unit transaction detail of each premium and loss record, which enhances the validity, reliability and accuracy of our data sets and our actuarial analyses. Our proprietary quality process includes more than 2,800 separate checks to ensure that the data meets our high standards of quality.

We provide actuarial services to help our customers analyze and price their risks. Using our large database of premium and loss data, our actuaries are able to perform sophisticated analyses using our predictive models and analytic methods to help our P&C insurance customers with pricing, loss reserving, and marketing. We distribute a number of actuarial solutions and offer flexible services to meet our customers’ needs. In addition, our actuarial consultants provide customized services for our customers that include assisting them with the development of independent insurance programs, analysis of their own underwriting experience, development of classification systems and rating plans, and a wide variety of other business decisions. We also supply information to various customers in other markets including reinsurance and government agencies.
We project customers' future losses and loss expenses using a broad set of data. Those projections tend to be more reliable than if our customers used their own data exclusively. We make a number of actuarial adjustments before the data is used to estimate future costs. Our customers can use our estimates of future costs in making independent decisions about the prices charged for their policies. For most P&C insurers, in most lines of business, we believe that our estimates of future costs are an essential input to rating decisions. Our actuarial products and services are also used to create the analytics underlying our industry-standard insurance programs described above.
By building on our insurance industry expertise and recent acquisitions, we have expanded our solution set to serve customers in certain non-U.S. markets.
Property-Specific Rating and Underwriting Information

We gather information on properties, businesses, and communities so that insurers can evaluate, price, and efficiently process commercial insurance applications, including property, auto, general liability, business owner's policy, and workers compensation.  Our property-specific rating and underwriting data and analytics allow our customers to understand, quantify, mitigate, and avoid potential losses, while matching price to exposure.  Our ProMetrix® platform contains information on 6 million commercial buildings, 26 million businesses, and virtually all communities in the U.S. We have a staff of approximately 600 field representatives strategically located around the U.S. who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits approximately 285,000 commercial properties to collect information on new buildings and verify building attributes.

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
Our Growth Strategy
Over the past five years, we have grown our revenues at a CAGR of 12.8% through the successful execution of our business plan. Those results reflect strong organic revenue growth, new product development, and acquisitions. We have made, and continue to make, investments in people, data sets, analytic solutions, technology, and complementary businesses. The key components of our strategy include the following:
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
Pursue Strategic Acquisitions that Complement Our Leadership Positions.    We will continue to expand our data and analytics capabilities across industries. While we expect this will occur primarily through organic growth, we have acquired and will continue to acquire assets and businesses that strengthen our value proposition to customers. We have developed an internal capability to source, evaluate, and integrate acquisitions that have created value for shareholders.
Our Customers
Decision Analytics Customers
In the Decision Analytics segment, we provide our P&C insurance solutions to the majority of the P&C insurers in the U.S. Specifically, our claims database serves thousands of customers, representing more than 90.0% of the P&C insurance industry by premium volume, more than 25 state workers’ compensation insurance funds, more than 500 self-insurers, approximately 400 third-party administrators, several state fraud bureaus, and many law-enforcement agencies involved in the investigation and prosecution of insurance fraud. We estimate that more than 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. Our customers included all of the top 30 credit card issuers in North America, the United Kingdom, and Australia, as well as 9 of the top 10 global energy providers around the world. We also work with a wide range of companies, governments and institutions across the energy, and metals and mining value chains.
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
Our Competitors
We believe that no single competitor currently offers the same scope of services and market coverage we provide. The breadth of markets we serve exposes us to a broad range of competitors as described below. Businesses that we acquire may introduce us to additional competitors.
Decision Analytics Competitors
In the P&C insurance claims market and catastrophe modeling market, certain products are offered by a number of companies, including Risk Management Solutions (catastrophe modeling), CoreLogic (property replacement value), LexisNexis® Risk Solutions (loss histories and motor vehicle records for personal lines underwriting), Solera Holdings, Inc. (personal automobile underwriting), and Symbility. We believe that our P&C insurance industry expertise, and our ability to offer multiple applications, services and integrated solutions to individual customers are competitive strengths. In the energy and specialized markets, certain products are offered by a number of companies, including IHS Markit (natural resources), Rystad Energy (upstream), Global Data PLC (upstream), PIRA Energy Group (oil and gas markets), and CRU Group (metals). We believe that our global integrated value chain knowledge and insight, bottom-up proprietary data, and long-term trusted relationships enhance our competitive position in relationship to those companies.
Risk Assessment Competitors
Our Risk Assessment segment operates primarily in the U.S. P&C insurance industry, where we enjoy a leading market presence. We have a number of competitors in specific lines or services.
We encounter competition from a number of sources, including insurers that develop internal technology and actuarial methods for proprietary insurance programs. Competitors also include other statistical agents, such as the National Independent Statistical Service, the Independent Statistical Service, Inc., and other advisory organizations, that provide underwriting rules, prospective loss costs, and coverage language, including the American Association of Insurance Services, Inc. and Mutual Services Organization. However, we believe that none of our competitors have the breadth or depth of data we have.

Competitors for our property-specific rating and underwriting information are primarily limited to a number of regional providers of commercial property inspections and surveys, including Overland Solutions, Inc. and Regional Reporting, Inc. We also compete with a variety of organizations that offer consulting services, primarily specialty technology and consulting firms. In addition, a customer may use its own internal resources rather than engage an outside firm for these services. Our competitors also include information technology product and services vendors; management and strategy consulting firms, such as Deloitte Consulting LLP; and smaller specialized information technology and analytical services firms, including Pinnacle Consulting and EMB, a unit of Willis Towers Watson.
Development of New Solutions
We take a market-focused team approach to developing our solutions. Our operating units are responsible for developing, reviewing, and enhancing our various products and services. Our data management and production team designs and manages our processes and systems for market data procurement, proprietary data production, and quality control. Our Joint Development Environment, or JDE, and Enterprise Data Management, or EDM, teams support our efforts to create new information and products from available data and explore new methods of collecting data. EDM is focused on understanding and documenting business unit and corporate data assets and data issues, sharing and combining data assets across the enterprise, creating an enterprise data strategy, facilitating research and product development, and promoting cross-enterprise communication. Our Verisk Innovative Analytics, or VIA, team is a corporate center of excellence for analytical methods in applying modeling techniques to predict risk outcomes.
Our software development teams build the technology used in many of our solutions. As part of our product development process, we continually solicit feedback from our customers on the value of our products and services and the market’s needs. We have established an extensive system of customer advisory panels that meet regularly throughout the year to help us respond effectively to the needs of our markets. In addition, we use frequent sales calls, executive visits, user group meetings, and other industry forums to gather information to align our product development efforts with the needs of the market. We also use a variety of market research techniques to enhance our understanding of our customers and the markets in which they operate.
We add to our offerings through an active acquisition program. Since 2013, we have acquired 22 businesses, which have allowed us to enter new markets, offer new solutions and enhance the value of existing services with additional proprietary sources of data.
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
Sales, Marketing, and Customer Support

We sell our solutions and services primarily through direct interaction with our customers. We employ a three-tier sales structure that includes salespeople, technical consultants, and sales support. As of December 31, 2017, we had a sales force of 312 people in our continuing operations. Within the company, several areas have sales teams that specialize in specific products and services. Those specialized sales teams sell specific, highly technical solution sets to targeted markets in coordination with account management.

To provide account management to our largest customers in the insurance, energy and financial markets, we segment our customers into three groups. Tier One or “Global/National” Accounts, comprise of our largest customers. Tier Two, or “Strategic” Accounts, represent both large and middle market customer groups. Tier Three is composed of small and specialized companies that may represent one line of business, may be regionally focused, or are recent new entrants into the marketplace. In Tier One and Tier Two segments, we have sales teams organized by the following specialties: Personal or Commercial Lines Underwriting & Pricing, Claims, Catastrophe Risk, and Energy. In the Tier Three segment, we assign a sales generalist with overall account management responsibility. Our tiered approach has proven to be a successful sales model and approach to building customer relationships. Our senior executives regularly engage with the senior management of our customers to ensure customer satisfaction and strategic alignment and to support mutual innovation partnership opportunities.

Sales people participate in both sales and customer-service activities. They provide direct support, interacting frequently with assigned customers to assure a satisfactory experience using our services. Salespeople primarily seek out new sales opportunities and work with the various sales teams to coordinate sales activities and ensure our solutions fit the customer's needs. We believe our salespeople’s product knowledge, skills to develop relationships of trust, and local presence differentiate us from our competition. Technical consultants are subject matter experts and work with salespeople on specific opportunities for their assigned products and segments. Both salespeople and technical consultants have responsibility for identifying new sales opportunities. A team approach and a common customer relationship management system allow for effective coordination among the groups.
Sources of Our Data
The data we use to perform our analytics and power our solutions is sourced through seven different kinds of data arrangements. First, we gather data from our customers within agreements that also permit our customers to use the solutions created from their data. Those agreements remain in effect unless the data contributor chooses to opt out. It is very rare that contributors elect not to continue providing us data. Second, we have agreements with data contributors in which we specify the particular uses of their data and provide their required levels of privacy, protection of data, and where necessary, de-identification of data. The agreements represent no cost to us, generally feature a specified period of time for the data contributions, and require renewal. Third, we “mine” data found inside the transactions supported by our solutions; as an example, we use the claims settlement data generated inside our repair cost estimating solution to improve the cost factors used in our models. Again, those arrangements represent no cost to us, and we obtain the consent of our customers to make use of their data in this way. Fourth, we source data generally at no cost from public sources, including federal, state, and local governments. Fifth, we gather data about the physical characteristics of commercial properties through the direct observation of our field staff members, who also perform property surveys at the request of, and facilitated by, property insurers. Sixth, we independently collect data on geographic and spatially referenced information relating to residential and commercial structures by using the latest remote sensing and machine learning technologies. Lastly, we purchase data from data aggregators under contracts that reflect prevailing market pricing for the data elements purchased, including county tax assessor records, descriptions of hazards such as flood plains and professional licenses. We are the owners of the derivative solutions we create using the data we collect.
Information Technology
Technology
Our information technology systems and the more recent adoption of cloud computing are fundamental to our success. They are used for the storage, processing, access, and delivery of the data that forms the foundation of our business and the development and delivery of the solutions we provide to our customers. Much of the technology we use and provide to our customers is developed, maintained, and supported by approximately 20.0% of our employee population. We generally own, or have secured ongoing rights to use for the purposes of our business, all the customer-facing applications that are material to our operations. We support and implement a mix of technologies and focus on implementing the most efficient technology for any given business requirement or task.
Data Centers
We have two primary data centers in Somerset, New Jersey and Lehi, Utah, creating redundancy and back up capabilities. In addition, we have data centers located in other states dedicated to certain business units.
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
Security
We have adopted a wide range of measures to ensure the security of our IT infrastructure and data. Security measures generally cover the following key areas: physical security, logical security of the perimeter, network security such as firewalls, logical access to the operating systems, deployment of virus detection software, and appropriate policies and procedures relating to removable media such as laptops. All laptops are encrypted, and media leaving our premises and sent to third-party storage facilities are also encrypted. Our commitment to security has earned CyberTrust Security Certification (an industry leader in information security certification) since 2002.
Intellectual Property
We own a significant number of intellectual property rights, including copyrights, trademarks, trade secrets, and patents. Specifically, our policy language, insurance manuals, software, and databases are protected by both registered and common law copyrights and the licensing of those materials to our customers for their use represents a large portion of our revenue. We also own in excess of 500 trademarks in the U.S. and foreign countries, including the names of our products and services and our logos and tag lines, many of which are registered. We believe many of our trademarks, trade names, service marks, and logos to be of material importance to our business, as they assist our customers in identifying our products and services and the quality that stands behind them. We consider our intellectual property to be proprietary, and we rely on a combination of statutory (for example, copyright, trademark, trade secret, and patent) and contractual safeguards in a comprehensive intellectual property enforcement program to protect it wherever it is used.
We also own several patents and have several pending patent applications in the U.S. that complement our products. The patents and patent applications include claims, that pertain to technology, including a patent for our Liability Navigator™ product. We believe the protection of our proprietary technology is important to our success and we will continue to seek to protect those intellectual property assets for which we have expended substantial research and development capital and that are material to our business.
To maintain control of our intellectual property, we enter into license agreements with our customers, granting each customer a license to use our products and services, including our software and databases. This helps maintain the integrity of our proprietary intellectual property and to protect the embedded information and technology contained in our solutions. As a general practice, employees, contractors and other parties with access to our proprietary information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information and technology.
Employees
As of December 31, 2017, we employed 7,079 full-time and 225 part-time employees in our continuing operations. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Our employees include more than 200 actuarial professionals, including 40 Fellows and 38 Associates of the Casualty Actuarial Society as well as 145 Chartered Property Casualty Underwriters, 14 Certified and 19 Associate Insurance Data Managers, and more than 1,000 professionals with advanced degrees, including PhDs in mathematics and statistical modeling who review both the data and the models.
Regulation
Because our business involves the distribution of certain personal, public, and non-public data to businesses and governmental entities that make eligibility, service, and marketing decisions based on such data, certain of our solutions and services are subject to regulation under federal, state, and local laws in the U.S., and to a lesser extent, in foreign countries. Examples of such regulation include the Fair Credit Reporting Act, which regulates the use of consumer credit report information; the Gramm-Leach-Bliley Act, which regulates the use of non public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions; the Drivers Privacy Protection Act, which prohibits the public disclosure, use or resale by any state’s department of motor vehicles of personal information about an individual that was obtained by the department in connection with a motor vehicle record, except for a “permissible purpose”, and various other federal, state, and local laws and regulations.
Those laws generally restrict the use and disclosure of personal information and provide consumers certain rights to know the manner in which their personal information is being used, to challenge the accuracy of such information and/or to prevent the use and disclosure of such information. In certain instances, the laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches in certain circumstances.
We are also licensed as a rating, rate service, advisory, or statistical organization under state insurance codes in all 50 states, Puerto Rico, Guam, the U.S. Virgin Islands, and the District of Columbia. As such an advisory organization, we provide statistical, actuarial, policy language development, and related products and services to P&C insurers, including advisory prospective loss costs, other prospective cost information, manual rules, and policy language. We also serve as an officially designated statistical agent of state insurance regulators to collect policy writing and loss statistics of individual insurers and compile that information into reports used by the regulators.
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

Available Information
We maintain an Investor Relations website on the Internet at investor.verisk.com. We make available free of charge on or through this website, our annual, quarterly, and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC. For access to the filings, click the “SEC Filings" link on the “Financial Information” tab on our Investor Relations homepage. The contents of our website are not incorporated into this filing. Verisk trades on the NASDAQ Global Market in the Nasdaq Global Select Market segment under the ticker symbol “VRSK.” Our stock was first publicly traded on October 7, 2009.
The public may read and copy any materials filed by Verisk with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Security breaches in our facilities, computer networks, and databases may cause harm to our business and reputation and result in a loss of customers. Our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar disruptive problems. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Third-party contractors also may experience security breaches involving the storage and transmission of proprietary information. If users gain improper access to our databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on our networks. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.

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
Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2017, approximately 48.9% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, invoices for certain of our solutions are linked in part to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry that are beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions.
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
Because personal, public and non-public information is stored in some of our databases, we are vulnerable to government regulation and adverse publicity concerning the use of our data. We provide many types of data and services that already are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Driver’s Privacy Protection Act, the European Union’s Data Protection Directive and its successor the General Data Protection Regulation, the Dodd Frank Wall Street Reform and Consumer Protection Act and to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe that the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Similar initiatives are under way in other countries in which we do business or from which we source data. In addition, on October 6, 2015 the Court of Justice of the European Union, or E.U., invalidated the Safe Harbor provisions used by the Company and numerous other U.S. businesses to comply with E.U.’s Data Protection Directive 95/46/EC. The Company has implemented various measures to comply with the Data Protection Directive and the forthcoming General Data Protection Regulation, however, there can be no assurances that such methods will not be invalidated as well. If the Company is unable to comply with the transfer mechanisms adopted pursuant to the Data Protection Directive and the forthcoming General Data Protection Regulation, it will impede the ability to conduct business between the U.S. and the E.U. which could have a material adverse effect on our business, financial position, results of operations or cash flows.
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

In order to finance acquisitions, which are an important part of our long term growth strategy, we may incur substantial additional indebtedness and such increased leverage could adversely affect our business. In particular, the increased leverage could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue other operational and strategic opportunities. The increased leverage, potential lack of access to financing and increased expenses could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The revenues and costs of Wood Mackenzie are primarily denominated in pound sterling. As a result of our acquisition of Wood Mackenzie, we face greater exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. Our operating results could be negatively affected depending on the amount of revenue and expense denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses, and other operating results, when remeasured in U.S. dollars, may differ materially from expectations. Although we may apply certain strategies to mitigate foreign currency risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive. As of December 31, 2017, our ten largest shareholders owned 41.0% of our common stock, including 4.4% of our common stock owned by our Employee Stock Ownership Plan or ESOP. Such stockholders are able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.
Pursuant to our equity incentive plans, options to purchase approximately 8,703,249 shares of common stock were outstanding as of February 16, 2018. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.
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
Our headquarters are in Jersey City, New Jersey. As of December 31, 2017, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	352,765	December 31, 2033
Lehi, Utah	200,000	January 31, 2024
Boston, Massachusetts	69,806	November 30, 2020
White Plains, New York	63,461	September 29, 2021
Houston, Texas	56,584	April 30, 2023

We also lease offices in 24 states in the U.S., and offices outside the U.S. to support our international operations in Argentina, Australia, Austria, Bahrain, Brazil, Canada, China, Denmark, Germany, India, Indonesia, Ireland, Israel, Japan, Kazakhstan, Malaysia, Mexico, Nepal, New Zealand, Nigeria, Peru, Russia, Singapore, South Africa, South Korea, Spain, Thailand, the United Arab Emirates, and the U.K.
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
Intellicorp Records, Inc. Litigation
On September 9, 2015, we were served with a nationwide putative class action complaint filed in the Court of Common Pleas, Cuyahoga County in Ohio naming our subsidiary Intellicorp Records, Inc., or Intellicorp, titled Sherri Legrand v. Intellicorp Records, Inc. and The Cato Corporation et al. Defendants removed the case to the United States District Court for the Northern District of Ohio on October 8, 2015. Plaintiffs filed their First Amended Class Action Complaint on November 5, 2015, or Amended Complaint, which like the prior complaint claims violations of the Fair Credit Reporting Act, or FCRA and alleges two putative class claims against Intellicorp, namely (i) a section 1681k(a) claim on behalf of all individuals who were the subjects of consumer reports furnished by Intellicorp, which contained public record  information in the “Government Sanctions” section of the report on or after September 4, 2013 and continuing through the date the class list is prepared, and (ii) a section 1681e(b) claim on behalf of all individuals who were the subjects of consumer reports furnished by Intellicorp, which contained public record information in the “Government Sanctions” section of the report where the address or social security number of the subject of the report do not match the social security number or address contained in the government database on or after September 4, 2013 and continuing through the date the class list is prepared. Count I of the Amended Complaint alleges that defendant Cato violated the FCRA by procuring consumer reports on the plaintiff and other class members without making the stand-alone disclosure required by FCRA section 1681b(b)(2)(A)(i). Counts II and III allege that Intellicorp violated the FCRA section 1681e (b) by failing to follow reasonable procedures to assure maximum accuracy of the adverse information included in its consumer reports and FCRA section 1681k (a) by failing to maintain strict procedures to assure that the public record information reported, which was likely to have an adverse effect on the consumer was complete and up to date, respectively. The Amended Complaint alleges that defendants acted willfully and seeks statutory damages for the classes in an amount not less than one hundred dollars and not more than one thousand dollars per violation, punitive damages, equitable relief, costs and attorney’s fees.
On April 24, 2017, the parties agreed to resolve the litigation in a Settlement Agreement and Release and plaintiffs filed their Motion for Preliminary Approval of the settlement on the same day. The settlement provides for a non-material cash payment by us, as well as certain non-monetary relief. The District Court granted the Motion for Preliminary Approval on April 25, 2017 and issued its Final Approval Order on October 31, 2017.

Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, we were served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleges that our Roof InSight, Property InSight and Aerial Sketch products infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 436, 840, 152, 880, 770, 732 and 454. On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 376 and 737 to the Patents in Suit. The First Amended Complaint seeks an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, by way of inducement the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 17, 2017, the District Court so ordered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to Pictometry Patents Nos. 880 and 732 and certain enumerated claims or assertions pertaining to Eagle View Patents Nos. 436, 840, 152, 770, 454, 376 and 737, or collectively the “Patents in Suit”.
At this time, it is not reasonably possible to determine the ultimate resolution of, or estimate the liability related to this matter.
Insurance Services Office, Inc. Litigation
On August 1, 2014, we were served with an Amended Complaint filed in the United States District Court for the District of Colorado titled Snyder, et. al. v. ACORD Corp., et al. The action is brought by nineteen individual plaintiffs, on their own behalf and on behalf of a putative class, against more than 120 defendants, including us and ISO. Except for us, ISO and the defendant Acord Corporation, which provides standard forms to assist in insurance transactions, most of the other defendants are property and casualty insurance companies that plaintiffs claim conspired to underpay property damage claims. Plaintiffs claim that we and ISO, along with all the other defendants, violated state and federal antitrust and racketeering laws as well as state common law. On September 8, 2014, the Court entered an Order striking the Amended Complaint and granting leave to the plaintiffs to file a new complaint. On October 13, 2014, plaintiffs filed their Second Amended Complaint, which was re-filed by plaintiffs to correct errors as the Third Amended Complaint. The Third Amended Complaint similarly alleges that the defendants conspired to underpay property damage claims, but does not specifically allege what role we or ISO played in the alleged conspiracy. It claims that we and ISO, along with all the other defendants, violated state and federal antitrust and racketeering laws as well as state common law, and seeks all available relief including injunctive, statutory, actual and punitive damages as well as attorneys’ fees. On January 15, 2016, the Court granted defendants’ motions to dismiss all claims asserted in the Third Amended Complaint. Plaintiffs filed a motion for reconsideration of this dismissal on February 16, 2016. The Court granted defendants’ motion to strike the motion for reconsideration on March 2, 2016 and gave plaintiffs leave to file another motion for reconsideration in accordance with the rules which plaintiffs filed on March 11, 2016 and, which was denied by the Court on April 25, 2016. On April 1, 2016, plaintiffs also filed a Notice of Appeal of the Court’s January 15, 2016 Order, which dismissed all claims in the Third Amended Complaint. Plaintiffs also filed an appeal of the Court’s denial of the motion for reconsideration, which the Court of Appeals for the 10th Circuit consolidated with the appeal of the Court’s January 15, 2016 dismissal. Appellants filed their brief in support of the consolidated appeal on July 21, 2016 and Appellees filed their brief in response on September 21, 2016. On April 6, 2017, the Court of Appeals for the 10th Circuit affirmed the Court’s dismissal of the Third Amended Complaint. Appellants filed a motion for en banc reconsideration of the 10th Circuit’s affirmance of the dismissal of the Third Amended Complaint which was denied on May 26, 2017.  Appellants filed their petition for a writ of certiorari in the Supreme Court on August 24, 2017 which was denied on October 30, 2017. Plaintiffs filed a Petition for Rehearing to the Supreme Court on November 27, 2017 which was denied on January 8, 2018.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. Our common stock was first publicly traded on October 7, 2009. As of February 16, 2018, the closing price of our common stock was $98.79 per share, as reported by the NASDAQ Global Select Market. As of February 16, 2018, there were approximately 41 stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders, because a large portion of common stock is held in “street name” by brokers.
We have not paid or declared any cash dividends on our common stock during the two most recent fiscal years and we currently do not intend to pay dividends on our common stock. We have a publicly announced share repurchase plan and repurchased a total of 53,992,688 shares since our IPO through December 31, 2017. As of December 31, 2017, we had 379,124,108 shares of treasury stock.
The following table shows the quarterly range of the closing high and low per share trading prices for our common stock as reported by the NASDAQ Global Select Market for the years ending December 31:

	2017		2016
	High	Low	High	Low
Fourth Quarter	$96.45	$83.33	$84.15	$79.36
Third Quarter	$87.32	$79.23	$85.75	$79.43
Second Quarter	$84.37	$76.75	$81.08	$76.00
First Quarter	$85.19	$79.35	$79.92	$65.95

Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested in our common stock, with the cumulative total return (assuming reinvestment of dividends) on $100 invested in the S&P 500 Index and an aggregate of peer issuers in the information industry. The peer issuers used for this graph are Equifax Inc., Factset Research Systems Inc., IHS Markit, MSCI Inc., Moody’s Corporation, S&P Global, and Nielsen Holdings plc. Each peer issuer was weighted according to its respective market capitalization on December 31, 2012.
COMPARISON OF CUMULATIVE TOTAL RETURN
Assumes $100 Invested on December 31, 2012
Assumes Dividend Reinvested
Fiscal Year Ended December 31, 2017

Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during 2017.
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program, or Repurchase Program, since May 2010, of up to $2.8 billion. As of December 31, 2017, $366.2 million remains available for share repurchases. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. We had no share repurchases for the quarter ended December 31, 2017.

Item 6.	Selected Financial Data
The following selected historical financial data should be read in conjunction with, and are qualified by reference to, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014, and 2013 are derived from consolidated financial statements that are not included in this annual report on Form 10-K. Results for the year ended December 31, 2017 are not necessarily indicative of results that may be expected in any other future period.
Between January 1, 2013 and December 31, 2017, we acquired 22 businesses (most notably Wood Mackenzie on May 19, 2015), which may affect the comparability of our consolidated financial statements. Our consolidated financial statements have been retroactively adjusted in all periods presented to give recognition to the discontinued operations of our heathcare business and mortgage services business. The following table sets forth our statement of operations for the years ended December 31:

	2017	2016	2015	2014	2013

	(In millions, except for share and per share data)
Revenues:
Decision Analytics	$1,374.9	$1,270.9	$1,072.5	$780.5	$705.9
Risk Assessment	770.3	724.3	688.2	650.6	618.3
Revenues	2,145.2	1,995.2	1,760.7	1,431.1	1,324.2
Expenses:
Cost of revenues (exclusive of items shown separately below)	783.8	714.4	612.0	516.0	472.5
Selling, general and administrative	322.8	301.6	278.3	187.3	186.8
Depreciation and amortization of fixed assets	135.6	119.1	96.6	65.4	49.2
Amortization of intangible assets	101.8	92.5	70.4	30.1	36.2
Total expenses	1,344.0	1,227.6	1,057.3	798.8	744.7
Operating income	801.2	767.6	703.4	632.3	579.5
Other income (expense):
Investment income and others, net	9.2	6.1	16.9	0.2	0.3
Gain on derivative instruments	—	—	85.2	—	—
Interest expense	(119.4)	(120.0)	(121.4)	(70.0)	(76.1)
Total other expense, net	(110.2)	(113.9)	(19.3)	(69.8)	(75.8)
Income before income taxes from continuing operations	691.0	653.7	684.1	562.5	503.7
Provision for income taxes	(135.9)	(202.2)	(196.6)	(208.5)	(184.8)
Income from continuing operations	555.1	451.5	487.5	354.0	318.9
Income from discontinued operations, net of tax (1)	—	139.7	20.1	46.0	29.5
Net income	$555.1	$591.2	$507.6	$400.0	$348.4
Basic net income per share
Income from continuing operations	$3.36	$2.68	$2.95	$2.14	$1.90
Income from discontinued operations	—	0.83	0.12	0.27	0.17
Basic net income per share	$3.36	$3.51	$3.07	$2.41	$2.07
Diluted net income per share
Income from continuing operations	$3.29	$2.64	$2.89	$2.10	$1.85
Income from discontinued operations	—	0.81	0.12	0.27	0.17
Diluted net income per share	$3.29	$3.45	$3.01	$2.37	$2.02
Weighted average shares outstanding:
Basic	165,168,224	168,248,304	165,090,380	165,823,803	168,031,412
Diluted	168,688,868	171,171,572	168,451,343	169,132,423	172,276,360

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance for the years ended December 31:

	2017	2016	2015	2014	2013

	(In millions)
Other data:
EBITDA (2):
Decision Analytics EBITDA	$589.1	$835.8	$647.7	$489.8	$413.4
Risk Assessment EBITDA	458.7	415.5	406.5	368.8	346.9
EBITDA	$1,047.8	$1,251.3	$1,054.2	$858.6	$760.3
The following is a reconciliation of net income to EBITDA:
Net income	$555.1	$591.2	$507.6	$400.0	$348.4
Depreciation and amortization of fixed and intangible assets from continuing operations	237.4	211.6	167.0	95.5	85.4
Interest expense from continuing operations	119.4	120.0	121.4	70.0	76.1
Provision for income taxes from continuing operations	135.9	202.2	196.6	208.5	184.8
Depreciation, amortization, interest and provision for income taxes from discontinued operations	—	126.3	61.6	84.6	65.6
EBITDA	$1,047.8	$1,251.3	$1,054.2	$858.6	$760.3
The following table sets forth our consolidated balance sheet data as of the years ended December 31:

	2017	2016	2015	2014	2013

	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$142.3	$135.1	$138.3	$39.3	$165.8
Total assets	$6,020.3	$4,631.2	$5,593.7	$2,335.1	$2,492.8
Total debt (3)	$3,008.8	$2,387.0	$3,145.7	$1,426.7	$1,264.2
Stockholders’ equity	$1,925.4	$1,332.4	$1,372.0	$211.0	$547.6

(1)
On June 1, 2016 and March 11, 2014, we sold our healthcare business and mortgage services business, respectively. Results of operations for the healthcare and mortgage services businesses are reported as discontinued operations for the year ended December 31, 2016 and for all prior periods presented. As necessary, the amounts have been retroactively adjusted in all periods presented to give recognition to the discontinued operations. See Note 9 of our consolidated financial statements included in this annual report on Form 10-K.

(2)
EBITDA is the financial measure that management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. Because EBITDA is calculated from net income, this presentation includes EBITDA from discontinued operations of our healthcare business and mortgage services business. In addition, references to EBITDA margin, which is computed as EBITDA divided by revenues from continuing and discontinued operations. See Note 17 of our consolidated financial statements included in this annual report on Form 10-K.

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
We organize our business in two segments: Decision Analytics and Risk Assessment. Our Decision Analytics segment provides solutions to our customer in insurance, energy and specialized markets, and financial services. Our Decision Analytics segment revenues represented approximately 64.1% and 63.7% of our revenues for the years ended December 31, 2017 and 2016, respectively. Our Risk Assessment segment provides statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our Risk Assessment segment revenues represented 35.9% and 36.3% of our revenues for the years ended December 31, 2017 and 2016, respectively.

On June 1, 2016, we sold our healthcare business, Verisk Health. Results of operations for the healthcare business are reported as discontinued operations for the year ended December 31, 2016 and for all prior periods presented. See Note 9 of our consolidated financial statements included in this annual report on Form 10-K. As necessary, the amounts have been retroactively adjusted in all periods presented to give recognition to the discontinued operations.

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
Certain of our solutions are also paid for by our customers on a transactional basis. For example, we have solutions that allow our customers to obtain property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, medical or workers’ compensation claim with information in our databases. We also provide advisory services, which help our customers get more value out of our analytics and their subscriptions. For the years ended December 31, 2017 and 2016, 19.2% and 16.5% of our revenues were derived from providing transactional recurring and non-recurring solutions, respectively. We earn these revenues as our solutions are delivered or services performed. In general, they are billed monthly at the end of each month.
For the years ended December 31, 2017 and 2016, 75.2% and 78.6% of the revenues in our Decision Analytics segment were derived from subscriptions and long-term agreements for our solutions, respectively. For the years ended December 31, 2017 and 2016, 90.8% and 92.0% of the revenues in our Risk Assessment segment were derived from subscriptions and long-term agreements for our solutions, respectively. Our customers in this segment include most of the P&C insurance providers in the U.S.
Principal Operating Costs and Expenses
Personnel expenses are a major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 50.1% and 47.7% of our total expenses for the years ended December 31, 2017 and 2016, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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
A significant change in P&C insurers’ profitability could affect the demand for our solutions. For insurers, the keys to profitability include increasing investment income, premium growth and disciplined underwriting of risks. Investment income remains under pressure as a result of low interest rates. Growth in P&C insurers’ direct written premiums is cyclical, with total industry premium growth receding from a peak of 14.8% in 2002 to a trough of negative 3.1% in 2009 and subsequently recovering to 4.4% in 2012, 4.3% in 2013, 4.4% in 2014, 3.7% in 2015 and 3.7% in 2016.  In recent years, we have signed multi-year contracts with certain customers, and pricing is fixed at the beginning of each multi-year period; pricing for other customers is still linked to prior years' premiums.
Based on our experience, insurers more closely scrutinize their spending in periods of more challenging growth and tend to focus on making an underwriting profit.  In addition, 2017 has been a challenging year for insurers with the catastrophe losses related to the three major hurricanes - Harvey, Irma, and Maria - making landfall in the U.S. in the third quarter 2017 causing insurance industry’s net income to decline. These events also illustrate the need for broader coverages, such as flood to meet the changing needs of communities. We continue to provide the necessary resources to meet insurer needs.

Trends in catastrophe and non-catastrophe weather losses can have an effect on our customers’ profitability, and therefore on their appetite for buying analytics to help them manage their risks. Any increase or decrease in frequency or severity of weather events over time could lead to an increased or decreased demand for our catastrophe modeling, catastrophe loss information, and repair cost solutions. Likewise, any structural changes in the reinsurance and related brokerage industry from the recent influx of alternative capital or newer technologies could affect demand for our products. We also have a portion of our revenue related to the number of claims processed due to losses, which can be impacted by seasonal storm activity. The need by our customers to fight insurance fraud - both in claims and at policy inception - could lead to increased demand for our underwriting and claims solutions.
Trends in the energy, chemicals, and metals and mining sectors and activity in financial markets can influence our revenues. During 2017, oil prices showed a modest improvement and we expect a continued sense of optimism in the energy markets in 2018. In the upstream sector there are five global trends. First, capital investments are anticipated to grow moderately in 2018, signaling an end to the period of reductions since 2014. Second, there is a surge in tight oil production in 2018 driven by a considerable increase from the Permian Basin in the U.S. (a region benefiting from new fracking production technology). Third, over-supplies in the service sector provide an opportunity for operators to lock in prices below historical market rates. Fourth, opportunities from discovered resources and exploration have been increasingly undertaken. Several Middle Eastern countries expect to award significant contracts to further develop discovered resources. In addition, there will likely be growing interest in Latin American opportunities. Fifth, many countries are reviewing their existing fiscal policies to ensure that they are competitive, as well as developing new terms to attract investment in new opportunities. In terms of the wider energy sector, we foresee the continued growth of the electric vehicle market, albeit from a low base, which is anticipated to develop into one of the most disruptive forces in the sector.  Falling renewable energy costs around the world will also underpin the ongoing shift towards a low carbon economy. We will continue to evolve our offerings to meet the needs of our customers in a dynamic market and remain increasingly well positioned to serve our customers' information and analytical needs.
Market trends continue to influence our financial services vertical in important ways.  As we look forward towards 2018, increasing trends in delinquency and fraud rates have resulted in an increased demand for robust risk solutions. In order to better serve our customers, add to our data asset, and expand our expertise, we made a number of strategic acquisitions in the past year, most importantly (1) G2, which provides merchant risk intelligence solutions for acquirers, commercial banks and their value chain partners. G2 provides solutions to manage and monitor merchant and business risk within an increasingly complex payments ecosystem using advanced artificial intelligence technologies combined with expert analysts. (2) LCI, a company that provides bankruptcy management solutions to improve customer's profitability through recovery of bankrupt accounts while protecting the customer's brand by conforming to industry compliance. LCI maintains bankruptcy data (servicing more than 1.3 billion accounts), bankruptcy process automation software, expert services, and research to automate expensive processes in the bankruptcy lifecycle. (3) Fintellix, a company that provides Risk and Regulatory Reporting solutions to enterprise banks at a significantly lower cost of compliance, as well as jumpstarting analytics capabilities in smaller and regional banks. We stand confident of our position with these acquisitions, with the proprietary data and solutions we offer, to help our customers achieve their business and regulatory objectives.
Description of Acquisitions
We acquired twenty-one businesses since January 1, 2015. These acquisitions affect the comparability of our consolidated results of operations between periods. See Note 8 to our consolidated financial statements included in this annual report on Form 10-K for further discussions on the below acquisitions.
2017 Acquisitions
On December 29, 2017, we acquired 100 percent of the stock of PowerAdvocate, Inc., or PowerAdvocate, a provider of market, cost intelligence, and supply chain solutions serving the energy sector. Within our Decision Analytics segment, PowerAdvocate expands our offerings to the energy sector by adding proprietary spend data and cost models and providing insight into customers' cost savings opportunities.
On December 22, 2017, we acquired the net assets of Service Software, LLC., or Service Software, a provider of business management software for the construction industry. Within our Decision Analytics segment, Service Software expands our offerings to the insurance sector by integrating with the existing loss quantification solutions, which makes it possible for restoration professionals to save time by sharing job information, reducing duplicate data entry, and increasing productivity.
On November 9, 2017, we acquired 100 percent of the stock of Rebmark Legal Solutions Ltd., or Rebmark, a provider of injury claims solutions, within the Decision Analytics segment. Rebmark’s solutions aid claimant and defendant lawyers, barristers, and claims handlers with the preparation of schedules of loss, which is useful in complex, high-value injury claims where calculations can be time-consuming and there is greater potential for error.
On August 31, 2017, we acquired 100 percent of the stock of Lundquist Consulting, Inc., or LCI, a provider of risk insight, prediction, and management solutions for banks and creditors. LCI has become part of the financial services vertical within the Decision Analytics segment. This acquisition brings together our proprietary data assets and LCI's proprietary time-series data, including consumer and commercial bankruptcies, consumer behavior, and legal and technical terms associated with debtor settlements.
On August 23, 2017, we acquired 100 percent of the stock of Sequel Business Solutions Ltd., or Sequel, a provider of commercial and specialty insurance and reinsurance software based in the U.K. Sequel has become part of the insurance vertical within the Decision Analytics segment. The acquisition of Sequel further enhances our comprehensive offerings to the global complex commercial and specialty insurance industry, enabling integrated global data analytics through a specialized end-to-end workflow solution.
On August 3, 2017, we acquired 100 percent of the stock of G2 Web Services LLC, or G2, a provider of merchant risk intelligence solutions for acquirers, commercial banks, and other payment system providers. G2 has become part of the financial services vertical within the Decision Analytics segment. The acquisition of G2 positions us to further enhance our offerings to clients and partners, by providing solutions that help fight fraud, transaction laundering, and reputational risk within the global payments and e-commerce ecosystem.
During the three months ended June 30, 2017, we acquired the net assets of Blue Skies Consulting, LLC, ControlCam, LLC, Krawietz Aerial Photography, LLC, Richard Crouse & Associates, Inc., Rocky Mountain Aerial Surveys, Inc., Skyview Aerial Photo, Inc., and Valley Air Photos, LLC , altogether the Aerial Imagery acquisitions, a group of similar but unrelated companies, which give us broad geographic coverage of the U.S. for aerial image capture purposes. The Aerial Imagery acquisitions provide multi-spectral aerial photographic services with expertise in offering digital photogrammetric and remote sensing data for mapping and surveying applications. Within our Decision Analytics segment, the Aerial Imagery acquisitions enable us to enhance and maintain its database of images with the required frequency, resolution, and coverage across the U.S. to support our objective as the leading provider of loss quantification data, analytics, and decision-support solutions to the insurance industry, and the photogrammetry, surveying, mapping, and other related markets.

On May 19, 2017, we acquired 100 percent of the stock of MAKE Consulting A/S, or MAKE, a research and advisory business specializing in wind power. MAKE has become part of the energy and specialized markets vertical within the Decision Analytics segment. MAKE enhances our offering to existing customers and forms a market analysis and advisory consortium on renewables and the transformation of the global electricity industry. With detailed coverage of power market fundamentals, solar, wind, energy storage, and grid edge technologies, the energy and specialized markets vertical is positioned to bring customers market analysis and insight on the evolution of the energy landscape and provide a comprehensive platform for the future.
On March 31, 2017, we acquired 100 percent of the stock of Fintellix Solutions Private Limited, or Fintellix, a Bangalore-based data solutions company specializing in the development of data management platforms and regulatory reporting solutions for financial institutions. Fintellix has become part of the financial services vertical within the Decision Analytics segment. The acquisition of Fintellix positions us to expand the data hosting and regulatory platforms and better address the increasingly complex needs of its customers.
On February 24, 2017, we acquired 100 percent of the stock of Emergent Network Intelligence Limited, or ENI, a developer in insurance claims efficiency and fraud detection solutions based in the U.K.. With the acquisition of ENI within the Decision Analytics segment, our customers in the U.K. can take advantage of technologically advanced tools that allow them to improve motor vehicle claims workflow and reduce their costs and exposure to fraud.
On February 16, 2017, we acquired 100 percent of the stock of Healix International Holdings Limited, or Healix, a software analytics provider in automated medical risk assessment for the travel insurance industry. Healix is within our Risk Assessment segment. The acquisition further expands our offerings for the global insurance industry, providing solutions that are embedded with customer workflows and can help underwrite medical coverage for travelers with greater speed, accuracy, and efficiency.
On January 21, 2017, we acquired 100 percent of the stock of Arium Limited, or Arium. Arium specializes in liability risk modeling and decision support. Arium has become part of the insurance vertical within the Decision Analytics segment, and enables us to provide its customers with additional modeling solutions and analytics for the casualty market.
2016 Acquisitions
On November 23, 2016, we acquired the net assets of IntelliStance, LLC, or MarketStance, a provider of market intelligence data and analytics to the property/casualty insurance market. MarketStance has become part of our Risk Assessment segment. MarketStance has built a proprietary analytics model to provide actionable insights on customer's profitability that enhances our existing offerings.
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
On August 19, 2016, we acquired the net assets of data and subscriptions business of Quest Offshore Resources, Inc, or Quest Offshore, which supplies market intelligence to the offshore oil and gas sector. The data and subscriptions business has become part of the energy vertical within the Decision Analytics segment and complements its existing upstream analysis expertise.

On July 26, 2016, we acquired 100 percent of the stock of Greentech Media, Inc., or Greentech Media, an information services provider for the electricity and renewables sector. Greentech Media has become part of the energy vertical within the Decision Analytics segment and enables us to provide our customers with market intelligence across several categories, including solar generation, energy storage, and smart grids that react to changes in supply and demand.

On April 14, 2016, we acquired 100 percent of the stock of Risk Intelligence Ireland Limited, or RII, a provider of fraud detection, compliance, risk control, and process automation services to the Irish insurance industry. RII enhances the ability of our Risk Assessment segment to serve the international insurance market.

2015 Acquisitions

On November 20, 2015, we acquired 100 percent of the stock of The PCI Group, or PCI. PCI is a consortium of five specialist companies that offer integrated data and subscriptions research in the chemicals, fibers, films, and plastics sectors. PCI has become part of the energy vertical, and continues to provide services to enhance our chemicals capabilities in the Decision Analytics segment.
On November 6, 2015, we acquired 100 percent of the stock of Infield Systems Limited, or Infield. Infield is a provider of business intelligence, analysis, and research to the oil, gas, and associated marine industries. Infield has become part of the energy vertical and continues to provide services to enhance our upstream and supply chain capabilities in the Decision Analytics segment.
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

Description of Discontinued Operations

On June 1, 2016, we sold our healthcare business, Verisk Health, for a price of $714.6 million. Results of operations for the healthcare business are reported as discontinued operations for the year ended December 31, 2016 and for all prior periods presented. See Note 9 to our consolidated financial statements included in this annual report on Form 10-K.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Consolidated Results of Continuing Operations
Revenues
Revenues were $2,145.2 million for the year ended December 31, 2017 compared to $1,995.2 million for the year ended December 31, 2016, an increase of $150.0 million or 7.5%. Excluding revenues of $61.3 million from RII, Greentech Media, Quest Offshore, Analyze Re, GeoInformation, MarketStance, Arium, Healix, ENI, Fintellix, MAKE, Aerial Imagery acquisitions, G2, Sequel, LCI, Rebmark, and Service Software, collectively referred to as our recent acquisitions, our revenue growth was $88.7 million or 4.5%. Revenues within our Decision Analytics segment, excluding our recent acquisitions of Greentech Media, Quest Offshore, Analyze Re, Arium, ENI, Fintellix, MAKE, Aerial Imagery acquisitions, G2, Sequel, LCI, Rebmark, and Service Software, increased by $54.7 million or 4.3%. Revenue growth within Decision Analytics was primarily driven by our insurance categories. Revenues in our Risk Assessment segment, excluding our recent acquisitions of RII, GeoInformation, MarketStance, and Healix increased by $34.0 million or 4.7%. Both types of categories within Risk Assessment, industry-standard insurance programs and property-specific rating and underwriting information, contributed to its revenue growth. Refer to the Results of Continuing Operations by Segment within this section for further information regarding our revenues.
Cost of Revenues
Cost of revenues was $783.8 million for the year ended December 31, 2017 compared to $714.4 million for the year ended December 31, 2016, an increase of $69.4 million or 9.7%. Our recent acquisitions accounted for an increase of $45.3 million in cost of revenues, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $24.1 million or 3.4%. The increase was primarily due to increases in salaries and employee benefits cost of $30.7 million, data costs and data processing fees of $6.1 million, information technology expense of $1.7 million and other operating costs of $0.1 million. These increases were offset by a decrease in a nonrecurring ESOP charge of $14.5 million which occurred in 2016. The ESOP charge was related to the stretch-out of our ESOP loan, which was paid off in 2015.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $322.8 million for the year ended December 31, 2017 compared to $301.6 million for the year ended December 31, 2016, an increase of $21.2 million or 7.0%. Our recent acquisitions accounted for an increase of $13.7 million in SGA, primarily related to salaries and employee benefits and transaction costs. Excluding the impact of our recent acquisitions, SGA increased $7.5 million or 2.5%. The increase was primarily due to increases in salaries and employee benefits of $8.8 million, professional consulting fees of $4.0 million and other general and administrative of $0.2 million. These increases were offset by a decrease in information technology expense of $1.2 million and a 2016 ESOP charge of $4.3 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $135.6 million for the year ended December 31, 2017 compared to $119.1 million for the year ended December 31, 2016, an increase of $16.5 million or 13.8%. The increase in depreciation and amortization of fixed assets includes depreciation and amortization related to our recent acquisitions of $3.8 million. The remaining increase primarily relates to depreciation and amortization of hardware and software development costs placed into production to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $101.8 million for the year ended December 31, 2017 compared to $92.5 million for the year ended December 31, 2016, an increase of $9.3 million or 10.1%. The increase in amortization of intangible assets was primarily related to our recent acquisitions of $13.5 million offset by currency fluctuations impacting amortization denominated in currencies other than U.S. dollars.
Investment Income and Others, Net
Investment income and others, net was a gain of $9.2 million for the year ended December 31, 2017 compared to $6.1 million for the year ended December 31, 2016, an increase of $3.1 million. The increase was primarily related to an increase in interest income of $5.1 million generated from the subordinated promissory note associated with the divestiture of our healthcare business. This increase was offset by a gain on sale of equity investments of $1.5 million in 2016.
Interest Expense
Interest expense was $119.4 million for the year ended December 31, 2017 compared to $120.0 million for the year ended December 31, 2016, a decrease of $0.6 million or 0.5%. As a result of the Second Amendment to the Credit Facility in May 2016, which reduced the borrowing capacity from $1,750.0 million to $1,500.0 million.
Provision for Income Taxes
The provision for income taxes was $135.9 million for the year ended December 31, 2017 compared to $202.2 million for the year ended December 31, 2016, a decrease of $66.3 million or 32.8%. The effective tax rate was 19.7% for the year ended December 31, 2017 compared to 30.9% for the year ended December 31, 2016. The decrease in the effective tax rate in 2017 compared to 2016 was primarily due to lowered federal income tax rates as a result of U.S. Tax Reform and the adoption of ASU No. 2016-09, partially offset by legislation enacted in the U.K.
Net Income
The net income margin for our consolidated results, including discontinued operations, was 25.9% for the year ended December 31, 2017 compared to 28.1% for the year ended December 31, 2016. Our net income margin for the year ended December 31, 2017 was positively impacted by the 2017 tax reform legislation of 4.2%. Our net income margin for the year ended December 31, 2016 was positively impacted by the discontinued operations, including the gain on sale of our healthcare business of 5.5% and lowered by an ESOP charge of 0.6%.
EBITDA
The EBITDA margin for our consolidated results, including discontinued operations, was 48.8% for the year ended December 31, 2017 compared to 59.4% for the year ended December 31, 2016. Our EBITDA margin for the year ended December 31, 2016 was positively impacted by the discontinued operations, including the gain on sale of our healthcare business, of 10.0%, which was partially offset by the impact from an ESOP charge of 0.9%.

Results of Continuing Operations by Segment
Decision Analytics
Revenues
Revenues for our Decision Analytics segment were $1,374.9 million for the year ended December 31, 2017 compared to $1,270.9 million for the year ended December 31, 2016, an increase of $104.0 million or 8.2%. Excluding revenues of $49.3 million from our recent acquisitions of Greentech Media, Quest Offshore, Analyze Re, Arium, ENI, Fintellix, MAKE, Aerial Imagery acquisitions, G2, Sequel, LCI, Rebmark, and Service Software, Decision Analytics revenues increased $54.7 million or 4.3%.
Our revenue by category for the periods presented is set forth below for the years ended December 31:

	2017	2016	Percentage Change

	(In millions)
Insurance	$784.7	$699.8	12.1%
Energy and specialized markets	444.7	442.8	0.4%
Financial services	145.5	128.3	13.4%
Total Decision Analytics	$1,374.9	$1,270.9	8.2%
Our insurance revenue increased $84.9 million or 12.1%. Excluding revenues of $17.1 million from our recent acquisitions of Analyze Re, Arium, ENI, Aerial Imagery acquisitions, Sequel, Rebmark, and Service Software, our insurance revenue increased $67.8 million or 9.7%. The increase was primarily due to an increase within our loss quantification solutions, insurance anti-fraud claims revenue, catastrophe modeling services, and underwriting solutions.
Our energy and specialized markets revenue increased $1.9 million or 0.4%. Excluding revenues of $11.4 million from our recent acquisitions of Greentech Media, Quest Offshore, and MAKE, our energy and specialized markets revenue decreased $9.5 million or 2.2% due to the continuing end-market and currency tailwinds affecting the energy business and declines in our environmental health and safety services.
Our financial services revenue increased $17.2 million or 13.4%. Excluding revenues of $20.8 million from our recent acquisitions of Fintellix, G2, and LCI, our financial services revenue decreased $3.6 million or 2.8%. The decrease was primarily due to several contract completions in 2016 partially offset by growth in media effectiveness solutions.
Cost of Revenues
Cost of revenues for our Decision Analytics segment was $557.0 million for the year ended December 31, 2017 compared to $490.7 million for the year ended December 31, 2016, an increase of $66.3 million or 13.5%. Our recent acquisitions within the Decision Analytics segment represented an increase of $39.6 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $26.7 million or 5.5%. The increase was primarily due to increases in salaries and employee benefits of $22.9 million, data costs and data processing fees of $5.8 million, information technology expense of $2.6 million, and other operating costs of $1.6 million. These increases were offset by a decrease in an ESOP charge of $6.2 million that occurred in 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Decision Analytics segment were $238.3 million for the year ended December 31, 2017 compared to $214.9 million for the year ended December 31, 2016, an increase of $23.4 million or 10.9%. Our recent acquisitions within the Decision Analytics segment, accounted for an increase of $12.2 million in SGA, was primarily related to salaries and employee benefits and transaction costs. Excluding costs associated with our recent acquisitions, SGA increased $11.2 million or 5.3%. The increase was primarily due to increases in salaries and employee benefits of $8.3 million, professional consulting fees of $3.7 million, and other general expenses of $1.8 million. These increases were offset by a decrease in information technology expense of $0.7 million and a decrease in an ESOP charge of $1.9 million that occurred in 2016.

EBITDA
The EBITDA margin for our Decision Analytics segment was 42.8% for the year ended December 31, 2017 and including our discontinued operations 60.4% for the year ended December 31, 2016. Our EBITDA margin for the year ended December 31, 2016 was positively impacted by the discontinued operations, including the gain on sale of our healthcare business, of 15.6%.
Risk Assessment
Revenues
Revenues for our Risk Assessment segment were $770.3 million for the year ended December 31, 2017 compared to $724.3 million for the year ended December 31, 2016, an increase of $46.0 million or 6.4%. Excluding revenues of $12.0 million from our recent acquisitions of RII, GeoInformation, MarketStance, and Healix, revenues for our Risk Assessment increased $34.0 million or 4.7% for the year ended December 31, 2017. Our industry-standard insurance programs revenue, excluding revenues of $11.3 million from our recent acquisitions of RII, MarketStance and Healix, increased $28.3 million or 5.1%. Our property-specific rating and underwriting information revenue, excluding revenue of $0.7 million from our recent acquisition of GeoInformation, increased $5.7 million or 3.3%. Revenue growth within this segment primarily resulted from an increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers.
Our revenue by category for the periods presented is set forth below for the years ended December 31:

	2017	2016	Percentage Change

	(In millions)
Industry-standard insurance programs	$593.6	$554.1	7.1%
Property-specific rating and underwriting information	176.7	170.2	3.8%
Total Risk Assessment	$770.3	$724.3	6.4%
Cost of Revenues
Cost of revenues for our Risk Assessment segment was $226.8 million for the year ended December 31, 2017 compared to $223.7 million for the year ended December 31, 2016, an increase of $3.1 million or 1.4%. Our recent acquisitions within this segment represented an increase of $5.7 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues decreased $2.6 million or 1.2%. The decrease was primarily due to a decrease in an ESOP charge of $8.3 million that occurred in 2016, decreases in information technology expense of $0.9 million and other operating costs of $1.5 million. These decreases were offset by increases in salaries and employee benefit costs of $7.8 million and data costs and data processing fees of $0.3 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Risk Assessment segment were $84.5 million for the year ended December 31, 2017 compared to $86.7 million for the year ended December 31, 2016, a decrease of $2.2 million or 2.6%. Our recent acquisitions within this segment accounted for the $1.5 million in SGA expenses, which was primarily related to salaries and employee benefits and transaction costs. Excluding costs associated with our recent acquisitions, SGA decreased $3.7 million or 4.3%. The decrease was primarily due to the elimination of an ESOP charge of $2.4 million that occurred in 2016, decreases in information technology expenses of $0.5 million, and other general expense of $1.6 million. These decreases were offset by increases in salaries and employee benefit costs of $0.5 million and professional consulting costs of $0.3 million.
EBITDA
The EBITDA margin for our Risk Assessment segment was 59.5% for the year ended December 31, 2017 compared to 57.4% for the year ended December 31, 2016. The margin for the year ended December 31, 2016 was negatively impacted by an ESOP charge of 1.5%.

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
Cost of Revenues

Cost of revenues was $714.4 million for the year ended December 31, 2016 compared to $612.0 million for the year ended December 31, 2015, an increase of $102.4 million or 16.7% . Our recent acquisitions accounted for an increase of $56.1 million in cost of revenues, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $46.3 million or 7.8%. The increase was primarily due to increases in salaries and employee benefits cost of $27.2 million and an ESOP charge of $14.5 million. Other increases include information technology expense of $5.3 million and data costs and data processing fees of $0.9 million. These increases were offset by a decrease in other operating costs of $1.6 million.
Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SGA, were $301.6 million for the year ended December 31, 2016 compared to $278.3 million for the year ended December 31, 2015, an increase of $23.3 million or 8.3%. Our recent acquisitions accounted for an increase of $12.2 million in SGA, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, SGA increased $11.1 million or 4.5%. The increase was primarily due to increases in salaries and employee benefits of $5.6 million, an ESOP charge of $4.3 million, and professional consulting fees of $3.0 million. These increases were offset by decreases in information technology expense of $0.9 million and other general and administrative of $0.9 million.
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
Results of Continuing Operations by Segment
Decision Analytics
Revenues

Revenues for our Decision Analytics segment were $1,270.9 million for the year ended December 31, 2016 compared to $1,072.5 million for the year ended December 31, 2015, an increase of $198.4 million or 18.5%. Excluding revenues of $149.1 million from Wood Mackenzie (for the first and second quarters) and our recent acquisitions of Infield, PCI, Greentech Media, Quest Offshore, and Analyze Re, Decision Analytics revenues increased $49.3 million or 4.8%.
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
EBITDA

The EBITDA margin for our Decision Analytics segment, including our discontinued operations, was 60.4% for the year ended December 31, 2016 and 46.9% for the year ended December 31, 2015. Our EBITDA margin for the year ended December 31, 2016 was positively impacted by the discontinued operations, including the gain on sale of our healthcare business, of 15.6%, which was partially offset by the impact from an ESOP charge of 0.6%. The nonrecurring derivative gain, net of transaction costs related to the Wood Mackenzie acquisition and the warrant exercise and payout, positively impacted our EBITDA margin by 5.4%, which was offset by the impact from the discontinued operations of 5.9% for year ended December 31, 2015.
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

Cost of Revenues

Cost of revenues for our Risk Assessment segment was $223.7 million for the year ended December 31, 2016 compared to $200.0 million for the year ended December 31, 2015, an increase of $23.7 million or 11.9%. Our recent acquisitions within this segment represented an increase of $1.3 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $22.4 million or 11.2%. The increase was primarily due to increases in salaries and employee benefit costs of $10.3 million, an ESOP charge of $8.3 million, data costs and data processing fees of $1.1 million, information technology expense of $1.1 million, and other operating costs of $1.6 million.
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

Quarterly Results of Operations
The following table sets forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2017. In management’s opinion, the quarterly data has been prepared on the same basis as the audited consolidated financial statements included in this annual report on Form 10-K, and reflects all necessary adjustments for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Full Year

	2017				2017
	(in millions, except for per share data)
Statement of operations data:
Revenues	$502.6	$523.2	$549.1	$570.3	$2,145.2
Operating income	$187.7	$195.0	$208.4	$210.1	$801.2
Net income	$108.8	$121.0	$120.7	$204.6	$555.1
Basic net income per share:	$0.65	$0.73	$0.73	$1.24	$3.36
Diluted net income per share:	$0.64	$0.72	$0.72	$1.22	$3.29
	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Full Year

	2016				2016
	(in millions, except for per share data)
Statement of operations data:
Revenues	$492.7	$498.3	$498.1	$506.1	$1,995.2
Operating income	$192.6	$191.1	$198.4	$185.5	$767.6
Income from continuing operations	$109.7	$106.7	$127.6	$107.5	$451.5
Income from discontinued operations	$(17.1)	$155.0	$—	$1.8	$139.7
Net income	$92.6	$261.7	$127.6	$109.3	$591.2
Basic net income per share:	$0.55	$1.56	$0.76	$0.65	$3.51
Diluted net income per share:	$0.54	$1.53	$0.74	$0.64	$3.45
Liquidity and Capital Resources
As of December 31, 2017 and 2016, we had cash and cash equivalents and available-for-sale securities of $146.1 million and $138.5 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our consolidated capital expenditures as a percentage of consolidated revenues for the years ended December 31, 2017 and 2016, were 8.6% and 7.4%, respectively. We estimate our capital expenditures for 2018 will be approximately $230.0 million, which primarily consists of expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal-use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer

Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.”
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2017, 2016 and 2015, we repurchased $276.3 million, $326.8 million and $20.4 million, respectively, of our common stock.
Financing and Financing Capacity
We had total debt, excluding capital lease obligations, the discounts and debt issuance costs on our senior notes and our committed senior unsecured Syndicated Revolving Credit Facility, or the Credit Facility, of $3,015.0 million and $2,400.0 million at December 31, 2017 and 2016, respectively. The debt at December 31, 2017 primarily consists of senior notes issued in 2015, 2012 and 2011 and borrowings outstanding under the Credit Facility described below. Interest on the senior notes is payable semi-annually each year. The discount and debt issuance costs were recorded as "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-K over the life of the respective senior note. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. As of December 31, 2017, we had senior notes with an aggregate principal amount of $2,300.0 million outstanding, and we were in compliance with our financial debt covenants.
We have a credit facility with Bank of America N.A., JP Morgan Chase, N.A., Sun Trust Bank, Wells Fargo Bank, N.A., Citizens Bank, N.A., Morgan Stanley, N.A., HSBC Bank USA, N.A., Royal Bank of Canada, BNP Paribas, TD Bank, N.A., and The Northern Trust Company. On May 18, 2017, we entered into the third amendment to the Credit Facility, which, among other things, extended the maturity date one year to May 15, 2022. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program, or the Repurchase Program. The Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.5 to 1.0. We were in compliance with all financial covenants under the Credit Facility as of December 31, 2017. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. During the year ended December 31, 2017, we had borrowings of $870.0 million and repayments of $255.0 million under the credit facility. As of December 31, 2017 and 2016, we had outstanding borrowings under the Credit Facility of $715.0 million and $100.0 million, respectively. In January 2018, we repaid a total of $110.0 million of the $715.0 million outstanding borrowings at December 31, 2017 under the Credit Facility. On May 18, 2017, we entered into the third amendment to the Credit Facility, which, among other things, extended the maturity date one year to May 15, 2022.
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
Cash Flow
The following table summarizes our cash flow data for the years ended December 31:

	2017	2016	2015

	(In millions)
Net cash provided by operating activities	$743.5	$577.5	$663.8
Net cash (used in) provided by investing activities	$(1,105.5)	$493.2	$(3,006.3)
Net cash provided by (used in) financing activities	$362.5	$(1,064.2)	$2,440.9

Operating Activities
Net cash provided by operating activities increased to $743.5 million for the year ended December 31, 2017 compared to $577.5 million for the year ended December 31, 2016. The increase of $166.0 million in net cash provided by operating activities was primarily due to an increase in cash receipts from customers driven by an increase in revenues and operating profit. Our net cash provided by operating activities for the year ended December 31, 2016 also included a $99.9 million tax payment related to the gain on the sale of our healthcare business and a one time cash funding of our ESOP plan of $18.8 million. These operating cash expenditures in 2016 did not occur in 2017.
Net cash provided by operating activities decreased to $577.5 million for the year ended December 31, 2016 compared to $663.8 million for the year ended December 31, 2015. The decrease of $86.3 million in net cash provided by operating activities was primarily due to the additional income tax payments of $99.9 million related to the gain on the sale of our healthcare business and a one time cash funding of our ESOP plan of $18.8 million, partially offset by an increase in cash receipts from customers driven by an increase in revenues and operating profit as well as additional operating cash flow from the acquisition of Wood Mackenzie in May 2015.
Investing Activities
Net cash used in investing activities of $1,105.5 million for the year ended December 31, 2017 was primarily related to acquisitions, including escrow funding, of $914.9 million and capital expenditures of $183.5 million.
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
Financing Activities
Net cash provided by financing activities of $362.5 million for the year ended December 31, 2017 was primarily related to $615.0 million of borrowings, net under our Credit Facilities and proceeds from stock option exercises, net of net share settlement of taxes from restricted stock, of $32.1 million, partially offset by share repurchases of $276.3 million.
Net cash used in financing activities of $1,064.2 million for the year ended December 31, 2016 was primarily related to a $770.0 million repayments of borrowings under our Credit Facilities and share repurchases of $326.8 million, partially offset by proceeds from stock option exercises and other option-related items of $38.0 million.
Net cash provided by financing activities of $2,440.9 million for the year ended December 31, 2015 was primarily related to the net proceeds from the debt and equity offerings of $1,244.0 million and $720.8 million, respectively, and other borrowings from our old and new credit facilities of 830.0 million and proceeds from stock option exercises and other option-related items of $36.4 million, partially offset by repayments of short-term and long-term debt of $340.0 million, and repurchases of common stock of $20.4 million.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2017 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

	(In millions)
Contractual obligations
Long-term debt, current portion of long-term debt and interest	$3,319.8	$110.4	$454.3	$974.2	$1,780.9
Operating leases	365.3	40.6	84.7	66.1	173.9
Pension and postretirement plans (1)	33.4	2.6	5.0	4.3	21.5
Capital lease obligations	18.0	10.0	6.6	1.4	—
Other long-term liabilities (2)	1.2	0.4	0.3	—	0.5
Total (3)	$3,737.7	$164.0	$550.9	$1,046.0	$1,976.8

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)
Other long-term liabilities consist of our employee-related deferred compensation plan. We also have a deferred compensation plan for our Board of Directors; however, based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table.

(3)
Unrecognized tax benefits of approximately $16.3 million have been recorded as liabilities in accordance with ASC 740, which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $4.5 million.

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
As of December 31, 2017, we had goodwill of $3,368.7 million, which represents 56.0% of our total assets. During 2017, we performed an impairment test as of June 30, 2017 and confirmed that no impairment charge was necessary. As part of this process, we conducted the annual impairment test of our energy reporting unit at June 30, 2017, at which time the fair value exceeded its carrying value by less than 10.0%. This outcome is consistent with our expectation due to the decline in the GBP/USD exchange rate as well as current energy market conditions. The carrying value of the goodwill associated with our energy reporting unit was $1,841.8 million as of June 30, 2017.
There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, earnings and cash flows, useful lives and discount rates applied to such expected cash flows in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for determining the fair value of our reporting units. To mitigate undue influence, we set criteria and benchmarks that are reviewed and approved by various levels of management and reviewed by other independent parties. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill. There have been no goodwill impairment indicators subsequent to the impairment test performed as of June 30, 2017. For the year ended December 31, 2017, there were no impairment indicators related to our intangible assets.
We allocate the fair value of the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.  Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The estimates used in valuing the intangible assets are determined with the assistance of third party specialists, a discounted cash flow analysis and estimates made by management.  Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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
In determining the discount rate, we utilize quoted rates from long-term bond indices, and changes in long-term bond rates over the past year, cash flow models and other data sources we consider reasonable based upon the life expectancy and mortality rate of eligible employees. As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our separate projected cash flows for both the pension and postretirement plans. Our separate benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better at the measurement date. The output from the actuarial models are assessed against the prior year’s discount rate and quoted rates for long-term bond indices. For our pension plans at December 31, 2017, we determined this rate to be 3.50%, a decrease of 0.49% from the 3.99% rate used at December 31, 2016. Our postretirement rate was 3.00% at December 31, 2017, a decrease of 0.25% from the 3.25% rate used at December 31, 2016.
The expected return on plan assets is determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast adjusted based on our target investment allocation, and the current economic environment. Our pension asset investment guidelines target an investment portfolio allocation of 40.0% debt securities and 60.0% equity securities. As of December 31, 2017, the pension plan assets were allocated 37.9% debt, 54.0% equity securities and 8.1% other. The VEBA Plan target allocation is 100% debt. We have used our target investment allocation to derive the expected return as we believe this allocation will be retained on an ongoing basis that will be commensurate with the projected cash flows of the plan. The expected return for each investment category within our target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the qualified pension plan and postretirement plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit (credits) costs. We believe these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.
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
A one percent change in discount rate and future rate of return on plan assets would have the following effects:

	Pension				Postretirement
	1% Decrease		1% Increase		1% Decrease		1% Increase
	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit Cost (Credit)	Projected Benefit Obligation	Benefit Cost	Projected Benefit Obligation	Benefit (Credit)	Projected Benefit Obligation

	(In millions)
Discount Rate	$(0.7)	$50.1	$0.4	$(41.9)	$—	$0.8	$—	$(0.7)
Expected Rate of Return on Assets	$4.3	$—	$(4.3)	$—	$0.1	$—	$(0.1)	$—

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
On December 22, 2017, President Trump signed comprehensive tax legislation commonly referred to as the Tax Cuts and Job Act, or Tax Act. The Tax Act makes complex changes to the tax law which will impact the 2017 year, including but not limited to 1) a re-measurement of deferred tax assets and liabilities as a result of the corporate tax rate change from 35.0% to 21.0%, 2) 100% bonus depreciation on qualifying property placed in service after September 27, 2017, and 3) requiring a one-time repatriation tax on foreign earnings.
Based on our initial analysis of the Tax Act, we have made reasonable estimates of its 2017 impact and have recorded provisional adjustments as follows:

1)	Due to the federal corporate rate reduction, a re-measurement of deferred tax assets and liabilities resulted in the recording of a benefit of approximately $89.1 million.

2)	100% bonus depreciation on qualifying assets resulted in an estimated decrease to the current income tax payable of approximately $8.0 million.

3)	We are not expected to be impacted by the one-time repatriation tax on foreign earnings.
The Tax Act will also affect 2018 and forward, including but not limited to 1) a reduction in the federal corporate rate from 35.0% to 21.0%, 2) elimination of the corporate alternative minimum tax, 3) creation of a new minimum tax - the base erosion anti-abuse tax, or BEAT, 4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, 5) a new provision designed to tax global intangible low-taxed income, or GILTI, 6) a new limitation on deductible interest expense, 7) the repeal of Section 199 domestic production activity deduction, 8) a new limitation on the deductibility of certain executive compensation, 9) limitations on net operating losses, or NOL’s, generated after December 31, 2017, 10) a special deduction for Foreign Derived Intangible Income, or FDII, and various other items.  We have evaluated the above provisions and other than the reduction in corporate tax rate, we do not believe that the new provisions will have a material impact on the provision for income taxes.
We estimate unrecognized tax positions of $0.5 million that may be recognized by December 31, 2018, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.
As of December 31, 2017, we have gross federal, state, and foreign income tax net operating loss carryforwards of $211.5 million, which will expire at various dates from 2018 through 2037. Such net operating loss carryforwards expire as follows:

(In millions)
2018 - 2025	$1.9
2026 - 2030	3.8
2031 - 2037	205.8
$211.5

The net deferred income tax liability of $321.9 million consists primarily of timing differences involving depreciation and amortization.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2(r) to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. At December 31, 2017, we had borrowings outstanding under our credit facility of $715.0 million, which bear interest at variable rates based on LIBOR plus 1.125% to 1.625%, depending on certain ratios defined in the credit agreement. A change in interest rates on variable rate debt impacts our pre-tax income and cash flows, but does not impact the fair value of the instruments. Based on our overall interest rate exposure at December 31, 2017, a one percent change in interest rate would result in a change in annual pre-tax interest expense of approximately $7.2 million based on our current borrowing levels.
Foreign Currency Risk
Our foreign-based businesses and results of operations are exposed to movements in the U.S. dollar to British pounds and other foreign currency exchange rates. A portion of our revenue is denominated in British pounds and other foreign currencies. If the U.S. dollar strengthens against British pounds and other foreign currencies, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in British pounds and other foreign currencies. If British pounds and other foreign currencies strengthen, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to British pounds and other foreign currency exchange rates did not have a material effect on our revenue for the year ended December 31, 2017. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.

Item 8.	Financial Statements and Supplementary Data
The information required by this Item is set forth on pages 54 through 106 of this annual report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K for the Company and our subsidiaries other than our recent acquisitions in 2017 (See Note 8 of our consolidated financial statements included in this annual report on Form 10-K). Management excluded from its assessment the internal control over financial reporting of these acquisitions and collectively represents approximately 2.0% of total assets (excluding goodwill and intangible assets which were integrated into the Company's systems and control environment) and 1.9% of revenues as of and for the year ended December 31, 2017. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting as of December 31, 2017 is set forth in Item 8. Financial Statement and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm
The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of December 31, 2017 is set forth in Item 8. Financial Statement and Supplementary Data.
Changes in Internal Control Over Financial Reporting

We are in the process of integrating our recent acquisitions in 2017 into our overall internal control over financial reporting process. Other than this ongoing integration, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10. is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2017 (the “Proxy Statement”).

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
Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2017.
Management excluded from its assessment the internal control over financial reporting for our acquisitions in 2017 (See Note 8 of our consolidated financial statements included in this annual report on Form 10-K). The excluded financial statements of these acquisitions constitute approximately 2.0% of total assets (excluding goodwill and intangible assets which were integrated into the Company's systems and control environment) and 1.9% of revenues collectively included within our consolidated financial statements as of and for the year ended December 31, 2017. Due to the timing of the acquisitions, management did not assess the effectiveness of internal control over financial reporting for these acquisitions.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 20, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Arium Limited, which was acquired on January 21, 2017, Healix International Holdings Limited, which was acquired on February 16, 2017, Emergent Network Intelligence Limited, which was acquired on February 24, 2017, Fintellix Solutions Private Limited, which was acquired on March 31, 2017, MAKE Consulting A/S, which was acquired on May 19, 2017, Aerial Imagery group of companies, which were acquired during the three months ended June 30, 2017, G2 Web Services LLC, which was acquired on August 3, 2017, Sequel Business Solutions Ltd., which was acquired on August 23, 2017, Lundquist Consulting, Inc., which was acquired on August 31, 2017, Rebmark Legal Solutions Ltd., which was acquired on November 9, 2017, Service Software, LLC., which was acquired on December 22, 2017 and PowerAdvocate, Inc., which was acquired on December 29, 2017 (collectively the “2017 acquired businesses”). The financial statements of the 2017 acquired businesses constitute 2.0% of total assets (excluding goodwill and intangible assets which were integrated into the Company's systems and control environment) and 1.9% of revenues collectively of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at the 2017 acquired businesses.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 20, 2018

We have served as the Company's auditor since 2001.

VERISK ANALYTICS, INC
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016

	2017	2016

	(In millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$142.3	$135.1
Available-for-sale securities	3.8	3.4
Accounts receivable, net	345.5	263.9
Prepaid expenses	38.1	28.9
Income taxes receivable	28.8	49.3
Other current assets	39.1	20.3
Total current assets	597.6	500.9
Noncurrent assets:
Fixed assets, net	478.3	380.3
Intangible assets, net	1,345.3	1,010.8
Goodwill	3,368.7	2,578.1
Deferred income tax assets	15.9	15.6
Other assets	214.5	145.5
Total assets	$6,020.3	$4,631.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$225.4	$184.0
Short-term debt and current portion of long-term debt	724.4	106.8
Deferred revenues	384.7	330.8
Income taxes payable	3.1	—
Total current liabilities	1,337.6	621.6
Noncurrent liabilities:
Long-term debt	2,284.4	2,280.2
Deferred income tax liabilities	337.8	322.2
Other liabilities	135.1	74.8
Total liabilities	4,094.9	3,298.8
Commitments and contingencies
Stockholders’ equity:
Verisk common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued and 164,878,930 and 166,915,772 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,180.1	2,121.6
Treasury stock, at cost, 379,124,108 and 377,087,266 shares, respectively	(3,150.5)	(2,891.4)
Retained earnings	3,308.0	2,752.9
Accumulated other comprehensive losses	(412.3)	(650.8)
Total stockholders’ equity	1,925.4	1,332.4
Total liabilities and stockholders’ equity	$6,020.3	$4,631.2

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

	(In millions, except for share and per share data)
Revenues	$2,145.2	$1,995.2	$1,760.7
Expenses:
Cost of revenues (exclusive of items shown separately below)	783.8	714.4	612.0
Selling, general and administrative	322.8	301.6	278.3
Depreciation and amortization of fixed assets	135.6	119.1	96.6
Amortization of intangible assets	101.8	92.5	70.4
Total expenses	1,344.0	1,227.6	1,057.3
Operating income	801.2	767.6	703.4
Other income (expense):
Investment income and others, net	9.2	6.1	16.9
Gain on derivative instruments	—	—	85.2
Interest expense	(119.4)	(120.0)	(121.4)
Total other expense, net	(110.2)	(113.9)	(19.3)
Income before income taxes	691.0	653.7	684.1
Provision for income taxes	(135.9)	(202.2)	(196.6)
Income from continuing operations	555.1	451.5	487.5
Discontinued operations:
Income from discontinued operations (Note 9)	—	253.0	33.4
Provision for income taxes from discontinued operations	—	(113.3)	(13.3)
Income from discontinued operations	—	139.7	20.1
Net income	$555.1	$591.2	$507.6
Basic net income per share:
Income from continuing operations	$3.36	$2.68	$2.95
Income from discontinued operations	—	0.83	0.12
Basic net income per share	$3.36	$3.51	$3.07
Diluted net income per share:
Income from continuing operations	$3.29	$2.64	$2.89
Income from discontinued operations	—	0.81	0.12
Diluted net income per share	$3.29	$3.45	$3.01
Weighted average shares outstanding:
Basic	165,168,224	168,248,304	165,090,380
Diluted	168,688,868	171,171,572	168,451,343

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

	(In millions)
Net income	$555.1	$591.2	$507.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	227.0	(395.6)	(162.7)
Unrealized holding gain on available-for-sale securities	0.4	0.3	0.1
Pension and postretirement adjustment	11.1	(13.5)	1.1
Total other comprehensive income (loss)	238.5	(408.8)	(161.5)
Comprehensive income	$793.6	$182.4	$346.1

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2017, 2016 and 2015

			Unearned KSOP Contributions	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	Common Stock Issued	Par Value

	(In millions, except for share data)
Balance, January 1, 2015	544,003,038	$0.1	$(0.2)	$1,171.2	$(2,533.7)	$1,654.1	$(80.5)	$211.0
Net income	—	—	—	—	—	507.6	—	507.6
Other comprehensive loss	—	—	—	—	—	—	(161.5)	(161.5)
Treasury stock acquired (1,088,474 shares)	—	—	—	100.0	(120.5)	—	—	(20.5)
KSOP shares earned (47,686 shares reissued from treasury stock)	—	—	0.2	13.6	0.3	—	—	14.1
Shares issued from equity offering (10,604,000 reissued from treasury stock)	—	—	—	651.3	69.6	—	—	720.9
Stock options exercised, including tax benefit of $28.0 (1,739,847 shares reissued from treasury stock)	—	—	—	57.5	11.7	—	—	69.2
Restricted stock lapsed, including tax benefit of $1.2 (177,252 shares reissued from treasury stock)	—	—	—	0.1	1.2	—	—	1.3
Employee stock purchase plan (25,599 shares reissued from treasury stock)	—	—	—	1.6	0.2	—	—	1.8
Stock based compensation	—	—	—	30.1	—	—	—	30.1
Net share settlement from restricted stock awards (32,882 shares withheld for tax settlement)	—	—	—	(2.4)	—	—	—	(2.4)
Other stock issuances (5,844 shares reissued from treasury stock)	—	—	—	0.4	—	—	—	0.4
Balance, December 31, 2015	544,003,038	0.1	—	2,023.4	(2,571.2)	2,161.7	(242.0)	1,372.0
Net income	—	—	—	—	—	591.2	—	591.2
Other comprehensive loss	—	—	—	—	—	—	(408.8)	(408.8)
Treasury stock acquired (4,325,548 shares)	—	—	—	—	(333.3)	—	—	(333.3)
KSOP shares earned (181,198 shares reissued from treasury stock)	—	—	—	13.2	1.3	—	—	14.5
Stock options exercised, including tax benefit of $22.1 (1,409,803 shares reissued from treasury stock)	—	—	—	56.2	10.2	—	—	66.4
Restricted stock lapsed, including tax benefit of $1.2 (169,365 shares reissued from treasury stock)	—	—	—	—	1.2	—	—	1.2
Employee stock purchase plan (29,867 shares reissued from treasury stock)	—	—	—	2.1	0.2	—	—	2.3
Stock based compensation	—	—	—	29.9	—	—	—	29.9
Net share settlement from restricted stock awards (38,250 shares withheld for tax settlement)	—	—	—	(3.1)	—	—	—	(3.1)
Other stock issuances (26,106 shares reissued from treasury stock)	—	—	—	(0.1)	0.2	—	—	0.1
Balance, December 31, 2016	544,003,038	0.1	—	2,121.6	(2,891.4)	2,752.9	(650.8)	1,332.4
Net income	—	—	—	—	—	555.1	—	555.1
Other comprehensive income	—	—	—	—	—	—	238.5	238.5
Treasury stock acquired (3,356,360 shares)	—	—	—	—	(269.8)	—	—	(269.8)
Stock options exercised (1,125,004 shares reissued from treasury stock)	—	—	—	28.7	9.2	—	—	37.9
Restricted stock lapsed (143,557 shares reissued from treasury stock)	—	—	—	(1.1)	1.1	—	—	—
Employee stock purchase plan (29,605 shares reissued from treasury stock)	—	—	—	2.2	0.2	—	—	2.4
Stock based compensation	—	—	—	31.8	—	—	—	31.8
Net share settlement from restricted stock awards (36,067 shares withheld for tax settlement)	—	—	—	(2.9)	—	—	—	(2.9)
Other stock issuances (21,352 shares reissued from treasury stock)	—	—	—	(0.2)	0.2	—	—	—
Balance, December 31, 2017	544,003,038	$0.1	$—	$2,180.1	$(3,150.5)	$3,308.0	$(412.3)	$1,925.4

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

	(In millions)
Cash flows from operating activities:
Net income	$555.1	$591.2	$507.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	135.6	126.2	120.6
Amortization of intangible assets	101.8	98.4	94.8
Amortization of debt issuance costs and original issue discount	4.2	5.0	12.9
Provision for doubtful accounts	2.0	2.4	1.3
KSOP stock based compensation expense	—	14.5	14.1
Stock based compensation	31.8	30.0	30.5
Gain on derivative instruments	—	—	(85.2)
Gain on sale of subsidiary	—	(265.9)	—
Realized loss on securities, net	—	0.5	0.2
Gain on sale of non-controlling equity investments in non-public companies	—	(1.5)	—
Gain on exercise of common stock warrants	—	—	(15.6)
Deferred income taxes	(73.6)	14.8	(4.1)
Loss on disposal of fixed assets	0.1	1.0	0.4
Loss on extinguishment of convertible note	—	—	0.5
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(45.5)	(5.7)	(14.6)
Prepaid expenses and other assets	(30.6)	(26.5)	(2.2)
Income taxes	22.7	8.7	51.6
Accounts payable and accrued liabilities	28.5	(2.6)	(8.8)
Deferred revenues	29.2	(8.2)	(43.5)
Other liabilities	(17.8)	(4.8)	3.3
Net cash provided by operating activities	743.5	577.5	663.8
Cash flows from investing activities:
Acquisitions, net of cash acquired of $29.9 million, $2.1 million and $41.4 million, respectively	(873.3)	(67.7)	(2,858.2)
Proceeds from sale of subsidiary	—	714.6	—
Proceeds from extinguishment of convertible note	—	—	0.4
Escrow funding associated with acquisitions	(41.6)	(6.4)	(83.4)
Proceeds from the settlement of derivative instruments	—	—	85.2
Capital expenditures	(183.5)	(156.5)	(166.1)
Purchases of available-for-sale securities	(0.3)	(0.3)	(0.2)
Proceeds from sales and maturities of available-for-sale securities	0.4	0.5	0.4
Cash received from the exercise of common stock warrants	—	—	15.6
Other investing activities, net	(7.2)	9.0	—
Net cash (used in) provided by investing activities	(1,105.5)	493.2	(3,006.3)

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For The Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

	(In millions)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	—	—	1,244.0
Repayments of current portion of long-term debt	—	—	(170.0)
Repayments of long-term debt	—	—	(50.0)
Proceeds from issuance of short-term debt with original maturities greater than three months	455.0	—	830.0
Repayment of short-term debt with original maturities greater than three months	—	—	(15.0)
Proceeds (repayments) from short-term debt, net	160.0	(770.0)	(105.0)
Payment of debt issuance costs	(0.5)	(0.5)	(23.9)
Repurchases of common stock	(276.3)	(326.8)	(20.4)
Net share settlement of taxes from restricted stock awards	(2.9)	(3.1)	(2.4)
Proceeds from stock options exercised	35.0	41.1	38.8
Proceeds from issuance of stock as part of a public offering	—	—	720.8
Other financing activities, net	(7.8)	(4.9)	(6.0)
Net cash provided by (used in) financing activities	362.5	(1,064.2)	2,440.9
Effect of exchange rate changes	6.7	(9.7)	0.6
Increase (decrease) in cash and cash equivalents	7.2	(3.2)	99.0
Cash and cash equivalents, beginning of period	135.1	138.3	39.3
Cash and cash equivalents, end of period	$142.3	$135.1	$138.3
Supplemental disclosures:
Income taxes paid	$186.3	$289.2	$158.5
Interest paid	$113.9	$116.6	$106.1
Noncash investing and financing activities:
Repurchases of common stock included in accounts payable and accrued liabilities	$—	$6.5	$—
Promissory note received for sale of discontinued operations	$—	$82.9	$—
Equity interest received for sale of discontinued operations	$—	$8.4	$—
Deferred tax liability established on the date of acquisitions	$74.4	$4.7	$213.0
Tenant improvement allowance	$—	$0.1	$1.6
Capital lease obligations	$10.9	$11.7	$1.7
Capital expenditures included in accounts payable and accrued liabilities	$2.9	$1.9	$2.8

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except for share and per share data, unless otherwise stated)
1.    Organization:
Verisk Analytics, Inc. and its consolidated subsidiaries (“Verisk” or the “Company”) is a data analytics provider serving customers in insurance, energy and specialized markets, and financial services. Using various technologies to collect and analyze billions of records, Verisk draws on numerous data assets and domain expertise to provide first-to-market innovations that are integrated into customer workflows. Verisk offers predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, global risk analytics, natural resources intelligence, economic forecasting, and many other fields. Around the world, Verisk helps customers protect people, property, and financial assets.
Verisk was established to serve as the parent holding company of Insurance Services Office, Inc. (“ISO”) upon completion of the initial public offering (“IPO”), which occurred on October 9, 2009. ISO was formed in 1971 as an advisory and rating organization for the property and casualty ("P&C") insurance industry to provide statistical and actuarial services, to develop insurance programs and to assist insurance companies in meeting state regulatory requirements. For over the past decade, the Company broadened its data assets, entered new markets, placed a greater emphasis on analytics, and pursued strategic acquisitions. Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market.
2.    Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets, acquisition related liabilities, fair value of stock based compensation for stock options granted, and assets and liabilities for pension and postretirement benefits. Actual results may ultimately differ from those estimates. Certain reclassifications have been made to assets and liabilities for pension and postretirement benefits and cash flows from investing activities within the consolidated financial statements and in the notes to conform to the respective 2017 presentation. As of March 31, 2016, the Company's healthcare business qualified as assets held-for-sale. The healthcare business was sold on June 1, 2016. The results of operations for the Company's healthcare business are reported as discontinued operations for the years ended December 31, 2016 and 2015 (See Note 9).
As of December 31, 2017, the Company simplified the presentation of its consolidated financial statements. Amounts, except for share and per share data, are presented in millions.
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
(f)    Fair Value of Financial and Non-financial Instruments
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)    Accounts Receivable and Allowance for Doubtful Accounts
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
(h)    Foreign Currency
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
(i)    Stock Based Compensation
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

The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”) on January 1, 2017. Excess tax benefit from exercised stock options is recorded as an income tax benefit in the accompanying consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised over the compensation recognized for financial reporting purposes. The amount of the tax benefit that has been realized is presented as an operating cash inflow within the accompanying consolidated statements of cash flows.
(j)    Research and Development Costs
Research and development costs, which are primarily related to personnel and related overhead costs incurred in developing new services for customers, are expensed as incurred. Such costs were $37.4 million, $27.4 million and $20.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, and were included in the accompanying consolidated statements of operations.
(k)    Advertising Costs
Advertising costs, which are primarily associated with promoting the Company’s brand, names and solutions provided, are expensed as incurred. Such costs were $6.9 million, $6.5 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
(n)    Pension and Postretirement Benefits
The Company accounts for its pension and postretirement benefits under ASC 715, Compensation — Retirement Benefits (“ASC 715”). ASC 715 requires the recognition of the funded status of a benefit plan in the balance sheet, the recognition in other comprehensive income (loss) of gains or losses and prior service costs arising during the period, but which are not included as components of periodic benefit cost or credit, and the measurement of defined benefit plan assets and obligations as of the balance sheet date. The Company utilizes a valuation date of December 31.
(o)    Product Warranty Obligations
The Company provides warranty coverage for certain of its solutions. The Company recognizes a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2017 and 2016, product warranty obligations were not material.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)    Goodwill
Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30 or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company completed the required annual impairment test as of June 30, 2017, which resulted in no impairment of goodwill in 2017. This test compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of the goodwill.
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

The Company established a corporate implementation team, which engaged with cross-functional representatives from all of its business verticals. The Company utilized a bottom-up approach, with the assistance of third party specialists, to analyze the impact of the standard on the contract portfolio by reviewing previous accounting policies and practices to identify potential differences that would result from applying the requirements of Topic 606 to revenue contracts. In addition, the Company identified and is in the process of implementing appropriate changes to its business processes, systems, and controls to support recognition and disclosure under Topic 606.

The Company adopted Topic 606 using the modified retrospective approach effective January 1, 2018. The Company’s revenue streams primarily consist of subscription services provided through a hosted environment or by delivering term based software as well as other services including consulting and transactional solutions. Based on the Company's assessment, the analysis of the contract portfolio under Topic 606 results in the revenue for the majority of the Company's customer contracts being recognized over time, as the Company offers most of its solutions through a series of services primarily in a hosted environment, which is consistent with the Company's previous revenue recognition model. For the majority of its contracts, there is continuous transfer of control to the customer and the number of performance obligations under Topic 606 is consistent with those identified under the existing standard.

An identified impact of adopting Topic 606 related to the deferral of commissions on revenue contracts, which were previously expensed as incurred but under Topic 606, the majority of such commissions will be capitalized and amortized over a period of time of up to five years. The Company determined the impact of the adoption on both revenue recognition for customer contracts and related commissions to be immaterial on its consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon occurrence of an observable

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price change or upon identification of an impairment. The amendments in ASU No. 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For amendments applicable to the Company, early adoption is not permitted. The cumulative-effect adjustment to retained earnings in connection to the adoption of ASU No. 2016-01 was immaterial to the consolidated financial statements as of January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU No. 2016-02"). This ASU amends the existing accounting considerations and treatments for leases through the creation of Topic 842, Leases, to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about lease arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from such leases. The amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and allows for modified retrospective adoption with early adoption permitted.  The Company has decided not to early adopt the amendments and is presently evaluating changes to its processes to support the implementation of ASU No. 2016-02. The Company is also assessing the impact associated with the adoption of ASU No. 2016-02 on the consolidated balance sheet, which is expected to be material based upon review of the future contractual obligations.
In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (“ASU No. 2016-08”). The amendments to this update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in ASU No. 2016-08 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of ASU No. 2016-08 is not expected to have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”). The objective of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the guidance prospectively for the income statement impact of income taxes and has retrospectively applied the guidance to the condensed consolidated statements of cash flows for the impact of excess tax benefits on January 1, 2017 in accordance with ASU No. 2016-09. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the condensed consolidated statements of cash flows, since such cash flows have historically been presented in financing activities. The treatment of forfeitures has not changed as the Company is electing to continue the current process of estimating the number of forfeitures. Accordingly, excess tax benefits from exercised stock options in 2017 were recorded as income tax benefit in the consolidated statements of operations for the year ended December 31, 2017 and presented as an operating activity on the condensed consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015. There was no cumulative-effect adjustment required to retained earnings under the prospective method as of the beginning of the year because all tax benefits had been previously recognized when the tax deductions related to stock compensation were utilized to reduce tax payable. The Company did not record any deferred tax assets or tax liabilities as the result of the adoption of ASU 2016-09.
In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (“ASU No. 2016-10”). The amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in ASU No. 2016-10 are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not elected to early adopt. The Company has been evaluating Topic 606 and refer to discussions above.
In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients ("ASU No. 2016-12"). ASU No. 2016-12 does not change the core principle of the guidance in Topic 606. Rather, this update affects only the narrow scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements for Topic 606. The adoption of ASU No. 2016-12 is not expected to have a material impact on the Company’s consolidated financial statements.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU No. 2016-15"). The amendments in this update provide guidance on various specific cash flow issues to reduce diversity in the practice of how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has not elected to early adopt. The Company will evaluate the impact of ASU No. 2016-15 for future transactions subsequent to the effective date.
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
3.    Concentration of Credit Risk:
Financial instruments that potentially expose the Company to credit risk consist primarily of cash and cash equivalents, available for sale securities and accounts receivable, which are generally not collateralized. The Company maintains its cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. The total domestic cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250.0 thousand per bank at December 31, 2017 and 2016. At December 31, 2017 and 2016, the Company had cash balances on deposit that exceeded the balance insured by the FDIC limit by approximately $40.6 million and $61.0 million with seven and four banks, respectively. At December 31, 2017 and 2016, the Company also had cash on deposit with foreign banks of approximately $99.8 million and $73.1 million, respectively.
The Company considers the concentration of credit risk associated with its trade accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. The Company’s top fifty customers represent approximately 34.2% of revenues for 2017, 29.9% for 2016 and 40.8% for 2015 with no individual customer accounting for more than 2.1% of revenues during the year ended December 31, 2017, 2.0% for 2016 and 2.3% for 2015. No individual customer comprised more than 2.3% and 3.3% of accounts receivable at December 31, 2017 and 2016, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Cash and Cash Equivalents:
Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.
5.    Accounts Receivable:
Accounts receivable consisted of the following at December 31:

	2017	2016
Billed receivables	$291.4	$216.4
Unbilled receivables	58.7	50.9
Total receivables	350.1	267.3
Less allowance for doubtful accounts	(4.6)	(3.4)
Accounts receivable, net	$345.5	$263.9
6.    Fair Value Measurements:
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
The following table provides information for such assets and liabilities as of December 31, 2017 and 2016. The fair values of cash and cash equivalents, accounts receivable, securities accounted for under ASC 323-10-25, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments.
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

Quoted Prices in Active Markets for Identical Assets (Level 1)
December 31, 2017
Registered investment companies (1)	$3.8
December 31, 2016
Registered investment companies (1)	$3.4
(1) Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has elected to carry its subordinated promissory note receivable and long-term debt at carrying value. The carrying value of the subordinated promissory note receivable represents amortized cost and has been included in "Other assets" in the accompanying consolidated balance sheets. The carrying value of the long-term debt represents amortized cost less unamortized discount and debt issuance costs. The Company assesses the fair value of these financial instruments based on an estimate of interest rates available to the Company for financial instruments with similar features, the Company’s current credit rating and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of the long-term debt as of December 31, 2017 and 2016 respectively:

	Fair Value Hierarchy	2017		2016
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Subordinated promissory note receivable	Level 2	$95.3	$83.3	$84.1	$76.8
Long-term debt excluding capitalized leases	Level 2	$2,280.6	$2,439.8	$2,277.3	$2,402.6
7.    Fixed Assets
The following is a summary of fixed assets:

	Useful Life	Cost	Accumulated Depreciation and Amortization	Net
December 31, 2017
Furniture and office equipment	3-10 years	$276.2	$(183.5)	$92.7
Leasehold improvements	Lease term	83.1	(40.7)	42.4
Purchased software	3 years	123.0	(97.6)	25.4
Software development costs	3-7 years	525.3	(230.9)	294.4
Leased equipment	3-4 years	35.0	(29.7)	5.3
Aircraft equipment	2-10 years	20.4	(2.3)	18.1
Total fixed assets		$1,063.0	$(584.7)	$478.3
December 31, 2016
Furniture and office equipment	3-10 years	$238.8	$(162.5)	$76.3
Leasehold improvements	Lease term	66.5	(32.3)	34.2
Purchased software	3 years	122.8	(90.9)	31.9
Software development costs	3-7 years	404.7	(169.8)	234.9
Leased equipment	3-4 years	32.8	(29.8)	3.0
Total fixed assets		$865.6	$(485.3)	$380.3
Depreciation and amortization of fixed assets for the years ended December 31, 2017, 2016 and 2015 were $135.6 million, $119.1 million and $96.6 million, of which $58.0 million, $43.6 million and $22.3 million related to amortization of internal-use software development costs, respectively. Amortization expense related to development of software for sale in accordance with ASC 985-20 was $9.5 million, $9.2 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company had unamortized software development costs that had been capitalized in accordance with ASC 985-20 of $19.4 million, $25.6 million and $12.7 million as of December 31, 2017, 2016 and 2015, respectively. Leased equipment includes amounts held under capital leases for automobiles, computer software and computer equipment.
8.    Acquisitions
2017 Acquisitions
On December 29, 2017, the Company acquired 100 percent of the stock of PowerAdvocate, Inc. ("PowerAdvocate"), a provider of market, cost intelligence, and supply chain solutions serving the energy sector, for a net cash purchase price of $200.4 million, of which $10.0 million represents indemnity escrows. Within the Decision Analytics segment, PowerAdvocate expands the Company's offerings to the energy sector by adding proprietary spend data and cost models and providing insight

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into customers' cost savings opportunities. The preliminary purchase price allocation of the acquisition is presented in the table below.
On December 22, 2017, the Company acquired 100 percent of the asset of Service Software, LLC. ("Service Software"), a provider of business management software for the construction industry, for a net cash purchase price of $6.8 million, of which $0.5 million represents indemnity escrows. Within the Decision Analytics segment, Service Software expands the Company's offerings to the insurance sector by integrating with the existing loss quantification solutions, which makes it possible for restoration professionals to save time by sharing job information, reducing duplicate data entry, and increasing productivity. The preliminary purchase price allocation of the acquisition is presented as part of "Others" in the table below.
On November 9, 2017, the Company acquired 100 percent of the stock of Rebmark Legal Solutions Ltd. ("Rebmark"), a provider of injury claims solutions, for a net cash purchase price of $2.5 million, of which $0.2 million represents indemnity escrows. Rebmark has become part of the insurance vertical within the Decision Analytics segment. Rebmark’s solutions aid claimant and defendant lawyers, barristers, and claims handlers with the preparation of schedules of loss, which is useful in complex, high-value injury claims where calculations can be time-consuming and there is greater potential for error. The preliminary purchase price allocation of the acquisition is presented as part of "Others" in the table below.
On August 31, 2017, the Company acquired 100 percent of the stock of Lundquist Consulting, Inc. ("LCI"), a provider of risk insight, prediction, and management solutions for banks and creditors, for a net cash purchase price of $150.6 million, of which $12.8 million represents indemnity escrows. LCI has become part of the financial services vertical within the Decision Analytics segment. This acquisition brings together the Company's proprietary data assets and LCI's proprietary time-series data, including consumer and commercial bankruptcies, consumer behavior, and legal and technical terms associated with debtor settlements. The preliminary purchase price allocation of the acquisition is presented in the table below.
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
On August 3, 2017, the Company acquired 100 percent of the stock of G2 Web Services, LLC ("G2"), a provider of merchant risk intelligence solutions for acquirers, commercial banks, and other payment system providers, for a net cash purchase price of $112.0 million, of which $5.6 million represents indemnity escrows. G2 has become part of the financial services vertical within the Decision Analytics segment. The acquisition of G2 positions the Company to further enhance its offerings to clients and partners, by providing solutions that help fight fraud, transaction laundering, and reputational risk within the global payments and e-commerce ecosystem. The preliminary purchase price allocation of the acquisition is presented in the table below.
During the three months ended June 30, 2017, the Company acquired the net assets of Blue Skies Consulting, LLC, ControlCam, LLC, Krawietz Aerial Photography, LLC, Richard Crouse & Associates, Inc., Rocky Mountain Aerial Surveys, Inc., Skyview Aerial Photo, Inc., and Valley Air Photos, LLC (collectively referred to as "Aerial Imagery acquisitions"), a group of similar but unrelated companies, which gives the Company broad geographic coverage of the United States for aerial image capture purposes. The Aerial Imagery acquisitions provide multi-spectral aerial photographic services with expertise in offering digital photogrammetric and remote sensing data for mapping and surveying applications. The purchase consideration consists of an aggregate net cash purchase price of $28.1 million and a holdback of $3.1 million. Within the Company's Decision Analytics segment, the Aerial Imagery acquisitions enable the Company to enhance and maintain its database of images with the required frequency, resolution, and coverage across the United States ("U.S.") to support the Company's objective as the leading provider of loss quantification data, analytics, and decision-support solutions to the insurance industry, and the photogrammetry, surveying, mapping and other related markets. The preliminary purchase price allocation of the acquisition is presented as part of "Others" in the table below.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary purchase price allocations of the 2017 acquisitions resulted in the following:

	Healix	Fintellix	MAKE	G2	Sequel	LCI	Power Advocate	Others	Total
Cash and cash equivalents	$0.9	$1.1	$1.5	$1.0	$16.0	$1.1	$7.7	$0.6	$29.9
Accounts receivable	0.9	2.1	0.9	3.7	9.5	3.1	8.3	1.9	30.4
Current assets	—	0.3	2.7	3.4	1.4	—	0.5	0.8	9.1
Fixed assets	—	0.1	—	6.4	7.5	5.7	0.2	12.0	31.9
Intangible assets	24.1	6.6	6.9	45.3	102.4	59.0	99.1	9.7	353.1
Goodwill	32.7	11.7	12.7	71.4	230.0	99.1	162.8	26.1	646.5
Other assets	7.5	2.0	0.1	2.8	—	12.8	10.0	1.2	36.4
Total assets acquired	66.1	23.9	24.8	134.0	366.8	180.8	288.6	52.3	1,137.3
Current liabilities	1.1	1.5	3.3	3.2	9.8	1.1	3.4	0.8	24.2
Deferred revenues	0.1	0.8	1.5	0.4	2.4	0.3	11.0	0.6	17.1
Deferred income taxes, net	4.1	1.8	1.6	14.6	18.3	14.9	18.4	0.7	74.4
Other liabilities	7.5	1.8	—	2.8	—	12.8	47.7	4.2	76.8
Total liabilities assumed	12.8	5.9	6.4	21.0	30.5	29.1	80.5	6.3	192.5
Net assets acquired	53.3	18.0	18.4	113.0	336.3	151.7	208.1	46.0	944.8
Cash acquired	(0.9)	(1.1)	(1.5)	(1.0)	(16.0)	(1.1)	(7.7)	(0.6)	(29.9)
Net cash purchase price	$52.4	$16.9	$16.9	$112.0	$320.3	$150.6	$200.4	$45.4	$914.9

The preliminary amounts assigned to intangible assets by type for the 2017 acquisitions are summarized in the table below:

	Weighted Average Useful Life	Total
Technology-related	10 years	$99.2
Marketing-related	5 years	20.4
Customer-related	12 years	190.5
Database-related	12 years	43.0
Total intangible assets		$353.1
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill of $628.2 million associated with the stock purchases of PowerAdvocate, Rebmark, LCI, Sequel, G2, MAKE, Fintellix, ENI, Healix and Arium is not deductible for tax purposes, with the exception of $20.2 million of goodwill attributable to G2. The goodwill of $18.3 million associated with the asset purchases of Service Software and Aerial Imagery acquisitions is deductible for tax purposes. For the year ended December 31, 2017, the Company incurred transaction costs related to these acquisitions of $6.8 million, which are included within "Selling, general and administrative" expenses in the accompanying consolidated statements of operations. Refer to Note 10. Goodwill and Intangible Assets for further discussion.
The 2017 acquisitions were immaterial, both individually and in the aggregate, to the Company's consolidated financial statements for the years ended December 31, 2017 and 2016 and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.
2016 Acquisitions
On November 23, 2016, the Company acquired the net assets of IntelliStance, LLC ("MarketStance"), a provider of market intelligence data and analytics to the property/casualty insurance market, for a net cash purchase price of $8.6 million, of which $0.7 million represents indemnity escrows. MarketStance is within the Company's Risk Assessment segment. MarketStance has built a proprietary analytics model to provide actionable insights on customer's profitability and that enhances the Company's offerings. The final purchase price allocation of the acquisition is combined in the table below.
On November 11, 2016, the Company acquired 100 percent of the stock of The GeoInformation Group Limited ("GeoInformation"), a provider of geographic data solutions, for a net cash purchase price of $6.3 million, of which $0.3 million represents indemnity escrows. GeoInformation offers mapping services and geospatial data and analytic solutions to companies and public sector organizations. GeoInformation's resources complement the Company's risk management and predictive analytics capabilities internationally within the Risk Assessment segment. The final purchase price allocation of the acquisition is combined in the table below.
On October 20, 2016, the Company acquired 100 percent of the stock of Analyze Re, Inc. ("Analyze Re"), a software analytics provider for the reinsurance and insurance industries, for a net cash purchase price of $9.5 million, of which $1.0 million represents indemnity escrows. Analyze Re has become part of of the Company's Decision Analytics segment and enables the Company to provide its customers with additional real-time pricing, exposure management, and enterprise portfolio roll-up capabilities. The final purchase price allocation of the acquisition is combined in the table below.
On August 19, 2016, the Company acquired the data and subscriptions business of Quest Offshore Resources, Inc. ("Quest Offshore"), which supplies market intelligence to the offshore oil and gas sector, for a net cash purchase price of $7.2 million, including a holdback of $0.8 million. The data and subscriptions business has become part of Wood Mackenzie Limited ("Wood Mackenzie") within the Decision Analytics segment and complements its existing upstream analysis expertise. The final purchase price allocation of the acquisition is combined in the table below.
On July 26, 2016, the Company acquired 100 percent of the stock of Greentech Media, Inc. (“Greentech Media”), an information services provider for the electricity and renewables sector, for a net cash purchase price of $36.1 million, of which $4.4 million represents indemnity escrows. Greentech Media has become part of Wood Mackenzie within the Decision Analytics segment and enables Wood Mackenzie to provide its customers with market intelligence across several categories, including solar generation, energy storage, and smart grids that react to changes in supply and demand. The final purchase price allocation of the acquisition is combined in the table below.
On April 14, 2016, the Company acquired 100 percent of the stock of Risk Intelligence Ireland Limited ("RII"), a provider of fraud detection, compliance, risk control, and process automation services to the Irish insurance industry, for a net cash purchase price of $6.2 million. RII enhances the ability of the Company's Risk Assessment segment to serve the international insurance market. The final purchase price allocation of the acquisition is combined in the table below.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The combined final purchase price allocations of the 2016 acquisitions resulted in the following:

Total
Cash and cash equivalents	$2.1
Accounts receivable	2.3
Current assets	0.3
Fixed assets	0.2
Intangible assets	30.5
Goodwill	55.4
Other assets	5.7
Total assets acquired	96.5
Current liabilities	2.2
Deferred revenues	7.7
Deferred income taxes, net	3.1
Other liabilities	7.5
Total liabilities assumed	20.5
Net assets acquired	76.0
Less: Cash acquired	2.1
Net cash purchase price	$73.9
The impacts of finalization of the purchase accounting for MarketStance, GeoInformation, Analyze Re, Quest Offshore, Greentech Media, and RII during the measurement periods in accordance with ASC 805 were not material to the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016. The goodwill of $42.9 million associated with the stock purchases of GeoInformation, Analyze Re, Greentech Media and RII is not deductible for tax purposes. The goodwill of $12.5 million associated with MarketStance and Quest Offshore asset acquisitions is deductible for tax purposes. For the year ended December 31, 2016, the Company incurred transaction costs related to these acquisitions of $1.6 million, which are included within "Selling, general and administrative" expenses in the accompanying consolidated statements of operations. Refer to Note 10. Goodwill and Intangible Assets for further discussion.
2015 Acquisitions
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

The impacts of finalization of the purchase accounting for Wood Mackenzie, Infield and PCI during the measurement periods in accordance with ASC 805 were not material to the accompanying consolidated statements of operations for the years ended December 31, 2016 and 2015. The goodwill of $2,043.1 million associated with the stock purchases of PCI, Infield and Wood Mackenzie is not deductible for tax purposes. For the year ended December 31, 2015, the Company incurred transaction costs related to these acquisitions of $27.6 million included within "Selling, general and administrative" expenses and $13.3 million included within "Interest expense" in the accompanying consolidated statements of operations. Refer to Note 10. Goodwill and Intangible Assets for further discussion.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Escrows
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payments. During the year ended December 31, 2017, the Company released $3.8 million of indemnity escrows, of which $3.2 million related to the acquisition of PCI. During the year ended December 31, 2016, the Company released $38.0 million of indemnity escrows, of which $37.0 million related to the Wood Mackenzie acquisition. At December 31, 2017 and 2016, the current portion of the escrows amounted to $22.9 million and $4.1 million, and the noncurrent portion of the escrows amounted to $26.3 million and $6.3 million, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and "Other assets" in the accompanying consolidated balance sheets, respectively.
9. Discontinued Operations:

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

The Note has a stated interest rate of 9.0% per annum, increasing to 11.0% per annum at the earlier of specified refinancings or acquisitions, or the fourth anniversary of the closing of the Sale. Interest shall accrue from the closing date and on each anniversary of the Sale until the Note is paid in full on the unpaid principal amount of the Note outstanding at the interest rate in effect (computed on the basis of a 360-day year of twelve 30-day months). On each anniversary of the Sale, accrued interest shall be paid in kind by adding the amount of such accrued interest to the outstanding principal amount of the Note. The issuer of the Note may, at its option at any time prior to the maturity date, prepay any, or all, of the principal amount of the Note, plus accrued but unpaid interest as of the elected prepayment date, without any premium or penalty. There is a mandatory prepayment of the Note as a result of (i) the proceeds of a specified dividend recapitalization received by the issuer, (ii) the consummation of a change of control of the issuer, or (iii) the sale, transfer or other disposition by the parent of the issuer of more than 10.0% of the capital stock of the issuer. As of December 31, 2017, the Company had a receivable of $95.3 million outstanding under the Note. The carrying value of the Note represents amortized cost. The fair value of the Note is based on management estimates with the assistance of valuations performed by third party specialists, discounted cash flow analysis based on current market conditions and assumptions that the Note would be paid in full at maturity, including accrued interest, with no prepayment election. Refer to Note 6. Fair Value Measurements for further discussion.

The Company also received a 10.0% non-participating interest in the issuer's stock, the exercise value of which will be contingent on the parent of the issuer realizing a specified rate of return on its investment. As of December 31, 2017, the Company had an equity investment of $8.4 million related to such interest accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"). The value of the equity investment has been included in "Other assets" in the accompanying consolidated balance sheets.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The healthcare business met the criteria for being reported as discontinued operations and have been segregated from continuing operations. The following table summarizes the results from discontinued operations for the years ended December 31:

	2016	2015
Revenues from discontinued operations	$112.3	$307.3
Expenses:
Cost of revenues (exclusive of items shown separately below)	75.9	191.3
Selling, general and administrative	36.5	34.3
Depreciation and amortization of fixed assets	7.1	24.0
Amortization of intangibles assets	5.9	24.4
Total expenses	125.4	274.0
Operating income	(13.1)	33.3
Other income (expense):
Gain on sale	265.9	—
Investment income and others, net	0.2	0.1
Total other income	266.1	0.1
Income from discontinued operations before income taxes	253.0	33.4
Provision for income taxes (including tax on the gain of $111.8 million for 2016)	(113.3)	(13.3)
Income from discontinued operations, net of tax	$139.7	$20.1

Net cash provided by operating activities and net cash used in investing activities from the healthcare business for the years ended December 31:

	2016	2015
Net cash provided by operating activities	$21.4	$73.2
Net cash used in investing activities	$(10.6)	$(27.4)

10.    Goodwill and Intangible Assets:
The Company completed the required annual impairment test as of June 30, 2017, 2016 and 2015, which resulted in no impairment of goodwill. Based on the results of the impairment assessment as of June 30, 2017, the Company determined that the fair value of its reporting units exceeded their respective carrying value. There were no goodwill impairment indicators after the date of the last annual impairment test.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the change in goodwill from December 31, 2015 through December 31, 2017, both in total and as allocated to the Company’s operating segments:

	Risk Assessment	Decision Analytics	Total
Goodwill at December 31, 2015 (1)	$55.5	$2,697.5	$2,753.0
Acquisitions	16.2	43.8	60.0
Purchase accounting reclassifications	—	12.8	12.8
Foreign currency translation adjustment	(0.4)	(247.3)	(247.7)
Goodwill at December 31, 2016 (1)	71.3	2,506.8	2,578.1
Current year acquisitions	32.7	613.8	646.5
Purchase accounting reclassifications	(2.8)	(1.6)	(4.4)
Foreign currency translation adjustment	3.3	145.2	148.5
Goodwill at December 31, 2017 (1)	$104.5	$3,264.2	$3,368.7

(1)	These balances are net of accumulated impairment charges of $3.2 million that occurred prior to December 31, 2015.
The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
December 31, 2017
Technology-based	8 years	$421.0	$(222.9)	$198.1
Marketing-related	17 years	263.9	(62.9)	201.0
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	704.2	(174.0)	530.2
Database-based	19 years	474.7	(58.7)	416.0
Total intangible assets		$1,868.8	$(523.5)	$1,345.3
December 31, 2016
Technology-based	7 years	$310.9	$(196.6)	$114.3
Marketing-related	17 years	227.5	(47.5)	180.0
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	483.1	(128.5)	354.6
Database-based	20 years	393.9	(32.0)	361.9
Total intangible assets		$1,420.4	$(409.6)	$1,010.8
Amortization expense related to intangible assets for the years ended December 31, 2017, 2016 and 2015, was $101.8 million, $92.5 million, and $70.4 million, respectively. Estimated amortization expense in future periods through 2023 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2018	$129.1
2019	128.2
2020	126.0
2021	115.5
2022	104.2
2023 and thereafter	742.3
Total	$1,345.3

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Income Taxes:
Domestic and foreign income from continuing operations before income taxes was as follows:

	2017	2016	2015
U.S.	$669.9	$626.6	$573.3
Foreign	21.1	27.1	110.8
Total income from continuing operations	$691.0	$653.7	$684.1
The components of the provision for income taxes from continuing operations for the years ended December 31 were as follows:

	2017	2016	2015
Current:
Federal	$176.6	$171.7	$168.8
State and local	23.4	24.0	23.9
Foreign	9.5	3.6	3.3
Total current provision for income taxes	209.5	199.3	196.0
Deferred:
Federal	(66.3)	29.4	23.4
State and local	5.7	4.9	1.4
Foreign	(13.0)	(31.4)	(24.2)
Total deferred provision for income taxes	(73.6)	2.9	0.6
Provision for income taxes	$135.9	$202.2	$196.6
On December 22, 2017, President Trump signed comprehensive tax legislation commonly referred to as the Tax Cuts and Job Act ("Tax Act"). The Tax Act makes complex changes to the tax law which will impact the 2017 year, including but not limited to 1) a re-measurement of deferred tax assets and liabilities as a result of the corporate tax rate change from 35.0% to 21.0%, 2) 100% bonus depreciation on qualifying property placed in service after September 27, 2017, and 3) requiring a one-time repatriation tax on foreign earnings.
Based on the initial analysis of the Tax Act, the Company has made reasonable estimates of its 2017 impact and has recorded provisional adjustments as follows:

1)	Due to the federal corporate rate reduction, a re-measurement of deferred tax assets and liabilities resulted in the recording of a benefit of approximately $89.1 million.

2)	100% bonus depreciation on qualifying assets resulted in an estimated decrease to the current income tax payable of approximately $8.0 million.

3)	The Company is not expected to be impacted by the one-time repatriation tax on foreign earnings.
The Tax Act will also affect 2018 and forward, including but not limited to 1) a reduction in the federal corporate rate from 35.0% to 21.0%, 2) elimination of the corporate alternative minimum tax, 3) creation of a new minimum tax - the base erosion anti-abuse tax ("BEAT"), 4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, 5) a new provision designed to tax global intangible low-taxed income ("GILTI"), 6) a new limitation on deductible interest expense, 7) the repeal of Section 199 domestic production activity deduction, 8) a new limitation on the deductibility of certain executive compensation, 9) limitations on net operating losses ("NOL’s") generated after December 31, 2017, 10) a special deduction for Foreign Derived Intangible Income ("FDII") and various other items.  The Company has evaluated the above provisions and other than the reduction in corporate tax rate, it does not believe that the new provisions will have a material impact on the provision for income taxes.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate is as follows for the years ended December 31:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.6%	2.7%	2.6%
Foreign tax differentials	(2.1)%	(4.7)%	(6.8)%
Federal Tax Reform-deferred rate change	(12.9)%	—%	—%
U.K. legislative change	—%	(1.0)%	(2.1)%
Stock-based compensation	(2.5)%	—%	—%
Other	(0.4)%	(1.1)%	—%
Effective tax rate for continuing operations	19.7%	30.9%	28.7%
The decrease in the effective tax rate in 2017 compared to 2016 was primarily due to lowered federal income tax rates as a result of U.S. Tax Reform and the adoption of ASU No. 2016-09, partially offset by legislation enacted in the U.K.
The tax effects of significant items comprising the Company’s deferred tax assets as of December 31 are as follows:

	2017	2016
Deferred income tax asset:
Employee wages, pension and other benefits	$15.5	$30.1
Deferred rent	3.8	6.3
Net operating loss carryover	36.4	24.3
Capital and other unrealized losses	2.1	3.5
Interest expense	9.1	—
Other	8.2	12.3
Total	75.1	76.5
Less valuation allowance	(17.6)	(8.1)
Deferred income tax asset	57.5	68.4
Deferred income tax liability:
Fixed assets and intangible assets	(366.2)	(355.2)
Other	(13.2)	(19.8)
Deferred income tax liability	(379.4)	(375.0)
Deferred income tax liability, net	$(321.9)	$(306.6)
The net deferred income liability of $321.9 million consists primarily of timing differences involving depreciation and amortization.
The ultimate realization of the deferred tax assets depends on the Company’s ability to generate sufficient taxable income in the future. The Company has provided a valuation allowance against the deferred tax assets associated with the interest expense deduction limitation in the U.K. The Company has also provided for a valuation allowance against the deferred tax assets associated with the net operating losses of certain subsidiaries. The Company’s net operating loss carryforwards expire as follows:

Years	Amount
2018-2025	$1.9
2026-2030	3.8
2031-2037	205.8
Total	$211.5
A valuation allowance has been established based on the Company’s evaluation of the likelihood of utilizing these benefits before they expire. The Company has determined that the generation of future taxable income from certain subsidiaries

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to fully realize the deferred tax assets is uncertain. Other than these items, the Company has determined, based on the Company’s historical operating performance, that taxable income of the Company will more likely than not be sufficient to fully realize the deferred tax assets.

As of December 31, 2017, the Company has not made a provision for U.S. or additional foreign withholdings taxes for any additional outside basis difference inherent in its foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. The Company does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs.
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

	2017	2016	2015
Unrecognized tax benefit as of January 1	$16.8	$14.5	$10.6
Gross increase in tax positions in prior period	1.7	2.5	7.1
Gross decrease in tax positions in prior period	(1.2)	(0.4)	(2.6)
Gross increase in tax positions in current period	—	6.4	—
Settlements	—	(5.3)	(0.3)
Lapse of statute of limitations	(1.0)	(0.9)	(0.3)
Unrecognized tax benefit as of December 31	$16.3	$16.8	$14.5
Of the total unrecognized tax benefits as of December 31, 2017, 2016 and 2015, $13.2 million, $13.8 million and $11.4 million, respectively, represent the amounts that, if recognized, would have a favorable effect on the Company’s effective tax rate in any future periods.
The total gross amount of accrued interest and penalties for the years ended December 31, 2017, 2016 and 2015 was $4.5 million, $3.4 million and $2.8 million, respectively. The Company’s practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in the accompanying consolidated statements of operations.
The Company does not expect a significant increase in unrecognized benefits related to federal, foreign, or state tax exposures within the coming year. In addition, the Company believes that it is reasonably possible that approximately $0.5 million of its currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2018 as a result of a combination of audit settlements and lapses of statute of limitations, net of additional uncertain tax positions.

The Company is subject to tax in the U.S. and in various state and foreign jurisdictions. The Company joined by its domestic subsidiaries, files a consolidated income tax return for the Federal income tax purposes. With few exceptions, none of which are material to the Company’s consolidated financial statements as of December 31, 2017, the Company is no longer subject to U.S. federal, state, and local or non-US income tax examinations by tax authorities for tax years before 2013. The Internal Revenue Service is conducting an audit of Wood Mackenzie, Inc. for the period January 1, 2014 through May 19, 2015, as well as Verisk Analytics, Inc. & Subsidiaries for tax year ended December 31, 2014.  In New Jersey, the Company is being audited for the years ended December 31, 2011 through 2014 with a statute extension until March 31, 2018. The Company is also under audit in Illinois for the year ended December 31, 2014. The Company does not expect that the results of these examinations will have a material effect on its financial position, results of operations or cash flow.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Composition of Certain Financial Statement Captions:
The following table presents the components of “Other current assets”, “Accounts payable and accrued liabilities” and “Other liabilities” as of December 31:

	2017	2016
Other current assets:
Acquisition related escrows	$22.9	$4.1
Other current assets	16.2	16.2
Total other current assets	$39.1	$20.3
Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$115.3	$88.6
Escrow liabilities	22.9	4.1
Accrued interest	18.3	17.0
Trade accounts payable and other accrued expenses	68.9	74.3
Total accounts payable and accrued liabilities	$225.4	$184.0
13.    Debt:
The following table presents short-term and long-term debt by issuance as of December 31:

	Issuance Date	Maturity Date	2017	2016
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$715.0	$100.0
Capital lease obligations	Various	Various	9.4	6.8
Short-term debt and current portion of long-term debt			724.4	106.8
Long-term debt:
Senior notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $9.1 million and $10.4 million, respectively	5/15/2015	6/15/2025	890.9	889.6
5.500% senior notes, less unamortized discount and debt issuance costs of $4.9 million and $5.0 million, respectively	5/15/2015	6/15/2045	345.1	345.0
4.125% senior notes, less unamortized discount and debt issuance costs of $2.9 million and $3.5 million, respectively	9/12/2012	9/12/2022	347.1	346.5
4.875% senior notes, less unamortized discount and debt issuance costs of $0.7 million and $1.4 million, respectively	12/8/2011	1/15/2019	249.3	248.6
5.80% senior notes, less unamortized discount and debt issuance costs of $1.8 million and $2.4 million, respectively	4/6/2011	5/1/2021	448.2	447.6
Capital lease obligations	Various	Various	7.6	7.1
Syndicated revolving credit facility debt issuance costs			(3.8)	(4.2)
Long-term debt			2,284.4	2,280.2
Total debt			$3,008.8	$2,387.0

Accrued interest associated with the Company’s outstanding debt obligations was $18.3 million and $17.0 million as of December 31, 2017 and 2016, respectively, and included in “Accounts payable and accrued liabilities” within the accompanying consolidated balance sheets. Interest expense associated with the Company’s outstanding debt obligations was $119.4 million, $120.0 million and $121.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes
As of December 31, 2017 and 2016, the Company had senior notes with an aggregate principal amount of $2,300.0 million outstanding. Interest on senior notes is payable semiannually. The discount and debt issuance costs were recorded in "Long-term debt" in the accompanying consolidated balance sheets and these costs will be amortized to "Interest expense" in the accompanying consolidated statements of operations over the life of the respective senior note. The indenture governing senior notes restricts the Company's ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of the Company's assets, or merge with or into, any other person or entity. As of December 31, 2017 and 2016, the Company was in compliance with the financial debt covenants governing the senior notes.
Syndicated Revolving Credit Facility
The Company has a committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility") with Bank of America N.A., JP Morgan Chase, N.A., Sun Trust Bank, Wells Fargo Bank N.A., Citizens Bank, N.A., Morgan Stanley, N.A., HSBC Bank USA, N.A., Royal Bank of Canada, BNP Paribas, TD Bank, N.A., The Northern Trust Company, and Capital One N.A. On May 18, 2017, the Company entered into the third amendment to the Credit Facility, which, among other things, extended the maturity date one year to May 15, 2022. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the "Repurchase Program"). The Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between the Company and its subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, the Company has a consolidated interest coverage ratio of at least 3.0 to 1.0 and that it maintains, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of less than 3.5 to 1.0. The Company was in compliance with all financial covenants under the Credit Facility as of December 31, 2017. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and may range from 12.50 to 25.00 basis points based upon the consolidated funded debt leverage ratio. As of December 31, 2017 and 2016, the Company had outstanding borrowings under the Credit Facility of $715.0 million and $100.0 million, respectively.
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
The Company was in compliance with all financial covenants at December 31, 2017 and 2016.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities
The following table reflects the Company’s debt maturities:

Year	Amount
2018	$724.4
2019	253.9
2020	2.3
2021	451.4
2022	350.0
2023 and thereafter	1,250.0
Total	$3,032.0
14.    Stockholders’ Equity:
The Company has 2,000,000,000 shares of authorized common stock as of December 31, 2017 and 2016. The common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all thirteen members of the board of directors.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of December 31, 2017.
Share Repurchase Program
Since May 2010, the Company has authorized repurchases of up to $2,800.0 million of its common stock through its Repurchase Program. Since the introduction of share repurchase as a feature of the Company's capital management strategies in 2010, the Company has repurchased shares with an aggregate value of $2,433.8 million. As of December 31, 2017, the Company had $366.2 million available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the ISO 401(k) Savings and Employee Stock Ownership Plan ("KSOP"), the Verisk 2013 Equity Incentive Plan (the "2013 Incentive Plan"), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.
During the years ended December 31, 2017 and 2016, the Company repurchased 3,356,360 and 4,325,548 shares of common stock as part of the Repurchase Program at a weighted average price of $80.39 and $77.06 per share, respectively. The Company utilized cash from operations and borrowings from its Credit Facility to fund these repurchases.
Treasury Stock
As of December 31, 2017, the Company’s treasury stock consisted of 379,124,108 shares of common stock. During the years ended December 31, 2017 and 2016, the Company reissued 1,319,518 and 1,816,339 shares of common stock, under the 2013 Incentive Plan, 2009 Incentive Plan and the 1996 Incentive Plan, from the treasury shares at a weighted average price of $8.13 and $7.23 per share, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31:

	2017	2016	2015

	(In millions, except for share and per share data)
Numerator used in basic and diluted EPS:
Income from continuing operations	$555.1	$451.5	$487.5
Income from discontinued operations	—	139.7	20.1
Net income	$555.1	$591.2	$507.6
Denominator:
Weighted average number of common shares used in basic EPS	165,168,224	168,248,304	165,090,380
Effect of dilutive shares:
Potential common stock issuable from stock options and stock awards	3,520,644	2,923,268	3,360,963
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	168,688,868	171,171,572	168,451,343
The potential shares of common stock that were excluded from diluted EPS were 1,967,409, 1,724,338 and 1,221,301 at December 31, 2017, 2016 and 2015, respectively, because the effect of including those potential shares was anti-dilutive.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of December 31:

	2017	2016
Foreign currency translation adjustment	$(334.4)	$(561.4)
Unrealized gains on available-for-sale securities, net of tax	0.7	0.3
Pension and postretirement adjustment, net of tax	(78.6)	(89.7)
Accumulated other comprehensive losses	$(412.3)	$(650.8)
The before tax and after tax amounts of other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
December 31, 2017
Foreign currency translation adjustment	$227.0	$—	$227.0
Unrealized holding gain on available-for-sale securities before reclassifications	0.5	(0.1)	0.4
Unrealized holding gain on available-for-sale securities	0.5	(0.1)	0.4
Pension and postretirement adjustment before reclassifications	19.7	(4.9)	14.8
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(4.9)	1.2	(3.7)
Pension and postretirement adjustment	14.8	(3.7)	11.1
Total other comprehensive income	$242.3	$(3.8)	$238.5
December 31, 2016
Foreign currency translation adjustment	$(395.6)	$—	$(395.6)
Unrealized holding gain on available-for-sale securities before reclassifications	0.5	(0.2)	0.3
Unrealized holding gain on available-for-sale securities	0.5	(0.2)	0.3
Pension and postretirement adjustment before reclassifications	(18.1)	6.8	(11.3)
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(3.6)	1.4	(2.2)
Pension and postretirement adjustment	(21.7)	8.2	(13.5)
Total other comprehensive loss	$(416.8)	$8.0	$(408.8)
December 31, 2015
Foreign currency translation adjustment	$(162.7)	$—	$(162.7)
Unrealized holding gain on available-for-sale securities before reclassifications	0.4	(0.2)	0.2
Amount reclassified from accumulated other comprehensive losses (1)	(0.2)	0.1	(0.1)
Unrealized holding gain on available-for-sale securities	0.2	(0.1)	0.1
Pension and postretirement adjustment before reclassifications	5.3	(2.2)	3.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(3.3)	1.3	(2.0)
Pension and postretirement adjustment	2.0	(0.9)	1.1
Total other comprehensive loss	$(160.5)	$(1.0)	$(161.5)

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) This accumulated other comprehensive losses component, before tax, is included under “Investment income and others, net” in the accompanying consolidated statements of operations.
(2) This accumulated other comprehensive losses component, before tax, is included under “Cost of revenues” and “Selling, general and administrative” in the accompanying consolidated statements of operations. This component is also included in the computation of net periodic benefit (credit) cost (see Note 16 Pension and Postretirement Benefits for additional details).
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
Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is eighteen thousand dollars for 2017, 2016 and 2015. Certain eligible participants (age 50 and older) may contribute an additional six thousand dollars on a pre-tax basis for 2017, 2016 and 2015. After-tax contributions are limited to 10.0% of a participant’s compensation. The quarterly matching contributions are primarily equal to 75.0% of the first 6.0% of the participant’s contribution.
The Company established the ESOP component as a funding vehicle for the KSOP. The common shares acquired by the KSOP were pledged as collateral under an intercompany loan agreement ("ESOP loan") between the KSOP and Company. The Company accounted for its ESOP in accordance with ASC 718-40, Employee Stock Ownership Plans (“ASC 718-40”) and ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”). As of December 31, 2015, the KSOP no longer had any outstanding ESOP loan balance with the Company. For the year ended December 31, 2015, the Company instructed the KSOP to release 145,007 shares of common stock at a weighted average per price of $72.06 to fund the quarterly matching contributions. Upon maturity of the ESOP loan, the Company issued common stock under the KSOP from the Company's treasury shares to fund the 401(k) matching contributions. For the year ended December 31, 2016, the Company issued 181,198 shares of common stock at a weighted average per price of $79.97 to fund the quarterly matching contributions. The Company also contributed a total of $18.8 million of cash to the KSOP for the year ended December 31, 2016. For the year ended December 31, 2017, the Company opted to fund the 401(k) matching contributions in cash in lieu of issuance of common stock from treasury shares and made cash contributions of $15.6 million. KSOP compensation expense including the discontinued operations funded by the Company's common stock for 2016 and 2015 was $14.5 million and $14.1 million, respectively. At December 31, 2017, 2016 and 2015, the fair value of Verisk common stock was $96.00, $81.17, and $76.88 per share, respectively.
In 2005, the Company established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the qualified pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees participated in the Profit Sharing Plan if they completed 1,000 hours of service each plan year and were employed on December 31 of that year. The Company can make a discretionary contribution to the Profit Sharing Plan based on the annual performance of the Company. Participants vest once they have completed four years and 1,000 hours of service. For the years ended December 31, 2017, 2016 and 2015, there were no profit sharing contributions.
Equity Compensation Plans
All of the Company’s outstanding stock options and restricted stock are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company's treasury shares. The number of shares of common stock available for issuance under the 2013 Incentive Plan is 15,700,000 and such amount shall be reduced on a 1-for-1 basis for every share issued that is subject to an option or stock appreciation right and on a 2.5-for-1 basis for every share issued that is subject to an award other than an option or stock appreciation right.  Shares that were subject to an award under the 2013 Incentive Plan that become forfeited, expired or otherwise terminated shall again be available for issuance under the 2013 Incentive Plan on a 1-for-1 basis if the shares were

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to options or stock appreciation rights, and on an 2.5-for-1 basis if the shares were subject to awards other than options or stock appreciation rights. As of December 31, 2017, there were 6,761,346 shares of common stock reserved and available for future issuance. Cash received from stock option exercises including the discontinued operations for the years ended December 31, 2017, 2016 and 2015 was $35.0 million, $41.1 million and $38.8 million, respectively.
The Company has granted equity awards to key employees and directors. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of the Company's common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. The Company recognizes the expense of the equity awards over the vesting period. A summary of the equity awards granted for the year ended December 31, 2017 is presented below.

Grant Date	Service Vesting Period	Stock Options	Restricted Stock	Common Stock
January 1 to December 31, 2017	Four-year graded vesting	1,318,107	273,966	—
April 1, 2017	Two-year graded vesting	47,030	11,272	—
July 1, 2017	One-year graded vesting	75,133	10,308	—
April 1 to September 30, 2017	Not applicable	—	1,304	3,573
		1,440,270	296,850	3,573
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table during the years ended December 31:

	2017	2016	2015
Option pricing model	Black-Scholes	Black-Scholes	Black-Scholes
Expected volatility	18.72%	20.26%	19.51%
Risk-free interest rate	1.82%	1.14%	1.29%
Expected term in years	4.5	4.5	4.5
Dividend yield	—%	—%	—%
Weighted average grant date fair value per stock option	$15.71	$15.33	$13.58
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of options outstanding under the Incentive Plan and the Option Plan and changes during the three years then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	(In millions, except for share and per share data)
Outstanding at January 1, 2015	9,205,690	$31.11	$303.3
Granted	1,884,262	$72.20
Exercised	(1,739,847)	$23.71	$87.0
Cancelled or expired	(232,372)	$64.05
Outstanding at December 31, 2015	9,117,733	$40.17	$334.7
Granted	1,364,916	$80.23
Exercised	(1,409,803)	$31.47	$69.3
Cancelled or expired	(301,929)	$73.01
Outstanding at December 31, 2016	8,770,917	$46.67	$302.6
Granted	1,440,270	$81.33
Exercised	(1,125,004)	$33.66	$57.2
Cancelled or expired	(179,074)	$76.70
Outstanding at December 31, 2017	8,907,109	$53.31	$380.2
Options exercisable at December 31, 2017	5,995,339	$41.50	$326.8
Options exercisable at December 31, 2016	6,148,349	$35.35	$281.7
A summary of the status of the Company’s nonvested options and changes is presented below:

	Number of Options	Weighted Average Grant-Date Fair Value Per Share
Nonvested balance at January 1, 2015	2,045,795	$12.55
Granted	1,884,262	$13.58
Vested	(1,121,181)	$13.24
Cancelled or expired	(232,372)	$13.05
Nonvested balance at December 31, 2015	2,576,504	$12.95
Granted	1,364,916	$15.33
Vested	(1,016,923)	$12.78
Cancelled or expired	(301,929)	$14.18
Nonvested balance at December 31, 2016	2,622,568	$14.12
Granted	1,440,270	$15.71
Vested	(971,994)	$14.19
Cancelled or expired	(179,074)	$14.53
Nonvested balance at December 31, 2017	2,911,770	$14.86

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. The Company adopted ASU No. 2016-09 prospectively on January 1, 2017 and excess tax benefits from exercised stock options were recorded as income tax benefit in the accompanying consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. For the year ended December 31, 2017, the Company recorded excess tax benefit from exercised stock options of $19.0 million as income tax benefit in the accompanying consolidated statements of operations. Prior to the adoption of ASU No. 2016-09, for the years ended December 31, 2016 and 2015, the Company recorded excess tax benefit from exercised stock options of $23.3 million and $29.2 million, respectively,

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in "Additional paid-in capital" in the accompanying consolidated balance sheets. The Company realized $28.4 million, $31.4 million and $40.1 million of tax benefit within the Company’s tax payments through December 31, 2017, 2016 and 2015, respectively. The Company estimates expected forfeitures of equity awards at the date of grant and recognizes compensation expense only for those awards that the Company expects to vest. Estimated forfeiture is ultimately adjusted to actual forfeiture. Changes in the forfeiture assumptions may impact the total amount of expense ultimately recognized over the requisite service period and may impact the timing of expense recognized over the requisite service period. Stock based compensation expense, including the discontinued operations, for 2017, 2016 and 2015 was $31.8 million, $30.0 million and $30.5 million, respectively.
A summary of the status of the restricted stock awarded under the 2013 Incentive Plan and changes is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2015	442,310	$56.84
Granted	350,004	$72.24
Vested	(211,265)	$58.64
Forfeited	(47,281)	$63.10
Outstanding at December 31, 2015	533,768	$66.25
Granted	292,941	$80.27
Vested	(230,683)	$64.44
Forfeited	(58,359)	$72.86
Outstanding at December 31, 2016	537,667	$73.34
Granted	296,850	$82.02
Vested	(197,403)	$70.72
Forfeited	(32,650)	$77.13
Outstanding at December 31, 2017	604,464	$78.28

For the year ended December 31, 2017 and 2016, certain employees had restricted stock vesting and covered the aggregate statutory minimum tax withholding of $2.9 million and $3.1 million through a net settlement of 36,067 shares and 38,250 shares, respectively.
As of December 31, 2017, there was $68.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2013 Incentive Plan and the 2009 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.53 years. As of December 31, 2017, there were 2,911,770 and 604,331 nonvested stock options and restricted stock, respectively, of which 2,450,191 and 509,701 are expected to vest. The total grant date fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $16.6 million, $14.2 million and $16.8 million, respectively. The total grant date fair value of restricted stock vested during the year ended December 31, 2017, 2016 and 2015 was $17.6 million, $14.4 million and $16.3 million, respectively.
The Company also offers eligible employees the opportunity to participate in an employee stock purchase plan ("ESPP"). Under the ESPP, participating employees may authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed twenty-five thousand dollars in any calendar year, to purchase shares of the Company’s common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the years ended December 31, 2017, 2016 and 2015, the Company issued 29,605, 29,867 and 25,599 shares of common stock at a weighted average discounted price of $81.38, $76.75 and $70.27, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Pension and Postretirement Benefits:
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
The Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. The minimum contribution requirement was and is expected to be $0 in 2017 and 2018, respectively. The Company contributed $0.9 million and $1.0 million to the SERP in 2017 and 2016, respectively, and expects to contribute $0.8 million in 2018.
The Company also provides certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage. The Company does not expect to contribute to the Postretirement Plan in 2018.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the benefit obligations and the plan assets, the (funded) unfunded status of the Pension Plan, SERP and Postretirement Plan, and the amounts recognized in the Company’s consolidated balance sheets at December 31:

	Pension Plan and SERP		Postretirement Plan
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at January 1	$438.4	$419.6	$12.8	$15.8
Interest cost	17.1	19.3	0.4	0.4
Actuarial loss (gain)	25.4	28.5	0.7	(1.4)
Plan participants’ contributions	—	—	1.6	1.9
Benefits paid	(28.0)	(29.0)	(4.2)	(4.4)
Federal subsidy on benefits paid	—	—	0.5	0.5
Benefit obligation at December 31	$452.9	$438.4	$11.8	$12.8
Accumulated benefit obligation at December 31	$452.9	$438.4
Change in plan assets:
Fair value of plan assets at January 1	$444.5	$438.6	$11.1	$13.0
Actual return on plan assets, net of expenses	67.3	33.9	0.1	0.1
Employer contributions, net	0.9	1.0	1.0	—
Plan participants’ contributions	—	—	1.6	1.9
Benefits paid	(28.0)	(29.0)	(4.2)	(4.4)
Federal subsidies received	—	—	0.5	0.5
Fair value of plan assets at December 31	$484.7	$444.5	$10.1	$11.1
(Funded) unfunded status at December 31	$(31.8)	$(6.1)	$1.7	$1.7
Amounts recognized in the consolidated balance sheets consist of:
Pension assets, noncurrent	$(45.1)	$(19.6)	$—	$—
Pension, SERP and postretirement benefits, current	0.8	0.9	—	—
Pension, SERP and postretirement benefits, noncurrent	12.5	12.6	1.7	1.7
Total Pension, SERP and Postretirement benefits	$(31.8)	$(6.1)	$1.7	$1.7
The pre-tax components included within accumulated other comprehensive losses as of December 31 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	2017	2016	2017	2016
Prior service benefit cost (credit)	$3.5	$3.7	$(0.5)	$(0.8)
Actuarial losses	124.3	139.6	5.6	5.2
Accumulated other comprehensive losses, pretax	$127.8	$143.3	$5.1	$4.4

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax components of net periodic benefit (credit) cost and the amounts recognized in other comprehensive loss are summarized below for the years ended December 31:

	Pension Plan and SERP			Postretirement Plan
	2017	2016	2015	2017	2016	2015
Interest cost	$17.1	$19.3	$18.1	$0.4	$0.4	$0.5
Expected return on plan assets	(31.1)	(31.7)	(34.4)	(0.3)	(0.5)	(0.6)
Amortization of prior service cost (credit) reclassified from accumulated other comprehensive losses	0.2	0.1	—	(0.2)	(0.1)	(0.1)
Amortization of net actuarial loss reclassified from accumulated other comprehensive losses	4.5	3.2	2.8	0.4	0.4	0.6
Net periodic benefit (credit) cost	(9.3)	(9.1)	(13.5)	0.3	0.2	0.4
Amortization of prior service benefit cost (credit) reclassified from accumulated other comprehensive losses	(0.2)	(0.1)	—	0.2	0.1	0.1
Amortization of actuarial loss reclassified from accumulated other comprehensive losses	(0.1)	—	(0.2)	—	—	—
Net loss recognized reclassified from accumulated other comprehensive losses	(4.4)	(3.2)	(2.6)	(0.4)	(0.4)	—
Plan amendments	—	—	3.8	—	—	—
Actuarial gain (loss)	(10.8)	26.4	(1.5)	0.9	(1.1)	(1.6)
Total recognized in other comprehensive loss	(15.5)	23.1	(0.5)	0.7	(1.4)	(1.5)
Total recognized in net periodic benefit cost (credit) and other comprehensive loss	$(24.8)	$14.0	$(14.0)	$1.0	$(1.2)	$(1.1)
The estimated amounts in accumulated other comprehensive losses that are expected to be recognized as components of net periodic benefit (credit) cost during 2018 are summarized below:

	Pension Plan and SERP	Postretirement Plan	Total
Amortization of prior service benefit cost (credit)	$0.2	$(0.2)	$—
Amortization of net actuarial loss	3.4	0.5	3.9
Total	$3.6	$0.3	$3.9
The weighted-average assumptions used to determine benefit obligations as of December 31, 2017 and 2016 and net periodic benefit (credit) cost for the years 2017, 2016 and 2015 are provided below:

	Pension Plan and SERP			Postretirement Plan
Weighted-average assumptions used to determine benefit obligations:	2017	2016		2017	2016
Discount rate	3.50%	3.99%		3.00%	3.25%
Expected return on plan assets	7.00%	7.25%		2.00%	3.00%

Weighted-average assumptions used to determine net periodic benefit (credit) loss:	2017	2016	2015	2017	2016	2015
Discount rate	3.99%	4.73%	3.99%	3.25%	3.25%	3.00%
Expected return on plan assets	7.25%	7.50%	7.50%	3.00%	4.00%	4.00%

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the Postretirement Plan are net of the federal Medicare subsidy.

	Pension Plan and SERP	Postretirement Plan
	Gross Benefit Amount	Gross Benefit Amount	Medicare Subsidy Payments	Net Benefit Amount
2018	$30.5	$2.0	$(0.3)	$1.7
2019	$31.5	$1.8	$(0.3)	$1.5
2020	$30.1	$1.7	$(0.3)	$1.4
2021	$30.7	$1.5	$(0.3)	$1.2
2022	$29.9	$1.3	$(0.3)	$1.0
2023-2027	$141.7	$4.4	$(0.2)	$4.2
The healthcare cost trend rate for 2017 was 8.75% gradually decreasing to 4.50% in 2035. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. However, a 1.00% change in assumed healthcare cost trend rates would have an immaterial effect to our postretirement benefit obligation.
The subsidy from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced the Company’s accumulated postretirement benefit obligation by approximately $1.6 million and $2.1 million as of December 31, 2017 and 2016, and the net periodic benefit cost by approximately $2.0 thousand, $54.0 thousand and $7.0 thousand in fiscal 2017, 2016 and 2015, respectively.
The expected return on the Pension Plan assets as of December 31, 2017 and 2016 was 7.00% and 7.25%, respectively, which was determined by taking into consideration the Company’s analysis of its actual historical investment returns to a broader long-term forecast after adjusting for the target investment allocation and reflecting the current economic environment. The Company’s investment guidelines target investment allocation of 60% equity securities and 40% debt securities. The Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms. The domestic equity portion of the total portfolio should range between 40% and 60%. The international equity portion of the total portfolio should range between 10% and 20%. The fixed income portion of the total portfolio should range between 20% and 40%. The asset allocation at December 31, 2017 and 2016, and target allocation for 2018 by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets
		2017	2016
Equity securities	60.0%	54.0%	61.6%
Debt securities	40.0%	37.9%	37.8%
Other	—%	8.1%	0.6%
Total	100.0%	100.0%	100.0%

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
The Company also maintains a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The asset allocation for the VEBA Plan at December 31, 2017 and target allocation for 2018 are 100% in debt securities.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no transfers among Levels 1, 2 or 3 for the years ended December 31, 2017 and 2016. Refer to Note 6. Fair Value Measurements for further discussion with respect to fair value hierarchy. The following table summarizes the fair value measurements by level of the Pension Plan and Postretirement Plan assets:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Equity
Managed equity accounts (1)	$201.4	$201.4	$—	$—
Equity — pooled separate account (2)	60.3	—	60.3	—
Equity — partnerships (3)	0.2	—	—	0.2
Debt
Fixed income manager — pooled separate account (2)	183.6	—	183.6	—
Fixed income manager — government securities (4)	10.1	10.1	—	—
Other
Cash — pooled separate account (2)	0.5	—	0.5	—
Global real estate account (5)	38.7	—	38.7	—
Total	$494.8	$211.5	$283.1	$0.2
December 31, 2016
Equity
Managed equity accounts (1)	$210.2	$210.2	$—	$—
Equity — pooled separate account (2)	63.2	—	63.2	—
Equity — partnerships (3)	0.2	—	—	0.2
Debt
Fixed income manager — pooled separate account (2)	167.9	—	167.9	—
Fixed income manager — government securities (4)	11.1	11.1	—	—
Other
Cash — pooled separate account (2)	3.0	—	3.0	—
Total	$455.6	$221.3	$234.1	$0.2

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateralized mortgage obligations, and other obligations that are secured by mortgages or mortgage backed securities, and valued at the closing price reported in the active market.

(5)
The funds invested in common stocks and other equity securities issued by domestic and foreign real estate companies, including real estate investment trusts ("REIT") and similar REIT-like entities. The fair values of these stocks, bonds and mutual funds are publicly quoted and are used in determining the NAV of the funds, which is not publicly quoted.

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
Decision Analytics: The Company develops solutions that its customers use to analyze key processes in managing risk. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes to earthquakes. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company also develops solutions that allow customers to quantify costs after loss events occur. Fraud solutions include data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sector. The Company further leverages predictive models and proprietary data to advise customers to make asset investment and portfolio allocation decisions in the global energy market. On June 1, 2016, the Company sold its healthcare business, Verisk Health. Results of operations for the healthcare business are reported as discontinued operations for the year ended December 31, 2016 and for all prior periods presented. Refer to Note 9 for more information.
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

The two aforementioned operating segments represent the segments for which separate discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. The CODM does not evaluate the financial performance of each segment based on assets or geographical locations. On a geographic basis, revenues from countries outside of the U.S. accounted for 21.7%, 22.6% and 18.2% of the Company's consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively. No individual country outside of the U.S. accounted for 10.0% or more of the Company's consolidated revenues for the years ended December 31, 2017, 2016 and 2015.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the Company’s revenue and EBITDA by reportable segment for the years ended December 31, as well as a reconciliation to operating income for all periods presented in the accompanying consolidated statements of operations:

	2017			2016			2015
	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total	Decision Analytics	Risk Assessment	Total
Revenues	$1,374.9	$770.3	$2,145.2	$1,270.9	$724.3	$1,995.2	$1,072.5	$688.2	$1,760.7
Expenses:
Cost of revenues (exclusive of items shown separately below)	(557.0)	(226.8)	(783.8)	(490.7)	(223.7)	(714.4)	(412.0)	(200.0)	(612.0)
Selling, general and administrative	(238.3)	(84.5)	(322.8)	(214.9)	(86.7)	(301.6)	(196.5)	(81.8)	(278.3)
Investment income and others, net	9.5	(0.3)	9.2	4.5	1.6	6.1	16.8	0.1	16.9
EBITDA from discontinued operations	—	—	—	266.0	—	266.0	81.7	—	81.7
Gain on derivative instruments	—	—	—	—	—	—	85.2	—	85.2
EBITDA	589.1	458.7	1,047.8	835.8	415.5	1,251.3	647.7	406.5	1,054.2
Depreciation and amortization of fixed assets	(105.2)	(30.4)	(135.6)	(91.4)	(27.7)	(119.1)	(70.8)	(25.8)	(96.6)
Amortization of intangible assets	(97.8)	(4.0)	(101.8)	(91.8)	(0.7)	(92.5)	(70.0)	(0.4)	(70.4)
Investment income and others, net	(9.5)	0.3	(9.2)	(4.5)	(1.6)	(6.1)	(16.8)	(0.1)	(16.9)
EBITDA from discontinued operations	—	—	—	(266.0)	—	(266.0)	(81.7)	—	(81.7)
Gain on derivative instruments	—	—	—	—	—	—	(85.2)	—	(85.2)
Operating income	$376.6	$424.6	801.2	$382.1	$385.5	767.6	$323.2	$380.2	703.4
Investment income and others, net			9.2			6.1			16.9
Gain on derivative instruments			—			—			85.2
Interest expense			(119.4)			(120.0)			(121.4)
Income from continuing operations before income taxes			$691.0			$653.7			$684.1

Operating segment revenue by type of service is provided below for the years ended December 31:

	2017	2016	2015
Decision Analytics
Insurance	$784.7	$699.8	$647.2
Energy and specialized markets	444.7	442.8	308.8
Financial services	145.5	128.3	116.5
Total Decision Analytics	1,374.9	1,270.9	1,072.5
Risk Assessment
Industry-standard insurance programs	593.6	554.1	524.6
Property-specific rating and underwriting information	176.7	170.2	163.6
Total Risk Assessment	770.3	724.3	688.2
Total consolidated revenues	$2,145.2	$1,995.2	$1,760.7

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by country are provided below as of December 31:

	2017	2016
Long-lived assets:
U.S.	$2,438.6	$1,754.0
U.K.	2,656.6	2,102.5
Other countries	327.5	273.8
Total long-lived assets	$5,422.7	$4,130.3
18.    Related Parties:
The Company considers its stockholders that own more than 5% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. The Company had no material transactions with related parties owning more than 5% of the entire class of stock as of December 31, 2017 and 2016, except for transactions with the KSOP as disclosed in Note 15. Compensation Plans in the accompanying consolidated financial statements.
In addition, the Company had no revenues from related parties for the years ended December 31, 2017, 2016 and 2015.
19.    Commitments and Contingencies:
The Company’s operations are conducted on leased premises. Approximate minimum rentals under long-term noncancelable leases for all leased premises, computer equipment and automobiles are as follows:

Years Ending	Operating Leases	Capital Leases
2018	$40.6	$10.0
2019	41.8	4.2
2020	42.9	2.4
2021	34.6	1.4
2022	31.5	—
2023 and thereafter	173.9	—
Net minimum lease payments	$365.3	18.0
Less amount representing interest		1.0
Present value of net minimum lease capital payments		$17.0

Most of the leases require payment of property taxes and utilities and, in certain cases, contain renewal options. Operating leases consist of office space. Capital leases consist of computer equipment, office equipment, and leased automobiles. Rent expense on operating leases approximated $39.0 million, $39.5 million and $37.3 million in 2017, 2016 and 2015, respectively.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On April 24, 2017, the parties agreed to resolve the litigation in a Settlement Agreement and Release and plaintiffs filed their Motion for Preliminary Approval of the settlement on the same day. The settlement provides for a non-material cash payment by the Company, as well as certain non-monetary relief. The District Court granted the Motion for Preliminary Approval on April 25, 2017 and issued its Final Approval Order on October 31, 2017.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Services Office, Inc. Litigation
On August 1, 2014, the Company was served with an Amended Complaint filed in the United States District Court for the District of Colorado titled Snyder, et. al. v. ACORD Corp., et al. The action is brought by nineteen individual plaintiffs, on their own behalf and on behalf of a putative class, against more than 120 defendants, including the Company and ISO. Except for the Company, ISO and the defendant Acord Corporation, which provides standard forms to assist in insurance transactions, most of the other defendants are property and casualty insurance companies that plaintiffs claim conspired to underpay property damage claims. Plaintiffs claim that the Company and ISO, along with all the other defendants, violated state and federal antitrust and racketeering laws as well as state common law. On September 8, 2014, the Court entered an Order striking the Amended Complaint and granting leave to the plaintiffs to file a new complaint. On October 13, 2014, plaintiffs filed their Second Amended Complaint, which was re-filed by plaintiffs to correct errors as the Third Amended Complaint. The Third Amended Complaint similarly alleges that the defendants conspired to underpay property damage claims, but does not specifically allege what role the Company or ISO played in the alleged conspiracy. It claims that the Company and ISO, along with all the other defendants, violated state and federal antitrust and racketeering laws as well as state common law, and seeks all available relief including injunctive, statutory, actual and punitive damages as well as attorneys’ fees. On January 15, 2016, the Court granted defendants’ motions to dismiss all claims asserted in the Third Amended Complaint. Plaintiffs filed a motion for reconsideration of this dismissal on February 16, 2016. The Court granted defendants’ motion to strike the motion for reconsideration on March 2, 2016 and gave plaintiffs leave to file another motion for reconsideration in accordance with the rules which plaintiffs filed on March 11, 2016 and, which was denied by the Court on April 25, 2016. On April 1, 2016, plaintiffs also filed a Notice of Appeal of the Court’s January 15, 2016 Order, which dismissed all claims in the Third Amended Complaint. Plaintiffs also filed an appeal of the Court’s denial of the motion for reconsideration, which the Court of Appeals for the 10th Circuit consolidated with the appeal of the Court’s January 15, 2016 dismissal. Appellants filed their brief in support of the consolidated appeal on July 21, 2016 and Appellees filed their brief in response on September 21, 2016. On April 6, 2017, the Court of Appeals for the 10th Circuit affirmed the Court’s dismissal of the Third Amended Complaint. Appellants filed a motion for en banc reconsideration of the 10th Circuit’s affirmance of the dismissal of the Third Amended Complaint which was denied on May 26, 2017.  Appellants filed their petition for a writ of certiorari in the Supreme Court on August 24, 2017 which was denied on October 30, 2017. Plaintiffs filed a Petition for Rehearing to the Supreme Court on November 27, 2017 which was denied on January 8, 2018.
**************

Schedule II
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

Description	Balance at Beginning of Year (1)	Charged to Costs and Expenses(2)	Deductions— Write-offs(3)	Balance at End of Year
Year ended December 31, 2017
Allowance for doubtful accounts	$3.4	$2.0	(0.8)	$4.6
Valuation allowance for income taxes	$8.1	$10.0	(0.5)	$17.6
Year ended December 31, 2016
Allowance for doubtful accounts	$2.6	$2.2	(1.4)	$3.4
Valuation allowance for income taxes	$0.9	$7.2	$—	$8.1
Year Ended December 31, 2015
Allowance for doubtful accounts	$3.2	$0.8	(1.4)	$2.6
Valuation allowance for income taxes	$0.7	$0.2	$—	$0.9

(1)	Excludes discontinued operations

(2)	Primarily additional reserves for bad debts

(3)	Primarily accounts receivable balances written off, net of recoveries, and the expiration of loss carryforwards

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2018.

VERISK ANALYTICS, INC. (Registrant)

/S/ Scott G. Stephenson
Scott G. Stephenson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2018.

Signature	Capacity

/S/ SCOTT G. STEPHENSON	President and Chief Executive Officer (principal executive officer and director)
Scott G. Stephenson

/S/ LEE M. SHAVEL	Executive Vice President and Chief Financial Officer (principal financial officer)
Lee M. Shavel

/S/ DAVID J. GROVER	Vice President and Controller (principal accounting officer)
David J. Grover

/S/ FRANK J. COYNE	Lead Independent Director
Frank J. Coyne

/S/ ANNELL BAY	Director
Annell R. Bay

/S/ J. HYATT BROWN	Director
J. Hyatt Brown

/S/ CHRISTOPHER M. FOSKETT	Director
Christopher M. Foskett

/S/ BRUCE E. HANSEN	Director
Bruce E. Hansen

/S/ KATHLEEN HOGENSON	Director
Kathleen A. Hogenson

/S/ CONSTANTINE P. IORDANOU	Director
Constantine P. Iordanou

/S/ JOHN F. LEHMAN, JR.	Director
John F. Lehman, Jr.

/S/ SAMUEL G. LISS	Director
Samuel G. Liss

/S/ ANDREW G. MILLS	Director
Andrew G. Mills

/S/ THERESE M. VAUGHAN	Director
Therese M. Vaughan

/S/ DAVID B. WRIGHT	Director
David B. Wright

EXHIBIT INDEX

Exhibit Number	Description
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

10.9
Insurance Services Office, Inc. Supplemental Cash Balance Plan dated January 1, 2009 as amended by the Amendment to the Insurance Services Office, Inc. Supplemental Cash Balance Plan dated February 10, 2012 incorporated by reference to Exhibit 10.12 to the Company's annual report on Form 10-K dated February 25, 2014.

10.10
Insurance Services Office, Inc. Supplemental Executive Retirement Savings Plan dated January 1, 2009 incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K dated February 25, 2014.

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

10.17
Third Amendment to the Second Amended Restated Credit Agreement dated May 18, 2017 among Verisk Analytics, Inc., as borrower, and the lenders and agents party thereto, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 19, 2017.

10.18
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