Form 10-Q
period 2018-03-31
Verisk Analytics, Inc.
filed 2018-05-01
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 27, 2018, there were 165,259,198 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2018 and December 31, 2017

	2018	2017

	(In millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$149.8	$142.3
Available-for-sale securities	3.8	3.8
Accounts receivable, net of allowance for doubtful accounts of $4.5 and $4.6, respectively	424.1	345.5
Prepaid expenses	52.6	38.1
Income taxes receivable	8.1	28.8
Other current assets	70.2	39.1
Total current assets	708.6	597.6
Noncurrent assets:
Fixed assets, net	489.0	478.3
Intangible assets, net	1,356.6	1,345.3
Goodwill	3,454.2	3,368.7
Deferred income tax assets	16.6	15.9
Other assets	221.9	214.5
Total assets	$6,246.9	$6,020.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$223.8	$225.4
Short-term debt and current portion of long-term debt	740.9	724.4
Deferred revenues	586.6	384.7
Income tax payable	6.8	3.1
Total current liabilities	1,558.1	1,337.6
Noncurrent liabilities:
Long-term debt	2,041.1	2,284.4
Deferred income tax liabilities	356.5	337.8
Other liabilities	106.9	135.1
Total liabilities	4,062.6	4,094.9
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued and 165,099,769 and 164,878,930 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,201.9	2,180.1
Treasury stock, at cost, 378,903,269 and 379,124,108 shares, respectively	(3,185.3)	(3,150.5)
Retained earnings	3,476.9	3,308.0
Accumulated other comprehensive losses	(309.3)	(412.3)
Total stockholders’ equity	2,184.3	1,925.4
Total liabilities and stockholders’ equity	$6,246.9	$6,020.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017

	(In millions, except for share and per share data)
Revenues	$581.2	$502.6
Expenses:
Cost of revenues (exclusive of items shown separately below)	221.2	182.9
Selling, general and administrative	91.8	75.9
Depreciation and amortization of fixed assets	40.5	33.8
Amortization of intangible assets	33.2	22.3
Total expenses	386.7	314.9
Operating income	194.5	187.7
Other income (expense):
Investment income and others, net	0.6	1.9
Interest expense	(32.8)	(28.4)
Total other expense, net	(32.2)	(26.5)
Income before income taxes	162.3	161.2
Provision for income taxes	(29.3)	(52.4)
Net income	$133.0	$108.8
Basic net income per share	$0.81	$0.65
Diluted net income per share	$0.79	$0.64
Weighted average shares outstanding:
Basic	165,043,047	166,442,991
Diluted	168,992,535	170,150,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For The Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017

	(In millions)
Net income	$133.0	$108.8
Other comprehensive income, net of tax:
Foreign currency translation adjustment	102.7	33.1
Available-for-sale securities adjustment	—	0.1
Pension and postretirement liability adjustment	1.0	0.7
Total other comprehensive income	103.7	33.9
Comprehensive income	$236.7	$142.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Year Ended December 31, 2017 and The Three Months Ended March 31, 2018

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

	(In millions, except for share data)
Balance, January 1, 2017	544,003,038	$0.1	$2,121.6	$(2,891.4)	$2,752.9	$(650.8)	$1,332.4
Net income	—	—	—	—	555.1	—	555.1
Other comprehensive income	—	—	—	—	—	238.5	238.5
Treasury stock acquired (3,356,360 shares)	—	—	—	(269.8)	—	—	(269.8)
Stock options exercised (1,125,004 shares reissued from treasury stock)	—	—	28.7	9.2	—	—	37.9
Restricted stock lapsed (143,557 shares reissued from treasury stock)	—	—	(1.1)	1.1	—	—	—
Employee stock purchase plan (29,605 shares reissued from treasury stock)	—	—	2.2	0.2	—	—	2.4
Stock-based compensation	—	—	31.8	—	—	—	31.8
Net share settlement from restricted stock awards (36,067 shares withheld for tax settlement)	—	—	(2.9)	—	—	—	(2.9)
Other stock issuances (21,352 shares reissued from treasury stock)	—	—	(0.2)	0.2	—	—	—
Balance, December 31, 2017	544,003,038	0.1	2,180.1	(3,150.5)	3,308.0	(412.3)	1,925.4
Adjustments to opening retained earnings related to Topic 606 and ASU 2016-01	—	—	—	—	35.9	(0.7)	35.2
Net income	—	—	—	—	133.0	—	133.0
Other comprehensive income	—	—	—	—	—	103.7	103.7
Treasury stock acquired (382,508 shares)	—	—	—	(39.8)	—	—	(39.8)
Stock options exercised (592,968 shares reissued from treasury stock)	—	—	12.4	4.9	—	—	17.3
Restricted stock lapsed (581 shares reissued from treasury stock)	—	—	—	—	—	—	—
Employee stock purchase plan (7,218 shares reissued from treasury stock)	—	—	0.6	0.1	—	—	0.7
Stock-based compensation	—	—	8.8	—	—	—	8.8
Other stock issuances (2,580 shares reissued from treasury stock)	—	—	—	—	—	—	—
Balance, March 31, 2018	544,003,038	$0.1	$2,201.9	$(3,185.3)	$3,476.9	$(309.3)	$2,184.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Three Months Ended March 31, 2018 and 2017

	2018	2017

	(In millions)
Cash flows from operating activities:
Net income	$133.0	$108.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	40.5	33.8
Amortization of intangible assets	33.2	22.3
Amortization of debt issuance costs and original issue discount	1.0	1.1
Provision for doubtful accounts	1.5	0.8
Stock-based compensation	8.8	6.5
Deferred income taxes	(0.6)	(0.7)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(74.7)	(31.0)
Prepaid expenses and other assets	(6.9)	(4.7)
Income taxes	24.4	48.1
Accounts payable and accrued liabilities	(3.0)	(28.3)
Deferred revenues	199.1	168.1
Other liabilities	(29.3)	(6.9)
Net cash provided by operating activities	327.0	317.9
Cash flows from investing activities:
Acquisitions, net of cash acquired of $2.3 and $3.6, respectively	(21.8)	(66.5)
Escrow funding associated with acquisitions	(0.4)	(9.8)
Capital expenditures	(43.2)	(31.1)
Purchases of available-for-sale securities	(0.1)	(0.1)
Proceeds from sales and maturities of available-for-sale securities	0.1	0.1
Other investing activities, net	(3.1)	—
Net cash used in investing activities	(68.5)	(107.4)
Cash flows from financing activities:
Repayment of short-term debt, net	(235.0)	(100.0)
Repurchases of common stock	(36.2)	(99.3)
Proceeds from stock options exercised	17.5	7.5
Other financing activities, net	(0.5)	(0.5)
Net cash used in financing activities	(254.2)	(192.3)
Effect of exchange rate changes	3.2	1.7
Increase in cash and cash equivalents	7.5	19.9
Cash and cash equivalents, beginning of period	142.3	135.1
Cash and cash equivalents, end of period	$149.8	$155.0
Supplemental disclosures:
Income taxes paid	$5.1	$4.8
Interest paid	$19.3	$13.8
Noncash investing and financing activities:
Repurchases of common stock included in accounts payable and accrued liabilities	$3.6	$11.2
Deferred tax liability established on date of acquisition	$1.6	$5.9
Capital lease obligations	$7.7	$—
Fixed assets included in accounts payable and accrued liabilities	$1.0	$1.7

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
2. Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets and liabilities, acquisition related liabilities, fair value of stock-based compensation for stock options granted, and assets and liabilities for pension and postretirement benefits. Actual results may ultimately differ from those estimates.
The condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. Other than adopting Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (“Topic 606”) and ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”) as of January 1, 2018, the condensed consolidated financial statements and related notes for the three months ended March 31, 2018 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.

The Company previously reported results based on its two operating segments, Decision Analytics and Risk Assessment. During the first quarter of 2018, the chief operating decision maker ("CODM") changed how he makes operating decisions, assesses the performance of the business, and allocates resources in a manner that caused its operating segments to change. Consequently, effective for the first quarter of 2018, the operating segments of the Company are based on three vertical markets it serves: Insurance, Energy and Specialized Markets, and Financial Services. These three operating segments are also the reportable segments of the Company and have been recast to reflect the new segments for the three months ended March 31, 2017 (See Note 13).
(a) Revenue Recognition
The following describes the Company’s primary types of revenues and the applicable revenue recognition policies. The Company’s revenues are primarily derived from the sales of services and revenue is recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those services. Revenue is recognized net of applicable sales tax withholdings.

The Company recognizes revenues through subscriptions, long-term agreements and on a transactional basis, recurring and nonrecurring. Subscriptions for the solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. The long-term agreements are generally for periods of three to five years. The Company recognizes revenue from subscriptions ratably over the term of the subscription and most long-term agreements are recognized ratably over the term of the agreement. As the Company offers most of its solutions through a hosting environment, revenue on the majority of the contracts is recognized over time because of the continuous right to use to the customer as soon as access is provided.
In addition, the Company performs certain discrete project based consulting services which are recognized over time by measuring the progress toward complete satisfaction of the performance obligation, based on the input method of consulting hours worked; this aligns with the results achieved and value transferred to the customer. The hours consumed are best reflective of the measure of progress towards satisfying the performance obligation, as the resources hours worked directly tie to the progress of the services to be provided.
Certain solutions are also paid for by customers on a transactional basis. The Company recognizes these revenues as the solutions are delivered or services performed. In general, they are billed monthly at the end of each month.
Insurance Revenue
Industry-standard insurance programs, statistical agent and data services and actuarial services are sold to participating insurance company customers under annual agreements covering a calendar year where the price is determined at the inception of the agreement. These arrangements include a series of distinct services that have the same pattern of transfer to the customer. In accordance with Topic 606, the Company recognizes revenue ratably over the term of these annual agreements under the series guidance, as services are performed and continuous access to information is provided over the entire term of the agreements.
Also within the Insurance segment, the Company licenses hosting solutions that provide continuous access to information in the areas of fraud detection, catastrophe modeling, loss estimation, and underwriting. These arrangements include a series of distinct services that have the same pattern of transfer to the customer. The Company recognizes revenue ratably over the term of these annual agreements under the series guidance, as services are performed and continuous access to information is provided over the entire term of the agreements.
There are also services within insurance, which are comprised of transaction-based fees for which revenue is recognized as information is delivered to customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those services.
Energy and Specialized Markets Revenue
The Company licenses hosting solutions that provide continuous access to research information such as data analytics and commercial intelligence for the energy, chemicals, metals and mining verticals. These arrangements include a series of distinct services that have the same pattern of transfer to the customer. The Company recognizes revenue ratably over the term of these annual agreements. Furthermore, the Company performs certain discrete project based services; in these instances, revenue is recognized as control of the promised services is transferred to our customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for these services.
Financial Services Revenue
Financial services provide competitive benchmarking, scoring solutions, analytics, and customized service to financial services institutions. The Company primarily recognizes revenue ratably for these services over the term of the agreements, as services are performed and continuous service is provided over the entire term of the agreements. In addition, the Company performs certain discrete project based services that are unrelated and independent of the aforementioned continuous services; in these instances, revenue is recognized as control of the promised services is transferred to our customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for these services.

Practical Expedient and Exemption

The Company generally recognizes revenues, provided that all other revenue recognition criteria are met, and expenses costs when incurred in accordance with Topic 606 because the period of recognition would have been one year or less. These costs are recorded within “Cost of revenues” and “Selling, general and administrative” expenses in the condensed consolidated statements of operations.

Accounts Receivables and Allowance for Doubtful Accounts
Accounts receivables is generally recorded at the invoiced amount. The allowance for doubtful accounts is estimated based on an analysis of the aging of the accounts receivable, historical write-offs, customer payment patterns, individual customer credit worthiness, current economic trends, and/or establishment of specific reserves for customers in adverse financial condition. The Company assesses the adequacy of the allowance for doubtful accounts on a quarterly basis.
Deferred Commissions
The incremental costs of obtaining a contract with a customer, which primarily consists of sales commissions, are deferred and amortized over a useful life of 5 years on a systematic basis that is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies deferred commissions as current or noncurrent based on the timing of expense recognition. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other assets, respectively, in the condensed consolidated balance sheets as of March 31, 2018. Amortization expense related to deferred commissions is computed on a straight-line basis over its estimated useful lives.
3. Revenues:
In May 2014, the Financial Accounting Standards Board ("FASB") issued Topic 606, which replaces numerous requirements under Topic 605, Revenue Recognition ("Topic 605"), in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Revenue is recognized in a five-step model: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when or as the company satisfies a performance obligation. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the modified retrospective method. The results of operations for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605. The accounting policies related to Topic 605 were presented in the Form 10-K for the year ended December 31, 2017, for which the Company recognized revenue when the following four criteria were met: persuasive evidence of an arrangement existed, delivery had occurred or services had been rendered, fees and/or price was fixed or determinable, and collectability was reasonably assured.
The following table shows cumulative effect of the changes made to the January 1, 2018 condensed consolidated balance sheet for the adoption of Topic 606 related to contracts that were entered into prior to and remained in progress subsequent to the adoption:

	December 31, 2017	Adjustments due to Topic 606		January 1, 2018
Accounts receivable	$345.5	$3.0	(1)	$348.5
Prepaid expenses	$38.1	$14.9	(2)	$53.0
Other assets	$214.5	$27.0	(2)	$241.5
Deferred revenues	$384.7	$(1.5)		$383.2
Deferred income tax liabilities	$337.8	$11.2		$349.0
Retained earnings	$3,308.0	$35.2		$3,343.2
_______________
(1)Relates to unbilled receivables
(2)Relates to deferred commissions current and non-current, respectively

In accordance with Topic 606, the disclosure of the impact of adoption on the unaudited condensed consolidated statement of operations and the condensed consolidated balance sheet for and as of the three months ended March 31, 2018 are as follows:

	Three months ended March 31, 2018 under Topic 605	Adjustments due to Topic 606	Three months ended March 31, 2018 under Topic 606
Revenues	$580.8	$0.4	$581.2
Selling, general and administrative	$92.8	$(1.0)	$91.8
Provision for income taxes	$(29.0)	$(0.3)	$(29.3)
Net income	$131.9	$1.1	$133.0

	As of March 31, 2018 under Topic 605	Adjustments due to Topic 606	As of March 31, 2018 under Topic 606
Accounts receivable	$421.1	$3.0	$424.1
Prepaid expenses	$36.7	$15.9	$52.6
Other assets	$194.9	$27.0	$221.9
Deferred revenues	$588.5	$(1.9)	$586.6
Deferred income tax liabilities	$345.0	$11.5	$356.5
Retained earnings	$3,440.6	$36.3	$3,476.9
Disaggregated revenues by type of service and by country are provided below for the three months ended March 31, 2018 and 2017. No individual country outside of the U.S. accounted for 10.0% or more of the Company's consolidated revenues for the three months ended March 31, 2018 or 2017.

	Three Months Ended March 31,
	2018	2017
Insurance:
Underwriting & rating	$280.6	$253.2
Claims	132.0	113.7
Total Insurance	412.6	366.9
Energy and Specialized Markets	125.5	106.3
Financial Services	43.1	29.4
Total revenues	$581.2	$502.6

	Three Months Ended March 31,
	2018	2017
Revenues:
U.S.	$449.5	$396.0
U.K.	35.0	23.7
Other countries	96.7	82.9
Total revenues	$581.2	$502.6
The Company's remaining performance obligations represent future revenues not yet recorded for services that have not yet been performed. The Company’s most significant remaining performance obligations relate to providing customers with the right to use content over the remaining contract term. Revenues expected to be recognized in the future related to performance obligations, noted within our deferred revenue and other liabilities, that are unsatisfied at March 31, 2018 are $589.8 million. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations are expected to be satisfied within one year and greater than one year are 99.0% and 1.0%, respectively.

4. Contract Assets and Contract Liabilities
Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of March 31, 2018 and January 1, 2018, the Company had no contract assets. As of March 31, 2018 and January 1, 2018, the Company had contract liabilities of $589.8 million and $386.7 million, respectively. The $203.1 million increase in contract liabilities from January 1, 2018 to March 31, 2018 was primarily due to billings that were paid in advance of $309.4 million, offset by $106.3 million of revenue recognized in the first quarter. Contract liabilities are included in "Deferred revenues" and "Other liabilities" in the condensed consolidated balance sheet as of March 31, 2018 and January 1, 2018.
5. Fair Value Measurements:
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
The following table summarizes fair value measurements by level for cash equivalents and registered investment companies that were measured at fair value on a recurring basis:

Quoted Prices in Active Markets for Identical Assets (Level 1)
March 31, 2018
Registered investment companies (1)	$3.8
December 31, 2017
Registered investment companies (1)	$3.8
_______________

(1)	Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.

The Company has not elected to carry its subordinated promissory note receivable and long-term debt at fair value. The carrying value of the subordinated promissory note receivable represents amortized cost and has been included in "Other assets" in the accompanying condensed consolidated balance sheets. The subordinated promissory note has a face value of $100.0 million and an eight year maturity. The carrying value of the long-term debt represents amortized cost less unamortized discount and debt issuance costs. The Company assesses the fair value of these financial instruments based on an estimate of interest rates available to the Company for financial instruments with similar features, the Company’s current credit rating and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of these financial instruments as of March 31, 2018 and December 31, 2017, respectively:

		2018		2017
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instruments not carried at fair value:
Subordinated promissory note receivable	Level 2	$95.8	$84.8	$95.3	$83.3
Total debt excluding capitalized leases and credit facility	Level 2	$2,281.4	$2,386.9	$2,280.6	$2,439.8

The Company received a 10.0% non-participating interest in VCVH Holdings LLC in 2016 with the sale of the Company's healthcare business.  As of March 31, 2018, the balance of this investment was $8.4 million and accounted for as a cost based investment under ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"), because the interest is currently non-participating, and the Company does not have the ability to exercise significant influence over the investees’ operating and financial policies.   As of March 31, 2018, the Company also had an investment in a limited partnership of $7.2 million accounted for in accordance with ASC 323-10-25 as an equity method investment.
6. Acquisitions:
2018 Acquisitions
On February 21, 2018, the Company acquired 100 percent of the stock of Business Insight Limited (“Business Insight”), a provider of predictive analytics for insurers in the U.K. and Ireland, for a net cash purchase price of $17.1 million, including a holdback of $0.9 million. Business Insight has become part of the underwriting and ratings category within the Insurance segment. Business Insight offers a comprehensive set of peril models to support underwriting and rating for the commercial property and homeowners insurance market.
On January 5, 2018, the Company acquired 100 percent of the stock of Marketview Limited ("Marketview") for a net cash purchase price of $4.0 million, of which $0.4 million represents indemnity escrows. Marketview is a provider of consumer spending analysis and insights across the retail, hospitality, property, and government sectors in New Zealand. Marketview has become part of the Financial Services segment. The acquisition helps expand the Company's solutions related to consumer spending analytics across the Australasia and Oceania regions by combining its domain expertise and proprietary data assets with those of Marketview.
The preliminary allocations of the purchase price for the 2017 and 2018 acquisitions with less than a year ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on the condensed consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to operating leases, income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon the Company's valuation model and historical experiences with entities with similar business characteristics. For the three months ended March 31, 2018, the Company finalized the purchase accounting for the acquisitions of Arium Limited ("Arium"), Healix International Holdings Limited ("Healix"), Emergent Network Intelligence Limited ("ENI"), and Fintellix Solutions Private Limited ("Fintellix") during the measurement periods in accordance with ASC 805. The impact of finalization of the purchase accounting associated with these acquisitions were not material to the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018 and 2017, the Company incurred transaction costs of $0.7 million and $1.3 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in the accompanying condensed consolidated statements of operations. For the 2018 acquisitions, the goodwill of $15.8 million associated with the stock purchases of Marketview and Business Insight is not deductible for tax purposes.
The 2018 acquisitions were immaterial, both individually and in the aggregate, to the Company's condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At March 31, 2018 and December 31, 2017, the current portion of the escrows amounted to $48.1 million and $22.9 million, and the noncurrent portion of the escrows amounted to $0.7 million and $26.3 million, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and "Other assets" in the accompanying condensed consolidated balance sheets, respectively.
7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2017 through March 31, 2018, both in total and as allocated to the Company’s operating segments:

	Insurance	Energy and Specialized Markets	Financial Services	Total
Goodwill at December 31, 2017 (1)	$749.5	$2,149.6	$469.6	$3,368.7
Current period acquisitions	13.0	—	2.8	15.8
Purchase accounting reclassification	2.6	—	0.3	2.9
Foreign currency translation	11.1	56.0	(0.3)	66.8
Goodwill at March 31, 2018 (1)	$776.2	$2,205.6	$472.4	$3,454.2
_______________

(1)	These balances are net of accumulated impairment charges of $3.2 million that occurred prior to December 31, 2017.
Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2017, and concluded that there was no impairment of goodwill. There were no triggering events for the three months ended March 31, 2018 that would impact the results of the impairment test performed as of June 30, 2017.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
March 31, 2018
Technology-based	8 years	$430.9	$(233.4)	$197.5
Marketing-related	17 years	273.3	(68.3)	205.0
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	719.4	(189.4)	530.0
Database-related	19 years	491.4	(67.3)	424.1
Total intangible assets		$1,920.0	$(563.4)	$1,356.6
December 31, 2017
Technology-based	8 years	$421.0	$(222.9)	$198.1
Marketing-related	17 years	263.9	(62.9)	201.0
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	704.2	(174.0)	530.2
Database-related	19 years	474.7	(58.7)	416.0
Total intangible assets		$1,868.8	$(523.5)	$1,345.3
Amortization expense related to intangible assets for the three months ended March 31, 2018 and 2017 was $33.2 million and $22.3 million, respectively. Estimated amortization expense for the remainder of 2018 and the years through 2023 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2018	$99.7
2019	132.1
2020	129.9
2021	119.5
2022	107.7
2023 and thereafter	767.7
$1,356.6
8. Income Taxes:
The Company’s effective tax rate for the three months ended March 31, 2018 was 18.04% compared to the effective tax rate for the three months ended March 31, 2017 of 32.47%. The effective tax rate for the three months ended March 31, 2018 is lower than the effective tax rate for the three months ended March 31, 2017 primarily due to the impact of tax reform lowering the U.S. tax rate from 35.0% to 21.0%, as well as the impact of greater tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and the Company’s effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local income taxes.

9. Debt:
The following table presents short-term and long-term debt by issuance as of March 31, 2018 and December 31, 2017:

	Issuance Date	Maturity Date	2018	2017
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$480.0	$715.0
Capital lease obligations	Various	Various	11.4	9.4
4.875% senior notes, less unamortized discount and debt issuance costs of $0.5 in 2018	12/8/2011	1/15/2019	249.5	—
Short-term debt and current portion of long-term debt			740.9	724.4
Long-term debt:
Senior notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $8.8 and $9.1, respectively	5/15/2015	6/15/2025	891.2	890.9
5.500% senior notes, less unamortized discount and debt issuance costs of $4.8 and $4.9, respectively	5/15/2015	6/15/2045	345.2	345.1
4.125% senior notes, less unamortized discount and debt issuance costs of $2.8 and $2.9, respectively	9/12/2012	9/12/2022	347.2	347.1
4.875% senior notes, less unamortized discount and debt issuance costs of $0.7 in 2017	12/8/2011	1/15/2019	—	249.3
5.800% senior notes, less unamortized discount and debt issuance costs of $1.7 and $1.8, respectively	4/6/2011	5/1/2021	448.3	448.2
Capital lease obligations	Various	Various	12.8	7.6
Syndicated revolving credit facility debt issuance costs	Various	Various	(3.6)	(3.8)
Long-term debt			2,041.1	2,284.4
Total debt			$2,782.0	$3,008.8
As of March 31, 2018 and December 31, 2017, the Company had senior notes with an aggregate principal amount of $2,300.0 million outstanding and was in compliance with their financial debt covenants.
As of March 31, 2018, the Company had a borrowing capacity of $1,500.0 million under the committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility") with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the "Repurchase Program"). The Company was in compliance with all financial debt covenants under the Credit Facility as of March 31, 2018. As of March 31, 2018 and December 31, 2017, the Company had outstanding borrowings under the Credit Facility of $480.0 million and $715.0 million, respectively. On April 23, 2018, the Company repaid an additional $20.0 million related to the Credit Facility.
10. Stockholders’ Equity:
The Company has 2,000,000,000 shares of authorized common stock. The common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all thirteen members of the Board.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of March 31, 2018.

Share Repurchase Program
Since May 2010, the Company has authorized repurchases of up to $2,800.0 million of its common stock through its Repurchase Program and has repurchased shares with an aggregate value of $2,473.7 million. The Company repurchased 382,508 shares of common stock with an aggregate value of $39.8 million during the three months ended March 31, 2018. As of March 31, 2018, the Company had $326.4 million available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the Verisk 2013 Equity Incentive Plan (the “2013 Incentive Plan”), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), and the ISO 1996 Incentive Plan (the “1996 Incentive Plan”), while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and available for future issuance.
Treasury Stock
As of March 31, 2018, the Company’s treasury stock consisted of 378,903,269 shares of common stock. During the three months ended March 31, 2018, the Company reissued 603,347 shares of common stock from the treasury shares at a weighted average price of $8.33 per share.
Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including stock options, nonvested restricted stock awards, nonvested restricted stock units, and nonvested deferred stock units, had been issued.
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Numerator used in basic and diluted EPS:
Net income	$133.0	$108.8
Denominator:
Weighted average number of common shares used in basic EPS	165,043,047	166,442,991
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,949,488	3,707,871
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	168,992,535	170,150,862
The potential shares of common stock that were excluded from diluted EPS were 3,718 and 1,282,164 for the three months ended March 31, 2018 and 2017, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of March 31, 2018 and December 31, 2017:

	2018		2017
Foreign currency translation adjustment	$(231.7)		$(334.4)
Unrealized holding gains on available-for-sale securities, net of tax	—	(1)	0.7
Pension and postretirement adjustment, net of tax	(77.6)		(78.6)
Accumulated other comprehensive losses	$(309.3)		$(412.3)
_______________

(1)	Includes an adjustment of $0.7 million to opening retained earnings related to adoption of ASU 2016-01 at January 1, 2018.

The before tax and after tax amounts of other comprehensive income for the three months ended March 31, 2018 and 2017 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended March 31, 2018
Foreign currency translation adjustment	$102.7	$—	$102.7
Pension and postretirement adjustment before reclassifications	2.1	(0.5)	1.6
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(0.9)	0.3	(0.6)
Pension and postretirement adjustment	1.2	(0.2)	1.0
Total other comprehensive gain	$103.9	$(0.2)	$103.7
For the Three Months Ended March 31, 2017
Foreign currency translation adjustment	$33.1	$—	$33.1
Unrealized holding gain on available-for-sale securities before reclassifications (1)	0.2	(0.1)	0.1
Unrealized holding gain on available-for-sale securities	0.2	(0.1)	0.1
Pension and postretirement adjustment before reclassifications	2.3	(0.9)	1.4
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (2)	(1.2)	0.5	(0.7)
Pension and postretirement adjustment	1.1	(0.4)	0.7
Total other comprehensive gain	$34.4	$(0.5)	$33.9
_______________

(1)	This accumulated other comprehensive loss component, before tax, is included under “Investment income and others, net” in the accompanying condensed consolidated statements of operations.

(2)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12 Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
Equity Compensation Plans
All of the Company’s outstanding stock options and restricted stock awards are covered under the 2013 Incentive Plan, 2009 Incentive Plan or the 1996 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of March 31, 2018, there were 6,893,893 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the three months ended March 31, 2018 and 2017 was $17.5 million and $7.5 million, respectively.
The Company granted equity awards to key employees of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. Performance share units (“PSU”) vest at the end of a three-year performance period, subject to the recipient’s continued service. Each PSU represents the right to receive one share of Verisk common stock and the ultimate realization is based on the Company’s achievement of certain market performance criteria and may range from 0% to 200% of the recipient’s target levels established on the grant date.  The fair value of performance share units is determined on the grant date using the Monte Carlo Simulation model. The Company recognizes the expense of the equity awards ratably over the vesting period. A summary of the equity awards granted for the three months ended March 31, 2018 and on April 1, 2018, is presented below.

Grant Date	Service Vesting Period	Stock Options	Restricted Stock	Performance Share Units
January 1 to March 31, 2018	Four-year graded vesting	944	194	—
April 1, 2018	Four-year graded vesting	873,383	187,462	—
April 1, 2018	Three-year cliff vesting	—	—	46,705
		874,327	187,656	46,705
The fair value of the stock options granted for the three months ended March 31, 2018 and 2017 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2018	2017
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	18.46%	19.16%
Risk-free interest rate	2.58%	1.84%
Expected term in years	4.4	4.5
Dividend yield	—%	—%
Weighted average grant date fair value per stock option	$21.18	$16.09
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
A summary of the stock options outstanding and exercisable as of December 31, 2017 and March 31, 2018 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2017	8,907,109	$53.31	$380.2
Granted	944	$103.08
Exercised	(592,968)	$29.25	$43.3
Cancelled or expired	(95,371)	$68.52
Outstanding at March 31, 2018	8,219,714	$54.87	$403.8
Exercisable at March 31, 2018	5,451,752	$43.36	$330.6
Exercisable at December 31, 2017	5,995,339	$41.50	$326.8
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk common stock as of the reporting date. Excess tax benefits from exercised stock options were recorded as income tax benefit in the condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. Stock-based compensation expense for the three months ended March 31, 2018 and 2017 was $8.8 million and $6.5 million, respectively.
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

A summary of the status of the restricted stock awarded under the 2013 Incentive Plan as of December 31, 2017 and March 31, 2018 and changes during the interim period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	604,464	$78.28
Granted	194	$103.08
Vested	(3,161)	$82.82
Forfeited	(15,442)	$77.38
Outstanding at March 31, 2018	586,055	$78.26
The Company’s employee stock purchase plan (“ESPP”) offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the three months ended March 31, 2018 and 2017, the Company issued 7,218 and 8,325 shares of common stock at a weighted discounted price of $98.80 and $77.08 for the ESPP, respectively.
As of March 31, 2018, there was $58.6 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.38 years. As of March 31, 2018, there were 2,765,462 and 586,033 nonvested stock options and restricted stock, respectively, of which 2,326,388 and 497,125 are expected to vest. The total grant date fair value of options vested during the three months ended March 31, 2018 and 2017 was $3.7 million and $3.6 million, respectively. The total grant date fair value of restricted stock vested during the three months ended March 31, 2018 and 2017 was $4.2 million and $3.8 million, respectively.
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

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended March 31,
	2018	2017	2018	2017
Interest cost	$3.6	$4.2	$0.1	$0.1
Expected return on plan assets	(7.7)	(7.8)	(0.1)	(0.1)
Amortization of prior service credit	—	0.1	—	—
Amortization of net actuarial loss	0.8	1.0	0.1	0.1
Net periodic (benefit) cost	$(3.3)	$(2.5)	$0.1	$0.1
Employer contributions, net	$0.2	$0.2	$(0.1)	$0.4
The expected contributions to the Pension Plan, SERP and Postretirement Plan for the year ending December 31, 2018 are consistent with the amounts previously disclosed as of December 31, 2017.
13. Segment Reporting:
ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise reports financial and descriptive information about its operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The Company’s President and CEO is identified as the CODM as defined by ASC 280-10.
The Company previously reported results based on its two operating segments, Decision Analytics and Risk Assessment. During the first quarter of 2018, the CODM changed how he makes operating decisions, assesses the performance of the business, and allocates resources in a manner that caused its operating segments to change. Consequently, effective for the first quarter of 2018, the operating segments of the Company are based on three vertical markets it serves: Insurance, Energy and Specialized Markets, and Financial Services. These three operating segments are also the reportable segments of the Company and have been recast to reflect the new segments for the three months ended March 31, 2017.
Insurance: The Company is the leading provider of statistical, actuarial and underwriting data for the U.S. P&C insurance industry. The Company’s databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants and fire suppression capabilities of municipalities. The Company uses this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies. The Company also develops solutions that its customers use to analyze key processes in managing risk. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes to earthquakes. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company further develops solutions that allow customers to quantify costs after loss events occur. The Company's multitier, multispectral terrestrial imagery and data acquisition, processing, analytics, and distribution system using the remote sensing and machine learning technologies help gather, store, process, and deliver geographic and spatially referenced information that supports uses in many markets. Additionally, the Company offers fraud-detection solutions including review of data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sector. The Company’s underwriting & rating, insurance anti-fraud claims, catastrophe modeling, loss quantification and aerial imagery solutions are included in this segment.
Energy and Specialized Markets: The Company is a leading provider of data analytics for the global energy, chemicals, and metals and mining industries. Its research and consulting solutions focus on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support. The Company gathers and manages proprietary information, insight, and analysis on oil and gas fields, mines, refineries and other assets across the interconnected global energy sectors to advise customers in making asset investment and portfolio allocation decisions. The Company also helps businesses and governments better anticipate and manage climate and weather-related risks. The Company's analytical tools measure and observe environmental properties and translate those measurements into actionable information based on customer needs. The Company further offers a suite of data and information services that enable improved compliance with global Environmental Health and Safety requirements related to the safe manufacturing, distribution, transportation, usage, and disposal of chemicals and products. The Company’s energy business, environmental health and safety services and, weather risk solutions are included in this segment.
Financial Services: The Company maintains a bank account consortia to provide competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services that help financial institutions, payment networks and processors, alternative lenders, regulators and merchants make better strategy, marketing, and risk decisions. Customers apply the Company's solutions in the areas of tailored data management and media effectiveness that include business intelligence platforms, profile views, mobile data solutions, enterprise database services, and fraud risk scoring algorithms for marketing, fraud, and risk mitigation. In addition, the Company's bankruptcy management solutions assist creditors, debt servicing businesses and credit services to enhance regulatory compliance by eliminating stay violation and portfolio valuation risk. The Company’s financial services and retail analytics solutions are included in this segment.
The three aforementioned operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. In addition, the CODM does not evaluate the financial performance of each segment based on assets. See Note 3 Revenues for information on disaggregated revenues by type of service and by country.
The following table provides the Company’s revenue and EBITDA by reportable segment for the three months ended March 31, 2018 and 2017, and the reconciliation of EBITDA to operating income as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	March 31, 2018				March 31, 2017
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$412.6	$125.5	$43.1	$581.2	$366.9	$106.3	$29.4	$502.6
Expenses:
Cost of revenues (exclusive of items shown separately below)	(138.7)	(55.7)	(26.8)	(221.2)	(120.2)	(45.7)	(17.0)	(182.9)
Selling, general and administrative	(52.4)	(34.1)	(5.3)	(91.8)	(45.4)	(28.2)	(2.3)	(75.9)
Investment income and others, net	2.5	(2.1)	0.2	0.6	2.5	(0.7)	0.1	1.9
EBITDA	224.0	33.6	11.2	268.8	203.8	31.7	10.2	245.7
Depreciation and amortization of fixed assets	(27.4)	(11.0)	(2.1)	(40.5)	(23.5)	(8.6)	(1.7)	(33.8)
Amortization of intangible assets	(5.4)	(21.6)	(6.2)	(33.2)	(2.1)	(16.8)	(3.4)	(22.3)
Less: Investment income and others, net	(2.5)	2.1	(0.2)	(0.6)	(2.5)	0.7	(0.1)	(1.9)
Operating income	$188.7	$3.1	$2.7	194.5	$175.7	$7.0	$5.0	187.7
Investment income and others, net				0.6				1.9
Interest expense				(32.8)				(28.4)
Income before income taxes				$162.3				$161.2
Long-lived assets by country are provided below:

	March 31, 2018	December 31, 2017
Long-lived assets:
U.S	$2,441.8	$2,438.6
U.K.	2,757.7	2,656.6
Other countries	338.8	327.5
Total long-lived assets	$5,538.3	$5,422.7
14. Related Parties:
The Company considers its stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of March 31, 2018 and December 31, 2017, the Company had no material transactions with related parties owning more than 5.0% of its common stock.
15. Commitments and Contingencies:
The Company is a party to legal proceedings with respect to a variety of matters in the ordinary course of business, including the matter described below. With respect to the ongoing matter, the Company is unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to this matter or the impact it may have on the Company’s results of operations, financial position or cash flows. This is primarily because the matter is generally in early stages and discovery has either not commenced or been completed. Although the Company believes it has strong defenses and intends to vigorously defend this matter, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows.
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
The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K, or 2017 10-K, dated and filed with the Securities and Exchange Commission on February 20, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward Looking Statements” in our 2017 10-K.
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
We previously reported results based on our two operating segments, Decision Analytics and Risk Assessment. During the first quarter of 2018, the CODM changed how he makes operating decisions, assesses the performance of the business, and allocates resources in a manner that caused its operating segments to change. Consequently, effective for the first quarter of 2018, our operating segments are based on three vertical markets we serve: Insurance, Energy and Specialized Markets, and Financial Services. These three operating segments are also our reportable segments and have been recast to reflect the new segments for the three months ended March 31, 2017.
Our Insurance segment provides underwriting and ratings, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 71.0% and 73.0% of our revenues for the three months ended March 31, 2018 and 2017, respectively. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented 21.6% and 21.1% of our revenues for the three months ended March 31, 2018 and 2017, respectively. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants. Our Financial Services segment's revenues represented 7.4% and 5.9% of our revenues for the three months ended March 31, 2018 and 2017, respectively.
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

Revenues
We recognize revenues through subscriptions, long-term agreements and on a transactional basis. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. Our long-term agreements are generally for periods of three to five years. We recognize revenue from subscriptions ratably over the term of the subscription and most long-term agreements are recognized ratably over the term of the agreement.
Approximately 82.0% and 83.0% of the revenues in our Insurance segment for the three months ended March 31, 2018 and 2017, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 80.0% and 82.0% of the revenues in our Energy and Specialized Markets segment for the three months ended March 31, 2018 and 2017, respectively, were derived from subscriptions and long-term agreements for our solutions. Our customers in this segment include most of the top 10 global energy providers around the world. Approximately 75.0% and 80.0% of the revenues in our Financial Services segment for the three months ended March 31, 2018 and 2017, respectively, were derived from subscriptions and long-term agreements for our solutions, respectively. Our customers in this segment include all of the top 30 credit card issuers in North America, the United Kingdom, and Australia.
Certain of our solutions are also paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance, or workers' compensation, claim with information in our databases. We also provide advisory services which help our customers get more value out of our analytics and their subscriptions. For the three months ended March 31, 2018 and 2017, approximately 19.0% and 17.0%, respectively, of our revenues were derived from providing transactional recurring and non-recurring solutions. We recognize these revenues as our solutions are delivered or services performed. In general, transactions are billed monthly at the end of each month.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 50.6% and 47.7% of our total expenses for the three months ended March 31, 2018 and 2017, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
We assign personnel expenses between two categories, cost of revenues and selling, general and administrative expense, based on the actual costs associated with each employee. We categorize employees who maintain our solutions as cost of revenues, and all other personnel, including executive managers, sales people, marketing, business development, finance, legal, human resources, and administrative services, as selling, general and administrative expenses. A significant portion of our other operating costs, such as facilities and communications, is also either captured within cost of revenues or selling, general and administrative expenses based on the nature of the work being performed.
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

Condensed Consolidated Results of Operations

	Three Months Ended March 31,		Percentage Change
	2018	2017

	(In millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance revenues	$412.6	$366.9	12.5%
Energy and Specialized Markets revenues	125.5	106.3	18.1%
Financial Services revenues	43.1	29.4	46.2%
Revenues	581.2	502.6	15.6%
Expenses:
Cost of revenues (exclusive of items shown separately below)	221.2	182.9	20.9%
Selling, general and administrative	91.8	75.9	21.0%
Depreciation and amortization of fixed assets	40.5	33.8	19.8%
Amortization of intangible assets	33.2	22.3	49.1%
Total expenses	386.7	314.9	22.8%
Operating income	194.5	187.7	3.6%
Other income (expense):
Investment income and others, net	0.6	1.9	(67.6)%
Interest expense	(32.8)	(28.4)	15.4%
Total other expense, net	(32.2)	(26.5)	21.3%
Income before income taxes	162.3	161.2	0.7%
Provision for income taxes	(29.3)	(52.4)	(44.1)%
Net Income	$133.0	$108.8	22.2%
Basic net income per share:	$0.81	$0.65	24.6%
Diluted net income per share:	$0.79	$0.64	23.4%
Weighted average shares outstanding:
Basic	165,043,047	166,442,991	(0.8)%
Diluted	168,992,535	170,150,862	(0.7)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Insurance EBITDA	$224.0	$203.8	9.9%
Energy and Specialized Markets EBITDA	33.6	31.7	6.0%
Financial Services EBITDA	11.2	10.2	9.8%
EBITDA	$268.8	$245.7	9.4%
The following is a reconciliation of net income to EBITDA:
Net income	$133.0	$108.8	22.2%
Depreciation and amortization of fixed assets and intangible assets	73.7	56.1	31.4%
Interest expense	32.8	28.4	15.4%
Provision for income taxes	29.3	52.4	(44.1)%
EBITDA	$268.8	$245.7	9.4%

(1)
EBITDA is a financial measure that management uses to evaluate the performance of our Company. “EBITDA” is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 13 of our condensed consolidated financial statements included in this Form 10-Q filing. Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations or cash flows from operating activities reported under GAAP. Management uses EBITDA in conjunction with GAAP operating performance measures as part of its overall assessment of company performance. Some of these limitations are:

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
Consolidated Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues
Revenues were $581.2 million for the three months ended March 31, 2018 compared to $502.6 million for the three months ended March 31, 2017, an increase of $78.6 million or 15.6%. Excluding revenues of $36.8 million from Arium, Healix, ENI, Aerial Imagery, Sequel, and Business Insight, our recent acquisitions within the Insurance segment, MAKE and PowerAdvocate, our recent acquisitions within the Energy and Specialized Markets segment, and Fintellix, G2, LCI, and Marketview, our recent acquisitions within the Financial Services segment, all collectively referred to as our recent acquisitions, our consolidated revenue increased $41.8 million or 8.3%. Revenues within our Insurance segment, excluding our recent acquisitions named above, increased $32.2 million or 8.8%. Revenues within our Energy and Specialized Markets segment, excluding our recent acquisition named above, increased $9.0 million or 8.4%. Revenues within our Financial Services segment, excluding our recent acquisitions named above, increased $0.6 million or 2.1%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	Three Months Ended March 31,
	2018	2017	Percentage change	Percentage change excluding recent acquisitions
	(In millions)
Underwriting & Rating	$280.6	$253.2	10.8%	6.9%
Claims	132.0	113.7	16.1%	13.0%
Total Insurance	412.6	366.9	12.5%	8.8%
Energy and Specialized Markets	125.5	106.3	18.1%	8.4%
Financial Services	43.1	29.4	46.2%	2.1%
Total Revenues	$581.2	$502.6	15.6%	8.3%
Cost of Revenues
Cost of revenues was $221.2 million for the three months ended March 31, 2018 compared to $182.9 million for the three months ended March 31, 2017, an increase of $38.3 million or 20.9%. Our recent acquisitions accounted for an increase of $25.9 million in cost of revenues, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $12.4 million or 6.7%. The increase was primarily due to increases in salaries and employee benefits of $10.4 million, data costs of $1.8 million, and information technology expenses of $0.6 million. These increases were offset by a decrease in other operating costs of $0.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $91.8 million for the three months ended March 31, 2018 compared to $75.9 million for the three months ended March 31, 2017, an increase of $15.9 million or 21.0%. Our recent acquisitions accounted for an increase of $7.4 million in SGA, primarily related to salaries and employee benefits, and transaction costs of $0.7 million. Excluding costs associated with our recent acquisitions, our SGA increased $8.5 million or 11.4%. The increase was primarily due to increases in salaries and employee benefits of $5.1 million, information technology expenses of $0.7 million, professional consulting costs of $0.6 million, and other general expenses of $2.1 million.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $40.5 million for the three months ended March 31, 2018 compared to $33.8 million for the three months ended March 31, 2017, an increase of $6.7 million or 19.8%. The increase in depreciation and amortization of fixed assets includes depreciation and amortization related to our capital expenditures of $4.1 million and fixed assets associated with recent acquisitions of $2.6 million.
Amortization of Intangible Assets
Amortization of intangible assets was $33.2 million for the three months ended March 31, 2018 compared to $22.3 million for the three months ended March 31, 2017, an increase of $10.9 million or 49.1%. The increase was primarily due to amortization related to our recent acquisitions of $8.9 million and currency fluctuations impacting amortization denominated in currencies other than U.S. dollars.
Investment Income and Others, net
Investment income and others, net was a gain of $0.6 million for the three months ended March 31, 2018, compared to a gain of $1.9 million for the three months ended March 31, 2017. The decrease of $1.3 million was primarily due to net losses on foreign currencies. For Three Months ended March 31, 2018, our net loss on foreign currencies was $2.1 million compared to $0.7 million for the three months ended March 31, 2017.
Interest Expense
Interest expense was $32.8 million for the three months ended March 31, 2018, compared to $28.4 million for the three months ended March 31, 2017, an increase of $4.4 million or 15.4%. The increase was due to our higher average outstanding borrowings in the three months ended March 31, 2018 related to the credit facility. These borrowings were associated with the funding of the acquisitions of Sequel and Power Advocate, which occurred during the second half of 2017.
Provision for Income Taxes
The provision for income taxes was $29.3 million for the three months ended March 31, 2018 compared to $52.4 million for the three months ended March 31, 2017, a decrease of $23.1 million or 44.1%. The effective tax rate was 18.0% for the three months ended March 31, 2018 compared to 32.5% for the three months ended March 31, 2017. The effective rate for the three months ended March 31, 2018 was lower than the March 31, 2017 effective tax rate primarily due to the impact of tax reform lowering the U.S. tax rate from 35.0% to 21.0%, as well as the impact of greater tax benefits from equity compensation in the current period versus the prior period.
Net Income Margin
The net income margin for our consolidated results was 22.9% for the three months ended March 31, 2018 compared to 21.7% for the three months ended March 31, 2017.
EBITDA Margin
The EBITDA margin for our consolidated results was 46.3% for the three months ended March 31, 2018 as compared to 48.9% for the three months ended March 31, 2017. The decrease in EBITDA margin was primarily related to our recent acquisitions.

Results of Operations by Segment
Insurance
Revenues
Revenues for our Insurance segment were $412.6 million for the three months ended March 31, 2018 compared to $366.9 million for the three months ended March 31, 2017, an increase of $45.7 million or 12.5%. Excluding revenue of $13.5 million from our recent acquisitions, Insurance revenue increased $32.2 million or 8.8%. Our revenue by category for the periods presented is set forth below:

	For the Three Months Ended March 31,		Percentage
	2018	2017	Change

	(In millions)
Underwriting & Rating	$280.6	$253.2	10.8%
Claims	132.0	113.7	16.1%
Total Insurance	$412.6	$366.9	12.5%
Our underwriting & rating revenue increased $27.4 million or 10.8%; excluding revenues from recent acquisitions of $9.9 million, our insurance revenue increased $17.5 million or 6.9%, primarily due to increases within our catastrophe modeling services and underwriting & rating solutions.
Our claims revenue increased $18.3 million or 16.1%; excluding revenues from recent acquisitions of $3.6 million, our claims revenue increased $14.7 million or 13.0%, primarily due to growth in our repair cost estimating solutions and claims analytics revenue.
Cost of Revenues
Cost of revenues for our Insurance segment was $138.7 million for the three months ended March 31, 2018 compared to $120.2 million for the three months ended March 31, 2017, an increase of $18.5 million or 15.3%. Our recent acquisitions within the Insurance segment, represented an increase of $11.2 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $7.3 million or 6.1%. The increase was primarily due to increases in salaries and employee benefits of $6.2 million, data costs of $1.9 million, and information technology expenses of $0.1 million. These increases were offset by a decrease in other operating costs of $0.9 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Insurance segment were $52.4 million for the three months ended March 31, 2018 compared to $45.4 million for the three months ended March 31, 2017, an increase of $7.0 million or 15.7%. Our recent acquisitions within the Insurance segment accounted for an increase of $2.0 million in SGA, primarily related to salaries and employee benefits, and transaction costs of $0.3 million. Excluding costs associated with our recent acquisitions, SGA increased $5.0 million or 11.3%. The increase was primarily due to increases in salaries and employee benefits of $3.1 million, information technology expenses of $0.5 million, professional consulting costs of $0.4 million, and other general expenses of $1.0 million.
     EBITDA Margin
EBITDA for our Insurance segment was $224.0 million for the three months ended March 31, 2018 compared to $203.8 million for the three months ended March 31, 2017. The EBITDA margin for our Insurance segment was 54.3% for the three months ended March 31, 2018 compared to 55.6% for the three months ended March 31, 2017. The decrease in EBITDA margin was primarily related to our recent acquisitions.

Energy and Specialized Markets
Revenues
Revenues for our Energy and Specialized Markets segment were $125.5 million for the three months ended March 31, 2018 compared to $106.3 million for the three months ended March 31, 2017, an increase of $19.2 million or 18.1%. Excluding revenue of $10.2 million from our recent acquisitions, Energy and Specialized Markets revenue increased $9.0 million or 8.4% for the three months ended March 31, 2018. The increase within this segment primarily resulted from continuing end-market improvements in the energy business and growth in our environmental health and safety services.
Cost of Revenues
Cost of revenues for our Energy and Specialized Markets segment was $55.7 million for the three months ended March 31, 2018 compared to $45.7 million for the three months ended March 31, 2017, an increase of $10.0 million or 22.0%. Our recent acquisitions within the Energy and Specialized Markets segment represented an increase of $4.6 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $5.4 million or 11.8%. The increase was primarily due to increases in salaries and employee benefits costs of $4.3 million, information technology expenses of $0.5 million, and other operating costs of $0.8 million. These increases were partially offset by a decrease in data costs of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Energy and Specialized Markets segment were $34.1 million for the three months ended March 31, 2018 compared to $28.2 million for the three months ended March 31, 2017, an increase of $5.9 million or 21.0%. Our recent acquisitions within the Energy and Specialized Markets segment accounted for an increase of $3.1 million in SGA, primarily related to salaries and employee benefits, and transaction costs of $0.3 million. Excluding costs associated with our recent acquisitions, SGA increased $2.8 million or 10.0%. The increase was primarily due to increases in salaries and employee benefits of $1.6 million, information technology expenses of $0.2 million, and other general expenses of $1.0 million.
EBITDA Margin
EBITDA for our Energy and Specialized Markets segment was $33.6 million for the three months ended March 31, 2018 compared to $31.7 million for the three months ended March 31, 2017. EBITDA margin for our Energy and Specialized Markets segment was 26.8% for the three months ended March 31, 2018 compared to 29.8% for the three months ended March 31, 2017. The decrease in EBITDA margin was primarily due to internal investments in new solutions.
Financial Services
Revenues
Revenues for our Financial Services segment were $43.1 million for the three months ended March 31, 2018 compared to $29.4 million for the three months ended March 31, 2017, an increase of $13.7 million or 46.2%. Excluding revenue of $13.1 million from our recent acquisitions, Financial Services revenue increased $0.6 million or 2.1% for the three months ended March 31, 2018. The increase within this segment primarily resulted from the growing demand for our analytic solutions and services.
Cost of Revenues
Cost of revenues for our Financial Services segment was $26.8 million for the three months ended March 31, 2018 compared to $17.0 million for the three months ended March 31, 2017, an increase of $9.8 million or 57.3%. Our recent acquisitions within the Financial Services segment represented an increase of $10.1 million in cost of revenues, which was primarily related to salaries and employee benefits, which includes an accrual for an acquisition contingent payment. Excluding the impact of our recent acquisitions, our cost of revenues decreased $0.3 million or 1.8%. The decrease was primarily due to decreases in salaries and employee benefits costs of $0.1 million and other operating costs of $0.3 million. These decreases were partially offset by an increase in data costs of $0.1 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Financial Services segment were $5.3 million for the three months ended March 31, 2018 compared to $2.3 million for the three months ended March 31, 2017, an increase of $3.0 million or 125.1%. Our recent acquisitions within the Financial Services segment accounted for an increase of $2.3 million in SGA, primarily related to salaries and employee benefits, and transaction costs of $0.1 million. Excluding costs associated with our recent acquisitions, SGA increased $0.7 million or 28.1%. The increase was primarily due to increases in salaries and employee benefits of $0.4 million, professional consulting costs of $0.2 million and other general expenses of $0.1 million.
EBITDA Margin
EBITDA for our Financial Services segment was $11.2 million for the three months ended March 31, 2018 compared to $10.2 million for the three months ended March 31, 2017. EBITDA margin for our Financial Services segment was 26.0% for the three months ended March 31, 2018 compared to 34.6% for the three months ended March 31, 2017. The decrease in EBITDA margin was primarily due to an accrual for an acquisition contingent payment of $3.5 million related to the Fintellix acquisition that negatively impacted our margin by 8.1% for the three months ended March 31, 2018.
Liquidity and Capital Resources
As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents and available-for-sale securities of $153.6 million and $146.1 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or upon commencement of the annual or multi-year subscription period in annual amounts. Most of our subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $1,500.0 million Syndicated Revolving Credit Facility, or the Credit Facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of consolidated revenues for the three months ended March 31, 2018 and 2017, were 7.4% and 6.2%, respectively. The capital expenditures for the year ending December 31, 2018 are expected to be approximately $230.0 million, which primarily include expenditures on our technology infrastructure and our continuing investments in developing and enhancing our solutions. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized and amortized over a period of three to seven years in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2018 and 2017, we repurchased $36.2 million and $99.3 million of our common stock, respectively.
Financing and Financing Capacity
We had total short-term and long-term debt, excluding capital lease obligations and the discounts and debt issuance costs on our senior notes and credit facility, of $2,780.0 million and $3,015.0 million at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, we were in compliance with our financial debt covenants.
As of March 31, 2018, we had a borrowing capacity of $1,500.0 million of which $1,014.7 million, net of outstanding letters of credit, was available for borrowings under the Credit Facility with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, and the share repurchase program.
The Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.5 to 1.0. We were in compliance with all financial debt covenants under the Credit Facility as of March 31, 2018. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and will range from 12.5 to 25.0 basis points based upon the consolidated funded debt leverage ratio. As of March 31, 2018 and December 31, 2017, we had outstanding borrowings under the Credit Facility of $480.0 million and $715.0 million, respectively. During the three months ended March 31, 2018, we had borrowings of $20.0 million and repayments of $255.0 million under the Credit Facility. On April 23, 2018, we repaid an additional $20.0 million related to the Credit Facility.
Cash Flow
The following table summarizes our cash flow data for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Percentage Change
	2018	2017

	(In millions)
Net cash provided by operating activities	$327.0	$317.9	2.9%
Net cash used in investing activities	$(68.5)	$(107.4)	(36.2)%
Net cash used in financing activities	$(254.2)	$(192.3)	32.2%
Operating Activities
Net cash provided by operating activities was $327.0 million for the three months ended March 31, 2018 compared to $317.9 million for the three months ended March 31, 2017. The increase in net cash provided by operating activities was primarily related to an increase in cash receipts from customers driven by an increase in revenues and operating profit. The increase in operating cash flow was mitigated by the timing of cash receipts in the prior first quarter of 2017 and a $5.5 million increase in interest payments primarily related to the outstanding borrowings under our Credit Facility.

Investing Activities
Net cash used in investing activities of $68.5 million for the three months ended March 31, 2018 was primarily related to current year acquisitions including escrow payments of $22.2 million and capital expenditures of $43.2 million. Net cash used in investing activities of $107.4 million for the three months ended March 31, 2017 was primarily related to the 2017 acquisitions with escrow fundings of $76.3 million and capital expenditures of $31.1 million. The $12.1 million increase in capital expenditures for the first quarter of 2018 compared to the first quarter of 2017 was primarily related to the purchase of aircraft and sensors, and software development for our recent acquisitions.
Financing Activities
Net cash used in financing activities of $254.2 million for the three months ended March 31, 2018 was primarily driven by net debt repayments on our Credit Facility of $235.0 million and repurchases of common stock of $36.2 million, partially offset by proceeds from stock option exercises of $17.5 million. Net cash used in financing activities of $192.3 million for the three months ended March 31, 2017 was primarily driven by net debt repayments on our Credit Facility of $100.0 million as well as repurchases of common stock of $99.3 million, partially offset by proceeds from stock options exercises of $7.5 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 20, 2018.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, income taxes and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 20, 2018. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the items noted below.
Effective January 1, 2018, we adopted the requirements of Topic 606 using the modified retrospective method. The related critical accounting policies and disclosures were presented in Part I Item 1. Note 2 and Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2018.
As of March 31, 2018, we had goodwill of $3,454.2 million, which represents 55.3% of our total assets. We performed an impairment test as of June 30, 2017 and confirmed that no impairment charge was necessary. As part of this process, we conducted the annual impairment test of our energy reporting unit at June 30, 2017, at which time the fair value exceeded its carrying value by less than 10%. This outcome is consistent with our expectation due to the decline in the GBP/USD exchange rate as well as current energy market conditions. The carrying value of the goodwill associated with our energy reporting unit was $1,841.8 million as of June 30, 2017. There were no triggering events prior to the filing of this Form 10-Q that would impact the results of the impairment test performed as of June 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at March 31, 2018 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 20, 2018.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 15 to our condensed consolidated financial statements for the three months ended March 31, 2018 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 20, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program of up to $2.8 billion. As of March 31, 2018, we had $326.4 million available to repurchase shares. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $2.5 billion. Our share repurchases for the quarter ended March 31, 2018 are set forth below:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
				(in millions)
January 1, 2018 through January 31, 2018	—	$—	—	$366.2
February 1, 2018 through February 28, 2018	—	$—	—	$366.2
March 1, 2018 through March 31, 2018	382,508	$104.22	382,508	$326.4
	382,508		382,508

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: May 1, 2018	By:	/s/ Lee M. Shavel
Lee M. Shavel
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