Form 10-Q
period 2018-09-30
Verisk Analytics, Inc.
filed 2018-10-30
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
 ___________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2018, there were 164,620,141 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2018 and December 31, 2017

	2018	2017

	(In millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$147.6	$142.3
Available-for-sale securities	4.0	3.8
Accounts receivable, net of allowance for doubtful accounts of $5.8 and $4.6, respectively	324.2	345.5
Prepaid expenses	59.4	38.1
Income taxes receivable	11.9	28.8
Other current assets	46.6	39.1
Total current assets	593.7	597.6
Noncurrent assets:
Fixed assets, net	518.5	478.3
Intangible assets, net	1,254.4	1,345.3
Goodwill, net	3,339.0	3,368.7
Deferred income tax assets	15.4	15.9
Other assets	130.1	214.5
Total assets	$5,851.1	$6,020.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$243.7	$225.4
Short-term debt and current portion of long-term debt	542.3	724.4
Deferred revenues	433.2	384.7
Income taxes payable	—	3.1
Total current liabilities	1,219.2	1,337.6
Noncurrent liabilities:
Long-term debt	2,044.9	2,284.4
Deferred income tax liabilities	341.6	337.8
Other liabilities	104.2	135.1
Total liabilities	3,709.9	4,094.9
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 2,000,000,000 shares authorized; 544,003,038 shares issued and 164,810,578 and 164,878,930 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,265.3	2,180.1
Treasury stock, at cost, 379,192,460 and 379,124,108 shares, respectively	(3,411.0)	(3,150.5)
Retained earnings	3,796.4	3,308.0
Accumulated other comprehensive losses	(509.6)	(412.3)
Total stockholders’ equity	2,141.2	1,925.4
Total liabilities and stockholders’ equity	$5,851.1	$6,020.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(In millions, except for share and per share data)
Revenues	$598.7	$549.1	$1,781.2	$1,574.9
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	219.2	198.5	662.2	575.1
Selling, general and administrative	95.7	80.9	281.0	235.6
Depreciation and amortization of fixed assets	39.5	33.8	121.6	99.4
Amortization of intangible assets	33.2	27.5	98.5	73.6
Total operating expenses	387.6	340.7	1,163.3	983.7
Operating income	211.1	208.4	617.9	591.2
Other income (expense):
Investment income and others, net	14.1	2.6	19.3	7.9
Interest expense	(32.4)	(30.3)	(97.1)	(87.3)
Total other expense, net	(18.3)	(27.7)	(77.8)	(79.4)
Income before income taxes	192.8	180.7	540.1	511.8
Provision for income taxes	(26.8)	(60.0)	(87.6)	(161.3)
Net income	$166.0	$120.7	$452.5	$350.5
Basic net income per share	$1.01	$0.73	$2.74	$2.12
Diluted net income per share	$0.99	$0.72	$2.68	$2.08
Weighted average shares outstanding:
Basic	164,829,250	164,577,575	164,962,647	165,314,267
Diluted	168,200,766	167,957,058	168,614,835	168,807,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(In millions)
Net income	$166.0	$120.7	$452.5	$350.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(35.7)	82.2	(98.6)	204.9
Available-for-sale securities adjustment	—	—	—	0.2
Pension and postretirement liability adjustment	0.3	0.9	2.0	2.4
Total other comprehensive (loss) income	(35.4)	83.1	(96.6)	207.5
Comprehensive income	$130.6	$203.8	$355.9	$558.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Year Ended December 31, 2017 and The Nine Months Ended September 30, 2018

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

	(In millions, except for share data)
Balance, January 1, 2017	544,003,038	$0.1	$2,121.6	$(2,891.4)	$2,752.9	$(650.8)	$1,332.4
Net income	—	—	—	—	555.1	—	555.1
Other comprehensive income	—	—	—	—	—	238.5	238.5
Treasury stock acquired (3,356,360 shares)	—	—	—	(269.8)	—	—	(269.8)
Stock options exercised (1,125,004 shares reissued from treasury stock)	—	—	28.7	9.2	—	—	37.9
Restricted stock lapsed (143,557 shares reissued from treasury stock)	—	—	(1.1)	1.1	—	—	—
Employee stock purchase plan (29,605 shares reissued from treasury stock)	—	—	2.2	0.2	—	—	2.4
Stock-based compensation	—	—	31.8	—	—	—	31.8
Net share settlement from restricted stock awards (36,067 shares withheld for tax settlement)	—	—	(2.9)	—	—	—	(2.9)
Other stock issuances (21,352 shares reissued from treasury stock)	—	—	(0.2)	0.2	—	—	—
Balance, December 31, 2017	544,003,038	0.1	2,180.1	(3,150.5)	3,308.0	(412.3)	1,925.4
Adjustments to opening retained earnings related to Topic 606 and ASU 2016-01	—	—	—	—	35.9	(0.7)	35.2
Net income	—	—	—	—	452.5	—	452.5
Other comprehensive loss	—	—	—	—	—	(96.6)	(96.6)
Treasury stock acquired (2,574,123 shares)	—	—	—	(282.2)	—	—	(282.2)
Stock options exercised (2,301,868 shares reissued from treasury stock)	—	—	58.0	20.0	—	—	78.0
Restricted stock lapsed (170,833 shares reissued from treasury stock)	—	—	(1.4)	1.4	—	—	—
Employee stock purchase plan (21,988 shares reissued from treasury stock)	—	—	2.1	0.2	—	—	2.3
Stock-based compensation	—	—	30.1	—	—	—	30.1
Net share settlement from restricted stock awards (33,499 shares withheld for tax settlement)	—	—	(3.5)	—	—	—	(3.5)
Other stock issuances (11,082 shares reissued from treasury stock)	—	—	(0.1)	0.1	—	—	—
Balance, September 30, 2018	544,003,038	$0.1	$2,265.3	$(3,411.0)	$3,796.4	$(509.6)	$2,141.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Nine Months Ended September 30, 2018 and 2017

	2018	2017

	(In millions)
Cash flows from operating activities:
Net income	$452.5	$350.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	121.6	99.4
Amortization of intangible assets	98.5	73.6
Amortization of debt issuance costs and original issue discount	3.1	3.1
Provision for doubtful accounts	4.1	1.4
Realized gain on subordinated promissory note	(12.3)	—
Stock-based compensation	30.1	24.2
Realized gain on available-for-sale securities, net	(0.3)	(0.1)
Deferred income taxes	(8.7)	(4.1)
Loss on disposal of fixed assets, net	0.2	—

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	15.7	4.0
Prepaid expenses and other assets	(22.4)	(26.4)
Income taxes	13.9	14.1
Accounts payable and accrued liabilities	43.2	21.7
Deferred revenues	51.3	47.2
Other liabilities	(29.5)	(16.5)
Net cash provided by operating activities	761.0	592.1
Cash flows from investing activities:
Acquisitions, net of cash acquired of $3.1 and $22.1, respectively	(61.4)	(674.3)
Purchase of equity method investments in nonpublic companies	—	(5.0)
Escrow funding associated with acquisitions	(6.3)	(30.9)
Proceeds from subordinated promissory note	121.4	—
Capital expenditures	(154.5)	(113.8)
Purchases of available-for-sale securities	(0.1)	(0.3)
Proceeds from sales and maturities of available-for-sale securities	0.2	0.4
Other investing activities, net	(3.1)	—
Net cash used in investing activities	(103.8)	(823.9)
Cash flows from financing activities:
(Repayments) proceeds of short-term debt, net	(430.0)	40.0
Proceeds from issuance of short-term debt with original maturities greater than three months	—	455.0
Payment of debt issuance costs	—	(0.5)
Repurchases of common stock	(282.2)	(276.2)
Proceeds from stock options exercised	74.7	26.0
Net share settlement from restricted stock awards	(3.5)	(2.9)
Other financing activities, net	(7.5)	(7.1)
Net cash (used in) provided by financing activities	(648.5)	234.3
Effect of exchange rate changes	(3.4)	4.4
Increase in cash and cash equivalents	5.3	6.9
Cash and cash equivalents, beginning of period	142.3	135.1
Cash and cash equivalents, end of period	$147.6	$142.0
Supplemental disclosures:
Income taxes paid	$81.7	$150.6
Interest paid	$81.4	$68.8
Noncash investing and financing activities:
Deferred tax liability established on date of acquisition	$5.1	$53.2
Tenant improvement allowance	$0.1	$—
Capital lease obligations	$12.8	$4.2
Fixed assets included in accounts payable and accrued liabilities	$1.8	$1.3

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
The condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. Other than adopting Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (“Topic 606”) and ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”) as of January 1, 2018, the condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2018 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to keep the information presented from being misleading.

Effective the first quarter of 2018, the operating segments of the Company are Insurance, Energy and Specialized Markets, and Financial Services. Previously, its operating segments were Decision Analytics and Risk Assessment. (See Note 13).
(a) Revenue Recognition
The following describes the Company’s primary types of revenues and the applicable revenue recognition policies. The Company recognizes revenues through agreements (generally one to five years) for hosted subscriptions, advisory/consulting services, and on a transactional basis. Each of our reportable segments, Insurance, Energy and Specialized Markets, and Financial Services has a portion of its revenue from more than one of these revenue types. The Company’s revenues are primarily derived from the sales of services and revenue is recognized when control of the promised services is transferred to the customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those services. Fees for services provided by the Company are nonrefundable. Revenue is recognized net of applicable sales tax withholdings.

Hosted Subscriptions

The Company offers two forms of hosted subscriptions. The first and most prevalent form of hosted subscription is where customers access content only through the online portal (the "Hosted Subscription"). The Company grants a license to the customer to enter the online portal. The license is a contractual mechanism that allows the customer to access the online portal for a defined period of time. As the license alone does not provide utility to the customer, the customer has no contractual right to take possession of the online portal at any time, and the customer cannot engage another party to host the online portal and related content, it is not considered a functional license under ASC 606. The Company's promise to the customer is to provide continuous access to the online portal and to update the content throughout the subscription period. Hosted Subscription is a single performance obligation that represents a series of distinct services (daily access to the online portal and related content) that are substantially the same and that have the same pattern of transfer to the customer. The Company recognizes revenue for Hosted Subscriptions ratably over the subscription period on a straight-line basis as services are performed and continuous access to information in the online portal is provided over the entire term of the agreements.

The second form of hosted subscription is where customers have access to the Company's online portals combined with software content that is delivered via disk drive/download to the customer (“Hosted Subscription with Disk Drive/Download”) and is offered only on a limited basis. For this form of hosted subscription, the Company also grants the customer a license to enter the online portal and access the software content as needed and acts as the same contractual mechanism as described for Hosted Subscriptions. The Hosted Subscription with Disk Drive/Download works in such a manner that the customer gains significant benefit, functionality and overall utility only when the online portal and the software content are used together. The disk drive/download contains the models and the online portal contains the most up to date data and research which is updated throughout the subscription period. The models within the disk drive/download depend on the data and research contained within the online portal. The data and research within the online portal is only useful when the customer can utilize it within the models (e.g., queries, projections, etc.) so that they may use the most current information and alerts to forecast potential future losses. The software content is only sold together with the online portal to provide a highly interdependent and interrelated promise and therefore represents a single performance obligation. As the customer has no contractual right to take possession of the online portal at any time, and the customer cannot engage another party to host the online portal and related software content, it is not considered a functional license under ASC 606. The Company's promise to the customer is to deliver the disk drive/download, to provide continuous access to the online portal, and to update the software content throughout the subscription period. The Company recognizes revenue for Hosted Subscriptions with Disk Drive/Download ratably over the subscription period on a straight-line basis as services are performed and continuous access to information is provided over the entire term of the agreements.

Subscriptions are generally paid in advance of rendering services either quarterly or annually upon commencement of the subscription period, which is usually for one year and in most instances automatically renewed each year.

               Advisory/Consulting

The Company provides certain discrete project based advisory/consulting services, which are recognized over time by measuring the progress toward complete satisfaction of the performance obligation, based on the input method of consulting hours worked; this aligns with the results achieved and value transferred to the customer. The hours consumed are most reflective of the measure of progress towards satisfying the performance obligation, as the resources hours worked directly tie to the progress of the services to be provided. In general, they are billed over the course of the project.

Transactional Basis

Certain solutions are also paid for by customers on a transactional basis. The Company recognizes these revenues as the solutions are delivered or services performed at point in time. In general, the customers are billed monthly at the end of each month.

Practical Expedient and Exemption

The Company generally recognizes revenues, provided that all other revenue recognition criteria are met, and related costs when incurred in accordance with Topic 606, because the period of recognition would have been one year or less. These costs are recorded within “Cost of revenues” and “Selling, general and administrative” expenses in the condensed consolidated statements of operations.
Accounts Receivables and Allowance for Doubtful Accounts

Accounts receivables are generally recorded at the invoiced amount. The allowance for doubtful accounts is estimated based on an analysis of the aging of the accounts receivable, historical write-offs, customer payment patterns, individual customer credit worthiness, current economic trends, and/or establishment of specific reserves for customers in adverse financial condition. The Company assesses the adequacy of the allowance for doubtful accounts on a quarterly basis.
Deferred Commissions
The incremental costs of obtaining a contract with a customer, which primarily consist of sales commissions, are deferred and amortized over a useful life of 5 years that is consistent with the transfer to the customer the services to which the asset relates. The Company classifies deferred commissions as current or noncurrent based on the timing of expense recognition. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other assets, respectively, in the condensed consolidated balance sheets as of September 30, 2018. Amortization expense related to deferred commissions is computed on a straight-line basis over its estimated useful lives and included in the condensed consolidated statements of operations.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("ASU No. 2016-02"). This guidance amends the existing accounting considerations and treatments for leases through the creation of Topic 842, Leases, to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about lease arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from such leases.
In July 2018, FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ("ASU No. 2018-10") to further clarify, correct and consolidate various areas previously discussed in ASU 2016-02. FASB also issued ASU No. 2018-11, Leases: Targeted Improvements ("ASU 2018-11") to provide entities another option for transition and lessors with a practical expedient. The transition option allows entities to not apply ASU No. 2016-02 in comparative periods in the financial statements in the year of adoption. The practical expedient offers lessors an option to not separate non-lease components from the associated lease components when certain criteria are met.
The Company established a corporate implementation team, which engages with cross-functional representatives from all of its businesses. The Company is utilizing a bottom-up approach to analyze the impact of the standard on its lease contract portfolio by reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to lease arrangements. In addition, the Company is in the process of identifying and/or implementing the appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new standard.
    The amendments in ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and allow for modified retrospective adoption with early adoption permitted. The Company has decided not to early adopt the amendments and will adopt on January 1, 2019. The Company is also assessing the impact associated with the adoption of ASU No. 2016-02, ASU No. 2018-10 and ASU No. 2018-11 on the condensed consolidated financial statements, which is expected to be material based upon review of the future contractual obligations.
In June 2018, FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting ("ASU No. 2018-07") intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of Topic 718, Compensation - Stock Compensation ("Topic 718"), to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company has decided not to early adopt the amendments. The adoption of ASU No. 2018-07 is not expected to have a material impact on the Company's condensed consolidated financial statements.
In August 2018, FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"), which eliminates, adds and modifies certain fair value measurement disclosure requirements of Accounting Standards Codification 820, Fair Value Measurement ("ASC 820"). The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company has decided not to early adopt the amendments. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company's condensed consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plan ("ASU 2018-14"), which removes, adds and clarifies certain disclosure requirements for employers who sponsor defined benefit pension and other postretirement plans. The amendments in this ASU are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is evaluating the impact of ASU 2018-14, but does not expect to have a material impact on the Company's condensed consolidated financial statements.
In August 2018, FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU No. 2018-15"). Under the amendments of this guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company will evaluate the impact of ASU No. 2018-15 for future implementation costs incurred subsequent to the effective date.
3. Revenues:
In May 2014, the FASB issued Topic 606, which replaces numerous requirements under Topic 605, Revenue Recognition ("Topic 605"), in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Revenue is recognized in a five-step model: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when or as the company satisfies a performance obligation. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Effective January 1, 2018, the Company adopted the requirements of Topic 606 using the modified retrospective method. The results of operations for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605. The accounting policies related to Topic 605 were presented in the Form 10-K for the year ended December 31, 2017, for which the Company recognized revenue when the following four criteria were met: persuasive evidence of an arrangement existed, delivery had occurred or services had been rendered, fees and/or price was fixed or determinable, and collectability was reasonably assured.
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
_______________
(1)Relates to unbilled receivables
(2)Relates to current and non-current deferred commissions, respectively

In accordance with Topic 606, the disclosure of the impact of adoption on the unaudited condensed consolidated statement of operations and the condensed consolidated balance sheet for and as of the three and nine months ended September 30, 2018 are as follows:

	Three months ended September 30, 2018 under Topic 605	Adjustments due to Topic 606	Three months ended September 30, 2018 under Topic 606
Revenues	$598.2	$0.5	$598.7
Selling, general and administrative (3)	$96.8	$(1.1)	$95.7
Provision for income taxes	$(26.4)	$(0.4)	$(26.8)
Net income	$164.8	$1.2	$166.0

	Nine months ended September 30, 2018 under Topic 605	Adjustments due to Topic 606	Nine months ended September 30, 2018 under Topic 606
Revenues	$1,780.3	$0.9	$1,781.2
Selling, general and administrative (3)	$285.0	$(4.0)	$281.0
Provision for income taxes	$(86.4)	$(1.2)	$(87.6)
Net income	$448.8	$3.7	$452.5
_______________
(3)Includes deferred commission amortization under Topic 606

	As of September 30, 2018 under Topic 605	Adjustments due to Topic 606	As of September 30, 2018 under Topic 606
Accounts receivable	$319.5	$4.7	$324.2
Prepaid expenses	$43.1	$16.3	$59.4
Other assets	$99.7	$30.4	$130.1
Accounts payable and accrued liabilities	$242.9	$0.8	$243.7
Deferred revenues	$433.9	$(0.7)	$433.2
Deferred income tax liabilities	$329.2	$12.4	$341.6
Retained earnings	$3,757.5	$38.9	$3,796.4
Disaggregated revenues by type of service and by country are provided below for the three and nine months ended September 30, 2018 and 2017. No individual country outside of the U.S. accounted for 10.0% or more of the Company's consolidated revenues for the three and nine months ended September 30, 2018 or 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Insurance:
Underwriting & rating	$285.1	$261.8	$854.6	$777.0
Claims	142.6	134.2	415.1	368.3
Total Insurance	427.7	396.0	1,269.7	1,145.3
Energy and Specialized Markets	127.7	111.4	383.1	328.0
Financial Services	43.3	41.7	128.4	101.6
Total revenues	$598.7	$549.1	$1,781.2	$1,574.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
U.S.	$464.0	$435.1	$1,373.9	$1,240.1
U.K.	36.6	27.8	107.6	77.6
Other countries	98.1	86.2	299.7	257.2
Total revenues	$598.7	$549.1	$1,781.2	$1,574.9
The Company's remaining performance obligations represent future revenues not yet recorded for services that have not yet been performed. The Company’s most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Revenues expected to be recognized in the future related to performance obligations, included within our deferred revenue and other liabilities, that are unsatisfied at September 30, 2018 are $435.5 million. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year and greater than one year, comprised 98.0% and 2.0% of the balance at September 30, 2018, respectively.
4. Contract Assets and Contract Liabilities
Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of September 30, 2018 and January 1, 2018, the Company had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (an amount of consideration is due) from the customer. As of September 30, 2018 and January 1, 2018, the Company had contract liabilities of $435.5 million and $386.7 million, respectively. The $48.8 million increase in contract liabilities from January 1, 2018 to September 30, 2018 was primarily due to billings of $484.5 million that were paid in advance, partially offset by $435.7 million of revenue recognized in the nine months ended September 30, 2018. Contract liabilities are included in "Deferred revenues" and "Other liabilities" in the condensed consolidated balance sheet as of September 30, 2018 and January 1, 2018.
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

The following table summarizes fair value measurements by level for registered investment companies that were measured at fair value on a recurring basis:

Quoted Prices in Active Markets for Identical Assets (Level 1)
September 30, 2018
Registered investment companies (1)	$4.0
December 31, 2017
Registered investment companies (1)	$3.8
_______________

(1)	Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has elected not to carry its subordinated promissory note receivable and long-term debt at fair value. The subordinated promissory note had a face value of $100.0 million, an interest rate of 9.0% that was paid-in kind and an eight year maturity with a prepayment option without penalty. As of December 31, 2017, the carrying value of the subordinated promissory note receivable was included in “Other assets” in the accompanying condensed consolidated balance sheets. On August 27, 2018, the debtor chose to exercise their prepayment option to settle the subordinated promissory note receivable in full. As a result of the settlement of the note receivable, the Company recorded a gain of $12.3 million during the three and nine months ended September 30, 2018, which was included under "Investment income and others , net" in the accompanying condensed consolidated statements of operations. The carrying value of the long-term debt represents amortized cost less unamortized discount and debt issuance costs. The Company assesses the fair value of these financial instruments based on an estimate of interest rates available to the Company for financial instruments with similar features, the Company’s current credit rating and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of these financial instruments as of September 30, 2018 and December 31, 2017, respectively:

		2018		2017
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instruments not carried at fair value:
Subordinated promissory note receivable	Level 2	$—	$—	$95.3	$83.3
Long-term debt excluding capitalized leases and credit facility	Level 2	$2,283.1	$2,325.9	$2,280.6	$2,439.8
The Company received a 10.0% non-participating interest in VCVH Holdings LLC in 2016 with the sale of the Company's healthcare business.  As of September 30, 2018, the balance of this investment was $8.4 million and accounted for as a cost based investment under ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"), because the interest is currently non-participating, and the Company does not have the ability to exercise significant influence over the investees’ operating and financial policies. As of September 30, 2018, the Company also had an investment in a limited partnership of $7.0 million accounted for in accordance with ASC 323-10-25 as an equity method investment.
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
The preliminary purchase price allocations of the 2018 acquisitions resulted in the following:

	Validus	Others	Total
Cash and cash equivalents	$0.9	$2.2	$3.1
Accounts receivable	1.5	1.1	2.6
Current assets	6.2	0.3	6.5
Fixed assets	0.4	0.2	0.6
Intangible assets	20.9	8.3	29.2
Goodwill	25.0	15.8	40.8
Other assets	—	0.4	0.4
Total assets acquired	54.9	28.3	83.2
Current liabilities	4.1	1.0	5.1
Deferred revenues	0.1	1.1	1.2
Deferred income taxes, net	3.5	1.6	5.1
Other liabilities	0.2	1.3	1.5
Total liabilities assumed	7.9	5.0	12.9
Net assets acquired	47.0	23.3	70.3
Cash acquired	(0.9)	(2.2)	(3.1)
Net cash purchase price	$46.1	$21.1	$67.2
The preliminary amounts assigned to intangible assets by type for the 2018 acquisitions are summarized in the table below:

	Weighted Average Useful Life	Total
Technology-related	6 years	$12.4
Marketing-related	7 years	1.7
Customer-related	10 years	15.1
Total intangible assets		$29.2
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
For the nine months ended September 30, 2018, the Company finalized the purchase accounting for the acquisitions of Arium Limited ("Arium"), Healix International Holdings Limited ("Healix"), Emergent Network Intelligence Limited ("ENI"), Fintellix Solutions Private Limited ("Fintellix"), MAKE Consulting A/S ("MAKE"), and the net assets of Blue Skies Consulting, LLC, ControlCam, LLC, Krawietz Aerial Photography, LLC, Richard Crouse & Associates, Inc., Rocky Mountain Aerial Surveys, Inc., Skyview Aerial Photo, Inc., and Valley Air Photos, LLC (collectively referred to as "Aerial Imagery acquisitions"), G2 Web Services, LLC ("G2"), Sequel Business Solutions Ltd. ("Sequel") and Lundquist Consulting, Inc. ("LCI") during the measurement periods in accordance with ASC 805, Business Combinations. The impact of finalization of the purchase accounting associated with these acquisitions was not material to the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.
For the three and nine months ended September 30, 2018, the Company incurred transaction costs of $0 and $1.2 million, respectively, for the 2018 acquisitions. For the three and nine months ended September 30, 2017, the Company incurred transaction costs of $3.2 million and $5.9 million, respectively, related to the 2017 acquisitions. The transaction costs were included within "Selling, general and administrative" expenses in the accompanying condensed consolidated statements of operations. For the 2018 acquisitions, the goodwill of $40.8 million associated with the stock purchases of Marketview, Business Insight and Validus is not deductible for tax purposes.
The 2018 acquisitions were immaterial, both individually and in the aggregate, to the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.
Acquisition Escrows and Related Liabilities
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At September 30, 2018 and December 31, 2017, the current portion of the escrows amounted to $33.1 million and $22.9 million, and the noncurrent portion of the escrows amounted to $0 and $26.3 million, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and "Other assets" in the accompanying condensed consolidated balance sheets, respectively.

The acquisitions of PowerAdvocate and Validus include acquisition related contingencies, for which the sellers of PowerAdvocate and Validus could receive additional payments by achieving the specific predetermined revenue and EBITDA earn-out targets for exceptional performance. As of each respective acquisition date, the Company recorded acquisition related liabilities and goodwill of $34.2 million associated with PowerAdvocate and $3.1 million associated with Validus. The Company believes that the liabilities recorded as of September 30, 2018 reflect the best estimate of acquisition contingent payments. The acquisition related liabilities of these acquisitions of $8.3 million and $30.5 million have been included in “Accounts payable and accrued liabilities” and “Other liabilities” in the accompanying condensed consolidated balance sheets as of September 30, 2018, respectively.
7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2017 through September 30, 2018, both in total and as allocated to the Company’s operating segments:

	Insurance	Energy and Specialized Markets	Financial Services	Total
Goodwill, net at December 31, 2017 (1)	$749.5	$2,149.6	$469.6	$3,368.7
Current period acquisitions	38.0	—	2.8	40.8
Purchase accounting reclassification	5.1	(10.1)	1.4	(3.6)
Foreign currency translation	(11.5)	(53.7)	(1.7)	(66.9)
Goodwill, net at September 30, 2018 (1)	$781.1	$2,085.8	$472.1	$3,339.0
_______________

(1)	These balances are net of accumulated impairment charges of $3.2 million that occurred prior to December 31, 2017.
Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2018, and concluded that there was no impairment of goodwill. There were no triggering events for the three months ended September 30, 2018 that would impact the results of the impairment test performed as of June 30, 2018.
The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
September 30, 2018
Technology-based	8 years	$424.4	$(247.6)	$176.8
Marketing-related	16 years	258.2	(74.3)	183.9
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	720.4	(212.0)	508.4
Database-related	19 years	459.9	(74.6)	385.3
Total intangible assets		$1,867.9	$(613.5)	$1,254.4
December 31, 2017
Technology-based	8 years	$421.0	$(222.9)	$198.1
Marketing-related	17 years	263.9	(62.9)	201.0
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	704.2	(174.0)	530.2
Database-related	19 years	474.7	(58.7)	416.0
Total intangible assets		$1,868.8	$(523.5)	$1,345.3
Amortization expense related to intangible assets for the three months ended September 30, 2018 and 2017 was $33.2 million and $27.5 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2018 and 2017 was $98.5 million and $73.6 million, respectively. Estimated amortization expense for the remainder of 2018 and the years through 2023 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2018	$32.5
2019	129.4
2020	127.2
2021	116.9
2022	105.5
2023 and thereafter	742.9
$1,254.4
8. Income Taxes:
The Company’s effective tax rate for the three and nine months ended September 30, 2018 was 13.91% and 16.22%, compared to the effective tax rate for the three and nine months ended September 30, 2017 of 33.19% and 31.51%. The effective tax rate for the three and nine months ended September 30, 2018 is lower than the effective tax rate for the three and nine months ended September 30, 2017 primarily due to the impact of tax reform lowering the U.S. tax rate from 35.0% to 21.0%, as well as the impact of greater tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and the Company’s effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local income taxes.

9. Debt:
The following table presents short-term and long-term debt by issuance as of September 30, 2018 and December 31, 2017:

	Issuance Date	Maturity Date	2018	2017
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$285.0	$715.0
Capital lease obligations	Various	Various	7.5	9.4
4.875% senior notes, less unamortized discount and debt issuance costs of $0.2 in 2018	12/8/2011	1/15/2019	249.8	—
Short-term debt and current portion of long-term debt			542.3	724.4
Long-term debt:
Senior notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $8.2 and $9.1, respectively	5/15/2015	6/15/2025	891.8	890.9
5.500% senior notes, less unamortized discount and debt issuance costs of $4.7 and $4.9, respectively	5/15/2015	6/15/2045	345.3	345.1
4.125% senior notes, less unamortized discount and debt issuance costs of $2.4 and $2.9, respectively	9/12/2012	9/12/2022	347.6	347.1
4.875% senior notes, less unamortized discount and debt issuance costs of $0.7 in 2017	12/8/2011	1/15/2019	—	249.3
5.800% senior notes, less unamortized discount and debt issuance costs of $1.4 and $1.8, respectively	4/6/2011	5/1/2021	448.6	448.2
Capital lease obligations	Various	Various	14.8	7.6
Syndicated revolving credit facility debt issuance costs	Various	Various	(3.2)	(3.8)
Long-term debt			2,044.9	2,284.4
Total debt			$2,587.2	$3,008.8
As of September 30, 2018 and December 31, 2017, the Company had senior notes with an aggregate principal amount of $2,300.0 million outstanding and was in compliance with their financial debt covenants.
As of September 30, 2018, the Company had a borrowing capacity of $1,500.0 million under the committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility") with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the "Repurchase Program"). The Company was in compliance with all financial debt covenants under the Credit Facility as of September 30, 2018. Subsequent to September 30, 2018, the Company had borrowings of $35.0 million and repayments of $25.0 million under the Credit Facility.
10. Stockholders’ Equity:
The Company's common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all twelve members of the Board.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of September 30, 2018.

Share Repurchase Program
Since May 2010, the Company has authorized repurchases of up to $3,300.0 million of its common stock through its Repurchase Program, including an additional authorization of $500.0 million approved on May 16, 2018. The Company has repurchased shares with an aggregate value of $2,716.0 million. The Company repurchased 2,574,123 shares of common stock with an aggregate value of $282.2 million during the nine months ended September 30, 2018. As of September 30, 2018, the Company had $584.0 million available to repurchase shares through its Repurchase Program.
On June 15, 2018, the Company entered into an Accelerated Share Repurchase ("ASR") agreement to repurchase shares of its common stock for an aggregate purchase price of $50.0 million. The ASR agreement is accounted for as an initial treasury stock transaction and a forward stock purchase agreement indexed to the Company's own common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and was deemed to have a fair value of zero at the effective date. Upon payment of the aggregate purchase price on July 2, 2018, the Company received an initial delivery of 371,609 shares of its common stock. The aggregate purchase price was recorded as a reduction to stockholders' equity in the Company's condensed consolidated statements of changes in stockholders' equity for the nine months ended September 30, 2018. Upon the final settlement of the ASR agreement in September 2018, the Company received an additional 61,188 shares of the Company's common stock. These 432,797 shares, which were repurchased at an average price of $115.53 per share, resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").
On September 14, 2018, the Company entered into an additional ASR agreement to repurchase shares of its common stock for an aggregate purchase price of $50.0 million. Upon payment of the aggregate purchase price on October 1, 2018, the Company received an initial delivery of 331,812 shares of its common stock at a price of $120.55 per share, representing approximately $40.0 million of the aggregate purchase price. The aggregate purchase price was recorded as a reduction to stockholders' equity, consisting of a $40.0 million increase in treasury stock and a $10.0 million decrease in additional paid-in capital, in the Company's condensed consolidated statements of changes in stockholders' equity subsequent to September 30, 2018. Upon the final settlement of the ASR agreement in December 2018, the Company may be entitled to receive additional shares of its common stock or, under certain limited circumstances, be required to deliver shares to the counterparty.
Treasury Stock
As of September 30, 2018, the Company’s treasury stock consisted of 379,192,460 shares of common stock. During the nine months ended September 30, 2018, the Company reissued 2,505,771 shares of common stock from the treasury shares at a weighted average price of $8.62 per share.
Earnings Per Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including vested and nonvested stock options, nonvested restricted stock awards, nonvested restricted stock units, and nonvested deferred stock units, had been issued.

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator used in basic and diluted EPS:
Net income	$166.0	$120.7	$452.5	$350.5
Denominator:
Weighted average number of common shares used in basic EPS	164,829,250	164,577,575	164,962,647	165,314,267
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,371,516	3,379,483	3,652,188	3,493,138
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	168,200,766	167,957,058	168,614,835	168,807,405
The potential shares of common stock that were excluded from diluted EPS were 956,014 and 2,471,487 for the three months ended September 30, 2018 and 2017, and 622,199 and 2,158,723 for the nine months ended September 30, 2018 and 2017, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of September 30, 2018 and December 31, 2017:

	2018		2017
Foreign currency translation adjustment	$(433.0)		$(334.4)
Unrealized holding gains on available-for-sale securities, net of tax	—	(1)	0.7
Pension and postretirement adjustment, net of tax	(76.6)		(78.6)
Accumulated other comprehensive losses	$(509.6)		$(412.3)
_______________

(1)	Includes an adjustment of $0.7 million to opening retained earnings related to adoption of ASU 2016-01 at January 1, 2018.
The before tax and after tax amounts of other comprehensive income for the three and nine months ended September 30, 2018 and 2017 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended September 30, 2018
Foreign currency translation adjustment	$(35.7)	$—	$(35.7)
Pension and postretirement adjustment before reclassifications	1.9	(0.8)	1.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(0.9)	0.1	(0.8)
Pension and postretirement adjustment	1.0	(0.7)	0.3
Total other comprehensive loss	$(34.7)	$(0.7)	$(35.4)
For the Three Months Ended September 30, 2017
Foreign currency translation adjustment	$82.2	$—	$82.2
Pension and postretirement adjustment before reclassifications	2.4	(0.7)	1.7
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.2)	0.4	(0.8)
Pension and postretirement adjustment	1.2	(0.3)	0.9
Total other comprehensive gain	$83.4	$(0.3)	$83.1

	Before Tax	Tax (Expense) Benefit	After Tax
For the Nine Months Ended September 30, 2018
Foreign currency translation adjustment	$(98.6)	$—	$(98.6)
Pension and postretirement adjustment before reclassifications	5.6	(1.5)	4.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(2.7)	0.6	(2.1)
Pension and postretirement adjustment	2.9	(0.9)	2.0
Total other comprehensive loss	$(95.7)	$(0.9)	$(96.6)
For the Nine Months Ended September 30, 2017
Foreign currency translation adjustment	$204.9	$—	$204.9
Unrealized holding gain on available-for-sale securities before reclassifications	0.3	(0.1)	0.2
Unrealized holding gain on available-for-sale securities	0.3	(0.1)	0.2
Pension and postretirement adjustment before reclassifications	7.4	(2.7)	4.7
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(3.7)	1.4	(2.3)
Pension and postretirement adjustment	3.7	(1.3)	2.4
Total other comprehensive gain	$208.9	$(1.4)	$207.5
_______________

(1)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12 Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
Equity Compensation Plans
All of the Company’s outstanding stock options and restricted stock awards are covered under the 2013 Incentive Plan or 2009 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of September 30, 2018, there were 5,590,996 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the nine months ended September 30, 2018 and 2017 was $74.7 million and $26.0 million, respectively.
The Company granted equity awards to key employees of the Company. The nonqualified stock options have an exercise price equal to the closing price of the Company’s common stock on the grant date, with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. Performance share units (“PSU”) vest at the end of a three-year performance period, subject to the recipient’s continued service. Each PSU represents the right to receive one share of Verisk common stock and the ultimate realization is based on the Company’s achievement of certain market performance criteria and may range from 0% to 200% of the recipient’s target levels established on the grant date.  The fair value of performance share units is determined on the grant date using the Monte Carlo Simulation model. The Company recognizes the expense of the equity awards ratably over the vesting period. A summary of the equity awards granted for the nine months ended September 30, 2018 is presented below.

Grant Date	Service Vesting Period	Stock Options	Restricted Stock	Common Stock	Performance Share Units
January 1 to September 30, 2018	Four-year graded vesting	899,492	192,805	—	—
April 1, 2018	Three-year cliff vesting	—	—	—	46,705
July 1, 2018	One-year graded vesting	17,402	11,880	—	—
July 1 to September 30, 2018	Not applicable	19,798	1,858	1,094	—
		936,692	206,543	1,094	46,705

The fair value of the stock options granted for the nine months ended September 30, 2018 and 2017 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2018	2017
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	18.51%	18.72%
Risk-free interest rate	2.52%	1.82%
Expected term in years	4.4	4.5
Dividend yield	—%	—%
Weighted average grant date fair value per stock option	$21.37	$15.71
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
A summary of the stock options outstanding and exercisable as of December 31, 2017 and September 30, 2018 and changes during the interim period are presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2017	8,907,109	$53.31	$380.2
Granted	936,692	$104.24
Exercised	(2,301,868)	$33.83	$172.5
Cancelled or expired	(269,397)	$78.53
Outstanding at September 30, 2018	7,272,536	$65.10	$403.2
Exercisable at September 30, 2018	4,794,316	$53.27	$322.5
Exercisable at December 31, 2017	5,995,339	$41.50	$326.8
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk common stock as of the reporting date. Excess tax benefits from exercised stock options were recorded as income tax benefit in the condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. Stock-based compensation expense for the nine months ended September 30, 2018 and 2017 was $30.1 million and $24.2 million, respectively.
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

A summary of the status of the restricted stock and performance share units awarded under the 2013 Incentive Plan as of December 31, 2017 and September 30, 2018 and changes during the interim period are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	604,464	$78.28
Granted	253,248	$111.04
Vested	(214,320)	$76.02
Forfeited	(53,120)	$87.38
Outstanding at September 30, 2018	590,272	$92.32
The Company’s employee stock purchase plan (“ESPP”) offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the nine months ended September 30, 2018 and 2017, the Company issued 21,988 and 23,391 shares of common stock at a weighted discounted price of $105.14 and $78.77 for the ESPP, respectively.
As of September 30, 2018, there was $81.3 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.62 years. As of September 30, 2018, there were 2,478,220 and 590,031 nonvested stock options and restricted stock, respectively, of which 2,092,374 and 513,345 are expected to vest. The total grant date fair value of options vested was $12.4 million and $12.3 million during the nine months ended September 30, 2018 and 2017, respectively. The total grant date fair value of restricted stock vested during the nine months ended September 30, 2018 and 2017 was $14.7 million and $13.1 million, respectively.
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

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$3.8	$4.3	$—	$0.1
Expected return on plan assets	(8.2)	(7.8)	—	(0.1)
Amortization of net actuarial loss	0.8	1.1	0.1	0.1
Net periodic (benefit) cost	$(3.6)	$(2.4)	$0.1	$0.1
Employer contributions, net	$0.2	$0.3	$0.2	$(0.2)

	Pension Plan and SERP		Postretirement Plan
	For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$11.4	$12.9	$0.2	$0.3
Expected return on plan assets	(24.6)	(23.3)	(0.1)	(0.3)
Amortization of prior service cost	0.1	0.1	(0.1)	(0.1)
Amortization of net actuarial loss	2.4	3.4	0.3	0.3
Net periodic (benefit) cost	$(10.7)	$(6.9)	$0.3	$0.2
Employer contributions, net	$0.7	$0.8	$(0.1)	$0.4
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
The Company previously reported results based on its two operating segments, Decision Analytics and Risk Assessment. During the first quarter of 2018, the CODM changed how he makes operating decisions, assesses the performance of the business, and allocates resources in a manner that caused its operating segments to change. Consequently, effective as of the first quarter of 2018, the operating segments of the Company are based on three vertical markets it serves: Insurance, Energy and Specialized Markets, and Financial Services. These three operating segments are also the Company's reportable segments, which have been recast to reflect the new segments for the three and nine months ended September 30, 2017.
Each of our reportable segments, Insurance, Energy and Specialized Markets, and Financial Services has a portion of its revenue from more than one of the three revenue types described within our revenue recognition policy described within Note 2. Basis of Presentation and Summary of Significant Accounting Policies. Below is the overview of the solutions offered within each reportable segment.
Insurance: The Company is the leading provider of statistical, actuarial and underwriting data for the U.S. P&C insurance industry. The Company’s databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants and fire suppression capabilities of municipalities. The Company uses this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies, which are accessed via a hosted platform. The Company also develops solutions that its customers use to analyze key processes in managing risk. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes to earthquakes. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company further develops solutions that allow customers to quantify costs after loss events occur. The Company's multitier, multispectral terrestrial imagery and data acquisition, processing, analytics, and distribution system using the remote sensing and machine learning technologies help gather, store, process, and deliver geographic and spatially referenced information that supports uses in many markets. Additionally, the Company offers fraud-detection solutions including review of data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sector. The Company’s underwriting & rating, insurance anti-fraud claims, catastrophe modeling, loss quantification and aerial imagery solutions are included in this segment.
Energy and Specialized Markets: The Company is a leading provider of data analytics via hosted platform for the global energy, chemicals, and metals and mining industries. Its research and consulting solutions focus on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support. The Company gathers and manages proprietary information, insight, and analysis on oil and gas fields, mines, refineries and other assets across the interconnected global energy sectors to advise customers in making asset investment and portfolio allocation decisions. The Company also helps businesses and governments better anticipate and manage climate and weather-related risks. The

Company's analytical tools measure and observe environmental properties and translate those measurements into actionable information based on customer needs. The Company further offers a suite of data and information services that enable improved compliance with global Environmental Health and Safety requirements related to the safe manufacturing, distribution, transportation, usage, and disposal of chemicals and products. The Company’s energy business, environmental health and safety services and, weather risk solutions are included in this segment.
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
The following table provides the Company’s revenue and EBITDA by reportable segment for the three and nine months ended September 30, 2018 and 2017, and the reconciliation of EBITDA to operating income as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	September 30, 2018				September 30, 2017
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$427.7	$127.7	$43.3	$598.7	$396.0	$111.4	$41.7	$549.1
Expenses:
Cost of revenues (exclusive of items shown separately below)	(142.1)	(53.2)	(23.9)	(219.2)	(129.3)	(49.0)	(20.2)	(198.5)
Selling, general and administrative	(57.5)	(34.1)	(4.1)	(95.7)	(48.6)	(28.3)	(4.0)	(80.9)
Investment income and others, net	12.0	0.8	1.3	14.1	3.3	(0.8)	0.1	2.6
EBITDA	240.1	41.2	16.6	297.9	221.4	33.3	17.6	272.3
Depreciation and amortization of fixed assets	(25.2)	(10.2)	(4.1)	(39.5)	(22.6)	(9.0)	(2.2)	(33.8)
Amortization of intangible assets	(5.9)	(21.4)	(5.9)	(33.2)	(4.4)	(18.0)	(5.1)	(27.5)
Less: Investment income and others, net	(12.0)	(0.8)	(1.3)	(14.1)	(3.3)	0.8	(0.1)	(2.6)
Operating income	$197.0	$8.8	$5.3	211.1	$191.1	$7.1	$10.2	208.4
Investment income and others, net				14.1				2.6
Interest expense				(32.4)				(30.3)
Income before income taxes				$192.8				$180.7

	For the Nine Months Ended
	September 30, 2018				September 30, 2017
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$1,269.7	$383.1	$128.4	$1,781.2	$1,145.3	$328.0	$101.6	$1,574.9
Expenses:
Cost of revenues (exclusive of items shown separately below)	(422.2)	(164.7)	(75.3)	(662.2)	(375.4)	(143.5)	(56.2)	(575.1)
Selling, general and administrative	(163.3)	(103.6)	(14.1)	(281.0)	(143.1)	(84.1)	(8.4)	(235.6)
Investment income and others, net	16.2	1.2	1.9	19.3	8.9	(1.3)	0.3	7.9
EBITDA	700.4	116.0	40.9	857.3	635.7	99.1	37.3	772.1
Depreciation and amortization of fixed assets	(77.6)	(32.2)	(11.8)	(121.6)	(68.0)	(26.1)	(5.3)	(99.4)
Amortization of intangible assets	(16.8)	(64.2)	(17.5)	(98.5)	(9.4)	(52.1)	(12.1)	(73.6)
Less: Investment income and others, net	(16.2)	(1.2)	(1.9)	(19.3)	(8.9)	1.3	(0.3)	(7.9)
Operating income	$589.8	$18.4	$9.7	617.9	$549.4	$22.2	$19.6	591.2
Investment income and others, net				19.3				7.9
Interest expense				(97.1)				(87.3)
Income before income taxes				$540.1				$511.8
Long-lived assets by country are provided below:

	September 30, 2018	December 31, 2017
Long-lived assets:
U.S	$2,360.3	$2,438.6
U.K.	2,575.0	2,656.6
Other countries	322.1	327.5
Total long-lived assets	$5,257.4	$5,422.7
14. Related Parties:
The Company considers its stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of September 30, 2018 and December 31, 2017, the Company had no material transactions with related parties.
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

Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleges that the Company’s Roof InSight (now known as Geomni Roof), Property InSight product (now known as Geomni Property) and Aerial Sketch product in combination with the Company's Xactimate product infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 436, 840, 152, 880, 770, 732 and 454. On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 376 and 737 to the lawsuit. The First Amended Complaint seeks an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, including by way of inducement the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 19, 2017, the District Court so ordered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to Pictometry Patents Nos. 880 and 732 and certain asserted claims of the Eagle View Patents Nos. 436, 840, 152, 770, 454, 376 and 737 (collectively the “Patents in Suit”). Eagle View further reduced the number of asserted claims pertaining to the Patents in Suit to 18 asserted claims. Fact discovery and expert discovery are now closed and defendants' summary judgment motion was fully submitted on October 26, 2018. At this time, it is not reasonably possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

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
We previously reported results based on two operating segments, Decision Analytics and Risk Assessment. During the first quarter of 2018, the CODM changed how he makes operating decisions, assesses the performance of the business, and allocates resources in a manner that caused the Company's operating segments to change. Consequently, effective as of the first quarter of 2018, our operating segments are based on three vertical markets we serve: Insurance, Energy and Specialized Markets, and Financial Services. These three operating segments are also our reportable segments, which have been recast to reflect the new segments for the three and nine months ended September 30, 2017.
Our Insurance segment provides underwriting and ratings, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 71.3% and 72.7% of our revenues for the nine months ended September 30, 2018 and 2017, respectively. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented 21.5% and 20.8% of our revenues for the nine months ended September 30, 2018 and 2017, respectively. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants. Our Financial Services segment's revenues represented 7.2% and 6.5% of our revenues for the nine months ended September 30, 2018 and 2017, respectively.
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

Revenues
We recognize revenues through long-term agreements for hosted subscriptions, advisory/consulting services and on a transactional basis, recurring and non-recurring. Hosted subscriptions for our solutions are generally paid in advance of rendering services either quarterly or annually commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. Our long-term agreements are generally for periods of three to five years. We recognize revenue from subscriptions ratably over the term of the long-term agreements.
Approximately 81.0% of the revenues in our Insurance segment for the nine months ended September 30, 2018 and 2017 were derived from hosted subscriptions with long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 78.0% and 83.0% of the revenues in our Energy and Specialized Markets segment for the nine months ended September 30, 2018 and 2017, respectively, were derived from hosted subscriptions with long-term agreements for our solutions. Our customers in this segment include most of the top 10 global energy providers around the world. Approximately 72.0% and 69.0% of the revenues in our Financial Services segment for the nine months ended September 30, 2018 and 2017, respectively, were derived from subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include all of the top 30 credit card issuers in North America, the United Kingdom, and Australia.
We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the nine months ended September 30, 2018 and 2017, approximately 20.0% and 19.0%, respectively, of our revenues were derived from providing transactional recurring and non-recurring solutions.
Principal Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented 58.3% and 59.5% of our total operating expenses for the nine months ended September 30, 2018 and 2017, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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
While we expect to grow our headcount over time to take advantage of our market opportunities, we believe that the economies of scale in our operating model will allow us to grow our personnel expenses at a lower rate than revenues. Historically, our EBITDA margin has improved because we have been able to increase revenues without a proportionate corresponding increase in expenses. However, part of our corporate strategy is to invest in new solutions and new businesses which may offset margin expansion.
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

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017

	(In millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$427.7	$396.0	8.0%	$1,269.7	$1,145.3	10.9%
Energy and Specialized Markets	127.7	111.4	14.6%	383.1	328.0	16.8%
Financial Services	43.3	41.7	4.0%	128.4	101.6	26.3%
Revenues	598.7	549.1	9.0%	1,781.2	1,574.9	13.1%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	219.2	198.5	10.4%	662.2	575.1	15.1%
Selling, general and administrative	95.7	80.9	18.3%	281.0	235.6	19.3%
Depreciation and amortization of fixed assets	39.5	33.8	16.9%	121.6	99.4	22.3%
Amortization of intangible assets	33.2	27.5	21.0%	98.5	73.6	33.7%
Total operating expenses	387.6	340.7	13.8%	1,163.3	983.7	18.2%
Operating income	211.1	208.4	1.3%	617.9	591.2	4.5%
Other income (expense):
Investment income and others, net	14.1	2.6	438.0%	19.3	7.9	144.0%
Interest expense	(32.4)	(30.3)	6.6%	(97.1)	(87.3)	11.2%
Total other expense, net	(18.3)	(27.7)	(34.1)%	(77.8)	(79.4)	(2.0)%
Income before income taxes	192.8	180.7	6.7%	540.1	511.8	5.5%
Provision for income taxes	(26.8)	(60.0)	(55.3)%	(87.6)	(161.3)	(45.7)%
Net Income	$166.0	$120.7	37.5%	$452.5	$350.5	29.1%
Basic net income per share:	$1.01	$0.73	38.4%	$2.74	$2.12	29.2%
Diluted net income per share:	$0.99	$0.72	37.5%	$2.68	$2.08	28.8%
Weighted average shares outstanding:
Basic	164,829,250	164,577,575	0.2%	164,962,647	165,314,267	(0.2)%
Diluted	168,200,766	167,957,058	0.1%	168,614,835	168,807,405	(0.1)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Insurance EBITDA	$240.1	$221.4	8.4%	$700.4	$635.7	10.2%
Energy and Specialized Markets EBITDA	41.2	33.3	24.0%	116.0	99.1	17.2%
Financial Services EBITDA	16.6	17.6	(5.7)%	40.9	37.3	9.2%
EBITDA	$297.9	$272.3	9.4%	$857.3	$772.1	11.0%
The following is a reconciliation of net income to EBITDA:
Net income	$166.0	$120.7	37.5%	$452.5	$350.5	29.1%
Depreciation and amortization of fixed assets and intangible assets	72.7	61.3	18.7%	220.1	173.0	27.1%
Interest expense	32.4	30.3	6.6%	97.1	87.3	11.2%
Provision for income taxes	26.8	60.0	(55.3)%	87.6	161.3	(45.7)%
EBITDA	$297.9	$272.3	9.4%	$857.3	$772.1	11.0%

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
Consolidated Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenues
Revenues were $598.7 million for the three months ended September 30, 2018 compared to $549.1 million for the three months ended September 30, 2017, an increase of $49.6 million or 9.0%. Excluding revenues of $24.1 million from Sequel, Rebmark, Service Software, Business Insight, and Validus, our recent acquisitions within the Insurance segment, PowerAdvocate, our recent acquisition within the Energy and Specialized Markets segment, and G2, LCI, and Marketview, our recent acquisitions within the Financial Services segment, all collectively referred to as our recent acquisitions, our consolidated revenue increased $25.5 million or 4.7%. Revenues within our Insurance segment, excluding our recent acquisitions named above, increased $21.7 million or 5.5%. Revenues within our Energy and Specialized Markets segment, excluding our recent acquisitions named above, increased $7.3 million or 6.6%. Revenues within our Financial Services segment, excluding our recent acquisitions named above, decreased $3.5 million or 9.8%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	Three Months Ended September 30,		Percentage change	Percentage change excluding recent acquisitions
	2018	2017

	(In millions)
Insurance	$427.7	$396.0	8.0%	5.5%
Energy and Specialized Markets	127.7	111.4	14.6%	6.6%
Financial Services	43.3	41.7	4.0%	(9.8)%
Total Revenues	$598.7	$549.1	9.0%	4.7%
Cost of Revenues
Cost of revenues was $219.2 million for the three months ended September 30, 2018 compared to $198.5 million for the three months ended September 30, 2017, an increase of $20.7 million or 10.4%. Our recent acquisitions accounted for an increase of $7.5 million in cost of revenues, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $13.2 million or 6.8%. The increase was primarily due to increases in salaries and employee benefits of $7.8 million, rent and facilities expenses of $1.6 million, data costs of $1.6 million, information technology expenses of $0.6 million, and other operating expenses of $1.6 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $95.7 million for the three months ended September 30, 2018 compared to $80.9 million for the three months ended September 30, 2017, an increase of $14.8 million or 18.3%. Our recent acquisitions accounted for an increase of $7.6 million in SGA, primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, our SGA increased $7.2 million or 9.4%. The increase was primarily due to increases in salaries and employee benefits of $4.7 million, information technology expenses of $1.3 million, professional consulting costs of $0.9 million and other general expenses of $0.3 million.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $39.5 million for the three months ended September 30, 2018 compared to $33.8 million for the three months ended September 30, 2017, an increase of $5.7 million or 16.9%. The increase in depreciation and amortization of fixed assets related to the capital expenditures was $4.8 million and related to fixed assets associated with recent acquisitions was $0.9 million.
Amortization of Intangible Assets
Amortization of intangible assets was $33.2 million for the three months ended September 30, 2018 compared to $27.5 million for the three months ended September 30, 2017, an increase of $5.7 million or 21.0%. The increase was primarily due to amortization related to our recent acquisitions of $6.2 million and currency fluctuations impacting amortization denominated in currencies other than U.S. dollars.
Investment Income and Others, net
Investment income and others, net was a gain of $14.1 million for the three months ended September 30, 2018, compared to a gain of $2.6 million for the three months ended September 30, 2017. The increase of $11.5 million was primarily due to a realized gain of $12.3 million on the repayment of subordinated promissory note receivable prior to its maturity, partially offset by a reduction in interest income, associated with its payoff in August 2018.
Interest Expense
Interest expense was $32.4 million for the three months ended September 30, 2018, compared to $30.3 million for the three months ended September 30, 2017, an increase of $2.1 million or 6.6%. The increase was due to our higher average outstanding borrowings for the three months ended September 30, 2018 related to the credit facility. These higher average outstanding borrowings in 2018 were primarily associated with the funding of the acquisitions of G2, LCI and Sequel, which occurred in August of 2017, and PowerAdvocate, which occurred in December of 2017, as well as borrowings used to fund our share repurchase program.
Provision for Income Taxes
The provision for income taxes was $26.8 million for the three months ended September 30, 2018 compared to $60.0 million for the three months ended September 30, 2017, a decrease of $33.2 million or 55.3%. The effective tax rate was 13.9% for the three months ended September 30, 2018 compared to 33.2% for the three months ended September 30, 2017. The effective rate for the three months ended September 30, 2018 was lower than the September 30, 2017 effective tax rate primarily due to the impact of tax reform lowering the U.S. tax rate from 35.0% to 21.0%, as well as the impact of greater tax benefits from equity compensation in the current period versus the prior period.
Net Income Margin
The net income margin for our consolidated results was 27.7% for the three months ended September 30, 2018 compared to 22.0% for the three months ended September 30, 2017.
EBITDA Margin
The EBITDA margin for our consolidated results was 49.8% for the three months ended September 30, 2018 as compared to 49.6% for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenues
Revenues were $1,781.2 million for the nine months ended September 30, 2018 compared to $1,574.9 million for the nine months ended September 30, 2017, an increase of $206.3 million or 13.1%. Excluding revenues of $96.0 from Arium, Healix, ENI, Aerial Imagery, Sequel, Rebmark, Service Software, Business Insight, and Validus, our recent acquisitions within the Insurance segment, MAKE and PowerAdvocate, our recent acquisitions within the Energy and Specialized Markets segment, and Fintellix, G2, LCI, and Marketview, our recent acquisitions within the Financial Services segment, all collectively referred to as our recent acquisitions, our consolidated revenue increased $110.3 million or 7.0%. Revenues within our Insurance segment, excluding our recent acquisitions named above, increased $86.1 million or 7.5%. Revenues within our Energy and Specialized Markets segment, excluding our recent acquisitions named above, increased $25.8 million or 7.9%. Revenues within our Financial Services segment, excluding our recent acquisitions named above, decreased $1.6 million or 1.6%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	Nine Months Ended September 30,		Percentage change	Percentage change excluding recent acquisitions
	2018	2017

	(In millions)
Insurance	$1,269.7	$1,145.3	10.9%	7.5%
Energy and Specialized Markets	383.1	328.0	16.8%	7.9%
Financial Services	128.4	101.6	26.3%	(1.6)%
Total Revenues	$1,781.2	$1,574.9	13.1%	7.0%
Cost of Revenues
Cost of revenues was $662.2 million for the nine months ended September 30, 2018 compared to $575.1 million for the nine months ended September 30, 2017, an increase of $87.1 million or 15.1%. Our recent acquisitions accounted for an increase of $51.1 million in cost of revenues, primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $36.0 million or 6.3%. The increase was primarily due to increases in salaries and employee benefits of $25.3 million, data costs of $3.9 million, rent and facilities expenses of $3.3 million, information technology expenses of $1.7 million, and other operating costs of $1.8 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $281.0 million for the nine months ended September 30, 2018 compared to $235.6 million for the nine months ended September 30, 2017, an increase of $45.4 million or 19.3%. Our recent acquisitions accounted for an increase of $22.0 million in SGA, primarily related to salaries and employee benefits, and transaction costs of $1.2 million. Excluding costs associated with our recent acquisitions, our SGA increased $23.4 million or 10.2%. The increase was primarily due to increases in salaries and employee benefits of $15.6 million, information technology expenses of $2.8 million, professional consulting costs of $2.3 million, and other general expenses of $2.7 million.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $121.6 million for the nine months ended September 30, 2018 compared to $99.4 million for the nine months ended September 30, 2017, an increase of $22.2 million or 22.3%. The increase in depreciation and amortization related to our capital expenditures was $13.1 million and related to fixed assets associated with recent acquisitions was $9.1 million.
Amortization of Intangible Assets
Amortization of intangible assets was $98.5 million for the nine months ended September 30, 2018 compared to $73.6 million for the nine months ended September 30, 2017, an increase of $24.9 million or 33.7%. The increase was primarily due to amortization related to our recent acquisitions of $22.0 million and currency fluctuations impacting amortization denominated in currencies other than U.S. dollars.

Investment Income and Others, net
Investment income and others, net was a gain of $19.3 million for the nine months ended September 30, 2018, compared to a gain of $7.9 million for the nine months ended September 30, 2017. The increase of $11.4 million was primarily due to a realized gain of $12.3 million on the repayment of subordinated promissory note receivable prior to its maturity, partially offset by a reduction in interest income, associated with its payoff in August 2018.
Interest Expense
Interest expense was $97.1 million for the nine months ended September 30, 2018, compared to $87.3 million for the nine months ended September 30, 2017, an increase of $9.8 million or 11.2%. The increase was due to our higher average outstanding borrowings for the nine months ended September 30, 2018 related to the credit facility. These higher average outstanding borrowings in 2018 were primarily associated with the funding of the acquisitions of G2, LCI and Sequel, which occurred in August of 2017 and PowerAdvocate, which occurred in December of 2017, as well as borrowings used to fund our share repurchase program.
Provision for Income Taxes
The provision for income taxes was $87.6 million for the nine months ended September 30, 2018 compared to $161.3 million for the nine months ended September 30, 2017, a decrease of $73.7 million or 45.7%. The effective tax rate was 16.2% for the nine months ended September 30, 2018 compared to 31.5% for the nine months ended September 30, 2017. The effective rate for the nine months ended September 30, 2018 was lower than the September 30, 2017 effective tax rate primarily due to the impact of tax reform lowering the U.S. tax rate from 35.0% to 21.0%, as well as the impact of greater tax benefits from equity compensation in the current period versus the prior period.
Net Income Margin
The net income margin for our consolidated results was 25.4% for the nine months ended September 30, 2018 compared to 22.3% for the nine months ended September 30, 2017.
EBITDA Margin
The EBITDA margin for our consolidated results was 48.1% for the nine months ended September 30, 2018 as compared to 49.0% for the nine months ended September 30, 2017. The decrease in EBITDA margin was primarily related to our recent acquisitions including an acquisition contingent consideration of $4.2 million.
Results of Operations by Segment
Insurance
Revenues
Revenues for our Insurance segment were $427.7 million for the three months ended September 30, 2018 compared to $396.0 million for the three months ended September 30, 2017, an increase of $31.7 million or 8.0%. Excluding revenue of $10.0 million from our recent acquisitions, Insurance revenue increased $21.7 million or 5.5%.
Our revenue by category for the periods presented is set forth below:

	For the Three Months Ended September 30,		Percentage	Percentage change excluding recent acquisitions
	2018	2017	Change

	(In millions)
Underwriting & Rating	$285.1	$261.8	8.9%	6.3%
Claims	142.6	134.2	6.3%	4.0%
Total Insurance	$427.7	$396.0	8.0%	5.5%
Our underwriting & rating revenue increased $23.3 million or 8.9%; excluding revenues from recent acquisitions of $7.0 million, our underwriting & rating revenue increased $16.3 million or 6.3%, primarily due to increases within our underwriting & rating solutions and catastrophe modeling services revenue.
Our claims revenue increased $8.4 million or 6.3%; excluding revenues from recent acquisitions of $3.0 million, our claims revenue increased $5.4 million or 4.0%, primarily due to growth in our claims analytics and repair cost estimating solutions revenue, which was partially offset by a decline in our aerial imagery solutions revenue. The severe storm-related repair costs estimating and aerial imagery-based solutions contributed approximately $8.0 million for the three months ended September 30, 2017, which did not reoccur in 2018.
Revenues for our Insurance segment were $1,269.7 million for the nine months ended September 30, 2018 compared to $1,145.3 million for the nine months ended September 30, 2017, an increase of $124.4 million or 10.9%. Excluding revenue of $38.3 million from our recent acquisitions, Insurance revenue increased $86.1 million or 7.5%.
Our revenue by category for the periods presented is set forth below:

	For the Nine Months Ended September 30,		Percentage	Percentage change excluding recent acquisitions
	2018	2017	Change

	(In millions)
Underwriting & Rating	$854.6	$777.0	10.0%	6.5%
Claims	415.1	368.3	12.7%	9.8%
Total Insurance	$1,269.7	$1,145.3	10.9%	7.5%
Our underwriting & rating revenue increased $77.6 million or 10.0%; excluding revenues from recent acquisitions of $27.5 million, our underwriting & rating revenue increased $50.1 million or 6.5%, primarily due to increases within our underwriting & rating solutions and catastrophe modeling services revenue.
Our claims revenue increased $46.8 million or 12.7%; excluding revenues from recent acquisitions of $10.8 million, our claims revenue increased $36.0 million or 9.8%, primarily due to growth in our repair cost estimating solutions, claims analytics and aerial imagery solutions revenue. The severe storm-related repair costs estimating and aerial imagery-based solutions contributed approximately $8.0 million for the nine months ended September 30, 2017, which did not reoccur in 2018.
Cost of Revenues
Cost of revenues for our Insurance segment was $142.1 million for the three months ended September 30, 2018 compared to $129.3 million for the three months ended September 30, 2017, an increase of $12.8 million or 9.9%. Our recent acquisitions within the Insurance segment, represented an increase of $1.0 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $11.8 million or 9.3%. The increase was primarily due to increases in salaries and employee benefits of $6.4 million, rent and facilities expenses of $1.6 million, data costs of $1.2 million, information technology expenses of $0.5 million, and other operating expenses of $2.1 million.
Cost of revenues for our Insurance segment was $422.2 million for the nine months ended September 30, 2018 compared to $375.4 million for the nine months ended September 30, 2017, an increase of $46.8 million or 12.5%. Our recent acquisitions within the Insurance segment, represented an increase of $21.2 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $25.6 million or 6.9%. The increase was primarily due to increases in salaries and employee benefits of $17.1 million, data costs of $4.1 million, rent and facilities expenses of $2.9 million, information technology expenses of $1.1 million, and other operating costs of $0.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Insurance segment were $57.5 million for the three months ended September 30, 2018 compared to $48.6 million for the three months ended September 30, 2017, an increase of $8.9 million or 18.3%. Our recent acquisitions within the Insurance segment accounted for an increase of $4.6 million in SGA, primarily related to salaries and employee benefits. Excluding costs associated with our recent acquisitions, SGA increased $4.3 million or 9.2%. The increase was primarily due to increases in salaries and employee benefits of $2.2 million, information technology expenses of $1.0 million, professional consulting costs of $0.8 million, and other general expenses of $0.3 million.

Selling, general and administrative expenses for our Insurance segment were $163.3 million for the nine months ended September 30, 2018 compared to $143.1 million for the nine months ended September 30, 2017, an increase of $20.2 million or 14.1%. Our recent acquisitions within the Insurance segment accounted for an increase of $7.7 million in SGA, primarily related to salaries and employee benefits and transaction costs. Excluding costs associated with our recent acquisitions, SGA increased $12.5 million or 9.0%. The increase was primarily due to increases in salaries and employee benefits of $7.9 million, information technology expenses of $2.1 million, professional consulting costs of $1.6 million, and other general expenses of $0.9 million.
     EBITDA Margin
EBITDA for our Insurance segment was $700.4 million for the nine months ended September 30, 2018 compared to $635.7 million for the nine months ended September 30, 2017. The EBITDA margin for our Insurance segment was 55.2% for the nine months ended September 30, 2018 compared to 55.5% for the nine months ended September 30, 2017.
Energy and Specialized Markets
Revenues
Revenues for our Energy and Specialized Markets segment were $127.7 million for the three months ended September 30, 2018 compared to $111.4 million for the three months ended September 30, 2017, an increase of $16.3 million or 14.6%. Excluding revenue of $9.0 million from our recent acquisitions, Energy and Specialized Markets revenue increased $7.3 million or 6.6% for the three months ended September 30, 2018. The increase within this segment primarily resulted from continuing end-market improvements in the energy sector and growth in our environmental health and safety services revenue.
Revenues for our Energy and Specialized Markets segment were $383.1 million for the nine months ended September 30, 2018 compared to $328.0 million for the nine months ended September 30, 2017, an increase of $55.1 million or 16.8%. Excluding revenue of $29.3 million from our recent acquisitions, Energy and Specialized Markets revenue increased $25.8 million or 7.9% for the nine months ended September 30, 2018. The increase within this segment primarily resulted from continuing end-market improvements in the energy sector, favorable currency fluctuations in the energy business and growth in our environmental health and safety services revenue.
Cost of Revenues
Cost of revenues for our Energy and Specialized Markets segment was $53.2 million for the three months ended September 30, 2018 compared to $49.0 million for the three months ended September 30, 2017, an increase of $4.2 million or 8.3%. Our recent acquisitions within the Energy and Specialized Markets segment represented an increase of $3.3 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $0.9 million or 1.9%. The increase was primarily due to increases in salaries and employee benefits costs of $0.4 million, and other operating costs of $0.5 million.
Cost of revenues for our Energy and Specialized Markets segment was $164.7 million for the nine months ended September 30, 2018 compared to $143.5 million for the nine months ended September 30, 2017, an increase of $21.2 million or 14.7%. Our recent acquisitions within the Energy and Specialized Markets segment represented an increase of $11.3 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $9.9 million or 6.9%. The increase was primarily due to increases in salaries and employee benefits costs of $6.6 million, information technology expenses of $0.5 million, rent and facilities expenses of $0.4 million, and other operating costs of $2.6 million. These increases were partially offset by a decrease in data costs of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Energy and Specialized Markets segment were $34.1 million for the three months ended September 30, 2018 compared to $28.3 million for the three months ended September 30, 2017, an increase of $5.8 million or 20.4%. Our recent acquisitions within the Energy and Specialized Markets segment accounted for an increase of $3.4 million in SGA, primarily related to salaries and employee benefits and transaction costs. Excluding costs associated with our recent acquisitions, SGA increased $2.4 million or 8.6%. The increase was primarily due to increases in salaries and employee benefits of $1.9 million, information technology expenses of $0.3 million, professional consulting costs of $0.1 million, and other general expenses of $0.1 million.

Selling, general and administrative expenses for our Energy and Specialized Markets segment were $103.6 million for the nine months ended September 30, 2018 compared to $84.1 million for the nine months ended September 30, 2017, an increase of $19.5 million or 23.1%. Our recent acquisitions within the Energy and Specialized Markets segment accounted for an increase of $10.5 million in SGA, primarily related to salaries and employee benefits and transaction costs. Excluding costs associated with our recent acquisitions, SGA increased $9.0 million or 10.7%. The increase was primarily due to increases in salaries and employee benefits of $6.5 million, information technology expenses of $0.7 million, and other general expenses of $1.8 million.
EBITDA Margin
EBITDA for our Energy and Specialized Markets segment was $116.0 million for the nine months ended September 30, 2018 compared to $99.1 million for the nine months ended September 30, 2017. EBITDA margin for our Energy and Specialized Markets segment was 30.3% for the nine months ended September 30, 2018 compared to 30.2% for the nine months ended September 30, 2017.
Financial Services
Revenues
Revenues for our Financial Services segment were $43.3 million for the three months ended September 30, 2018 compared to $41.7 million for the three months ended September 30, 2017, an increase of $1.6 million or 4.0%. Excluding revenue of $5.1 million from our recent acquisitions, Financial Services revenue decreased $3.5 million or 9.8% for the three months ended September 30, 2018. The decrease within this segment primarily resulted from a $6.0 million nonrecurring project revenue that occurred during the three months ended September 30, 2017 and did not reoccur in 2018.
Revenues for our Financial Services segment were $128.4 million for the nine months ended September 30, 2018 compared to $101.6 million for the nine months ended September 30, 2017, an increase of $26.8 million or 26.3%. Excluding revenue of $28.4 million from our recent acquisitions, Financial Services revenue decreased $1.6 million or 1.6% for the nine months ended September 30, 2018. The decrease within this segment primarily resulted from a $6.0 million nonrecurring project revenue earned in the third quarter of 2017 and did not reoccur in 2018, partially offset by the growing demand for our enterprise data management and portfolio management solutions revenue.
Cost of Revenues
Cost of revenues for our Financial Services segment was $23.9 million for the three months ended September 30, 2018 compared to $20.2 million for the three months ended September 30, 2017, an increase of $3.7 million or 18.8%. Our recent acquisitions within the Financial Services segment represented an increase of $3.2 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $0.5 million or 2.9%. The increase was primarily due to increases in salaries and employee benefits costs of $1.0 million, data costs of $0.4 million, and information technology expenses of $0.1 million. These increases were partially offset by a decrease in other operating costs of $1.0 million.
Cost of revenues for our Financial Services segment was $75.3 million for the nine months ended September 30, 2018 compared to $56.2 million for the nine months ended September 30, 2017, an increase of $19.1 million or 33.9%. Our recent acquisitions within the Financial Services segment represented an increase of $18.6 million in cost of revenues, which was primarily related to salaries and employee benefits and an acquisition contingent payment. Excluding the impact of our recent acquisitions, our cost of revenues increased $0.5 million or 0.9%. The increase was primarily due to increases in salaries and employee benefits costs of $1.6 million and information technology expenses of $0.1 million. These increases were partially offset by a decrease in other operating costs of $1.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Financial Services segment were $4.1 million for the three months ended September 30, 2018 compared to $4.0 million for the three months ended September 30, 2017, an increase of $0.1 million or 3.3%. Excluding costs associated with our recent acquisitions, SGA increased $0.5 million or 21.8%. The increase was primarily due to an increase in salaries and employee benefits of $0.6 million, partially offset by a decrease in other general expenses of $0.1 million. Our recent acquisitions within the Financial Services segment accounted for a decrease of $0.4 million in SGA, primarily related to lower acquisition related fees.

Selling, general and administrative expenses for our Financial Services segment were $14.1 million for the nine months ended September 30, 2018 compared to $8.4 million for the nine months ended September 30, 2017, an increase of $5.7 million or 69.5%. Our recent acquisitions within the Financial Services segment accounted for an increase of $3.8 million in SGA, primarily related to salaries and employee benefits, and transaction costs. Excluding costs associated with our recent acquisitions, SGA increased $1.9 million or 30.7%. The increase was primarily due to increases in salaries and employee benefits of $1.2 million and professional consulting costs of $0.7 million.
EBITDA Margin
EBITDA for our Financial Services segment was $40.9 million for the nine months ended September 30, 2018 compared to $37.3 million for the nine months ended September 30, 2017. EBITDA margin for our Financial Services segment was 31.8% for the nine months ended September 30, 2018 compared to 36.8% for the nine months ended September 30, 2017. The decrease in EBITDA margin was primarily due to an acquisition contingent payment of $3.5 million related to the Fintellix acquisition that negatively impacted our margin for the nine months ended September 30, 2018.
Liquidity and Capital Resources
As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents and available-for-sale securities of $151.6 million and $146.1 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or upon commencement of the annual or multi-year subscription period in annual amounts. Most of our subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $1,500.0 million Syndicated Revolving Credit Facility, or the Credit Facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our capital expenditures as a percentage of consolidated revenues for the nine months ended September 30, 2018 and 2017, were 8.7% and 7.2%, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal use software and are capitalized and amortized over a period of three to seven years in accordance with ASC 350-40, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." We also capitalize amounts in accordance with ASC 985-20, "Software to be Sold, Leased or Otherwise Marketed."
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2018 and 2017, we repurchased $282.2 million and $276.2 million of our common stock, respectively.
Financing and Financing Capacity
We had total short-term and long-term debt, excluding capital lease obligations and the discounts and debt issuance costs on our senior notes and credit facility, of $2,585.0 million and $3,015.0 million at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, we were in compliance with our financial debt covenants.
As of September 30, 2018, we had a borrowing capacity of $1,500.0 million, of which $1,208.3 million, net of outstanding letters of credit, was available for borrowings under the Credit Facility with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, and the share repurchase program.
The Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, payments between us and our subsidiaries, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.5 to 1.0. We were in compliance with all financial debt covenants under the Credit Facility as of September 30, 2018. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. A commitment fee on any unused balance is payable periodically and will range from 12.5 to 25.0 basis points based upon the consolidated funded debt leverage ratio. As of September 30, 2018 and December 31, 2017, we had outstanding borrowings under the Credit Facility of $285.0 million and $715.0 million, respectively. During the nine months ended September 30, 2018, we had borrowings of $145.0 million and repayments of $575.0 million under the Credit Facility. Subsequent to September 30, 2018, we had borrowings of $35.0 million and repayments of $25.0 million under the Credit Facility.
Cash Flow
The following table summarizes our cash flow data for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Percentage Change
	2018	2017

	(In millions)
Net cash provided by operating activities	$761.0	$592.1	28.5%
Net cash used in investing activities	$(103.8)	$(823.9)	(87.4)%
Net cash (used in) provided by financing activities	$(648.5)	$234.3	(376.8)%
Operating Activities
Net cash provided by operating activities was $761.0 million for the nine months ended September 30, 2018 compared to $592.1 million for the nine months ended September 30, 2017. The increase in net cash provided by operating activities was primarily related to an increase in cash receipts from customers driven by an increase in revenues and operating profit, as well as a decrease in tax payments due to tax reform passed in 2017, partially offset by an increase in interest payments.

Investing Activities
Net cash used in investing activities of $103.8 million for the nine months ended September 30, 2018 was primarily related to current year acquisitions, including escrow payments, of $67.7 million and capital expenditures of $154.5 million, partially offset by proceeds from the repayment of subordinated promissory note receivable of $121.4 million. Net cash used in investing activities of $823.9 million for the nine months ended September 30, 2017 was primarily related to prior year acquisitions, including escrow payments, of $705.2 million and capital expenditures of $113.8 million. The $40.7 million increase in capital expenditures for the for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily related to the purchase of aircraft, sensors, and software development for our aerial imagery business.
Financing Activities
Net cash used in financing activities of $648.5 million for the nine months ended September 30, 2018 was primarily driven by net debt repayments on our Credit Facility of $430.0 million and repurchases of common stock of $282.2 million, partially offset by proceeds from stock option exercises of $74.7 million. Net cash provided by financing activities of $234.3 million for the nine months ended September 30, 2017 was primarily related to borrowings, net of payments, from our Credit Facility of $495.0 million and proceeds from stock options exercises of $26.0 million, partially offset by repurchases of common stock of $276.2 million.
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
Effective January 1, 2018, we adopted the requirements of Topic 606 using the modified retrospective method. The related critical accounting policies and disclosures were presented in Part I Item 1. Note 2 and Note 3 to our condensed consolidated financial statements for the three and nine months ended September 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at September 30, 2018 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 20, 2018.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 15 to our condensed consolidated financial statements for the nine months ended September 30, 2018 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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
Issuer Purchases of Equity Securities
As of September 30, 2018, we had $584.0 million available to repurchase shares, which included the authorization of $500.0 million approved on May 16, 2018. These authorizations have no expiration dates and may be suspended or terminated at any time. On September 14, 2018, the Company entered into an Accelerated Share Repurchase ("ASR") agreement to repurchase shares of its common stock for an aggregate purchase price of $50.0 million. The ASR will be effective October 1, 2018. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $2,716.0 million. Our share repurchases for the quarter ended September 30, 2018 are set forth below:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
				(in millions)
July 1, 2018 through July 31, 2018	371,609	$107.64	371,609	$645.8
August 1, 2018 through August 31, 2018	135,436	$118.88	135,436	$629.7
September 1, 2018 through September 30, 2018	355,912	$128.40	355,912	$584.0
	862,957		862,957

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: October 30, 2018	By:	/s/ Lee M. Shavel
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