Form 10-Q
period 2019-03-31
Verisk Analytics, Inc.
filed 2019-04-30
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

As of April 26, 2019, there were 163,665,652 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2019 and December 31, 2018

	2019	2018

	(in millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$179.5	$139.5
Accounts receivable, net of allowance for doubtful accounts of $6.5 and $5.7, respectively	438.6	356.4
Prepaid expenses	59.8	63.9
Income taxes receivable	6.0	34.0
Other current assets	51.0	50.7
Total current assets	734.9	644.5
Noncurrent assets:
Fixed assets, net	557.7	555.9
Operating lease right-of-use assets, net	239.6	—
Intangible assets, net	1,249.0	1,227.8
Goodwill, net	3,431.7	3,361.5
Deferred income tax assets	11.4	11.1
Other assets	116.8	99.5
Total assets	$6,341.1	$5,900.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$236.3	$263.5
Short-term debt and current portion of long-term debt	180.5	672.8
Deferred revenues	602.1	383.1
Operating lease liabilities	37.0	—
Income taxes payable	2.5	5.2
Total current liabilities	1,058.4	1,324.6
Noncurrent liabilities:
Long-term debt	2,443.3	2,050.5
Deferred income tax liabilities	354.2	350.6
Operating lease liabilities	230.5	—
Other liabilities	84.2	104.0
Total liabilities	4,170.6	3,829.7
Commitments and contingencies
Stockholders’ equity:
Verisk common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued and 163,652,594 and 163,970,410 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,301.9	2,283.0
Treasury stock, at cost, 380,350,444 and 380,032,628 shares, respectively	(3,635.2)	(3,563.2)
Retained earnings	4,036.0	3,942.6
Accumulated other comprehensive losses	(532.3)	(591.9)
Total stockholders’ equity	2,170.5	2,070.6
Total liabilities and stockholders’ equity	$6,341.1	$5,900.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018

	(in millions, except for share and per share data)
Revenues	$625.0	$581.2
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	231.4	221.2
Selling, general and administrative	111.4	91.8
Depreciation and amortization of fixed assets	46.6	40.5
Amortization of intangible assets	33.2	33.2
Total operating expenses	422.6	386.7
Operating income	202.4	194.5
Other income (expense):
Investment income and others, net	(0.4)	0.6
Interest expense	(31.9)	(32.8)
Total other expense, net	(32.3)	(32.2)
Income before income taxes	170.1	162.3
Provision for income taxes	(35.7)	(29.3)
Net income	$134.4	$133.0
Basic net income per share	$0.82	$0.81
Diluted net income per share	$0.81	$0.79
Weighted average shares outstanding:
Basic	163,528,343	165,043,047
Diluted	166,544,945	168,992,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2019	2018

	(in millions)
Net income	$134.4	$133.0
Other comprehensive income, net of tax:
Foreign currency translation adjustment	58.5	102.7
Pension and postretirement liability adjustment	1.1	1.0
Total other comprehensive income	59.6	103.7
Comprehensive income	$194.0	$236.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Three Months Ended March 31, 2019 and March 31, 2018

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

	(in millions, except for share data)
Balance, January 1, 2019	544,003,038	$0.1	$2,283.0	$(3,563.2)	$3,942.6	$(591.9)	$2,070.6
Net income	—	—	—	—	134.4	—	134.4
Common stock dividend ($0.25 per share declared)	—	—	—	—	(41.0)	—	(41.0)
Other comprehensive income	—	—	—	—	—	59.6	59.6
Treasury stock acquired (636,590 shares)	—	—	—	(75.0)	—	—	(75.0)
Stock options exercised (307,270 shares reissued from treasury stock)	—	—	8.7	2.9	—	—	11.6
Stock-based compensation	—	—	9.2	—	—	—	9.2
Other stock issuances (11,504 shares reissued from treasury stock)	—	—	1.0	0.1	—	—	1.1
Balance, March 31, 2019	544,003,038	$0.1	$2,301.9	$(3,635.2)	$4,036.0	$(532.3)	$2,170.5

Balance, January 1, 2018	544,003,038	$0.1	$2,180.1	$(3,150.5)	$3,308.0	$(412.3)	$1,925.4
Adjustments to opening retained earnings related to Topic 606 and ASU 2016-01	—	—	—	—	35.9	(0.7)	35.2
Net income	—	—	—	—	133.0	—	133.0
Other comprehensive income	—	—	—	—	—	103.7	103.7
Treasury stock acquired (382,508 shares)	—	—	—	(39.8)	—	—	(39.8)
Stock options exercised (592,968 shares reissued from treasury stock)	—	—	12.4	4.9	—	—	17.3
Stock-based compensation	—	—	8.8	—	—	—	8.8
Other stock issuances (10,379 shares reissued from treasury stock)	—	—	0.6	0.1	—	—	0.7
Balance, March 31, 2018	544,003,038	$0.1	$2,201.9	$(3,185.3)	$3,476.9	$(309.3)	$2,184.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Three Months Ended March 31, 2019 and 2018

	2019	2018

	(in millions)
Cash flows from operating activities:
Net income	$134.4	$133.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	46.6	40.5
Amortization of intangible assets	33.2	33.2
Amortization of debt issuance costs and original issue discount	0.9	1.0
Provision for doubtful accounts	1.2	1.5
Stock based compensation	9.2	8.8
Realized loss on available-for-sale securities, net	(0.4)	—
Deferred income taxes	3.3	(0.6)

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(81.6)	(74.7)
Prepaid expenses and other assets	6.6	(6.9)
Income taxes	25.3	24.4
Accounts payable and accrued liabilities	(29.9)	(3.0)
Deferred revenues	217.7	199.1
Other liabilities	(0.4)	(29.3)
Net cash provided by operating activities	366.1	327.0
Cash flows from investing activities:
Acquisitions, net of cash acquired of $3.7 and $2.3, respectively	(69.1)	(21.8)
Escrow funding associated with acquisitions	—	(0.4)
Capital expenditures	(45.2)	(43.2)
Purchases of available-for-sale securities	(0.1)	(0.1)
Proceeds from sales and maturities of available-for-sale securities	0.1	0.1
Other investing activities, net	(6.0)	(3.1)
Net cash used in investing activities	(120.3)	(68.5)
Cash flows from financing activities:
Repayments of short-term debt, net	(245.0)	(235.0)
Repayments of current portion of long-term debt, net	(250.0)	—
Proceeds from issuance of long-term debt, net of original issue discount	397.9	—
Payment of debt issuance costs	(2.9)	—
Repurchases of common stock	(75.0)	(36.2)
Proceeds from stock options exercised	11.6	17.5
Dividends paid	(40.9)	—
Other financing activities, net	(2.1)	(0.5)
Net cash used in financing activities	(206.4)	(254.2)
Effect of exchange rate changes	0.6	3.2
Increase in cash and cash equivalents	40.0	7.5
Cash and cash equivalents, beginning of period	139.5	142.3
Cash and cash equivalents, end of period	$179.5	$149.8
Supplemental disclosures:
Income taxes paid	$7.5	$5.1
Interest paid	$15.3	$19.3
Noncash investing and financing activities:
Repurchases of common stock included in accounts payable and accrued liabilities	$—	$3.6
Deferred tax (asset) liability established on date of acquisition	$(0.1)	$1.6
Right-of-use assets obtained in exchange for new operating lease liabilities	$247.6	$—
Finance lease obligations	$1.7	$7.7
Debt issuance costs included in accounts payable and accrued liabilities	$1.0	$—
Fixed assets included in accounts payable and accrued liabilities	$0.7	$1.0
Dividend included in other liabilities	$0.1	$—

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
The condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. Other than adopting Accounting Standard Codification ("ASC") 842, Leases ("ASC 842") and Regulatory Identifier Number ("RIN") 3235-AL82, Disclosure Update and Simplification issued by the Securities and Exchange Commission (“SEC”) as of January 1, 2019, the condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2019 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. The Company believes the disclosures made are adequate to keep the information presented from being misleading.
(a) Leases
In February 2016, the Financial Accounting Standards Board ("FASB") established ASC 842 which focused on increasing transparency and comparability related to leases among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The core principle of ASC 842 is that a lessee should recognize the assets and liabilities that arise from leases. This concept requires a lessee to recognize on the balance sheet an ROU asset representing the lessee’s right to use the underlying asset over the duration of the lease term and a liability to make lease payments. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure leases existing at, or entered into after the adoption date using a modified retrospective approach, with certain practical expedients available.
The Company adopted ASC 842 on January 1, 2019 using the modified retrospective approach and elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC 840 to all leases that existed prior to the transition date. As a result, the Company did not reassess 1) whether existing or expired contracts contain leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. The Company did not elect the practical expedient to use hindsight in determining a lease term and impairment of the ROU assets at the adoption date. The Company did not separate lease components from non-lease components for the specified asset classes. The election applies to all operating leases where fixed rent payments incorporate common area maintenance. For leases where the election does not apply, the common area maintenance is billed by the landlord separately. Additionally, the Company did not apply the recognition requirements under ASC 842 to short-term leases, generally defined as lease term of less than one year.
The Company has operating and finance leases for corporate offices, data centers, and certain equipment. The leases have remaining lease terms ranging from one year to fourteen years, some of which include the options to extend the leases for up to twenty years, and some of which include the options to terminate the leases within one year. As of March 31, 2019, extension and termination options have not been considered in the calculation of the ROU assets and lease liabilities as the Company determined it was not reasonably certain that it will exercise those options.
The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease. A ROU asset represents the Company’s right to use an underlying asset for the lease term and the lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. The incremental borrowing rate was calculated by using the Company's credit rating on its publicly traded U.S. unsecured bonds and estimating an appropriate credit rating for similar secured debt instruments. The Company's calculated credit rating on secured debt instruments determined the yield curve used. The Company calculated an implied spread and applied the spreads to the risk-free interest rates, based on the yield of the U.S. Treasury zero coupon securities with a maturity equal to the remaining lease term, in determining the borrowing rates for all operating leases. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Lease expense for lease payments are recognized on a straight-line basis over the lease term. Operating lease transactions are included in "Operating lease right-of-use assets, net", and "Operating lease liabilities", current and noncurrent, within the accompanying condensed consolidated balance sheets. Finance leases are included in property and equipment under "Fixed assets, net", "Short-term debt and current portion of long-term debt", and "Long-term debt" within the accompanying condensed consolidated balance sheets.
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
Disaggregated revenues by type of service and by country are provided below for the three months ended March 31, 2019 and 2018. No individual country outside of the U.S. accounted for 10.0% or more of the Company's consolidated revenues for the three months ended March 31, 2019 or 2018.

	Three Months Ended March 31,
	2019	2018
Insurance:
Underwriting & rating	$303.5	$280.6
Claims	147.7	132.0
Total Insurance	451.2	412.6
Energy and Specialized Markets	130.8	125.5
Financial Services	43.0	43.1
Total revenues	$625.0	$581.2

	Three Months Ended March 31,
	2019	2018
Revenues:
U.S.	$480.6	$449.5
U.K.	44.2	35.0
Other countries	100.2	96.7
Total revenues	$625.0	$581.2
Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of March 31, 2019 and December 31, 2018, the Company had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (an amount of consideration is due) from the customer. As of March 31, 2019 and December 31, 2018, the Company had contract liabilities of $607.7 million and $385.1 million, respectively. The $222.6 million increase in contract liabilities from December 31, 2018 to March 31, 2019 was primarily due to billings of $314.5 million that were paid in advance, partially offset by $91.9 million of revenue recognized in the three months ended March 31, 2019. Contract liabilities are included in "Deferred revenues" and "Other liabilities" in the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018.
The Company’s most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Revenues expected to be recognized in the future related to performance obligations, included within our deferred revenue and other liabilities, that are unsatisfied at March 31, 2019 are $607.7 million. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99.0% of the balance at March 31, 2019.
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

The following table summarizes fair value measurements by level for registered investment companies that were measured at fair value on a recurring basis:

Quoted Prices in Active Markets for Identical Assets (Level 1)
March 31, 2019
Registered investment companies (1)	$3.7
December 31, 2018
Registered investment companies (1)	$3.3
_______________

(1)	Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has elected not to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost less unamortized discount and debt issuance costs. The Company assesses the fair value of these financial instruments based on an estimate of interest rates available to the Company for financial instruments with similar features, the Company’s current credit rating and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of these financial instruments as of March 31, 2019 and December 31, 2018, respectively:

		2019		2018
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instruments not carried at fair value:
Long-term debt excluding finance lease liabilities	Level 2	$2,425.9	$2,565.8	$2,031.0	$2,347.4
The Company received a 10.0% non-participating interest in VCVH Holdings LLC in 2016 with the sale of the Company's healthcare business.  As of March 31, 2019 and December 31, 2018, the balance of this investment was $8.4 million and accounted for as a cost based investment under ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"), because the interest is currently non-participating, and the Company does not have the ability to exercise significant influence over the investees’ operating and financial policies. As of March 31, 2019 and December 31, 2018, the Company also had an investment in a limited partnership of $11.0 million and $5.9 million, respectively, accounted for in accordance with ASC 323-10-25 as an equity method investment.
5. Leases:
The following table presents the cumulative effect of the changes made to the condensed consolidated balance sheet as of January 1, 2019 as a result of the adoption of ASC 842:

	December 31, 2018	Adjustments due to ASC 842	January 1, 2019
Prepaid expenses	$63.9	$(0.2)	$63.7
Operating lease right-of-use assets, net	$—	$247.8	$247.8
Accounts payable and accrued liabilities	$263.5	$(2.0)	$261.5
Operating lease liabilities, current	$—	$39.5	$39.5
Operating lease liabilities, noncurrent	$—	$236.4	$236.4
Other liabilities	$104.0	$(26.3)	$77.7
The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, ROU assets obtained, weighted-average remaining lease terms, and weighted-average discount rates for finance and operating leases for the three months ended March 31, 2019.

For the Three Months Ended March 31,
2019
Lease cost:
Operating lease cost (1)	$12.1
Finance lease cost
Depreciation of finance lease assets (2)	2.8
Interest on finance lease liabilities (3)	0.4
Total lease cost	$15.3

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(12.5)
Operating cash outflows from finance leases	$(0.4)
Financing cash outflows from finance leases	$(2.1)
Weighted-average remaining lease term - operating leases	9.7 years
Weighted-average remaining lease term - finance leases	2.8 years
Weighted-average discount rate - operating leases	3.9%
Weighted-average discount rate - finance leases	4.4%
_______________
(1) Included in "Cost of revenues" and "Selling, general and administrative" expenses in the accompanying condensed consolidated statements of operations
(2) Included in "Depreciation and amortization of fixed assets" in the accompanying condensed consolidated statements of operations
(3) Included in "Interest expense" in the accompanying condensed consolidated statements of operations
The ROU assets and lease liabilities for finance leases were $28.5 million and $27.9 million, respectively, as of March 31, 2019. The ROU assets for finance leases were included in "Fixed assets, net" in the accompanying condensed consolidated balance sheets. The lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in the accompanying condensed consolidated balance sheets (see Note 9 Debt).
Maturities of lease liabilities for the remainder of 2019 and the years through 2025 and thereafter are as follows:

	March 31, 2019
Years Ending	Operating Leases	Finance Leases
2019	$34.5	$9.3
2020	47.3	9.9
2021	37.4	8.0
2022	34.0	2.5
2023	29.1	—
2024	19.7	—
2025 and thereafter	128.0	—
Total lease payments	330.0	29.7
Less amount representing interest	(62.5)	(1.8)
Present value of total lease payments	$267.5	$27.9

6. Acquisitions:
2019 Acquisition

On March 29, 2019, the Company entered into a partnership agreement with an enterprise application software provider to acquire their Content as a Service (“CaaS”) business, which included the Environmental Health and Safety Regulatory Content and Environmental Health and Safety Regulatory Documentation teams and data assets, for a net cash purchase price of $69.1 million. The CaaS business has become part of the Company's Energy and Specialized Markets segment. This transaction strengthened the Company’s environmental health and safety services business and extended its global customer footprint and European operations. The preliminary purchase price allocation of the CaaS business resulted in the following:

CaaS
Cash and cash equivalents	$3.7
Other current assets	3.0
Fixed assets	0.1
Intangible assets	34.4
Goodwill	32.8
Deferred income taxes, net	0.1
Total assets acquired	74.1
Current liabilities	(1.3)
Net assets acquired	72.8
Cash acquired	(3.7)
Net cash purchase price	$69.1
The preliminary amounts assigned to intangible assets by type for the CaaS business are summarized in the table below:

	Weighted Average Useful Life	Total
Technology-based	7 years	$4.0
Marketing-related	3 years	0.3
Customer-related	12 years	15.5
Database-related	10 years	14.6
Total intangible assets		$34.4
The preliminary allocations of the purchase price for the 2018 and 2019 acquisitions with less than a year ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on the condensed consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to operating leases, income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon the Company's valuation model and historical experiences with entities with similar business characteristics.
For the three months ended March 31, 2019, the Company finalized the purchase accounting for the acquisitions of Marketview Limited and Business Insight Limited during the measurement periods in accordance with ASC 805, Business Combinations. The impact of finalization of the purchase accounting associated with these acquisitions was not material to the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018.
For the three months ended March 31, 2019 and 2018, the Company incurred transaction costs of $0.9 million and $0.7 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in the accompanying condensed consolidated statements of operations. For the 2019 acquisition, the goodwill of $2.9 million associated with the stock purchase of the CaaS business is not deductible for tax purposes.

The 2019 acquisition was immaterial to the Company's condensed consolidated financial statements for the three months ended March 31, 2019 and 2018, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.
Acquisition Escrows and Related Liabilities
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At March 31, 2019 and December 31, 2018, the current portion of the escrows amounted to $31.3 million and $31.2 million, and the noncurrent portion of the escrows amounted to $8.9 million and $8.7 million, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and "Other assets" in the accompanying condensed consolidated balance sheets, respectively.

The acquisitions of Emergent Network Intelligence Limited, Healix International Holdings Limited, Rebmark Legal Solutions Limited, PowerAdvocate, Inc. and Validus-IVC Limited include acquisition related contingencies, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue and EBITDA earn-out targets for exceptional performance. The Company believes that the liabilities recorded as of March 31, 2019 and December 31, 2018 reflect the best estimate of acquisition related contingent payments. The associated current liabilities for these acquisitions of $21.0 million and $12.7 million have been included in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. The associated noncurrent liabilities for these acquisitions of $30.6 million and $28.3 million have been included in “Other liabilities” in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.
7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2018 through March 31, 2019, both in total and as allocated to the Company’s operating segments:

	Insurance	Energy and Specialized Markets	Financial Services	Total
Goodwill, net at December 31, 2018 (1)	$833.8	$2,054.7	$473.0	$3,361.5
Current period acquisitions	—	32.8	—	32.8
Purchase accounting reclassification	(0.1)	—	(0.1)	(0.2)
Foreign currency translation	7.3	30.2	0.1	37.6
Goodwill, net at March 31, 2019 (1)	$841.0	$2,117.7	$473.0	$3,431.7
_______________

(1)	These balances are net of accumulated impairment charges of $3.2 million that occurred prior to December 31, 2018.
Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2018, and concluded that there was no impairment of goodwill. There were no triggering events for the three months ended March 31, 2019 that would impact the results of the impairment test performed as of June 30, 2018.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
March 31, 2019
Technology-based	8 years	$446.7	$(266.4)	$180.3
Marketing-related	16 years	260.8	(82.2)	178.6
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	741.1	(238.9)	502.2
Database-related	19 years	474.6	(86.7)	387.9
Total intangible assets		$1,928.2	$(679.2)	$1,249.0
December 31, 2018
Technology-based	8 years	$438.8	$(255.5)	$183.3
Marketing-related	16 years	255.8	(77.2)	178.6
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	718.2	(223.9)	494.3
Database-related	19 years	450.5	(78.9)	371.6
Total intangible assets		$1,868.3	$(640.5)	$1,227.8
Amortization expense related to intangible assets for the three months ended March 31, 2019 and 2018 was $33.2 million. Estimated amortization expense for the remainder of 2019 and the years through 2023 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2019	$102.6
2020	134.6
2021	124.2
2022	112.6
2023	100.0
2024 and thereafter	675.0
$1,249.0
8. Income Taxes:
The Company’s effective tax rate for the three months ended March 31, 2019 was 21.0% compared to the effective tax rate for the three months ended March 31, 2018 of 18.0%. The effective tax rate for the three months ended March 31, 2019 is higher than the effective tax rate for the three months ended March 31, 2018 primarily due to the impact of lower tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and the Company’s effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local income taxes.

9. Debt:
The following table presents short-term and long-term debt by issuance as of March 31, 2019 and December 31, 2018:

	Issuance Date	Maturity Date	2019	2018
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$170.0	$415.0
Senior notes:
4.875% senior notes	12/8/2011	1/15/2019	—	250.0
Finance lease liabilities (1)	Various	Various	10.5	7.8
Short-term debt and current portion of long-term debt			180.5	672.8
Long-term debt:
Senior notes:
4.125% senior notes, less unamortized discount and debt issuance costs of $6.0 and $0.0, respectively	03/06/2019	03/15/2029	394.0	—
4.000% senior notes, less unamortized discount and debt issuance costs of $7.7 and $7.9, respectively	05/15/2015	06/15/2025	892.3	892.1
5.500% senior notes, less unamortized discount and debt issuance costs of $4.6 and $4.7, respectively	05/15/2015	06/15/2045	345.4	345.3
4.125% senior notes, less unamortized discount and debt issuance costs of $2.1 and $2.3, respectively	09/12/2012	09/12/2022	347.9	347.7
5.800% senior notes, less unamortized discount and debt issuance costs of $1.1 and $1.2, respectively	04/06/2011	05/01/2021	448.9	448.8
Finance lease liabilities (1)	Various	Various	17.4	19.5
Syndicated revolving credit facility debt issuance costs	Various	Various	(2.6)	(2.9)
Long-term debt			2,443.3	2,050.5
Total debt			$2,623.8	$2,723.3
_______________
(1) Refer to Note 5 Leases
On January 15, 2019, the Company utilized borrowings from its committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility") and cash from operations to repay the 4.875% senior notes in full in an amount of $250.0 million.
On March 6, 2019, the Company completed an issuance of $400.0 million aggregate principal amount of 4.125% senior notes due 2029 (the "2029 notes"). The 2029 notes mature on March 15, 2029 and accrue interest at a fixed rate of 4.125% per annum. Interest is payable semiannually on the 2029 notes on March 15th and September 15th of each year, beginning on September 15, 2019. The 2029 notes were issued at a discount of $2.1 million and the Company incurred debt issuance costs of $3.9 million. The original issue discount and debt issuance costs were recorded in "Long-term debt" in the accompanying condensed consolidated balance sheets and these costs will be amortized to "Interest expense" in the accompanying consolidated statements of operations over the life of the 2029 notes. The net proceeds from the issuance of the 2029 notes were utilized to partially repay the Credit Facility and for general corporate purposes. The indenture governing the 2029 notes restricts the Company's ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of the Company's assets, or merge with or into, any other person or entity. As of March 31, 2019 and December 31, 2018, the Company had senior notes with an aggregate principal amount of $2,450.0 million and $2,300.0 million outstanding, respectively, and was in compliance with their financial and other debt covenants.

As of March 31, 2019, the Company had a borrowing capacity of $1,500.0 million under the Credit Facility with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of other banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the "Repurchase Program"). As of March 31, 2019, the Company was in compliance with all financial and other debt covenants under the Credit Facility. As of March 31, 2019 and December 31, 2018, the available capacity under the Credit Facility was $1,324.6 million and $1,078.9 million, net of the letters of credit of $5.4 million and $6.1 million, respectively. In April 2019, the Company repaid $70.0 million of outstanding borrowings as of March 31, 2019, under the Credit Facility.
10. Stockholders’ Equity:
The Company's common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of March 31, 2019.
At March 31, 2019 and December 31, 2018, the adjusted closing price of Verisk common stock was $133.00 and $108.83 per share, respectively.
On February 13, 2019, the Company’s Board of Directors approved a cash dividend of $0.25 per share of common stock issued and outstanding to the holders of record as of March 15, 2019.  The cash dividend of $40.9 million was paid on March 29, 2019 and recorded as a reduction to retained earnings.

On April 29, 2019, the Company's Board of Directors approved a cash dividend of $0.25 per share of common stock issued and outstanding, payable on June 28, 2019, to the holders of record as of June 14, 2019. The dividend is recorded, subsequent to March 31, 2019 as a reduction to retained earnings and will be adjusted for actual payments.
Share Repurchase Program
Since May 2010, the Company has authorized repurchases of up to $3,300.0 million of its common stock through its Repurchase Program. The Company has repurchased shares with an aggregate value of $2,947.4 million. The Company repurchased 636,590 shares of common stock with an aggregate value of $75.0 million during the three months ended March 31, 2019. As of March 31, 2019, the Company had $352.6 million available to repurchase shares through its Repurchase Program.
In December 2018, the Company entered into an Accelerated Share Repurchase ("ASR") agreement to repurchase shares of its common stock for an aggregate purchase price of $75.0 million with Morgan Stanley & Co. LLC. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to the Company's common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and was deemed to have a fair value of zero at the effective date. Upon payment of the aggregate purchase price on January 2, 2019, the Company received an aggregate delivery of 636,590 shares of its common stock at a price of $117.82 per share during the three months ended March 31, 2019. The aggregate purchase price was recorded as a reduction to stockholders' equity in the Company's condensed consolidated statements of changes in stockholders' equity for the three months ended March 31, 2019. These 636,590 shares resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").
In March 2019, the Company entered into an additional ASR agreement with Morgan Stanley & Co. LLC to repurchase shares of its common stock for an aggregate purchase price of $50.0 million. Upon payment of the aggregate purchase price on April 1, 2019, the Company received an initial delivery of 300,752 shares of its common stock at a price of $133.00 per share, representing approximately $40.0 million of the aggregate purchase price. Upon the final settlement of the ASR agreement in June 2019, the Company may be entitled to receive additional shares of its common stock or, under certain limited circumstances, be required to deliver shares to the counter-party.
Treasury Stock
As of March 31, 2019, the Company’s treasury stock consisted of 380,350,444 shares of common stock. During the three months ended March 31, 2019, the Company reissued 318,774 shares of common stock from the treasury shares at a weighted average price of $9.54 per share.

Earnings Per Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including vested and nonvested stock options, nonvested restricted stock awards, nonvested restricted stock units, nonvested performance awards, consisting of performance share units (“PSU”), and nonvested deferred stock units, had been issued.
The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Numerator used in basic and diluted EPS:
Net income	$134.4	$133.0
Denominator:
Weighted average number of common shares used in basic EPS	163,528,343	165,043,047
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,016,602	3,949,488
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	166,544,945	168,992,535
The potential shares of common stock that were excluded from diluted EPS were 49,820 and 3,718 for the three months ended March 31, 2019 and 2018, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of March 31, 2019 and December 31, 2018:

	2019	2018
Foreign currency translation adjustment	$(430.0)	$(488.5)
Pension and postretirement adjustment, net of tax	(102.3)	(103.4)
Accumulated other comprehensive losses	$(532.3)	$(591.9)

The before tax and after tax amounts of other comprehensive income for the three months ended March 31, 2019 and 2018 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended March 31, 2019
Foreign currency translation adjustment	$58.5	$—	$58.5
Pension and postretirement adjustment before reclassifications	2.8	(0.7)	2.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.3)	0.3	(1.0)
Pension and postretirement adjustment	1.5	(0.4)	1.1
Total other comprehensive gain	$60.0	$(0.4)	$59.6
For the Three Months Ended March 31, 2018
Foreign currency translation adjustment	$102.7	$—	$102.7
Pension and postretirement adjustment before reclassifications	2.1	(0.5)	1.6
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(0.9)	0.3	(0.6)
Pension and postretirement adjustment	1.2	(0.2)	1.0
Total other comprehensive gain	$103.9	$(0.2)	$103.7
_______________

(1)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12 Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
Equity Compensation Plans
All of the Company’s outstanding stock options and restricted stock awards are covered under the 2013 Incentive Plan or 2009 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of March 31, 2019, there were 5,644,400 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the three months ended March 31, 2019 and 2018 was $11.6 million and $17.5 million, respectively.
The Company granted equity awards to key employees of the Company. The nonqualified stock options have an exercise price equal to the adjusted closing price of the Company’s common stock on the grant date, with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. PSUs vest at the end of a three-year performance period, subject to the recipient’s continued service. Each PSU represents the right to receive one share of Verisk common stock and the ultimate realization is based on the Company’s achievement of certain market performance criteria and may range from 0% to 200% of the recipient’s target levels of 100% established on the grant date.  The fair value of PSUs is determined on the grant date using the Monte Carlo Simulation model. The Company recognizes the expense of the equity awards ratably over the vesting period, which could be up to four years.
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

A summary of the status of the stock options, restricted stock, and PSUs awarded under the 2013 Incentive Plan as of December 31, 2018 and March 31, 2019 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
			(in millions)
Outstanding at December 31, 2018	6,820,046	$67.27	$284.9	533,335	$88.55	42,050	$140.70
Exercised or lapsed	(307,270)	$37.75	$26.8	(3,194)	$100.09	—	$—
Canceled, expired or forfeited	(11,118)	$96.39		(2,079)	$97.71	—	$—
Outstanding at March 31, 2019	6,501,658	$68.61	$418.7	528,062	$88.40	42,050	$140.70
Exercisable at March 31, 2019	4,057,449	$57.38	$306.8
Exercisable at December 31, 2018	4,360,117	$55.94	$231.5
Nonvested at March 31, 2019	2,444,209			528,062		42,050
Expected to vest at March 31, 2019	2,036,319			443,221		81,998	(1)
_______________

(1)	Includes estimated performance achievement
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of Verisk common stock as of the reporting date. Excess tax benefits from exercised stock options were recorded as income tax benefit in the condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 5.77 years and 4.54 years for outstanding and exercisable stock options, respectively, as of March 31, 2019.
On April 1, 2019, the Company granted 835,792 stock options, 149,335 shares of restricted stock and 51,792 PSUs to key employees. The stock options and restricted stock have a graded service vesting period of four years. The PSUs have a three-year performance period, subject to the recipients' continued service.
The Company’s employee stock purchase plan (“ESPP”) offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the three months ended March 31, 2019 and 2018, the Company issued 8,310 and 7,218 shares of common stock at a weighted discounted price of $126.35 and $98.80 for the ESPP, respectively.
As of March 31, 2019, there was $61.0 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.32 years. The total grant date fair value of options vested was $4.4 million and $3.7 million during the three months ended March 31, 2019 and 2018, respectively. The total grant date fair value of restricted stock vested during the three months ended March 31, 2019 and 2018 was $4.7 million and $4.2 million, respectively.
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

	For the Three Months Ended March 31,
	Pension Plan and SERP		Postretirement Plan
	2019	2018	2019	2018
Interest cost	$3.7	$3.6	$—	$0.1
Expected return on plan assets	(6.4)	(7.7)	—	(0.1)
Amortization of net actuarial loss	1.2	0.8	0.1	0.1
Net periodic (benefit) cost	$(1.5)	$(3.3)	$0.1	$0.1
Employer contributions, net	$0.2	$0.2	$(0.3)	$(0.1)
_______________

The expected contributions to the Pension Plan, SERP and Postretirement Plan for the year ending December 31, 2019 are consistent with the amounts previously disclosed as of December 31, 2018.
13. Segment Reporting:
ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise reports financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s President and CEO is identified as the CODM as defined by ASC 280-10. The operating segments of the Company are the following: Insurance, Energy and Specialized Markets, and Financial Services. These three operating segments are also the Company's reportable segments.
Each of the reportable segments, Insurance, Energy and Specialized Markets, and Financial Services has a portion of its revenue from more than one of the three revenue types described within the Company's revenue recognition policy. Below is the overview of the solutions offered within each reportable segment.
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
The three aforementioned operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. In addition, the CODM does not evaluate the financial performance of each segment based on assets. See Note 3. Revenues for information on disaggregated revenues by type of service and by country.
The following table provides the Company’s revenue and EBITDA by reportable segment for the three months ended March 31, 2019 and 2018, and the reconciliation of EBITDA to operating income as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	March 31, 2019				March 31, 2018
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$451.2	$130.8	$43.0	$625.0	$412.6	$125.5	$43.1	$581.2
Expenses:
Cost of revenues (exclusive of items shown separately below)	(150.6)	(56.5)	(24.3)	(231.4)	(138.7)	(55.7)	(26.8)	(221.2)
Selling, general and administrative	(68.4)	(37.6)	(5.4)	(111.4)	(52.4)	(34.1)	(5.3)	(91.8)
Investment income and others, net	0.1	(0.5)	—	(0.4)	2.5	(2.1)	0.2	0.6
EBITDA	232.3	36.2	13.3	281.8	224.0	33.6	11.2	268.8
Depreciation and amortization of fixed assets	(31.9)	(10.3)	(4.4)	(46.6)	(27.4)	(11.0)	(2.1)	(40.5)
Amortization of intangible assets	(6.8)	(20.6)	(5.8)	(33.2)	(5.4)	(21.6)	(6.2)	(33.2)
Less: Investment income and others, net	(0.1)	0.5	—	0.4	(2.5)	2.1	(0.2)	(0.6)
Operating income	$193.5	$5.8	$3.1	202.4	$188.7	$3.1	$2.7	194.5
Investment income and others, net				(0.4)				0.6
Interest expense				(31.9)				(32.8)
Income before income taxes				$170.1				$162.3

Long-lived assets by country are provided below:

	March 31, 2019	December 31, 2018
Long-lived assets:
U.S	$2,537.0	$2,335.8
U.K.	2,662.3	2,595.5
Other countries	406.9	324.5
Total long-lived assets	$5,606.2	$5,255.8
14. Related Parties:
The Company considers its stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of March 31, 2019 and December 31, 2018, the Company had no material transactions with related parties.
15. Commitments and Contingencies:
The Company is a party to legal proceedings with respect to a variety of matters in the ordinary course of business, including the matters described below. With respect to ongoing matters, the Company is unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on the Company’s results of operations, financial position or cash flows. In the case of the 360Value Litigation, this is primarily because the matter is generally in early stages and discovery has not yet commenced. Although the Company believes it has strong defenses and intends to vigorously defend these matters, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows.
Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleges that the Company’s Roof InSight (now known as Geomni Roof), Property InSight product (now known as Geomni Property) and Aerial Sketch product in combination with the Company's Xactimate product infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 8,078,436 (the "436 patent"), 8,170,840 (the "840 patent"), 8,209,152 (the "152 patent"), 8,542,880 (the "880 patent"), 8,818,770 (the "770 patent"), 8,823,732 (the "732 patent"), and 8,825,454 (the "454 patent"). On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 9,129,376 (the "376 patent") and 9,135,737 (the "737 patent") to the lawsuit. The First Amended Complaint seeks an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, including by way of inducement the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 19, 2017, the District Court entered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to the 880 and 732 patents, and certain asserted claims of the 436, 840, 152, 770, 454, 376 and 737 patents (collectively the “Patents in Suit”). Eagle View further reduced the number of asserted claims pertaining to the Patents in Suit to 18 asserted claims. Thereafter, Eagle View dropped the 152 patent and further reduced the number of asserted claims from the six remaining Patents in Suit to 11 asserted claims. Fact discovery and expert discovery are now closed and defendants' summary judgment motions were fully submitted on October 26, 2018. On December 6, 2018, the Court denied Eagle View’s motion for summary judgment that a key prior art reference be excluded. On December 20, 2018, the Court denied the Company’s motion for summary judgment of equitable estoppel. On January 29, 2019, the Court denied the Company’s motion for summary judgment of unpatentability pursuant to Section 101 of the Patent Statute. The Court has ordered the commencement of trial on June 10, 2019. At this time, it is not reasonably possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

360Value Litigation
On December 10, 2018, the Company was served with a First Amended Complaint filed in the United States District Court for the Northern District of California titled Sheahan, et al. v. State Farm General Insurance Co., Inc., et al.  The action is brought by California homeowners, on their own behalf and on behalf of an unspecified putative class of State Farm policyholders whose homes were damaged or lost during the Northern California wildfires of 2017, against State Farm as well as the Company, ISO, and Xactware Solutions, Inc.  Plaintiffs served a Second Amended Complaint on January 6, 2019.  Like the First Amended Complaint, it alleges that defendants through the use of the Company’s 360Value product conspired to under-insure plaintiffs’ homes by issuing undervalued policies and underestimating the costs of rebuilding those homes. Plaintiffs claim that defendants violated federal antitrust law as well as California consumer protection law and common law. Defendants filed their motions to dismiss the Second Amended Complaint on March 8, 2019. At this time, it is not reasonably possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

**************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K, or 2018 10-K, dated and filed with the Securities and Exchange Commission on February 19, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward Looking Statements” in our 2018 10-K.
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
We organize our business in three segments: Insurance, Energy and Specialized Markets, and Financial Services. Our Insurance segment provides underwriting and ratings, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 72% and 71% of our revenues for the three months ended March 31, 2019 and 2018, respectively. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented approximately 21% and 22% of our revenues for the three months ended March 31, 2019 and 2018, respectively. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants. Our Financial Services segment's revenues represented approximately 7% of our revenues for the three months ended March 31, 2019 and 2018.
Executive Summary
Key Performance Metrics
We believe our business' ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year-over-year revenue growth and EBITDA margin as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures (See footnote 1 within the Condensed Consolidated Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations). The nearest equivalent respective GAAP financial measures are net income and net income margin.
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
Approximately 83% and 82% of the revenues in our Insurance segment for the three months ended March 31, 2019 and 2018, respectively, were derived from hosted subscriptions with long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 78% and 80% of the revenues in our Energy and Specialized Markets segment for the three months ended March 31, 2019 and 2018, respectively, were derived from hosted subscriptions with long-term agreements for our solutions. Our customers in this segment include most of the top 10 global energy providers around the world. Approximately 75% of the revenues in our Financial Services segment for the three months ended March 31, 2019 and 2018, respectively, were derived from subscriptions with long-term agreements for our solutions. Our customers in this segment include all of the top 30 credit card issuers in North America, the United Kingdom, and Australia.
We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For each of the three months ended March 31, 2019 and 2018, approximately 19% of our revenues were derived from providing transactional recurring and non-recurring solutions.
Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 58% and 59% of our total operating expenses for the three months ended March 31, 2019 and 2018, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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

Condensed Consolidated Results of Operations

	Three Months Ended March 31,		Percentage Change
	2019	2018

	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$451.2	$412.6	9.3%
Energy and Specialized Markets	130.8	125.5	4.2%
Financial Services	43.0	43.1	(0.1)%
Revenues	625.0	581.2	7.5%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	231.4	221.2	4.6%
Selling, general and administrative	111.4	91.8	21.3%
Depreciation and amortization of fixed assets	46.6	40.5	15.0%
Amortization of intangible assets	33.2	33.2	(0.1)%
Total operating expenses	422.6	386.7	9.3%
Operating income	202.4	194.5	4.1%
Other income (expense):
Investment income and others, net	(0.4)	0.6	(164.4)%
Interest expense	(31.9)	(32.8)	(2.7)%
Total other expense, net	(32.3)	(32.2)	0.4%
Income before income taxes	170.1	162.3	4.8%
Provision for income taxes	(35.7)	(29.3)	22.0%
Net Income	$134.4	$133.0	1.0%
Basic net income per share:	$0.82	$0.81	1.2%
Diluted net income per share:	$0.81	$0.79	2.5%
Weighted average shares outstanding:
Basic	163,528,343	165,043,047	(0.9)%
Diluted	166,544,945	168,992,535	(1.4)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Insurance EBITDA	$232.3	$224.0	3.7%
Energy and Specialized Markets EBITDA	36.2	33.6	7.9%
Financial Services EBITDA	13.3	11.2	18.4%
EBITDA	$281.8	$268.8	4.8%
The following is a reconciliation of net income to EBITDA:
Net income	$134.4	$133.0	1.0%
Depreciation and amortization of fixed assets and intangible assets	79.8	73.7	8.2%
Interest expense	31.9	32.8	(2.7)%
Provision for income taxes	35.7	29.3	22.0%
EBITDA	$281.8	$268.8	4.8%

(1)
EBITDA is a financial measure that management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to EBITDA margin, which is computed as EBITDA divided by revenues. See Note 13 of our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our operating income, net income or cash flows from operating activities reported under GAAP. Management uses EBITDA in conjunction with GAAP operating performance measures as part of its overall assessment of company performance. Some of these limitations are:

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
Consolidated Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenues
Revenues were $625.0 million for the three months ended March 31, 2019 compared to $581.2 million for the three months ended March 31, 2018, an increase of $43.8 million or 7.5%. Excluding revenues of $9.6 million from Business Insight, Validus, and Rulebook, our recent acquisitions within the Insurance segment, and the CAAS business, our recent acquisition within the Energy and Specialized Markets segment, all collectively referred to as our recent acquisitions, our consolidated revenue increased $34.2 million or 5.9%. Revenues within our Insurance segment, excluding our recent acquisitions named above, increased $29.0 million or 7.0%. Revenues within our Energy and Specialized Markets segment increased $5.3 million or 4.2%. Revenues within our Financial Services segment decreased $0.1 million or 0.1%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	Three Months Ended March 31,		Percentage change	Percentage change excluding recent acquisitions
	2019	2018

	(in millions)
Insurance	$451.2	$412.6	9.3%	7.0%
Energy and Specialized Markets	130.8	125.5	4.2%	4.2%
Financial Services	43.0	43.1	(0.1)%	(0.1)%
Total Revenues	$625.0	$581.2	7.5%	5.9%
Cost of Revenues
Cost of revenues was $231.4 million for the three months ended March 31, 2019 compared to $221.2 million for the three months ended March 31, 2018, an increase of $10.2 million or 4.6%. Our recent acquisitions and acquisition-related costs (earn-out) accounted for an increase of $0.1 million in cost of revenues, which was primarily related to salaries and employee benefits of $3.4 million, offset by a reduction of $3.3 million in acquisition-related costs (earn-out). Excluding the impacts of our recent acquisitions and acquisition-related costs (earn-out), our cost of revenues increased $10.1 million or 4.6%. The increase was primarily due to increases in salaries and employee benefits of $8.8 million, information technology expenses of $2.3 million, and data costs of $0.1 million. The increase in salaries and employee benefits of $8.8 million included a reduction in our pension benefit of $1.4 million, primarily due to the decline in market value of our pension investments in late 2018. These increases were partially offset by decreases in rent and facilities expenses of $0.3 million, and other operating expenses of $0.8 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $111.4 million for the three months ended March 31, 2019 compared to $91.8 million for the three months ended March 31, 2018, an increase of $19.6 million or 21.3%. Our recent acquisitions, and acquisition-related costs (earn-out) accounted for an increase of $12.7 million in SGA, which was primarily related to salaries and employee benefits of $3.2 million and acquisition-related costs (earn-out) of $9.5 million. Excluding costs associated with our recent acquisitions and acquisition-related costs (earn-out), our SGA increased $6.9 million or 7.5%. The increase was primarily due to increases in salaries and employee benefits of $4.8 million, information technology expenses of $1.2 million, and professional consulting costs of $1.0 million. The increase in salaries and employee benefits of $4.8 million included a reduction in our pension benefit of $0.3 million, primarily due to the decline in market value of our pension investments in late 2018. These increases were partially offset by a decrease in other general expenses of $0.1 million.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $46.6 million for the three months ended March 31, 2019 compared to $40.5 million for the three months ended March 31, 2018, an increase of $6.1 million or 15.0%. The increase in depreciation and amortization of fixed assets related to the increased capital expenditures.
Amortization of Intangible Assets
Amortization of intangible assets was $33.2 million for the three months ended March 31, 2019 and for the three months ended March 31, 2018. The amortization of intangible assets incurred in connection to our recent acquisitions was offset with the intangible assets that were fully amortized for the three months ended March 31, 2019.
Investment Income and Others, net
Investment income and others, net was a loss of $0.4 million for the three months ended March 31, 2019, compared to a gain of $0.6 million for the three months ended March 31, 2018. The decrease of $1.0 million was primarily due to interest income of $3.0 million generated from the subordinated promissory note receivable for the three months ended March 31, 2018, partially offset by a period over period decrease in our net loss on foreign currencies of $2.0 million.
Interest Expense
Interest expense was $31.9 million for the three months ended March 31, 2019, compared to $32.8 million for the three months ended March 31, 2018, a decrease of $0.9 million or 2.7%. The decrease was due to our higher average outstanding borrowings for the three months ended March 31, 2018 related to the Credit Facility. These higher average outstanding borrowings in 2018 were primarily associated with the funding of the acquisitions of G2, LCI and Sequel, which occurred in August of 2017, and PowerAdvocate, which occurred in December of 2017, as well as borrowings used to fund our share repurchase program. We further repaid our 4.875% senior notes in January 2019, which also contributed to a lower interest expense.
Provision for Income Taxes
The provision for income taxes was $35.7 million for the three months ended March 31, 2019 compared to $29.3 million for the three months ended March 31, 2018, an increase of $6.4 million or 22.0%. The effective tax rate was 21.0% for the three months ended March 31, 2019 compared to 18.0% for the three months ended March 31, 2018. The effective rate for the three months ended March 31, 2019 was higher than the March 31, 2018 effective tax rate primarily due to the impact of lower tax benefits from equity compensation in the current period versus the prior period.
Net Income Margin
The net income margin for our consolidated results was 21.5% for the three months ended March 31, 2019 compared to 22.9% for the three months ended March 31, 2018.
EBITDA Margin
The EBITDA margin for our consolidated results was 45.1% for the three months ended March 31, 2019 as compared to 46.3% for the three months ended March 31, 2018. The decrease in EBITDA margin was primarily related to our recent acquisitions and acquisition-related costs (earn-out).

Results of Operations by Segment
Insurance
Revenues
Revenues for our Insurance segment were $451.2 million for the three months ended March 31, 2019 compared to $412.6 million for the three months ended March 31, 2018, an increase of $38.6 million or 9.3%. Excluding revenue of $9.6 million from our recent acquisitions, Insurance revenue increased $29.0 million or 7.0%.
Our revenue by category for the periods presented is set forth below:

	For the Three Months Ended March 31,		Percentage	Percentage change excluding recent acquisitions
	2019	2018	Change

	(in millions)
Underwriting & Rating	$303.5	$280.6	8.2%	6.5%
Claims	147.7	132.0	11.8%	8.0%
Total Insurance	$451.2	$412.6	9.3%	7.0%
Our underwriting & rating revenue increased $22.9 million or 8.2%. Excluding revenues from recent acquisitions of $4.6 million, our underwriting & rating revenue increased $18.3 million or 6.5%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers. In addition, property-specific underwriting solutions and catastrophe modeling services contributed to the growth.
Our claims revenue increased $15.7 million or 11.8%; excluding revenues from recent acquisitions of $5.0 million, our claims revenue increased $10.7 million or 8.0%, primarily due to growth in our repair cost estimating solutions revenue, claims analytics revenue, and our remote imagery solutions revenue.
Cost of Revenues
Cost of revenues for our Insurance segment was $150.6 million for the three months ended March 31, 2019 compared to $138.7 million for the three months ended March 31, 2018, an increase of $11.9 million or 8.6%. Our recent acquisitions within the Insurance segment, represented an increase of $3.4 million in cost of revenues, which was primarily related to salaries and employee benefits. Excluding the impact of our recent acquisitions, our cost of revenues increased $8.5 million or 6.2%. The increase was primarily due to increases in salaries and employee benefits of $7.0 million, information technology expenses of $1.9 million, and other operating expenses of $0.2 million. The increase in salaries and employee benefits of $7.0 million included a reduction in our pension benefit of $1.4 million, primarily due to the decline in market value of our pension investments in late 2018. These increases were partially offset by decreases in rent and facilities expenses of $0.3 million and data costs of $0.3 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Insurance segment were $68.4 million for the three months ended March 31, 2019 compared to $52.4 million for the three months ended March 31, 2018, an increase of $16.0 million or 30.3%. Our recent acquisitions primarily related to salaries and employee benefits, and acquisition-related costs (earn-out) within the Insurance segment accounted for an increase of $2.2 million and $7.4 million, respectively, in SGA. Excluding costs associated with our recent acquisitions and acquisition-related costs (earn-out), SGA increased $6.4 million or 11.9%. The increase was primarily due to increases in salaries and employee benefits of $5.1 million, information technology expenses of $1.0 million, professional consulting costs of $0.1 million, and other general expenses of $0.2 million. The increase in salaries and employee benefits of $5.1 million included a reduction in our pension benefit of $0.3 million, primarily due to the decline in market value of our pension investments in late 2018.
     EBITDA Margin
EBITDA for our Insurance segment was $232.3 million for the three months ended March 31, 2019 compared to $224.0 million for the three months ended March 31, 2018. The EBITDA margin for our Insurance segment was 51.5% for the three months ended March 31, 2019 compared to 54.3% for the three months ended March 31, 2018. The EBITDA margin for the three months ended March 31, 2019 was negatively impacted by the recent acquisitions and acquisition-related costs (earn-out).

Energy and Specialized Markets
Revenues
Revenues for our Energy and Specialized Markets segment were $130.8 million for the three months ended March 31, 2019 compared to $125.5 million for the three months ended March 31, 2018, an increase of $5.3 million or 4.2%. The increase within this segment primarily resulted from an increase in our market and cost intelligence solutions, the continuing end-market improvements in the energy sector, and growth in our environmental health and safety services revenue.
Cost of Revenues
Cost of revenues for our Energy and Specialized Markets segment was $56.5 million for the three months ended March 31, 2019 compared to $55.7 million for the three months ended March 31, 2018, an increase of $0.8 million or 1.4%. Our acquisition-related costs (earn-out) within the Energy and Specialized Markets segment represented a decrease of $0.2 million in cost of revenues. Excluding the impact associated with our acquisition-related costs (earn-out), our cost of revenues increased $1.0 million or 2.0%. The increase was primarily due to increases in salaries and employee benefits costs of $1.4 million, and data costs of $0.3 million. These increases were partially offset by decreases in rent and facilities expenses of $0.2 million, and other operating costs of $0.5 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Energy and Specialized Markets segment were $37.6 million for the three months ended March 31, 2019 compared to $34.1 million for the three months ended March 31, 2018, an increase of $3.5 million or 10.2%. Our recent acquisition primarily related to transaction costs, and acquisition-related costs (earn-out) within the Energy and Specialized Markets segment, represented an increase of $1.0 million and $2.5 million, respectively, in SGA. Excluding the impacts associated with our recent acquisition and acquisition-related costs (earn-out), our SGA remained unchanged.
EBITDA Margin
EBITDA for our Energy and Specialized Markets segment was $36.2 million for the three months ended March 31, 2019 compared to $33.6 million for the three months ended March 31, 2018. The EBITDA margin for our Energy and Specialized Markets segment was 27.7% for the three months ended March 31, 2019 compared to 26.8% for the three months ended March 31, 2018.
Financial Services
Revenues
Revenues for our Financial Services segment were $43.0 million for the three months ended March 31, 2019 compared to $43.1 million for the three months ended March 31, 2018, a decrease of $0.1 million or 0.1%. The slight decrease within this segment was primarily due to the completion of certain enterprise data management solutions in prior year that did not re-occur.
Cost of Revenues
Cost of revenues for our Financial Services segment was $24.3 million for the three months ended March 31, 2019 compared to $26.8 million for the three months ended March 31, 2018, a decrease of $2.5 million or 9.6%. Our acquisition-related costs (earn-out) within the Financial Services segment represented a decrease of $3.1 million in cost of revenues. Excluding the impact associated with our acquisition-related costs (earn-out), our cost of revenues increased $0.6 million or 1.8%.The increase was primarily due to increases in salaries and employee benefits costs of $0.4 million, information technology expenses of $0.4 million, rent and facilities expenses of $0.2 million, and data costs of $0.1 million. These increases were partially offset by a decrease in other operating costs of $0.5 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Financial Services segment were $5.4 million for the three months ended March 31, 2019 compared to $5.3 million for the three months ended March 31, 2018, an increase of $0.1 million or 3.7%. Our acquisition-related costs (earn-out) within the Financial Services segment, represented a decrease of $0.4 million in SGA. Excluding the impact associated with our acquisition-related costs (earn-out), our SGA increased $0.5 million or 13.0%. The increase was primarily due to increases in professional consulting costs of $0.4 million, and information technology expenses of $0.1 million.

EBITDA Margin
EBITDA for our Financial Services segment was $13.3 million for the three months ended March 31, 2019 compared to $11.2 million for the three months ended March 31, 2018. The EBITDA margin for our Financial Services segment was 30.8% for the three months ended March 31, 2019 compared to 26.0% for the three months ended March 31, 2018. The EBITDA margin for the three months ended March 31, 2018 was negatively impacted by the acquisition-related costs (earn-out).
Liquidity and Capital Resources
As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents and available-for-sale securities of $183.2 million and $142.8 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the annual or multi-year subscription period in annual amounts. Most of our subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $1,500.0 million Credit Facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2019 and 2018, we repurchased $75.0 million and $36.2 million of our common stock, respectively.
Financing and Financing Capacity
We had total short-term and long-term debt, excluding capital lease obligations and the original issue discounts and debt issuance costs on our senior notes and credit facility, of $2,620.0 million and $2,715.0 million at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, we were in compliance with our financial and other debt covenants.
As of March 31, 2019, we had a borrowing capacity of $1,500.0 million, of which $1,324.6 million, net of outstanding letters of credit, was available for borrowings under the Credit Facility with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of other banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, and the share repurchase program.
The Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.5 to 1.0. As of March 31, 2019, we were in compliance with all financial and other debt covenants under the Credit Facility. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. As of March 31, 2019 and December 31, 2018, we had outstanding borrowings under the Credit Facility of $170.0 million and $415.0 million, respectively. During the three months ended March 31, 2019, we had borrowings of $275.0 million and repayments of $520.0 million under the Credit Facility. In April 2019, we repaid $70.0 million of our outstanding borrowings as of March 31, 2019, under the Credit Facility.

Cash Flow
The following table summarizes our cash flow data for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Percentage Change
	2019	2018

	(in millions)
Net cash provided by operating activities	$366.1	$327.0	12.0%
Net cash used in investing activities	$(120.3)	$(68.5)	75.6%
Net cash used in financing activities	$(206.4)	$(254.2)	(18.8)%
Operating Activities
Net cash provided by operating activities was $366.1 million for the three months ended March 31, 2019 compared to $327.0 million for the three months ended March 31, 2018. The increase in net cash provided by operating activities was primarily related to an increase in cash receipts from customers driven by an increase in revenues and operating profit and a decrease in interest payments, partially offset by an increase in tax payments.

Investing Activities
Net cash used in investing activities of $120.3 million for the three months ended March 31, 2019 was primarily related to current year acquisitions of $69.1 million and capital expenditures of $45.2 million. Net cash used in investing activities of $68.5 million for the three months ended March 31, 2018 was primarily related to prior year acquisitions, including escrow payments, of $22.2 million and capital expenditures of $43.2 million. The $2.0 million increase in capital expenditures for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily related to capitalized software development costs, partially offset by a decrease in the purchase of aircraft and sensors.
Financing Activities
Net cash used in financing activities of $206.4 million for the three months ended March 31, 2019 was primarily driven by net repayments on our Credit Facility of $245.0 million and on our current portion of long-term debt of $250.0 million, repurchases of common stock of $75.0 million, and dividend payments of $40.9 million, partially offset by proceeds from issuance of long-term debt, net of original issue discount, of $397.9 million, and proceeds from stock option exercises of $11.6 million. Net cash used in financing activities of $254.2 million for the three months ended March 31, 2018 was primarily related to net repayments under our Credit Facility of $235.0 million and repurchases of common stock of $36.2 million, partially offset by proceeds from stock option exercises of $17.5 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 19, 2019 except as noted below.
On March 6, 2019, we completed an issuance of $400.0 million aggregate principal amount of 4.125% senior notes due 2029, or the 2029 notes. The 2029 notes mature on March 15, 2029 and accrue interest at a fixed rate of 4.125% per annum. Interest is payable semiannually on the 2029 notes on March 15th and September 15th of each year, beginning on September 15, 2019. We received net proceeds of $394.0 million after deducting original issue discount and debt issuance costs of $2.1 million and $3.9 million, respectively.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock-based compensation, income taxes and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 19, 2019. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the items noted below.
Effective January 1, 2019, we adopted the requirements of ASC 842 using the modified retrospective method. The related critical accounting policies and disclosures are presented in Part I Item 1. Notes 2 and 5 to our condensed consolidated financial statements for the three months ended March 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at March 31, 2019 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 19, 2019.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 15 to our condensed consolidated financial statements for the three months ended March 31, 2019 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors
There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 19, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program, or Repurchase Program, since May 2010, of up to $3.3 billion. In December 2018, we entered into an Accelerated Share Repurchase, or ASR, agreement to repurchase shares of our common stock for an aggregate purchase price of $75.0 million and was settled in March 2019. Also in March 2019, we entered into an additional ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $50.0 million; this ASR will be settled in June 2019. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determine by us. As of March 31, 2019, we had $352.6 million available to repurchase shares. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $2,947.4 million. Our share repurchases for the quarter ended March 31, 2019 are set forth below:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
				(in millions)
January 1, 2019 through January 31, 2019	550,257	$109.04	550,257	$367.6
February 1, 2019 through February 28, 2019	—	$—	—	$367.6
March 1, 2019 through March 31, 2019	86,333	$117.82	86,333	$352.6
	636,590		636,590

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: April 30, 2019	By:	/s/ Lee M. Shavel
Lee M. Shavel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1
Senior Notes Indenture, dated March 6, 2019, among Verisk Analytics, Inc. and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 6, 2019.

4.2
First Supplemental Indenture, dated March 6, 2019, between Verisk Analytics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated March 6, 2019.

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