Form 10-Q
period 2019-06-30
Verisk Analytics, Inc.
filed 2019-07-30
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Jersey City
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange where registered
Common Stock $.001 par value	VRSK	NASDAQ Global Select Market

As of July 26, 2019, there were 163,506,061 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2019 and December 31, 2018

	2019	2018

	(in millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$153.3	$139.5
Accounts receivable, net of allowance for doubtful accounts of $8.1 and $5.7, respectively	442.6	356.4
Prepaid expenses	62.4	63.9
Income taxes receivable	25.4	34.0
Other current assets	26.6	50.7
Total current assets	710.3	644.5
Noncurrent assets:
Fixed assets, net	566.5	555.9
Operating lease right-of-use assets, net	230.6	—
Intangible assets, net	1,193.9	1,227.8
Goodwill, net	3,400.7	3,361.5
Deferred income tax assets	11.1	11.1
Other assets	120.9	99.5
Total assets	$6,234.0	$5,900.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$236.7	$263.5
Short-term debt and current portion of long-term debt	81.7	672.8
Deferred revenues	559.9	383.1
Operating lease liabilities	38.3	—
Income taxes payable	4.2	5.2
Total current liabilities	920.8	1,324.6
Noncurrent liabilities:
Long-term debt	2,447.2	2,050.5
Deferred income tax liabilities	351.0	350.6
Operating lease liabilities	220.6	—
Other liabilities	83.7	104.0
Total liabilities	4,023.3	3,829.7
Commitments and contingencies
Stockholders’ equity:
Verisk common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued and 163,874,781 and 163,970,410 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,336.9	2,283.0
Treasury stock, at cost, 380,128,257 and 380,032,628 shares, respectively	(3,679.4)	(3,563.2)
Retained earnings	4,145.3	3,942.6
Accumulated other comprehensive losses	(592.2)	(591.9)
Total stockholders’ equity	2,210.7	2,070.6
Total liabilities and stockholders’ equity	$6,234.0	$5,900.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions, except for share and per share data)
Revenues	$652.6	$601.3	$1,277.6	$1,182.5
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	242.7	222.4	474.1	443.6
Selling, general and administrative	112.3	93.0	223.7	184.9
Depreciation and amortization of fixed assets	45.7	41.6	92.2	82.0
Amortization of intangible assets	33.6	32.0	66.9	65.2
Total operating expenses	434.3	389.0	856.9	775.7
Operating income	218.3	212.3	420.7	406.8
Other income (expense):
Investment income and others, net	(0.5)	4.6	(0.9)	5.3
Interest expense	(30.5)	(31.9)	(62.4)	(64.8)
Total other expense, net	(31.0)	(27.3)	(63.3)	(59.5)
Income before income taxes	187.3	185.0	357.4	347.3
Provision for income taxes	(36.9)	(31.5)	(72.6)	(60.8)
Net income	$150.4	$153.5	$284.8	$286.5
Basic net income per share	$0.92	$0.93	$1.74	$1.74
Diluted net income per share	$0.90	$0.91	$1.71	$1.70
Weighted average shares outstanding:
Basic	163,743,835	165,015,642	163,636,089	165,029,345
Diluted	166,697,276	168,651,202	166,621,111	168,821,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Net income	$150.4	$153.5	$284.8	$286.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(60.9)	(165.6)	(2.4)	(62.9)
Pension and postretirement liability adjustment	1.0	0.7	2.1	1.7
Total other comprehensive loss	(59.9)	(164.9)	(0.3)	(61.2)
Comprehensive income (loss)	$90.5	$(11.4)	$284.5	$225.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Three Months Ended June 30, 2019 and 2018

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

	(in millions, except for share data)
Balance, March 31, 2019	544,003,038	$0.1	$2,301.9	$(3,635.2)	$4,036.0	$(532.3)	$2,170.5
Net income	—	—	—	—	150.4	—	150.4
Common stock dividend ($0.25 per share declared)	—	—	—	—	(41.1)	—	(41.1)
Other comprehensive loss	—	—	—	—	—	(59.9)	(59.9)
Treasury stock acquired (361,473 shares)	—	—	—	(50.0)	—	—	(50.0)
Stock options exercised (410,906 shares reissued from treasury stock)	—	—	22.5	4.0	—	—	26.5
Restricted stock lapsed (162,129 shares reissued from treasury stock)	—	—	(1.6)	1.6	—	—	—
Stock based compensation	—	—	18.4	—	—	—	18.4
Net share settlement from restricted stock awards (37,635 shares withheld for tax settlement)	—	—	(5.1)	—	—	—	(5.1)
Other stock issuances (10,625 shares reissued from treasury stock)	—	—	0.8	0.2	—	—	1.0
Balance, June 30, 2019	544,003,038	$0.1	$2,336.9	$(3,679.4)	$4,145.3	$(592.2)	$2,210.7

Balance, March 31, 2018	544,003,038	$0.1	$2,201.9	$(3,185.3)	$3,476.9	$(309.3)	$2,184.3
Net income	—	—	—		153.5	—	153.5
Other comprehensive loss	—	—	—	—		(164.9)	(164.9)
Treasury stock acquired (1,328,658 shares)	—	—	—	(140.6)	—	—	(140.6)
Stock options exercised (776,300 shares reissued from treasury stock)	—	—	26.3	6.7	—	—	33.0
Restricted stock lapsed (166,491 shares reissued from treasury stock)	—	—	(1.4)	1.4	—	—	—
Stock based compensation	—	—	11.0	—	—	—	11.0
Net share settlement from restricted stock awards (33,499 shares withheld for tax settlement)	—	—	(3.5)	—	—	—	(3.5)
Other stock issuances (10,141 shares reissued from treasury stock)	—	—	0.7	0.1	—	—	0.8
Balance, June 30, 2018	544,003,038	$0.1	$2,235.0	$(3,317.7)	$3,630.4	$(474.2)	$2,073.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Six Months Ended June 30, 2019 and 2018

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

	(in millions, except for share data)
Balance, January 1, 2019	544,003,038	$0.1	$2,283.0	$(3,563.2)	$3,942.6	$(591.9)	$2,070.6
Net income	—	—	—	—	284.8	—	284.8
Common stock dividend ($0.50 per share declared)	—	—	—	—	(82.1)	—	(82.1)
Other comprehensive loss	—	—	—	—	—	(0.3)	(0.3)
Treasury stock acquired (998,063 shares)	—	—	—	(125.0)	—	—	(125.0)
Stock options exercised (718,176 shares reissued from treasury stock)	—	—	31.2	6.9	—	—	38.1
Restricted stock lapsed (162,353 shares reissued from treasury stock)	—	—	(1.6)	1.6	—	—	—
Stock-based compensation	—	—	27.6	—	—	—	27.6
Net share settlement from restricted stock awards (37,635 shares withheld for tax settlement)	—	—	(5.1)	—	—	—	(5.1)
Other stock issuances (21,905 shares reissued from treasury stock)	—	—	1.8	0.3	—	—	2.1
Balance, June 30, 2019	544,003,038	$0.1	$2,336.9	$(3,679.4)	$4,145.3	$(592.2)	$2,210.7

Balance, January 1, 2018	544,003,038	$0.1	$2,180.1	$(3,150.5)	$3,308.0	$(412.3)	$1,925.4
Adjustments to opening retained earnings related to Topic 606 and ASU 2016-01	—	—	—	—	35.9	(0.7)	35.2
Net income	—	—	—	—	286.5	—	286.5
Other comprehensive loss	—	—	—	—	—	(61.2)	(61.2)
Treasury stock acquired (1,711,166 shares)	—	—	—	(180.4)	—	—	(180.4)
Stock options exercised (1,369,268 shares reissued from treasury stock)	—	—	38.7	11.6	—	—	50.3
Restricted stock lapsed (167,072 shares reissued from treasury stock)	—	—	(1.4)	1.4	—	—	—
Stock-based compensation	—	—	19.8	—	—	—	19.8
Net share settlement from restricted stock awards (33,499 shares withheld for tax settlement)	—	—	(3.5)	—	—	—	(3.5)
Other stock issuances (19,939 shares reissued from treasury stock)	—	—	1.3	0.2	—	—	1.5
Balance, June 30, 2018	544,003,038	$0.1	$2,235.0	$(3,317.7)	$3,630.4	$(474.2)	$2,073.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Cash flows from operating activities:
Net income	$150.4	$153.5	$284.8	$286.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	45.7	41.6	92.2	82.0
Amortization of intangible assets	33.6	32.0	66.9	65.2
Amortization of debt issuance costs and original issue discount	1.0	1.1	1.9	2.1
Provision for doubtful accounts	2.1	1.3	3.3	2.8
Stock-based compensation	18.4	11.0	27.6	19.8
Realized gain on available-for-sale securities, net	(0.2)	(0.1)	(0.6)	(0.1)
Deferred income taxes	(3.3)	(0.5)	—	(1.1)
Loss on disposal of fixed assets, net	—	0.1	—	0.1

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8.1)	71.9	(89.7)	(2.8)
Prepaid expenses and other assets	9.8	(13.1)	(10.7)	(20.0)
Operating lease right-of-use assets, net	(8.5)	—	18.6	—
Income taxes	(14.1)	(21.2)	11.2	3.2
Accounts payable and accrued liabilities	33.2	4.8	5.8	1.8
Deferred revenues	(50.9)	(75.3)	166.8	123.8
Operating lease liabilities	(9.4)	—	(18.5)	—
Other liabilities	0.6	0.2	6.8	(29.1)
Net cash provided by operating activities	200.3	207.3	566.4	534.2
Cash flows from investing activities:
Acquisitions, net of cash acquired of $0 and $0.8, and $3.7 and $3.1, respectively	—	(39.6)	(69.1)	(61.4)
Escrow funding associated with acquisitions	—	(5.9)	—	(6.3)
Capital expenditures	(46.9)	(56.1)	(92.1)	(99.3)
Purchases of available-for-sale securities	—	—	—	(0.1)
Proceeds from sales and maturities of available-for-sale securities	0.5	0.1	0.6	0.2
Other investing activities, net	(1.4)	—	(7.5)	(3.1)
Net cash used in investing activities	(47.8)	(101.5)	(168.1)	(170.0)
Cash flows from financing activities:
Repayments of short-term debt, net	(100.0)	—	(345.0)	(235.0)
Repayments of current portion of long-term debt	—	—	(250.0)	—
Proceeds from issuance of long-term debt, net of original issue discount	—	—	397.9	—
Payment of debt issuance costs	(1.2)	—	(4.1)	—
Repurchases of common stock	(50.0)	(143.2)	(125.0)	(179.4)
Proceeds from stock options exercised	20.7	29.5	32.3	47.0
Net share settlement from restricted stock awards	(5.1)	(3.5)	(5.1)	(3.5)
Dividends paid	(41.0)	—	(81.9)	—
Other financing activities, net	(3.2)	(5.7)	(5.3)	(6.2)
Net cash used in financing activities	(179.8)	(122.9)	(386.2)	(377.1)
Effect of exchange rate changes	1.1	(0.7)	1.7	2.6
(Decrease) increase in cash and cash equivalents	(26.2)	(17.8)	13.8	(10.3)
Cash and cash equivalents, beginning of period	179.5	149.8	139.5	142.3
Cash and cash equivalents, end of period	$153.3	$132.0	$153.3	$132.0
Supplemental disclosures:
Income taxes paid	$53.9	$52.9	$61.4	$58.0
Interest paid	$45.3	$44.6	$60.6	$63.9
Noncash investing and financing activities:
Repurchases of common stock included in accounts payable and accrued liabilities	$—	$1.0	$—	$1.0
Deferred tax liability (asset) established on date of acquisition	$—	$3.5	$(0.1)	$5.1
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$247.6	$—
Finance lease obligations	$7.7	$3.7	$9.4	$11.4
Operating lease obligations	$1.3	$—	$1.3	$—
Tenant improvements	$0.7	$—	$0.7	$—
Fixed assets included in accounts payable and accrued liabilities	$0.4	$0.9	$0.4	$0.9
Dividend payable included in other liabilities	$0.1	$—	$0.2	$—

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
The condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. Other than adopting Accounting Standard Codification ("ASC") 842, Leases ("ASC 842") and Regulatory Identifier Number ("RIN") 3235-AL82, Disclosure Update and Simplification issued by the Securities and Exchange Commission (“SEC”) as of January 1, 2019, the condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2019 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. The Company believes the disclosures made are adequate to keep the information presented from being misleading.
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
The Company has operating and finance leases for corporate offices, data centers, and certain equipment. The leases have remaining lease terms ranging from one year to fourteen years, some of which include the options to extend the leases for up to twenty years, and some of which include the options to terminate the leases within one year. As of June 30, 2019, extension and termination options have not been considered in the calculation of the ROU assets and lease liabilities as the Company determined it was not reasonably certain that it will exercise those options.
The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease. A ROU asset represents the Company’s right to use an underlying asset for the lease term and the lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. The incremental borrowing rate was calculated by using the Company's credit rating on its publicly-traded U.S. unsecured bonds and estimating an appropriate credit rating for similar secured debt instruments. The Company's calculated credit rating on secured debt instruments determined the yield curve used. The Company calculated an implied spread and applied the spreads to the risk-free interest rates, based on the yield of the U.S. Treasury zero coupon securities with a maturity equal to the remaining lease term, in determining the borrowing rates for all operating leases. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Lease expense for lease payments are recognized on a straight-line basis over the lease term. Operating lease transactions are included in "Operating lease right-of-use assets, net", and "Operating lease liabilities", current and noncurrent, within the accompanying condensed consolidated balance sheets. Finance leases are included in property and equipment under "Fixed assets, net", "Short-term debt and current portion of long-term debt", and "Long-term debt" within the accompanying condensed consolidated balance sheets.
Recent Accounting Pronouncements
In April 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU No. 2019-04"). Topics addressed by the updates include recoveries in estimating expected credit losses, accrued interest accounting policy elections and practical expedients, transfers between loan classifications and debt security categories, contractual term extensions and renewal options, vintage disclosures for revolving line-of credit arrangements, reinsurance recoverables, expected prepayments in determining the discount rate used to estimate credit losses, and interest rate projections for variable-rate instruments. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company has decided not to early adopt the amendments. The adoption of ASU No. 2019-04 is not expected to have a material impact on the Company's condensed consolidated financial statements.
In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief ("ASU No. 2019-05"). This ASU amends the transition guidance in the new credit losses standard, ASC 326, Financial Instruments—Credit Losses. The amendments in this ASU are effective for entities that have adopted the amendments in Update 2016-13 for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company has decided not to early adopt the amendments. The adoption of ASU No. 2019-05 is not expected to have a material impact on the Company's condensed consolidated financial statements.
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
Disaggregated revenues by type of service and by country are provided below for the three and six months ended June 30, 2019 and 2018. No individual country outside of the U.S. accounted for 10.0% or more of the Company's consolidated revenues for the three and six months ended June 30, 2019 or 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Insurance:
Underwriting & rating	$312.3	$288.9	$615.8	$569.6
Claims	156.2	140.5	303.9	272.5
Total Insurance	468.5	429.4	919.7	842.1
Energy and Specialized Markets	139.8	129.9	270.6	255.4
Financial Services	44.3	42.0	87.3	85.0
Total revenues	$652.6	$601.3	$1,277.6	$1,182.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
U.S.	$493.3	$460.4	$973.9	$909.9
U.K.	44.3	36.0	88.5	71.0
Other countries	115.0	104.9	215.2	201.6
Total revenues	$652.6	$601.3	$1,277.6	$1,182.5

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of June 30, 2019 and December 31, 2018, the Company had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (an amount of consideration is due) from the customer. As of June 30, 2019 and December 31, 2018, the Company had contract liabilities of $564.5 million and $385.1 million, respectively. The $179.4 million increase in contract liabilities from December 31, 2018 to June 30, 2019 was primarily due to billings of $376.9 million that were paid in advance, partially offset by $197.5 million of revenue recognized in the six months ended June 30, 2019. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other liabilities" in the condensed consolidated balance sheet, respectively, as of June 30, 2019 and December 31, 2018.
The Company’s most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Revenues expected to be recognized in the future related to performance obligations, included within our deferred revenue and other liabilities, that are unsatisfied at June 30, 2019 are $564.5 million. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% of the balance at June 30, 2019.

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
The following table summarizes fair value measurements by level for registered investment companies that were measured at fair value on a recurring basis:

Quoted Prices in Active Markets for Identical Assets (Level 1)
June 30, 2019
Registered investment companies (1)	$3.3
December 31, 2018
Registered investment companies (1)	$3.3
_______________

(1)	Registered investment companies are classified as available-for-sale securities and are valued using quoted prices in active markets multiplied by the number of shares owned.
The Company has elected not to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost less unamortized discount and debt issuance costs. The Company assesses the fair value of these financial instruments based on an estimate of interest rates available to the Company for financial instruments with similar features, the Company’s current credit rating and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of these financial instruments as of June 30, 2019 and December 31, 2018, respectively:

		2019		2018
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instruments not carried at fair value:
Long-term debt excluding finance lease liabilities	Level 2	$2,426.7	$2,643.0	$2,031.0	$2,347.4

As of June 30, 2019 and December 31, 2018, the Company had securities of $14.0 million and $11.5 million which were accounted for as cost based investments under ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"). The Company does not have the ability to exercise significant influence over the investees’ operating and financial policies. As of June 30, 2019 and December 31, 2018, the Company also had an investment in a limited partnership of $10.8 million and $5.9 million, respectively, accounted for in accordance with ASC 323-10-25 as an equity method investment.

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

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, ROU assets obtained, weighted-average remaining lease terms, and weighted-average discount rates for finance and operating leases for the three and six months ended June 30, 2019.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2019	2019
Lease cost:
Operating lease cost (1)	$12.0	$24.1
Finance lease cost
Depreciation of finance lease assets (2)	3.3	6.1
Interest on finance lease liabilities (3)	0.4	0.8
Total lease cost	$15.7	$31.0

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(11.1)	$(23.6)
Operating cash outflows from finance leases	$(0.4)	$(0.8)
Financing cash outflows from finance leases	$(2.5)	$(4.5)
Weighted-average remaining lease term - operating leases	9.6 years	9.6 years
Weighted-average remaining lease term - finance leases	2.8 years	2.8 years
Weighted-average discount rate - operating leases	4.0%	4.0%
Weighted-average discount rate - finance leases	4.5%	4.5%
_______________
(1) Included in "Cost of revenues" and "Selling, general and administrative" expenses in the accompanying condensed consolidated statements of operations
(2) Included in "Depreciation and amortization of fixed assets" in the accompanying condensed consolidated statements of operations
(3) Included in "Interest expense" in the accompanying condensed consolidated statements of operations
The ROU assets and lease liabilities for finance leases were $31.1 million and $32.2 million, respectively, as of June 30, 2019. The ROU assets for finance leases were included in "Fixed assets, net" in the accompanying condensed consolidated balance sheets. The lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in the accompanying condensed consolidated balance sheets (see Note 9. Debt).

Maturities of lease liabilities for the remainder of 2019 and the years through 2025 and thereafter are as follows:

	June 30, 2019
Years Ending	Operating Leases	Finance Leases
2019	$23.3	$7.6
2020	47.4	11.5
2021	37.4	10.2
2022	34.0	4.4
2023	29.1	0.4
2024	20.0	—
2025 and thereafter	127.8	—
Total lease payments	319.0	34.1
Less amount representing interest	(60.1)	(1.9)
Present value of total lease payments	$258.9	$32.2

The following table summarizes the minimum rentals under long-term noncancelable leases for all leased premises, computer equipment and automobiles under ASC 840, Leases, as filed in the annual report on Form 10-K for the year ended December 31, 2018:

Years Ending	Operating Leases	Capital Leases
2019	$46.0	$8.3
2020	46.3	9.5
2021	37.2	8.6
2022	33.8	2.8
2023	28.9	—
2024 and thereafter	147.6	—
Net minimum lease payments	$339.8	29.2
Less amount representing interest		(1.9)
Present value of net minimum lease capital payments		$27.3

Rent expense on operating leases approximated $11.3 million and $22.9 million for the three and six months ended June 30, 2018, respectively.

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

CaaS
Cash and cash equivalents	$3.7
Other current assets	3.0
Fixed assets	0.1
Intangible assets	34.4
Goodwill	42.9
Deferred income taxes, net	0.1
Total assets acquired	84.2
Current liabilities	(1.3)
Deferred revenues	(10.1)
Total liabilities assumed	(11.4)
Net assets acquired	72.8
Cash acquired	(3.7)
Net cash purchase price	$69.1

The preliminary amounts assigned to intangible assets by type for the CaaS business are summarized in the table below:

	Weighted Average Useful Life	Total
Technology-based	7 years	$4.0
Marketing-related	3 years	0.3
Customer-related	12 years	15.5
Database-related	10 years	14.6
Total intangible assets		$34.4

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
For the six months ended June 30, 2019, the Company finalized the purchase accounting for the acquisitions of Marketview Limited, Business Insight Limited, and Validus-IVC Limited during the measurement periods in accordance with ASC 805, Business Combinations. The impact of finalization of the purchase accounting associated with these acquisitions was not material to the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018.

For the three and six months ended June 30, 2019, the Company incurred transaction costs of $0.3 million and $1.2 million, respectively. For the three and six months ended June 30, 2018, the Company incurred transaction costs of $0.5 million and $1.2 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in the accompanying condensed consolidated statements of operations. Of the total goodwill associated with the CaaS acquisition of $42.9 million, $13.1 million associated with the stock purchase is not deductible for tax purposes.
The 2019 acquisition was immaterial to the Company's condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.
On July 24, 2019, the Company signed a definitive agreement to acquire 100% of the stock of Keystone Aerial Surveys, Inc. ("Keystone") for a purchase price of approximately $30.0 million to expand its remote imagery business. Keystone will source imagery by providing customers geospatial solutions and become part of the Company's Insurance segment. The purchase price is expected to be funded from the general assets of the Company and proceeds from the committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility"). The transaction is anticipated to close at the end of July 2019, subject to the completion of customary closing conditions. This information will be included in the quarterly report on Form 10-Q for the nine months ending September 30, 2019.
Acquisition Escrows and Related Liabilities
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date, as well as a portion of the contingent payments. At June 30, 2019 and December 31, 2018, the current portion of the escrows amounted to $6.0 million and $31.2 million, and the noncurrent portion of the escrows amounted to $8.6 million and $8.7 million, respectively. The decrease in the current portion of the escrows was primarily related to $25.0 million of escrow releases mostly associated with the Company's 2017 acquisitions. The current and noncurrent portions of the escrows have been included in “Other current assets” and "Other assets" in the accompanying condensed consolidated balance sheets, respectively.

The acquisitions of Emergent Network Intelligence Limited, Healix International Holdings Limited, Rebmark Legal Solutions Limited, PowerAdvocate, Inc. and Validus-IVC Limited include acquisition related contingencies, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue and EBITDA earn-out targets for exceptional performance. The Company believes that the liabilities recorded as of June 30, 2019 and December 31, 2018 reflect the best estimate of acquisition related contingent payments. The associated current liabilities for these acquisitions of $26.3 million and $12.7 million have been included in “Accounts payable and accrued liabilities” in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. The associated noncurrent liabilities for these acquisitions of $32.1 million and $28.3 million have been included in “Other liabilities” in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.
7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2018 through June 30, 2019, both in total and as allocated to the Company’s operating segments:

	Insurance	Energy and Specialized Markets	Financial Services	Total
Goodwill, net at December 31, 2018 (1)	$833.8	$2,054.7	$473.0	$3,361.5
Current period acquisitions	—	42.9	—	42.9
Purchase accounting reclassification	—	—	(0.1)	(0.1)
Foreign currency translation	(2.2)	(1.6)	0.2	(3.6)
Goodwill, net at June 30, 2019 (1)	$831.6	$2,096.0	$473.1	$3,400.7
_______________

(1)	These balances are net of accumulated impairment charges of $3.2 million that occurred prior to December 31, 2018.
Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the

Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2019, and concluded that there was no impairment of goodwill.
The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
June 30, 2019
Technology-based	8 years	$442.6	$(274.5)	$168.1
Marketing-related	16 years	255.4	(85.0)	170.4
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	733.0	(250.8)	482.2
Database-related	19 years	464.1	(90.9)	373.2
Total intangible assets		$1,900.1	$(706.2)	$1,193.9
December 31, 2018
Technology-based	8 years	$438.8	$(255.5)	$183.3
Marketing-related	16 years	255.8	(77.2)	178.6
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	718.2	(223.9)	494.3
Database-related	19 years	450.5	(78.9)	371.6
Total intangible assets		$1,868.3	$(640.5)	$1,227.8

Amortization expense related to intangible assets for the three months ended June 30, 2019 and 2018 was $33.6 million and $32.0 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2019 and 2018 was $66.9 million and $65.2 million, respectively. Estimated amortization expense for the remainder of 2019 and the years through 2023 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2019	$67.7
2020	132.6
2021	122.2
2022	110.8
2023	98.5
2024 and thereafter	662.1
$1,193.9

8. Income Taxes:
The Company’s effective tax rate for the three and six months ended June 30, 2019 was 19.7% and 20.3% compared to the effective tax rate for the three and six months ended June 30, 2018 of 17.0% and 17.5%. The effective tax rate for the three and six months ended June 30, 2019 is higher than the effective tax rate for the three and six months ended June 30, 2018 primarily due to the impact of lower tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and the Company’s effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local income taxes.

9. Debt:
The following table presents short-term and long-term debt by issuance as of June 30, 2019 and December 31, 2018:

	Issuance Date	Maturity Date	2019	2018
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$70.0	$415.0
Senior notes:
4.875% senior notes	12/8/2011	1/15/2019	—	250.0
Finance lease liabilities (1)	Various	Various	11.7	7.8
Short-term debt and current portion of long-term debt			81.7	672.8
Long-term debt:
Senior notes:
4.125% senior notes, less unamortized discount and debt issuance costs of $6.0 and $0.0, respectively	03/06/2019	03/15/2029	394.0	—
4.000% senior notes, less unamortized discount and debt issuance costs of $7.3 and $7.9, respectively	05/15/2015	06/15/2025	892.7	892.1
5.500% senior notes, less unamortized discount and debt issuance costs of $4.6 and $4.7, respectively	05/15/2015	06/15/2045	345.4	345.3
4.125% senior notes, less unamortized discount and debt issuance costs of $1.9 and $2.3, respectively	09/12/2012	09/12/2022	348.1	347.7
5.800% senior notes, less unamortized discount and debt issuance costs of $1.0 and $1.2, respectively	04/06/2011	05/01/2021	449.0	448.8
Finance lease liabilities (1)	Various	Various	20.5	19.5
Syndicated revolving credit facility debt issuance costs	Various	Various	(2.5)	(2.9)
Long-term debt			2,447.2	2,050.5
Total debt			$2,528.9	$2,723.3

_______________
(1) Refer to Note 5. Leases
On January 15, 2019, the Company utilized borrowings from its the Credit Facility and cash from operations to repay the 4.875% senior notes in full in an amount of $250.0 million.
On March 6, 2019, the Company completed an issuance of $400.0 million aggregate principal amount of 4.125% senior notes due 2029 (the "2029 notes"). The 2029 notes mature on March 15, 2029 and accrue interest at a fixed rate of 4.125% per annum. Interest is payable semiannually on the 2029 notes on March 15th and September 15th of each year, beginning on September 15, 2019. The 2029 notes were issued at a discount of $2.1 million and the Company incurred debt issuance costs of $4.1 million. The original issue discount and debt issuance costs were recorded in "Long-term debt" in the accompanying condensed consolidated balance sheets and these costs will be amortized to "Interest expense" in the accompanying consolidated statements of operations over the life of the 2029 notes. The net proceeds from the issuance of the 2029 notes were utilized to partially repay the Credit Facility and for general corporate purposes. The indenture governing the 2029 notes restricts the Company's ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of the Company's assets, or merge with or into, any other person or entity. As of June 30, 2019 and December 31, 2018, the Company had senior notes with an aggregate principal amount of $2,450.0 million and $2,300.0 million outstanding, respectively, and was in compliance with their financial and other debt covenants.
As of June 30, 2019, the Company had a borrowing capacity of $1,500.0 million under the Credit Facility with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of other banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the "Repurchase Program"). As of June 30, 2019, the Company was in compliance with all financial and other debt covenants under the Credit Facility. As of June 30, 2019 and December 31, 2018, the available capacity under the Credit Facility was $1,425.2 million and $1,078.9 million, net of the letters of credit of $4.8 million and $6.1 million, respectively.
10. Stockholders’ Equity:

The Company has 2,000,000,000 shares of authorized common stock as of June 30, 2019 and December 31, 2018. The Company's common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of June 30, 2019.
At June 30, 2019 and December 31, 2018, the adjusted closing price of Verisk's common stock was $146.46 and $108.83 per share, respectively.
On February 13, 2019, the Company’s Board of Directors approved a cash dividend of $0.25 per share of common stock issued and outstanding to the holders of record as of March 15, 2019.  The cash dividend of $40.9 million was paid on March 29, 2019 and recorded as a reduction to retained earnings.

On April 29, 2019, the Company's Board of Directors approved a cash dividend of $0.25 per share of common stock issued and outstanding to the holders of record as of June 14, 2019. The dividend of $41.0 million was paid on June 28, 2019 and recorded as a reduction to retained earnings.

On July 24, 2019, the Company's Board of Directors approved a cash dividend of $0.25 per share of common stock issued and outstanding, payable on September 30, 2019, to the holders of record as of September 13, 2019. The dividend is recorded, subsequent to June 30, 2019, as a reduction to retained earnings and will be adjusted for actual payments.
Share Repurchase Program
Since May 2010, the Company has authorized repurchases of up to $3,300.0 million of its common stock through its Repurchase Program. The Company has repurchased shares with an aggregate value of $2,997.4 million. The Company repurchased 998,063 shares of common stock with an aggregate value of $125.0 million during the six months ended June 30, 2019. As of June 30, 2019, the Company had $302.6 million available to repurchase shares through its Repurchase Program.
In December 2018 and March 2019, the Company entered into Accelerated Share Repurchase ("ASR") agreements to repurchase shares of its common stock for an aggregate purchase price of $75.0 million and $50.0 million, respectively, with Morgan Stanley & Co. LLC. The ASR agreements are each accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to the Company's common stock. The forward stock purchase agreements are each classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and were deemed to have a fair value of zero at the respective effective date. Upon payments of the aggregate purchase price on January 2, 2019 and April 1, 2019, the Company received an aggregate delivery of 550,257 and 300,752 shares of its common stock at a price of $109.04 and $133.00 per share during the six months ended June 30, 2019. Upon the final settlement of the ASR agreements in March 2019 and June 2019, the Company received additional shares of 86,333 and 60,721, respectively, as determined by the volume weighted average share price of Verisk's common stock during the term of the ASR agreement. The aggregate purchase price was recorded as a reduction to stockholders' equity in the Company's condensed consolidated statements of changes in stockholders' equity for the six months ended June 30, 2019. The total of 998,063 shares resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").
In June 2019, the Company entered into an additional ASR agreement with HSBC Bank USA, N.A. to repurchase shares of its common stock for an aggregate purchase price of $75.0 million. Upon payment of the aggregate purchase price on July 1, 2019, the Company received an initial delivery of 409,668 shares of its common stock at a price of $146.46 per share, representing approximately $60.0 million of the aggregate purchase price. Upon the final settlement of the ASR agreement in September 2019, the Company may be entitled to receive additional shares of its common stock or, under certain limited circumstances, be required to deliver shares to the counter-party.

Treasury Stock
As of June 30, 2019, the Company’s treasury stock consisted of 380,128,257 shares of common stock. During the six months ended June 30, 2019, the Company reissued 902,434 shares of common stock from the treasury shares at a weighted average price of $9.68 per share.
Earnings Per Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including vested and nonvested stock options, nonvested restricted stock awards, nonvested restricted stock units, nonvested performance awards consisting of performance share units (“PSU”), and nonvested deferred stock units, had been issued.
The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator used in basic and diluted EPS:
Net income	$150.4	$153.5	$284.8	$286.5
Denominator:
Weighted average number of common shares used in basic EPS	163,743,835	165,015,642	163,636,089	165,029,345
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	2,953,441	3,635,560	2,985,022	3,792,524
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	166,697,276	168,651,202	166,621,111	168,821,869

The potential shares of common stock that were excluded from diluted EPS were 897,875 and 906,866 for the three months ended June 30, 2019 and 2018, and 473,848 and 455,292 for the six months ended June 30, 2019 and 2018, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of June 30, 2019 and December 31, 2018:

	2019	2018
Foreign currency translation adjustment	$(490.9)	$(488.5)
Pension and postretirement adjustment, net of tax	(101.3)	(103.4)
Accumulated other comprehensive losses	$(592.2)	$(591.9)

The before tax and after tax amounts of other comprehensive income for the three and six months ended June 30, 2019 and 2018 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended June 30, 2019
Foreign currency translation adjustment	$(60.9)	$—	$(60.9)
Pension and postretirement adjustment before reclassifications	2.9	(0.6)	2.3
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.7)	0.4	(1.3)
Pension and postretirement adjustment	1.2	(0.2)	1.0
Total other comprehensive loss	$(59.7)	$(0.2)	$(59.9)
For the Three Months Ended June 30, 2018
Foreign currency translation adjustment	$(165.6)	$—	$(165.6)
Pension and postretirement adjustment before reclassifications	1.6	(0.2)	1.4
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(0.9)	0.2	(0.7)
Pension and postretirement adjustment	0.7	—	0.7
Total other comprehensive loss	$(164.9)	$—	$(164.9)

	Before Tax	Tax (Expense) Benefit	After Tax
For the Six Months Ended June 30, 2019
Foreign currency translation adjustment	$(2.4)	$—	$(2.4)
Pension and postretirement adjustment before reclassifications	5.7	(1.3)	4.4
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(3.0)	0.7	(2.3)
Pension and postretirement adjustment	2.7	(0.6)	2.1
Total other comprehensive income (loss)	$0.3	$(0.6)	$(0.3)
For the Six Months Ended June 30, 2018
Foreign currency translation adjustment	$(62.9)	$—	$(62.9)
Pension and postretirement adjustment before reclassifications	3.7	(0.7)	3.0
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.8)	0.5	(1.3)
Pension and postretirement adjustment	1.9	(0.2)	1.7
Total other comprehensive loss	$(61.0)	$(0.2)	$(61.2)
_______________

(1)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12. Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
Equity Compensation Plans
All of the Company’s outstanding stock options, restricted stock awards, and performance share units ("PSU") are covered under the 2013 Incentive Plan or 2009 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company’s treasury shares. As of June 30, 2019, there were 5,744,303 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the six months ended June 30, 2019 and 2018 was $32.3 million and $47.0 million, respectively.
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
A summary of the status of the stock options, restricted stock, and PSUs awarded under the 2013 Incentive Plan as of December 31, 2018 and June 30, 2019 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
			(in millions)
Outstanding at December 31, 2018	6,820,046	$67.27	$284.9	533,335	$88.55	42,050	$140.70
Granted	857,557	$134.53		153,045	$134.52	51,792	$173.59
Exercised or lapsed	(718,176)	$52.98	$57.8	(205,928)	$84.67	—
Canceled, expired or forfeited	(99,519)	$88.83		(16,864)	$97.62	—
Outstanding at June 30, 2019	6,859,908	$76.86	$477.5	463,588	$105.31	93,842	$158.85
Exercisable at June 30, 2019	4,655,597	$62.52	$390.8
Exercisable at December 31, 2018	4,360,117	$55.94	$231.5
Nonvested at June 30, 2019	2,204,311			463,017		93,842
Expected to vest at June 30, 2019	1,895,775			396,784		174,053	(1)
_______________

(1)	Includes estimated performance achievement
The fair value of the stock options granted for the six months ended June 30, 2019 and 2018 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2019	2018
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	18.83%	18.52%
Risk-free interest rate	2.29%	2.51%
Expected term in years	4.4 years	4.4 years
Dividend yield	0.81%	—
Weighted average grant date fair value per stock option	$24.02	$21.23

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
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of Verisk common stock as of the reporting date. Excess tax benefits from exercised stock options were recorded as income tax benefit in the condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 6.05 years and 4.79 years for outstanding and exercisable stock options, respectively, as of June 30, 2019.
On July 1, 2019, the Company granted 948 shares of common stock, 4,613 shares of nonqualified stock options that were immediately vested, 15,690 non-qualified stock options with a one-year service period that vests ratably over twelve months, and 11,639 deferred stock units to the Directors of the Company.
The Company’s employee stock purchase plan (“ESPP”) offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the six months ended June 30, 2019 and 2018, the Company issued 15,965 and 14,779 shares of common stock at a weighted discounted price of $132.48 and $100.57 for the ESPP, respectively.
As of June 30, 2019, there was $98.8 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.81 years. The total grant date fair value of options vested was $8.1 million and $7.7 million during the six months ended June 30, 2019 and 2018, respectively. The total grant date fair value of restricted stock vested during the six months ended June 30, 2019 and 2018 was $9.3 million and $8.6 million, respectively. The total grant date fair value of PSUs vested during the six months ended June 30, 2019 and 2018 was $1.7 million and $0.5 million, respectively.
12. Pension and Postretirement Benefits:
The Company maintains a frozen qualified defined benefit pension plan for certain of its employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. The Company also applies a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on the interest earned on the previous year-end cash balance. The Company also has a frozen non-qualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company.
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

	Pension Plan and SERP		Postretirement Plan

	For the Three Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$4.7	$4.0	$0.2	$0.1
Expected return on plan assets	(9.1)	(8.7)	(0.1)	—
Amortization of prior service credit	0.1	0.1	(0.1)	(0.1)
Amortization of net actuarial loss	1.6	0.8	0.1	0.1
Net periodic (benefit) cost	$(2.7)	$(3.8)	$0.1	$0.1
Employer contributions, net	$0.2	$0.3	$—	$(0.2)

	Pension Plan and SERP		Postretirement Plan

	For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$8.4	$7.6	$0.2	$0.2
Expected return on plan assets	(15.5)	(16.4)	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	(0.1)	(0.1)
Amortization of net actuarial loss	2.8	1.6	0.2	0.2
Net periodic (benefit) cost	$(4.2)	$(7.1)	$0.2	$0.2
Employer contributions, net	$0.4	$0.5	$(0.3)	$(0.3)
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
The following table provides the Company’s revenue and EBITDA by reportable segment for the three and six months ended June 30, 2019 and 2018, and the reconciliation of EBITDA to income before income taxes as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	June 30, 2019				June 30, 2018
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$468.5	$139.8	$44.3	$652.6	$429.4	$129.9	$42.0	$601.3
Expenses:
Cost of revenues (exclusive of items shown separately below)	(158.4)	(59.6)	(24.7)	(242.7)	(141.6)	(56.3)	(24.5)	(222.4)
Selling, general and administrative	(66.3)	(40.6)	(5.4)	(112.3)	(53.3)	(34.9)	(4.8)	(93.0)
Investment income and others, net	(0.2)	(0.2)	(0.1)	(0.5)	1.8	2.5	0.3	4.6
EBITDA	$243.6	$39.4	$14.1	297.1	$236.3	$41.2	$13.0	290.5
Depreciation and amortization of fixed assets				(45.7)				(41.6)
Amortization of intangible assets				(33.6)				(32.0)
Interest expense				(30.5)				(31.9)
Income before income taxes				$187.3				$185.0

	For the Six Months Ended
	June 30, 2019				June 30, 2018
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$919.7	$270.6	$87.3	$1,277.6	$842.1	$255.4	$85.0	$1,182.5
Expenses:
Cost of revenues (exclusive of items shown separately below)	(309.0)	(116.2)	(48.9)	(474.1)	(280.2)	(112.0)	(51.4)	(443.6)
Selling, general and administrative	(134.7)	(78.2)	(10.8)	(223.7)	(105.9)	(69.0)	(10.0)	(184.9)
Investment income and others, net	—	(0.7)	(0.2)	(0.9)	4.3	0.4	0.6	5.3
EBITDA	$476.0	$75.5	$27.4	578.9	$460.3	$74.8	$24.2	559.3
Depreciation and amortization of fixed assets				(92.2)				(82.0)
Amortization of intangible assets				(66.9)				(65.2)
Interest expense				(62.4)				(64.8)
Income before income taxes				$357.4				$347.3

Long-lived assets by country are provided below:

	June 30, 2019	December 31, 2018
Long-lived assets:
U.S	$2,530.0	$2,335.8
U.K.	2,576.2	2,595.5
Other countries	417.5	324.5
Total long-lived assets	$5,523.7	$5,255.8

14. Related Parties:
The Company considers its stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of June 30, 2019 and December 31, 2018, the Company had no material transactions with related parties.
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
Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleges that the Company’s Roof InSight (now known as Geomni Roof), Property InSight product (now known as Geomni Property) and Aerial Sketch product in combination with the Company's Xactimate product infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 8,078,436 (the "436 patent"), 8,170,840 (the "840 patent"), 8,209,152 (the "152 patent"), 8,542,880 (the "880 patent"),

8,818,770 (the "770 patent"), 8,823,732 (the "732 patent"), and 8,825,454 (the "454 patent"). On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 9,129,376 (the "376 patent") and 9,135,737 (the "737 patent") to the lawsuit. The First Amended Complaint seeks an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, including by way of inducement the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 19, 2017, the District Court entered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to the 880 and 732 patents, and certain asserted claims of the 436, 840, 152, 770, 454, 376 and 737 patents (collectively the “Patents in Suit”). Eagle View further reduced the number of asserted claims pertaining to the Patents in Suit to 18 asserted claims. Thereafter, Eagle View dropped the 152 patent and further reduced the number of asserted claims from the six remaining Patents in Suit to 11 asserted claims. Fact discovery and expert discovery are now closed and defendants' summary judgment motions were fully submitted on October 26, 2018. On December 6, 2018, the Court denied Eagle View’s motion for summary judgment that a key prior art reference be excluded. On December 20, 2018, the Court denied the Company’s motion for summary judgment of equitable estoppel. On January 29, 2019, the Court denied the Company’s motion for summary judgment of unpatentability pursuant to Section 101 of the Patent Statute. Thereafter, Eagle View dropped the 737 patent and further reduced the number of asserted claims from the five remaining Patents in Suit to 6 asserted claims. The Court has ordered the commencement of trial on September 9, 2019. At this time, it is not reasonably possible to determine the ultimate resolution of, or estimate the liability related to, this matter.
360Value Litigation
On December 10, 2018, the Company was served with a First Amended Complaint filed in the United States District Court for the Northern District of California titled Sheahan, et al. v. State Farm General Insurance Co., Inc., et al.  The action is brought by California homeowners, on their own behalf and on behalf of an unspecified putative class of State Farm policyholders whose homes were damaged or lost during the Northern California wildfires of 2017, against State Farm as well as the Company, ISO, and Xactware Solutions, Inc. Plaintiffs served a Second Amended Complaint on January 6, 2019.  Like the First Amended Complaint, it alleges that defendants through the use of the Company’s 360Value product conspired to under-insure plaintiffs’ homes by issuing undervalued policies and underestimating the costs of rebuilding those homes. Plaintiffs claim that defendants violated federal antitrust law as well as California consumer protection law and common law. Defendants filed their motions to dismiss the Second Amended Complaint on March 8, 2019. On July 2, 2019, the Court granted those motions, dismissing various claims with leave to amend, and dismissing other claims with prejudice.  The Court directed plaintiffs to file an amended complaint by August 1, 2019. At this time, it is not reasonably possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

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
We organize our business in three segments: Insurance, Energy and Specialized Markets, and Financial Services. Our Insurance segment provides underwriting and rating, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 72% and 71% of our revenues for the six months ended June 30, 2019 and 2018, respectively. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented approximately 21% and 22% of our revenues for the six months ended June 30, 2019 and 2018, respectively. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants. Our Financial Services segment's revenues represented approximately 7% of our revenues for the six months ended June 30, 2019 and 2018.
Executive Summary
Key Performance Metrics
We believe our business' ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year-over-year revenue growth and EBITDA as metrics to measure our performance. EBITDA is a non-GAAP financial measures (See footnote 1 within the Condensed Consolidated Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations). The nearest equivalent respective GAAP financial measures are net income and net income margin.
Revenue growth. We use year-over-year revenue growth as a key performance metric. We assess revenue growth based on our ability to generate increased revenue through increased sales to existing customers, sales to new customers, sales of new or expanded solutions to existing and new customers, and strategic acquisitions of new businesses.
EBITDA and EBITDA margin. We use EBITDA as a proxy for the cash generated by the business and as an indicator of segment performance. EBITDA serves as a measure of our ability to balance the size of revenue growth with cost management and investing for future growth. We use EBITDA margin as a metric to assess segment performance and scalability of our business. We assess EBITDA margin based on our ability to increase revenues while controlling expense growth.

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
Approximately 82% and 81% of the revenues in our Insurance segment for the six months ended June 30, 2019 and 2018, respectively, were derived from hosted subscriptions with long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 78% and 79% of the revenues in our Energy and Specialized Markets segment for the six months ended June 30, 2019 and 2018, respectively, were derived from hosted subscriptions with long-term agreements for our solutions. Our customers in this segment include most of the top 10 global energy providers around the world. Approximately 72% and 75% of the revenues in our Financial Services segment for the six months ended June 30, 2019 and 2018, respectively, were derived from subscriptions with long-term agreements for our solutions. Our customers in this segment include all of the top 30 credit card issuers in North America, the United Kingdom, and Australia.
We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the six months ended June 30, 2019 and 2018, approximately 20% of our revenues were derived from providing transactional recurring and non-recurring solutions.
Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 51% of our total operating expenses for the six months ended June 30, 2019 and 2018, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018

	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$468.5	$429.4	9.1%	$919.7	$842.1	9.2%
Energy and Specialized Markets	139.8	129.9	7.6%	270.6	255.4	5.9%
Financial Services	44.3	42.0	5.5%	87.3	85.0	2.7%
Revenues	652.6	601.3	8.5%	1,277.6	1,182.5	8.0%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	242.7	222.4	9.2%	474.1	443.6	6.9%
Selling, general and administrative	112.3	93.0	20.7%	223.7	184.9	21.0%
Depreciation and amortization of fixed assets	45.7	41.6	9.9%	92.2	82.0	12.4%
Amortization of intangible assets	33.6	32.0	5.1%	66.9	65.2	2.5%
Total operating expenses	434.3	389.0	11.7%	856.9	775.7	10.5%
Operating income	218.3	212.3	2.8%	420.7	406.8	3.4%
Other income (expense):
Investment income and others, net	(0.5)	4.6	(111.0)%	(0.9)	5.3	(117.2)%
Interest expense	(30.5)	(31.9)	(4.7)%	(62.4)	(64.8)	(3.7)%
Total other expense, net	(31.0)	(27.3)	13.5%	(63.3)	(59.5)	6.4%
Income before income taxes	187.3	185.0	1.2%	357.4	347.3	2.9%
Provision for income taxes	(36.9)	(31.5)	17.1%	(72.6)	(60.8)	19.4%
Net Income	$150.4	$153.5	(2.0)%	$284.8	$286.5	(0.6)%
Basic net income per share:	$0.92	$0.93	(1.1)%	$1.74	$1.74	—%
Diluted net income per share:	$0.90	$0.91	(1.1)%	$1.71	$1.70	0.6%
Weighted average shares outstanding:
Basic	163,743,835	165,015,642	(0.8)%	163,636,089	165,029,345	(0.8)%
Diluted	166,697,276	168,651,202	(1.2)%	166,621,111	168,821,869	(1.3)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Insurance EBITDA	$243.6	$236.3	3.1%	$476.0	$460.3	3.4%
Energy and Specialized Markets EBITDA	39.4	41.2	(4.7)%	75.5	74.8	1.0%
Financial Services EBITDA	14.1	13.0	8.5%	27.4	24.2	13.1%
EBITDA	$297.1	$290.5	2.2%	$578.9	$559.3	3.5%
The following is a reconciliation of net income to EBITDA:
Net income	$150.4	$153.5	(2.0)%	$284.8	$286.5	(0.6)%
Depreciation and amortization of fixed assets and intangible assets	79.3	73.6	7.7%	159.1	147.2	8.0%
Interest expense	30.5	31.9	(4.7)%	62.4	64.8	(3.7)%
Provision for income taxes	36.9	31.5	17.1%	72.6	60.8	19.4%
EBITDA	$297.1	$290.5	2.2%	$578.9	$559.3	3.5%

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
Consolidated Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenues
Revenues were $652.6 million for the three months ended June 30, 2019 compared to $601.3 million for the three months ended June 30, 2018, an increase of $51.3 million or 8.5%. Our recent acquisitions contributed revenues of $12.6 million from Validus and Rulebook, within the Insurance segment, and the CaaS business, within the Energy and Specialized Markets segment. The remaining movement of our consolidated revenue increased $38.7 million or 6.4% related to the following: revenues within our Insurance segment increased $32.3 million or 7.5%; revenues within our Energy and Specialized Markets segment increased $4.1 million or 3.1%; and revenues within our Financial Services segment increased $2.3 million or 5.5%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	Three Months Ended June 30,		Percentage change	Percentage change excluding recent acquisitions
	2019	2018

	(in millions)
Insurance	$468.5	$429.4	9.1%	7.5%
Energy and Specialized Markets	139.8	129.9	7.6%	3.1%
Financial Services	44.3	42.0	5.5%	5.5%
Total Revenues	$652.6	$601.3	8.5%	6.4%
Cost of Revenues
Cost of revenues was $242.7 million for the three months ended June 30, 2019 compared to $222.4 million for the three months ended June 30, 2018, an increase of $20.3 million or 9.2%. Our recent acquisitions accounted for an increase of $3.6 million in cost of revenues, which was primarily related to salaries and employee benefits, and acquisition-related costs (earn-out) of $0.3 million. The remaining cost of revenues increased $16.7 million or 7.5% primarily due to increases in salaries and employee benefits of $12.0 million, information technology expenses of $4.4 million and data costs of $2.6 million; these increases were partially offset by decreases in other operating expenses of $2.3 million for the three months ended June 30, 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $112.3 million for the three months ended June 30, 2019 compared to $93.0 million for the three months ended June 30, 2018, an increase of $19.3 million or 20.7%. Our recent acquisitions accounted for an increase of $10.8 million in SGA, which was primarily related to salaries and employee benefits of $3.0 million and acquisition-related costs (earn-out) of $7.1 million. The remaining SGA increased $8.5 million or 9.1% primarily due to increases in salaries and employee benefits of $9.9 million and information technology expenses of $0.8 million; these increases were partially offset by a decrease in professional consulting costs of $1.6 million, other general expenses of $0.6 million.
The increase in salaries and employee benefits of $9.9 million included an increase in stock based compensation of $6.0 million and a reduction in our pension benefit of $0.1 million. Our stock based compensation increased as a result of the expensing of the full impact of the equity awards in the period for all employees upon the attainment of age 62, instead of amortizing the expense over the vesting term.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $45.7 million for the three months ended June 30, 2019 compared to $41.6 million for the three months ended June 30, 2018, an increase of $4.1 million or 9.9%. The increase in depreciation and amortization of fixed assets primarily related to depreciation and amortization of hardware and software development costs and aircraft equipment placed into production to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $33.6 million for the three months ended June 30, 2019 compared to $32.0 million for the three months ended June 30, 2018, an increase of $1.6 million or 5.1%. The amortization of intangible assets incurred in connection to our recent acquisitions of $2.4 million was offset with the intangible assets that were fully amortized for the three months ended June 30, 2019.
Investment Income and Others, net
Investment income and others, net was a loss of $0.5 million for the three months ended June 30, 2019, compared to a gain of $4.6 million for the three months ended June 30, 2018. The change of $5.1 million was primarily due to interest income of $3.1 million generated from the subordinated promissory note receivable for the three months ended June 30, 2018, and a period over period increase in our net loss on foreign currencies of $2.7 million.
Interest Expense
Interest expense was $30.5 million for the three months ended June 30, 2019, compared to $31.9 million for the three months ended June 30, 2018, a decrease of $1.4 million or 4.7%. The decrease was due to our higher average outstanding borrowings for the three months ended June 30, 2018 related to the Credit Facility. These higher average outstanding borrowings in 2018 were primarily associated with the funding of the acquisitions of G2, LCI and Sequel, which occurred in August 2017, and PowerAdvocate, which occurred in December 2017.
Provision for Income Taxes
The provision for income taxes was $36.9 million for the three months ended June 30, 2019 compared to $31.5 million for the three months ended June 30, 2018, an increase of $5.4 million or 17.1%. The effective tax rate was 19.7% for the three months ended June 30, 2019 compared to 17.0% for the three months ended June 30, 2018. The effective rate for the three months ended June 30, 2019 was higher than the June 30, 2018 effective tax rate primarily due to the impact of lower tax benefits from equity compensation in the current period versus the prior period.
Net Income Margin
The net income margin for our consolidated results was 23.0% for the three months ended June 30, 2019 compared to 25.5% for the three months ended June 30, 2018. The decrease in net income margin was primarily related to higher accelerated vesting of equity awards granted to employees at age 62.
EBITDA Margin
The EBITDA margin for our consolidated results was 45.5% for the three months ended June 30, 2019 as compared to 48.3% for the three months ended June 30, 2018. The decrease in EBITDA margin was primarily related to higher accelerated vesting of equity awards granted to employees at age 62.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenues
Revenues were $1,277.6 million for the six months ended June 30, 2019 compared to $1,182.5 million for the six months ended June 30, 2018, an increase of $95.1 million or 8.0%. Our recent acquisitions contributed revenues of $22.2 million from Business Insight,Validus and Rulebook within the Insurance segment, and the CaaS business within the Energy and Specialized Markets segment. The remaining movement of our consolidated revenue increased $72.9 million or 6.2% related to the following: revenues within our Insurance segment increased $61.2 million or 7.3%; revenues within our Energy and Specialized Markets segment increased $9.4 million or 3.7%; and revenues within our Financial Services segment increased $2.3 million or 2.7%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	Six Months Ended June 30,		Percentage change	Percentage change excluding recent acquisitions
	2019	2018

	(In millions)
Insurance	$919.7	$842.1	9.2%	7.3%
Energy and Specialized Markets	270.6	255.4	5.9%	3.7%
Financial Services	87.3	85.0	2.7%	2.7%
Total Revenues	$1,277.6	$1,182.5	8.0%	6.2%
Cost of Revenues
Cost of revenues was $474.1 million for the six months ended June 30, 2019 compared to $443.6 million for the six months ended June 30, 2018, an increase of $30.5 million or 6.9%. Our recent acquisitions accounted for an increase of $3.8 million in cost of revenues, which was primarily related to acquisition-related costs (earn-out) of $3.5 million. The remaining cost of revenues increased $26.7 million or 6.1% primarily due to increases in salaries and employee benefits of $20.8 million, information technology expenses of $6.7 million, and data costs of $2.7 million; these increases were partially offset by decreases in other operating expenses of $3.5 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $223.7 million for the six months ended June 30, 2019 compared to $184.9 million for the six months ended June 30, 2018, an increase of $38.8 million or 21.0%. Our recent acquisitions accounted for an increase of $23.5 million in SGA, primarily related to salaries and employee benefits of $4.6 million and acquisition-related costs (earn-out) of $16.6 million. The remaining SGA increased $15.3 million or 8.3% primarily due to increases in salaries and employee benefits of $14.7 million and information technology expenses of $2.0 million; these increases were partially offset by a decrease in professional consulting costs of $0.7 million and other general expenses of $0.7 million.
The increase in salaries and employee benefits of $14.7 million included an increase in stock based compensation of $6.0 million and a reduction in our pension benefit of $0.4 million. Our stock based compensation increased as a result of the expensing of the full impact of the equity awards in the period for all employees upon the attainment of age 62, instead of amortizing the expense over the vesting term.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $92.2 million for the six months ended June 30, 2019 compared to $82.0 million for the six months ended June 30, 2018, an increase of $10.2 million or 12.4%. The increase in depreciation and amortization of fixed assets primarily related to depreciation and amortization of hardware and software development costs and aircraft equipment placed into production to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $66.9 million for the six months ended June 30, 2019 compared to $65.2 million for the six months ended June 30, 2018, an increase of $1.7 million or 2.5%. The increase was primarily due to amortization related to our recent acquisitions of $4.1 million offset by currency fluctuations impacting amortization denominated in currencies other than U.S. dollars.

Investment Income and Others, net
Investment income and others, net was a loss of $0.9 million for the six months ended June 30, 2019, compared to a gain of $5.3 million for the six months ended June 30, 2018. The change of $6.2 million was primarily due to interest income of $6.0 million generated from the subordinated promissory note receivable for the six months ended June 30, 2018, and a period over period increase in our net loss on foreign currencies of $1.6 million.
Interest Expense
Interest expense was $62.4 million for the six months ended June 30, 2019, compared to $64.8 million for the six months ended June 30, 2018, a decrease of $2.4 million or 3.7%. The decrease was due to our higher average outstanding borrowings for the six months ended June 30, 2018 related to the Credit Facility. These higher average outstanding borrowings in 2018 were primarily associated with the funding of the acquisitions of G2, LCI and Sequel, which occurred in August 2017 and PowerAdvocate, which occurred in December 2017. We further repaid our 4.875% senior notes in January 2019, which also contributed to a lower interest expense.
Provision for Income Taxes
The provision for income taxes was $72.6 million for the six months ended June 30, 2019 compared to $60.8 million for the six months ended June 30, 2018, an increase of $11.8 million or 19.4%. The effective tax rate was 20.3% for the six months ended June 30, 2019 compared to 17.5% for the six months ended June 30, 2018. The effective rate for the six months ended June 30, 2019 was higher than the June 30, 2018 effective tax rate primarily due to the impact of lower tax benefits from equity compensation in the current period versus the prior period.
Net Income Margin
The net income margin for our consolidated results was 22.3% for the six months ended June 30, 2019 compared to 24.2% for the six months ended June 30, 2018. The decrease in net income margin was primarily related to higher accelerated vesting of equity awards granted to employees at age 62.
EBITDA Margin
The EBITDA margin for our consolidated results was 45.3% for the six months ended June 30, 2019 as compared to 47.3% for the six months ended June 30, 2018. The decrease in EBITDA margin was primarily related to higher accelerated vesting of equity awards granted to employees at age 62.

Results of Operations by Segment
Insurance
Revenues
Revenues for our Insurance segment were $468.5 million for the three months ended June 30, 2019 compared to $429.4 million for the three months ended June 30, 2018, an increase of $39.1 million or 9.1%. Our underwriting & rating revenue increased $23.4 million or 8.1%. Our claims revenue increased $15.7 million or 11.2%.
Our revenue by category for the periods presented is set forth below:

	For the Three Months Ended June 30,		Percentage	Percentage change excluding recent acquisitions
	2019	2018	Change

	(in millions)
Underwriting & Rating	$312.3	$288.9	8.1%	6.9%
Claims	156.2	140.5	11.2%	8.9%
Total Insurance	$468.5	$429.4	9.1%	7.5%
Our recent acquisitions, Validus and Rulebook, contributed revenue of $6.8 million and the remaining Insurance revenue increased $32.3 million or 7.5%. Our underwriting & rating revenue increased $19.8 million or 6.9%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers. In addition, property-specific underwriting solutions and catastrophe modeling services contributed to the growth. Our claims revenue increased $12.5 million or 8.9%, primarily due to growth in our claims analytics revenue, repair cost estimating solutions revenue and our remote imagery solutions revenue.
Revenues for our Insurance segment were $919.7 million for the six months ended June 30, 2019 compared to $842.1 million for the six months ended June 30, 2018, an increase of $77.6 million or 9.2%. Our underwriting & rating revenue increased $46.2 million or 8.1%. Our claims revenue increased $31.4 million or 11.5%.
Our revenue by category for the periods presented is set forth below:

	For the Six Months Ended June 30,		Percentage	Percentage change excluding recent acquisitions
	2019	2018	Change

	(in millions)
Underwriting & Rating	$615.8	$569.6	8.1%	6.7%
Claims	303.9	272.5	11.5%	8.5%
Total Insurance	$919.7	$842.1	9.2%	7.3%
Our recent acquisitions, Business Insight,Validus and Rulebook, contributed revenue of $16.4 million and the remaining Insurance revenue increased $61.2 million or 7.3%. Our underwriting & rating revenue increased $38.1 million or 6.7%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers. In addition, property-specific underwriting solutions and catastrophe modeling services contributed to the growth. Our claims revenue increased $23.1 million or 8.5%, primarily due to growth in our repair cost estimating solutions revenue, claims analytics revenue, and our remote imagery solutions revenue.
Cost of Revenues
Cost of revenues for our Insurance segment was $158.4 million for the three months ended June 30, 2019 compared to $141.6 million for the three months ended June 30, 2018, an increase of $16.8 million or 11.9%. Our recent acquisitions within the Insurance segment represented an increase of $2.8 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $14.0 million or 9.9% primarily due to increases in salaries and employee benefits of $9.1 million, information technology expenses of $3.6 million and data costs of $1.9 million; these increases were partially offset by a decrease in other operating expenses of $0.6 million.

Cost of revenues for our Insurance segment was $309.0 million for the six months ended June 30, 2019 compared to $280.2 million for the six months ended June 30, 2018, an increase of $28.8 million or 10.3%. Our recent acquisitions within the Insurance segment represented an increase of $6.2 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $22.6 million or 8.1% primarily due to increases in salaries and employee benefits of $16.1 million, information technology expenses of $5.6 million and data costs of $1.6 million; these increases were partially offset by a decrease in other operating expenses of $0.7 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Insurance segment were $66.3 million for the three months ended June 30, 2019 compared to $53.3 million for the three months ended June 30, 2018, an increase of $13.0 million or 24.2%. Our recent acquisitions accounted for an increase of $6.2 million in SGA, primarily related to salaries and employee benefits and acquisition-related costs (earn-out) of $4.6 million. The remaining SGA increased $6.8 million or 12.8% primarily due to increases in salaries and employee benefits of $7.7 million and information technology expenses of $0.8 million; these increases were partially offset by decreases in professional consulting costs of $1.3 million and other general expenses of $0.4 million.
The increase in salaries and employee benefits of $7.7 million included an increase in stock based compensation of $4.1 million and a reduction in our pension benefit of $0.1 million.
Selling, general and administrative expenses for our Insurance segment were $134.7 million for the six months ended June 30, 2019 compared to $105.9 million for the six months ended June 30, 2018, an increase of $28.8 million or 27.2%. Our recent acquisitions accounted for an increase of $15.8 million in SGA, primarily related to salaries and employee benefits and acquisition-related costs (earn-out) of $12.0 million. The remaining SGA increased $13.0 million or 12.4% primarily due to increases in salaries and employee benefits of $12.7 million and information technology expenses of $1.8 million; these increases were partially offset by a decrease in professional consulting costs of $1.3 million and other general expenses of $0.2 million.
The increase in salaries and employee benefits of $12.7 million included an increase in stock based compensation of $4.1 million and a reduction in our pension benefit of $0.4 million.
     EBITDA Margin
EBITDA for our Insurance segment was $476.0 million for the six months ended June 30, 2019 compared to $460.3 million for the six months ended June 30, 2018. The EBITDA margin for our Insurance segment was 51.8% for the six months ended June 30, 2019 compared to 54.7% for the six months ended June 30, 2018. The EBITDA margin for the six months ended June 30, 2019 was negatively impacted by higher accelerated vesting of equity awards granted to employees at age 62.
Energy and Specialized Markets
Revenues
Revenues for our Energy and Specialized Markets segment were $139.8 million for the three months ended June 30, 2019 compared to $129.9 million for the three months ended June 30, 2018, an increase of $9.9 million or 7.6%. Our recent acquisition within this segment contributed revenues of $5.8 million and the remaining movement within Energy and Specialized Markets revenue increased $4.1 million or 3.1% primarily from an increase in our market and cost intelligence solutions and core research revenues.
Revenues for our Energy and Specialized Markets segment were $270.6 million for the six months ended June 30, 2019 compared to $255.4 million for the six months ended June 30, 2018, an increase of $15.2 million or 5.9%. Our recent acquisition within this segment contributed revenues of $5.8 million and the remaining movement within Energy and Specialized Markets revenue increased $9.4 million or 3.7% primarily from an increase in our market and cost intelligence solutions, the continuing end-market improvements in the energy sector specifically in core research, and growth in our environmental health and safety services revenue.
Cost of Revenues
Cost of revenues for our Energy and Specialized Markets segment was $59.6 million for the three months ended June 30, 2019 compared to $56.3 million for the three months ended June 30, 2018, an increase of $3.3 million or 5.9%. Our recent acquisition accounted for an increase of $0.8 million in cost of revenues, which was primarily related to salaries and employee benefits, and acquisition-related costs (earn-out) of $0.3 million. The remaining cost of revenues increased $2.5 million or 4.5% primarily due to increases in salaries and employee benefits costs of $2.8 million, information technology expenses of $0.6 million and data costs of $0.2 million; these increases were partially offset by a decrease in other operating costs of $1.1 million.
Cost of revenues for our Energy and Specialized Markets segment was $116.2 million for the six months ended June 30, 2019 compared to $112.0 million for the six months ended June 30, 2018, an increase of $4.2 million or 3.7%. Our recent acquisition accounted for an increase of $0.7 million in cost of revenues, which was primarily related to salaries and employee benefits and acquisition-related costs (earn-out) of $0.4 million. The remaining cost of revenues increased $3.5 million or 3.2% primarily due to increases in salaries and employee benefits costs of $4.2 million, information technology expenses of $0.5 million, and data costs of $0.5 million; these increases were partially offset by a decrease in other operating costs of $1.7 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Energy and Specialized Markets segment were $40.6 million for the three months ended June 30, 2019 compared to $34.9 million for the three months ended June 30, 2018, an increase of $5.7 million or 16.5%. Our recent acquisition accounted for an increase of $4.6 million in SGA, which was primarily related to acquisition-related costs (earn-out) of $2.5 million and salaries and employee benefits. The remaining SGA increased $1.1 million or 3.2% primarily due to an increase in salaries and employee benefits costs of $1.5 million primarily related to stock based compensation of $1.3 million, which was partially offset by a decrease in other general expenses of $0.4 million.
Selling, general and administrative expenses for our Energy and Specialized Markets segment were $78.2 million for the six months ended June 30, 2019 compared to $69.0 million for the six months ended June 30, 2018, an increase of $9.2 million or 13.4%. Our recent acquisition accounted for an increase of $8.1 million in SGA, which was primarily related to acquisition-related costs (earn-out) of $5.0 million, salaries and employee benefits and transaction costs. The remaining SGA increased $1.1 million or 1.6% primarily due to an increase in salaries and employee benefits costs of $1.2 million primarily related to stock based compensation of $1.3 million, professional consulting costs of $0.5 million, and information technology expenses of $0.1 million; these increases were partially offset by a decrease in other general expenses of $0.7 million.
EBITDA Margin
EBITDA for our Energy and Specialized Markets segment was $75.5 million for the six months ended June 30, 2019 compared to $74.8 million for the six months ended June 30, 2018. The EBITDA margin for our Energy and Specialized Markets segment was 27.9% for the six months ended June 30, 2019 compared to 29.3% for the six months ended June 30, 2018. The EBITDA margin for the six months ended June 30, 2019 was negatively impacted by the results of our recent acquisition including acquisition-related costs (earn-out).
Financial Services
Revenues
Revenues for our Financial Services segment were $44.3 million for the three months ended June 30, 2019 compared to $42.0 million for the three months ended June 30, 2018, an increase of $2.3 million or 5.5%. The increase within this segment was primarily due to increases in portfolio management and spend informed analytics revenues.
Revenues for our Financial Services segment were $87.3 million for the six months ended June 30, 2019 compared to $85.0 million for the six months ended June 30, 2018, an increase of $2.3 million or 2.7%. The increase within this segment was primarily due to increases in portfolio management and spend informed analytics revenues offset by weakness in enterprise data management solutions.
Cost of Revenues
Cost of revenues for our Financial Services segment was $24.7 million for the three months ended June 30, 2019 compared to $24.5 million for the three months ended June 30, 2018, an increase of $0.2 million or 0.7%. The increase was primarily due to increases in data costs of $0.5 million, information technology expenses of $0.2 million, and salaries and employee benefits costs of $0.1 million. These increases were partially offset by a decrease in other operating costs of $0.6 million.
Cost of revenues for our Financial Services segment was $48.9 million for the six months ended June 30, 2019 compared to $51.4 million for the six months ended June 30, 2018, a decrease of $2.5 million or 4.7%. Our acquisition-related costs (earn-out) within the Financial Services segment accounted for a decrease of $3.1 million. The remaining cost of revenues increased $0.6 million or 1.4% primarily due to increases in information technology expenses of $0.6 million, data costs of

$0.6 million, salaries and employee benefits costs of $0.5 million; these increases were partially offset by a decrease in other operating costs of $1.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Financial Services segment were $5.4 million for the three months ended June 30, 2019 compared to $4.8 million for the three months ended June 30, 2018, an increase of $0.6 million or 11.6%. The increase was primarily due to increases in salaries and employee benefits costs of $0.7 million and other general expenses of $0.2 million. These increases were partially offset by a decrease in professional consulting costs of $0.3 million.
Selling, general and administrative expenses for our Financial Services segment were $10.8 million for the six months ended June 30, 2019 compared to $10.0 million for the six months ended June 30, 2018, an increase of $0.8 million or 7.5%. Our acquisition-related costs (earn-out) within the Financial Services segment accounted for a decrease of $0.4 million in SGA. The remaining SGA increased $1.2 million or 12.3% primarily due to increases in salaries and employee benefits costs of $0.8 million, professional consulting costs of $0.1 million, information technology expenses of $0.1 million, and other general expenses of $0.2 million.
EBITDA Margin
EBITDA for our Financial Services segment was $27.4 million for the six months ended June 30, 2019 compared to $24.2 million for the six months ended June 30, 2018. The EBITDA margin for our Financial Services segment was 31.3% for the six months ended June 30, 2019 compared to 28.5% for the six months ended June 30, 2018. The EBITDA margin for the six months ended June 30, 2018 was negatively impacted by the acquisition-related costs (earn-out).
Liquidity and Capital Resources
As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents and available-for-sale securities of $156.6 million and $142.8 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the annual or multi-year subscription period in annual amounts. Most of our subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $1,500.0 million Credit Facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the six months ended June 30, 2019 and 2018, we repurchased $125.0 million and $179.4 million of our common stock, respectively.
Financing and Financing Capacity
We had total short-term and long-term debt, excluding finance lease liabilities and the original issue discounts and debt issuance costs on our senior notes and credit facility, of $2,520.0 million and $2,715.0 million at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, we were in compliance with our financial and other debt covenants.
As of June 30, 2019, we had a borrowing capacity of $1,500.0 million, of which $1,425.2 million, net of outstanding letters of credit, was available for borrowings under the Credit Facility with Bank of America N.A., JP Morgan Chase, N.A., and a syndicate of other banks. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, and the share repurchase program.
The Credit Facility contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants also place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.0 to 1.0 and that we maintain, during any period of four fiscal quarters, a consolidated funded debt leverage ratio of 3.5 to 1.0. As of June 30, 2019, we were in compliance with all financial and other debt covenants under the Credit Facility. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.125% to 1.625%, depending upon the consolidated funded debt leverage ratio. As of June 30, 2019 and December 31, 2018, we had outstanding borrowings under the Credit Facility of $70.0 million and $415.0 million, respectively. During the six months ended June 30, 2019, we had borrowings of $325.0 million and repayments of $670.0 million under the Credit Facility.
Cash Flow
The following table summarizes our cash flow data :

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30,			June 30,
	2019	2018		2019	2018

	(in millions)
Net cash provided by operating activities	$200.3	$207.3	(3.4)%	$566.4	$534.2	6.0%
Net cash used in investing activities	$(47.8)	$(101.5)	(52.9)%	$(168.1)	$(170.0)	(1.1)%
Net cash used in financing activities	$(179.8)	$(122.9)	46.3%	$(386.2)	$(377.1)	2.4%
Operating Activities
Net cash provided by operating activities was $200.3 million for the three months ended June 30, 2019 compared to $207.3 million for the three months ended June 30, 2018. Net cash provided by operating activities for the three months ended June 30, 2019 was mitigated by the acceleration of cash collections from customers. Certain customers that made payments in the second quarter of 2018 had accelerated their payments to the first quarter of 2019.
Net cash provided by operating activities was $566.4 million for the six months ended June 30, 2019 compared to $534.2 million for the six months ended June 30, 2018. The increase in net cash provided by operating activities was primarily related to an increase in cash receipts from customers driven by an increase in revenues and operating profit and a decrease in interest payments, partially offset by an increase in tax payments.

Investing Activities
Net cash used in investing activities of $47.8 million for the three months ended June 30, 2019 was primarily related to capital expenditures of $46.9 million. Net cash used in investing activities of $101.5 million for the three months ended June 30, 2018 was primarily related to acquisitions and associated escrow funding of $45.5 million and capital expenditures of $56.1 million. The decrease in capital expenditures of $9.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily related to a decrease in the purchase of aircraft and sensors, partially offset by an increase in software development costs related to new and existing solutions.
Net cash used in investing activities of $168.1 million for the six months ended June 30, 2019 was primarily related to acquisitions of $69.1 million and capital expenditures of $92.1 million. Net cash used in investing activities of $170.0 million for the six months ended June 30, 2018 was primarily related to acquisitions and associated escrow funding of $67.7 million and capital expenditures of $99.3 million. The decrease in capital expenditures of $7.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily related to a decrease in the purchase of aircraft and sensors, partially offset by an increase in software development costs related to new and existing solutions.
Financing Activities
Net cash used in financing activities of $179.8 million for the three months ended June 30, 2019 was primarily driven by net debt repayments on our Credit Facility of $100.0 million, repurchases of common stock of $50.0 million, and dividend payments of $41.0 million, partially offset by proceeds from stock option exercises of $20.7 million. Net cash used in financing activities of $122.9 million for the three months ended June 30, 2018 was primarily related to repurchases of common stock of $143.2 million, partially offset by proceeds from stock option exercises of $29.5 million.
Net cash used in financing activities of $386.2 million for the six months ended June 30, 2019 was primarily driven by net debt repayments on our Credit Facility of $345.0 million and repayment of our 4.875% senior notes of $250.0 million on January 15, 2019, repurchases of common stock of $125.0 million, and dividend payments of $81.9 million, partially offset by proceeds from issuance of long-term debt, net of original issue discount, of $397.9 million, and proceeds from stock option exercises of $32.3 million. Net cash used in financing activities of $377.1 million for the six months ended June 30, 2018 was primarily related to net debt repayments under our Credit Facility of $235.0 million and repurchases of common stock of $179.4 million, partially offset by proceeds from stock option exercises of $47.0 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 19, 2019 except as noted below.
On March 6, 2019, we completed an issuance of $400.0 million aggregate principal amount of 4.125% senior notes due 2029, or the 2029 notes. The 2029 notes mature on March 15, 2029 and accrue interest at a fixed rate of 4.125% per annum. Interest is payable semiannually on the 2029 notes on March 15th and September 15th of each year, beginning on September 15, 2019. We received net proceeds of $394.0 million after deducting original issue discount and debt issuance costs of $2.1 million and $4.1 million, respectively.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other post retirement benefits, stock based compensation, income taxes and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 19, 2019. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the items noted below.
Effective January 1, 2019, we adopted the requirements of ASC 842 using the modified retrospective method. The related critical accounting policies and disclosures are presented in Part I Item 1. Notes 2 and 5 to our condensed consolidated financial statements for the three and six months ended June 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at June 30, 2019 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 19, 2019.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 15 to our condensed consolidated financial statements for the six months ended June 30, 2019 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program, or Repurchase Program, since May 2010, of up to $3.3 billion. In December 2018 and March 2019, we entered into two Accelerated Share Repurchase, or ASR, agreements to repurchase shares of our common stock for an aggregate purchase price of $75.0 million and $50.0 million, respectively, which were settled in March 2019 and June 2019. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determine by us. As of June 30, 2019, we had $302.6 million available to repurchase shares. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $2,997.4 million. Our share repurchases for the quarter ended June 30, 2019 are set forth below:

				Total Number of	Approximate Dollar
				Shares Purchased	Value of Shares that
	Total Number	Average		as Part of Publicly	May Yet Be
	of Shares	Price Paid		Announced Plans	Purchased Under the
Period	Purchased	per Share		or Programs	Plans or Programs
					(in millions)
April 1, 2019 through April 30, 2019	300,752	$133.00	(1)	300,752	$302.6 (1)
May 1, 2019 through May 31, 2019	—	$—		—	$302.6
June 1, 2019 through June 30, 2019	60,721 (1)	$—	(1)	60,721	$302.6
	361,473	$138.32	(1)	361,473
_______________
(1) In March 2019, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $50.0 million with Morgan Stanley & Co. LLC. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $50.0 million on April 1, 2019, we received 300,752 shares of its common stock at a price of $133.00 per share. Upon final settlement in June 2019, we received an additional 60,721 shares as determined by the daily volume weighted average share price of our common stock during the term of the ASR agreement, bringing the total shares received under this ASR agreement to 361,473 and a final average price paid of $138.32 per share.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: July 30, 2019	By:	/s/ Lee M. Shavel
Lee M. Shavel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith.