Form 10-Q
period 2019-09-30
Verisk Analytics, Inc.
filed 2019-10-30
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 25, 2019, there were 163,869,831 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2019 and December 31, 2018

	2019	2018

	(in millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$311.8	$139.5
Accounts receivable, net of allowance for doubtful accounts of $9.2 and $5.7, respectively	405.5	356.4
Prepaid expenses	71.9	63.9
Income taxes receivable	23.3	34.0
Other current assets	18.5	50.7
Total current assets	831.0	644.5
Noncurrent assets:
Fixed assets, net	586.5	555.9
Operating lease right-of-use assets, net	222.1	—
Intangible assets, net	1,141.2	1,227.8
Goodwill	3,367.0	3,361.5
Deferred income tax assets	10.7	11.1
Other assets	130.6	99.5
Total assets	$6,289.1	$5,900.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$362.8	$250.8
Acquisition-related liabilities	81.3	12.7
Short-term debt and current portion of long-term debt	24.9	672.8
Deferred revenues	460.4	383.1
Operating lease liabilities	39.4	—
Income taxes payable	4.8	5.2
Total current liabilities	973.6	1,324.6
Noncurrent liabilities:
Long-term debt	2,668.4	2,050.5
Deferred income tax liabilities	322.2	350.6
Operating lease liabilities	212.3	—
Acquisition-related liabilities	0.2	28.3
Other liabilities	48.7	75.7
Total liabilities	4,225.4	3,829.7
Commitments and contingencies
Stockholders’ equity:
Verisk common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued and 163,651,530 and 163,970,410 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,357.3	2,283.0
Treasury stock, at cost, 380,351,508 and 380,032,628 shares, respectively	(3,751.9)	(3,563.2)
Retained earnings	4,136.6	3,942.6
Accumulated other comprehensive losses	(678.4)	(591.9)
Total stockholders’ equity	2,063.7	2,070.6
Total liabilities and stockholders’ equity	$6,289.1	$5,900.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions, except for share and per share data)
Revenues	$652.7	$598.7	$1,930.3	$1,781.2
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	242.9	219.2	717.0	662.2
Selling, general and administrative	255.0	95.7	478.7	281.0
Depreciation and amortization of fixed assets	45.8	39.5	138.0	121.6
Amortization of intangible assets	33.3	33.2	100.1	98.5
Total operating expenses	577.0	387.6	1,433.8	1,163.3
Operating income	75.7	211.1	496.5	617.9
Other income (expense):
Investment (loss) income and others, net	(5.5)	14.1	(6.5)	19.3
Interest expense	(31.3)	(32.4)	(93.7)	(97.1)
Total other expense, net	(36.8)	(18.3)	(100.2)	(77.8)
Income before income taxes	38.9	192.8	396.3	540.1
Provision for income taxes	(6.0)	(26.8)	(78.6)	(87.6)
Net income	$32.9	$166.0	$317.7	$452.5
Basic net income per share	$0.20	$1.01	$1.94	$2.74
Diluted net income per share	$0.20	$0.99	$1.91	$2.68
Weighted-average shares outstanding:
Basic	163,580,563	164,829,250	163,617,580	164,962,647
Diluted	166,779,618	168,200,766	166,673,946	168,614,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Net income	$32.9	$166.0	$317.7	$452.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(87.3)	(35.7)	(89.7)	(98.6)
Pension and postretirement liability adjustment	1.1	0.3	3.2	2.0
Total other comprehensive loss	(86.2)	(35.4)	(86.5)	(96.6)
Comprehensive (loss) income	$(53.3)	$130.6	$231.2	$355.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Three Months Ended September 30, 2019 and 2018

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

	(in millions, except for share data)
Balance, June 30, 2019	544,003,038	$0.1	$2,336.9	$(3,679.4)	$4,145.3	$(592.2)	$2,210.7
Net income	—	—	—	—	32.9	—	32.9
Common stock dividend ($0.25 per share declared)	—	—	—	—	(41.6)	—	(41.6)
Other comprehensive loss	—	—	—	—	—	(86.2)	(86.2)
Treasury stock acquired (490,716 shares)	—	—	—	(75.0)	—	—	(75.0)
Stock options exercised (252,172 shares transferred from treasury stock)	—	—	10.6	2.4	—	—	13.0
Restricted stock lapsed (1,636 shares transferred from treasury stock)	—	—	—	—	—	—	—
Stock based compensation	—	—	8.8	—	—	—	8.8
Net share settlement from restricted stock awards (240 shares withheld for tax settlement)	—	—	—	—	—	—	—
Other stock issuances (13,657 shares transferred from treasury stock)	—	—	1.0	0.1	—	—	1.1
Balance, September 30, 2019	544,003,038	$0.1	$2,357.3	$(3,751.9)	$4,136.6	$(678.4)	$2,063.7

Balance, June 30, 2018	544,003,038	$0.1	$2,235.0	$(3,317.7)	$3,630.4	$(474.2)	$2,073.6
Net income	—	—	—		166.0	—	166.0
Other comprehensive loss	—	—	—	—		(35.4)	(35.4)
Treasury stock acquired (862,957 shares)	—	—	—	(101.8)	—	—	(101.8)
Stock options exercised (932,600 shares transferred from treasury stock)	—	—	19.3	8.4	—	—	27.7
Restricted stock lapsed (3,761 shares transferred from treasury stock)	—	—	—	—	—	—	—
Stock based compensation	—	—	10.3	—	—	—	10.3
Other stock issuances (13,131 shares transferred from treasury stock)	—	—	0.7	0.1	—	—	0.8
Balance, September 30, 2018	544,003,038	$0.1	$2,265.3	$(3,411.0)	$3,796.4	$(509.6)	$2,141.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Nine Months Ended September 30, 2019 and 2018

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

	(in millions, except for share data)
Balance, January 1, 2019	544,003,038	$0.1	$2,283.0	$(3,563.2)	$3,942.6	$(591.9)	$2,070.6
Net income	—	—	—	—	317.7	—	317.7
Common stock dividend ($0.75 per share declared)	—	—	—	—	(123.7)	—	(123.7)
Other comprehensive loss	—	—	—	—	—	(86.5)	(86.5)
Treasury stock acquired (1,488,779 shares)	—	—	—	(200.0)	—	—	(200.0)
Stock options exercised (970,348 shares transferred from treasury stock)	—	—	41.8	9.3	—	—	51.1
Restricted stock lapsed (163,989 shares transferred from treasury stock)	—	—	(1.6)	1.6	—	—	—
Stock-based compensation	—	—	36.4	—	—	—	36.4
Net share settlement from restricted stock awards (37,875 shares withheld for tax settlement)	—	—	(5.1)	—	—	—	(5.1)
Other stock issuances (35,562 shares transferred from treasury stock)	—	—	2.8	0.4	—	—	3.2
Balance, September 30, 2019	544,003,038	$0.1	$2,357.3	$(3,751.9)	$4,136.6	$(678.4)	$2,063.7

Balance, January 1, 2018	544,003,038	$0.1	$2,180.1	$(3,150.5)	$3,308.0	$(412.3)	$1,925.4
Adjustments to opening retained earnings related to Topic 606 and ASU 2016-01	—	—	—	—	35.9	(0.7)	35.2
Net income	—	—	—	—	452.5	—	452.5
Other comprehensive loss	—	—	—	—	—	(96.6)	(96.6)
Treasury stock acquired (2,574,123 shares)	—	—	—	(282.2)	—	—	(282.2)
Stock options exercised (2,301,868 shares transferred from treasury stock)	—	—	58.0	20.0	—	—	78.0
Restricted stock lapsed (170,833 shares transferred from treasury stock)	—	—	(1.4)	1.4	—	—	—
Stock-based compensation	—	—	30.1	—	—	—	30.1
Net share settlement from restricted stock awards (33,499 shares withheld for tax settlement)	—	—	(3.5)	—	—	—	(3.5)
Other stock issuances (33,070 shares transferred from treasury stock)	—	—	2.0	0.3	—	—	2.3
Balance, September 30, 2018	544,003,038	$0.1	$2,265.3	$(3,411.0)	$3,796.4	$(509.6)	$2,141.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Cash flows from operating activities:
Net income	$32.9	$166.0	$317.7	$452.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	45.8	39.5	138.0	121.6
Amortization of intangible assets	33.3	33.2	100.1	98.5
Amortization of debt issuance costs and original issue discount, net of original issue premium	1.6	1.0	3.5	3.1
Provision for doubtful accounts	1.8	1.3	5.1	4.1
Realized gain on subordinated promissory note	—	(12.3)	—	(12.3)
Loss on sale of assets	6.2	—	6.2	—
Stock-based compensation	8.8	10.3	36.4	30.1
Realized gain on available-for-sale securities, net	(0.1)	(0.2)	(0.7)	(0.3)
Deferred income taxes	(27.4)	(7.6)	(27.4)	(8.7)
Loss on disposal of fixed assets, net	—	0.1	—	0.2

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	35.2	18.5	(54.5)	15.7
Prepaid expenses and other assets	(9.2)	(2.4)	(19.9)	(22.4)
Operating lease right-of-use assets, net	9.9	—	28.5	—
Income taxes	2.7	10.7	13.9	13.9
Acquisition-related liabilities	44.9	0.2	40.5	0.4
Accounts payable and accrued liabilities	138.7	41.1	152.7	37.8
Deferred revenues	(95.3)	(72.5)	71.5	51.3
Operating lease liabilities	(8.7)	—	(27.2)	—
Other liabilities	(7.5)	(0.3)	(4.5)	(24.5)
Net cash provided by operating activities	213.6	226.6	779.9	761.0
Cash flows from investing activities:
Acquisitions, net of cash acquired of $3.1 and $0, and $6.8 and $3.1, respectively	(40.4)	(0.5)	(109.5)	(61.4)
Escrow funding associated with acquisitions	(4.5)	—	(4.5)	(6.3)
Proceeds from subordinated promissory note	—	121.4	—	121.4
Capital expenditures	(60.7)	(55.2)	(152.8)	(154.5)
Other investing activities, net	(0.8)	0.5	(7.7)	(3.0)
Net cash (used in) provided by investing activities	(106.4)	66.2	(274.5)	(103.8)
Cash flows from financing activities:
Repayments of short-term debt, net	(60.0)	(195.0)	(405.0)	(430.0)
Repayments of current portion of long-term debt	—	—	(250.0)	—
Proceeds from issuance of long-term debt, inclusive of original issue premium and net of original issue discount	221.8	—	619.7	—
Payment of debt issuance costs	(1.2)	—	(5.3)	—
Repurchases of common stock	(75.0)	(102.8)	(200.0)	(282.2)
Proceeds from stock options exercised	13.5	27.7	45.8	74.7
Net share settlement from restricted stock awards	—	—	(5.1)	(3.5)
Dividends paid	(40.8)	—	(122.7)	—
Other financing activities, net	(6.9)	(1.3)	(12.2)	(7.5)
Net cash provided by (used in) financing activities	51.4	(271.4)	(334.8)	(648.5)
Effect of exchange rate changes	(0.1)	(5.8)	1.7	(3.4)
Increase in cash and cash equivalents	158.5	15.6	172.3	5.3
Cash and cash equivalents, beginning of period	153.3	132.0	139.5	142.3
Cash and cash equivalents, end of period	$311.8	$147.6	$311.8	$147.6
Supplemental disclosures:
Income taxes paid	$37.5	$23.7	$98.9	$81.7
Interest paid	$16.5	$17.5	$77.1	$81.4
Noncash investing and financing activities:
Debt issuance costs included in accounts payable and accrued liabilities	$1.3	$—	$1.3	$—
Deferred tax liability established on date of acquisition	$2.9	$—	$2.8	$5.1
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$247.6	$—
Finance lease obligations	$9.8	$1.4	$19.2	$12.8
Operating lease obligations	$2.0	$—	$3.3	$—
Tenant improvements	$0.9	$0.1	$1.6	$0.1
Fixed assets included in accounts payable and accrued liabilities	$0.5	$1.8	$0.5	$1.8
Dividend payable included in other liabilities	$0.8	$—	$1.0	$—

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
The condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. Other than adopting Accounting Standard Codification ("ASC") 842, Leases ("ASC 842") and Regulatory Identifier Number ("RIN") 3235-AL82, Disclosure Update and Simplification issued by the Securities and Exchange Commission (“SEC”) as of January 1, 2019, the condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2019 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. The Company believes the disclosures made are adequate to keep the information presented from being misleading. Certain reclassifications, including reflecting acquisition-related liabilities as a separate line item in 2019, have been made within the condensed consolidated balance sheets, condensed consolidated statements of cash flows and in the notes to conform to the respective 2019 presentation.
(a) Leases
In February 2016, the Financial Accounting Standards Board ("FASB") established ASC 842 which focused on increasing transparency and comparability related to leases among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The core principle of ASC 842 is that a lessee should recognize the assets and liabilities that arise from leases. This concept requires a lessee to recognize on the balance sheet a ROU asset representing the lessee’s right to use the underlying asset over the duration of the lease term and a liability to make lease payments. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure leases existing at, or entered into after the adoption date using a modified retrospective approach, with certain practical expedients available.

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
The Company has operating and finance leases for corporate offices, data centers, and certain equipment. The leases have remaining lease terms ranging from one year to fourteen years, some of which include the options to extend the leases for up to twenty years, and some of which include the options to terminate the leases within one year. As of September 30, 2019, extension and termination options have not been considered in the calculation of the ROU assets and lease liabilities as the Company determined it was not reasonably certain that it will exercise those options.
The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease. A ROU asset represents the Company’s right to use an underlying asset for the lease term and the lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. The incremental borrowing rate was calculated by using the Company's credit rating on its publicly-traded U.S. unsecured bonds and estimating an appropriate credit rating for similar secured debt instruments. The Company's calculated credit rating on secured debt instruments determined the yield curve used. The Company calculated an implied spread and applied the spreads to the risk-free interest rates based on the yield of the U.S. Treasury zero coupon securities with a maturity equal to the remaining lease term in determining the borrowing rates for all operating leases. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Lease expense for lease payments are recognized on a straight-line basis over the lease term. Operating lease transactions are included in "Operating lease right-of-use assets, net", and "Operating lease liabilities", current and noncurrent, within the accompanying condensed consolidated balance sheets. Finance leases are included in property and equipment under "Fixed assets, net", "Short-term debt and current portion of long-term debt", and "Long-term debt" within the accompanying condensed consolidated balance sheets.
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
Disaggregated revenues by type of service and by country are provided below for the three and nine months ended September 30, 2019 and 2018. No individual customer or country outside of the U.S. accounted for 10.0% or more of the Company's consolidated revenues for the three and nine months ended September 30, 2019 or 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Insurance:
Underwriting & rating	$310.3	$285.1	$926.1	$854.6
Claims	156.5	142.6	460.4	415.1
Total Insurance	466.8	427.7	1,386.5	1,269.7
Energy and Specialized Markets	142.5	127.7	413.1	383.1
Financial Services	43.4	43.3	130.7	128.4
Total revenues	$652.7	$598.7	$1,930.3	$1,781.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
U.S.	$515.9	$464.0	$1,489.8	$1,373.9
U.K.	42.0	36.6	130.5	107.6
Other countries	94.8	98.1	310.0	299.7
Total revenues	$652.7	$598.7	$1,930.3	$1,781.2

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of September 30, 2019 and December 31, 2018, the Company had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (an amount of consideration is due) from the customer. As of September 30, 2019 and December 31, 2018, the Company had contract liabilities of $463.9 million and $385.1 million, respectively. The $78.8 million increase in contract liabilities from December 31, 2018 to September 30, 2019 was primarily due to billings of $338.2 million that were paid in advance, partially offset by $259.4 million of revenue recognized in the nine months ended September 30, 2019. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other liabilities" in the condensed consolidated balance sheet, respectively, as of September 30, 2019 and December 31, 2018.
The Company’s most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Revenues expected to be recognized in the future related to performance obligations, included within our deferred revenue and other liabilities, that are unsatisfied were $463.9 million and $385.1 million as of September 30, 2019 and December 31, 2018, respectively. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% of the balance at September 30, 2019 and December 31, 2018.
The Company recognizes an asset for incremental costs of obtaining a contract with a customer if it expects the benefits of those costs to be longer than one year. As of September 30, 2019 and December 31, 2018, the Company had deferred commissions of $58.5 million and $49.5 million, respectively, which have been included in "Prepaid expenses" and "Other assets" in the accompanying condensed consolidated balance sheets.

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

Level 1 -	Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments.

Level 2 -	Assets or liabilities valued based on observable market data for similar instruments.

Level 3 -
Assets or liabilities for which significant valuation assumptions are not readily observable in the market;
   instruments valued based on the best available data, some of which are internally-developed, and considers risk premiums that market participants would require.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. The investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $3.4 million and $3.3 million as of September 30, 2019 and December 31, 2018, respectively. Registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in the accompanying condensed consolidated balance sheet.
The Company has elected not to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost less unamortized discount and debt issuance costs, net of unamortized premium. The Company assesses the fair value of these financial instruments based on an estimate of interest rates available to the Company for financial instruments with similar features, the Company’s current credit rating and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of these financial instruments as of September 30, 2019 and December 31, 2018, respectively:

		2019		2018
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instruments not carried at fair value:
Long-term debt excluding finance lease liabilities and syndicated revolving credit facility debt issuance costs	Level 2	$2,649.7	$2,906.3	$2,031.0	$2,347.4

As of September 30, 2019 and December 31, 2018, the Company had securities of $14.0 million and $11.5 million which were accounted for as cost based investments under ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"). The Company does not have the ability to exercise significant influence over the investees’ operating and financial policies. As of September 30, 2019 and December 31, 2018, the Company also had an investment in a limited partnership of $13.1 million and $5.9 million, respectively, accounted for in accordance with ASC 323-10-25 as an equity method investment. These investments were included in "Other assets" in the accompanying condensed consolidated balance sheet.

5. Leases:
The following table presents the cumulative effect of the changes made to the condensed consolidated balance sheet as of January 1, 2019 as a result of the adoption of ASC 842:

	December 31, 2018	Adjustments due to ASC 842	January 1, 2019
Prepaid expenses	$63.9	$(0.2)	$63.7
Operating lease right-of-use assets, net	$—	$247.8	$247.8
Accounts payable and accrued liabilities	$250.8	$(2.0)	$248.8
Operating lease liabilities, current	$—	$39.5	$39.5
Operating lease liabilities, noncurrent	$—	$236.4	$236.4
Other liabilities	$75.7	$(26.3)	$49.4

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, ROU assets obtained, weighted-average remaining lease terms, and weighted-average discount rates for finance and operating leases for the three and nine months ended September 30, 2019.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2019	2019
Lease cost:
Operating lease cost (1)	$11.8	$35.9
Finance lease cost
Depreciation of finance lease assets (2)	4.0	10.1
Interest on finance lease liabilities (3)	0.4	1.2
Total lease cost	$16.2	$47.2

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(10.8)	$(34.4)
Operating cash outflows from finance leases	$(0.4)	$(1.2)
Financing cash outflows from finance leases	$(6.9)	$(11.4)
Weighted-average remaining lease term - operating leases	9.5 years	9.5 years
Weighted-average remaining lease term - finance leases	2.8 years	2.8 years
Weighted-average discount rate - operating leases	3.9%	3.9%
Weighted-average discount rate - finance leases	4.5%	4.5%
_______________
(1) Included in "Cost of revenues" and "Selling, general and administrative" expenses in the accompanying condensed consolidated statements of operations
(2) Included in "Depreciation and amortization of fixed assets" in the accompanying condensed consolidated statements of operations
(3) Included in "Interest expense" in the accompanying condensed consolidated statements of operations
The ROU assets and lease liabilities for finance leases were $37.7 million and $35.7 million, respectively, as of September 30, 2019. The ROU assets for finance leases were included in "Fixed assets, net" in the accompanying condensed consolidated balance sheets. The lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in the accompanying condensed consolidated balance sheets (see Note 9. Debt).

Maturities of lease liabilities for the remainder of 2019 and the years through 2025 and thereafter are as follows:

	September 30, 2019
Years Ending	Operating Leases	Finance Leases
2019	$13.3	$4.9
2020	47.5	15.0
2021	37.5	12.5
2022	34.1	4.9
2023	29.3	0.6
2024	20.1	—
2025 and thereafter	127.6	—
Total lease payments	309.4	37.9
Less: Amount representing interest	(57.7)	(2.2)
Present value of total lease payments	$251.7	$35.7

The following table summarizes the minimum rentals under long-term noncancelable leases for all leased premises, computer equipment and automobiles under ASC 840, Leases, as filed in the annual report on Form 10-K for the year ended December 31, 2018:

Years Ending	Operating Leases	Capital Leases
2019	$46.0	$8.3
2020	46.3	9.5
2021	37.2	8.6
2022	33.8	2.8
2023	28.9	—
2024 and thereafter	147.6	—
Net minimum lease payments	$339.8	29.2
Less: Amount representing interest		(1.9)
Present value of net minimum lease capital payments		$27.3

Rent expense on operating leases approximated $11.6 million and $34.5 million for the three and nine months ended September 30, 2018, respectively.
6. Acquisitions:
2019 Acquisitions

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

On July 31, 2019, the Company acquired 100 percent of the stock of Keystone Aerial Surveys, Inc. ("Keystone"), for a net cash purchase price of $29.9 million, of which $3.0 million represents indemnity escrows, to expand its remote imagery business. Keystone sources imagery by providing customers geospatial solutions and has become part of the claims category within the Company's Insurance segment. The preliminary purchase price allocation of the acquisition is presented as part of "Others' in the table below.

On August 28, 2019, the Company acquired 100 percent of the asset of Property Pres Wizard, LLC. ("PPW"), for a net cash purchase price of $15.0 million, of which $1.5 million represents indemnity escrows. PPW is a web and mobile application that manages work order details and property status in the field services industry throughout the supply chain. PPW has become part of the claims category within the Company's Insurance segment. The preliminary purchase price allocation of the acquisition is presented as part of "Others' in the table below.

The preliminary purchase price allocation of the 2019 acquisitions resulted in the following:

	CaaS	Others	Total
Cash and cash equivalents	$3.7	$3.1	$6.8
Accounts receivable	—	3.9	3.9
Other current assets	3.1	0.7	3.8
Fixed assets	—	7.8	7.8
Operating lease right-of-use assets, net	—	0.5	0.5
Intangible assets	34.4	10.0	44.4
Goodwill	42.9	26.5	69.4
Other assets	—	4.7	4.7
Total assets acquired	84.1	57.2	141.3
Current liabilities	(1.3)	(1.3)	(2.6)
Deferred revenues	(10.1)	—	(10.1)
Operating lease liabilities	—	(0.5)	(0.5)
Deferred income tax, net	0.1	(2.9)	(2.8)
Other liabilities	—	(4.5)	(4.5)
Total liabilities assumed	(11.3)	(9.2)	(20.5)
Net assets acquired	72.8	48.0	120.8
Cash acquired	(3.7)	(3.1)	(6.8)
Net cash purchase price	$69.1	$44.9	$114.0

The preliminary amounts assigned to intangible assets by type for the 2019 acquisitions are summarized in the table below:

	Weighted Average Useful Life	Total
Technology	7 years	$6.9
Marketing	6 years	1.3
Customer	11 years	21.6
Database	10 years	14.6
Total intangible assets		$44.4

The preliminary allocations of the purchase price for the 2018 and 2019 acquisitions with less than a year ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on the condensed consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to operating leases, income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with the Company’s acquisitions include the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as the ability to grow the Company through adding additional customer relationships or new solutions in the future. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon the Company's valuation model and historical experiences with entities with similar business characteristics.
For the nine months ended September 30, 2019, the Company finalized the purchase accounting for the acquisitions of Marketview Limited, Business Insight Limited, and Validus-IVC Limited during the measurement periods in accordance with ASC 805, Business Combinations. The impact of finalization of the purchase accounting associated with these acquisitions was not material to the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018.

For the three and nine months ended September 30, 2019, the Company incurred transaction costs of $0.3 million and $1.6 million, respectively. For the three and nine months ended September 30, 2018, the Company incurred transaction costs of $0 and $1.2 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in the accompanying condensed consolidated statements of operations. Of the total goodwill associated with the 2019 acquisitions of $69.4 million, $30.2 million associated with the stock purchase is not deductible for tax purposes.
The 2019 acquisitions were immaterial, both individually and in the aggregate, to the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows and Related Liabilities
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition date. At September 30, 2019 and December 31, 2018, the current portion of the escrows amounted to $0.7 million and $31.2 million, and the noncurrent portion of the escrows amounted to $12.9 million and $8.7 million, respectively. The decrease in the current portion of the escrows was primarily related to $30.8 million of escrow releases mostly associated with the Company's 2017 and 2018 acquisitions. The current and noncurrent portions of the escrows have been included in “Other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets, respectively.

The acquisitions of Emergent Network Intelligence Limited, Healix International Holdings Limited, Rebmark Legal Solutions Limited, PowerAdvocate, Inc. and Validus-IVC Limited include acquisition related contingencies, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and EBITDA margin earn-out targets for exceptional performance. The Company believes that the liabilities recorded as of September 30, 2019 and December 31, 2018 reflect the best estimate of acquisition related contingent payments. The associated current acquisition related liabilities were $81.3 million and $12.7 million as of September 30, 2019 and December 31, 2018, respectively. The associated noncurrent acquisition related liabilities for these acquisitions were of $0.2 million and $28.3 million as of September 30, 2019 and December 31, 2018, respectively.
7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2018 through September 30, 2019, both in total and as allocated to the Company’s operating segments:

	Insurance	Energy and Specialized Markets	Financial Services	Total
Goodwill at December 31, 2018	$833.8	$2,054.7	$473.0	$3,361.5
Current period acquisitions	26.5	42.9	—	69.4
Current period disposition	—	—	(0.7)	(0.7)
Purchase accounting reclassification	0.3	—	(0.1)	0.2
Foreign currency translation	(14.1)	(49.0)	(0.3)	(63.4)
Goodwill at September 30, 2019	$846.5	$2,048.6	$471.9	$3,367.0

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2019, and concluded that there was no impairment of goodwill. There were no triggering events for the three months ended September 30, 2019 that would impact the results of the impairment test performed as of June 30, 2019.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
September 30, 2019
Technology	8 years	$438.5	$(281.1)	$157.4
Marketing	16 years	249.6	(87.0)	162.6
Contract	6 years	5.0	(5.0)	—
Customer	14 years	723.7	(258.9)	464.8
Database	19 years	450.8	(94.4)	356.4
Total intangible assets		$1,867.6	$(726.4)	$1,141.2
December 31, 2018
Technology	8 years	$438.8	$(255.5)	$183.3
Marketing	16 years	255.8	(77.2)	178.6
Contract	6 years	5.0	(5.0)	—
Customer	14 years	718.2	(223.9)	494.3
Database	19 years	450.5	(78.9)	371.6
Total intangible assets		$1,868.3	$(640.5)	$1,227.8

Amortization expense related to intangible assets for the three months ended September 30, 2019 and 2018 was $33.3 million and $33.2 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2019 and 2018 was $100.1 million and $98.5 million, respectively. Estimated amortization expense for the remainder of 2019 and the years through 2024 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2019	$33.2
2020	130.5
2021	120.2
2022	109.3
2023	97.5
2024 and thereafter	650.5
$1,141.2

8. Income Taxes:
The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 15.5% and 19.8% compared to the effective tax rate for the three and nine months ended September 30, 2018 of 13.9% and 16.2%. The effective tax rate for the three months ended September 30, 2019 was higher than the September 30, 2018 effective tax rate due to the impact of nondeductible earn-out expenses in the current period, offset by favorable audit settlements in the current period. The effective tax rate for the nine months ended September 30, 2019 is higher than the effective tax rate for the nine months ended September 30, 2018 primarily due to the impact of lower tax benefits from equity compensation in the current period versus the prior period, as well as the impact of nondeductible earn-out expenses in the current period. The difference between statutory tax rates and the Company’s effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local income taxes.

9. Debt:
The following table presents short-term and long-term debt by issuance as of September 30, 2019 and December 31, 2018:

	Issuance Date	Maturity Date	2019	2018
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$10.0	$415.0
Senior notes:
4.875% senior notes	12/8/2011	1/15/2019	—	250.0
Finance lease liabilities (1)	Various	Various	14.9	7.8
Short-term debt and current portion of long-term debt			24.9	672.8
Long-term debt:
Senior notes:
4.125% senior notes (2), inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $13.9	03/06/2019	03/15/2029	613.9	—
4.000% senior notes, less unamortized discount and debt issuance costs of $(7.0) and $(7.9), respectively	05/15/2015	06/15/2025	893.0	892.1
5.500% senior notes, less unamortized discount and debt issuance costs of $(4.6) and $(4.7), respectively	05/15/2015	06/15/2045	345.4	345.3
4.125% senior notes, less unamortized discount and debt issuance costs of $(1.8) and $(2.3), respectively	09/12/2012	09/12/2022	348.2	347.7
5.800% senior notes, less unamortized discount and debt issuance costs of $(0.8) and $(1.2), respectively	04/06/2011	05/01/2021	449.2	448.8
Finance lease liabilities (1)	Various	Various	20.8	19.5
Syndicated revolving credit facility debt issuance costs	Various	Various	(2.1)	(2.9)
Long-term debt			2,668.4	2,050.5
Total debt			$2,693.3	$2,723.3

_______________
(1) Refer to Note 5. Leases
(2) The Company offered an additional issuance of these notes on September 6, 2019.
On January 15, 2019, the Company utilized borrowings from its the Credit Facility and cash from operations to repay the 4.875% senior notes in full in an amount of $250.0 million.

On March 6, 2019, the Company completed an issuance of $400.0 million aggregate principal amount of 4.125% senior notes due 2029 (the "2029 notes"), which were issued at a discount of $2.1 million and the Company incurred debt issuance costs of $4.1 million. On September 6, 2019, the Company completed an additional issuance of $200.0 million aggregate principal amount of the 2029 notes that were issued at a premium of $21.8 million and the Company incurred debt issuance costs of $1.9 million. The 2029 notes mature on March 15, 2029 and accrue interest at a fixed rate of 4.125% per annum. Interest is payable semiannually on the 2029 notes on March 15th and September 15th of each year, beginning on March 15, 2020. The original issue discount, original issue premium and debt issuance costs were recorded in "Long-term debt" in the accompanying condensed consolidated balance sheets and these costs will be amortized to "Interest expense" in the accompanying consolidated statements of operations over the life of the 2029 notes. The net proceeds from the issuance of the 2029 notes were utilized to support the acquisition of Genscape (See Note 16. Subsequent Events), partially repay the Credit Facility and for general corporate purposes. The indenture governing the 2029 notes restricts the Company's ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of the Company's assets, or merge with or into, any other person or entity. As of September 30, 2019 and December 31, 2018, the Company had senior notes with an aggregate principal amount of $2,650.0 million and $2,300.0 million outstanding, respectively, and was in compliance with their financial and other debt covenants.
On August 15, 2019, the Company entered into the Fourth Amendment (the "Amendment") to the committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility") with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company, which reduced the borrowing capacity from $1,500.0 million to $1,000.0 million, extended the maturity date to August 15, 2024, and amended the pricing grid. Interest on borrowings under the Amendment is payable at an interest rate of LIBOR plus 1.0% to 1.625%, depending upon the public debt rating. A commitment fee on any unused balance is payable periodically and may range from 8.0 to 20.0 basis points based upon the public debt rating. The Amendment also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, the Company has a consolidated funded debt leverage ratio of less than 3.5 to 1.0. At the election of the Company, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.0 to 1.0 for no more than once and 4.25 to 1.0 in any subsequent request for no more than once. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program (the "Repurchase Program"). As of September 30, 2019, the Company was in compliance with all financial and other debt covenants under the Credit Facility. As of September 30, 2019 and December 31, 2018, the available capacity under the Credit Facility was $984.8 million and $1,078.9 million, net of the letters of credit of $5.2 million and $6.1 million, respectively. In connection with the Amendment, the Company incurred additional debt issuance costs of $0.6 million, which will be amortized to "Interest expense" within the accompanying condensed consolidated statements of operations over the remaining life of the Credit Facility. In addition, due to the reduction in the available capacity as part of the Amendment, previously capitalized debt issuance costs of $0.7 million were written off and recorded to "Interest expense" in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019. Subsequent to September 30, 2019, the Company had borrowings of $250.0 million and repayments of $10.0 million under the Credit Facility.
10. Stockholders’ Equity:

The Company has 2,000,000,000 shares of authorized common stock as of September 30, 2019 and December 31, 2018. The Company's common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of September 30, 2019.
At September 30, 2019 and December 31, 2018, the adjusted closing price of Verisk's common stock was $158.14 and $108.47 per share, respectively.
On February 13, 2019, April 29, 2019 and July 24, 2019, the Company’s Board approved a cash dividend of $0.25 per share of common stock issued and outstanding to the holders of record as of March 15, 2019, June 14, 2019 and September 13, 2019, respectively.  The cash dividend of $40.9 million, $41.0 million, and $40.8 million was paid on March 29, 2019, June 28, 2019 and September 30, 2019 and recorded as a reduction to retained earnings, respectively.

Share Repurchase Program
Since May 2010, the Company has authorized repurchases of up to $3,300.0 million of its common stock through its Repurchase Program. The Company has repurchased shares with an aggregate value of $3,072.4 million. The Company repurchased 1,488,779 shares of common stock with an aggregate value of $200.0 million during the nine months ended September 30, 2019. As of September 30, 2019, the Company had $227.6 million available to repurchase shares through its Repurchase Program.
In December 2018, March 2019, and June 2019, the Company entered into Accelerated Share Repurchase ("ASR") agreements to repurchase shares of its common stock for an aggregate purchase price of $75.0 million, $50.0 million and $75.0 million, respectively, with Morgan Stanley & Co. LLC and HSBC Bank USA, N.A. The ASR agreements are each accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to the Company's common stock. The forward stock purchase agreements are each classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and were deemed to have a fair value of zero at the respective effective date. Upon payments of the aggregate purchase price on January 2, 2019, April 1, 2019, and July 1, 2019, the Company received an aggregate delivery of 550,257, 300,752, and 409,668 shares of its common stock at a price of $109.04, $133.00, and $146.46, respectively. Upon the final settlement of the ASR agreements in March 2019, June 2019, and September 2019, the Company received additional shares of 86,333, 60,721, and 81,048, respectively, as determined by the volume weighted average share price of Verisk's common stock during the term of the ASR agreements. The aggregate purchase price was recorded as a reduction to stockholders' equity in the Company's condensed consolidated statements of changes in stockholders' equity for the nine months ended September 30, 2019. The total of 1,488,779 shares for the nine months ended September 30, 2019 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").
Treasury Stock
As of September 30, 2019, the Company’s treasury stock consisted of 380,351,508 shares of common stock, carried at cost. During the nine months ended September 30, 2019, the Company transferred 1,169,899 shares of common stock from the treasury shares at a weighted average treasury stock price of $9.67 per share.
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
The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator used in basic and diluted EPS:
Net income	$32.9	$166.0	$317.7	$452.5
Denominator:
Weighted average number of common shares used in basic EPS	163,580,563	164,829,250	163,617,580	164,962,647
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,199,055	3,371,516	3,056,366	3,652,188
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	166,779,618	168,200,766	166,673,946	168,614,835

The potential shares of common stock that were excluded from diluted EPS were 870,606 and 956,014 for the three months ended September 30, 2019 and 2018, and 606,100 and 622,199 for the nine months ended September 30, 2019 and 2018, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of September 30, 2019 and December 31, 2018:

	2019	2018
Foreign currency translation adjustment	$(578.2)	$(488.5)
Pension and postretirement adjustment, net of tax	(100.2)	(103.4)
Accumulated other comprehensive losses	$(678.4)	$(591.9)

The before tax and after tax amounts of other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended September 30, 2019
Foreign currency translation adjustment	$(87.3)	$—	$(87.3)
Pension and postretirement adjustment before reclassifications	2.0	(0.3)	1.7
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(0.8)	0.2	(0.6)
Pension and postretirement adjustment	1.2	(0.1)	1.1
Total other comprehensive loss	$(86.1)	$(0.1)	$(86.2)
For the Three Months Ended September 30, 2018
Foreign currency translation adjustment	$(35.7)	$—	$(35.7)
Pension and postretirement adjustment before reclassifications	1.9	(0.8)	1.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(0.9)	0.1	(0.8)
Pension and postretirement adjustment	1.0	(0.7)	0.3
Total other comprehensive loss	$(34.7)	$(0.7)	$(35.4)

	Before Tax	Tax (Expense) Benefit	After Tax
For the Nine Months Ended September 30, 2019
Foreign currency translation adjustment	$(89.7)	$—	$(89.7)
Pension and postretirement adjustment before reclassifications	7.7	(1.6)	6.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(3.8)	0.9	(2.9)
Pension and postretirement adjustment	3.9	(0.7)	3.2
Total other comprehensive loss	$(85.8)	$(0.7)	$(86.5)
For the Nine Months Ended September 30, 2018
Foreign currency translation adjustment	$(98.6)	$—	$(98.6)
Pension and postretirement adjustment before reclassifications	5.6	(1.5)	4.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(2.7)	0.6	(2.1)
Pension and postretirement adjustment	2.9	(0.9)	2.0
Total other comprehensive loss	$(95.7)	$(0.9)	$(96.6)
_______________

(1)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12. Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
Equity Compensation Plans
All of the Company’s outstanding stock options, restricted stock awards, and performance share units ("PSU") are covered under the 2013 Incentive Plan or 2009 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company transferred common stock under these plans from the Company’s treasury shares. As of September 30, 2019, there were 4,381,854 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the three months ended September 30, 2019 and 2018 was $13.5 million and $27.7 million, respectively. Cash received from stock option exercises for the nine months ended September 30, 2019 and 2018 was $45.8 million and $74.7 million, respectively.
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

The Company’s sharesave plan (“UK Sharesave Plan”) offers qualifying employees in the United Kingdom the opportunity to own shares of the Company’s common stock.  Employees who elect to participate are granted stock options, of which the exercise price is equal to the adjusted closing price of the Company’s common stock on the grant date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the nine months ended September 30, 2019 and 2018, the Company granted 18,713 and 19,247 stock options under the UK Sharesave Plan at a discounted exercise price of $136.35 and $101.27, respectively.
A summary of the status of the stock options, restricted stock, and PSUs awarded under the 2013 Incentive Plan as of December 31, 2018 and September 30, 2019 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
			(in millions)
Outstanding at December 31, 2018	6,820,046	$67.27	$284.9	533,335	$88.55	42,050	$140.70
Granted	897,849	$135.12		163,541	$135.36	51,792	$173.59
Dividend reinvestment	—	$—		—	$—	239	Not applicable
Exercised or lapsed	(970,348)	$52.78	$84.0	(209,712)	$84.60	—
Canceled, expired or forfeited	(144,258)	$94.63		(25,077)	$109.94	—
Outstanding at September 30, 2019	6,603,289	$78.04	$528.9	462,087	$98.63	94,081	$158.85
Exercisable at September 30, 2019	4,415,326	$63.32	$418.7
Exercisable at December 31, 2018	4,360,117	$55.94	$231.5
Nonvested at September 30, 2019	2,187,963			455,547		94,081
Expected to vest at September 30, 2019	1,852,243			428,029		183,231	(1)
_______________

(1)	Includes estimated performance achievement

The fair value of the stock options granted for the nine months ended September 30, 2019 and 2018 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table:

	2019	2018
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	18.76%	18.51%
Risk-free interest rate	2.27%	2.52%
Expected term in years	4.4 years	4.4 years
Dividend yield	0.80%	—
Weighted average grant date fair value per stock option	$24.09	$21.37

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
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of Verisk common stock as of the reporting date. Excess tax benefits from exercised stock options were recorded as income tax benefit in the condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 5.88 years and 4.60 years for outstanding and exercisable stock options, respectively, as of September 30, 2019.
The Company’s employee stock purchase plan (“US ESPP”) offers eligible employees in the United States the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the nine months ended September 30, 2019 and 2018, the Company issued 23,321 and 21,988 shares of common stock at a weighted discounted price of $138.02 and $105.14 for the ESPP, respectively.
As of September 30, 2019, there was $88.2 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under the 2009 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.57 years. The total grant date fair value of options vested was $13.0 million and $12.4 million during the nine months ended September 30, 2019 and 2018, respectively. The total grant date fair value of restricted stock vested during the nine months ended September 30, 2019 and 2018 was $15.3 million and $13.7 million, respectively. The total grant date fair value of PSUs vested during the nine months ended September 30, 2019 and 2018 was $3.0 million and $1.0 million, respectively.
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

	Pension Plan and SERP		Postretirement Plan

	For the Three Months Ended September 30,
	2019	2018	2019	2018
Interest cost	$3.4	$3.8	$—	$—
Expected return on plan assets	(7.1)	(8.2)	—	—
Amortization of net actuarial loss	0.7	0.8	0.1	0.1
Net periodic (benefit) cost	$(3.0)	$(3.6)	$0.1	$0.1
Employer contributions, net	$0.2	$0.2	$(0.1)	$0.2

	Pension Plan and SERP		Postretirement Plan

	For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	$11.8	$11.4	$0.2	$0.2
Expected return on plan assets	(22.6)	(24.6)	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	(0.1)	(0.1)
Amortization of net actuarial loss	3.5	2.4	0.3	0.3
Net periodic (benefit) cost	$(7.2)	$(10.7)	$0.3	$0.3
Employer contributions, net	$0.6	$0.7	$(0.4)	$(0.1)
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
Financial Services: The Company maintains a bank account consortia to provide competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services that help financial institutions, payment networks and processors, alternative lenders, regulators and merchants make better strategy, marketing, and risk decisions. Customers apply the Company's solutions in the areas of tailored data management and media effectiveness that include business intelligence platforms, profile views, mobile data solutions, enterprise database services, and fraud risk scoring algorithms for marketing, fraud, and risk mitigation. In addition, the Company's bankruptcy management solutions assist creditors, debt servicing businesses and credit services to enhance regulatory compliance by eliminating stay violation and portfolio valuation risk. As of July 15, 2019, the Company sold its retail analytics solution business for $2.0 million excluding contingent and indemnity escrows of $0.4 million. The sale resulted in a loss of $6.2 million that was included within "Investment (loss) income and others, net" in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019.
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
The following table provides the Company’s revenue and EBITDA by reportable segment for the three and nine months ended September 30, 2019 and 2018, and the reconciliation of EBITDA to income before income taxes as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	September 30, 2019				September 30, 2018
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$466.8	$142.5	$43.4	$652.7	$427.7	$127.7	$43.3	$598.7
Expenses:
Cost of revenues (exclusive of items shown separately below)	(158.6)	(60.0)	(24.3)	(242.9)	(142.1)	(53.2)	(23.9)	(219.2)
Selling, general and administrative	(195.5)	(54.7)	(4.8)	(255.0)	(57.5)	(34.1)	(4.1)	(95.7)
Investment (loss) income and others, net	(0.5)	1.2	(6.2)	(5.5)	12.0	0.8	1.3	14.1
EBITDA	$112.2	$29.0	$8.1	149.3	$240.1	$41.2	$16.6	297.9
Depreciation and amortization of fixed assets				(45.8)				(39.5)
Amortization of intangible assets				(33.3)				(33.2)
Interest expense				(31.3)				(32.4)
Income before income taxes				$38.9				$192.8

	For the Nine Months Ended
	September 30, 2019				September 30, 2018
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$1,386.5	$413.1	$130.7	$1,930.3	$1,269.7	$383.1	$128.4	$1,781.2
Expenses:
Cost of revenues (exclusive of items shown separately below)	(467.6)	(176.2)	(73.2)	(717.0)	(422.2)	(164.7)	(75.3)	(662.2)
Selling, general and administrative	(330.1)	(132.9)	(15.7)	(478.7)	(163.3)	(103.6)	(14.1)	(281.0)
Investment (loss) income and others, net	(0.6)	0.5	(6.4)	(6.5)	16.2	1.2	1.9	19.3
EBITDA	$588.2	$104.5	$35.4	728.1	$700.4	$116.0	$40.9	857.3
Depreciation and amortization of fixed assets				(138.0)				(121.6)
Amortization of intangible assets				(100.1)				(98.5)
Interest expense				(93.7)				(97.1)
Income before income taxes				$396.3				$540.1

Long-lived assets by country are provided below:

	September 30, 2019	December 31, 2018
Long-lived assets:
U.S	$2,554.4	$2,335.8
U.K.	2,477.4	2,595.5
Other countries	426.3	324.5
Total long-lived assets	$5,458.1	$5,255.8

14. Related Parties:
The Company considers its stockholders that own more than 5.0% of the outstanding common stock to be related parties as defined within ASC 850, Related Party Disclosures. As of September 30, 2019 and December 31, 2018, the Company had no material transactions with related parties.
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
Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleged that the Company’s Roof InSight (now known as Geomni Roof), Property InSight product (now known as Geomni Property) and Aerial Sketch product in combination with the Company's Xactimate product infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 8,078,436 (the "436 patent"), 8,170,840 (the "840 patent"), 8,209,152 (the "152 patent"), 8,542,880 (the "880 patent"), 8,818,770 (the "770 patent"), 8,823,732 (the "732 patent"), and 8,825,454 (the "454 patent"). On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 9,129,376 (the "376 patent") and 9,135,737 (the "737 patent") to the lawsuit. The First Amended Complaint sought an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, including by way of inducement the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 19, 2017, the District Court entered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to the 880 and 732 patents, and certain asserted claims of the 436, 840, 152, 770, 454, 376 and 737 patents (collectively the “Patents in Suit”). Eagle View further reduced the number of asserted claims pertaining to the Patents in Suit to 18 asserted claims. Thereafter, Eagle View dropped the 152 patent and further reduced the number of asserted claims from the six remaining Patents in Suit to 11 asserted claims. Fact discovery and expert discovery closed in 2018 and defendants' summary judgment motions were fully submitted on October 26, 2018. On December 6, 2018, the Court denied Eagle View’s motion for summary judgment that a key prior art reference be excluded. On December 20, 2018, the Court denied the Company’s motion for summary judgment of equitable estoppel. On January 29, 2019, the Court denied the Company’s motion for summary judgment of unpatentability pursuant to Section 101 of the Patent Statute. Thereafter, Eagle View dropped the 737 patent and further reduced the number of asserted claims from the five remaining Patents in Suit to 6 asserted claims. On September 25, 2019, following a trial, the jury determined that the Company had willfully infringed the 6 asserted claims, and assessed damages in the amount of $125.0 million, for which the Company has recorded a reserve. The impact associated with the reserve was included in the "Selling, general and administrative" in the accompanying condensed consolidated statements of operations. Eagle View has indicated that it plans to petition the Court to award up to treble damages. The Company plans to appeal these results. After trial, Plaintiff moved for a temporary restraining order (“TRO”) and a permanent injunction preventing defendants’ sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. The Court granted the motion for a TRO on September 26, 2019 and on October 18, 2019, issued an Order permanently enjoining defendants’ sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. At this time, it is not reasonably possible to determine the ultimate resolution of this matter.
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

Defendants filed their motions to dismiss the Second Amended Complaint on March 8, 2019. On July 2, 2019, the Court granted those motions, dismissing various claims with leave to amend, and dismissing other claims with prejudice. Plaintiffs filed their Third Amended Complaint on August 1, 2019. As in the Second Amended Complaint plaintiffs claim in the Third Amended Complaint that defendants violated federal antitrust law as well as California consumer protection law and common law. Defendants filed their motions to dismiss the Third Amended Complaint on September 19, 2019. The motions will be fully submitted on October 31, 2019 with oral argument scheduled on November 27, 2019. At this time, it is not reasonably possible to determine the ultimate resolution of, or estimate the liability related to, this matter.
16. Subsequent Events:

On August 26, 2019, the Company entered into a stock purchase agreement to acquire Genscape, Inc. (“Genscape”), a global provider of real-time data and intelligence for commodity and energy markets, for approximately $364.0 million in cash. Genscape will become part of the Energy and Specialized Markets segment, and will enhance the Wood Mackenzie business’ existing sector intelligence in energy data and analytics. The purchase price is expected to be funded from the additional issuance of $200.0 million of the 2029 notes (See Note 9. Debt), proceeds from the Credit Facility, and the general assets of the Company. The transaction is anticipated to close in the fourth quarter of 2019, subject to the completion of customary closing conditions. This information will be included in the annual report on Form 10-K for the year ending December 31, 2019.
In September 2019, the Company entered into an additional ASR agreement with HSBC Bank USA, N.A. to repurchase shares of its common stock for an aggregate purchase price of $50.0 million. Upon payment of the aggregate purchase price on October 1, 2019, the Company received an initial delivery of 252,940 shares of its common stock at a price of $158.14 per share, representing approximately $40.0 million of the aggregate purchase price. Upon the final settlement of the ASR agreement in December 2019, the Company may be entitled to receive additional shares of its common stock or, under certain limited circumstances, be required to deliver shares to the counter-party.

On October 10, 2019, the Company acquired 100 percent of the stock of BuildFax, Inc. ("BuildFax") for a net cash purchase price of $42.2 million, after an estimated working capital adjustment of $0.7 million, and a holdback of $1.0 million.  BuildFax uses building permit, contractor, and inspection data to provide information about the condition of properties to insurance and financial institutions. The data from BuildFax enhances property analytics under the underwriting & rating category within the Company's Insurance segment while helping underwriters gain insight into changes in the property insured. The purchase price was funded from the general assets of the Company and proceeds from the Credit Facility, and will be adjusted subsequent to close to reflect the final balances of certain working capital accounts and other closing adjustments. This information will be included in the annual report on Form 10-K for the year ending December 31, 2019.

On October 23, 2019, the Company's Board approved a cash dividend of $0.25 per share of common stock issued and outstanding, payable on December 31, 2019, to the holders of record as of December 13, 2019. The dividend is recorded, subsequent to September 30, 2019, as a reduction to retained earnings and will be adjusted for actual payments.

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
We organize our business in three segments: Insurance, Energy and Specialized Markets, and Financial Services. Our Insurance segment provides underwriting and rating, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 72% and 71% of our revenues for the nine months ended September 30, 2019 and 2018, respectively. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented approximately 21% and 22% of our revenues for the nine months ended September 30, 2019 and 2018, respectively. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants. Our Financial Services segment's revenues represented approximately 7% of our revenues for the nine months ended September 30, 2019 and 2018.
Executive Summary
Key Performance Metrics
We believe our business' ability to generate recurring revenue and positive cash flow is the key indicator of the successful execution of our business strategy. We use year-over-year revenue growth and EBITDA as metrics to measure our performance. EBITDA is a non-GAAP financial measure (See footnote 1 within the Condensed Consolidated Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations). The nearest equivalent respective GAAP financial measures are net income and net income margin.
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

Revenues
We recognize revenues through long-term agreements for hosted subscriptions, advisory/consulting services and on a transactional basis, recurring and non-recurring. Hosted subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renews each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. Our long-term agreements are generally for periods of three to five years. We recognize revenue from subscriptions ratably over the term of the long-term agreements.
Approximately 82% and 81% of the revenues in our Insurance segment for the nine months ended September 30, 2019 and 2018, respectively, were derived from hosted subscriptions with long-term agreements for our solutions. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 78% of the revenues in our Energy and Specialized Markets segment for the nine months ended September 30, 2019 and 2018, were derived from hosted subscriptions with long-term agreements for our solutions. Our customers in this segment include most of the top 10 global energy providers around the world. Approximately 72% of the revenues in our Financial Services segment for the nine months ended September 30, 2019 and 2018, were derived from subscriptions with long-term agreements for our solutions. Our customers in this segment include all of the top 30 credit card issuers in North America, the United Kingdom, and Australia.
We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the nine months ended September 30, 2019 and 2018, approximately 20% of our revenues were derived from providing transactional recurring and non-recurring solutions.
Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 53% and 58% of our total operating expenses for the nine months ended September 30, 2019 and 2018, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018

	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$466.8	$427.7	9.2%	$1,386.5	$1,269.7	9.2%
Energy and Specialized Markets	142.5	127.7	11.6%	413.1	383.1	7.8%
Financial Services	43.4	43.3	0.1%	130.7	128.4	1.8%
Revenues	652.7	598.7	9.0%	1,930.3	1,781.2	8.4%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	242.9	219.2	10.9%	717.0	662.2	8.3%
Selling, general and administrative	255.0	95.7	166.4%	478.7	281.0	70.3%
Depreciation and amortization of fixed assets	45.8	39.5	16.0%	138.0	121.6	13.6%
Amortization of intangible assets	33.3	33.2	0.2%	100.1	98.5	1.7%
Total operating expenses	577.0	387.6	48.9%	1,433.8	1,163.3	23.3%
Operating income	75.7	211.1	(64.1)%	496.5	617.9	(19.7)%
Other income (expense):
Investment (loss) income and others, net	(5.5)	14.1	(139.6)%	(6.5)	19.3	(133.5)%
Interest expense	(31.3)	(32.4)	(3.2)%	(93.7)	(97.1)	(3.5)%
Total other expense, net	(36.8)	(18.3)	101.9%	(100.2)	(77.8)	28.8%
Income before income taxes	38.9	192.8	(79.8)%	396.3	540.1	(26.6)%
Provision for income taxes	(6.0)	(26.8)	(77.5)%	(78.6)	(87.6)	(10.3)%
Net Income	$32.9	$166.0	(80.2)%	$317.7	$452.5	(29.8)%
Basic net income per share:	$0.20	$1.01	(80.2)%	$1.94	$2.74	(29.2)%
Diluted net income per share:	$0.20	$0.99	(79.8)%	$1.91	$2.68	(28.7)%
Weighted average shares outstanding:
Basic	163,580,563	164,829,250	(0.8)%	163,617,580	164,962,647	(0.8)%
Diluted	166,779,618	168,200,766	(0.8)%	166,673,946	168,614,835	(1.2)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (1):
Insurance	$112.2	$240.1	(53.2)%	$588.2	$700.4	(16.0)%
Energy and Specialized Markets	29.0	41.2	(29.7)%	104.5	116.0	(9.9)%
Financial Services	8.1	16.6	(51.6)%	35.4	40.9	(13.3)%
EBITDA	$149.3	$297.9	(49.9)%	$728.1	$857.3	(15.1)%
The following is a reconciliation of net income to EBITDA:
Net income	$32.9	$166.0	(80.2)%	$317.7	$452.5	(29.8)%
Depreciation and amortization of fixed assets and intangible assets	79.1	72.7	8.8%	238.1	220.1	8.2%
Interest expense	31.3	32.4	(3.2)%	93.7	97.1	(3.5)%
Provision for income taxes	6.0	26.8	(77.5)%	78.6	87.6	(10.3)%
EBITDA	$149.3	$297.9	(49.9)%	$728.1	$857.3	(15.1)%

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
Consolidated Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenues
Revenues were $652.7 million for the three months ended September 30, 2019 compared to $598.7 million for the three months ended September 30, 2018, an increase of $54.0 million or 9.0%. Our recent acquisitions (Rulebook, Keystone, and PPW within the Insurance segment and the CaaS business within the Energy and Specialized Markets segment) and disposition (retail analytics solution business within the Financial Services segment) contributed net revenues of $12.0 million. The remaining movement of our consolidated revenue increased $42.0 million or 7.0% related to the following: revenues within our Insurance segment increased $31.9 million or 7.5%; revenues within our Energy and Specialized Markets segment increased $9.0 million or 7.0%; and revenues within our Financial Services segment increased $1.1 million or 2.5%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	Three Months Ended September 30,		Percentage change	Percentage change excluding recent acquisitions and disposition
	2019	2018

	(in millions)
Insurance	$466.8	$427.7	9.2%	7.5%
Energy and Specialized Markets	142.5	127.7	11.6%	7.0%
Financial Services	43.4	43.3	0.1%	2.5%
Total Revenues	$652.7	$598.7	9.0%	7.0%
Cost of Revenues
Cost of revenues was $242.9 million for the three months ended September 30, 2019 compared to $219.2 million for the three months ended September 30, 2018, an increase of $23.7 million or 10.9%. Our recent acquisitions and disposition accounted for an increase of $4.7 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $19.0 million or 8.7% primarily due to increases in salaries and employee benefits of $13.2 million, information technology expenses of $2.2 million, data costs of $1.3 million, and other operating expenses of $2.3 million for the three months ended September 30, 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $255.0 million for the three months ended September 30, 2019 compared to $95.7 million for the three months ended September 30, 2018, an increase of $159.3 million or 166.4%. Our litigation reserve related to the Xactware Solutions, Inc. Patent Litigation accounted for the increase of $125.0 million (See Note 15. Commitments and Contingencies). Our acquisition-related costs (earn-out) accounted for an increase of $28.6 million (See Note 6. Acquisitions). Our recent acquisitions and disposition accounted for an increase of $3.4 million in SGA primarily related to salaries and employee benefits. The remaining SGA increased $2.3 million or 2.4% primarily due to increases in professional consulting costs of $1.9 million, information technology expenses of $0.7 million, and salaries and employee benefits of $0.1 million; these increases were partially offset by a decrease in other general expenses of $0.4 million.

Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $45.8 million for the three months ended September 30, 2019 compared to $39.5 million for the three months ended September 30, 2018, an increase of $6.3 million or 16.0%. The increase in depreciation and amortization of fixed assets is primarily related to depreciation and amortization incurred in connection to our recent acquisitions, hardware and software development costs and aircraft equipment placed in use to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $33.3 million for the three months ended September 30, 2019 compared to $33.2 million for the three months ended September 30, 2018, an increase of $0.1 million or 0.2%. The amortization of intangible assets incurred in connection to our recent acquisitions of $1.7 million was partially offset with the intangible assets that were fully amortized for the three months ended September 30, 2019.
Investment (Loss) Income and Others, net
Investment (loss) income and others, net was a loss of $5.5 million for the three months ended September 30, 2019, compared to a gain of $14.1 million for the three months ended September 30, 2018. The change of $19.6 million was primarily due to a loss on the sale of our retail analytics solution business of $6.2 million for the three months ended September 30, 2019 and a realized gain and interest income of $14.3 million generated from the subordinated promissory note receivable for the three months ended September 30, 2018.
Interest Expense
Interest expense was $31.3 million for the three months ended September 30, 2019, compared to $32.4 million for the three months ended September 30, 2018, a decrease of $1.1 million or 3.2%. The decrease was due to our higher average outstanding borrowings for the three months ended September 30, 2018 related to the committed senior unsecured Syndicated Revolving Credit Facility, or the "Credit Facility". These higher average outstanding borrowings in 2018 were primarily associated with the funding of the acquisitions of G2, LCI and Sequel, which occurred in August 2017, and PowerAdvocate, which occurred in December 2017.
Provision for Income Taxes
The provision for income taxes was $6.0 million for the three months ended September 30, 2019 compared to $26.8 million for the three months ended September 30, 2018, a decrease of $20.8 million or 77.5%. This decrease in the provision for income taxes was primarily due to the tax impact of the $125.0 million litigation reserve. The effective tax rate was 15.5% for the three months ended September 30, 2019 compared to 13.9% for the three months ended September 30, 2018. The effective rate for the three months ended September 30, 2019 was higher than the September 30, 2018 effective tax rate primarily due to the impact of nondeductible earn-out expenses in the current period, offset by favorable audit settlements in the current period.
Net Income Margin
The net income margin for our consolidated results was 5.0% for the three months ended September 30, 2019 compared to 27.7% for the three months ended September 30, 2018. The decrease in net income margin was primarily related to the litigation reserve, acquisition-related costs (earn-out), the loss on the sale of our retail analytics solution business, and a higher effective tax rate as discussed above.
EBITDA Margin
The EBITDA margin for our consolidated results was 22.9% for the three months ended September 30, 2019 as compared to 49.8% for the three months ended September 30, 2018. The decrease in EBITDA margin was primarily related to the litigation reserve, acquisition-related costs (earn-out) and the loss on the sale of our retail analytics solution business for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenues
Revenues were $1,930.3 million for the nine months ended September 30, 2019 compared to $1,781.2 million for the nine months ended September 30, 2018, an increase of $149.1 million or 8.4%. Our recent acquisitions (Business Insight, Validus, Rulebook, Keystone, and PPW within the Insurance segment and the CaaS business within the Energy and Specialized Markets segment) and disposition (retail analytics solution business within the Financial Services segment) contributed net revenues of $34.2 million. The remaining movement of our consolidated revenue increased $114.9 million or 6.5% related to the following: revenues within our Insurance segment increased $93.2 million or 7.4%; revenues within our Energy and Specialized Markets segment increased $18.4 million or 4.8%; and revenues within our Financial Services segment increased $3.3 million or 2.6%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	Nine Months Ended September 30,		Percentage change	Percentage change excluding recent acquisitions and disposition
	2019	2018

	(In millions)
Insurance	$1,386.5	$1,269.7	9.2%	7.4%
Energy and Specialized Markets	413.1	383.1	7.8%	4.8%
Financial Services	130.7	128.4	1.8%	2.6%
Total Revenues	$1,930.3	$1,781.2	8.4%	6.5%
Cost of Revenues
Cost of revenues was $717.0 million for the nine months ended September 30, 2019 compared to $662.2 million for the nine months ended September 30, 2018, an increase of $54.8 million or 8.3%. Our recent acquisitions and disposition accounted for an increase of $9.0 million in cost of revenues, which was primarily related to salaries and employee benefits . The remaining cost of revenues increased $45.8 million or 7.0% primarily due to increases in salaries and employee benefits of $34.0 million, information technology expenses of $8.9 million, and data costs of $4.0 million; these increases were partially offset by a decreases in other operating expenses of $1.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $478.7 million for the nine months ended September 30, 2019 compared to $281.0 million for the nine months ended September 30, 2018, an increase of $197.7 million or 70.3%. Our litigation reserve related to the Xactware Solutions, Inc. Patent Litigation accounted for the increase of $125.0 million. Our acquisition-related costs (earn-out) accounted for an increase of $45.3 million (See Note 6. Acquisitions). Our recent acquisitions and disposition accounted for an increase of $9.7 million primarily related to salaries and employee benefits. The remaining SGA increased $17.7 million or 6.3% primarily due to increases in salaries and employee benefits of $14.7 million, information technology expenses of $2.7 million, and professional consulting costs of $1.2 million; these increases were partially offset by a decrease in other general expenses of $0.9 million.
The increase in salaries and employee benefits of $14.7 million included an increase in stock based compensation of $4.0 million. Our stock based compensation increased as a result of the expensing of the full impact of the equity awards in the period for all employees upon the attainment of age 62, instead of amortizing the expense over the vesting term.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $138.0 million for the nine months ended September 30, 2019 compared to $121.6 million for the nine months ended September 30, 2018, an increase of $16.4 million or 13.6%. The increase in depreciation and amortization of fixed assets primarily related to depreciation and amortization incurred in connection to our recent acquisitions, hardware and software development costs and aircraft equipment placed into use to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $100.1 million for the nine months ended September 30, 2019 compared to

$98.5 million for the nine months ended September 30, 2018, an increase of $1.6 million or 1.7%. The increase was primarily due to amortization related to our recent acquisitions of $5.9 million partially offset by currency fluctuations impacting amortization denominated in currencies other than U.S. dollars.
Investment (Loss) Income and Others, net
Investment (loss) income and others, net was a loss of $6.5 million for the nine months ended September 30, 2019, compared to a gain of $19.3 million for the nine months ended September 30, 2018. The change of $25.8 million was primarily due to a loss on the sale of our retail analytics solution business of $6.2 million for the nine months ended September 30, 2019 and a realized gain and interest income of $20.4 million generated from the subordinated promissory note receivable for the nine months ended September 30, 2018.
Interest Expense
Interest expense was $93.7 million for the nine months ended September 30, 2019, compared to $97.1 million for the nine months ended September 30, 2018, a decrease of $3.4 million or 3.5%. The decrease was due to our higher average outstanding borrowings for the nine months ended September 30, 2018 related to the Credit Facility. These higher average outstanding borrowings in 2018 were primarily associated with the funding of the acquisitions of G2, LCI and Sequel, which occurred in August 2017 and PowerAdvocate, which occurred in December 2017. We further repaid our 4.875% senior notes in January 2019, which also contributed to a lower interest expense.
Provision for Income Taxes
The provision for income taxes was $78.6 million for the nine months ended September 30, 2019 compared to $87.6 million for the nine months ended September 30, 2018, a decrease of $9.0 million or 10.3%. This decrease in the provision for income taxes was primarily due to the tax impact of the $125.0 million litigation reserve, offset by lower stock option benefits in the current period. The effective tax rate was 19.8% for the nine months ended September 30, 2019 compared to 16.2% for the nine months ended September 30, 2018. The effective rate for the nine months ended September 30, 2019 was higher than the September 30, 2018 effective tax rate primarily due to the impact of lower tax benefits from equity compensation in the current period versus the prior period, as well as the impact of nondeductible earnout expenses in the current period.
Net Income Margin
The net income margin for our consolidated results was 16.5% for the nine months ended September 30, 2019 compared to 25.4% for the nine months ended September 30, 2018. The decrease in net income margin was primarily related to the litigation reserve, acquisition-related costs (earn-out), the loss on the sale of our retail analytics solution business, higher accelerated vesting of equity awards granted to employees at age 62, and a higher effective tax rate as discussed above.
EBITDA Margin
The EBITDA margin for our consolidated results was 37.7% for the nine months ended September 30, 2019 as compared to 48.1% for the nine months ended September 30, 2018. The decrease in EBITDA margin was primarily related to the litigation reserve, acquisition-related costs (earn-out), the loss on the sale of our retail analytics solution business, and higher accelerated vesting of equity awards granted to employees at age 62 for the nine months ended September 30, 2019.

Results of Operations by Segment
Insurance
Revenues
Revenues for our Insurance segment were $466.8 million for the three months ended September 30, 2019 compared to $427.7 million for the three months ended September 30, 2018, an increase of $39.1 million or 9.2%. Our underwriting & rating revenue increased $25.2 million or 8.8%. Our claims revenue increased $13.9 million or 9.8%.
Our revenue by category for the periods presented is set forth below:

	For the Three Months Ended September 30,		Percentage	Percentage change excluding recent acquisitions
	2019	2018	Change

	(in millions)
Underwriting & Rating	$310.3	$285.1	8.8%	7.6%
Claims	156.5	142.6	9.8%	7.2%
Total Insurance	$466.8	$427.7	9.2%	7.5%
Our recent acquisitions, Rulebook, Keystone, and PPW, contributed revenues of $7.2 million and the remaining Insurance revenue increased $31.9 million or 7.5%. Our underwriting & rating revenue increased $21.7 million or 7.6%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers in commercial and personal lines. In addition, catastrophe modeling services contributed to the growth. Our claims revenue increased $10.2 million or 7.2%, primarily due to growth in our claims analytics revenue, our remote imagery solutions revenue, and repair cost estimating solutions revenue.
Revenues for our Insurance segment were $1,386.5 million for the nine months ended September 30, 2019 compared to $1,269.7 million for the nine months ended September 30, 2018, an increase of $116.8 million or 9.2%. Our underwriting & rating revenue increased $71.5 million or 8.4%. Our claims revenue increased $45.3 million or 10.9%.
Our revenue by category for the periods presented is set forth below:

	For the Nine Months Ended September 30,		Percentage	Percentage change excluding recent acquisitions
	2019	2018	Change

	(in millions)
Underwriting & Rating	$926.1	$854.6	8.4%	7.0%
Claims	460.4	415.1	10.9%	8.1%
Total Insurance	$1,386.5	$1,269.7	9.2%	7.4%
Our recent acquisitions, Business Insight, Validus, Rulebook, Keystone, and PPW, contributed revenue of $23.6 million and the remaining Insurance revenue increased $93.2 million or 7.4%. Our underwriting & rating revenue increased $59.9 million or 7.0%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers within commercial and personal lines. In addition, catastrophe modeling services contributed to the growth. Our claims revenue increased $33.3 million or 8.1%, primarily due to growth in our claims analytics revenue, repair cost estimating solutions revenue, and our remote imagery solutions revenue.
Cost of Revenues
Cost of revenues for our Insurance segment was $158.6 million for the three months ended September 30, 2019 compared to $142.1 million for the three months ended September 30, 2018, an increase of $16.5 million or 11.6%. Our recent acquisitions within the Insurance segment represented an increase of $3.2 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $13.3 million or 9.3% primarily due to increases in salaries and employee benefits of $10.0 million, information technology expenses of $2.2 million and data costs of $1.1 million.
Cost of revenues for our Insurance segment was $467.6 million for the nine months ended September 30, 2019 compared to $422.2 million for the nine months ended September 30, 2018, an increase of $45.4 million or 10.7%. Our recent acquisitions within the Insurance segment represented an increase of $9.5 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $35.9 million or 8.5% primarily due to increases in salaries and employee benefits of $26.1 million, information technology expenses of $7.8 million and data costs of $2.7 million; these increases were partially offset by a decrease in other operating expenses of $0.7 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Insurance segment were $195.5 million for the three months ended September 30, 2019 compared to $57.5 million for the three months ended September 30, 2018, an increase of $138.0 million or 240.1%. Our litigation reserve related to the Xactware Solutions, Inc. Patent Litigation accounted for the increase of $125.0 million. Our acquisition-related costs (earn-out) accounted for an increase of $10.4 million. Our recent acquisitions accounted for an increase of $1.7 million related to salaries and employee benefits. The remaining SGA increased $0.9 million or 1.6% primarily due to increases in professional consulting costs of $1.3 million and information technology expenses of $0.4 million; these increases were partially offset by decreases in other general expenses of $0.8 million.
Selling, general and administrative expenses for our Insurance segment were $330.1 million for the nine months ended September 30, 2019 compared to $163.3 million for the nine months ended September 30, 2018, an increase of $166.8 million or 102.2%. Our litigation reserve related to the Xactware Solutions, Inc. Patent Litigation accounted for the increase of $125.0 million. Our acquisition-related costs (earn-out) accounted for an increase of $22.5 million. Our recent acquisitions accounted for an increase of $5.3 million primarily related to salaries and employee benefits. The remaining SGA increased $14.0 million or 8.6% primarily due to increases in salaries and employee benefits of $12.7 million, information technology expenses of $2.2 million, and professional consulting costs of $0.1 million; these increases were partially offset by a decrease in other general expenses of $1.0 million.
The increase in salaries and employee benefits of $12.7 million included an increase in stock based compensation of $2.7 million.
     EBITDA Margin
EBITDA for our Insurance segment was $588.2 million for the nine months ended September 30, 2019 compared to $700.4 million for the nine months ended September 30, 2018. The EBITDA margin for our Insurance segment was 42.4% for the nine months ended September 30, 2019 compared to 55.2% for the nine months ended September 30, 2018. The decrease in EBITDA margin was primarily related to the litigation reserve, acquisition-related costs (earn-out), and higher accelerated vesting of equity awards granted to employees at age 62 for the nine months ended September 30, 2019.
Energy and Specialized Markets
Revenues
Revenues for our Energy and Specialized Markets segment were $142.5 million for the three months ended September 30, 2019 compared to $127.7 million for the three months ended September 30, 2018, an increase of $14.8 million or 11.6%. Our recent acquisition within this segment contributed revenues of $5.8 million. The remaining movement within Energy and Specialized Markets revenue increased $9.0 million or 7.0% primarily from an increase in our market and cost intelligence solutions and core research and consulting revenues.
Revenues for our Energy and Specialized Markets segment were $413.1 million for the nine months ended September 30, 2019 compared to $383.1 million for the nine months ended September 30, 2018, an increase of $30.0 million or 7.8%. Our recent acquisition within this segment contributed revenues of $11.6 million. The remaining movement within Energy and Specialized Markets revenue increased $18.4 million or 4.8% primarily from an increase in our market and cost intelligence solutions, the continuing end-market improvements in the energy sector specifically in core research, and growth in our environmental health and safety services revenue.
Cost of Revenues
Cost of revenues for our Energy and Specialized Markets segment was $60.0 million for the three months ended September 30, 2019 compared to $53.2 million for the three months ended September 30, 2018, an increase of $6.8 million or 13.0%. Our recent acquisition accounted for an increase of $2.1 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $4.7 million or 9.0% primarily due to increases in salaries and employee benefits costs of $2.6 million, data costs of $0.2 million, and other operating costs of $1.9 million.
Cost of revenues for our Energy and Specialized Markets segment was $176.2 million for the nine months ended September 30, 2019 compared to $164.7 million for the nine months ended September 30, 2018, an increase of $11.5 million or

7.0%. Our recent acquisition accounted for an increase of $3.2 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $8.3 million or 5.1% primarily due to increases in salaries and employee benefits costs of $6.9 million, data costs of $0.7 million, information technology expenses of $0.6 million, and other operating costs of $0.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Energy and Specialized Markets segment were $54.7 million for the three months ended September 30, 2019 compared to $34.1 million for the three months ended September 30, 2018, an increase of $20.6 million or 60.2%. Our acquisition-related costs (earn-out) accounted for an increase $18.2 million. Our recent acquisition accounted for an increase of $1.6 million primarily related to salaries and employee benefits. The remaining SGA increased $0.8 million or 2.3% primarily due to an increase in professional consulting costs of $0.5 million, information technology expense of $0.2 million and other general expenses of $0.2 million; these increases were partially offset by a decrease in salaries and employee benefits costs of $0.1 million.
Selling, general and administrative expenses for our Energy and Specialized Markets segment were $132.9 million for the nine months ended September 30, 2019 compared to $103.6 million for the nine months ended September 30, 2018, an increase of $29.3 million or 28.3%. Our acquisition-related costs (earn-out) accounted for an increase $22.8 million. Our recent acquisition accounted for an increase of $4.7 million primarily related to salaries and employee benefits. The remaining SGA increased $1.8 million or 1.8% primarily due to an increase in salaries and employee benefits costs of $1.1 million, professional consulting costs of $0.9 million, and information technology expenses of $0.3 million; these increases were partially offset by a decrease in other general expenses of $0.5 million.
EBITDA Margin
EBITDA for our Energy and Specialized Markets segment was $104.5 million for the nine months ended September 30, 2019 compared to $116.0 million for the nine months ended September 30, 2018. The EBITDA margin for our Energy and Specialized Markets segment was 25.3% for the nine months ended September 30, 2019 compared to 30.3% for the nine months ended September 30, 2018. The decrease in EBITDA margin was primarily related to acquisition-related costs (earn-out) and higher accelerated vesting of equity awards granted to employees at age 62 for the nine months ended September 30, 2019.
Financial Services
Revenues
Revenues for our Financial Services segment were $43.4 million for the three months ended September 30, 2019 compared to $43.3 million for the three months ended September 30, 2018, an increase of $0.1 million or 0.1%. The disposition of the retail analytics solution business negatively impacted growth by $1.0 million. The remaining increase within this segment of $1.1 million or 2.5% was primarily due to increases in enterprise data management and fraud and credit risk management solutions partially offset by decreases in portfolio management.
Revenues for our Financial Services segment were $130.7 million for the nine months ended September 30, 2019 compared to $128.4 million for the nine months ended September 30, 2018, an increase of $2.3 million or 1.8%. The disposition of the retail analytics solution business negatively impacted growth by $1.0 million. The remaining increase within this segment of $3.3 million or 2.6% was primarily due to increases in spend informed analytics revenues and fraud and credit risk management partially offset by weakness in enterprise data management solutions.
Cost of Revenues
Cost of revenues for our Financial Services segment was $24.3 million for the three months ended September 30, 2019 compared to $23.9 million for the three months ended September 30, 2018, an increase of $0.4 million or 1.4%. The cost of revenues increased $1.0 million or 4.2% primarily due to increases in salaries and employee benefits costs of $0.6 million, and other operating costs of $0.4 million. These increases were partially offset by a decrease of $0.6 million due to the disposition of our retail analytics solution business.
Cost of revenues for our Financial Services segment was $73.2 million for the nine months ended September 30, 2019 compared to $75.3 million for the nine months ended September 30, 2018, a decrease of $2.1 million or 2.8%. The cost of revenues increased $1.6 million or 2.3% primarily due to increases in salaries and employee benefits costs of $1.0 million, data costs of $0.6 million, and information technology expenses of $0.5 million; these increases were partially offset by a decrease in other operating costs of $0.5 million. These increases were offset by decreases of $0.6 million due to the disposition of our retail analytics solution business for the nine months ended September 30, 2019 and $3.1 million due to our acquisition-related costs (earn-out) within the Financial Services segment for the nine months ended September 30, 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Financial Services segment were $4.8 million for the three months ended September 30, 2019 compared to $4.1 million for the three months ended September 30, 2018, an increase of $0.7 million or 17.8%. The SGA increase is primarily due to increases in salaries and employee benefits costs of $0.2 million, professional consulting costs of $0.1 million, information technology expenses of $0.1 million, and other general expenses of $0.3 million.
Selling, general and administrative expenses for our Financial Services segment were $15.7 million for the nine months ended September 30, 2019 compared to $14.1 million for the nine months ended September 30, 2018, an increase of $1.6 million or 10.5%. The SGA increase is primarily due to increases in salaries and employee benefits costs of $0.9 million, professional consulting costs of $0.2 million, information technology expenses of $0.2 million, and other general expenses of $0.3 million.
EBITDA Margin
EBITDA for our Financial Services segment was $35.4 million for the nine months ended September 30, 2019 compared to $40.9 million for the nine months ended September 30, 2018. The EBITDA margin for our Financial Services segment was 27.1% for the nine months ended September 30, 2019 compared to 31.8% for the nine months ended September 30, 2018. The decrease in EBITDA margin was primarily related to the loss generated from the sale of our retail analytics solution business and higher accelerated vesting of equity awards granted to employees at age 62 for the nine months ended September 30, 2019.
Liquidity and Capital Resources
As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents and available-for-sale securities of $315.2 million and $142.8 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the annual or multi-year subscription period in annual amounts. Most of our subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our $1,000.0 million Credit Facility, we believe that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2019 and 2018, we repurchased $200.0 million and $282.2 million of our common stock, respectively.
Financing and Financing Capacity
We had total short-term and long-term debt, excluding finance lease liabilities and the original issue discounts, original issue premiums and debt issuance costs on our senior notes and credit facility, of $2,660.0 million and $2,715.0 million at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, we were in compliance with our financial and other debt covenants.
On August 15, 2019, we entered into the Fourth Amendment, or the "Amendment" to the Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company, which reduced the borrowing capacity from $1,500.0 million to $1,000.0 million, extended the maturity date to August 15, 2024, and amended the pricing grid. Interest on borrowings under the Amendment is payable at an interest rate of LIBOR plus 1.0% to 1.625%, depending upon the public debt rating. A commitment fee on any unused balance is payable periodically and may range from 8.0 to 20.0 basis points based upon the public debt rating. The Amendment also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.5 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.0 to 1.0 for no more than once and 4.25 to 1.0 in any subsequent request for no more than once. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions and the share repurchase program, or the "Repurchase Program". As of September 30, 2019, we were in compliance with all financial and other debt covenants under the Credit Facility.

We have started to consider the implications of the transition of LIBOR to alternative rate measures that will likely become effective post December 2021.  We believe that there is still some uncertainty over what this rate will be but one possibility would be the Secured Overnight Financing Rate ("SOFR").  As this decision has not been finalized at the time of amending our Credit Facility agreement, there is no definitive alternative rate proposed in the current contract. We are however reviewing the potential impact on the application of this rate on our interest expense once it becomes applicable.  As our only current contract extending beyond 2021, which is subject to the LIBOR rate is the Credit Facility, the impact will be dependent on what the outstanding borrowing amount is on the Credit Facility and the relevant interest rate that will be contractually applicable. We do not anticipate this to have a material impact on the business given the recent outstanding borrowing amount drawn under the Credit Facility.  We will continue to monitor the application of the suggested alternative rate to LIBOR to ensure any risk identified is fully understood and appropriately addressed.  Additionally, we will ensure that once the applicable alternative rate has been finalized that it is accurately documented contractually.
As of September 30, 2019 and December 31, 2018, the available capacity under the Credit Facility was $984.8 million and $1,078.9 million, net of the letters of credit of $5.2 million and $6.1 million, respectively. We had outstanding borrowings under the Credit Facility of $10.0 million and $415.0 million, respectively, as of September 30, 2019 and December 31, 2018. During the nine months ended September 30, 2019, we had borrowings of $345.0 million and repayments of $750.0 million under the Credit Facility. In connection with the Amendment, we incurred additional debt issuance costs of $0.6 million, which will be amortized to "Interest expense" within the accompanying condensed consolidated statements of operations over the remaining life of the Credit Facility. In addition, due to the reduction in the available capacity as part of the Amendment, previously capitalized debt issuance costs of $0.7 million were written off and recorded to "Interest expense" within the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2019. Subsequent to September 30, 2019, we had borrowings of $250.0 million and repayments of $10.0 million under the Credit Facility.
Cash Flow
The following table summarizes our cash flow data :

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 30,			September 30,
	2019	2018		2019	2018

	(in millions)
Net cash provided by operating activities	$213.6	$226.6	(5.7)%	$779.9	$761.0	2.5%
Net cash (used in) provided by investing activities	$(106.4)	$66.2	(260.7)%	$(274.5)	$(103.8)	164.5%
Net cash provided by (used in) financing activities	$51.4	$(271.4)	(118.9)%	$(334.8)	$(648.5)	(48.4)%

Operating Activities
Net cash provided by operating activities was $213.6 million for the three months ended September 30, 2019 compared to $226.6 million for the three months ended September 30, 2018. The decrease in cash provided by operating activities for the three months ended September 30, 2019 was primarily due to an increase in income tax payments resulting from a reduction in stock options exercised during the three months ended September 30, 2019 compared with the three months ended September 30, 2018, as well as the timing of certain operating expense payments. Certain vendors that were paid in the fourth quarter of 2018 were paid in the third quarter of 2019.
Net cash provided by operating activities was $779.9 million for the nine months ended September 30, 2019 compared to $761.0 million for the nine months ended September 30, 2018. The increase in net cash provided by operating activities was primarily related to an increase in cash receipts from customers driven by an increase in revenues and operating profit. This increase was mitigated by an increase in tax income payments resulting from a reduction in stock options exercised during fiscal year 2019 compared to fiscal year 2018.

Investing Activities
Net cash used in investing activities of $106.4 million for the three months ended September 30, 2019 was primarily related to capital expenditures of $60.7 million and acquisitions, including associated escrow funding, of $44.9 million. Net cash provided by investing activities of $66.2 million for the three months ended September 30, 2018 was primarily related to the proceeds from the repayment of the subordinated promissory note associated with the sale of our healthcare business of $121.4 million, partially offset by capital expenditures of $55.2 million. The increase in capital expenditures of $5.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily related to an increase in software development costs related to new and existing solutions, partially offset by a decrease in the purchase of aircraft and sensors.
Net cash used in investing activities of $274.5 million for the nine months ended September 30, 2019 was primarily related to capital expenditures of $152.8 million and acquisitions, including associated escrow funding, of $114.0 million. Net cash used in investing activities of $103.8 million for the nine months ended September 30, 2018 was primarily related to capital expenditures of $154.5 million and acquisitions, including associated escrow funding, of $67.7 million, partially offset by proceeds from the repayment of the subordinated promissory note associated with the sale of our healthcare business of $121.4 million. The decrease in capital expenditures of $1.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily related to a decrease in the purchase of aircraft and sensors, partially offset by an increase in software development costs related to new and existing solutions.
Financing Activities
Net cash provided by financing activities of $51.4 million for the three months ended September 30, 2019 was primarily driven by proceeds from the issuance of long term debt, inclusive of original issue premium and net of original issue discount, of $221.8 million and proceeds from stock options exercised of $13.5 million, partially offset by net debt repayments on our Credit Facility of $60.0 million, repurchases of common stock of $75.0 million and dividend payments of $40.8 million. Net cash used in financing activities of $271.4 million for the three months ended September 30, 2018 was primarily related to net debt repayments on our Credit facility of $195.0 million and repurchases of common stock of $102.8 million, partially offset by proceeds from stock options exercised of $27.7 million.
Net cash used in financing activities of $334.8 million for the nine months ended September 30, 2019 was primarily driven by net debt repayments on our Credit Facility of $405.0 million, the repayment of our 4.875% senior notes of $250.0 million on January 15, 2019, repurchases of common stock of $200.0 million, and dividend payments of $122.7 million, partially offset by proceeds from issuance of long-term debt, inclusive of original issue premium and net of original discount, of $619.7 million, and proceeds from stock options exercised of $45.8 million. Net cash used in financing activities of $648.5 million for the nine months ended September 30, 2018 was primarily related to net debt repayments under our Credit Facility of $430.0 million and repurchases of common stock of $282.2 million, partially offset by proceeds from stock options exercised of $74.7 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 19, 2019 except as noted below.
On March 6, 2019, we completed an issuance of $400.0 million aggregate principal amount of 4.125% senior notes due 2029, or the "2029 notes", which were issued at a discount of $2.1 million and we incurred debt issuance costs of $4.1 million. On September 6, 2019, we offered an additional issuance of $200.0 million aggregate principal amount on the 2029 notes that were issued at a premium of $21.8 million and we incurred debt issuance costs of $1.9 million. The 2029 notes mature on March 15, 2029 and accrue interest at a fixed rate of 4.125% per annum. Interest is payable semiannually on the 2029 notes on March 15th and September 15th of each year, beginning on March 15, 2020. The indenture governing the 2029 notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.
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
Effective January 1, 2019, we adopted the requirements of ASC 842 using the modified retrospective method. The related critical accounting policies and disclosures are presented in Part I Item 1. Notes 2 and 5 to our condensed consolidated financial statements for the three and nine months ended September 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at September 30, 2019 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 19, 2019.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 15 to our condensed consolidated financial statements for the nine months ended September 30, 2019 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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
Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program, or Repurchase Program, since May 2010, of up to $3.3 billion. In December 2018, March 2019, and June 2019, we entered into three Accelerated Share Repurchase, or ASR, agreements to repurchase shares of our common stock for an aggregate purchase price of $75.0 million, $50.0 million, and $75.0 million, respectively, which were settled in March 2019, June 2019, and September 2019. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determine by us. As of September 30, 2019, we had $227.6 million available to repurchase shares. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $3,072.4 million. Our share repurchases for the quarter ended September 30, 2019 are set forth below:

				Total Number of	Approximate Dollar
				Shares Purchased	Value of Shares that
	Total Number	Average		as Part of Publicly	May Yet Be
	of Shares	Price Paid		Announced Plans	Purchased Under the
Period	Purchased	per Share		or Programs	Plans or Programs
					(in millions)
July 1, 2019 through July 30, 2019	409,668	$146.46	(1)	409,668	$227.6 (1)
August 1, 2019 through August 31, 2019	—	$—		—	$227.6
September 1, 2019 through September 30, 2019	81,048 (1)	$—	(1)	81,048	$227.6
	490,716	$152.84	(1)	490,716
_______________
(1) In June 2019, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $75.0 million with HSBC Bank USA, N.A. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $75.0 million on July 1, 2019, we received 409,668 shares of its common stock at a price of $146.46 per share. Upon final settlement in September 2019, we received an additional 81,048 shares as determined by the daily volume weighted average share price of our common stock during the term of the ASR agreement, bringing the total shares received under this ASR agreement to 490,716 and a final average price paid of $152.84 per share.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: October 29, 2019	By:	/s/ Lee M. Shavel
Lee M. Shavel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Fourth Amendment dated August 15, 2019 to the Second Amended and Restated Credit Agreement dated April 22, 2015 among Verisk Analytics, Inc., as borrower, and the lenders and agents party thereto, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 15, 2019.

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