Form 10-K
period 2019-12-31
Verisk Analytics, Inc.
filed 2020-02-18
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-34480
VERISK ANALYTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2994223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 Washington Boulevard
Jersey City
NJ	07310-1686
(Address of principal executive offices)	(Zip Code)

(201) 469-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $.001 par value	VRSK	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22,756,706,943 based on the closing price reported on the NASDAQ Global Select Market on such date.
As of February 14, 2020, there were 163,075,947 shares outstanding of the registrant's Common Stock, par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

2

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
Our Company
Verisk is a leading data analytics provider serving customers in insurance, energy and specialized markets, and financial services. Using advanced technologies to collect and analyze billions of records, we draw on unique data assets and deep domain expertise to provide innovations that may be integrated into customer workflows. We offer predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, natural resources intelligence, economic forecasting, commercial banking and finance, and many other fields. In the United States, or U.S., and around the world, we help customers protect people, property, and financial assets.
Our customers use our solutions to make better decisions about risk and opportunities with greater efficiency and discipline. We refer to these products and services as solutions due to the integration among our services and the flexibility that enables our customers to purchase components or a comprehensive package. These solutions take various forms, including data, expert insight, statistical models, and tailored analytics, all designed to allow our customers to make more logical decisions. We believe our solutions for analyzing risk have a positive impact on our customers’ revenues and help them better manage their costs. In 2019, our customers included all of the top 100 property and casualty, or P&C, insurance providers in the U.S. for the lines of P&C services we offer and all of the top 30 credit card issuers in North America, the United Kingdom, and Australia as well as nine of the top ten global energy producers around the world. We also work with a wide range of companies, governments, and institutions across the energy and metals and mining value chains. We believe that our commitment to our customers and the embedded nature of our solutions serve to strengthen and extend our relationships.
We believe that Verisk is uniquely positioned because of the set of Distinctives or competitive advantages we cultivate and continue to expand, as indicated below. Our existing businesses, in addition to new product innovations, integrate the following four singular qualities into the foundation of our strategy.
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
We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically prepaid and represented over 81% of our revenues in 2019. For the year ended December 31, 2019, we had revenues of $2,607.1 million and net income of $449.9 million. For the five-year period ended December 31, 2019, our consolidated revenues grew at a compound annual growth rate, or CAGR, of 10.3% and our net income declined at 3.0%. The decrease in our net income was primarily attributable to the recognition of our litigation reserve of $125.0 million, higher acquisition related costs (earn-outs) and a higher effective tax rate for the year ended December 31, 2019.
Our History
We trace our history to 1971, when Insurance Services Office, Inc., or ISO, started operations as a not-for-profit advisory and rating organization providing services to the U.S. P&C insurance industry. ISO was formed as an association of insurance companies to gather statistical data and other information from insurers and report to regulators, as required by law. ISO’s original functions also included developing programs to help insurers define and manage insurance products and providing information to help insurers determine their own independent premium rates. Insurers used and continue to use our offerings primarily in their product development, underwriting, and rating functions.

On May 23, 2008, in contemplation of our initial public offering, or IPO, ISO formed Verisk Analytics, Inc., or Verisk, a Delaware corporation, to be the holding company for our business. Verisk was initially formed as a wholly owned subsidiary of ISO. On October 6, 2009, in connection with our IPO, the Company effected a reorganization whereby ISO became a wholly owned subsidiary of Verisk. Verisk common stock began trading on the NASDAQ Global Select Market on October 7, 2009, under the ticker symbol “VRSK.”
Over the past two decades, we have transformed our business beyond its original functions by deepening and broadening our data assets, developing a set of integrated risk management solutions and services, and addressing new markets. Our expansion into analytics began when we acquired the American Insurance Services Group, or AISG, and certain operations and assets of the National Insurance Crime Bureau in 1997 and 1998, respectively. Those organizations brought to the company large databases of insurance claims as well as expertise in detecting and preventing claims fraud. To further expand our business, in 2002, we acquired AIR Worldwide, or AIR, the technological leader in catastrophe modeling. In 2006, to bolster our position in the insurance claims field, we acquired Xactware Solutions Inc., a leading supplier of estimation software for professionals involved in building repair and reconstruction. In 2012, we acquired Argus Information & Advisory Services, LLC, or Argus, to expand our global presence providing information, competitive benchmarking, analytics, and customized services to financial institutions in the payments space. In 2015, we acquired Wood Mackenzie Limited, or Wood Mackenzie, to advance our strategy to expand internationally and position us in the global energy market. In 2017, we acquired G2 Web Services, LLC, or G2; Sequel Business Solutions Ltd., or Sequel; Lundquist Consulting, Inc., or LCI; and PowerAdvocate, Inc., or PowerAdvocate, to further strengthen our position in their respective segments. G2 provides merchant risk intelligence solutions for acquirers, commercial banks, and other payment system providers. Sequel is a leading insurance and reinsurance software specialist based in London. LCI offers risk insight, prediction, and management solutions for banks and creditors. PowerAdvocate is a leading data analytics provider with a one-of-a-kind spend and cost data curated from millions of transactions across thousands of services, materials, and equipment categories in the energy industry. In 2018, we acquired Rulebook Limited, or Rulebook, to further our international insurance presence in the overseas market. In 2019, we acquired Genscape, Inc., or Genscape, and Flexible Architecture and Simplified Technology, LLC, or FAST, to enhance our solutions within the Energy and Specialized Markets segment and Insurance segment, respectively.
Those acquisitions have added scale, geographic reach, highly skilled workforces, and a wide array of new capabilities to support our customers. They have helped make us a leading provider of information and decision analytics for customers involved in the business of risk in the U.S. and selectively around the world.
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

Insurance Segment
Our Insurance segment primarily serves our P&C insurance customers and focuses on the prediction of loss, the selection and pricing of risk, and compliance with their reporting requirements in each U.S. state in which they operate. We also develop predictive models to forecast scenarios and produce both standard and customized analytics that help our customers better manage their businesses, including detecting fraud before and after a loss event and quantifying losses. Our customers include most of the P&C insurance providers in the U.S. In recent years, we have expanded our offerings also to serve certain non-U.S. markets.
Underwriting & rating
We are the recognized leader in the U.S. for industry-standard insurance programs that help P&C insurers define coverages and issue policies. We provide policy language, prospective loss costs, policy writing rules, and a variety of other solutions for 30 lines of insurance. Our policy language, prospective loss cost information and policy writing rules can serve as integrated turnkey insurance programs for our customers. Insurance companies need to ensure that their policy language, rules, and rates comply with all applicable legal and regulatory requirements. They must also make sure their policies remain competitive by promptly changing coverages in response to changes in statutes or case law. To meet their insurers' needs, we process approximately 2,400 regulatory filings and interface with state regulators in all 50 states plus the District of Columbia, Guam, Puerto Rico, and the Virgin Islands each year to ensure smooth implementation of our rules and forms. When insurers choose to develop their own alternative programs, our industry-standard insurance programs also help regulators ensure that such insurers’ policies meet basic coverage requirements.

Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation, because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements, and policy writing support language that assist our customers in understanding the risks they assume and the coverages they offer. With these policy programs, insurers also benefit from economies of scale. We have more than 120 specialized lawyers and insurance experts reviewing changes in each state’s insurance rules and regulations, including an average of approximately 15,000 legislative bills, 11,000 regulatory actions, and 2,000 court decisions per year, to make any required changes to our policy language and rating information.
To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowners line of insurance, we maintain policy language and rules for 6 basic coverages, 282 national endorsements, and 612 state-specific endorsements.
The P&C insurance industry is heavily regulated in the U.S.: P&C insurers are required to collect statistical data about their premiums and losses and to report that data to regulators in every state in which they operate. Our statistical agent services have enabled P&C insurers to meet those regulatory requirements for more than 45 years. We aggregate the data, and as a licensed or appointed “statistical agent” in all 50 states, Puerto Rico, and the District of Columbia, we report those statistics to insurance regulators. We are able to capture significant economies of scale given the level of penetration of this service within the U.S. P&C insurance industry.
To provide our customers and the regulators the information they require, we maintain one of the largest private databases in the world. Over the past four decades, we have developed core expertise in acquiring, processing, managing, and operating large and comprehensive databases that are the foundation of our insurance offerings. We use our proprietary technology to assemble, organize, and update vast amounts of detailed information submitted by our customers. We supplement this data with publicly available information.
Each year, P&C insurers send us approximately 4.4 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain a database of more than 22.5 billion statistical records, including approximately 9.5 billion commercial lines records and approximately 13.0 billion personal lines records. We collect unit transaction detail of each premium and loss record, which enhances the validity, reliability, and accuracy of our data sets and our actuarial analyses. Our proprietary quality process includes more than 2,900 separate checks to ensure that the data meets our high standards of quality.
We provide actuarial services to help our customers analyze and price their risks. Using our large database of premium and loss data, our actuaries are able to perform sophisticated analyses using our predictive models and analytic methods to help our P&C insurance customers with pricing, loss reserving, and marketing. We distribute a number of actuarial solutions and offer flexible services to meet our customers’ needs. In addition, our actuarial consultants provide customized services for our customers that include assisting them with the development of independent insurance programs, analysis of their own underwriting experience, development of classification systems and rating plans, and a wide variety of other business decisions. We also supply information to various customers in other markets, including reinsurance and government agencies.
We project customers' future losses and loss expenses using a broad set of data. Those projections tend to be more reliable than if our customers used their own data exclusively. We make a number of actuarial adjustments before the data is used to estimate future costs. Our customers can use our estimates of future costs in making independent decisions about the prices charged for their policies. For most P&C insurers in most lines of business, we believe that our estimates of future costs are an essential input to rating decisions. Our actuarial products and services are also used to create the analytics underlying our industry-standard insurance programs described above.
We gather information on individual properties and communities so that insurers can use our information to evaluate and price personal and commercial property insurance, as well as commercial liability insurance. Our property-specific rating and underwriting information allows our customers to understand, quantify, underwrite, mitigate, and avoid potential loss for commercial properties. Our database contains loss costs and other relevant information on more than 3.8 million commercial risks in the U.S. and also holds information on more than 6.9 million individual businesses within those risks. We have a staff of approximately 540 field representatives strategically located around the U.S. who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits more than 292,000 commercial properties to collect information on new buildings and verify building attributes.

We are a leading provider of solutions for the personal underwriting markets, including homeowners and auto lines. We build and maintain widely used industry-standard tools that assist insurers in underwriting and rating, that is, measuring and selecting risks and pricing coverage appropriately to ensure fairness to the consumer and a reasonable return for the insurer. Our solutions apply advanced predictive analytics to our deep reservoir of data and information to gauge the degree and cost of risk quickly and precisely.
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
We are a leader in and pioneered the field of probabilistic catastrophe modeling used by insurers, reinsurers, financial institutions, and government to manage their risk from extreme events. Our models, which form the basis of our solutions, enable companies to identify, quantify, and plan for the financial consequences of catastrophes. We have developed models for hurricanes, earthquakes, winter storms, tornadoes, hailstorms, and floods in more than 110 countries as well as pandemics worldwide. We have developed a probabilistic terrorism model capable of quantifying the risk in the U.S. from this evolving threat, which supports pricing and underwriting decisions down to the level of an individual policy, as well as models for estimating losses to crop insurance programs in the U.S., Canada and China. Our newest models offer risk management solutions for the cyber and casualty lines of business.
We have begun to expand our footprint of data and solutions to include both U.S. and international markets.
Claims
Our claims insurance solutions provide our customers analytics in the areas of fraud detection, and repair cost estimation, including emerging areas of interest within these categories.
We are a leading provider of fraud-detection tools for the P&C insurance industry. Our anti fraud solutions improve our customers’ profitability by both predicting the likelihood that fraud is occurring and detecting suspicious activity after it has occurred. When a claim is submitted, our system searches our database and returns information about other claims filed by the same individuals or businesses (either as claimants or insurers) that helps our customers determine if fraud has occurred. The system searches for matches in identifying informational fields, such as name, address, Social Security number, vehicle identification number, driver’s license number, tax identification number, or other parties to the loss. Our system also includes advanced name and address searching to perform intelligent searches and improve the overall quality of the matches. Information from match reports speeds payment of meritorious claims while providing a defense against fraud and can lead to denial of a claim, negotiation of a reduced award, or further investigation by the insurer or law enforcement.
We have a comprehensive system used by claims adjusters and investigation professionals to process claims and fight fraud. Claims databases are one of the key tools in the fight against insurance fraud. The benefits of a single all-claims database include improved efficiency in reporting data and searching for information; enhanced capabilities for detecting suspicious claims; and superior information for investigating fraudulent claims, suspicious individuals, and possible fraud rings. Our database contains information for more than 1.4 billion claims and is the world’s largest database of P&C claims information used for claims and investigations. Insurers and other participants submit more than 253,000 new claims a day on average across all categories of the U.S. P&C insurance industry.
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
To help our customers estimate repair costs, we provide a solution that assists contractors and insurance adjusters in estimating repairs using a patented plan-sketching program. The program allows our customers to manually sketch floor, roof and wall framing plans based upon their own measurements, and automatically calculates material and labor quantities for all desired construction or repairs to the structure.
We also offer our customers access to wholesale and retail price lists, which include structural repair and restoration pricing for 468 separate economic areas in North America. We revise this information monthly, and in the aftermath of a major disaster, we can update the price lists as often as weekly to reflect rapid price changes. Our structural repair and cleaning database contains approximately 21,000 unit-cost line items. For each line item, such as smoke cleaning, water extraction and hazardous cleanup, we report time and material pricing, including labor, labor productivity rates (for new construction and restoration), labor burden and overhead, material costs, and equipment costs. We improve our reported pricing data by several methods, including direct market surveys and an analysis of the actual claims experiences of our customers. We estimate that more than 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. Use of such a large percentage of the industry’s claims data leads to accurate reporting of pricing information, which we believe is unmatched in the industry.
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
Energy and Specialized Markets Segment

We are a leading provider of data analytics across the natural resources value chain including the global energy, chemicals, metals and, mining, and power and renewables sectors. We deliver analysis and advice on assets, companies, governments, and markets based on proprietary near real time data as well as historic information. This enables us to offer a comprehensive and integrated analysis of relevant commodities to our customers. We provide research and consulting services focusing on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis. We offer consultancy in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support.
We differentiate our solutions in the market by continuously gathering and managing proprietary information, insight, and analysis on thousands of oil and gas fields, mines, refineries and other assets, as well as detailed assessments of the market fundamentals across each value chain. Our experts analyze the data and work directly with customers to address their business challenges.
We provide market and cost intelligence to energy companies to optimize financial results. We combine information, innovative technology, and expert services to produce market intelligence. We aim to help asset-intensive clients achieve operational and financial excellence, increase profitability, and optimize business performance. In addition, our client service team of technical and various other professionals plays an integral role at a number of energy companies. We have engineers and supply chain professionals who consult on capital projects. Our team members include experts from the energy industry with hands-on operational experience.
We help businesses and governments better anticipate and monitor risks in Earth’s natural environment. We prepare certain agencies and companies to anticipate, manage, react to, and profit from climate- and weather-related risk. We serve our customers by providing state-of-the-art research, development, and analysis delivered in reports, data streams, and software solutions. We are dedicated to the advancement of the atmospheric and remote sensing science disciplines and directly addressing problems regarding weather, climate, and air quality as well as oceanography and the planetary sciences. Through research conducted by our in-house scientific staff, and often in collaboration with world-renowned scientists at academic and other research institutions, we have developed analytical tools to help measure and observe environmental properties and translate those measurements into actionable information.
We also offer a comprehensive suite of data and information services that enable improved compliance with global environmental health and safety, or EH&S, requirements related to the safe manufacturing, distribution, transportation, usage, and disposal of chemicals and products. From the supply chain or solutions life cycle, we deliver a program specific to the

EH&S compliance information and management needs of our customers. Our full-solutions life cycle and cross-supply chain approach provides a single, integrated solution for managing customers' EH&S capabilities, which results in improved processes and reduced cost, risk, and liability.
Financial Services Segment

We maintain the largest bank account consortia to provide competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators, and merchants enabling better strategy, marketing, and risk decisions.  Our teams are located across the U.S., U.K., Canada, Australia, New Zealand, the United Arab Emirates, Mexico, and India, delivering unique products and services to an expanding customer base that values the comprehensiveness of our data and solutions as well as our full wallet-spend view of a consumer. Complementing this, we leverage our partnerships with processors and credit bureaus not only to augment the richness of our data but also to provide expanded solutions across the broad span of consumer banking and retail products. Meanwhile, we offer services and a suite of solutions to satisfy growing customer needs for better forecasting and expense tools and regulatory-focused solutions. In addition, we provide solutions in the media effectiveness space given the unique nature and strength of our partnerships and through our developing Verisk Financial Marketview brand.
Our professionals have substantive industry knowledge about providing solutions to the financial services sector. We are known for our unique ability to blend the highly technical, data-centered aspects of our projects with expert communication and business knowledge. Our solutions enhance our customers’ ability to manage their businesses profitably and position them better to handle present-day challenges (competitive, regulatory, and economic). Specifically, we use comprehensive transaction, risk, behavioral, and bureau-sourced account data to assist customers in making better business decisions through analysis and analytical solutions. We maintain a comprehensive and granular direct-observation financial services industry database for credit card, debit card, and deposit transactions as well as merchant and collections transactions.
Our Growth Strategy
Over the past five years, we have grown our revenues at a CAGR of 10.3% through the successful execution of our business plan. Those results reflect strong organic revenue growth, new product development, and acquisitions. We have made, and continue to make, investments in people, data sets, analytic solutions, technology, and complementary businesses. The key components of our strategy include the following:
Increase Solution Penetration with Customers. We expect to expand the application of our solutions in customers’ internal processes. Building on our deep knowledge of and embedded position in, various industries, we expect to sell more solutions to existing customers tailored to individual market segments. By increasing the breadth and relevance of our offerings, we believe that we can strengthen our relationships with customers and increase our value to their decision making in critical ways. We have opportunities to expand solution penetration to our insurance, energy, and financial services customers.
Develop New Proprietary Data Sets and Predictive Analytics. We work with our customers to understand their evolving needs. We plan to create new solutions by enriching our mix of proprietary data sets, analytic solutions, and effective decision support across the markets we serve. We constantly seek to add new data sets that can further leverage our analytic methods, technology platforms, and intellectual capital.
Leverage Our Intellectual Capital to Expand into Adjacent Markets and New Customer Sectors. Our organization is built on more than four decades of intellectual property in risk management. We believe we can continue to expand the use of our intellectual capital profitably and apply our analytic methods in new markets where significant opportunities for long-term growth exist. We also continue to pursue growth through targeted international expansion. We have already demonstrated the effectiveness of this strategy with our expansion into non-insurance financial services.
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

Our Customers
The customers in our Insurance segment for the lines of P&C services we offer include the top 100 P&C insurance providers in the U.S. as well as domestic InsurTech startup companies and insurers in international markets. A substantial majority of P&C insurance providers in the U.S. use our statistical agent services to report to regulators, and the majority of insurers and reinsurers in the U.S. use our actuarial services and industry-standard insurance programs. In addition, certain agencies of the federal government as well as county and state governmental agencies and organizations use our solutions to help satisfy government needs for risk assessment and emergency response information. Further, our claims database serves thousands of customers, representing approximately 90% of the P&C insurance industry by premium volume, 26 state workers’ compensation insurance funds, more than 500 self-insurers, approximately 400 third-party administrators, several state fraud bureaus, and many law enforcement agencies involved in the investigation and prosecution of insurance fraud. We estimate that more than 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair cost estimation pricing data.
Our customers within the Energy and Specialized Markets segment include nine of the top ten global energy producers around the world. Our customer base includes international and national energy companies as well as chemicals, metals, and mining, power utilities, and renewables companies; financial institutions; and governments, among others. Within these organizations, we work with a range of diverse teams. These include strategists and policy makers, business developers, market analysts, commodity traders, corporate finance, risk teams, and investors. Alongside large corporate and government clients, we also work with many small and medium-size enterprises, offering services tailored to each customer’s needs.
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
Our Insurance segment operates primarily in the U.S. P&C insurance industry, where we enjoy a leading market presence. We have a number of competitors in specific lines or services. We encounter competition from a number of sources, including insurers that develop internal technology and actuarial methods for proprietary insurance programs. Competitors also include other statistical agents, such as the National Independent Statistical Service, the Independent Statistical Service, Inc., and other advisory organizations, that provide underwriting rules, prospective loss costs, and coverage language, including the American Association of Insurance Services, Inc, and Mutual Services Organization. However, we believe that none of our competitors have the breadth or depth of data we have. Competitors for our property-specific rating and underwriting information are primarily limited to a number of regional providers of commercial property inspections and surveys, including Overland Solutions, Inc., and Regional Reporting, Inc, and emerging providers in the InsurTech space. We also compete with a variety of organizations that offer consulting services, primarily specialty technology and consulting firms. In addition, a customer may use its own internal resources rather than engage an outside firm for these services. Finally, our underwriting products compete with Lexis Nexis and Core Logic in the marketplace. Our competitors also include information technology product and services vendors; management and strategy consulting firms; and smaller specialized information technology and analytical services firms, including Pinnacle Consulting and EMB, a unit of Willis Towers Watson. In the P&C insurance claims market and catastrophe modeling market, certain products are offered by a number of companies, including Risk Management Solutions (catastrophe modeling), CoreLogic (property replacement value), LexisNexis® Risk Solutions (loss histories and motor vehicle records for personal lines underwriting), Solera Holdings, Inc. (personal automobile underwriting), and Symbility. We believe that our P&C insurance industry expertise, and our ability to offer multiple applications, services, and integrated solutions to individual customers are competitive strengths.

In the Energy and Specialized Markets segment, certain products are offered by a number of companies, including IHS Markit (natural resources), Rystad Energy (upstream), RS Energy (upstream), Global Data Plc (upstream), PIRA Energy Group (oil and gas markets), CRU Group (metals), and Bloomberg New Energy Finance (power and renewables). We believe that our global integrated value chain knowledge and insight, bottom-up proprietary data, and long-term trusted relationships enhance our competitive position in relation to those companies.
Within the Financial Services segment, our unique datasets and wallet solutions mean that we have no direct competitors, and we work closely to create partnerships for mutual clients with organizations such as the card networks and credit bureaus to deepen ongoing relationships and create new value solutions.  Our key competitors for our major brands are EverCompliant, WebShield, Trustwave, LegitScript, Lexis Nexis, American Infosource, and Phin Solutions.
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
We add to our offerings through an active acquisition program. Since 2015, we have acquired 32 businesses, which have allowed us to enter new markets, offer new solutions and enhance the value of existing services with additional proprietary sources of data.
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

To provide account management to our largest customers in the insurance, energy, and financial markets, we divide our customers into three groups. Tier One, or “Global/National” Accounts, comprises our largest customers. Tier Two, or “Strategic” Accounts, represents both large and middle-market customer groups. Tier Three is composed of small and specialized companies that may represent one line of business, may be regionally focused, or are recent new entrants into the marketplace. In Tier One and Tier Two segments, we have sales teams organized by the following specialties: personal or commercial lines underwriting and pricing, claims, catastrophe risk, and energy. In the Tier Three segment, we assign a sales generalist with overall account management responsibility. Our tiered approach has proven to be a successful sales model and approach to building customer relationships. Our senior executives regularly engage with the senior management of our customers to ensure customer satisfaction and strategic alignment and to support mutual partnership innovation opportunities.

Sales people participate in both sales and customer service activities. They provide direct support, interacting frequently with assigned customers to ensure a satisfactory experience using our services. Salespeople primarily seek out new sales opportunities and work with the various sales teams to coordinate sales activities and ensure our solutions fit the customer's needs. We believe our salespeople’s product knowledge, skills to develop relationships of trust, and local presence differentiate us from our competition. Technical consultants are subject matter experts and work with salespeople on specific opportunities for their assigned products and segments. Both salespeople and technical consultants have responsibility for identifying new sales opportunities. A team approach and a common customer relationship management system allow for effective coordination among the groups.

Sources of Our Data
The data we use to perform our analytics and power our solutions is sourced through seven different kinds of data arrangements. First, we gather data from our customers within agreements that also permit our customers to use the solutions created from their data. Those agreements remain in effect unless the data contributor chooses to opt out. It is very rare that contributors elect not to continue providing us data. Second, we have agreements with data contributors in which we specify the particular uses of their data and provide their required levels of privacy, protection of data, and where necessary, de-identification of data. The agreements represent no cost to us, generally feature a specified period of time for the data contributions, and require renewal. Third, we “mine” data found inside the transactions supported by our solutions; as an example, we use the claims settlement data generated inside our repair cost estimating solution to improve the cost factors used in our models. Again, those arrangements represent no cost to us, and we obtain the consent of our customers to make use of their data in this way. Fourth, we source data generally at no cost from public sources, including federal, state, and local governments. Fifth, we gather data about the physical characteristics of commercial properties through the direct observation of our field staff members, who also perform property surveys at the request of, and facilitated by, property insurers. Sixth, we collect data, or license or purchase from third parties, on geographic and spatially referenced information relating to residential and commercial structures by using the latest remote sensing and machine learning technologies. Lastly, we purchase data from data aggregators under contracts that reflect prevailing market pricing for the data elements purchased, including county tax assessor records, descriptions of hazards such as flood plains, and professional licenses. We are the owners of the derivative solutions we create using the data we collect.
Information Technology
Technology
Our information technology systems and the more recent adoption of cloud computing are fundamental to our success. They are used for the storage, processing, access, and delivery of the data that forms the foundation of our business and the development and delivery of the solutions we provide to our customers. Much of the technology we use and provide to our customers is developed, maintained, and supported by approximately 18% of our employee population. We generally own, or have secured ongoing rights to use for the purposes of our business, all the customer-facing applications that are material to our operations. We support and implement a mix of technologies and focus on implementing the most efficient technology for any given business requirement or task.
Data Centers
We have two primary data centers in Somerset, New Jersey, and Lehi, Utah, creating redundancy and back up capabilities. In addition, we have data centers located in other states dedicated to certain business units.
Disaster Recovery
We are committed to a framework for business continuity management and carry out annual reviews of the state of preparedness of each business unit. We also have documented disaster recovery plans in place for each of our major data centers and each of our solutions. The data center in Somerset, New Jersey is the recovery site for the Lehi, Utah, data center and vice versa. Business continuity planning is in place for all of our critical business processes to provide for the prompt and effective continuation of critical services in the event of a business disruption. Our business continuity program adheres to ISO 22301:2012, which is an international standard for business continuity. All business impact analysis and business continuity plans are reviewed and updated, at a minimum, annually or when significant business changes occur.
Security
We have adopted a wide range of measures to ensure the security of our IT infrastructure and data. Security measures generally cover the following key areas: security policies and governance committees, physical security, logical security of the perimeter, network security such as firewalls, logical access to the operating systems, deployment of virus detection software, and appropriate procedures relating to removable media such as laptops. Laptops are encrypted, and media leaving our premises and sent to third-party storage facilities are also encrypted. Our commitment to security has earned ISO 27001:2013 Certification for our core data centers, which is an international standard for best practices associated with our Information Security Management System.
Intellectual Property
We own a significant number of intellectual property rights, including copyrights, trademarks, trade secrets, and patents. Specifically, our policy language, insurance manuals, software, and databases are protected by both registered and common law copyrights; and the licensing of those materials to our customers for their use represents a large portion of our revenue. We also own in excess of 500 trademarks in the U.S. and foreign countries, including the names of our products and services and our logos and tag lines, many of which are registered. We believe many of our trademarks, trade names, service marks, and logos to be of material importance to our business, as they assist our customers in identifying our products and services and the quality that stands behind them. We consider our intellectual property to be proprietary, and we rely on a combination of statutory (for example, copyright, trademark, trade secret, and patent) and contractual safeguards in a comprehensive intellectual property enforcement program to protect it wherever it is used.
We also own several patents and have several pending patent applications in the U.S. that complement our products. The patents and patent applications include claims, that pertain to technology, including a patent for our Liability Navigator®™ product. We believe the protection of our proprietary technology is important to our success, and we will continue to seek to protect those intellectual property assets for which we have expended substantial research and development capital and that are material to our business.
To maintain control of our intellectual property, we enter into contractual agreements with our customers, granting each customer permission to use our products and services, including our software and databases. This helps maintain the integrity of our proprietary intellectual property and to protect the embedded information and technology contained in our solutions. As a general practice, employees, contractors, and other parties with access to our proprietary information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information, and technology.
Employees
As of December 31, 2019, we employed 9,060 full-time and 240 part-time employees. None of our employees located in the U.S. are represented by unions. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Our employees include more than 200 actuarial professionals, including 35 Fellows and 40 Associates of the Casualty Actuarial Society as well as 137 Chartered Property Casualty Underwriters, 16 Associate Insurance Data Managers, 14 Certified Insurance Data Managers, 1 Fellow Insurance Data Manager, and more than 1,000 professionals with advanced degrees, including PhDs in mathematics and statistical modeling who review both the data and the models.
Regulation
Because our business involves the distribution of certain personal, public, and nonpublic data to businesses and governmental entities that make eligibility, service, and marketing decisions based on such data, certain of our solutions and services are subject to regulation under federal, state, and local laws in the U.S. and, to a lesser extent, in foreign countries. Examples of such regulation include the Fair Credit Reporting Act, which regulates the use of consumer credit report information; the Gramm-Leach-Bliley Act, which regulates the use of nonpublic personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions; the Drivers Privacy Protection Act, which prohibits the public disclosure, use, or resale by any state’s department of motor vehicles of personal information about an individual that was obtained by the department in connection with a motor vehicle record, except for a “permissible purpose”; and various other federal, state, and local laws and regulations.
Those laws generally restrict the use and disclosure of personal information and provide consumers certain rights to know the manner in which their personal information is being used, to challenge the accuracy of such information, and/or to prevent the use and disclosure of such information. In certain instances, the laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches in certain circumstances.
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
Many of our products, services, and operations as well as insurers' use of our services are subject to state rather than federal regulation by virtue of the McCarran-Ferguson Act. As a result, many of our operations and products are subject to review and/or approval by state regulators. Further, our operations involving licensed advisory organization activities are subject to periodic examinations conducted by state regulators; and our operations and products are subject to state antitrust and trade practice statutes within or outside state insurance codes, which are typically enforced by state attorneys general and/or insurance regulators.
Available Information
We maintain an Investor Relations website on the Internet at investor.verisk.com. We make available free of charge on or through this website, our annual, quarterly, and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC. For access to the filings, click the “SEC Filings” link on the “Financial Information” tab on our Investor Relations homepage. The contents of our website are not incorporated into this filing. Verisk trades on the NASDAQ Global Market in the Nasdaq Global Select Market segment under the ticker symbol “VRSK.” Our stock was first publicly traded on October 7, 2009.
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
We depend upon data from external sources, including data received from customers and various government, and public record services, for information used in our databases. In general, we do not own the information in these databases, and the participating organizations could discontinue contributing information to the databases. Our data sources could withdraw or increase the price for their data for a variety of reasons, and we could also become subject to legislative, judicial, or contractual restrictions on the use of such data, in particular if such data is not collected by the third parties in a way that allows us to legally use and/or process the data. In addition, some of our customers have been, and in the future may continue to be, stockholders of our company. If our customers’ percentage of ownership of our common stock decreases, or they cease to be stockholders of our company, there can be no assurance that our customers will continue to provide data to the same extent or on the same terms. If a substantial number of data sources, or certain key sources, were to withdraw or be unable to provide their data, or if we were to lose access to data due to government regulation or if the collection of data became uneconomical, our ability to provide solutions to our customers could be impacted, which could materially adversely affect our business, reputation, financial condition, operating results, and cash flows.
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
Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2019, approximately 49% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, invoices for certain of our solutions are linked in part to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry that are beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions.
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
Our long-term business strategy includes growth through acquisitions. Future acquisitions may not be completed on acceptable terms and acquired assets, data or businesses may not be successfully integrated into our operations, and we may ultimately divest unsuccessful acquisitions or investments. Any acquisitions or investments will be accompanied by the risks commonly encountered in the acquisitions of businesses. Such risks include, among other things:

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
The following legal and regulatory developments also could have a material adverse effect on our business, financial position, results of operations or cash flows:

•	amendment, enactment, or interpretation of laws and regulations which restrict the access and use of personal information and reduce the supply of data available to customers;

•	changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;

•	failure of our solutions to comply with current and future laws and regulations; and

•	failure of our solutions to adapt to changes in the regulatory environment in an efficient, cost-effective manner.
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
The results of the referendum on June 23, 2016 in the U.K., to exit the E.U., which is commonly referred to as “Brexit,” and to potentially significantly change the U.K.’s relationship with the E.U. and the laws and regulations impacting business conducted between the U.K. and E.U. countries could disrupt the overall stability of the E.U. given the diverse economic and political circumstances of individual E.U. countries and negatively impact our European operations. An immediate consequence of the Brexit vote was an adverse impact to global markets, including currency markets which experienced a sharp drop in the value of the British pound.  Longer term, the ongoing uncertainty regarding the future terms of the U.K.’s relationship with the E.U. could result in the U.K. losing access to certain aspects of the single E.U. market and the global trade deals negotiated by the E.U. on behalf of its members. While the U.K. formally exited the E.U. on January 31,

2020, uncertainty remains as to the process and future relationship between the U.K. and the E.U. The Brexit process and the perceptions as to the impact of the withdrawal of the U.K. may adversely affect business activity, political stability and economic conditions in the U.K., the E.U. and elsewhere, the impact of which could have an adverse effect our financial condition, results of operations and cash flows.
If there are substantial sales of our common stock, our stock price could decline.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive. As of December 31, 2019, our ten largest shareholders owned 41.6% of our common stock, including 4.7% of our common stock owned by our Employee Stock Ownership Plan or ESOP. Such stockholders are able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.
Pursuant to our equity incentive plans, options to purchase approximately 7,064,380 shares of common stock were outstanding as of February 14, 2020. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.
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
Our headquarters are in Jersey City, New Jersey. As of December 31, 2019, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	352,765	December 31, 2033
Lehi, Utah	200,000	January 31, 2024
Boston, Massachusetts	69,806	November 30, 2020
White Plains, New York	63,461	September 29, 2021
Houston, Texas	56,584	April 30, 2023

We also lease offices in 28 states in the U.S., and offices outside the U.S. to support our international operations in Argentina, Australia, Bahrain, Brazil, Bulgaria, Canada, China, Denmark, Germany, India, Indonesia, Ireland, Israel, Italy, Japan, Kazakhstan, Malaysia, Mexico, Nepal, Netherlands, New Zealand, Nigeria, Poland, Russia, Singapore, South Africa, South Korea, Spain, Thailand, the United Arab Emirates, and the U.K.
We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business, including the matters described below. With respect to ongoing matters, we are unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to these matters or the impact they may have on our results of operations, financial position or cash flows. In the case of the 360Value Litigation, this is primarily because the matter is generally in early stages and discovery has not yet commenced. Although we believe we have strong defenses and intend to vigorously defend these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, financial position or cash flows.

Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, we were served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleged that our Roof InSight (now known as Geomni Roof), Property InSight product (now known as Geomni Property) and Aerial Sketch product in combination with our Xactimate product infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 8,078,436 (the "436 patent"), 8,170,840 (the "840 patent"), 8,209,152 (the "152 patent"), 8,542,880 (the "880 patent"), 8,818,770 (the "770 patent"), 8,823,732 (the "732 patent"), and 8,825,454 (the "454 patent"). On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 9,129,376 (the "376 patent") and 9,135,737 (the "737 patent") to the lawsuit. The First Amended Complaint sought an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, including by way of inducement the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 19, 2017, the District Court entered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to the 880 and 732 patents and certain asserted claims of the 436, 840, 152, 770, 454, 376 and 737 patents (collectively the “Patents in Suit”). Eagle View further reduced the number of asserted claims pertaining to the Patents in Suit to 18 asserted claims. Thereafter, Eagle View dropped the 152 patent and further reduced the number of asserted claims from the six remaining Patents in Suit to 11 asserted claims. Fact discovery and expert discovery closed in 2018 and our summary judgment motions were fully submitted on October 26, 2018. On December 6, 2018, the Court denied Eagle View’s motion for summary judgment that a key prior art reference be excluded. On December 20, 2018, the Court denied our motion for summary judgment of equitable estoppel. On January 29, 2019, the Court denied our motion for summary judgment of unpatentability pursuant to Section 101 of the Patent Act. Thereafter, Eagle View dropped the 737 patent and further reduced the number of asserted claims from the five remaining Patents in Suit to 6 asserted claims. On September 25, 2019, following a trial, the jury determined that we had willfully infringed the 6 asserted claims, and assessed damages in the amount of $125.0 million, for which we have recorded a reserve. The impact associated with the reserve was recorded in our consolidated financial statements included in this annual report on Form 10-K. After trial, Eagle View moved for a temporary restraining order (“TRO”) and a permanent injunction preventing our sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. The Court granted the motion for a TRO on September 26, 2019 and on October 18, 2019, issued an Order permanently enjoining defendants’ sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. We plan to appeal these results. Eagle View has petitioned the Court to award up to treble damages, together with fees and expenses. The parties’ post- trial motions were fully submitted on December 10, 2019 and the parties are awaiting a decision on these motions. We have established a $125.0 million reserve in connection with this litigation, however, at this time it is not reasonably possible to determine the ultimate resolution of this matter.
360Value Litigation
On December 10, 2018, we were served with a First Amended Complaint filed in the United States District Court for the Northern District of California titled Sheahan, et al. v. State Farm General Insurance Co., Inc., et al.  The action is brought by California homeowners, on their own behalf and on behalf of an unspecified putative class of State Farm policyholders whose homes were damaged or lost during the Northern California wildfires of 2017, against State Farm as well as us, ISO, and Xactware Solutions, Inc.  Plaintiffs served a Second Amended Complaint on January 6, 2019. Like the First Amended Complaint, it alleges that defendants through the use of our 360Value product conspired to under-insure plaintiffs’ homes by issuing undervalued policies and underestimating the costs of rebuilding those homes. Plaintiffs claim that defendants violated federal antitrust law as well as California consumer protection law and common law. Defendants filed their motions to dismiss the Second Amended Complaint on March 8, 2019. On July 2, 2019, the Court granted those motions, dismissing various claims with leave to amend, and dismissing other claims with prejudice. Plaintiffs filed their Third Amended Complaint on August 1, 2019. As in the Second Amended Complaint plaintiffs claim in the Third Amended Complaint that defendants violated federal antitrust law as well as California consumer protection law and common law. Defendants filed their motions to dismiss the Third Amended Complaint on September 19, 2019. The motions were fully submitted on October 31, 2019 and oral argument, originally scheduled for November 27, 2019, has been postponed to February 13, 2020. At this time, it is not reasonably possible to determine the ultimate resolution of, or estimate the liability related to, this matter.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. As of February 14, 2020, there were approximately 50 stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders, because a large portion of common stock is held in “street name” by brokers.
On February 13, 2019, April 29, 2019, July 24, 2019, and October 23, 2019, our Board approved a cash dividend of $0.25 per share of common stock issued and outstanding to the holders of record as of March 15, 2019, June 14, 2019, September 13, 2019, and December 13, 2019, respectively. The cash dividends of $40.9 million, $41.0 million, and $40.8 million, and $40.8 million were paid on March 29, 2019, June 28, 2019, September 30, 2019, and December 31, 2019, respectively. We have a publicly announced share repurchase plan and repurchased a total of 60,053,306 shares since our IPO through December 31, 2019. As of December 31, 2019, we had 380,841,474 shares of treasury stock.
Performance Graph

The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 index, an aggregate index of our proxy peers used in last year’s statement and an aggregate index of our proxy peers used in this year’s statements.  In this transition year, the table and the graph below include both the prior and the new indices of peer companies. The  peer issuers used for this graph are Alliance Data Systems Corporation, CoStar Group Inc., Equifax Inc., Factset Research Systems Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Gartner, Inc., IHS Markit,  Moody’s Corporation, MSCI Inc., Nielsen Holdings plc, S&P Global, and TransUnion.  The prior peer issuers used for this graph are the same as above excluding CoStar Group, Inc.  The graph assumes that the value of investment in our Common stock and in each index was $100 at December 31, 2014 and that all cash dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
Assumes $100 Invested on December 31, 2014
Assumes Dividend Reinvested
Fiscal Year Ended December 31, 2019

Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during 2019.

Issuer Purchases of Equity Securities
Our board of directors has authorized a share repurchase program, or Repurchase Program, since May 2010, of up to $3.8 billion, inclusive of the $500.0 million authorization approved by the board on February 12, 2020. As of December 31, 2019, $127.6 million remains available for share repurchases. In December 2018, March 2019, June 2019, and September 2019, we entered into four Accelerated Share Repurchase, or ASR, agreements to repurchase shares of its common stock for an aggregate purchase price of $250.0 million. These ASRs were settled in March 2019, June 2019, September 2019, and November 2019. In December 2019, we entered into an additional ASR agreement to repurchase shares of its common stock for an aggregate purchase price of $50.0 million. This ASR will be settled in February 2020. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregated value of $3,172.4 million. Our share repurchases for the quarter ended December 31, 2019 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
October 1, 2019 through October 31, 2019	252,940		$158.14	(1)	252,940	$177.6
November 1, 2019 through November 30, 2019	409,021	(1)	$140.62	(1)	409,021	$131.6
December 1, 2019 through December 31, 2019	27,411		$145.94		27,411	$127.6
	689,372		145.07	(1)	689,372
_______________

(1) In September 2019, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $50.0 million with HSBC Bank USA, N.A. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $50.0 million on October 1, 2019, we received 252,940 shares of our common stock at a price of $158.14 per share. Upon final settlement in November 2019, we received an additional 81,862 shares as determined by the daily volume weighted average share price of our common stock during the term of the ASR agreement, bringing the total shares received under this ASR agreement to 334,802 and a final average price paid of $149.34 per share. In addition to the ASR agreement, we also repurchased 327,159 shares of our common stock at an average price of $140.62 in November 2019.

Item 6.	Selected Financial Data
The following selected historical financial data should be read in conjunction with, and are qualified by reference to, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016, and 2015 are derived from consolidated financial statements that are not included in this annual report on Form 10-K. Results for the year ended December 31, 2019 are not necessarily indicative of results that may be expected in any other future period.
Between January 1, 2015 and December 31, 2019, we acquired 32 businesses (most notably Wood Mackenzie on May 19, 2015), which may affect the comparability of our consolidated financial statements. Our consolidated financial statements have been retroactively adjusted in all periods presented to give recognition to the discontinued operations of our healthcare business. The following table sets forth our statement of operations for the years ended December 31:

	2019	2018	2017	2016	2015

	(in millions, except for share and per share data)
Revenues:
Insurance	$1,855.5	$1,705.9	$1,550.5	$1,419.1	$1,330.6
Energy and Specialized Markets	573.6	513.3	444.7	442.8	308.8
Financial Services	178.0	175.9	150.0	133.3	121.3
Revenues	2,607.1	2,395.1	2,145.2	1,995.2	1,760.7
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	976.8	886.2	783.8	714.4	612.0
Selling, general and administrative	603.5	378.7	322.8	301.6	278.3
Depreciation and amortization of fixed assets	185.7	165.3	135.6	119.1	96.6
Amortization of intangible assets	138.0	130.8	101.8	92.5	70.4
Other operating expenses	6.2	—	—	—	—
Total operating expenses	1,910.2	1,561.0	1,344.0	1,227.6	1,057.3
Operating income	696.9	834.1	801.2	767.6	703.4
Other income (expense):
Investment (loss) income and others, net	(1.7)	15.3	9.2	6.1	16.9
Gain on derivative instruments	—	—	—	—	85.2
Interest expense	(126.8)	(129.7)	(119.4)	(120.0)	(121.4)
Total other expense, net	(128.5)	(114.4)	(110.2)	(113.9)	(19.3)
Income before income taxes from continuing operations	568.4	719.7	691.0	653.7	684.1
Provision for income taxes	(118.5)	(121.0)	(135.9)	(202.2)	(196.6)
Income from continuing operations	449.9	598.7	555.1	451.5	487.5
Income from discontinued operations, net of tax (1)	—	—	—	139.7	20.1
Net income	$449.9	$598.7	$555.1	$591.2	$507.6
Basic net income per share
Income from continuing operations	$2.75	$3.63	$3.36	$2.68	$2.95
Income from discontinued operations	—	—	—	0.83	0.12
Basic net income per share	$2.75	$3.63	$3.36	$3.51	$3.07
Diluted net income per share
Income from continuing operations	$2.70	$3.56	$3.29	$2.64	$2.89
Income from discontinued operations	—	—	—	0.81	0.12
Diluted net income per share	$2.70	$3.56	$3.29	$3.45	$3.01
Cash dividends declared per share (2)	$1.00	$—	$—	$—	$—
Weighted average shares outstanding:
Basic	163,535,438	164,808,110	165,168,224	168,248,304	165,090,380
Diluted	166,560,115	168,297,836	168,688,868	171,171,572	168,451,343

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance for the years ended December 31:

	2019	2018	2017	2016	2015

	(in millions)
Other data:
EBITDA (3):
Insurance	$827.1	$932.2	$855.8	$779.2	$762.5
Energy and Specialized Markets	137.4	154.4	133.6	151.2	162.3
Financial Services	54.4	58.9	58.4	320.9	129.4
EBITDA	$1,018.9	$1,145.5	$1,047.8	$1,251.3	$1,054.2
The following is a reconciliation of net income to EBITDA:
Net income	$449.9	$598.7	$555.1	$591.2	$507.6
Depreciation and amortization of fixed and intangible assets from continuing operations	323.7	296.1	237.4	211.6	167.0
Interest expense from continuing operations	126.8	129.7	119.4	120.0	121.4
Provision for income taxes from continuing operations	118.5	121.0	135.9	202.2	196.6
Depreciation, amortization, interest and provision for income taxes from discontinued operations	—	—	—	126.3	61.6
EBITDA	$1,018.9	$1,145.5	$1,047.8	$1,251.3	$1,054.2
The following table sets forth our consolidated balance sheet data as of the years ended December 31:

	2019	2018	2017	2016	2015

	(in millions)
Balance Sheet Data (4):
Cash and cash equivalents	$184.6	$139.5	$142.3	$135.1	$138.3
Total assets	$7,055.2	$5,900.3	$6,020.3	$4,631.2	$5,593.7
Total debt (5)	$3,151.0	$2,723.3	$3,008.8	$2,387.0	$3,145.7
Stockholders’ equity	$2,260.8	$2,070.6	$1,925.4	$1,332.4	$1,372.0

(1)
On June 1, 2016, we sold our healthcare business. Results of operations for the healthcare business are reported as discontinued operations for the year ended December 31, 2016 and for all prior periods presented. As necessary, the amounts have been retroactively adjusted in all periods presented to give recognition to the discontinued operations.

(2)
Cash dividends declared per share is calculated by the aggregate cash dividends declared in a fiscal year divided by the shares issued and outstanding. See Note 16. of our consolidated financial statements included in this annual report on Form 10-K.

(3)
EBITDA is the financial measure that management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. Because EBITDA is calculated from net income, this presentation includes EBITDA from discontinued operations of our healthcare business. In addition, references to EBITDA margin, which is computed as EBITDA divided by revenues from continuing and discontinued operations. See Note 19. of our consolidated financial statements included in this annual report on Form 10-K.

Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our operating income, net income or cash flow from operating activities reported under GAAP. Management uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of company performance. Some of these limitations involved in the use of EBITDA are:

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

▪	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

(4)	Refer to Note 8. of our consolidated financial statements included in this annual report on Form 10-K for the impacts of the adoption of Topic 842, Leases.

(5)	Includes finance lease obligations and unamortized discount and debt issuance costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

This discussion includes a comparison of our results of operations, liquidity and capital resources, financing and financing capacity and cash flow for the years ended December 31, 2019 and 2018. A discussion of changes in our results of operations and cash flows for the years ended December 31, 2018 and 2017 can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" within the annual report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019.

Verisk is a leading data analytics provider serving customers in insurance, energy and specialized markets, and financial services. Using advanced technologies to collect and analyze billions of records, we draw on unique data assets and deep domain expertise to provide innovations that may be integrated into customer workflows. We offer predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, natural resources intelligence, economic forecasting, commercial banking and finance, and many other fields. In the United States, or U.S., and around the world, we help customers protect people, property, and financial assets. Refer to Item 1. Business for further discussion.
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
Our Insurance segment provides underwriting and ratings, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 71% of our revenues for the years ended December 31, 2019 and 2018. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented approximately 22% of our revenues for the years ended December 31, 2019 and 2018. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants. Our Financial Services segment's revenues represented approximately 7% of our revenues for the years ended December 31, 2019 and 2018.

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
EBITDA growth. We use EBITDA growth as a measure of our ability to balance the size of revenue growth with cost management and investing for future growth. EBITDA growth allows for greater transparency regarding our operating performance and facilitate period-to-period comparison.
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
Approximately 82% of the revenues in our Insurance segment for the years ended December 31, 2019 and 2018 were derived from hosted subscriptions through agreements (generally one to five years) for our solutions. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 78% of the revenues in our Energy and Specialized Markets segment for the years ended December 31, 2019 and 2018 were derived from hosted subscriptions with long-term agreements for our solutions. Our customers in this segment include most of the top 10 global energy providers around the world. Approximately 72% and 73% of the revenues in our Financial Services segment for the years ended December 31, 2019 and 2018, respectively, were derived from subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include financial institutions, payment networks and processors, alternative lenders, regulators, merchants, and all of the top 30 credit card issuers in North America, the United Kingdom, and Australia.
We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the years ended December 31, 2019 and 2018, approximately 19% and 20% of our consolidated revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Principal Operating Costs and Expenses
Personnel expenses are a major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 52% and 58% of our total operating expenses for the years ended December 31, 2019 and 2018, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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
A significant change in P&C insurers’ profitability could affect the demand for our solutions. For insurers, the keys to profitability include increasing investment income, premium growth and disciplined underwriting of risks. Investment income remains under pressure as a result of low interest rates. Growth in P&C insurers’ direct written premiums is cyclical, with total industry premium growth receding from a peak of 14.8% in 2002 to a trough of negative 3.1% in 2009 and subsequently recovering to 4.4% in 2012, 4.3% in 2013, 4.4% in 2014, 3.7% in 2015, 3.7% in 2016, 4.7% in 2017 and, 5.5% in 2018.  In recent years, we have signed multi-year contracts with certain customers, and pricing is fixed at the beginning of each multi-year period; pricing for other customers is still linked to prior years' premiums. Based on the most recent results available, direct premium growth and net premium growth accelerated in 2018. However, insurers were also challenged by heightened catastrophic losses in 2018 associated with major hurricanes, such as Florence and Michael, and several devastating wildfires in the state of California, coupled with additional losses reported from the three major hurricanes in 2017 - Harvey, Irma, and Maria. These events illustrate the need for broader coverages, such as flood to meet the changing needs of communities.  We continue to provide the necessary resources to meet insurer needs.

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

Trends in the energy, chemicals, metals and mining sectors, and activity in financial markets can influence our revenues. These include geopolitical risks such as the U.S.-China trade dispute and heightened tension in the Middle East, among others, which influenced commodity flows and prices in 2019. Commodity markets in energy were also oversupplied challenging the revenues for some of our major energy customers. Brent oil averaged $64 dollar per barrel in 2019, down from

$71 dollar per barrel in 2018; U.S. and globally traded gas prices are also in a downcycle. Investment in the natural resources sector fell sharply mid-decade but has stabilised at a lower level in recent years. Many companies in the natural resources sector continue to demonstrate tight capital discipline which may affect our business. The energy transition presents both a threat and an opportunity for the sector and our revenues. Increasing global economic growth will lead to higher energy demand and, in turn, potentially our services. Fossil fuels will meet much of global demand for some decades, but zero carbon energy (renewables and emerging technologies such as electric vehicles and energy storage) will grow in importance. The infrastructure needed for the electrification of economies will drive demand for base metals, some bulk commodities and battery raw materials. Climate change and decarbonisation are rising up the agenda, and policy on environmental and social governance is intensifying. Attracting the capital needed to meet future energy demand is one of the industry’s challenges and data, analysis and insight will help our customers achieve this.
Trends in the banking and retail sectors can influence revenues in our Financial Services segment in many ways. Fraud and similar financial crimes in particular impact our customers in ways ranging from regulatory risk and credit loss for financial institutions, to counterfeit loss and inventory shrinkage for merchants. This can strengthen demand for our credit risk and fraud solutions ranging from enhanced brand protection solutions for retailers, through to enhanced artificial-intelligence led models to identify cross bank and cross-border fraudulent transactions. Following regulatory intervention, some markets are seeing increased standardization of offered products across issuers which could stifle competition and innovation for consumers. Additionally, traditional retail banks and consumer lenders face increasing competition from financial technology companies and on-line lending new entrants, and finally the market is reacting to increased data privacy laws such as General Data Protection Regulation, or GDPR, by demanding broader use of tokenization-based solutions and managing data use rights more closely. Our data model has relied on tokenization, and we address these emerging issues by leveraging our extensive wallet-based market and product data and expertise, and also support an active and ongoing dialogue with regulators worldwide to fully understand the impact and adverse consequences of any intended legislation.
Description of Acquisitions
We acquired twenty-three businesses since January 1, 2017. These acquisitions affect the comparability of our consolidated results of operations between periods. See a description of our 2019 acquisitions below and Note 10. to our consolidated financial statements included in this annual report on Form 10-K for further discussions.
2019 Acquisitions
On December 23, 2019, we acquired 100 percent of the stock of Flexible Architecture and Simplified Technology, LLC., or FAST, a software company for the life insurance and annuity industry. FAST offers a flexible policy administration system that helps insurers accelerate underwriting and claims to enhance the customer experience and support profitable growth. FAST has become part of the claims category within our Insurance segment, and expanded and enhanced the suite of solutions we are developing across the enterprise for life insurers looking to transform the customer experience throughout the life of the policy, from quote to claims.
On December 19, 2019, we acquired selected assets of Commerce Signals, Inc., or Commerce Signals, a software company that offers a data sharing platform for retail, restaurant and entertainment marketers. Commerce Signals has become part of our Financial Services segment, and enhanced the existing solutions we currently offer.
On November 5, 2019, we acquired 100 percent of the stock of Genscape, Inc., or Genscape, a global provider of real-time data and intelligence for commodity and energy markets. Genscape has become part of the Energy and Specialized Markets segment, and enhanced our business’ existing sector intelligence in energy data and analytics.
On October 10, 2019, we acquired 100 percent of the stock of BuildFax, Inc., or BuildFax. BuildFax uses building permit, contractor, and inspection data to provide information about the condition of properties to insurance and financial institutions. The data from BuildFax enhances property analytics under the underwriting & rating category within our Insurance segment while helping underwriters gain insight into changes in the property insured.
On August 28, 2019, we acquired substantially all of the assets of Property Pres Wizard, LLC, or PPW. PPW is a web and mobile application that manages work order details and property status in the field services industry throughout the supply chain. PPW has become part of the claims category within our Insurance segment and added a service order and project management application to our PropTech suite of solutions.
On July 31, 2019, we acquired 100 percent of the stock of Keystone Aerial Surveys, Inc., or Keystone, to expand our remote imagery business. Keystone sources imagery by providing customers geospatial solutions and has become part of the claims category within our Insurance segment. Keystone was a component within the aerial imagery sourcing group, which was qualified as assets held for sale on December 2, 2019. On February 1, 2020, the sale of the aerial imagery sourcing group was closed. See Description of Businesses Held for Sale and Disposition below and Note 10. of our consolidated financial statements included in this annual report on Form 10-K for further discussion.
On March 29, 2019, we entered into an agreement with an enterprise application software provider to acquire their Content as a Service (“CaaS”) business, which included the Environmental Health and Safety Regulatory Content and Environmental Health and Safety Regulatory Documentation teams and data assets. The CaaS business has become part of our Energy and Specialized Markets segment. This transaction strengthened our environmental health and safety services business and extended its global customer footprint and European operations.

Description of Businesses Held for Sale and Disposition

During the fourth quarter of 2019, our compliance background screening business and the aerial imagery sourcing group within the remote imagery business qualified as assets held for sale, respectively. These assets held for sale were part of the claims category within our Insurance segment as of December 31, 2019. Our board of directors approved the actions to make these assets held for sale available for immediate sale at their current fair value in the fourth quarter of 2019. On February 1, 2020, the sale of the aerial imagery sourcing group was completed. We contributed the assets and stock related to the business held for sale and cash of $60.0 million in exchange for a non-controlling 35.0% ownership interest in Vexcel Group, Inc. On February 14, 2020, the sale of the compliance background screening business was also completed. See Note 11. to our consolidated financial statements included in this annual report on Form 10-K.

On July 15, 2019, we sold our retail analytics solution business for $2.0 million excluding contingent and indemnity escrows of $0.4 million. The sale resulted in a loss of $6.2 million for the year ended December 31, 2019. See Note 11. to our consolidated financial statements included in this annual report on Form 10-K.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Consolidated Results of Continuing Operations
Revenues
Revenues were $2,607.1 million for the year ended December 31, 2019 compared to $2,395.1 million for the year ended December 31, 2018, an increase of $212.0 million or 8.9%. Our recent acquisitions (Business Insight, Validus, Rulebook, Keystone, PPW, BuildFax and FAST within the Insurance segment; the CaaS business and Genscape within the Energy and Specialized Markets segment; and Commerce Signals within the Financial Services segment), and businesses held for sale (compliance background screening and the aerial imagery sourcing businesses within the claims category of the Insurance segment), partially offset by the disposition (retail analytics solution business within the Financial Services segment), contributed net revenues of $64.7 million. The remaining increases in our consolidated revenues of $147.3 million or 6.2% related to the following: revenues within our Insurance segment increased $115.6 million or 6.8%; revenues within our Energy and Specialized Markets segment increased $27.5 million or 5.3%; and revenues within our Financial Services segment increased $4.2 million or 2.4%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	2019	2018	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Insurance	$1,855.5	$1,705.9	8.8%	6.8%
Energy and Specialized Markets	573.6	513.3	11.7%	5.3%
Financial Services	178.0	175.9	1.2%	2.4%
Total revenues	$2,607.1	$2,395.1	8.9%	6.2%

Cost of Revenues
Cost of revenues was $976.8 million for the year ended December 31, 2019 compared to $886.2 million for the year ended December 31, 2018, an increase of $90.6 million or 10.2%. Our recent acquisitions, businesses held for sale and disposition accounted for a net increase of $32.3 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $58.3 million or 6.7% primarily due to increases in salaries and employee benefits of $40.3 million, information technology expenses of $10.2 million, data costs of $4.4 million, and other operating expenses of $3.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $603.5 million for the year ended December 31, 2019 compared to $378.7 million for the year ended December 31, 2018, an increase of $224.8 million or 59.4%. Our litigation reserve related to the Xactware Solutions, Inc. Patent Litigation accounted for an increase of $125.0 million (see Note 21, Commitments and Contingencies, to our consolidated financial statements included in this annual report on Form 10-K). Our acquisition-related costs (earn-outs) accounted for an increase of $71.1 million (see Note 10, Acquisitions, to our consolidated financial statements included in this annual report on Form 10-K). Our recent acquisitions, businesses held for sale, and disposition, accounted for an net increase of $12.6 million primarily related to salaries and employee benefits. The remaining SGA increased $16.1 million or 4.3% primarily due to increases in salaries and employee benefits of $11.7 million, information technology expenses of $3.2 million, and professional consulting costs of $2.7 million; these increases were partially offset by a decrease in other general expenses of $1.5 million.
The increase in salaries and employee benefits of $11.7 million included an increase in stock based compensation of $2.0 million. Our stock based compensation increased as a result of the expensing of the full impact of the equity awards in the period for all employees upon the attainment of age 62 during the year in accordance with ASC 718, Stock Compensation, or ASC 718, instead of amortizing the expense over the vesting term.
Other Operating Expenses
Other operating expenses were $6.2 million for the year ended December 31, 2019 compared to $0 million for the year ended December 31, 2018, an increase of $6.2 million, primarily related to a loss associated with the disposition of our retail analytics solution business.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $185.7 million for the year ended December 31, 2019 compared to $165.3 million for the year ended December 31, 2018, an increase of $20.4 million or 12.4%. The increase in depreciation and amortization of fixed assets primarily related to depreciation and amortization incurred in connection to our recent acquisitions, hardware and software development costs and aircraft equipment placed into use to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $138.0 million for the year ended December 31, 2019 compared to $130.8 million for the year ended December 31, 2018, an increase of $7.2 million or 5.5%. The increase was primarily due to amortization related to our recent acquisitions of $11.8 million, partially offset by currency fluctuations impacting amortization denominated in currencies other than U.S. dollars.
Investment (Loss) Income and Others, Net
Investment (loss) income and others, net was a loss of $1.7 million for the year ended December 31, 2019 compared to a gain of $15.3 million for the year ended December 31, 2018. The decrease of $17.0 million was primarily due to a realized gain and interest income of $20.4 million related to the repayment of the subordinated promissory note receivable in August 2018, prior to its maturity.
Interest Expense
Interest expense was $126.8 million for the year ended December 31, 2019 compared to $129.7 million for the year ended December 31, 2018, a decrease of $2.9 million or 2.2%. The decrease was primarily due to our higher average outstanding borrowings for the year ended December 31, 2018 related to the Credit Facility. These higher average outstanding borrowings in 2018 were primarily associated with the funding of the acquisitions of G2, LCI and Sequel, which occurred in August 2017 and PowerAdvocate, which occurred in December 2017.

Provision for Income Taxes
The provision for income taxes was $118.5 million for the year ended December 31, 2019 compared to $121.0 million for the year ended December 31, 2018, a decrease of $2.5 million or 2.0%. The effective tax rate was 20.9% for the year ended December 31, 2019 compared to 16.8% for the year ended December 31, 2018. The increase in the effective tax rate in 2019 compared to 2018 was primarily due to the impact of lower tax benefits from equity compensation in the current period versus the prior period as well as nondeductible earn-out expenses in the current period.
Net Income
The net income margin for our consolidated results was 17.3% for the year ended December 31, 2019 compared to 25.0% for the year ended December 31, 2018.
EBITDA Margin
The EBITDA margin for our consolidated results was 39.1% for the year ended December 31, 2019 compared to 47.8% for the year ended December 31, 2018. The decrease in EBITDA margin was primarily related to the litigation reserve, acquisition-related costs (earn-outs), the loss on the sale of our retail analytics solution business, and additional stock-based compensation as a result of accelerated vesting of equity awards granted to employees at age 62 for the year ended December 31, 2019.
Results of Continuing Operations by Segment
Insurance
Revenues

Revenues were $1,855.5 million for the year ended December 31, 2019 compared to $1,705.9 million for the year ended December 31, 2018, an increase of $149.6 million or 8.8%. Our underwriting & rating revenues increased $100.1 million or 8.7%. Our claims revenues increased $49.5 million or 8.8%.

	2019	2018	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Underwriting & rating	$1,244.6	$1,144.5	8.7%	7.3%
Claims	610.9	561.4	8.8%	5.8%
Total Insurance	$1,855.5	$1,705.9	8.8%	6.8%
Our recent acquisitions, Business Insight, Validus, Rulebook, Keystone, PPW, BuildFax and FAST, and businesses held for sale, the compliance background screening and aerial imagery sourcing businesses, contributed net revenues of $34.0 million and the remaining Insurance revenues increased $115.6 million or 6.8%. Our underwriting & rating revenues increased $83.5 million or 7.3%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers within commercial and personal lines. In addition, catastrophe modeling services contributed to the growth. Our claims revenues increased $32.1 million or 5.8%, primarily due to growth in our claims analytics revenues and repair cost estimating solutions revenues, slightly offset by the impact of the injunction ruling related to the roof measurement solutions in the fourth quarter.
Cost of Revenues
Cost of revenues for our Insurance segment was $631.5 million for the year ended December 31, 2019 compared to $568.1 million for the year ended December 31, 2018, an increase of $63.4 million or 11.2%. Our recent acquisitions and businesses held for sale, represented a net increase of $16.9 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $46.5 million or 8.3% primarily due to increases in salaries and employee benefits of $31.9 million, information technology expenses of $8.9 million, data costs of $3.6 million, and other operating expenses of $2.1 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Insurance segment were $397.7 million for the year ended December 31, 2019 compared to $218.8 million for the year ended December 31, 2018, an increase of $178.9 million or 81.7%. Our litigation reserve related to the Xactware Solutions, Inc. Patent Litigation accounted for an increase of $125.0 million. Our acquisition-related costs (earn-outs) accounted for an increase of $32.1 million. Our recent acquisitions, and businesses held for sale, accounted for an increase of $8.0 million primarily related to salaries and employee benefits. The remaining SGA increased $13.8 million or 6.4% primarily due to increases in salaries and employee benefits of $10.0 million, information technology expenses of $2.5 million, and professional consulting costs of $2.3 million; these increases were partially offset by a decrease in other general expenses of $1.0 million.
The increase in salaries and employee benefits of $10.0 million included an increase in stock based compensation of $1.4 million. Our stock based compensation increased as a result of the expensing of the full impact of the equity awards in the period for all employees upon the attainment of age 62 during the year in accordance with ASC 718, instead of amortizing the expense over the vesting term.
Investment (Loss) Income and Others, Net
Investment (loss) income and others, net was a gain of $0.8 million for the year ended December 31, 2019 compared to a gain of $13.2 million for the year ended December 31, 2018. The decrease of $12.4 million was primarily due to a realized gain and interest income of $17.2 million related to the repayment of the subordinated promissory note receivable in August 2018, prior to its maturity.
EBITDA Margin
EBITDA for our Insurance segment was $827.1 million for the year ended December 31, 2019 compared to $932.2 million for the year ended December 31, 2018. The EBITDA margin for our Insurance segment was 44.6% for the year ended December 31, 2019 compared to 54.6% for the year ended December 31, 2018. The decrease in EBITDA margin was primarily related to the litigation reserve, acquisition-related costs (earn-outs), and additional stock-based compensation as a result of accelerated vesting of equity awards granted to employees at age 62 for the year ended December 31, 2019.
Energy and Specialized Markets
Revenues
Revenues for our Energy and Specialized Markets segment were $573.6 million for the year ended December 31, 2019 compared to $513.3 million for the year ended December 31, 2018, an increase of $60.3 million or 11.7%. Our recent acquisitions, the Caas business and Genscape, within this segment contributed revenues of $32.8 million. The remaining increase in Energy and Specialized Markets revenue of $27.5 million or 5.3% primarily was due to an increase in new customers for our market and cost intelligence solutions, growth in the continuing end-market improvements in the energy sector, specifically in core research, and an increase in our environmental health and safety services revenue.
Cost of Revenues
Cost of revenues for our Energy and Specialized Markets segment was $248.1 million for the year ended December 31, 2019 compared to $218.2 million for the year ended December 31, 2018, an increase of $29.9 million or 13.7%. Our recent acquisitions accounted for an increase of $19.9 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $10.0 million or 4.5% primarily due to increases in salaries and employee benefits costs of $7.4 million, data costs of $0.8 million, information technology expenses of $0.7 million, and other operating costs of $1.1 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Energy and Specialized Markets segment were $186.1 million for the year ended December 31, 2019 compared to $141.1 million for the year ended December 31, 2018, an increase of $45.0 million or 32.0%. Our acquisition-related costs (earn-out) accounted for an increase of $39.5 million. Our recent acquisitions accounted for an additional increase of $4.5 million, primarily related to salaries and employee benefits. The remaining SGA increased $1.0 million or 0.8% primarily due to an increase in salaries and employee benefits costs of $0.8 million, professional consulting costs of $0.5 million, and information technology expenses of $0.5 million; these increases were partially offset by a decrease in other general expenses of $0.8 million.
Investment (Loss) Income and Others, Net
Investment (loss) income and others, net was a loss of $2.0 million for the year ended December 31, 2019 compared to a gain of $0.4 million for the year ended December 31, 2018.
EBITDA Margin
EBITDA for our Energy and Specialized Markets segment was $137.4 million for the year ended December 31, 2019 compared to $154.4 million for the year ended December 31, 2018. The EBITDA margin for our Energy and Specialized Markets segment was 24.0% for the year ended December 31, 2019 compared to 30.1% for the year ended December 31, 2018. The decrease in EBITDA margin was primarily related to acquisition-related costs (earn-out) and additional stock-based compensation as a result of accelerated vesting of equity awards granted to employees at age 62 for the year ended December 31, 2019.
Financial Services
Revenues
Revenues for our Financial Services segment were $178.0 million for the year ended December 31, 2019 compared to $175.9 million for the year ended December 31, 2018, an increase of $2.1 million or 1.2%.The increase within this segment of $4.2 million or 2.4% was primarily due to increases in spend informed analytics revenues and fraud and credit risk management, partially offset by weakness in enterprise data management solutions. The disposition of the retail analytics solution business negatively impacted growth by $2.1 million.
Cost of Revenues
Cost of revenues for our Financial Services segment was $97.2 million for the year ended December 31, 2019 compared to $99.9 million for the year ended December 31, 2018, a decrease of $2.7 million or 2.7%. The cost of revenues decreased $1.4 million due to the disposition of our retail analytics solution business for the year ended December 31, 2019 and $3.1 million due to our acquisition-related costs (earn-outs) for the year ended December 31, 2018. These decreases were partially offset by a cost of revenues increase of $1.8 million or 2.0%, primarily due to increases in salaries and employee benefits costs of $1.0 million, information technology expenses of $0.6 million and other operating costs of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Financial Services segment were $19.7 million for the year ended December 31, 2019 compared to $18.8 million for the year ended December 31, 2018, an increase of $0.9 million or 4.3%. Our acquisition-related costs (earn-out) accounted for a decrease of $0.4 million. The remaining SGA increase of $1.3 million, or 7.3%, is primarily due to increases in salaries and employee benefits costs of $0.9 million, information technology expenses of $0.2 million, and other general expenses of $0.3 million. These increases were partially offset by a decrease in professional consulting fees of $0.1 million.
Other Operating Expenses
Other operating expenses were $6.2 million for the year ended December 31, 2019 compared to $0 million for the year ended December 31, 2018, an increase of $6.2 million or 100.0%, which was primarily related to a loss associated with the disposition of our retail analytics solution business.
Investment (Loss) Income and Others, Net
Investment (loss) income and others, net was a loss of $0.5 million for the year ended December 31, 2019 compared to a gain of $1.7 million for the year ended December 31, 2018.

EBITDA Margin
EBITDA for our Financial Services segment was $54.4 million for the year ended December 31, 2019 compared to $58.9 million for the year ended December 31, 2018. The EBITDA margin for our Financial Services segment was 30.6% for the year ended December 31, 2019 compared to 33.5% for the year ended December 31, 2018. The decrease in EBITDA margin was primarily related to the loss generated from the sale of our retail analytics solution business and additional stock-based compensation expenses as a result of accelerated vesting of equity awards granted to employees at age 62 for the year ended December 31, 2019.
Quarterly Results of Operations
The following table sets forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2019. In management’s opinion, the quarterly data has been prepared on the same basis as the audited consolidated financial statements included in this annual report on Form 10-K, and reflects all necessary adjustments for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Quarters Ended
	March 31,	June 30,	September 30,		December 31,	Full Year

	2019					2019
	(in millions, except for per share data)
Statement of operations data:
Revenues	$625.0	$652.6	$652.7		$676.8	$2,607.1
Operating income	$202.4	$218.3	$69.6	(1)	$206.6	$696.9
Net income	$134.4	$150.4	$32.9		$132.2	$449.9
Basic net income per share	$0.82	$0.92	$0.20		$0.81	$2.75
Diluted net income per share	$0.81	$0.90	$0.20		$0.80	$2.70
	For the Quarters Ended
	March 31,	June 30,	September 30,		December 31,	Full Year

	2018					2018
	(in millions, except for per share data)
Statement of operations data:
Revenues	$581.2	$601.3	$598.7		$613.9	$2,395.1
Operating income	$194.5	$212.3	$211.1		$216.2	$834.1
Net income	$133.0	$153.5	$166.0		$146.2	$598.7
Basic net income per share	$0.81	$0.93	$1.01		$0.89	$3.63
Diluted net income per share	$0.79	$0.91	$0.99		$0.87	$3.56
_______________

(1)
Included a loss of $6.2 million from the sale of our retail analytics solution business to conform with the presentation of our consolidated financial statements in this Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources
As of December 31, 2019 and 2018, we had cash and cash equivalents and available-for-sale securities of $188.2 million and $142.8 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
Our consolidated capital expenditures as a percentage of consolidated revenues for the years ended December 31, 2019 and 2018, were 8.3% and 9.6%, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal-use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.”
We have historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2019, 2018 and 2017, we repurchased $300.0 million, $438.6 million and $276.3 million, respectively, of our common stock. For the year ended December 31, 2019, we also paid dividends of $163.5 million.
Financing and Financing Capacity
We had total debt, excluding finance lease obligations, unamortized discounts and premium, and debt issuance costs of $3,145.0 million and $2,715.0 million at December 31, 2019 and 2018, respectively. The debt at December 31, 2019 primarily consists of senior notes issued in 2019, 2015, 2012 and 2011 and borrowings outstanding under our committed senior unsecured Syndicated Revolving Credit Facility, or the Credit Facility, described below. Interest on the senior notes is payable semi-annually each year. The unamortized discount and debt issuance costs were recorded as "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-K over the life of the respective senior note. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. As of December 31, 2019, we had senior notes with an aggregate principal amount of $2,650.0 million outstanding, and we were in compliance with our financial debt covenants.
We have a credit facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company. On August 15, 2019, we entered into the fourth amendment, or the Amendment, to the Credit Facility, which reduced the borrowing capacity from $1,500.0 million to $1,000.0 million, extended the maturity date to August 15, 2024, and amended the pricing grid. Interest on borrowings under the Amendment is payable at an interest rate of LIBOR plus 1.0% to 1.625%, depending upon the public debt rating. A commitment fee on any unused balance is payable periodically and may range from 8.0 to 20.0 basis points based upon the public debt rating. The Amendment also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.5 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase one time each to 4.0 to 1.0 and 4.25 to 1.0. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the share repurchase program. As of December 31, 2019, we were in compliance with all financial and other debt covenants under the Credit Facility. During the year ended December 31, 2019, we had borrowings of $880.0 million and repayments of $800.0 million under the Credit Facility. As of December 31, 2019 and 2018, we had outstanding borrowings under the Credit Facility of $495.0 million and $415.0 million, respectively. Subsequent to December 31, 2019, we had borrowings of $40.0 million under the Credit Facility. In addition, we subsequently repaid a total of $130.0 million of the $495.0 million outstanding borrowings at December 31, 2019 under the Credit Facility.
Cash Flow
The following table summarizes our cash flow data for the years ended December 31:

	2019	2018	2017

	(in millions)
Net cash provided by operating activities	$956.3	$934.4	$743.5
Net cash used in investing activities	$(927.9)	$(265.4)	$(1,105.5)
Net cash provided by (used in) financing activities	$10.9	$(669.8)	$362.5

Operating Activities
Net cash provided by operating activities increased to $956.3 million for the year ended December 31, 2019 compared to $934.4 million for the year ended December 31, 2018. The increase was primarily related to an increase in cash receipts from customers driven by an increase in revenues and operating profit partially offset by an increase of income tax payments.
Investing Activities
Net cash used in investing activities of $927.9 million for the year ended December 31, 2019 was primarily related to acquisitions of $703.7 million including escrow funding and capital expenditures of $216.8 million.

Net cash used in investing activities of $265.4 million for the year ended December 31, 2018 was primarily related to capital expenditures of $231.0 million and acquisitions of $153.1 million including escrow funding, partially offset by proceeds from the repayment of the subordinated promissory note receivable of $121.4 million.
Financing Activities
Net cash provided by financing activities of $10.9 million for the year ended December 31, 2019 was driven by proceeds from issuance of long-term debt, inclusive of original issue premium and net of original discount, of $619.7 million, net debt proceeds on our Credit Facility of $80.0 million, and proceeds from stock options exercised of $52.4 million, partially offset by repurchases of common stock of $300.0 million, the repayment of our 4.875% senior notes of $250.0 million on January 15, 2019, and dividend payments of $163.5 million.

Net cash used in financing activities of $669.8 million for the year ended December 31, 2018 was primarily related to share repurchases of $438.6 million, net debt repayments of $300.0 million of borrowings under our Credit Facility, partially offset by proceeds from stock option exercises and other option-related items of $83.6 million.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2019 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

	(in millions)
Contractual obligations
Long-term debt, current portion of long-term debt and interest	$4,133.4	$615.7	$993.2	$160.0	$2,364.5
Operating leases (1)	304.7	48.7	74.8	52.4	128.8
Pension and postretirement plans (2)	16.3	2.0	4.0	3.4	6.9
Finance lease obligations (3)	8.1	5.2	2.8	0.1	—
Other long-term liabilities (4)	0.6	0.1	0.1	—	0.4
Total (5)	$4,463.1	$671.7	$1,074.9	$215.9	$2,500.6

(1)
Future operating lease payments of $2.5 million related to businesses classified as held for sale have been excluded. See Note 11. Businesses held for sale and disposition and Note 22. Subsequent events, to our consolidated financial statements included in this annual report on Form 10-K.

(2)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(3)
Future finance lease payments of $26.5 million related to businesses classified as held for sale have been excluded. See Note 11. Businesses held for sale and disposition and Note 22. Subsequent events, to our consolidated financial statements included in this annual report on Form 10-K.

(4)
Other long-term liabilities consist of our employee-related deferred compensation plan. We also have a deferred compensation plan for our Board of Directors; however, based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table.

(5)
Unrecognized tax benefits of approximately $11.5 million have been recorded as liabilities in accordance with ASC 740, which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $4.6 million.

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

As of December 31, 2019, we had goodwill of $3,864.3 million, which represents 54.8% of our total assets. During 2019, we performed an impairment test as of June 30, 2019 and confirmed that no impairment charge was necessary. None of our reporting units are at risk of impairment as the fair value of each reporting unit exceeds its carrying value. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, EBITDA, EBITDA margins and cash flows, useful lives and discount rates, and an estimate of value using multiples derived from the stock prices of publicly traded guideline companies applied to such expected cash flows and market approaches in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for determining the fair value of our reporting units. To mitigate undue influence, we set criteria and benchmarks that are reviewed and approved by various levels of management and reviewed by other independent parties. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill. There have been no goodwill impairment indicators subsequent to the impairment test performed as of June 30, 2019. For the year ended December 31, 2019, there were no impairment indicators related to our intangible assets.
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
We estimate unrecognized tax positions of $1.1 million that may be recognized by December 31, 2020, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.
As of December 31, 2019, we have gross federal, state, and foreign income tax net operating loss carryforwards of $229.1 million, which will expire at various dates from 2020 through 2039. Such net operating loss carryforwards expire as follows:

Years Ending	(In millions)
2020 - 2027	$24.9
2028 - 2032	14.6
2033 - 2039	189.6
Total	$229.1

The net deferred income tax liability of $346.2 million consists primarily of timing differences involving depreciation and amortization.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2(s) to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. At December 31, 2019, we had borrowings outstanding under our credit facility of $495.0 million, which bear interest at variable rates based on LIBOR plus 1.0% to 1.625% depending on certain ratios defined in the credit agreement. A change in interest rates on variable rate debt impacts our pre-tax income and cash flows, but does not impact the fair value of the instruments. Based on our overall interest rate exposure at December 31, 2019, a one percent change in interest rate would result in a change in annual pre-tax interest expense of approximately $5.0 million based on our current borrowing levels.

We have started to consider the implications of the transition of LIBOR to alternative reference rate measures that will likely become effective post December 2021.  We believe that there is still some uncertainty over what these rates will be but one possibility for U.S. dollar LIBOR would be the Secured Overnight Financing Rate ("SOFR").  As this decision has not been finalized at the time of amending our Credit Facility agreement, there is no definitive alternative rate proposed in the current contract. We are, however, reviewing the potential impact on the application of this rate on our interest expense once it becomes applicable.  As our only current contract extending beyond 2021, that is subject to the LIBOR rate is the Credit Facility, the impact will be dependent on what the outstanding borrowing amount is on the Credit Facility and the relevant interest rate that will be contractually applicable. Should we amend our Credit Facility to reflect SOFR, based on recent borrowings and applicable SOFR, we do not anticipate to have a material impact on the business.
Foreign Currency Risk
Our foreign-based businesses and results of operations are exposed to movements in the U.S. dollar to British pounds and other foreign currency exchange rates. A portion of our revenue is denominated in British pounds and other foreign currencies. If the U.S. dollar strengthens against British pounds and other foreign currencies, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in British pounds and other foreign currencies. If British pounds and other foreign currencies strengthen, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to British pounds and other foreign currency exchange rates did not have a material effect on our revenue for the year ended December 31, 2019. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.

Item 8.	Consolidated Financial Statements and Supplementary Data
The information required by this Item is set forth on pages 52 through 103 of this annual report on Form 10-K.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K for the Company and our subsidiaries other than our recent acquisitions in 2019 (See Note 10 of our consolidated financial statements included in this annual report on Form 10-K). Management excluded from its assessment the internal control over financial reporting of these acquisitions and collectively represents less than 1.4% of total assets (excluding goodwill and intangible assets which were integrated into the Company's systems and control environment) and less than 1.7% of revenues as of and for the year ended December 31, 2019. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
The information required by this Item is set forth on page 46 of this annual report on Form 10-K.
Attestation Report of the Registered Public Accounting Firm
The information required by this Item is set forth on pages 47 through 48 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting

We are in the process of integrating our recent acquisitions in 2019 into our overall internal control over financial reporting process. Other than this ongoing integration, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2019.
Management excluded from its assessment the internal control over financial reporting for our acquisitions in 2019 (See Note 10. of our consolidated financial statements included in this annual report on Form 10-K). The excluded financial statements of these acquisitions constitute approximately 1.4% of total assets (excluding goodwill and intangible assets which were integrated into the Company's systems and control environment) and 1.7% of revenues collectively included within our consolidated financial statements as of and for the year ended December 31, 2019. Due to the timing of the acquisitions, management did not assess the effectiveness of internal control over financial reporting for these acquisitions.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Verisk Analytics, Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 18, 2020, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Content as a Service (“Caas”), which was acquired on March 29, 2019,  Keystone Aerial Surveys, Inc., which was acquired on July 31, 2019, Property Pres Wizard, LLC., which was acquired on August 28, 2019, BuildFax, Inc., which was acquired on October 10, 2019, Genscape, Inc., which was acquired on November 5, 2019, Commerce Signals, Inc., which was acquired on December 19, 2019, and Flexible Architecture and Simplified Technology, LLC, which was acquired on December 23, 2019 (collectively the “2019 acquired businesses”). The consolidated financial statements of the 2019 acquired businesses constitute less than 1.4% of total assets (excluding goodwill and intangible assets which were integrated into the Company's systems and control environment) and less than 1.7% of revenues collectively of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at the 2019 acquired businesses.

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
February 18, 2020

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10. is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2019 (the “Proxy Statement”).
Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investor.verisk.com) under "Corporate Governance". We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

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
None.

Item 8.     Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 8 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 842, Leases, using the modified retrospective approach.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill - Energy and Specialized Markets Reportable Segment - Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, EBITDA margins, and the discount rate. The determination of fair value using the market approach requires management to make significant estimates and assumptions related to the selection of revenue and EBITDA multiples. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $3,864 million as of

December 31, 2019 of which $2,255 million was attributable to a reporting unit within the Energy & Specialized Markets reportable segment.

Given the significant judgments made by management to estimate the fair value of the reporting unit within the Energy and Specialized Markets reportable segment including management’s judgments in selecting significant assumptions to forecast future revenues, EBITDA margins, and the discount rate, as well as the selection of revenue and EBITDA multiples, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions for the reporting unit within the Energy and Specialized Markets reportable segment required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to forecasts of future revenue and EBITDA margin, selection of the discount rate used within the income approach and selection of the Revenue and EBITDA multiples used in the market approach for a reporting unit within the Energy & Specialized Markets reportable segment included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit within the Energy and Specialized Markets reportable segment such as controls related to management’s selection of the discount rate, forecasts of future revenue and Revenue and EBITDA multiples.

•	We evaluated management’s ability to accurately forecast future revenues and EBITDA margins by comparing actual results to management’s historical forecasts.

•	We evaluated the reasonableness of management’s revenue and EBITDA margin forecasts by comparing the forecasts to:

◦	Historical revenues and EBITDA margins.

◦	Internal communications to management and the Board of Directors.

◦	Forecasted information included in Company press releases, as well as in analyst and industry reports for the Company and certain peer companies.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies (2) Revenue and EBITDA multiples and (3) the discount rate by:

◦	Testing the source information underlying the determination of the discount rate, the selection of the Revenue and EBITDA multiples and the mathematical accuracy of the calculations.

◦	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 18, 2020

We have served as the Company's auditor since 2001.

VERISK ANALYTICS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018

	2019	2018

	(in millions, except par value and number of shares)
ASSETS:
Current assets:
Cash and cash equivalents	$184.6	$139.5
Accounts receivable, net	441.6	356.4
Prepaid expenses	60.9	63.9
Income taxes receivable	25.9	34.0
Other current assets	17.8	50.7
Current assets held for sale	14.1	—
Total current assets	744.9	644.5

Noncurrent assets:
Fixed assets, net	548.1	555.9
Operating lease right-of-use assets, net	218.6	—
Intangible assets, net	1,398.9	1,227.8
Goodwill	3,864.3	3,361.5
Deferred income tax assets	9.8	11.1
Other noncurrent assets	159.8	99.5
Noncurrent assets held for sale	110.8	—
Total assets	$7,055.2	$5,900.3

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$375.0	$250.9
Acquisition-related liabilities	111.2	12.6
Short-term debt and current portion of long-term debt	499.4	672.8
Deferred revenues	440.1	383.1
Operating lease liabilities	40.6	—
Income taxes payable	6.8	5.2
Current liabilities held for sale	18.7	—
Total current liabilities	1,491.8	1,324.6

Noncurrent liabilities:
Long-term debt	2,651.6	2,050.5
Deferred income tax liabilities	356.0	350.6
Operating lease liabilities	208.1	—
Acquisition-related liabilities	0.2	28.3
Other noncurrent liabilities	48.6	75.7
Noncurrent liabilities held for sale	38.1	—
Total liabilities	4,794.4	3,829.7

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 163,161,564 and 163,970,410 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,369.1	2,283.0
Treasury stock, at cost, 380,841,474 and 380,032,628 shares, respectively	(3,849.9)	(3,563.2)
Retained earnings	4,228.4	3,942.6
Accumulated other comprehensive loss	(486.9)	(591.9)
Total stockholders’ equity	2,260.8	2,070.6
Total liabilities and stockholders’ equity	$7,055.2	$5,900.3

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017

	(in millions, except per share amounts and number of shares)
Revenues	$2,607.1	$2,395.1	$2,145.2
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	976.8	886.2	783.8
Selling, general and administrative	603.5	378.7	322.8
Depreciation and amortization of fixed assets	185.7	165.3	135.6
Amortization of intangible assets	138.0	130.8	101.8
Other operating expenses	6.2	—	—
Total operating expenses	1,910.2	1,561.0	1,344.0
Operating income	696.9	834.1	801.2
Other income (expense):
Investment (loss) income and others, net	(1.7)	15.3	9.2
Interest expense	(126.8)	(129.7)	(119.4)
Total other expense, net	(128.5)	(114.4)	(110.2)
Income before income taxes	568.4	719.7	691.0
Provision for income taxes	(118.5)	(121.0)	(135.9)
Net income	$449.9	$598.7	$555.1
Basic net income per share	$2.75	$3.63	$3.36
Diluted net income per share	$2.70	$3.56	$3.29
Weighted average shares outstanding:
Basic	163,535,438	164,808,110	165,168,224
Diluted	166,560,115	168,297,836	168,688,868

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For The Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017

	(in millions)
Net income	$449.9	$598.7	$555.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	88.4	(154.1)	227.0
Unrealized holding gain on available-for-sale securities	—	—	0.4
Pension and postretirement adjustment	16.6	(24.8)	11.1
Total other comprehensive income (loss)	105.0	(178.9)	238.5
Comprehensive income	$554.9	$419.8	$793.6

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2019, 2018 and 2017

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

		(in millions, except for share data)
Balance as of January 1, 2017	544,003,038	$0.1	$2,121.6	$(2,891.4)	$2,752.9	$(650.8)	$1,332.4
Net income	—	—	—	—	555.1	—	555.1
Other comprehensive income	—	—	—	—	—	238.5	238.5
Treasury stock acquired (3,356,360 shares)	—	—	—	(269.8)	—	—	(269.8)
Stock options exercised (1,125,004 shares transferred from treasury stock)	—	—	28.7	9.2	—	—	37.9
Restricted stock lapsed (143,557 shares transferred from treasury stock)	—	—	(1.1)	1.1	—	—	—
Stock-based compensation	—	—	31.8	—	—	—	31.8
Net share settlement from restricted stock awards (36,067 shares withheld for tax settlement)	—	—	(2.9)	—	—	—	(2.9)
Other stock issuances (50,957 shares transferred from treasury stock)	—	—	2.0	0.4	—	—	2.4
Balance as of December 31, 2017	544,003,038	0.1	2,180.1	(3,150.5)	3,308.0	(412.3)	1,925.4
Adjustments to opening retained earnings related to Topic 606 and ASU 2016-01	—	—	—	—	35.9	(0.7)	35.2
Net income	—	—	—	—	598.7	—	598.7
Other comprehensive loss	—	—	—	—	—	(178.9)	(178.9)
Treasury stock acquired (3,882,467 shares)	—	—	—	(438.6)	—	—	(438.6)
Stock options exercised (2,752,735 shares transferred from treasury stock)	—	—	66.8	24.0	—	—	90.8
Restricted stock lapsed (176,610 shares transferred from treasury stock)	—	—	(1.5)	1.5	—	—	—
Stock-based compensation	—	—	38.5	—	—	—	38.5
Net share settlement from restricted stock awards (35,637 shares withheld for tax settlement)	—	—	(3.7)	—	—	—	(3.7)
Other stock issuances (44,602 shares transferred from treasury stock)	—	—	2.8	0.4	—	—	3.2
Balance as of December 31, 2018	544,003,038	0.1	2,283.0	(3,563.2)	3,942.6	(591.9)	2,070.6
Net income	—	—	—	—	449.9	—	449.9
Common stock dividend (1)	—	—	—	—	(164.1)	—	(164.1)
Other comprehensive income	—	—	—	—	—	105.0	105.0
Treasury stock acquired (2,178,151 shares)	—	—	—	(300.0)	—	—	(300.0)
Stock options exercised (1,131,970 shares transferred from treasury stock)	—	—	46.9	11.0	—	—	57.9
Restricted stock lapsed (192,109 shares transferred from treasury stock)	—	—	(1.8)	1.8	—	—	—
Stock-based compensation	—	—	42.7	—	—	—	42.7
Net share settlement from restricted stock awards (40,578 shares withheld for tax settlement)	—	—	(5.5)	—	—	—	(5.5)
Other stock issuances (45,226 shares transferred from treasury stock)	—	—	3.8	0.5	—	—	4.3
Balance as of December 31, 2019	544,003,038	$0.1	$2,369.1	$(3,849.9)	$4,228.4	$(486.9)	$2,260.8
(1) Refer to Note 16. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017

	(In millions)
Cash flows from operating activities:
Net income	$449.9	$598.7	$555.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	185.7	165.3	135.6
Amortization of intangible assets	138.0	130.8	101.8
Amortization of debt issuance costs and original issue discount, net of original issue premium	3.9	4.2	4.2
Provision for doubtful accounts	7.2	5.6	2.0
Realized gain on subordinated promissory note	—	(12.3)	—
Other operating expenses	6.2	—	—
Stock-based compensation expense	42.7	38.5	31.8
Realized (gain) loss on available-for-sale securities, net	(0.9)	0.1	—
Deferred income taxes	(29.3)	18.3	(73.6)
Loss on disposal of fixed assets, net	0.3	0.3	0.1
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(70.3)	(17.4)	(45.5)
Prepaid expenses and other assets	(19.7)	(28.2)	(30.6)
Operating lease right-of-use assets, net	51.3	—	—
Income taxes	15.0	(2.9)	22.7
Acquisition-related liabilities	70.4	9.7	—
Accounts payable and accrued liabilities	150.9	58.1	28.5
Deferred revenues	11.4	0.8	29.2
Operating lease liabilities	(49.5)	—	—
Other liabilities	(6.9)	(35.2)	(17.8)
Net cash provided by operating activities	956.3	934.4	743.5
Cash flows from investing activities:
Acquisitions, net of cash acquired of $10.4 million, $3.1 million and $29.9 million, respectively	(699.2)	(138.2)	(873.3)
Escrow funding associated with acquisitions	(4.5)	(14.9)	(41.6)
Proceeds from subordinated promissory note	—	121.4	—
Capital expenditures	(216.8)	(231.0)	(183.5)
Other investing activities, net	(7.4)	(2.7)	(7.1)
Net cash used in investing activities	(927.9)	(265.4)	(1,105.5)

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For The Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017

	(in millions)
Cash flows from financing activities:
Proceeds (repayment) of short-term debt, net	80.0	(300.0)	160.0
Repayments of current portion of long-term debt	(250.0)	—	—
Proceeds from issuance of long-term debt, inclusive of original issue premium and net of original issue discount	619.7	—	—
Proceeds from issuance of short-term debt with original maturities greater than three months	—	—	455.0
Payment of debt issuance costs	(6.3)	—	(0.5)
Repurchases of common stock	(300.0)	(438.6)	(276.3)
Net share settlement of taxes from restricted stock awards	(5.5)	(3.7)	(2.9)
Proceeds from stock options exercised	52.4	87.3	35.0
Dividends paid	(163.5)	—	—
Other financing activities, net	(15.9)	(14.8)	(7.8)
Net cash provided by (used in) financing activities	10.9	(669.8)	362.5
Effect of exchange rate changes	6.1	(2.0)	6.7
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	45.4	(2.8)	7.2
Less: Decrease in cash classified within current assets held for sale	(0.3)	—	—
Increase (decrease) in cash and cash equivalents	45.1	(2.8)	7.2
Cash and cash equivalents, beginning of period	139.5	142.3	135.1
Cash and cash equivalents, end of period	$184.6	$139.5	$142.3
Supplemental disclosures:
Income taxes paid	$139.8	$103.2	$186.3
Interest paid	$119.9	$125.2	$113.9
Noncash investing and financing activities:
Deferred tax liability established on date of acquisitions	$43.4	$5.6	$74.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$247.6	$—	$—
Finance lease additions	$20.2	$21.3	$10.9
Operating lease additions, net of terminations	$13.7	$—	$—
Tenant improvement	$1.7	$0.3	$—
Fixed assets included in accounts payable and accrued liabilities	$1.6	$0.3	$2.9
Dividend payable included in other liabilities	$0.6	$—	$—

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
2.    Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets and liabilities, acquisition-related liabilities, fair value of stock-based compensation for equity awards granted, and assets and liabilities for pension and postretirement benefits. Actual results may ultimately differ from those estimates. Effective the first quarter of 2018, the operating segments of the Company are Insurance, Energy and Specialized Markets, and Financial Services. Previously, its operating segments were Decision Analytics and Risk Assessment. (See Note 19.). Certain reclassifications, including reflecting acquisition-related liabilities as a separate line item in 2019, have been made within the consolidated balance sheets, consolidated statements of cash flows and in the notes to conform to the respective 2019 presentation.
Significant accounting policies include the following:
(a)    Intercompany Accounts and Transactions
The consolidated financial statements include the accounts of Verisk. All intercompany accounts and transactions have been eliminated.
(b)    Revenue Recognition
The following describes the Company’s primary types of revenues and the applicable revenue recognition policies. The Company recognizes revenues through recurring and non-recurring long-term agreements (generally one to five years) for hosted subscriptions, advisory/consulting services, and for transactional solutions. Each of our reportable segments, Insurance, Energy and Specialized Markets, and Financial Services, has a portion of its revenue from more than one of these revenue types. The Company’s revenues are primarily derived from the sale of services where revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those services. Fees for services provided by the Company are non-refundable. Revenue is recognized net of applicable sales tax withholdings.

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
The second form of hosted subscription is where customers have access to the Company's online portals combined with software content that is delivered via disk drive/download to the customer (“Hosted Subscription with Disk Drive/Download”) and is offered only on a limited basis. For this form of hosted subscription, the Company also grants the customer a license to enter the online portal as well as access the software content as needed and acts as the same contractual mechanism as described for Hosted Subscriptions. The Hosted Subscription with Disk Drive/Download works in such a manner that the customer gains significant benefit, functionality and overall utility only when the online portal and the software content are used together. The disk drive/download contains the models while the online portal contains the latest data and research which is updated throughout the subscription period. The models within the disk drive/download depend on the data and research contained within the online portal. The data and research within the online portal is only useful when the customer can utilize it within the models (e.g., queries, projections, etc.) so that they may use the most current information and alerts to forecast potential future losses. The software content is only sold together with the online portal to provide a highly interdependent and interrelated promise and therefore represents a single performance obligation. As the customer has no contractual right to take possession of the online portal at any time, and the customer cannot engage another party to host the online portal and related software content, it is not considered a functional license under Topic 606. The Company's promise to the customer is to deliver the disk drive/download, to provide continuous access to the online portal, and to update the software content throughout the subscription period. The Company recognizes revenue for Hosted Subscriptions with Disk Drive/Download ratably over the subscription period on a straight-line basis as services are performed and continuous access to information is provided over the entire term of the agreements.
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

Transactional Solutions

Certain solutions are also paid for by customers on a transactional basis. The Company recognizes these revenues as the solutions are delivered or services performed at a point in time. In general, the customers are billed monthly at the end of each month.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Deferred Revenues
The Company invoices its customers in annual, quarterly, monthly, or milestone installments. Amounts billed and/or collected in advance of services being provided are recorded as “Deferred revenues” and “Other noncurrent liabilities” in the accompanying consolidated balance sheets and are recognized as the services are performed, control is transferred to customers, and the applicable revenue recognition criteria is met.

(d) Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generally recorded at the invoiced amount. The allowance for doubtful accounts is estimated based on an analysis of the aging of the accounts receivable, historical write-offs, customer payment patterns, individual customer credit worthiness, current economic trends, and/or establishment of specific reserves for customers in adverse financial condition. The Company assesses the adequacy of the allowance for doubtful accounts on a quarterly basis.
(e) Deferred Commissions
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs meet the requirements to be capitalized. The incremental costs of obtaining a contract with a customer, which primarily consist of sales commissions, are deferred and amortized over a useful life of five years that is consistent with the transfer to the customer the services to which the asset relates. The Company classifies deferred commissions as current or noncurrent based on the timing of expense recognition. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other assets, respectively, in the consolidated balance sheets as of December 31, 2019. Amortization expense related to deferred commissions is computed on a straight-line basis over its estimated useful lives and included in "Selling, general and administrative" within the accompanying consolidated statements of operations.
(f)    Fixed Assets and Finite-lived Intangible Assets
Fixed assets and finite-lived intangibles are stated at cost less accumulated depreciation and amortization, which are computed on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.
The Company’s internal software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software ("ASC 350-40"). The Company also capitalizes software development costs upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold, Leased, or Marketed (“ASC 985-20”). Software development costs are amortized on a straight-line basis.
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
(g)    Leases

The Company has operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842. The leases have remaining lease terms ranging from one year to fourteen years, some of which include the options to extend the leases for up to twenty years, and some of which include the options to terminate the leases within one year. Extension and termination options are considered in the calculation of the right-of-use (“ROU”) assets and lease liabilities when the Company determines it is reasonably certain that it will exercise those options.

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease. A ROU asset represents the Company’s right to use an underlying asset for the lease term and the lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. The incremental borrowing rate was calculated by using the Company's credit rating on its publicly-traded U.S. unsecured bonds and estimating an appropriate credit rating for similar secured debt instruments. The Company's calculated credit rating on secured debt instruments determined the yield curve used. The Company calculated an implied spread and applied the spreads to the risk-free interest rates based on the yield of the U.S. Treasury zero coupon securities with a maturity equal to the remaining lease term in determining the borrowing rates for all operating leases. The operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Lease expense for lease payments are recognized on a straight-line basis over the lease term. Operating lease transactions are included in "Operating lease right-of-use assets, net", and "Operating lease liabilities", current and noncurrent, within the accompanying consolidated balance sheets. Finance leases are included in property and equipment under "Fixed assets, net", "Short-term debt and current portion of long-term debt", and "Long-term debt" within the accompanying consolidated balance sheets.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(k)    Research and Development Costs
Research and development costs, which are primarily related to personnel and related overhead costs incurred in developing new services for customers, are expensed as incurred. Such costs were $65.6 million, $47.6 million and $37.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, and were included in the accompanying consolidated statements of operations.
(l)    Advertising Costs
Advertising costs, which are primarily associated with promoting the Company’s brand, names and solutions provided, are expensed as incurred. Such costs were $10.7 million, $9.0 million and $6.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Deferred tax assets are recorded to the extent these assets are more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations. Valuation allowances are recognized to reduce deferred tax assets if it is determined to be more likely than not that all or some of the potential deferred tax assets will not be realized.
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
(p)    Product Warranty Obligations
The Company provides warranty coverage for certain of its solutions. The Company recognizes a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2019 and 2018, product warranty obligations were not material.
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
(r)    Goodwill
Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30 or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company completed the required annual impairment test as of June 30, 2019, which resulted in no impairment of goodwill in 2019. This test compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of the goodwill.
(s)    Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on Consolidated Financial Statements or Other Significant Matters

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from Contracts with Customers ("Topic 606")

In May 2014, Financial Accounting Standards Board ('FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)"
	Refer to Note 6. Revenue	Fiscal years beginning after December 15, 2017 with early adoption permitted. The Company adopted on January 1, 2018.	Refer to Note 6. Revenue
Financial Instruments—Overall (Subtopic 825-10) In January 2016, FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01")
The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon occurrence of an observable price change or upon identification of an impairment.
		Fiscal years beginning after December 15, 2017. The Company adopted on January 1, 2018.	The impact of adoption associated with ASU No. 2016-01 was immaterial to the Company's consolidated financial statements.
Income Statement—Reporting Comprehensive Income (Topic 220)

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”).

The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 (the “Act”) from accumulated other comprehensive income into retained earnings.

		Fiscal years beginning after December 15, 2018 with early adoption permitted. The Company adopted on January 1, 2019.	The Company elected not to reclassify any amounts recognized in other comprehensive income into retained earnings.
Leases ("Topic 842") In July 2018, FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Lease"	Refer to Note 8. Leases	Fiscal years beginning after December 15, 2018 with early adoption permitted. The Company adopted on January 1, 2019.	Refer to Note 8. Leases
Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825)

In April 2019, FASB issued ASU No. ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments"

Topics addressed by the updates include recoveries in estimating expected credit losses, accrued interest accounting policy elections and practical expedients, transfers between loan classifications and debt security categories, contractual term extensions and renewal options, vintage disclosures for revolving line-of credit arrangements, reinsurance recoverables, expected prepayments in determining the discount rate used to estimate credit losses, and interest rate projections for variable-rate instruments. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief ("ASU No. 2019-05"). ASU No. 2019-05 amends the transition guidance in the new credit losses standard, ASC 326, Financial Instruments—Credit Losses. In November 2019, the FASB issued 1) ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326, Derivative and Hedging (Topic 815) and Leases (Topic 842): Effective Dates ("ASU No. 2019-10"), which clarified various effective dates for these topics; and 2) ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses ("ASU No. 2019-11"), which addressed stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13.
		Fiscal years beginning after December 15, 2019 with early adoption permitted.	The Company has decided not to early adopt the amendments. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Tax (Topic 740) In December 2019, FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" ("ASU No. 2019-12")
The amendments in this guidance reflect the FASB’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users.  Changes include treatment of Hybrid tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, intraperiod tax allocation, ownership changes in investments, interim-period accounting for enacted changes in tax law, year-to-date loss limitation in interim-period tax accounting, income statement presentation of tax benefits of tax-deductible dividends, and impairment of investment in qualified affordable housing projects accounted for under the equity method.
Fiscal years beginning after December 15, 2020 with early adoption permitted.
The Company has decided not to early adopt the amendments. The Company is currently evaluating ASU No. 2019-12 and has not yet determined the impact of these amendments may have on its consolidated financial statements.

3.    Cash and Cash Equivalents:
Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.
4.    Accounts Receivable:
Accounts receivable, net consisted of the following at December 31:

	2019	2018
Billed receivables	$372.7	$299.7
Unbilled receivables	80.6	62.4
Total receivables	453.3	362.1
Less allowance for doubtful accounts	(11.7)	(5.7)
Accounts receivable, net	$441.6	$356.4

5.    Concentration of Credit Risk:
Financial instruments that potentially expose the Company to credit risk consist primarily of cash and cash equivalents as well as accounts receivable, net which are generally not collateralized. The Company maintains its cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. The total domestic cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250.0 thousand per bank as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Company had cash balances on deposit with ten and eight banks that exceeded the balance insured by the FDIC limit by approximately $36.4 million and $16.8 million, respectively. As of December 31, 2019 and 2018, the Company also had cash on deposit with foreign banks of approximately $145.7 million and $121.1 million, respectively.
The Company considers the concentration of credit risk associated with its accounts receivable to be commercially reasonable and believes that such concentration does not result in the significant risk of near-term severe adverse impacts. The Company’s top fifty customers represent approximately 33% of revenues for 2019 and 34% for 2018 as well as for 2017, respectively, with no individual customer accounting for more than approximately 3% of revenues for the years ended December 31, 2019, 2018, and 2017. No individual customer comprised more than approximately 3% of accounts receivable as of December 31, 2019 and 2018.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In accordance with Topic 606, the disclosure of the impact of adoption on the accompanying consolidated statement of operations and the accompanying consolidated balance sheet for and as of the year ended December 31, 2018 are as follows:

	For the year ended December 31, 2018 under Topic 605	Adjustments due to ASU 2014-09	For the year ended December 31, 2018 under Topic 606
Revenues	$2,394.4	$0.7	$2,395.1
Selling, general and administrative (3)	$384.0	$(5.3)	$378.7
Provision for income taxes	$(119.5)	$(1.5)	$(121.0)
Net income	$594.2	$4.5	$598.7
_______________
(3)Includes deferred commission amortization under Topic 606

	As of December 31, 2018 under Topic 605	Adjustments due to ASU 2014-09	As of December 31, 2018 under Topic 606
Accounts receivable	$351.7	$4.7	$356.4
Prepaid expenses	$47.0	$16.9	$63.9
Other assets	$66.9	$32.6	$99.5
Accounts payable and accrued liabilities	$248.6	$2.3	$250.9
Deferred revenues	$383.6	$(0.5)	$383.1
Deferred income tax liabilities	$337.9	$12.7	$350.6
Retained earnings	$3,902.9	$39.7	$3,942.6

Disaggregated revenues by type of service and by country are provided below for the years ended December 31, 2019, 2018 and 2017. No individual country outside of the U.S. accounted for more than 10.0% of the Company's consolidated revenues for the years ended December 31, 2019, 2018 or 2017.

	2019	2018	2017
Insurance:
Underwriting & rating	$1,244.6	$1,144.5	$1,046.9
Claims	610.9	561.4	503.7
Total Insurance	1,855.5	1,705.9	1,550.6
Energy and Specialized Markets	573.6	513.3	444.6
Financial Services	178.0	175.9	150.0
Total revenues	$2,607.1	$2,395.1	$2,145.2

	2019	2018	2017
Revenues:
United States ("U.S.")	$2,005.6	$1,849.4	$1,679.4
United Kingdom ("U.K.")	177.3	148.2	111.3
Other countries	424.2	397.5	354.5
Total revenues	$2,607.1	$2,395.1	$2,145.2

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of December 31, 2019 and 2018, the Company had no contract assets.
Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (an amount of consideration is due) from the customer. As of December 31, 2019 and 2018, the Company had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $443.2 million and $385.1 million, respectively. The $58.1 million increase in contract liabilities from December 31, 2018 to December 31, 2019 was primarily due to billings of $357.8 million that were paid in advance, partially offset by $299.7 million of revenue recognized for the year ended December 31, 2019. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other liabilities" in the consolidated balance sheets, respectively, as of December 31, 2019 and 2018.

The Company’s most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Revenues expected to be recognized in the future related to performance obligations, included within our deferred revenue and other liabilities, that are unsatisfied were $443.2 million and $385.1 million as of December 31, 2019 and 2018, respectively. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% of the balance as of December 31, 2019 and 2018.
The Company recognizes an asset for incremental costs of obtaining a contract with a customer if it expects the benefits of those costs to be longer than one year. As of December 31, 2019 and 2018, the Company had deferred commissions of $63.7 million and $49.5 million, respectively, which have been included in "Prepaid expenses" and "Other assets" in the accompanying consolidated balance sheets.
7.    Fair Value Measurements:
Certain assets and liabilities of the Company are reported at fair value in the accompanying consolidated balance sheets. Such assets and liabilities include amounts for both financial and non-financial instruments. To increase consistency and comparability of assets and liabilities recorded at fair value, ASC 820-10 established a three-level fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. ASC 820-10 requires disclosures detailing the extent to which companies' measure assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measurements on earnings. In accordance with ASC 820-10, the Company applied the following fair value hierarchy:
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
The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. The investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis using quoted prices in active markets multiplied by the number of shares owned, were $3.6 million and $3.3 million as of December 31, 2019 and 2018, respectively. The investments in registered investment companies have been included in "Other current assets" in the consolidated balance sheets as of December 31, 2019 and 2018.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company elected not to carry its long-term debt at fair value. The carrying value of the long-term debt represents the amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. The Company assesses the fair value of these financial instruments based on an estimate of interest rates available to the Company for financial instruments with similar features, the Company’s current credit rating, and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of these financial instruments as of December 31, 2019 and 2018 respectively:

	Fair Value Hierarchy	2019		2018
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instrument not carried at fair value:
Long-term debt excluding finance lease liabilities and syndicated revolving credit facility debt issuance costs	Level 2	$2,650.4	$2,902.2	$2,033.9	$2,347.4
 As of December 31, 2019 and 2018, the Company had securities of $14.0 million and $11.5 million, which were accounted for as cost-based investments under ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"). The Company does not have the ability to exercise significant influence over the investees’ operating and financial policies. As of December 31, 2019 and 2018, the Company also had an investment in a limited partnership of $13.1 million and $5.9 million, respectively, accounted for in accordance with ASC 323-10-25 as an equity method investment. These investments were included in "Other assets" in the accompanying consolidated balance sheet.
8. Leases:

In February 2016, the FASB established ASC 842, which focused on increasing transparency and comparability related to leases among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. The core principle of ASC 842 is that a lessee should recognize the assets and liabilities that arise from leases. This concept requires a lessee to recognize on the balance sheet a ROU asset representing the lessee’s right to use the underlying asset over the duration of the lease term and a liability to make lease payments. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure leases existing at, or entered into after the adoption date using a modified retrospective approach, with certain practical expedients available.

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective approach and elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC 840 to all leases that existed prior to the transition date. As a result, the Company did not reassess 1) whether existing or expired contracts contain leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. The Company did not elect the practical expedient to use hindsight in determining a lease term and impairment of the ROU assets at the adoption date. The Company did not separate lease components from non-lease components for leased corporate offices and data centers. The election applies to all operating leases where fixed rent payments incorporate common area maintenance. For leases where the election does not apply, the common area maintenance is billed by the landlord separately. Additionally, the Company did not capitalize any short-term leases, generally defined as a lease term of less than one year, in accordance with ASC 842.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the cumulative effect of the changes made to the accompanying consolidated balance sheets as of January 1, 2019 as a result of the adoption of ASC 842:

	December 31, 2018	Adjustments due to ASC 842	January 1, 2019
Prepaid expenses	$63.9	$(0.2)	$63.7
Operating lease right-of-use assets, net	$—	$247.8	$247.8
Accounts payable and accrued liabilities	$250.9	$(2.0)	$248.9
Current operating lease liabilities	$—	$39.5	$39.5
Noncurrent operating lease liabilities	$—	$236.4	$236.4
Other liabilities	$75.7	$(26.3)	$49.4

The following table presents the lease cost, cash paid for amounts included in the measurement of lease liabilities, ROU assets obtained, weighted-average remaining lease terms, and weighted-average discount rates for finance and operating leases for the year ended December 31, 2019.

2019
Lease cost:
Operating lease cost (1)	$48.4
Finance lease cost
Depreciation of finance lease assets (2)	13.2
Interest on finance lease liabilities (3)	1.8
Total lease cost	$63.4

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(48.4)
Operating cash outflows from finance leases	$(1.8)
Financing cash outflows from finance leases	$(15.1)
Weighted-average remaining lease term - operating leases	9.4 years
Weighted-average remaining lease term - finance leases	2.6 years
Weighted-average discount rate - operating leases	4.0%
Weighted-average discount rate - finance leases	4.4%
_______________
(1) Included in "Cost of revenues" and "Selling, general and, administrative" expenses in the accompanying consolidated statements of operations
(2) Included in "Depreciation and amortization of fixed assets" in the accompanying consolidated statements of operations
(3) Included in "Interest expense" in the accompanying consolidated statements of operations
The ROU assets and lease liabilities for finance leases were $9.9 million and $7.7 million, respectively, as of December 31, 2019. The ROU assets for finance leases were included in "Fixed assets, net" in the accompanying consolidated balance sheets. The lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in the accompanying consolidated balance sheets (see Note 15. Debt).
Maturities of lease liabilities for the years through 2025 and thereafter are as follows:

Years Ending	Operating Leases	Finance Leases
2020	$48.7	$5.2
2021	39.2	2.5
2022	35.6	0.3
2023	31.0	0.1
2024	21.4	—
2025 and thereafter	128.8	—
Total lease payments	304.7	8.1
Less: Amount representing interest	(56.0)	(0.4)
Present value of total lease payments	$248.7	$7.7

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the minimum rentals under long-term noncancelable leases for all leased premises, computer equipment and automobiles under ASC 840, Leases, as of December 31, 2018:

Years Ending	Operating Leases	Capital Leases
2019	$46.0	$8.3
2020	46.3	9.5
2021	37.2	8.6
2022	33.8	2.8
2023	28.9	—
2024 and thereafter	147.6	—
Net minimum lease payments	$339.8	29.2
Less: Amount representing interest		(1.9)
Present value of net minimum lease capital payments		$27.3

Rent expense on operating leases approximated $44.9 million, and $39.0 million for the years ended December 31, 2018 and 2017, respectively.
9.    Fixed Assets
The following is a summary of fixed assets:

	Useful Life	Cost	Accumulated Depreciation and Amortization	Net
December 31, 2019
Furniture and office equipment	3-10 years	$268.9	$(210.1)	$58.8
Leasehold improvements	Lease term	103.9	(41.7)	62.2
Purchased software	3 years	89.8	(77.7)	12.1
Software development costs	3-7 years	773.7	(373.7)	400.0
Leased equipment	3-4 years	38.5	(28.6)	9.9
Aircraft equipment	2-10 years	5.2	(0.1)	5.1
Total fixed assets		$1,280.0	$(731.9)	$548.1
December 31, 2018
Furniture and office equipment	3-10 years	$260.1	$(198.8)	$61.3
Leasehold improvements	Lease term	111.9	(46.6)	65.3
Purchased software	3 years	122.6	(104.4)	18.2
Software development costs	3-7 years	654.6	(316.6)	338.0
Leased equipment	3-4 years	36.2	(31.7)	4.5
Aircraft equipment	2-10 years	81.1	(12.5)	68.6
Total fixed assets		$1,266.5	$(710.6)	$555.9

Depreciation and amortization of fixed assets for the years ended December 31, 2019, 2018 and 2017 were $185.7 million, $165.3 million and $135.6 million, of which $100.2 million, $85.4 million and $58.0 million related to amortization of internal-use software development costs, respectively. Amortization expense related to development of software for sale in accordance with ASC 985-20 was $12.8 million, $9.7 million and $9.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company had unamortized software development costs that had been capitalized in accordance with ASC 350-40 of $353.3 million and $295.3 million as of December 31, 2019 and 2018, respectively. The Company had unamortized software development costs that had been capitalized in accordance with ASC 985-20 of $46.7 million and $42.7 million as of December 31, 2019 and 2018, respectively. Leased assets include amounts held under capital leases for automobiles, computer software, computer equipment and aircraft equipment.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Acquisitions
2019 Acquisitions
On December 23, 2019, the Company acquired 100 percent of the stock of Flexible Architecture and Simplified Technology, LLC ("FAST"), a software company for the life insurance and annuity industry, for a net cash purchase price of $192.4 million, of which $1.9 million represents indemnity escrows. FAST offers a flexible policy administration system that helps insurers accelerate underwriting and claims to enhance the customer experience and support profitable growth. FAST has become part of the underwriting & rating category within the Company's Insurance segment, and expanded and enhanced the suite of solutions the Company is developing across the enterprise for life insurers looking to transform the customer experience throughout the life of the policy, from quote to claims. The preliminary purchase price allocation of the acquisition is presented in the table below.
On December 19, 2019, the Company acquired selected assets of Commerce Signals, Inc. ("Commerce Signals"), a software company that offers a data sharing platform for retail, restaurant and entertainment marketers, for a net cash purchase price of $3.8 million, which consists of a holdback of $1.1 million as security for the indemnification obligations of the seller. Commerce Signals has become part of the Company's Financial Services segment, and enhanced the existing solutions the Company currently offer. The preliminary purchase price allocation of the acquisition is presented as part of "Others' in the table below.
On November 5, 2019, the Company acquired 100 percent of the stock of Genscape, Inc. (“Genscape”), a global provider of real-time data and intelligence for commodity and energy markets, for a net cash purchase price of $353.2 million. Genscape has become part of the Energy and Specialized Markets segment, and enhanced the Company’s existing sector intelligence in energy data and analytics. The preliminary purchase price allocation of the acquisition is presented in the table below.
On October 10, 2019, the Company acquired 100 percent of the stock of BuildFax, Inc. ("BuildFax") for a net cash purchase price of $40.4 million, which consists a holdback of $1.0 million.  BuildFax uses building permit, contractor, and inspection data to provide information about the condition of properties to insurance and financial institutions. The data from BuildFax enhances property analytics under the underwriting & rating category within the Company's Insurance segment while helping underwriters gain insight into changes in the property insured. The preliminary purchase price allocation of the acquisition is presented in the table below.
On August 28, 2019, the Company acquired substantially all of the assets of Property Pres Wizard, LLC. ("PPW"), for a net cash purchase price of $15.0 million, of which $1.5 million represents indemnity escrows. PPW is a web and mobile application that manages work order details and property status in the field services industry throughout the supply chain. PPW has become part of the claims category within the Company's Insurance segment, and added a service order and project management application to the Company’s PropTech suite of solutions. The preliminary purchase price allocation of the acquisition is presented as part of "Others" in the table below.
On July 31, 2019, the Company acquired 100 percent of the stock of Keystone Aerial Surveys, Inc. ("Keystone"), for a net cash purchase price of $29.8 million, of which $3.0 million represents indemnity escrows, to expand its remote imagery business. Keystone sourced imagery by providing customers geospatial solutions and had become part of the claims category within the Company's Insurance segment. Keystone was a component within the aerial imagery sourcing group, which was qualified as assets held for sale on December 2, 2019. On February 1, 2020, the sale of the aerial imagery sourcing group was closed. See Note 10. Businesses Held for Sale and Disposition for further discussion. The final purchase price allocation of the acquisition is presented as part of "Others" in the table below.
On March 29, 2019, the Company entered into an agreement with an enterprise application software provider to acquire their Content as a Service (“CaaS”) business, which included the Environmental Health and Safety Regulatory Content and Environmental Health and Safety Regulatory Documentation teams and data assets, for a net cash purchase price of $69.1 million. The CaaS business has become part of the Company's Energy and Specialized Markets segment. This transaction strengthened the Company’s environmental health and safety services business and extended its global customer footprint and European operations. The preliminary purchase price allocation of the acquisition is presented in the table below.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary purchase price allocation of the 2019 acquisitions resulted in the following:

	FAST	Genscape	BuildFax	CaaS	Others	Total
Cash and cash equivalents	$3.0	$0.2	$0.4	$3.7	$3.1	$10.4
Accounts receivable	7.8	13.4	1.8	—	3.9	26.9
Other current assets	0.4	7.4	0.2	3.1	0.9	12.0
Fixed assets	2.6	22.3	0.9	—	6.4	32.2
Operating lease right-of-use assets, net	1.4	7.4	0.4	—	0.6	9.8
Intangible assets	69.0	152.9	21.9	34.4	13.8	292.0
Goodwill	116.9	245.6	19.7	42.9	28.4	453.5
Other assets	—	—	—	—	5.2	5.2
Total assets acquired	201.1	449.2	45.3	84.1	62.3	842.0
Current liabilities	1.1	18.9	0.8	1.3	1.4	23.5
Deferred revenues	2.2	30.2	1.9	10.0	0.1	44.4
Operating lease liabilities	1.4	7.4	0.4	—	0.4	9.6
Deferred income tax, net	1.0	39.3	0.5	—	2.9	43.7
Other liabilities	—	—	0.9	—	5.8	6.7
Total liabilities assumed	5.7	95.8	4.5	11.3	10.6	127.9
Net assets acquired	195.4	353.4	40.8	72.8	51.7	714.1
Cash acquired	(3.0)	(0.2)	(0.4)	(3.7)	(3.1)	(10.4)
Net cash purchase price	$192.4	$353.2	$40.4	$69.1	$48.6	$703.7

The preliminary amounts assigned to intangible assets by type for the 2019 acquisitions are summarized in the table below:

	Weighted Average Useful Life	Total
Technology	6 years	$81.9
Marketing	4 years	3.9
Customer	12 years	185.5
Database	10 years	20.7
Total intangible assets		$292.0

The preliminary allocations of the purchase price for the 2019 acquisitions with less than a year ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on the accompanying consolidated financial statements. The allocations of the purchase price will be finalized once all information is obtained and assessed, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to operating leases, income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with the Company’s acquisitions include the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as the ability to grow the Company through adding additional customer relationships or new solutions in the future. Goodwill of $307.1 million associated with the 2019 acquisitions is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon the Company's valuation model and historical experiences with entities with similar business characteristics. For the year ended December 31, 2019, the Company incurred transaction costs of $3.0 million which were included within "Selling, general and administrative" expenses in the accompanying consolidated statements of operations. Refer to Note 12. Goodwill and Intangible Assets for further discussion.
The 2019 acquisitions were not significant, both individually and in the aggregate, to the Company's consolidated financial statements for the years ended December 31, 2019, 2018 and 2017, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018 Acquisitions
On December 14, 2018, the Company acquired Rulebook for a net cash purchase price of $86.5 million, of which $8.6 million represents contingent escrows. Rulebook’s proprietary pricing engine can be used for internal pricing and underwriting as well as external distribution for the insurance market through its platform. Rulebook furthers the Company's goal of providing solutions to the global insurance market, including a comprehensive chain of solutions to specialty insurers for mitigating risk and optimizing total cost of operations. Rulebook is part of the underwriting and ratings category within the Insurance segment. The final purchase price allocation of the acquisition is presented in the table below.
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
On February 21, 2018, the Company acquired 100 percent of the stock of Business Insight Limited (“Business Insight”), a provider of predictive analytics for insurers in the U.K. and Ireland, for a net cash purchase price of $18.0 million. Business Insight has become part of the underwriting and ratings category within the Insurance segment. Business Insight offers a comprehensive set of peril models to support underwriting and rating for the commercial property and homeowners insurance market. The final purchase price allocation of the acquisition is presented as part of "Others" in the table below.
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
The final purchase price allocations of the 2018 acquisitions resulted in the following:

	Rulebook	Validus	Others	Total
Cash and cash equivalents	$—	$0.9	$2.2	$3.1
Accounts receivable	2.0	1.5	1.0	4.5
Current assets	0.1	6.3	0.2	6.6
Fixed assets	1.5	0.4	0.2	2.1
Intangible assets	25.1	20.9	8.4	54.4
Goodwill	58.9	24.8	15.8	99.5
Other assets	8.6	—	—	8.6
Total assets acquired	96.2	54.8	27.8	178.8
Current liabilities	0.6	3.9	1.0	5.5
Deferred revenues	0.4	0.1	1.1	1.6
Deferred income taxes, net	0.1	3.6	1.5	5.2
Other liabilities	8.6	0.2	—	8.8
Total liabilities assumed	9.7	7.8	3.6	21.1
Net assets acquired	86.5	47.0	24.2	157.7
Less: Cash acquired	—	(0.9)	(2.2)	(3.1)
Net cash purchase price	$86.5	$46.1	$22.0	$154.6

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The final amounts assigned to intangible assets by type for the 2018 acquisitions are summarized in the table below:

	Weighted Average Useful Life	Total
Technology	6 years	$30.3
Marketing	9 years	4.0
Customer	10 years	20.1
Total intangible assets		$54.4

For the year ended December 31, 2019, the Company finalized the purchase accounting for the 2018 acquisitions during the measurement periods in accordance with ASC 805, Business Combinations. The impact of finalization of the purchase accounting associated with these acquisitions was not material to the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017.
The goodwill of $99.5 million associated with the purchases of Rulebook, Validus, Business Insight and Marketview is not deductible for tax purposes. For the year ended December 31, 2018, the Company incurred transaction costs related to acquisitions of $1.5 million, which are included within "Selling, general and administrative" expenses in the accompanying consolidated statements of operations. Refer to Note 12. Goodwill and Intangible Assets for further discussion.
The 2018 acquisitions were immaterial, both individually and in the aggregate, to the Company's consolidated financial statements for the years ended December 31, 2018 and 2017 and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.
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
On December 22, 2017, the Company acquired the net assets of Service Software, LLC. ("Service Software"), a provider of business management software for the construction industry, for a net cash purchase price of $6.8 million, of which $0.5 million represents indemnity escrows. Within the Insurance segment, Service Software expands the Company's offerings to the insurance sector by integrating with the existing loss quantification solutions, which makes it possible for restoration professionals to save time by sharing job information, reducing duplicate data entry, and increasing productivity. The final purchase price allocation of the acquisition is presented as part of "Others" in the table below.
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
On February 24, 2017, the Company acquired 100 percent of the stock of Emergent Network Intelligence Limited (“ENI”), a developer in insurance claims efficiency and fraud detection solutions based in the U.K., for a net cash purchase price of $6.1 million, of which $0.5 million represents indemnity escrows. With the acquisition of ENI within the Insurance segment, the Company's customers in the U.K. can take advantage of technologically advanced tools that allow them to improve motor vehicle claims workflow and reduce their costs and exposure to fraud. The final purchase price allocation of the acquisition is presented as part of "Others" in the table below.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The final purchase price allocations, inclusive of closing adjustments, of the 2017 acquisitions resulted in the following:

	Power Advocate	LCI	Sequel	G2	MAKE	Fintellix	Healix	Others	Total
Cash and cash equivalents	$7.7	$1.1	$16.0	$0.9	$1.5	$1.1	$0.9	$0.7	$29.9
Accounts receivable	8.3	2.9	7.5	2.5	0.9	2.1	0.9	2.0	27.1
Current assets	1.2	0.1	1.4	3.2	2.7	0.3	—	0.7	9.6
Fixed assets	0.3	5.1	7.6	6.4	0.1	0.1	—	11.4	31.0
Intangible assets	109.6	59.0	102.4	45.3	6.9	6.6	24.1	9.6	363.5
Goodwill	150.1	99.5	233.9	72.0	12.9	12.0	32.2	27.3	639.9
Other assets	10.0	—	—	2.8	—	2.0	—	0.2	15.0
Total assets acquired	287.2	167.7	368.8	133.1	25.0	24.2	58.1	51.9	1,116.0
Current liabilities	6.4	1.1	9.9	3.4	3.5	1.9	1.1	1.5	28.8
Deferred revenues	14.7	0.3	4.0	0.4	1.5	0.8	0.1	0.6	22.4
Deferred income taxes, net	18.6	14.6	18.6	13.6	1.6	1.7	3.6	0.6	72.9
Other liabilities	39.9	—	—	2.8	—	1.8	—	0.2	44.7
Total liabilities assumed	79.6	16.0	32.5	20.2	6.6	6.2	4.8	2.9	168.8
Net assets acquired	207.6	151.7	336.3	112.9	18.4	18.0	53.3	49.0	947.2
Cash acquired	(7.7)	(1.1)	(16.0)	(0.9)	(1.5)	(1.1)	(0.9)	(0.7)	(29.9)
Net cash purchase price	$199.9	$150.6	$320.3	$112.0	$16.9	$16.9	$52.4	$48.3	$917.3

The final amounts assigned to intangible assets by type for the 2017 acquisitions are summarized in the table below:

	Weighted Average Useful Life	Total
Technology	9 years	$96.3
Marketing	5 years	22.0
Customer	13 years	202.3
Database	14 years	42.9
Total intangible assets		$363.5

For the year ended December 31, 2018, the Company finalized the purchase accounting for the 2017 acquisitions during the measurement periods in accordance with ASC 805, Business Combinations. The impact of finalization of the purchase accounting associated with these acquisitions was not material to the accompanying consolidated statements of operations for the year ended December 31, 2017.
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
The 2017 acquisitions were immaterial, both individually and in the aggregate, to the Company's consolidated financial statements for the year ended December 31, 2017, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Escrows and Related Liabilities
Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payments. During the years ended December 31, 2019 and 2018, the Company released $25.2 million and $23.8 million of indemnity escrows related to various acquisitions. During the year ended December 31, 2017, the Company released $3.8 million of indemnity escrows, of which $3.2 million related to a 2015 acquisition of The PCI Group. At December 31, 2019 and 2018, the current portion of the escrows amounted to $0.5 million and $31.2 million, and the noncurrent portion of the escrows amounted to $10.5 million and $8.7 million, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and "Other noncurrent assets" in the accompanying consolidated balance sheets, respectively.
The acquisitions of Validus, PowerAdvocate, Rebmark, Healix and ENI include acquisition related contingencies, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and EBITDA margin earn-out targets for exceptional performance. The Company believes that the liabilities recorded as of December 31, 2019 reflect the best estimate of acquisition contingent payments. The associated current acquisition-related liabilities were $111.2 million and $12.6 million as of December 31, 2019 and December 31, 2018, respectively. The associated noncurrent acquisition-related liabilities were $0.2 million and $28.3 million as of December 31, 2019 and December 31, 2018, respectively.
11. Businesses Held for Sale and Disposition:

On July 15, 2019, the Company sold its retail analytics solution business for $2.0 million excluding contingent and indemnity escrows of $0.4 million. The sale resulted in a loss of $6.2 million that was included within "Other operating expenses" in the accompanying consolidated statements of operations for the year ended December 31, 2019.

In the fourth quarter of 2019, the Company’s compliance background screening business and the aerial imagery sourcing group within the remote imagery business qualified as assets held for sale, respectively. These assets held for sale were part of the claims category within the Company’s Insurance segment as of December 31, 2019. The Company’s board of directors approved the actions to make these assets held for sale available for immediate sale at their current fair value in the fourth quarter of 2019. Management had an active program in place to locate buyers and believed that the sales were probable.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the held for sale assets and the held for sale liabilities for the compliance background screening business and the aerial imagery sourcing operation as of December 31:

Amount
Cash and cash equivalents	$0.3
Accounts receivable, net of allowance for doubtful accounts of $0.1	8.6
Prepaid expenses	4.9
Other current assets	0.3
Total current assets held for sale	$14.1

Fixed assets, net	$85.3
Operating lease right-of-use assets, net	2.0
Intangible assets, net	9.0
Goodwill	7.9
Other assets	6.6
Total noncurrent assets held for sale	$110.8

Accounts payable and accrued liabilities	$7.8
Short-term debt and current portion of long-term debt	10.0
Deferred revenues	0.2
Operating lease liabilities	0.7
Income taxes receivable	—
Total current liabilities held for sale	$18.7

Long-term debt	$15.0
Deferred income taxes, net	18.5
Other liabilities	4.6
Total noncurrent liabilities held for sale	$38.1

12.    Goodwill and Intangible Assets:
The Company completed the required annual impairment test as of June 30, 2019, 2018 and 2017, which resulted in no impairment of goodwill. Based on the results of the impairment assessment as of June 30, 2019, the Company determined that the fair value of its reporting units exceeded their respective carrying value. There were no goodwill impairment indicators after the date of the last annual impairment test.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the change in goodwill from December 31, 2017 through December 31, 2019, both in total and as allocated to the Company’s operating segments:

	Insurance	Energy and specialized markets	Financial services	Total
Goodwill at December 31, 2017	$749.4	$2,149.6	$469.7	$3,368.7
Acquisitions	97.9	—	3.3	101.2
Purchase accounting reclassifications	5.1	(12.5)	1.4	(6.0)
Foreign currency translation adjustment	(18.6)	(82.4)	(1.4)	(102.4)
Goodwill at December 31, 2018	833.8	2,054.7	473.0	3,361.5
Acquisitions	161.0	288.5	4.0	453.5
Businesses held for sale and disposition	(7.9)	—	(0.7)	(8.6)
Purchase accounting reclassifications	(1.4)	—	(0.1)	(1.5)
Foreign currency translation adjustment	13.3	46.3	(0.2)	59.4
Goodwill at December 31, 2019	$998.8	$2,389.5	$476.0	$3,864.3

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
December 31, 2019
Technology-based	7 years	$519.2	$(291.9)	$227.3
Marketing-related	16 years	265.3	(94.3)	171.0
Contract-based	6 years	5.0	(5.0)	—
Customer-related	13 years	901.2	(278.0)	623.2
Database-based	19 years	484.6	(107.2)	377.4
Total intangible assets		$2,175.3	$(776.4)	$1,398.9
December 31, 2018
Technology-based	8 years	$438.8	$(255.5)	$183.3
Marketing-related	16 years	255.8	(77.2)	178.6
Contract-based	6 years	5.0	(5.0)	—
Customer-related	14 years	718.2	(223.9)	494.3
Database-based	19 years	450.5	(78.9)	371.6
Total intangible assets		$1,868.3	$(640.5)	$1,227.8

Amortization expense related to intangible assets for the years ended December 31, 2019, 2018 and 2017, was $138.0 million, $130.8 million, and $101.8 million, respectively. Estimated amortization expense in future periods through 2025 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2020	$165.5
2021	154.1
2022	142.3
2023	130.1
2024	125.6
2025 and thereafter	681.3
Total	$1,398.9

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Income Taxes:
Domestic and foreign income before income taxes was as follows:

	2019	2018	2017
U.S.	$553.9	$700.2	$669.9
Foreign	14.5	19.5	21.1
Total income before income taxes	$568.4	$719.7	$691.0

The components of the provision for income taxes for the years ended December 31 were as follows:

	2019	2018	2017
Current:
Federal	$109.9	$69.0	$176.6
State and local	21.4	22.1	23.4
Foreign	14.6	11.1	9.5
Total current provision for income taxes	145.9	102.2	209.5
Deferred:
Federal	(14.3)	27.6	(66.3)
State and local	(0.2)	2.8	5.7
Foreign	(12.9)	(11.6)	(13.0)
Total deferred provision for income taxes	(27.4)	18.8	(73.6)
Provision for income taxes	$118.5	$121.0	$135.9

The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows for the years ended December 31:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State and local taxes, net of federal tax benefit	2.8%	2.8%	2.6%
Foreign tax differentials	(0.8)%	(0.8)%	(1.8)%
Federal Tax Reform - deferred rate change	—%	0.1%	(12.9)%
Foreign Derived Intangible Income (FDII)	(1.2)%	(0.9)%	—%
Stock-based compensation	(3.0)%	(5.5)%	(2.5)%
Earn-outs	2.0%	0.1%	—%
Other	0.1%	—%	(0.7)%
Effective tax rate	20.9%	16.8%	19.7%

The increase in the effective tax rate in 2019 compared to 2018 was primarily due to the impact of lower tax benefits from equity compensation in the current period versus the prior period as well as nondeductible earn-out expenses in the current period.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant items comprising the Company’s deferred tax assets as of December 31 are as follows:

	2019	2018
Deferred tax assets:
Employee wages, pension, and other benefits	$13.0	$20.9
ASC 842/Deferred rent	7.3	4.6
Net operating loss carryover	28.8	30.2
Litigation accrual	31.2	—
Capital and other unrealized losses	1.7	2.4
Interest expense	33.4	21.2
Other	16.4	11.5
Total	131.8	90.8
Less valuation allowance	(46.5)	(34.5)
Deferred tax assets	85.3	56.3
Deferred tax liabilities:
Fixed assets and intangible assets	(411.0)	(376.1)
Commissions	(14.3)	(11.8)
Other	(6.2)	(7.9)
Deferred tax liabilities	(431.5)	(395.8)
Deferred tax liabilities, net	$(346.2)	$(339.5)

The net deferred tax liabilities of $346.2 million consist primarily of timing differences involving depreciation and amortization.
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

Years Ending	Amount
2020 - 2027	$24.9
2028 - 2032	14.6
2033 - 2039	189.6
Total	$229.1

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
As of December 31, 2019, the Company has not made a provision for U.S. or additional foreign withholdings taxes for any additional outside basis difference inherent in its foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. The Company does not rely on these unremitted earnings as a source of funds for its domestic business as it expects to have sufficient cash flow in the U.S. to fund its U.S. operational and strategic needs.
The Company follows ASC No. 740-10 which prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For each tax position, the Company must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2019	2018	2017
Unrecognized tax benefit as of January 1	$17.4	$16.3	$16.8
Gross increase in tax positions in prior period	0.6	2.0	1.7
Gross decrease in tax positions in prior period	(3.3)	(0.1)	(1.2)
Settlements	(2.4)	(0.3)	—
Lapse of statute of limitations	(0.8)	(0.5)	(1.0)
Unrecognized tax benefit as of December 31	$11.5	$17.4	$16.3

Of the total unrecognized tax benefits as of December 31, 2019, 2018, and 2017, $8.6 million, $14.4 million, and $13.2 million, respectively, represent the amounts that, if recognized, would have a favorable effect on the Company’s effective tax rate in any future periods.
The total gross amount of accrued interest and penalties for the years ended December 31, 2019, 2018, and 2017 was $4.6 million, $5.7 million, and $4.5 million, respectively. The Company’s practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in the accompanying consolidated statements of operations.
The Company does not expect a significant increase in unrecognized benefits related to federal, state, or foreign tax exposures within the coming year. In addition, the Company believes that it is reasonably possible that approximately $1.1 million of its currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2020 as a result of a combination of audit settlements and lapses of statute of limitations, net of additional uncertain tax positions.
The Company is subject to tax in the U.S., various state, and foreign jurisdictions. The Company joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. With a few exceptions, none of which are material to the Company’s consolidated financial statements as of December 31, 2019, the Company is no longer subject to U.S. federal, state and local, or non-US income tax examinations by tax authorities for tax years before 2015. In New Jersey, the Company is being audited for the years ended December 31, 2013 through 2018 with a statute extension until October 31, 2020. In Massachusetts, the Company is being audited for the years ended December 31, 2014 through 2015 with a statute extension until June 30, 2020. The Company is also under audit in New York for the years ended December 31, 2015 through 2017 with a statute extension until October 2, 2020. The Company does not expect that the results of these examinations will have a material effect on its financial position, results of operations, or cash flow.
14.    Composition of Certain Financial Statement Caption:
The following table presents the components of “Accounts payable and accrued liabilities” as of December 31:

	2019	2018
Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$147.4	$131.1
Legal accrual (1)	128.4	2.5
Escrow liabilities	0.2	25.4
Accrued interest	19.0	17.2
Trade accounts payable and other accrued expenses	80.0	74.7
Total accounts payable and accrued liabilities	$375.0	$250.9

_______________

(1)	Included a litigation reserve for Xactware Solutions, Inc. Patent Litigation of $125.0 million.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Debt:
The following table presents short-term and long-term debt by issuance as of December 31:

	Issuance Date	Maturity Date	2019	2018
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$495.0	$415.0
Senior notes:
4.875% senior notes	12/08/2011	01/15/2019	—	250.0
Finance lease liabilities (1)	Various	Various	4.4	7.8
Short-term debt and current portion of long-term debt			499.4	672.8
Long-term debt:
Senior notes:
4.125% senior notes (2), inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $13.9	03/06/2019	03/15/2029	613.9	—
4.000% senior notes, less unamortized discount and debt issuance costs of $(6.7) and $(7.9), respectively	05/15/2015	06/15/2025	893.3	892.1
5.500% senior notes, less unamortized discount and debt issuance costs of $(4.5) and $(4.7), respectively	05/15/2015	06/15/2045	345.5	345.3
4.125% senior notes, less unamortized discount and debt issuance costs of $(1.6) and $(2.3), respectively	09/12/2012	09/12/2022	348.4	347.7
5.800% senior notes, less unamortized discount and debt issuance costs of $(0.7) and $(1.2), respectively	04/06/2011	05/01/2021	449.3	448.8
Finance lease liabilities	Various	Various	3.3	19.5
Syndicated revolving credit facility debt issuance costs			(2.1)	(2.9)
Long-term debt			2,651.6	2,050.5
Total debt			$3,151.0	$2,723.3
_______________
(1) Refer to Note 8. Leases
(2) The Company offered an additional issuance of these notes on September 6, 2019.
     Accrued interest associated with the Company’s outstanding debt obligations was $19.0 million and $17.2 million as of December 31, 2019 and 2018, respectively, and included in “Accounts payable and accrued liabilities” within the accompanying consolidated balance sheets. Interest expense associated with the Company’s finance lease and outstanding debt obligations, including amortization of debt issuance costs and original discounts, was $125.7 million, $128.2 million and $119.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Senior Notes
On January 15, 2019, the Company utilized borrowings from its the Credit Facility and cash from operations to repay the 4.875% senior notes in full in an amount of $250.0 million.
On March 6, 2019, the Company completed an issuance of $400.0 million aggregate principal amount of 4.125% senior notes due 2029 (the "2029 notes"), which were issued at a discount of $2.1 million and the Company incurred debt issuance costs of $3.7 million. On September 6, 2019, the Company completed an additional issuance of $200.0 million aggregate principal amount of the 2029 notes that were issued at a premium of $21.8 million and the Company incurred debt issuance costs of $1.9 million. The 2029 notes mature on March 15, 2029 and accrue interest at a fixed rate of 4.125% per annum. Interest is payable semiannually on the 2029 notes on March 15th and September 15th of each year, beginning on March 15, 2020. The original issue discount, original issue premium and debt issuance costs were recorded in "Long-term debt" in the accompanying consolidated balance sheets and these costs will be amortized to "Interest expense" in the accompanying consolidated statements of operations over the life of the 2029 notes. The net proceeds from the issuance of the 2029 notes were utilized to support the acquisition of Genscape (See Note 10. Acquisitions), partially repay the Credit Facility and for general corporate purposes. The indenture governing the 2029 notes restricts the Company's ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of the Company's assets, or merge with or into, any other person or entity. As of December 31, 2019 and

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2018, the Company had senior notes with an aggregate principal amount of $2,650.0 million and $2,300.0 million outstanding, respectively, and was in compliance with their financial and other debt covenants.
Syndicated Revolving Credit Facility
On August 15, 2019, the Company entered into the Fourth Amendment (the "Amendment") to the Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company, which reduced the borrowing capacity from $1,500.0 million to $1,000.0 million, extended the maturity date to August 15, 2024, and amended the pricing grid. The Amendment is considered as a modification of existing debt under U.S. GAAP. Interest on borrowings under the Amendment is payable at an interest rate of LIBOR plus 1.0% to 1.625%, depending upon the public debt rating. A commitment fee on any unused balance is payable periodically and may range from 8.0 to 20.0 basis points based upon the public debt rating. The Amendment also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, the Company has a consolidated funded debt leverage ratio of less than 3.5 to 1.0. At the election of the Company, the maximum consolidated funded debt leverage ratio could be permitted to increase one time each to 4.0 to 1.0 and 4.25 to 1.0. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the share repurchase program (the "Repurchase Program"). As of December 31, 2019, the Company was in compliance with all financial and other debt covenants under the Credit Facility. As of December 31, 2019 and 2018, the available capacity under the Credit Facility was $500.2 million and $1,078.9 million, net of the letters of credit of $4.8 million and $6.1 million, respectively. In connection with the Amendment, the Company incurred additional debt issuance costs of $0.7 million, which will be amortized to "Interest expense" within the accompanying consolidated statements of operations over the remaining life of the Credit Facility. In addition, due to the reduction in the available capacity as part of the Amendment, previously capitalized debt issuance costs of $0.8 million were written off and recorded to "Interest expense" in the consolidated statements of operations for the year ended December 31, 2019. Subsequent to December 31, 2019, the Company had borrowings of $40.0 million and repayments of $130.0 million under the Credit Facility.
Debt Maturities
The following table reflects the Company’s debt maturities:

Years Ending	Amount
2020	$499.9
2021	452.5
2022	350.3
2023	—
2024	—
2025 and thereafter	1,850.0
Total	$3,152.7

16.    Stockholders’ Equity:
The Company has 2,000,000,000 shares of authorized common stock as of December 31, 2019 and 2018. The common shares have rights to any dividend declared by the board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all eleven members of the board of directors.
The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of December 31, 2019.
At December 31, 2019, 2018 and 2017, the adjusted closing price of Verisk common stock was $149.34, $108.28, and $95.33 per share, respectively.

On February 13, 2019, April 29, 2019, July 24, 2019, and October 23, 2019, the Company’s Board approved a cash dividend of $0.25 per share of common stock issued and outstanding to the holders of record as of March 15, 2019, June 14,

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2019, September 13, 2019, and December 13, 2019 respectively. The cash dividend of $40.9 million, $41.0 million, and $40.8 million, and $40.8 million was paid on March 29, 2019, June 28, 2019, September 30, 2019, and December 31, 2019 and recorded as a reduction to retained earnings, respectively.
Share Repurchase Program
Since May 2010, the Company has authorized repurchases of up to $3,800.0 million of its common stock through its Repurchase Program, inclusive of the $500.0 million authorization approved by the board on February 12, 2020. Since the introduction of share repurchase as a feature of the Company's capital management strategies in 2010, the Company has repurchased shares with an aggregate value of $3,172.4 million. As of December 31, 2019, the Company had $127.6 million available to repurchase shares. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the Verisk 2013 Equity Incentive Plan (the "2013 Incentive Plan"), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), the Company's sharesave plan (“UK Sharesave Plan”), and the employee stock purchase plan ("ESPP") while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.
In December 2018, March 2019, June 2019, and September 2019 the Company entered into Accelerated Share Repurchase ("ASR") agreements to repurchase shares of its common stock for an aggregate purchase price of $75.0 million, $50.0 million, $75.0 million, and $50.0 million, respectively, with Morgan Stanley & Co. LLC and HSBC Bank USA, N.A. The ASR agreements are each accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to the Company's common stock. The forward stock purchase agreements are each classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and were deemed to have a fair value of zero at the respective effective date. Upon payments of the aggregate purchase price on January 2, 2019, April 1, 2019, July 1, 2019, and October 1, 2019, the Company received an aggregate delivery of 550,257, 300,752, 409,668, and 252,940 shares of its common stock at a price of $109.04, $133.00, $146.46, and $158.14 respectively. Upon the final settlement of the ASR agreements in March 2019, June 2019, September 2019, and November 2019, the Company received additional shares of 86,333, 60,721, 81,048, and 81,862 respectively, as determined by the volume weighted average share price of Verisk's common stock during the term of the ASR agreements. The aggregate purchase price was recorded as a reduction to stockholders' equity in the Company's consolidated statements of changes in stockholders' equity for the year ended December 31, 2019. These repurchases of 1,823,581 shares for the year ended December 31, 2019 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").
During the years ended December 31, 2019 and 2018, the Company repurchased 2,178,151 and 3,882,467 shares of common stock as part of the Repurchase Program, inclusive of the ASRs, at a weighted average price of $137.73 and $112.97 per share, respectively. The Company utilized cash from operations and borrowings from its Credit Facility to fund these repurchases.
Treasury Stock
As of December 31, 2019, the Company’s treasury stock consisted of 380,841,474 shares of common stock. During the years ended December 31, 2019, 2018 and 2017, the Company transferred 1,369,305, 2,973,947 and 1,319,518 shares of common stock, under the 2013 Incentive Plan, and 2009 Incentive Plan, from the treasury shares at a weighted average price of $9.72, $8.71 and $8.13 per share, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31:

	2019	2018	2017

	(In millions, except for share and per share data)
Numerator used in basic and diluted EPS:
Net income	$449.9	$598.7	$555.1
Denominator:
Weighted average number of common shares used in basic EPS	163,535,438	164,808,110	165,168,224
Effect of dilutive shares:
Potential common stock issuable from stock options and stock awards	3,024,677	3,489,726	3,520,644
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	166,560,115	168,297,836	168,688,868

The potential shares of common stock that were excluded from diluted EPS were 674,983, 496,446 and 1,967,409 at December 31, 2019, 2018 and 2017, respectively, because the effect of including those potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of December 31:

	2019	2018
Foreign currency translation adjustment	$(400.1)	$(488.5)
Pension and postretirement adjustment, net of tax	(86.8)	(103.4)
Accumulated other comprehensive losses	$(486.9)	$(591.9)

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The before tax and after tax amounts of other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 are summarized below:

	Before Tax	Tax Benefit (Expense)	After Tax
December 31, 2019
Foreign currency translation adjustment	$88.4	$—	$88.4
Pension and postretirement adjustment before reclassifications	26.7	(6.4)	20.3
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(4.9)	1.2	(3.7)
Pension and postretirement adjustment	21.8	(5.2)	16.6
Total other comprehensive income	$110.2	$(5.2)	$105.0
December 31, 2018
Foreign currency translation adjustment	$(154.1)	$—	$(154.1)
Pension and postretirement adjustment before reclassifications	(36.7)	9.1	(27.6)
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	3.7	(0.9)	2.8
Pension and postretirement adjustment	(33.0)	8.2	(24.8)
Total other comprehensive loss	$(187.1)	$8.2	$(178.9)
December 31, 2017
Foreign currency translation adjustment	$227.0	$—	$227.0
Unrealized holding gain on available-for-sale securities before reclassifications	0.5	(0.1)	0.4
Unrealized holding gain on available-for-sale securities	0.5	(0.1)	0.4
Pension and postretirement adjustment before reclassifications	19.7	(4.9)	14.8
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(4.9)	1.2	(3.7)
Pension and postretirement adjustment	14.8	(3.7)	11.1
Total other comprehensive income	$242.3	$(3.8)	$238.5
_______________

(1)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 18. Pension and Postretirement Benefits for additional details).

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
Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $19.0 thousand for 2019, $18.5 thousand for 2018 and $18.0 thousand for 2017. Certain eligible participants (age 50 and older) may contribute an additional $6.0 thousand on a pre-tax basis for 2019, 2018 and 2017. After-tax contributions are limited to 10.0% of a participant’s compensation. The matching contributions prior to April 1, 2018 were primarily equal to 75.0% of the first 6.0% of the participant’s contribution. Effective April 1, 2018, the Company amended the KSOP to increase the matching contributions to 87.5% of the first 6.0% of the participant’s contribution. Effective January 1, 2019, the Company increased the matching contributions to 100.0% of the first 6.0% of the participant’s contribution. The 401(k) matching contributions under

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the KSOP for the years ended December 31, 2019, 2018 and 2017, were $31.0 million, $22.0 million, $15.6 million, respectively; which, at the option of the Company, were funded in cash or in common stock issued from treasury shares.
In 2005, the Company established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the qualified pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees participated in the Profit Sharing Plan if they completed 1,000 hours of service each plan year and were employed on December 31 of that year. The Company can make a discretionary contribution to the Profit Sharing Plan based on the annual performance of the Company. Participants vest once they have completed four years and 1,000 hours of service. For the years ended December 31, 2019, 2018 and 2017, there were no profit sharing contributions.
Equity Compensation Plans
All of the Company’s outstanding stock options, restricted stock and PSUs are covered under the 2013 Incentive Plan or 2009 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company issued common stock under these plans from the Company's treasury shares. The number of shares of common stock available for issuance under the 2013 Incentive Plan is 15,700,000 and such amount shall be reduced on a 1-for-1 basis for every share issued that is subject to an option or stock appreciation right and on a 2.5-for-1 basis for every share issued that is subject to an award other than an option or stock appreciation right.  Shares that were subject to an award under the 2013 Incentive Plan that become forfeited, expired or otherwise terminated shall again be available for issuance under the 2013 Incentive Plan on a 1-for-1 basis if the shares were subject to options or stock appreciation rights, and on an 2.5-for-1 basis if the shares were subject to awards other than options or stock appreciation rights. The Company has granted equity awards to key employees and directors. The ultimate realization of the PSUs may range from 0% to 200% of the recipient’s target levels established on the grant date. As of December 31, 2019, there were 4,391,470 shares of common stock reserved and available for future issuance.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the stock options, restricted stock and PSUs awarded under the 2013 Incentive Plan as of December 31, 2019, 2018 and 2017 and changes during the years is presented below.

	Stock Option			Restricted Stock		PSU
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share
			(in millions)
Outstanding at January 1, 2017	8,770,917	$46.67	$302.6	537,667	$73.34	—		$—
Granted	1,440,270	$81.33		296,850	$82.02	—		$—
Exercised or lapsed	(1,125,004)	$33.66	$57.2	(197,403)	$70.72	—		$—
Canceled, expired or forfeited	(179,074)	$76.70		(32,650)	$77.13	—		$—
Outstanding at December 31, 2017	8,907,109	$53.31	$380.2	604,464	$78.28	—		$—
Granted	958,332	$104.23		207,041	$104.34	46,705		$140.70
Exercised or lapsed	(2,752,735)	$33.00	$213.0	(225,205)	$76.88	—		$—
Canceled, expired or forfeited	(292,660)	$79.16		(52,965)	$82.64	(4,655)		$140.70
Outstanding at December 31, 2018	6,820,046	$67.27	$284.9	533,335	$88.55	42,050		$140.70
Granted	920,398	$135.64		167,231	$135.82	51,792		$173.59
Dividend reinvestment	—	$—		—	$—	550		Not applicable
Exercised or lapsed	(1,131,970)	$51.20	$101.0	(242,815)	$84.60	—		$—
Canceled, expired or forfeited	(175,660)	$92.27		(29,022)	$109.72	(432)		$134.24
Outstanding at December 31, 2019	6,432,814	$79.51	$449.2	428,729	$107.96	93,960		$158.50
Exercisable at December 31, 2019	4,175,855	$65.05	$352.0
Exercisable at December 31, 2018	4,360,117	$55.94	$231.5
Nonvested at December 31, 2019	2,256,959			428,729		93,960
Expected to vest at December 31, 2019	1,947,840			366,529		150,400	(1)

_______________

(1)	Includes estimated performance achievement
The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table during the years ended December 31:

	2019	2018	2017
Expected volatility	18.76%	18.51%	18.72%
Risk-free interest rate	2.25%	2.53%	1.82%
Expected term in years	4.4	4.4	4.5
Dividend yield	0.80%	—%	—%
Weighted average grant date fair value per stock option	$24.13	$21.48	$15.71

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested options and changes are presented below:

	Number of Options	Weighted Average Grant-Date Fair Value Per Share
Nonvested balance at January 1, 2017	2,622,568	$14.12
Granted	1,440,270	$15.71
Vested	(971,994)	$14.19
Cancelled or expired	(179,074)	$14.53
Nonvested balance at December 31, 2017	2,911,770	$14.86
Granted	958,332	$21.48
Vested	(1,117,513)	$14.79
Cancelled or expired	(292,660)	$15.33
Nonvested balance at December 31, 2018	2,459,929	$17.41
Granted	920,398	$24.13
Vested	(947,708)	$17.29
Cancelled or expired	(175,660)	$17.77
Nonvested balance at December 31, 2019	2,256,959	$20.17

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of Verisk’s common stock as of the reporting date. Excess tax benefits of $23.2 million, $48.9 million and $19.0 million from exercised stock options were recorded as income tax benefit in the accompanying consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively. Stock based compensation expense for the years ended December 31, 2019, 2018 and 2017 was $42.7 million, $38.5 million and $31.8 million, respectively. Cash received from stock option exercises for the years ended December 31, 2019, 2018 and 2017 was $52.4 million, $87.3 million and $35.0 million, respectively. As of December 31, 2019, the weighted average remaining contractual terms were 5.76 years and 4.57 years for outstanding and exercisable stock options, respectively. As of December 31, 2018, the weighted average remaining contractual terms were 5.87 years and 4.55 years for outstanding and exercisable stock options, respectively.

For the year ended December 31, 2019 and 2018, certain employees had restricted stock vesting and covered the aggregate statutory minimum tax withholding of $5.5 million and $3.7 million through a net settlement of 40,578 shares and 35,637 shares, respectively.

As of December 31, 2019, there was $92.0 million of total unrecognized compensation cost, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under the 2013 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.51 years. The total grant date fair value of options vested during the years ended December 31, 2019, 2018, and 2017 was $17.4 million, $16.8 million and $16.6 million, respectively. The total grant date fair value of restricted stock vested during the years ended December 31, 2019, 2018 and 2017 was $20.2 million, $18.6 million and $17.6 million, respectively. The total grant date fair value of PSUs vested during the years ended December 31, 2019 and 2018 was $4.2 million and $1.5 million, respectively.

The Company’s UK Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of the Company’s common stock.  Employees who elect to participate are granted stock options, of which the exercise price is equal to the adjusted closing price of the Company’s common stock on the grant date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the years ended December 31, 2019 and 2018, the Company granted 18,713 and 19,247 stock options under the UK Sharesave Plan at a discounted exercise price of $136.35 and $101.27, respectively. As of December 31, 2019, there were 462,040 shares of common stock reserved and available for future issuance under the UK Sharesave Plan.
The Company also offers eligible employees the opportunity to participate in an ESPP. Under the ESPP, participating employees may authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25.0 thousand in any calendar year, to purchase shares of the Company’s common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, the ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the years ended December 31, 2019, 2018 and 2017, the Company issued 30,705, 30,550 and 29,605 shares of common stock at a weighted

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average discounted price of $141.17, $104.71 and $81.38, respectively. As of December 31, 2019, there were 1,292,768 shares of common stock reserved and available for future issuance under the ESPP.
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
The Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. The minimum contribution requirement was and is expected to be $0 in 2019 and 2020, respectively. The Company contributed $0.7 million and $1.0 million to the SERP in 2019 and 2018, respectively, and expects to contribute $0.9 million in 2020.
The Company also provides certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage. The Company does not expect to contribute to the Postretirement Plan in 2020.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the benefit obligations and the plan assets, the (funded) unfunded status of the Pension Plan, SERP and Postretirement Plan, and the amounts recognized in the Company’s consolidated balance sheets at December 31:

	Pension Plan and SERP		Postretirement Plan
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at January 1	$407.8	$452.9	$9.7	$11.8
Interest cost	15.6	15.2	0.3	0.3
Actuarial loss (gain)	48.2	(30.0)	(0.4)	(0.4)
Plan participants’ contributions	—	—	2.1	2.0
Benefits paid	(28.0)	(30.3)	(3.6)	(4.1)
Federal subsidy on benefits paid	—	—	0.1	0.1
Benefit obligation at December 31	$443.6	$407.8	$8.2	$9.7
Accumulated benefit obligation at December 31	$443.6	$407.8
Change in plan assets:
Fair value of plan assets at January 1	$421.3	$484.7	$9.7	$10.1
Actual return on plan assets, net of expenses	94.9	(34.1)	0.6	0.1
Employer contributions, net	0.7	1.0	1.4	1.5
Plan participants’ contributions	—	—	2.1	2.0
Benefits paid	(28.0)	(30.3)	(3.6)	(4.1)
Federal subsidies received	—	—	0.1	0.1
Fair value of plan assets at December 31	$488.9	$421.3	$10.3	$9.7
Funded status at December 31	$(45.3)	$(13.5)	$(2.1)	$—
Amounts recognized in the consolidated balance sheets consist of:
Pension assets, noncurrent (1)	$(58.2)	$(25.3)	$(2.1)	$—
Pension, SERP and postretirement benefits, current (2)	0.8	1.0	—	—
Pension, SERP and postretirement benefits, noncurrent (3)	12.1	10.8	—	—
Total Pension, SERP and Postretirement benefits	$(45.3)	$(13.5)	$(2.1)	$—
_______________
(1)Included in "Other assets" in the accompanying consolidated balance sheets
(2)Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheets
(3)Included in "Other liabilities" in the accompanying consolidated balance sheets
The pre-tax components included within accumulated other comprehensive losses as of December 31 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	2019	2018	2019	2018
Prior service benefit cost (credit)	$3.2	$3.3	$(0.3)	$(0.4)
Actuarial losses	137.1	158.1	3.8	4.9
Accumulated other comprehensive losses, pretax	$140.3	$161.4	$3.5	$4.5

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax components of net periodic benefit (credit) cost and the amounts recognized in other comprehensive loss are summarized below for the years ended December 31:

	Pension Plan and SERP			Postretirement Plan
	2019	2018	2017	2019	2018	2017
Interest cost	$15.6	$15.2	$17.1	$0.3	$0.3	$0.4
Expected return on plan assets	(30.3)	(32.9)	(31.1)	(0.2)	(0.2)	(0.3)
Amortization of prior service cost (credit) reclassified from accumulated other comprehensive losses	0.2	0.2	0.2	(0.1)	(0.1)	(0.2)
Amortization of net actuarial loss reclassified from accumulated other comprehensive losses	4.5	3.2	4.5	0.3	0.4	0.4
Net periodic benefit (credit) cost	(10.0)	(14.3)	(9.3)	0.3	0.4	0.3
Amortization of prior service (cost) credit reclassified from accumulated other comprehensive losses	(0.2)	(0.2)	(0.2)	0.1	0.1	0.2
Amortization of actuarial loss reclassified from accumulated other comprehensive losses	(0.1)	(0.1)	(0.1)	—	—	—
Net loss recognized reclassified from accumulated other comprehensive losses	(4.4)	(3.1)	(4.4)	(0.3)	(0.4)	(0.4)
Actuarial (gain) loss	(16.4)	37.0	(10.8)	(0.8)	(0.3)	0.9
Total recognized in other comprehensive (income) loss	(21.1)	33.6	(15.5)	(1.0)	(0.6)	0.7
Total recognized in net periodic benefit (credit) cost and other comprehensive (income) loss	$(31.1)	$19.3	$(24.8)	$(0.7)	$(0.2)	$1.0

The estimated amounts in accumulated other comprehensive losses that are expected to be recognized as components of net periodic benefit (credit) cost during 2020 are summarized below:

	Pension Plan and SERP	Postretirement Plan	Total
Amortization of prior service benefit cost (credit)	$0.2	$(0.1)	$0.1
Amortization of net actuarial loss	4.0	0.3	4.3
Total	$4.2	$0.2	$4.4

The weighted-average assumptions used to determine benefit obligations as of December 31, 2019 and 2018 and net periodic benefit (credit) cost for the years 2019, 2018 and 2017 are provided below:

	Pension Plan and SERP			Postretirement Plan
Weighted-average assumptions used to determine benefit obligations:	2019	2018		2019	2018
Discount rate	3.24%	4.24%		2.50%	3.75%
Expected return on plan assets	6.75%	7.00%		2.00%	2.00%

Weighted-average assumptions used to determine net periodic benefit (credit) loss:	2019	2018	2017	2019	2018	2017
Discount rate	3.82%	3.50%	3.99%	3.75%	3.00%	3.25%
Expected return on plan assets	7.00%	7.00%	7.25%	2.00%	2.00%	3.00%

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the Postretirement Plan are net of the federal Medicare subsidy.

	Pension Plan and SERP	Postretirement Plan
	Gross Benefit Amount	Gross Benefit Amount	Medicare Subsidy Payments	Net Benefit Amount
2020	$30.8	$1.4	$(0.2)	$1.2
2021	$30.4	$1.2	$(0.2)	$1.0
2022	$29.9	$1.1	$(0.2)	$0.9
2023	$29.9	$1.0	$(0.1)	$0.9
2024	$29.6	$0.8	$—	$0.8
2025-2029	$138.8	$2.8	$(0.1)	$2.7

The healthcare cost trend rate for 2020 was 8.25% gradually decreasing to 4.50% in 2035. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. However, a 1.00% change in assumed healthcare cost trend rates would have an immaterial effect to our postretirement benefit obligation.
The subsidy benefit from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced the Company’s accumulated postretirement benefit assets by approximately $0.8 million and $0.9 million as of December 31, 2019 and 2018, respectively. The subsidy cost increased the net periodic benefit cost by approximately $48.5 thousand and $51.0 thousand in fiscal 2019 and 2018, respectively, and reduced the net periodic benefit cost by approximately $2.0 thousand in fiscal 2017.
The expected return on the Pension Plan assets as of December 31, 2019 and 2018 was 6.75% and 7.00%, respectively, which was determined by taking into consideration the Company’s analysis of its actual historical investment returns to a broader long-term forecast after adjusting for the target investment allocation and reflecting the current economic environment. The Company’s investment guidelines targeted investment allocation of 60% equity securities and 40% debt securities as of December 31, 2019 and 2018. The Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms. As of December 31, 2019 and 2018, the domestic equity portion of the total portfolio ranged between 40% and 60%. The international equity portion of the total portfolio ranged between 10% and 20%. The fixed income portion of the total portfolio ranged between 20% and 40%.
The asset allocation at December 31, 2019 and 2018, and target allocation by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets
		2019	2018
Equity securities	60.0%	53.7%	49.2%
Debt securities	40.0%	37.9%	41.9%
Other	—%	8.4%	8.9%
Total	100.0%	100.0%	100.0%

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also maintains a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The asset allocation for the VEBA Plan at December 31, 2019 and 2018 was 100% in debt securities.
There were no transfers among Levels 1, 2 or 3 for the years ended December 31, 2019 and 2018. Refer to Note 7. Fair Value Measurements for further discussion with respect to fair value hierarchy. The following table summarizes the fair value measurements by level of the Pension Plan and Postretirement Plan assets:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Equity
Managed equity accounts (1)	$196.1	$196.1	$—	$—
Equity — pooled separate account (2)	66.1	—	66.1	—
Equity — partnerships (3)	0.1	—	—	0.1
Debt
Fixed income manager — pooled separate account (2)	185.4	—	185.4	—
Fixed income manager — government securities (4)	10.3	10.3	—	—
Others
Cash — pooled separate account (2)	3.4	—	3.4	—
Global real estate account (5)	37.8	—	37.8	—
Total	$499.2	$206.4	$292.7	$0.1
December 31, 2018
Equity
Managed equity accounts (1)	$159.7	$159.7	$—	$—
Equity — pooled separate account (2)	47.3	—	47.3	—
Equity — partnerships (3)	0.1	—	—	0.1
Debt
Fixed income manager — pooled separate account (2)	176.7	—	176.7	—
Fixed income manager — government securities (4)	9.7	9.7	—	—
Others
Cash — pooled separate account (2)	1.1	—	1.1	—
Global real estate account (5)	36.4	—	36.4	—
Total	$431.0	$169.4	$261.5	$0.1
_______________

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company previously reported results based on its two operating segments, Decision Analytics and Risk Assessment. During the first quarter of 2018, the CODM changed how he makes operating decisions, assesses the performance of the business, and allocates resources in a manner that caused its operating segments to change. Consequently, effective as of the first quarter of 2018, the operating segments of the Company are based on three vertical markets it serves: Insurance, Energy and Specialized Markets, and Financial Services. These three operating segments are also the Company's reportable segments, which have been recast to reflect the new segments for the year ended December 31, 2017.
Each of the Company's reportable segments, Insurance, Energy and Specialized Markets, and Financial Services has a portion of its revenue from more than one of the three revenue types described within the revenue recognition policy within Note 2. Basis of Presentation and Summary of Significant Accounting Policies. Below is the overview of the solutions offered within each reportable segment.
Insurance: The Company is the leading provider of statistical, actuarial and underwriting data for the U.S. P&C insurance industry. The Company’s databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants and fire suppression capabilities of municipalities. The Company uses this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies, which are accessed via a hosted platform. The Company also develops solutions that its customers use to analyze key processes in managing risk. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes to earthquakes. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company further develops solutions that allow customers to quantify costs after loss events occur. The Company's multitier, multispectral terrestrial imagery and data acquisition, processing, analytics, and distribution system using the remote sensing and machine learning technologies help gather, store, process, and deliver geographic and spatially referenced information that supports uses in many markets. Additionally, the Company offers fraud-detection solutions including review of data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sector. The Company’s underwriting & rating, insurance anti-fraud claims, catastrophe modeling, and loss quantification are included in this segment.
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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides the Company’s revenue and EBITDA by reportable segment for the years ended December 31, as well as a reconciliation of EBITDA to income before income taxes for all periods presented in the accompanying consolidated statements of operations:

	2019				2018				2017
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$1,855.5	$573.6	$178.0	$2,607.1	$1,705.9	$513.3	$175.9	$2,395.1	$1,550.6	$444.6	$150.0	$2,145.2
Expenses:
Cost of revenues (exclusive of items shown separately below)	(631.5)	(248.1)	(97.2)	(976.8)	(568.1)	(218.2)	(99.9)	(886.2)	(510.4)	(193.8)	(79.6)	(783.8)
Selling, general and administrative	(397.7)	(186.1)	(19.7)	(603.5)	(218.8)	(141.1)	(18.8)	(378.7)	(196.1)	(114.4)	(12.3)	(322.8)
Other operating expenses	—	—	(6.2)	(6.2)	—	—	—	—	—	—	—	—
Investment (loss) income and others, net	0.8	(2.0)	(0.5)	(1.7)	13.2	0.4	1.7	15.3	11.7	(2.8)	0.3	9.2
EBITDA	$827.1	$137.4	$54.4	1,018.9	$932.2	$154.4	$58.9	1,145.5	$855.8	$133.6	$58.4	1,047.8
Depreciation and amortization of fixed assets				(185.7)				(165.3)				(135.6)
Amortization of intangible assets				(138.0)				(130.8)				(101.8)
Interest expense				(126.8)				(129.7)				(119.4)
Income before income taxes				$568.4				$719.7				$691.0

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets by country are provided below as of December 31:

	2019	2018
Long-lived assets:
U.S.	$3,162.5	$2,335.8
U.K.	2,685.3	2,595.5
Other countries	462.5	324.5
Total long-lived assets	$6,310.3	$5,255.8

20.    Related Parties:
The Company considers its stockholders that own more than 5% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. The Company had no material transactions with related parties owning more than 5% of the entire class of stock as of December 31, 2019 and 2018.
In addition, the Company had no revenues from related parties for the years ended December 31, 2019, 2018 and 2017.
21.    Commitments and Contingencies:
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
Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleged that the Company’s Roof InSight (now known as Geomni Roof), Property InSight product (now known as Geomni Property) and Aerial Sketch product in combination with the Company's Xactimate product infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 8,078,436 (the "436 patent"), 8,170,840 (the "840 patent"), 8,209,152 (the "152 patent"), 8,542,880 (the "880 patent"), 8,818,770 (the "770 patent"), 8,823,732 (the "732 patent"), and 8,825,454 (the "454 patent"). On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 9,129,376 (the "376 patent") and 9,135,737 (the "737 patent") to the lawsuit. The First Amended Complaint sought an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, including by way of inducement the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 19, 2017, the District Court entered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to the 880 and 732 patents, and certain asserted claims of the 436, 840, 152, 770, 454, 376 and 737 patents (collectively the “Patents in Suit”). Eagle View further reduced the number of asserted claims pertaining to the Patents in Suit to 18 asserted claims. Thereafter, Eagle View dropped the 152 patent and further reduced the number of asserted claims from the six remaining Patents in Suit to 11 asserted claims. Fact discovery and expert discovery closed in 2018 and the Company's summary judgment motions were fully submitted on October 26, 2018. On December 6, 2018, the Court denied Eagle View’s motion for summary judgment that a key prior art reference be excluded. On December 20, 2018, the Court denied the Company’s motion for summary judgment of equitable estoppel. On January 29, 2019, the Court denied the Company’s motion for summary judgment of unpatentability pursuant to Section 101 of the Patent Act. Thereafter, Eagle View dropped the 737 patent and further reduced the number of asserted claims from the five remaining Patents in Suit to 6 asserted claims. On September 25, 2019, following a trial, the jury determined that the Company had willfully infringed the 6 asserted claims, and assessed damages in the amount of $125.0 million, for which the Company has recorded a reserve. The impact associated with the reserve was included in the "Selling, general and administrative" in the accompanying consolidated statements of operations for the year ended December 31, 2019. After trial, Eagle View moved for a temporary restraining order (“TRO”) and a permanent injunction preventing the Company’s sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. The Court granted the motion for a TRO on September 26, 2019 and on October 18, 2019, issued an Order permanently enjoining the Company's sales of the Geomni Roof, Geomni Property and Aerial Sketch

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products in combination with Xactimate. The Company plans to appeal these results. Eagle View has petitioned the Court to award up to treble damages, together with fees and expenses. The parties’ post- trial motions were fully submitted on December 10, 2019 and the parties are awaiting a decision on these motions. The Company has established a $125.0 million reserve in connection with this litigation, however, at this time it is not reasonably possible to determine the ultimate resolution of this matter.
360Value Litigation
On December 10, 2018, the Company was served with a First Amended Complaint filed in the United States District Court for the Northern District of California titled Sheahan, et al. v. State Farm General Insurance Co., Inc., et al.  The action is brought by California homeowners, on their own behalf and on behalf of an unspecified putative class of State Farm policyholders whose homes were damaged or lost during the Northern California wildfires of 2017, against State Farm as well as the Company, ISO, and Xactware Solutions, Inc.  Plaintiffs served a Second Amended Complaint on January 6, 2019. Like the First Amended Complaint, it alleges that defendants through the use of the Company’s 360Value product conspired to under-insure plaintiffs’ homes by issuing undervalued policies and underestimating the costs of rebuilding those homes. Plaintiffs claim that defendants violated federal antitrust law as well as California consumer protection law and common law. Defendants filed their motions to dismiss the Second Amended Complaint on March 8, 2019. On July 2, 2019, the Court granted those motions, dismissing various claims with leave to amend, and dismissing other claims with prejudice. Plaintiffs filed their Third Amended Complaint on August 1, 2019. As in the Second Amended Complaint plaintiffs claim in the Third Amended Complaint that defendants violated federal antitrust law as well as California consumer protection law and common law. Defendants filed their motions to dismiss the Third Amended Complaint on September 19, 2019. The motions were fully submitted on October 31, 2019 and oral argument, originally scheduled for November 27, 2019, has been postponed to February 13, 2020. At this time, it is not reasonably possible to determine the ultimate resolution of, or estimate the liability related to, this matter.
22.   Subsequent Events:

In December 2019, the Company entered into an additional ASR agreement with HSBC Bank USA, N.A. to repurchase shares of its common stock for an aggregate purchase price of $50.0 million. Upon payment of the aggregate purchase price on January 2, 2020, the Company received an initial delivery of 267,845 shares of its common stock at a price of $149.34 per share, representing approximately $40.0 million of the aggregate purchase price. Upon the final settlement of the ASR agreement in February 2020, the Company may be entitled to receive additional shares of its common stock or, under certain limited circumstances, be required to deliver shares to the counter-party. See Note 16. Stockholders' Equity for further discussion.
On January 15, 2020, the Company granted 882,749 stock options, 148,658 shares of restricted stock, and 50,736 performance share units to key employees. The 882,749 stock options and 141,725 shares of restricted stock have a graded service vesting period of four years, while 6,933 shares of restricted stock have a four-year cliff vesting period, and 50,736 performance share units have a three-year performance period, subject to the recipients' continued service. See Note 17. Compensation Plans for further discussion.
On February 1, 2020, the sale of the aerial imagery sourcing group was completed. The Company contributed the assets and stock related to the business held for sale and cash of $60.0 million in exchange for a non-controlling 35.0% ownership interest in Vexcel Group, Inc.
On February 12, 2020, the Company's Board approved a cash dividend of $0.27 per share of common stock issued and outstanding, payable on March 31, 2020, to holders of record as of March 13, 2020. On February 12, 2020, the Board also approved an additional share repurchase authorization of $500.0 million.

On February 14, 2020, the sale of the compliance background screening business was also completed for cash proceeds of $23.5 million.

**************

Schedule II
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

Description	Balance at Beginning of Year	Charged to Costs and Expenses (1)	Deductions— Write-offs (2)	Balance at End of Year
Year ended December 31, 2019
Allowance for doubtful accounts	$5.7	$7.2	$(1.2)	$11.7
Valuation allowance for income taxes	$34.5	$16.7	$(4.7)	$46.5
Year ended December 31, 2018
Allowance for doubtful accounts	$4.6	$5.6	$(4.5)	$5.7
Valuation allowance for income taxes	$17.6	$21.2	$(4.3)	$34.5
Year Ended December 31, 2017
Allowance for doubtful accounts	$3.4	$2.0	$(0.8)	$4.6
Valuation allowance for income taxes	$8.1	$10.0	$(0.5)	$17.6

(1)	Primarily additional reserves for bad debts

(2)	Primarily accounts receivable balances written off, net of recoveries, the expiration of loss carryforwards and businesses held for sale

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2020.

VERISK ANALYTICS, INC. (Registrant)

/S/ Scott G. Stephenson
Scott G. Stephenson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2020.

Signature	Capacity

/S/ SCOTT G. STEPHENSON	President and Chief Executive Officer (principal executive officer and director)
Scott G. Stephenson

/S/ LEE M. SHAVEL	Executive Vice President and Chief Financial Officer (principal financial officer)
Lee M. Shavel

/S/ DAVID J. GROVER	Vice President and Controller (principal accounting officer)
David J. Grover

/S/ CHRISTOPHER M. FOSKETT	Lead Independent Director
Christopher M. Foskett

/S/ ANNELL BAY	Director
Annell R. Bay

/S/ FRANK J. COYNE	Director
Frank J. Coyne

/S/ BRUCE E. HANSEN	Director
Bruce E. Hansen

/S/ KATHLEEN HOGENSON	Director
Kathleen A. Hogenson

/S/ CONSTANTINE P. IORDANOU	Director
Constantine P. Iordanou

/S/ LAURA K. IPSEN	Director
Laura K. Ipsen

/S/ SAMUEL G. LISS	Director
Samuel G. Liss

/S/ ANDREW G. MILLS	Director
Andrew G. Mills

/S/ THERESE M. VAUGHAN	Director
Therese M. Vaughan

/S/ DAVID B. WRIGHT	Director
David B. Wright

EXHIBIT INDEX

Exhibit Number	Description
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

4.5
Fifth Supplemental Indenture, dated as of May 15, 2015, between Verisk Analytics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated May 15, 2015.

4.6
Senior Notes Indenture, dated March 6, 2019, among Verisk Analytics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 6, 2019.

4.7
First Supplemental Indenture, dated March 6, 2019, between Verisk Analytics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated March 6, 2019.

4.8	Description of Verisk Analytics, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act.*

10.1	401(k) Savings Plan and Employee Stock Ownership Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, dated August 12, 2008.

10.2	Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

10.3	Form of Letter Agreement, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, dated October 7, 2008.

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

10.18
Fourth Amendment dated August 15, 2019 to the Second Amended and Restated Credit Agreement dated April 22, 2015 among Verisk Analytics, Inc., as borrower, and the lenders and agents party thereto, incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, dated August 16, 2019.

Exhibit Number	Description
10.19
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