Form 10-Q
period 2020-03-31
Verisk Analytics, Inc.
filed 2020-05-05
CIK 1442145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 1, 2020, there were 162,259,111 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2020 and December 31, 2019

	2020	2019

	(in millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$204.4	$184.6
Accounts receivable, net of allowance for doubtful accounts of $13.8 and $11.7, respectively	523.3	441.6
Prepaid expenses	66.6	60.9
Income taxes receivable	—	25.9
Other current assets	19.7	17.8
Current assets held for sale	—	14.1
Total current assets	814.0	744.9
Noncurrent assets:
Fixed assets, net	549.3	548.1
Operating lease right-of-use assets, net	208.6	218.6
Intangible assets, net	1,306.6	1,398.9
Goodwill	3,742.6	3,864.3
Deferred income tax assets	9.1	9.8
Other noncurrent assets	297.9	159.8
Noncurrent assets held for sale	—	110.8
Total assets	$6,928.1	$7,055.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$315.6	$375.0
Acquisition-related liabilities	109.5	111.2
Short-term debt and current portion of long-term debt	444.0	499.4
Deferred revenues	668.4	440.1
Operating lease liabilities	38.7	40.6
Income taxes payable	21.7	6.8
Current liabilities held for sale	—	18.7
Total current liabilities	1,597.9	1,491.8
Noncurrent liabilities:
Long-term debt	2,652.4	2,651.6
Deferred income tax liabilities	349.6	356.0
Operating lease liabilities	198.6	208.1
Other liabilities	49.1	48.8
Noncurrent liabilities held for sale	—	38.1
Total liabilities	4,847.6	4,794.4
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 162,498,132 and 163,161,564 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,404.6	2,369.1
Treasury stock, at cost, 381,504,906 and 380,841,474 shares, respectively	(4,018.9)	(3,849.9)
Retained earnings	4,353.4	4,228.4
Accumulated other comprehensive losses	(658.7)	(486.9)
Total stockholders’ equity	2,080.5	2,260.8
Total liabilities and stockholders’ equity	$6,928.1	$7,055.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019

	(in millions, except for share and per share data)
Revenues	$689.8	$625.0
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	257.7	231.4
Selling, general and administrative	112.1	111.4
Depreciation and amortization of fixed assets	46.1	46.6
Amortization of intangible assets	41.0	33.2
Other operating income	(19.4)	—
Total operating expenses	437.5	422.6
Operating income	252.3	202.4
Other income (expense):
Investment loss and others, net	(2.1)	(0.4)
Interest expense	(33.5)	(31.9)
Total other expense, net	(35.6)	(32.3)
Income before income taxes	216.7	170.1
Provision for income taxes	(45.0)	(35.7)
Net income	$171.7	$134.4
Basic net income per share	$1.05	$0.82
Diluted net income per share	$1.04	$0.81
Weighted-average shares outstanding:
Basic	162,894,306	163,528,343
Diluted	165,724,120	166,544,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019

	(in millions)
Net income	$171.7	$134.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(172.6)	58.5
Pension and postretirement liability adjustment	0.8	1.1
Total other comprehensive (loss) income	(171.8)	59.6
Comprehensive (loss) income	$(0.1)	$194.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For The Three Months Ended March 31, 2020 and 2019

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity

	(in millions, except for share data)
Balance, January 1, 2020	544,003,038	$0.1	$2,369.1	$(3,849.9)	$4,228.4	$(486.9)	$2,260.8
Adjustment to opening retained earnings related to Topic 326	—	—	—	—	(2.4)	—	(2.4)
Net income	—	—	—	—	171.7	—	171.7
Common stock dividend (1)	—	—	—	—	(44.3)	—	(44.3)
Other comprehensive loss	—	—	—	—	—	(171.8)	(171.8)
Treasury stock acquired (1,124,368 shares)	—	—	—	(173.8)	—	—	(173.8)
Stock options exercised (449,007 shares transferred from treasury stock)	—	—	14.8	4.7	—	—	19.5
Stock-based compensation expense	—	—	19.6	—	—	—	19.6
Other stock issuances (11,929 shares transferred from treasury stock)	—	—	1.1	0.1	—	—	1.2
Balance, March 31, 2020	544,003,038	$0.1	$2,404.6	$(4,018.9)	$4,353.4	$(658.7)	$2,080.5

Balance, January 1, 2019	544,003,038	$0.1	$2,283.0	$(3,563.2)	$3,942.6	$(591.9)	$2,070.6
Net income	—	—	—	—	134.4	—	134.4
Common stock dividend (1)	—	—	—	—	(41.0)	—	(41.0)
Other comprehensive income	—	—	—	—	—	59.6	59.6
Treasury stock acquired (636,590 shares)	—	—	—	(75.0)	—	—	(75.0)
Stock options exercised (307,270 shares transferred from treasury stock)	—	—	8.7	2.9	—	—	11.6
Stock-based compensation expense	—	—	9.2	—	—	—	9.2
Other stock issuances (11,504 shares transferred from treasury stock)	—	—	1.0	0.1	—	—	1.1
Balance, March 31, 2019	544,003,038	$0.1	$2,301.9	$(3,635.2)	$4,036.0	$(532.3)	$2,170.5

(1) Refer to Note 10. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The Three Months Ended March 31, 2020 and 2019

	2020	2019

	(in millions)
Cash flows from operating activities:
Net income	$171.7	$134.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	46.1	46.6
Amortization of intangible assets	41.0	33.2
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.3	0.9
Provision for doubtful accounts	1.5	1.2
Gain on sale of assets	(19.4)	—
Stock-based compensation expense	19.6	9.2
Realized loss (gain) on available-for-sale securities, net	0.5	(0.4)
Deferred income taxes	(0.1)	3.3
Loss on disposal of fixed assets, net	0.3	—

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(96.5)	(81.6)
Prepaid expenses and other assets	(18.5)	(2.2)
Operating lease right-of-use assets, net	9.3	8.8
Income taxes	41.0	25.3
Acquisition-related liabilities	0.2	8.4
Accounts payable and accrued liabilities	(62.0)	(35.8)
Deferred revenues	237.6	217.7
Operating lease liabilities	(10.5)	(9.1)
Other liabilities	0.5	6.2
Net cash provided by operating activities	362.6	366.1
Cash flows from investing activities:
Acquisitions, net of cash acquired of $0 and $3.7, respectively	—	(69.1)
Proceeds from sale of assets	23.1	—
Purchase of investments in a nonpublic company	(63.8)	—
Capital expenditures	(52.9)	(45.2)
Other investing activities, net	6.1	(6.0)
Net cash used in investing activities	(87.5)	(120.3)
Cash flows from financing activities:
Repayments of short-term debt, net	(75.0)	(245.0)
Proceeds from issuance of short-term debt with original maturities greater than three months	20.0	—
Repayments of current portion of long-term debt	—	(250.0)
Proceeds from issuance of long-term debt, inclusive of original issue premium and net of original issue discount	—	397.9
Payment of debt issuance costs	—	(2.9)
Repurchases of common stock	(173.8)	(75.0)
Proceeds from stock options exercised	19.2	11.6
Dividends paid	(43.9)	(40.9)
Other financing activities, net	(1.9)	(2.1)
Net cash used in financing activities	(255.4)	(206.4)
Effect of exchange rate changes	(0.2)	0.6
Increase in cash and cash equivalents	19.5	40.0
Cash and cash equivalents classified within current assets held for sale, beginning of period	0.3	—
Cash and cash equivalents, beginning of period	184.6	139.5
Cash and cash equivalents, end of period	$204.4	$179.5
Supplemental disclosures:
Income taxes paid	$4.1	$7.5
Interest paid	$22.6	$15.3
Noncash investing and financing activities:
Debt issuance costs included in accounts payable and accrued liabilities	$—	$1.0
Deferred tax asset established on date of acquisition	$—	$0.1
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$247.6
Finance lease obligations	$1.5	$1.7
Operating lease additions, net of terminations	$1.6	$—
Fixed assets included in accounts payable and accrued liabilities	$0.7	$0.7
Dividend payable included in other liabilities	$1.0	$0.1
Gain on sale of assets	$3.5	$—
Held for sale assets contributed to a nonpublic company	$65.9	$—

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
Since January 2020, an outbreak of the 2019 novel coronavirus (“COVID-19”) has evolved into a worldwide pandemic. The Company has modified its operations in line with its business continuity plans due to COVID-19. While its facilities generally remain open, the Company is making extensive use of the work-from-home model at this moment. On a daily basis, management is reviewing the Company's operations and there have been to date minimal interruptions in the Company's customer facing operations. Given the digital nature of the Company's business and the move toward cloud enablement, the Company expects to remain operationally stable and fully available to customers. The Company is in compliance with all financial covenants and has not observed a loss of any significant customers, a significant deterioration in the collectability of receivables, a significant reduction in its liquidity, nor a significant decline in subscription renewal rates.
The Company has analyzed its solutions and services to assess the impact of COVID-19 on its revenue streams. The Company has not identified any material impact of COVID-19 on approximately 85% of its revenues at this point, as much of these revenues are subscription in nature and subject to long-term contracts. Of the remaining 15%, the Company has identified specific solutions and services, largely transactional in nature, that are being impacted by COVID-19. The primary causal factors are lower auto and travel insurance activity, the inability to enter commercial buildings to perform engineering analyses, decreased capital expenditure in the energy sector, and reduced levels of advertising by financial institutions and marketers. A portion of the revenue attributable to these solutions could be negatively impacted by COVID-19. The impact on many of these solutions is expected to be modest, with the deepest impacts felt in the categories of travel insurance analytics, auto underwriting and claims analytics, consulting services to the energy industry, and spend informed analytic solutions in financial services. Although the Company has experienced a decline in revenue attributable to these specific solutions in the last two weeks of March 2020, the impact on the quarter was modest, and the Company does not anticipate lasting impacts of a material nature to its long-term growth profile. As the global outbreak of COVID-19 is still rapidly evolving, management continues to closely monitor its impact on the Company’s business.
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
The condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2020 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. Certain reclassifications, including reflecting operating lease right-of-use assets, net, operating lease liabilities, and acquisition-related liabilities as a separate line item in 2019, have been made within the condensed consolidated statements of cash flows to conform to the respective 2020 presentation. The Company believes the disclosures made are adequate to keep the information presented from being misleading.
Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on Consolidated Financial Statements or Other Significant Matters
Financial Instruments—Credit Losses (Topic 326)
In June 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("Topic 326")

Topic 326 replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, an entity is required to present certain financial assets carried at amortized cost, such as trade receivables, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under U.S. GAAP, which delays recognition until it is probable a loss has been incurred.
The Company adopted these amendments on January 1, 2020.
Refer to the accompanying condensed consolidated statements of changes in stockholders' equity for the adjustment of the opening retained earnings and Note 4. Fair Value Measurements for further discussions.

Reference Rate Reform (Topic 848)

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU No. 2020-04").

The amendment in this update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

The amendment in this update applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendment does not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.
The amendment in this update is effective for all entities as of March 12, 2020 through December 31, 2022.
The Company adopted this amendment on March 12, 2020. There was no impact to the condensed consolidated financial statements as of and for the three months ended March 31, 2020. The Company continues to monitor the transition of LIBOR to alternative reference rate measures that will likely become effective post December 2021.

3. Revenues:
Disaggregated revenues by type of service and by country are provided below for the three months ended March 31, 2020 and 2019. No individual customer or country outside of the U.S. accounted for 10.0% or more of the Company's consolidated revenues for the three months ended March 31, 2020 or 2019.

	Three Months Ended March 31,
	2020	2019
Insurance:
Underwriting & rating	$344.1	$305.9
Claims	145.3	147.7
Total Insurance	489.4	453.6
Energy and Specialized Markets	160.1	128.4
Financial Services	40.3	43.0
Total revenues	$689.8	$625.0

	Three Months Ended March 31,
	2020	2019
Revenues:
U.S.	$523.6	$480.6
U.K.	45.8	44.2
Other countries	120.4	100.2
Total revenues	$689.8	$625.0

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of March 31, 2020 and December 31, 2019, the Company had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (an amount of consideration is due) from the customer. As of March 31, 2020 and December 31, 2019, the Company had contract liabilities of $672.2 million and $443.2 million, respectively. The $229.0 million increase in contract liabilities from December 31, 2019 to March 31, 2020 was primarily due to billings of $314.5 million that were paid in advance, partially offset by $85.5 million of revenue recognized in the three months ended March 31, 2020. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other liabilities" in the condensed consolidated balance sheet, respectively, as of March 31, 2020 and December 31, 2019.
The Company’s most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Revenues expected to be recognized in the future related to performance obligations, included within our deferred revenue and other liabilities, that are unsatisfied were $672.2 million and $443.2 million as of March 31, 2020 and December 31, 2019, respectively. The disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99.0% of the balance at March 31, 2020 and December 31, 2019.
The Company recognizes an asset for incremental costs of obtaining a contract with a customer if it expects the benefits of those costs to be longer than one year. As of March 31, 2020 and December 31, 2019, the Company had deferred commissions of $66.7 million and $63.7 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in the accompanying condensed consolidated balance sheets.
4. Fair Value Measurements:
Certain assets and liabilities of the Company are reported at fair value in the accompanying condensed consolidated balance sheets. To increase consistency and comparability of assets and liabilities recorded at fair value, Accounting Standards Codification ("ASC") 820-10, Fair Value Measurements (“ASC 820-10”), established a three-level fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. ASC 820-10 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. In accordance with ASC 820-10, the Company applied the following fair value hierarchy:

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. The investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $3.0 million and $3.6 million as of March 31, 2020 and December 31, 2019, respectively. The investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in the accompanying condensed consolidated balance sheet. For the three months ended March 31, 2020, the Company determined the provision for credit losses related to accounts receivable and investments in registered investment companies was immaterial.
The Company elected not to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. The Company assesses the fair value of these financial instruments based on an estimate of interest rates available to the Company for financial instruments with similar features, the Company’s current credit rating and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of these financial instruments as of March 31, 2020 and December 31, 2019, respectively:

		2020		2019
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instruments not carried at fair value:
Long-term debt excluding finance lease liabilities and syndicated revolving credit facility debt issuance costs	Level 2	$2,650.5	$2,895.0	$2,650.4	$2,902.2

On February 1, 2020, the sale of the aerial imagery sourcing group was completed. The Company contributed the assets related to the disposed business and cash of $63.8 million in exchange for a non-controlling 35.0% ownership interest in a nonpublic company, Vexcel Group, Inc ("Vexcel"). As of March 31, 2020, the Company had an equity investment of $129.7 million related to such interest accounted for in accordance with ASC 820-10. The value of the equity investment is based on management estimates with the assistance of valuations performed by third party specialists. This investment was included in "Other noncurrent assets" in the accompanying condensed consolidated balance sheet. For the three months ended March 31, 2020, there was no provision for credit losses related to this investment. Refer to Note 6. Dispositions for further discussion.
As of March 31, 2020 and December 31, 2019, the Company had securities of $14.0 million, which were accounted for under ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"). The Company does not have the ability to exercise significant influence over the investees’ operating and financial policies. As of March 31, 2020 and December 31, 2019, the Company also had an investment in a limited partnership of $13.8 million and $13.1 million, respectively, accounted for in accordance with ASC 323-10-25 as an equity method investment. These investments were included in "Other noncurrent assets" in the accompanying condensed consolidated balance sheet. For the three months ended March 31, 2020, there was no provision for credit losses related to these investments.

5. Leases:
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
The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, ROU assets obtained, weighted-average remaining lease terms, and weighted-average discount rates for finance and operating leases for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	2019
Lease cost:
Operating lease cost (1)	$12.4	$12.1
Finance lease cost
Depreciation of finance lease assets (2)	1.6	2.8
Interest on finance lease liabilities (3)	0.2	0.4
Total lease cost	$14.2	$15.3

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(13.6)	$(12.5)
Operating cash outflows from finance leases	$(0.2)	$(0.4)
Financing cash outflows from finance leases	$(1.9)	$(2.1)
Weighted-average remaining lease term - operating leases	9.3 years	9.7 years
Weighted-average remaining lease term - finance leases	2.2 years	2.8 years
Weighted-average discount rate - operating leases	4.0%	3.9%
Weighted-average discount rate - finance leases	3.7%	4.4%
_______________
(1) Included in "Cost of revenues" and "Selling, general and administrative" expenses in the accompanying condensed consolidated statements of operations
(2) Included in "Depreciation and amortization of fixed assets" in the accompanying condensed consolidated statements of operations
(3) Included in "Interest expense" in the accompanying condensed consolidated statements of operations
The ROU assets and lease liabilities for finance leases were $9.6 million and $7.8 million, respectively, as of March 31, 2020. The ROU assets and lease liabilities for finance leases were $9.9 million and $7.7 million, respectively, as of December 31, 2019. The ROU assets for finance leases were included in "Fixed assets, net" in the accompanying condensed consolidated balance sheets. The lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in the accompanying condensed consolidated balance sheets (see Note 9. Debt).

Maturities of lease liabilities for the remainder of 2020 and the years through 2026 and thereafter are as follows:

	March 31, 2020
Years Ending	Operating Leases	Finance Leases
2020	$36.2	$4.4
2021	39.1	3.0
2022	35.3	0.7
2023	30.5	0.1
2024	21.2	—
2025	18.8	—
2026 and thereafter	109.7	—
Total lease payments	290.8	8.2
Less: Amount representing interest	(53.5)	(0.4)
Present value of total lease payments	$237.3	$7.8

6. Dispositions:

In the fourth quarter of 2019, the Company’s compliance background screening business and the aerial imagery sourcing group within the remote imagery business qualified as assets held for sale. These assets held for sale were part of the claims category within the Company’s Insurance segment as of December 31, 2019.

On February 1, 2020, the sale of the aerial imagery sourcing group was completed. The Company contributed assets related to the disposed business, including cash of $63.8 million, in exchange for a non-controlling 35.0% ownership interest in a nonpublic company, Vexcel. The Company determined the fair value of the equity securities associated with the non-controlling ownership interest in Vexcel with the assistance of valuations performed by third party specialists, discounted cash flow analysis and estimates made by management. The equity securities were concluded not to have a readily determinable fair value and did not qualify for the practical expedient to estimate fair value in accordance with ASC 820-10. At each subsequent reporting period, the Company is required perform a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. The contributed assets approximated the fair value of the equity securities related to the non-controlling ownership interest; therefore, there was no gain or loss recorded in conjunction with this disposition for the three months ended March 31, 2020.

On February 14, 2020, the sale of the compliance background screening business was completed for net cash proceeds of $23.1 million. A gain of $15.9 million was included in "Other operating income" within the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020.

In the first quarter of 2020, the Company's data warehouse business within the Financial Services segment qualified as assets held for sale and was sold on March 1, 2020. The Company recorded a gain of $3.5 million in "Other operating income" within the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020.

7. Goodwill and Intangible Assets:
The following is a summary of the change in goodwill from December 31, 2019 through March 31, 2020, both in total and as allocated to the Company’s operating segments:

	Insurance	Energy and Specialized Markets	Financial Services	Total
Goodwill at December 31, 2019	$998.8	$2,389.5	$476.0	$3,864.3
Purchase accounting reclassifications	2.9	(1.8)	(0.2)	0.9
Current period adjustment (1)	21.4	(19.5)	—	1.9
Foreign currency translation	(25.4)	(98.1)	(1.0)	(124.5)
Goodwill at March 31, 2020	$997.7	$2,270.1	$474.8	$3,742.6

_______________
(1) Of which $19.5 million relates to a segment reclassification, refer to Note 13. Segment Reporting
Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of goodwill. The Company completed the required annual impairment test as of June 30, 2019 and concluded that there was no impairment of goodwill. There were no triggering events for the three months ended March 31, 2020 that would impact the results of the impairment test performed as of June 30, 2019. As a result of COVID-19 and the current economic environment, near-term pressures may adversely affect the Company's ability to grow as anticipated, which could lead to a potential impairment.
The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
March 31, 2020
Technology	7 years	$510.0	$(298.3)	$211.7
Marketing	16 years	252.3	(95.7)	156.6
Contract	6 years	5.0	(5.0)	—
Customer	13 years	876.6	(289.3)	587.3
Database	19 years	458.5	(107.5)	351.0
Total intangible assets		$2,102.4	$(795.8)	$1,306.6
December 31, 2019
Technology	7 years	$519.2	$(291.9)	$227.3
Marketing	16 years	265.3	(94.3)	171.0
Contract	6 years	5.0	(5.0)	—
Customer	13 years	901.2	(278.0)	623.2
Database	19 years	484.6	(107.2)	377.4
Total intangible assets		$2,175.3	$(776.4)	$1,398.9

Amortization expense related to intangible assets for the three months ended March 31, 2020 and 2019 was $41.0 million and $33.2 million, respectively. Estimated amortization expense for the remainder of 2020 and the years through 2025 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2020	$120.4
2021	149.2
2022	138.1
2023	126.3
2024	121.8
2025 and thereafter	650.8
$1,306.6

8. Income Taxes:
The Company’s effective tax rate for the three months ended March 31, 2020 was 20.8% compared to the effective tax rate for the three months ended March 31, 2019 of 21.0%. The effective tax rate for the three months ended March 31, 2020 was lower than the March 31, 2019 effective tax rate primarily due to higher tax benefits from equity compensation and lower nondeductible earnout expenses in the current period versus the prior period. These benefits were partially offset by tax expense recorded in the current period in connection with the Company’s disposition of its aerial imagery sourcing business resulting from differences in the book and tax basis of the assets and entities disposed. The difference between statutory tax rates and the Company’s effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local taxes.

9. Debt:
The following table presents short-term and long-term debt by issuance as of March 31, 2020 and December 31, 2019:

	Issuance Date	Maturity Date	2020	2019
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$440.0	$495.0
Finance lease liabilities (1)	Various	Various	4.0	4.4
Short-term debt and current portion of long-term debt			444.0	499.4
Long-term debt:
Senior notes:
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $13.5 and $13.9, respectively	03/06/2019	03/15/2029	613.5	613.9
4.000% senior notes, less unamortized discount and debt issuance costs of $(6.4) and $(6.7), respectively	05/15/2015	06/15/2025	893.6	893.3
5.500% senior notes, less unamortized discount and debt issuance costs of $(4.5) and $(4.5), respectively	05/15/2015	06/15/2045	345.5	345.5
4.125% senior notes, less unamortized discount and debt issuance costs of $(1.5) and $(1.6), respectively	09/12/2012	09/12/2022	348.5	348.4
5.800% senior notes, less unamortized discount and debt issuance costs of $(0.6) and $(0.7), respectively	04/06/2011	05/01/2021	449.4	449.3
Finance lease liabilities (1)	Various	Various	3.8	3.3
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.9)	(2.1)
Long-term debt			2,652.4	2,651.6
Total debt			$3,096.4	$3,151.0

_______________
(1) Refer to Note 5. Leases
As of March 31, 2020 and December 31, 2019, the Company had senior notes with an aggregate principal amount of $2,650.0 million outstanding and was in compliance with their financial and other debt covenants.
As of March 31, 2020, the Company had a $1,000.0 million committed senior unsecured Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends, and the share repurchase program (the "Repurchase Program"). As of March 31, 2020, the Company was in compliance with all financial and other debt covenants under the Credit Facility. As of March 31, 2020 and December 31, 2019, the available capacity under the Credit Facility was $555.4 million and $500.2 million, net of the letters of credit of $4.6 million and $4.8 million, respectively. Subsequent to March 31, 2020, the Company had borrowings of $20.0 million and repayments of $60.0 million on the Credit Facility.
10. Stockholders’ Equity:

The Company has 2,000,000,000 shares of authorized common stock as of March 31, 2020 and December 31, 2019. The Company's common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board.

The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of March 31, 2020.
At March 31, 2020 and December 31, 2019, the adjusted closing price of Verisk's common stock was $139.38 and $149.07 per share, respectively.
On February 12, 2020, the Company’s Board approved a cash dividend of $0.27 per share of common stock issued and outstanding to the holders of record as of March 13, 2020. A cash dividend of $43.9 million was paid on March 31, 2020 and recorded as a reduction to retained earnings. The Company paid a cash dividend of $40.9 million on March 29, 2019 at $0.25 per share of common stock issued and outstanding to the holders of record as of March 15, 2019.
Share Repurchase Program
Since May 2010, the Company has authorized repurchases of up to $3,800.0 million of its common stock through its Repurchase Program, inclusive of the $500.0 million authorization approved by the Board on February 12, 2020. Since the introduction of share repurchase as a feature of the Company's capital management strategies in 2010, the Company has repurchased shares with an aggregate value of $3,346.2 million. As of March 31, 2020, the Company had $453.8 million available to repurchase shares through its Repurchase Program. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the Verisk 2013 Equity Incentive Plan (the "2013 Incentive Plan"), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), the Company's sharesave plan (“UK Sharesave Plan”), and the employee stock purchase plan ("ESPP") while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.
In December 2019, the Company entered into an Accelerated Share Repurchase ("ASR") agreement to repurchase shares of its common stock for an aggregate purchase price of $50.0 million with HSBC Bank USA, N.A. The ASR agreement is accounted as a treasury stock transaction and forward stock purchase agreement indexed to the Company's common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. Upon payment of the aggregate purchase price on January 2, 2020, the Company received an aggregate delivery of 267,845 shares of its common stock at a price of $149.34. Upon the final settlement of the ASR agreement in February 2020, the Company received additional 40,901 shares as determined by the volume weighted average share price of Verisk's common stock during the term of the ASR agreement. The aggregate purchase price was recorded as a reduction to stockholders' equity in the Company's condensed consolidated statements of changes in stockholders' equity for the three months ended March 31, 2020. These repurchases of 308,746 shares for the three months ended March 31, 2020 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").
During the three months ended March 31, 2020, the Company repurchased 1,124,368 shares of common stock with an aggregate value of $173.8 million as part of the Repurchase Program, inclusive of the ASR, at a weighted average price of $154.56 per share. The Company utilized cash from operations and borrowings from its Credit Facility to fund these repurchases.
Treasury Stock
As of March 31, 2020, the Company’s treasury stock consisted of 381,504,906 shares of common stock, carried at cost. During the three months ended March 31, 2020, the Company transferred 460,936 shares of common stock from the treasury shares at a weighted average treasury stock price of $10.31 per share.
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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Numerator used in basic and diluted EPS:
Net income	$171.7	$134.4
Denominator:
Weighted average number of common shares used in basic EPS	162,894,306	163,528,343
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	2,829,814	3,016,602
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	165,724,120	166,544,945

The potential shares of common stock that were excluded from diluted EPS were 1,009,520 and 49,820 for the three months ended March 31, 2020 and 2019, respectively, because the effect of including these potential shares was anti-dilutive.
Accumulated Other Comprehensive Losses
The following is a summary of accumulated other comprehensive losses as of March 31, 2020 and December 31, 2019:

	2020	2019
Foreign currency translation adjustment	$(572.7)	$(400.1)
Pension and postretirement adjustment, net of tax	(86.0)	(86.8)
Accumulated other comprehensive losses	$(658.7)	$(486.9)

The before tax and after tax amounts of other comprehensive (loss) income for the three months ended March 31, 2020 and 2019 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended March 31, 2020
Foreign currency translation adjustment	$(172.6)	$—	$(172.6)
Pension and postretirement adjustment before reclassifications	2.1	(0.6)	1.5
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.0)	0.3	(0.7)
Pension and postretirement adjustment	1.1	(0.3)	0.8
Total other comprehensive loss	$(171.5)	$(0.3)	$(171.8)
For the Three Months Ended March 31, 2019
Foreign currency translation adjustment	$58.5	$—	$58.5
Pension and postretirement adjustment before reclassifications	2.8	(0.7)	2.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.3)	0.3	(1.0)
Pension and postretirement adjustment	1.5	(0.4)	1.1
Total other comprehensive income	$60.0	$(0.4)	$59.6
_______________

(1)
These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12. Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:
Equity Compensation Plans
All of the Company’s outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under the 2013 Incentive Plan or 2009 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company transferred common stock under these plans from the Company’s treasury shares. As of March 31, 2020, there were 3,075,647 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the three months ended March 31, 2020 and 2019 was $19.2 million and $11.6 million, respectively.
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

A summary of the status of the stock options, restricted stock, and PSUs awarded under the 2013 Incentive Plan as of December 31, 2019 and March 31, 2020 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
			(in millions)
Outstanding at December 31, 2019	6,432,814	$79.51	$449.2	428,729	$107.96	93,960	$158.50
Granted	883,282	$158.63		149,040	$158.62	50,736	$192.93
Dividend reinvestment	—	$—		—	$—	268	Not applicable
Exercised or lapsed	(449,007)	$43.28	$50.7	(2,478)	$107.87	—
Canceled, expired or forfeited	(49,672)	$113.26		(8,842)	$118.60	—
Outstanding at March 31, 2020	6,817,417	$91.86	$324.0	566,449	$121.00	144,964	$170.40
Exercisable at March 31, 2020	3,808,076	$66.94	$275.9
Exercisable at December 31, 2019	4,175,855	$65.05	$352.0
Nonvested at March 31, 2020	3,008,420			566,449		145,121
Expected to vest at March 31, 2020	2,604,017			487,007		288,444	(1)
_______________

(1)	Includes estimated performance achievement

The fair value of the stock options granted for the three months ended March 31, 2020 was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table. There were no stock options granted for the three months ended March 31, 2019.

2020
Option pricing model	Black-Scholes
Expected volatility	18.17%
Risk-free interest rate	1.59%
Expected term in years	4.3
Dividend yield	0.71%
Weighted average grant date fair value per stock option	$25.49

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
Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of Verisk common stock as of the reporting date. Excess tax benefits from exercised stock options were recorded as income tax benefit in the condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 6.29 years and 4.53 years for outstanding and exercisable stock options, respectively, as of March 31, 2020.
As of March 31, 2020, there was $117.3 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under the 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.94 years. The total grant date fair value of options vested was $5.6 million and $4.4 million during the three months ended March 31, 2020 and 2019, respectively. The total grant date fair value of restricted stock vested during the three months ended March 31, 2020 and 2019 was $6.1 million and $4.7 million, respectively. The total grant date fair value of PSUs vested during the three months ended March 31, 2020 and 2019 was $2.1 million and $0.5 million, respectively.

The Company’s UK Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of the Company’s common stock.  Employees who elect to participate are granted stock options, of which the exercise price is equal to the adjusted closing price of the Company’s common stock on the grant date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the three months ended March 31, 2020 and 2019, the Company granted no stock options under the UK Sharesave Plan. As of March 31, 2020, there were 462,040 shares of common stock reserved and available for future issuance under the UK Sharesave Plan.
The Company’s ESPP offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the three months ended March 31, 2020 and 2019, the Company issued 9,451 and 8,310 shares of common stock at a weighted discounted price of $132.41 and $126.35 for the ESPP, respectively. As of March 31, 2020, there were 1,283,317 shares of common stock reserved and available for future issuance under the ESPP.
12. Pension and Postretirement Benefits:
The Company maintains a frozen qualified defined benefit pension plan for certain of its employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. The Company also applies a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on the interest earned on the previous year-end cash balance. The Company also has a frozen non-qualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from the general assets of the Company. During the first quarter of 2020, the Company changed its investment guidelines on the Pension Plan assets to target investment allocation of 55% to equity securities and 45% to debt securities from its previous target allocation of 60% to equity securities and 40% to debt securities as of December 31, 2019.

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

	Pension Plan and SERP		Postretirement Plan

	For the Three Months Ended March 31,
	2020	2019	2020	2019
Interest cost	$3.3	$3.7	$—	$—
Expected return on plan assets	(7.6)	(6.4)	—	—
Amortization of net actuarial loss	1.0	1.2	—	0.1
Net periodic (benefit) cost	$(3.3)	$(1.5)	$—	$0.1
Employer contributions, net	$0.2	$0.2	$(0.4)	$(0.3)

The expected contributions to the Pension Plan, SERP and Postretirement Plan for the year ending December 31, 2020 are consistent with the amounts previously disclosed as of December 31, 2019.
13. Segment Reporting:
ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise reports financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (the "CODM") in deciding how to allocate resources and in assessing performance. The Company’s President and Chief Executive Officer is identified as the CODM as defined by ASC 280-10. The operating segments of the Company are the following: Insurance, Energy and Specialized Markets, and Financial Services. These three operating segments are also the Company's reportable segments.
Each of the reportable segments, Insurance, Energy and Specialized Markets, and Financial Services has a portion of its revenue from more than one of the three revenue types described within the Company's revenue recognition policy. Below is the overview of the solutions offered within each reportable segment.
Insurance: The Company is the leading provider of statistical, actuarial and underwriting data for the U.S. P&C insurance industry. The Company’s databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants and fire suppression capabilities of municipalities. The Company uses this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies, which are accessed via a hosted platform. The Company also develops solutions that its customers use to analyze key processes in managing risk. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes to earthquakes. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company further develops solutions that allow customers to quantify costs after loss events occur. The Company's multitier, multispectral terrestrial imagery and data acquisition, processing, analytics, and distribution system using the remote sensing and machine learning technologies help gather, store, process, and deliver geographic and spatially referenced information that supports uses in many markets. Additionally, the Company offers fraud-detection solutions including review of data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sector. The Company’s underwriting & rating, insurance anti-fraud claims, catastrophe modeling, loss quantification and aerial imagery solutions are included in this segment. During the first quarter of 2020, the CODM transferred Maplecroft, an immaterial component of the Energy and Specialized Markets segment, to the Insurance segment. Consequently, effective as of the first quarter 2020, Maplecroft became part of the underwriting and rating category within the Insurance segment. The Company previously reported results from Maplecroft under the Energy and Specialized Markets segment. The Company's prior year results have been recast to reflect this change. The related impact to the Company's condensed consolidated financial statements was not material for all periods presented.
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

The following table provides the Company’s revenue and EBITDA by reportable segment for the three months ended March 31, 2020 and 2019, and the reconciliation of EBITDA to income before income taxes as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	March 31, 2020				March 31, 2019
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$489.4	$160.1	$40.3	$689.8	$453.6	$128.4	$43.0	$625.0
Expenses:
Cost of revenues (exclusive of items shown separately below)	(163.3)	(70.5)	(23.9)	(257.7)	(152.7)	(54.4)	(24.3)	(231.4)
Selling, general and administrative	(68.4)	(38.9)	(4.8)	(112.1)	(69.7)	(36.3)	(5.4)	(111.4)
Other operating income	15.9	—	3.5	19.4	—	—	—	—
Investment (loss) income and others, net	(1.2)	(0.5)	(0.4)	(2.1)	0.1	(0.5)	—	(0.4)
EBITDA	$272.4	$50.2	$14.7	337.3	$231.3	$37.2	$13.3	281.8
Depreciation and amortization of fixed assets				(46.1)				(46.6)
Amortization of intangible assets				(41.0)				(33.2)
Interest expense				(33.5)				(31.9)
Income before income taxes				$216.7				$170.1

Long-lived assets by country are provided below:

	March 31, 2020	December 31, 2019
Long-lived assets:
U.S.	$3,172.0	$3,162.5
U.K.	2,505.9	2,685.3
Other countries	436.2	462.5
Total long-lived assets	$6,114.1	$6,310.3

14. Related Parties:
The Company considers its stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. As of March 31, 2020 and December 31, 2019, the Company had no material transactions with related parties owning more than 5.0% of the entire class of stock.
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

Xactware Solutions, Inc. Patent Litigation
On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleged that the Company’s Roof InSight (now known as Geomni Roof), Property InSight product (now known as Geomni Property) and Aerial Sketch product in combination with the Company's Xactimate product infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 8,078,436 (the "436 patent"), 8,170,840 (the "840 patent"), 8,209,152 (the "152 patent"), 8,542,880 (the "880 patent"), 8,818,770 (the "770 patent"), 8,823,732 (the "732 patent"), and 8,825,454 (the "454 patent"). On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 9,129,376 (the "376 patent") and 9,135,737 (the "737 patent") to the lawsuit. The First Amended Complaint sought an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, including by way of inducement the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 19, 2017, the District Court entered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to the 880 and 732 patents, and certain asserted claims of the 436, 840, 152, 770, 454, 376 and 737 patents (collectively the “Patents in Suit”). Eagle View further reduced the number of asserted claims pertaining to the Patents in Suit to 18 asserted claims. Thereafter, Eagle View dropped the 152 patent and further reduced the number of asserted claims from the six remaining Patents in Suit to 11 asserted claims. Fact discovery and expert discovery closed in 2018 and the Company's summary judgment motions were fully submitted on October 26, 2018. On December 6, 2018, the Court denied Eagle View’s motion for summary judgment that a key prior art reference be excluded. On December 20, 2018, the Court denied the Company’s motion for summary judgment of equitable estoppel. On January 29, 2019, the Court denied the Company’s motion for summary judgment of unpatentability pursuant to Section 101 of the Patent Act. Thereafter, Eagle View dropped the 737 patent and further reduced the number of asserted claims from the five remaining Patents in Suit to 6 asserted claims. On September 25, 2019, following a trial, the jury determined that the Company had willfully infringed the 6 asserted claims, and assessed damages in the amount of $125.0 million, for which the Company has recorded a reserve. The impact associated with the reserve was included in the "Selling, general and administrative" in the accompanying condensed consolidated statements of operations for the year ended December 31, 2019. After trial, Eagle View moved for a temporary restraining order (“TRO”) and a permanent injunction preventing the Company's sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. The Court granted the motion for a TRO on September 26, 2019 and on October 18, 2019, issued an Order permanently enjoining the Company's sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. The Company plans to appeal these results. Eagle View has petitioned the Court to award up to treble damages, together with fees and expenses. The parties' post-trial motions were fully submitted on December 10, 2019 and the parties are awaiting a decision on these motions. The Company has established a $125.0 million reserve in connection with this litigation, however, at this time, it is not reasonably possible to determine the ultimate resolution of this matter.
360Value Litigation
On December 10, 2018, the Company was served with a First Amended Complaint filed in the United States District Court for the Northern District of California titled Sheahan, et al. v. State Farm General Insurance Co., Inc., et al.  The action is brought by California homeowners, on their own behalf and on behalf of an unspecified putative class of State Farm policyholders whose homes were damaged or lost during the Northern California wildfires of 2017, against State Farm as well as the Company, ISO, and Xactware Solutions, Inc. Plaintiffs served a Second Amended Complaint on January 6, 2019.  Like the First Amended Complaint, it alleges that defendants through the use of the Company’s 360Value product conspired to under-insure plaintiffs’ homes by issuing undervalued policies and underestimating the costs of rebuilding those homes. Plaintiffs claim that defendants violated federal antitrust law as well as California consumer protection law and common law. Defendants filed their motions to dismiss the Second Amended Complaint on March 8, 2019. On July 2, 2019, the Court granted those motions, dismissing various claims with leave to amend, and dismissing other claims with prejudice. Plaintiffs filed their Third Amended Complaint on August 1, 2019. As in the Second Amended Complaint plaintiffs claim in the Third Amended Complaint that defendants violated federal antitrust law as well as California consumer protection law and common law. Defendants filed their motions to dismiss the Third Amended Complaint on September 19, 2019. The motions were fully submitted on October 31, 2019 and oral argument was held on February 13, 2020. The Court granted defendants' motions to dismiss the Third Amended Complaint and dismissed all claims against defendants with prejudice on March 4, 2020. Plaintiffs have not filed a notice of appeal regarding the Court's decision.
16. Subsequent Events:

In March 2020, the Company entered into an additional ASR agreement with Bank of America N.A. to repurchase shares of its common stock for an aggregate purchase price of $75.0 million. Upon payment of the aggregate purchase price on April 1, 2020, the Company received an initial delivery of 430,477 shares of its common stock at a price of $139.38 per share, representing approximately $60.0 million of the aggregate purchase price. Upon the final settlement of the ASR agreement in

April 2020, the Company received additional 85,231 shares as determined by the volume weighted-average share price of Verisk's common stock during the term of the ASR agreement. See Note 10. Stockholders' Equity for further discussion.

**************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K, or 2019 10-K, dated and filed with the Securities and Exchange Commission on February 18, 2020. This discussion contains forward-looking statements that involve risks and uncertainties, including the impact of the 2019 novel coronavirus, or COVID-19 pandemic. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward Looking Statements” in our 2019 10-K and those listed under Item 1A in Part II of this quarterly report on Form 10-Q.
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
We organize our business in three segments: Insurance, Energy and Specialized Markets, and Financial Services. Our Insurance segment provides underwriting and rating, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 71% and 72% of our revenues for the three months ended March 31, 2020 and 2019, respectively. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented approximately 23% and 21% of our revenues for the three months ended March 31, 2020 and 2019, respectively. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants. Our Financial Services segment's revenues represented approximately 6% and 7% of our revenues for the three months ended March 31, 2020 and 2019, respectively.
COVID-19
Since January 2020, an outbreak of the 2019 novel coronavirus, or COVID-19, has evolved into a worldwide pandemic. We have modified our operations in line with our business continuity plans due to COVID-19. While our facilities generally remain open, we are making extensive use of the work-from-home model at this moment. On a daily basis, management is reviewing our operations and there have been to date minimal interruptions in our customer facing operations. Given the digital nature of our business and the move toward cloud enablement, we expect to remain operationally stable and fully available to our customers. We are in compliance with all financial covenants and have not observed a loss of any significant customers, a significant deterioration in the collectability of receivables, a significant reduction in our liquidity, nor a significant decline in subscription renewal rates.
We have analyzed our solutions and services to assess the impact of COVID-19 on our revenue streams. We have not identified any material impact of COVID-19 on approximately 85% of our revenues at this point, as much of these revenues are subscription in nature and subject to long-term contracts. Of the remaining 15%, we have identified specific solutions and services, largely transactional in nature, that are being impacted by COVID-19. The primary causal factors are lower auto and travel insurance activity, the inability to enter commercial buildings to perform engineering analyses, decreased capital expenditure in the energy sector, and reduced levels of advertising by financial institutions and marketers. A portion of the revenue attributable to these solutions could be negatively impacted by COVID-19. The impact on many of these solutions is expected to be modest, with the deepest impacts felt in the categories of travel insurance analytics, auto underwriting and claims analytics, consulting services to the energy industry, and spend informed analytic solutions in financial services. Although we have experienced a decline in revenue attributable to these specific solutions in the last two weeks of March 2020, the impact on the quarter was modest, and we do not anticipate lasting impacts of a material nature to our long-term growth profile. As the global outbreak of COVID-19 is still rapidly evolving, management continues to closely monitor its impact on our business.

Executive Summary
Key Performance Metrics
We believe our business' ability to grow recurring revenue and generate positive cash flow is the key indicator of the successful execution of our business strategy. We use year-over-year revenue growth and EBITDA as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures (See footnote 1 within the Condensed Consolidated Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations). The nearest equivalent respective GAAP financial measures are net income and net income margin.
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
Approximately 82% and 83% of the revenues in our Insurance segment for the three months ended March 31, 2020 and 2019 were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 84% and 78% of the revenues in our Energy and Specialized Markets segment for the three months ended March 31, 2020 and 2019 were derived from hosted subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include most of the top 10 global energy providers. Approximately 72% and 75% of the revenues in our Financial Services segment for the three months ended March 31, 2020 and 2019 were derived from subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include financial institutions, payment networks and processors, alternative lenders, regulators, merchants, and all of the top 30 credit card issuers in North America, the United Kingdom, and Australia.
We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the three months ended March 31, 2020 and 2019, approximately 18% and 19% of our consolidated revenues were derived from providing transactional and advisory/consulting solutions, respectively.
Operating Costs and Expenses
Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 62% and 58% of our total operating expenses for the three months ended March 31, 2020 and 2019, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.
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
Cost of Revenues. Our cost of revenues consists primarily of personnel expenses. Cost of revenues also includes the expenses associated with the acquisition, disposition and verification of data, the maintenance of our existing solutions and the development and enhancement of our next-generation solutions. Our cost of revenues excludes depreciation and amortization.
Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of personnel costs. A portion of the other costs such as facilities, insurance and communications are also allocated to selling, general and administrative expenses based on the nature of the work being performed by the employee. Our selling, general and administrative expenses exclude depreciation and amortization.

Condensed Consolidated Results of Operations

	Three Months Ended March 31,		Percentage Change
	2020	2019

	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$489.4	$453.6	7.9%
Energy and Specialized Markets	160.1	128.4	24.6%
Financial Services	40.3	43.0	(6.4)%
Revenues	689.8	625.0	10.4%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	257.7	231.4	11.4%
Selling, general and administrative	112.1	111.4	0.7%
Depreciation and amortization of fixed assets	46.1	46.6	(1.0)%
Amortization of intangible assets	41.0	33.2	23.6%
Other operating income	(19.4)	—	100.0%
Total operating expenses	437.5	422.6	3.5%
Operating income	252.3	202.4	24.7%
Other income (expense):
Investment loss and others, net	(2.1)	(0.4)	452.9%
Interest expense	(33.5)	(31.9)	4.7%
Total other expense, net	(35.6)	(32.3)	10.2%
Income before income taxes	216.7	170.1	27.4%
Provision for income taxes	(45.0)	(35.7)	25.9%
Net Income	$171.7	$134.4	27.8%
Basic net income per share:	$1.05	$0.82	28.0%
Diluted net income per share:	$1.04	$0.81	28.4%
Cash dividends declared per share (1):	$0.27	$0.25	8.0%
Weighted average shares outstanding:
Basic	162,894,306	163,528,343	(0.4)%
Diluted	165,724,120	166,544,945	(0.5)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (2):
Insurance	$272.4	$231.3	17.8%
Energy and Specialized Markets	50.2	37.2	34.8%
Financial Services	14.7	13.3	10.5%
EBITDA	$337.3	$281.8	19.7%
The following is a reconciliation of net income to EBITDA:
Net income	$171.7	$134.4	27.8%
Depreciation and amortization of fixed assets and intangible assets	87.1	79.8	9.2%
Interest expense	33.5	31.9	4.7%
Provision for income taxes	45.0	35.7	25.9%
EBITDA	$337.3	$281.8	19.7%

(1)
Cash dividends declared per share is calculated by the aggregate cash dividends declared in a fiscal quarter divided by the shares issued and outstanding. See Note 10. of our consolidated financial statements included in this interim report on Form 10-Q.

(2)
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
Consolidated Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenues
Revenues were $689.8 million for the three months ended March 31, 2020 compared to $625.0 million for the three months ended March 31, 2019, an increase of $64.8 million or 10.4%. Our recent acquisitions ( PPW, BuildFax, and FAST within the Insurance segment, the CaaS business and Genscape within the Energy and Specialized Markets segment, and Commerce Signals within the Financial Services segment) and dispositions (the aerial imagery sourcing group and the compliance background screening business within the claims category of the Insurance segment, and the retail analytics solution business and the data warehouse business within the Financial Services segment) contributed net revenues of $35.4 million. The remaining movement of our consolidated revenue increased $29.4 million or 4.8% related to the following: revenues within our Insurance segment increased $25.7 million or 5.8%; revenues within our Energy and Specialized Markets segment increased $2.7 million or 2.1%; and revenues within our Financial Services segment increased $1.0 million or 2.7%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues. As noted in the COVID-19 section above, certain transactional revenues experienced declines in the last two weeks of March 2020, which had a modest impact on the results for the three months ended March 31, 2020.

	Three Months Ended March 31,		Percentage change	Percentage change excluding recent acquisitions and dispositions
	2020	2019

	(in millions)
Insurance	$489.4	$453.6	7.9%	5.8%
Energy and Specialized Markets	160.1	128.4	24.6%	2.1%
Financial Services	40.3	43.0	(6.4)%	2.7%
Total Revenues	$689.8	$625.0	10.4%	4.8%
Cost of Revenues
Cost of revenues was $257.7 million for the three months ended March 31, 2020 compared to $231.4 million for the three months ended March 31, 2019, an increase of $26.3 million or 11.4%. Our recent acquisitions and dispositions accounted for an increase of $20.9 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $5.4 million or 2.4% primarily due to increases in information technology expenses of $3.2 million, salaries and employee benefits of $2.9 million, professional consulting costs of $1.6 million, and other operating expenses of $0.1 million. The increase in salaries and employee benefits was mostly resulting from a change in the timing of our annual long-term equity incentive grants from the second quarter in the prior year to the first quarter in current year. These increases were partially offset by decreases in travel expenses of $2.0 million, primarily resulting from travel restrictions in connection with the COVID-19 pandemic, and data costs of $0.4 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, or SGA, were $112.1 million for the three months ended March 31, 2020 compared to $111.4 million for the three months ended March 31, 2019, an increase of $0.7 million or 0.7%. Our acquisition-related costs (earn-outs) accounted for a decrease of $9.8 million. Our recent acquisitions and dispositions accounted for an increase of $8.5 million in SGA primarily related to salaries and employee benefits. The remaining SGA increase of $2.0 million or 2.1% was primarily due to an increase in salaries and employee benefits of $8.0 million, mostly resulting from a change in the timing of our annual long-term equity incentive grants from the second quarter in the prior year to the first quarter in current year. This increase was partially offset by decreases in professional consulting costs of $3.3 million, information technology expenses of $0.9 million, and other general expenses of $1.8 million.
Other Operating Income
Other operating income was $19.4 million for the three months ended March 31, 2020 compared to $0 for the three months ended March 31, 2019, an increase of $19.4 million, primarily related to gains associated with the dispositions of our compliance background screening business and data warehouse business.
Depreciation and Amortization of Fixed Assets
Depreciation and amortization of fixed assets was $46.1 million for the three months ended March 31, 2020 compared to $46.6 million for the three months ended March 31, 2019, a decrease of $0.5 million or 1.0%. Our recent dispositions accounted for a decrease of $5.5 million, partially offset by a $3.1 million increase due to recent acquisitions. The remaining increase of $1.9 million is primarily due to assets placed in service to support data capacity expansion and revenue growth.
Amortization of Intangible Assets
Amortization of intangible assets was $41.0 million for the three months ended March 31, 2020 compared to $33.2 million for the three months ended March 31, 2019, an increase of $7.8 million or 23.6%. The amortization of intangible assets incurred in connection to our recent acquisitions of $8.5 million was partially offset with the intangible assets that were sold and were fully amortized for the three months ended March 31, 2020.
Investment Loss and Others, net
Investment loss and others, net was a loss of $2.1 million for the three months ended March 31, 2020, compared to $0.4 million for the three months ended March 31, 2019. The increase of $1.7 million was primarily due to a loss on foreign currencies of $1.4 million.
Interest Expense
Interest expense was $33.5 million for the three months ended March 31, 2020, compared to $31.9 million for the three months ended March 31, 2019, an increase of $1.6 million or 4.7%. The increase was due to our higher average outstanding borrowings for the three months ended March 31, 2020 related to the committed senior unsecured Syndicated Revolving Credit Facility, or the "Credit Facility". In the third quarter of 2019, we also completed an additional issuance of $200.0 million aggregate principal amount of the 2029 notes to support the acquisition of Genscape.
Provision for Income Taxes
The provision for income taxes was $45.0 million for the three months ended March 31, 2020 compared to $35.7 million for the three months ended March 31, 2019, an increase of $9.3 million or 25.9%. The effective tax rate was 20.8% for the three months ended March 31, 2020 compared to 21.0% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 was lower than the March 31, 2019 effective tax rate primarily due to higher tax benefits from equity compensation and lower nondeductible earnout expenses in the current period versus the prior period. These benefits were partially offset by tax expense recorded in the current period in connection with the Company’s disposition of its aerial imagery sourcing business resulting from differences in the book and tax basis of the assets and entities disposed of.
Net Income Margin
The net income margin for our consolidated results was 24.9% for the three months ended March 31, 2020 compared to 21.5% for the three months ended March 31, 2019. The increase in net income margin was primarily related to growth within the Company, the gains on sales of our compliance background screening business and data warehouse business, and a decrease in acquisition-related costs (earn-outs) as discussed above.

EBITDA Margin
The EBITDA margin for our consolidated results was 48.9% for the three months ended March 31, 2020 as compared to 45.1% for the three months ended March 31, 2019. The increase in EBITDA margin was primarily related to growth within the Company, the gains on sales of our compliance background screening business and data warehouse business, and a decrease in acquisition-related costs (earn-outs) as discussed above.
Results of Operations by Segment
Insurance
Revenues
Revenues for our Insurance segment were $489.4 million for the three months ended March 31, 2020 compared to $453.6 million for the three months ended March 31, 2019, an increase of $35.8 million or 7.9%. Our underwriting & rating revenue increased $38.2 million or 12.5%. Our claims revenue decreased $2.4 million or 1.6%.
Our revenue by category for the periods presented is set forth below:

	For the Three Months Ended March 31,			Percentage change excluding recent acquisitions & dispositions
	2020	2019	Percentage Change

	(in millions)
Underwriting & Rating	$344.1	$305.9	12.5%	8.3%
Claims	145.3	147.7	(1.6)%	0.3%
Total Insurance	$489.4	$453.6	7.9%	5.8%
Our recent acquisitions (PPW, BuildFax, and FAST) and dispositions (the aerial imagery sourcing group and the compliance background screening business) contributed net revenues of $10.1 million and the remaining Insurance revenue increased $25.7 million or 5.8%. Our underwriting & rating revenue increased $25.3 million or 8.3%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers in commercial and personal lines. In addition, catastrophe modeling services contributed to the growth. Our claims revenue increased $0.4 million or 0.3%, primarily due to growth in our claims analytics revenue and repair cost estimating solutions revenue, which was slightly offset by the impact of the injunction ruling related to the roof measurement solutions in the fourth quarter of 2019.
Cost of Revenues
Cost of revenues for our Insurance segment was $163.3 million for the three months ended March 31, 2020 compared to $152.7 million for the three months ended March 31, 2019, an increase of $10.6 million or 7.0%. Our recent acquisitions and dispositions within the Insurance segment represented an increase of $5.6 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $5.0 million or 3.5% primarily due to increases in salaries and employee benefits of $2.8 million, information technology expenses of $2.5 million, and professional consulting fees of $1.5 million. The increase in salaries and employee benefits was mostly resulting from a change in the timing of our annual long-term equity incentive grants from the second quarter in the prior year to the first quarter in current year. These increases were partially offset by a decrease in data costs of $0.9 million and travel expenses of $0.9 million, primarily resulting from travel restrictions in connection with the COVID-19 pandemic and a reduction in travel-related costs due to the sale of our aerial imagery sourcing group in February 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Insurance segment were $68.4 million for the three months ended March 31, 2020 compared to $69.7 million for the three months ended March 31, 2019, a decrease of $1.3 million or 1.7%. Our acquisition-related costs (earn-out) accounted for a decrease of $7.3 million. Our recent acquisitions and dispositions accounted for an increase of $4.8 million related to salaries and employee benefits. The remaining SGA increase of $1.2 million or 2.2% was primarily due to an increase in salaries and employee benefits of $5.8 million, mostly resulting from a change in the timing of our annual long-term equity incentive grants from the second quarter in the prior year to the first quarter in current year. This increase was partially offset by decreases in professional consulting costs of $2.3 million, information technology expenses of $0.8 million, and other general expenses of $1.5 million.

Other Operating Income
Other operating income was $15.9 million for the three months ended March 31, 2020 compared to $0 for the three months ended March 31, 2019, an increase of $15.9 million, primarily related to a gain associated with the disposition of our compliance background screening business.
     EBITDA Margin
EBITDA for our Insurance segment was $272.4 million for the three months ended March 31, 2020 compared to $231.3 million for the three months ended March 31, 2019. The EBITDA margin for our Insurance segment was 55.7% for the three months ended March 31, 2020 compared to 51.0% for the three months ended March 31, 2019. The increase in EBITDA margin was primarily related to growth within the Insurance segment, the gain on sale of our compliance background screening business, and a decrease in acquisition-related costs (earn-outs) as discussed above.
Energy and Specialized Markets
Revenues
Revenues for our Energy and Specialized Markets segment were $160.1 million for the three months ended March 31, 2020 compared to $128.4 million for the three months ended March 31, 2019, an increase of $31.7 million or 24.6%. Our recent acquisitions, the CaaS business and Genscape, within this segment contributed revenues of $29.0 million. The remaining increase in Energy and Specialized Markets revenue of $2.7 million or 2.1% was primarily due to growth in core research, increases in our environmental health and safety service revenues and weather analytics revenues. These increases were partially offset by a decline in our market and cost intelligence solutions due to implementation projects that did not reoccur and a decline in our consulting revenues.
Cost of Revenues
Cost of revenues for our Energy and Specialized Markets segment was $70.5 million for the three months ended March 31, 2020 compared to $54.4 million for the three months ended March 31, 2019, an increase of $16.1 million or 29.5%. Our recent acquisitions accounted for an increase of $15.6 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $0.5 million or 0.9% primarily due to increases in salaries and employee benefits costs of $0.8 million, information technology expenses of $0.6 million, and data costs of $0.2 million. These increases were partially offset by decreases in travel expenses of $0.9 million, primarily resulting from travel restrictions in connection with the COVID-19 pandemic, and professional consulting costs of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Energy and Specialized Markets segment were $38.9 million for the three months ended March 31, 2020 compared to $36.3 million for the three months ended March 31, 2019, an increase of $2.6 million or 7.1%. Our acquisition-related costs (earn-outs) accounted for a decrease of $2.5 million. Our recent acquisitions accounted for an increase of $3.9 million primarily related to salaries and employee benefits. The remaining SGA increased $1.2 million or 3.5% primarily due to an increase in salaries and employee benefits costs of $1.8 million, mostly resulting from a change in the timing of our annual long-term equity incentive grants from the second quarter in the prior year to the first quarter in current year. These increases were partially offset by decreases in professional consulting costs of $0.4 million, and other general expenses of $0.2 million.
EBITDA Margin
EBITDA for our Energy and Specialized Markets segment was $50.2 million for the three months ended March 31, 2020 compared to $37.2 million for the three months ended March 31, 2019. The EBITDA margin for our Energy and Specialized Markets segment was 31.4% for the three months ended March 31, 2020 compared to 29.0% for the three months ended March 31, 2019. The increase in EBITDA margin was primarily related to growth within the Energy and Specialized Markets segment and a decrease in acquisition-related costs (earn-outs) as discussed above.

Financial Services
Revenues
Revenues for our Financial Services segment were $40.3 million for the three months ended March 31, 2020 compared to $43.0 million for the three months ended March 31, 2019, a decrease of $2.7 million or 6.4%. Our recent acquisition of Commerce Signals and dispositions of the retail analytics solution business and the data warehouse business contributed a net decrease in revenues of $3.7 million. This decrease was partially offset by an increase in revenue of $1.0 million or 2.7%, which was primarily due to an increase in management information and regulatory reporting.
Cost of Revenues
Cost of revenues for our Financial Services segment was $23.9 million for the three months ended March 31, 2020 compared to $24.3 million for the three months ended March 31, 2019, a decrease of $0.4 million or 1.7%. Our recent acquisition and dispositions within the Financial Services segment represented a net decrease of $0.3 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $0.1 million or 0.6% primarily due to decreases in salaries and employee benefits costs of $0.7 million and travel expenses of $0.2 million, primarily resulting from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by increases in data costs of $0.3 million, professional consulting costs of $0.3 million, information technology expenses of $0.1 million, and other operating costs of $0.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Financial Services segment were $4.8 million for the three months ended March 31, 2020 compared to $5.4 million for the three months ended March 31, 2019, a decrease of $0.6 million or 12.0%. Our recent acquisition and dispositions within the Financial Services segment represented a net decrease of $0.2 million, which was primarily related to salaries and employee benefits. The remaining SGA decreased $0.4 million or 8.5% primarily due to decreases in professional consulting costs of $0.6 million, information technology expenses of $0.1 million, and other general expenses of $0.1 million. These decreases were partially offset by an increase in salaries and employee benefits costs of $0.4 million.
Other Operating Income
Other operating income was $3.5 million for the three months ended March 31, 2020 compared to $0 for the three months ended March 31, 2019, an increase of $3.5 million, primarily related to a gain associated with the disposition of our data warehouse business.
EBITDA Margin
EBITDA for our Financial Services segment was $14.7 million for the three months ended March 31, 2020 compared to $13.3 million for the three months ended March 31, 2019. The EBITDA margin for our Financial Services segment was 36.4% for the three months ended March 31, 2020 compared to 30.8% for the three months ended March 31, 2019. The increase in EBITDA margin was primarily related to the gain on sale of our data warehouse business as discussed above.
Liquidity and Capital Resources
As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents and available-for-sale securities of $207.4 million and $188.2 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, or Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.
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
We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2020 and 2019, we repurchased $173.8 million and $75.0 million, respectively, of our common stock. For the three months ended March 31, 2020 and 2019, we also paid dividends of $43.9 million and $40.9 million, respectively.
Given current market conditions as a result of the COVID-19 pandemic, we have not observed a loss of any significant customers, a significant deterioration in the collectability of receivables, a significant reduction in our liquidity, nor a significant decline in subscription renewal rates. We continue to maintain sufficient financial resources to meet our debt and operating obligations, an investment-grade credit rating, staggered debt maturities with no debt maturity until May 2021, and ongoing access to our Credit Facility and the investment grade debt markets.
Financing and Financing Capacity
We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $3,090.0 million and $3,145.0 million at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, we had senior notes with an aggregate principal amount of $2,650 million, outstanding, and we were in compliance with our financial and other debt covenants.
As of March 31, 2020, we had a borrowing capacity of $1,000.0 million under the Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the share repurchase program, or the Repurchase Program. As of March 31, 2020, we were in compliance with all financial and other debt covenants under the Credit Facility.
We have started to consider the implications of the transition of LIBOR to alternative reference rate measures that will likely become effective post December 2021. We believe that there is still some uncertainty over what these rates will be but one possibility for U.S. dollar LIBOR would be the Secured Overnight Financing Rate, or SOFR. As this decision has not been finalized at the time of amending our Credit Facility agreement, there is no definitive alternative rate proposed in the current contract. We are, however, reviewing the potential impact on the application of this rate on our interest expense once it becomes applicable. As our only current contract extending beyond 2021, that is subject to the LIBOR rate is the Credit Facility, the impact will be dependent on what the outstanding borrowing amount is on the Credit Facility and the relevant interest rate that will be contractually applicable. Should we amend our Credit Facility to reflect SOFR, based on recent borrowings and applicable SOFR, we do not anticipate it to have a material impact on the business.
As of March 31, 2020 and December 31, 2019, the available capacity under the Credit Facility was $555.4 million and $500.2 million, net of the letters of credit of $4.6 million and $4.8 million, respectively. We had outstanding borrowings under the Credit Facility of $440.0 million and $495.0 million, respectively, as of March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, we had borrowings of $245.0 million and repayments of $300.0 million under the Credit Facility. Subsequent to March 31, 2020, we had borrowings of $20.0 million and repayments of $60.0 million under the Credit Facility.

Cash Flow
The following table summarizes our cash flow data:

	Three Months Ended		Percentage Change
	March 31,
	2020	2019

	(in millions)
Net cash provided by operating activities	$362.6	$366.1	(1.0)%
Net cash used in investing activities	$(87.5)	$(120.3)	(27.3)%
Net cash used in financing activities	$(255.4)	$(206.4)	23.7%

Operating Activities
Net cash provided by operating activities was $362.6 million for the three months ended March 31, 2020 compared to $366.1 million for the three months ended March 31, 2019. Net cash provided by operating activities for the three months ended March 31, 2020 was partially offset by an increase in interest payments and timing of certain customer collections and operating expense payments.

Investing Activities
Net cash used in investing activities of $87.5 million for the three months ended March 31, 2020 was primarily related to the disposed business and cash of $63.8 million in exchange for a non-controlling 35.0% ownership interest in nonpublic company, Vexcel Group, Inc, or Vexcel, and capital expenditures of $52.9 million, partially offset by proceeds of $23.1 million from the sale of our compliance background screening business. Net cash used in investing activities of $120.3 million for the three months ended March 31, 2019 was primarily related to the CaaS business acquisition of $69.1 million and capital expenditures of $45.2 million.
Financing Activities
Net cash used in financing activities of $255.4 million for the three months ended March 31, 2020 was primarily driven by repurchases of common stock of $173.8 million, net repayments on our Credit Facility of $55.0 million, and dividend payments of $43.9 million, partially offset by proceeds from stock options exercised of $19.2 million. Net cash used in financing activities of $206.4 million for the three months ended March 31, 2019 was primarily related to repayments on our current portion of long-term debt of $250.0 million, net repayments on our Credit facility of $245.0 million, repurchases of common stock of $75.0 million, and dividend payments of $40.9 million, partially offset by proceeds from issuance of long-term debt, net of original issue discount, of $397.9 million, and proceeds from stock options exercised of $11.6 million.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 18, 2020.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other postretirement benefits, stock-based compensation, income taxes, and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 18, 2020. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the items noted below.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risks at March 31, 2020 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 18, 2020.

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 15 to our condensed consolidated financial statements for the three months ended March 31, 2020 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors
Other than the risk presented below, there has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 18, 2020.

Our business may be adversely affected by the coronavirus (COVID-19) outbreak.
The impact of COVID-19 and measures to prevent its spread could adversely affect our business in any number of ways. Our reliance on individuals for the development, sale, delivery, and management of our data and analytics services exposes us to the risk of global human infection and disruption. The general economic disruption resulting from COVID-19, including lower auto and travel insurance activity, the inability to enter commercial buildings to perform engineering analyses, decreased capital expenditure in the energy sector, reduced levels of advertising by financial institutions and marketers, reduced travel, or other factors, could impact customer demand for our solutions and services. Moreover, the pandemic may lead to unpredictable events that may increase our costs. The extent to which COVID-19 may impact our business is uncertain at this point. However, if the pandemic or the related economic disruption continues, the resulting impacts could have a material adverse effect on our business, results of operations and financial condition. To the extent the pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in “Risk Factors” set forth in our annual report on Form 10-K for the year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities by the Company during the period covered by this report.
Issuer Purchases of Equity Securities
Our board of directors has authorized the Repurchase Program since May 2010, of up to $3.8 billion, inclusive of the $500.0 million authorization approved by the board on February 12, 2020. As of March 31, 2020, we had $453.8 million available to repurchase shares. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $3,346.2 million. Our share repurchases for the quarter ended March 31, 2020 are set forth below:

				Total Number of	Approximate Dollar
				Shares Purchased	Value of Shares that
	Total Number	Average		as Part of Publicly	May Yet Be
	of Shares	Price Paid		Announced Plans	Purchased Under the
Period	Purchased	per Share		or Programs	Plans or Programs
					(in millions)
January 1, 2020 through January 31, 2020	267,845	$149.34	(1)	267,845	$77.6
February 1, 2020 through February 29, 2020	172,561 (1)	$154.34	(1)	172,561	$557.6
March 1, 2020 through March 31, 2020	683,962	$151.74		683,962	$453.8
	1,124,368	$154.56	(1)	1,124,368
_______________
(1) In December 2019, we entered into an Accelerated Share Repurchase, or ASR agreement, to repurchase shares of our common stock for an aggregate purchase price of $50.0 million with HSBC Bank USA, N.A. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $50.0 million in January 2020, we received 267,845 shares of its common stock at a price of $149.34 per share. Upon the final settlement in February 2020, we received an additional 40,901 shares as determined by the daily volume weighted average share price of our common stock during the term of the ASR agreement, bringing the total shares received under this ASR agreement to 308,746 and a final average price paid of $161.95 per share. In addition to the ASR agreement, we also repurchased 131,660 shares of our common stock at an average price of $151.98 in February 2020.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: May 5, 2020	By:	/s/ Lee M. Shavel
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