Form 10-Q
period 2020-06-30
Verisk Analytics, Inc.
filed 2020-08-04
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 162,385,909 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of June 30, 2020 and December 31, 2019

	2020	2019
	(in millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$309.4	$184.6
Accounts receivable, net of allowance for doubtful accounts of $15.9 and $11.7, respectively	454.5	441.6
Prepaid expenses	81.6	60.9
Income taxes receivable	—	25.9
Other current assets	33.2	17.8
Current assets held for sale	—	14.1
Total current assets	878.7	744.9
Noncurrent assets:
Fixed assets, net	560.1	548.1
Operating lease right-of-use assets, net	242.3	218.6
Intangible assets, net	1,264.3	1,398.9
Goodwill	3,744.1	3,864.3
Deferred income tax assets	9.1	9.8
Other noncurrent assets	309.3	159.8
Noncurrent assets held for sale	—	110.8
Total assets	$7,007.9	$7,055.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$322.4	$375.0
Acquisition-related liabilities	12.1	111.2
Short-term debt and current portion of long-term debt	453.0	499.4
Deferred revenues	617.5	440.1
Operating lease liabilities	37.9	40.6
Income taxes payable	47.4	6.8
Current liabilities held for sale	—	18.7
Total current liabilities	1,490.3	1,491.8
Noncurrent liabilities:
Long-term debt	2,690.7	2,651.6
Deferred income tax liabilities	348.2	356.0
Operating lease liabilities	245.6	208.1
Other liabilities	57.0	48.8
Noncurrent liabilities held for sale	—	38.1
Total liabilities	4,831.8	4,794.4
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 162,520,246 and 163,161,564 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,432.8	2,369.1
Treasury stock, at cost, 381,482,792 and 380,841,474 shares, respectively	(4,088.4)	(3,849.9)
Retained earnings	4,488.8	4,228.4
Accumulated other comprehensive losses	(657.2)	(486.9)
Total stockholders’ equity	2,176.1	2,260.8
Total liabilities and stockholders’ equity	$7,007.9	$7,055.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except for share and per share data)
Revenues	$678.8	$652.6	$1,368.6	$1,277.6
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	235.8	242.7	493.5	474.1
Selling, general and administrative	96.4	112.3	208.5	223.7
Depreciation and amortization of fixed assets	45.9	45.7	92.0	92.2
Amortization of intangible assets	41.0	33.6	82.0	66.9
Other operating income	—	—	(19.4)	—
Total operating expenses	419.1	434.3	856.6	856.9
Operating income	259.7	218.3	512.0	420.7
Other income (expense):
Investment loss and others, net	(0.7)	(0.5)	(2.9)	(0.9)
Interest expense	(34.2)	(30.5)	(67.6)	(62.4)
Total other expense, net	(34.9)	(31.0)	(70.5)	(63.3)
Income before income taxes	224.8	187.3	441.5	357.4
Provision for income taxes	(45.8)	(36.9)	(90.8)	(72.6)
Net income	$179.0	$150.4	$350.7	$284.8
Basic net income per share	$1.10	$0.92	$2.16	$1.74
Diluted net income per share	$1.08	$0.90	$2.12	$1.71
Weighted-average shares outstanding:
Basic	162,371,920	163,743,835	162,633,113	163,636,089
Diluted	165,103,088	166,697,276	165,413,604	166,621,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income	$179.0	$150.4	$350.7	$284.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.1)	(60.9)	(172.7)	(2.4)
Pension and postretirement liability adjustment	1.6	1.0	2.4	2.1
Total other comprehensive income (loss)	1.5	(59.9)	(170.3)	(0.3)
Comprehensive income	$180.5	$90.5	$180.4	$284.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended June 30, 2020 and 2019

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, April 1, 2020	544,003,038	$0.1	$2,404.6	$(4,018.9)	$4,353.4	$(658.7)	$2,080.5
Net income	—	—	—	—	179.0	—	179.0
Common stock dividend (1)	—	—	—	—	(43.6)	—	(43.6)
Other comprehensive income	—	—	—	—	—	1.5	1.5
Treasury stock acquired (491,529 shares)	—	—	—	(75.0)	—	—	(75.0)
Stock options exercised (367,327 shares transferred from treasury stock)	—	—	22.4	3.9	—	—	26.3
Restricted stock lapsed (136,090 shares transferred from treasury stock)	—	—	(1.5)	1.5	—	—	—
Stock-based compensation expense	—	—	9.5	—	—	—	9.5
Net share settlement from restricted stock awards (24,899 shares withheld for tax settlement)	—	—	(3.5)	—	—	—	(3.5)
Other stock issuances (10,226 shares transferred from treasury stock)	—	—	1.3	0.1	—	—	1.4
Balance, June 30, 2020	544,003,038	$0.1	$2,432.8	$(4,088.4)	$4,488.8	$(657.2)	$2,176.1

Balance, April 1, 2019	544,003,038	$0.1	$2,301.9	$(3,635.2)	$4,036.0	$(532.3)	$2,170.5
Net income	—	—	—	—	150.4	—	150.4
Common stock dividend (1)	—	—	—	—	(41.1)	—	(41.1)
Other comprehensive loss	—	—	—	—	—	(59.9)	(59.9)
Treasury stock acquired (361,473 shares)	—	—	—	(50.0)	—	—	(50.0)
Stock options exercised (410,906 shares transferred from treasury stock)	—	—	22.5	4.0	—	—	26.5
Restricted stock lapsed (162,129 shares transferred from treasury stock)	—	—	(1.6)	1.6	—	—	—
Stock-based compensation expense	—	—	18.4	—	—	—	18.4
Net share settlement from restricted stock awards (37,635 shares withheld for tax settlement)	—	—	(5.1)	—	—	—	(5.1)
Other stock issuances (10,625 shares transferred from treasury stock)	—	—	0.8	0.2	—	—	1.0
Balance, June 30, 2019	544,003,038	$0.1	$2,336.9	$(3,679.4)	$4,145.3	$(592.2)	$2,210.7

_______________

(1) Refer to Note 10. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Six Months Ended June 30, 2020 and 2019

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, January 1, 2020	544,003,038	$0.1	$2,369.1	$(3,849.9)	$4,228.4	$(486.9)	$2,260.8
Adjustment to opening retained earnings related to Topic 326	—	—	—	—	(2.4)	—	(2.4)
Net income	—	—	—	—	350.7	—	350.7
Common stock dividend (1)	—	—	—	—	(87.9)	—	(87.9)
Other comprehensive loss	—	—	—	—	—	(170.3)	(170.3)
Treasury stock acquired (1,615,897 shares)	—	—	—	(248.8)	—	—	(248.8)
Stock options exercised (816,334 shares transferred from treasury stock)	—	—	37.2	8.6	—	—	45.8
Restricted stock lapsed (136,090 shares transferred from treasury stock)	—	—	(1.5)	1.5	—	—	—
Stock based compensation	—	—	29.1	—	—	—	29.1
Net share settlement from restricted stock awards (24,889 shares withheld for tax settlement)	—	—	(3.5)	—	—	—	(3.5)
Other stock issuances (22,155 shares transferred from treasury stock)	—	—	2.4	0.2	—	—	2.6
Balance, June 30, 2020	544,003,038	$0.1	$2,432.8	$(4,088.4)	$4,488.8	$(657.2)	$2,176.1

Balance, January 1, 2019	544,003,038	$0.1	$2,283.0	$(3,563.2)	$3,942.6	$(591.9)	$2,070.6
Net income	—	—	—	—	284.8	—	284.8
Common stock dividend (1)	—	—	—	—	(82.1)	—	(82.1)
Other comprehensive loss	—	—	—	—	—	(0.3)	(0.3)
Treasury stock acquired (998,063 shares)	—	—	—	(125.0)	—	—	(125.0)
Stock options exercised (718,176 shares transferred from treasury stock)	—	—	31.2	6.9	—	—	38.1
Restricted stock lapsed (162,353 shares transferred from treasury stock)	—	—	(1.6)	1.6	—	—	—
Stock based compensation	—	—	27.6	—	—	—	27.6
Net share settlement from restricted stock awards (37,635 shares withheld for tax settlement)	—	—	(5.1)	—	—	—	(5.1)
Other stock issuances (21,905 shares transferred from treasury stock)	—	—	1.8	0.3	—	—	2.1
Balance, June 30, 2019	544,003,038	$0.1	$2,336.9	$(3,679.4)	$4,145.3	$(592.2)	$2,210.7

_______________

(1) Refer to Note 10. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For The Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$179.0	$150.4	$350.7	$284.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	45.9	45.7	92.0	92.2
Amortization of intangible assets	41.0	33.6	82.0	66.9
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.5	1.0	0.8	1.9
Provision for doubtful accounts	3.9	2.1	5.4	3.3
Gain on sale of assets	—	—	(19.4)	—
Stock-based compensation	9.5	18.4	29.1	27.6
Realized gain on available-for-sale securities, net	(0.5)	(0.2)	—	(0.6)
Deferred income taxes	(1.4)	(3.3)	(1.5)	—
Loss on disposal of fixed assets, net	0.1	—	0.4	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	66.1	(8.1)	(30.4)	(89.7)
Prepaid expenses and other assets	(35.3)	9.8	(53.8)	(10.7)
Operating lease right-of-use assets, net	10.0	(8.5)	19.3	18.6
Income taxes	25.6	(14.1)	66.6	11.2
Acquisition-related liabilities	(63.5)	5.3	(63.3)	13.7
Accounts payable and accrued liabilities	10.6	27.9	(51.4)	(7.9)
Deferred revenues	(52.8)	(50.9)	184.8	166.8
Operating lease liabilities	2.6	(9.4)	(7.9)	(18.5)
Other liabilities	8.2	0.6	8.7	6.8
Net cash provided by operating activities	249.5	200.3	612.1	566.4
Cash flows from investing activities:
Acquisitions, net of cash acquired of $0 and $0, and $0 and $3.7, respectively	—	—	—	(69.1)
Proceeds from sale of assets	—	—	23.1	—
Purchase of investments in a nonpublic company	—	—	(63.8)	—
Capital expenditures	(56.7)	(46.9)	(109.6)	(92.1)
Other investing activities, net	(1.5)	(0.9)	4.6	(6.9)
Net cash used in investing activities	(58.2)	(47.8)	(145.7)	(168.1)
Cash flows from financing activities:
Repayments of short-term debt, net	(420.0)	(100.0)	(495.0)	(345.0)
Proceeds from issuance of short-term debt with original maturities greater than three months	—	—	20.0	—
Repayments of short-term debt with original maturities greater than three months	(20.0)	—	(20.0)	—
Repayments of current portion of long-term debt	—	—	—	(250.0)
Proceeds from issuance of long-term debt, inclusive of original issue premium and net of original issue discount	494.8	—	494.8	397.9
Payment of debt issuance costs	(5.6)	(1.2)	(5.6)	(4.1)
Repurchases of common stock	(75.0)	(50.0)	(248.8)	(125.0)
Proceeds from stock options exercised	22.9	20.7	42.1	32.3
Net share settlement from restricted stock awards	(3.5)	(5.1)	(3.5)	(5.1)
Dividends paid	(44.0)	(41.0)	(87.9)	(81.9)
Payment of contingent liability related to acquisitions	(34.2)	—	(34.2)	—
Other financing activities, net	(2.4)	(3.2)	(4.3)	(5.3)
Net cash used in financing activities	(87.0)	(179.8)	(342.4)	(386.2)
Effect of exchange rate changes	0.7	1.1	0.5	1.7
Increase (decrease) in cash and cash equivalents	105.0	(26.2)	124.5	13.8
Cash and cash equivalents classified within current assets held for sale, beginning of period	—	—	0.3	—
Cash and cash equivalents, beginning of period	204.4	179.5	184.6	139.5
Cash and cash equivalents, end of period	$309.4	$153.3	$309.4	$153.3
Supplemental disclosures:
Income taxes paid	$21.6	$53.9	$25.7	$61.4
Interest paid	$41.1	$45.3	$63.7	$60.6
Noncash investing and financing activities:
Debt issuance costs included in accounts payable and accrued liabilities	$0.1	$—	$0.1	$—
Deferred tax asset established on date of acquisition	$—	$—	$—	$0.1
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$247.6
Finance lease obligations	$0.1	$7.7	$1.6	$9.4
Operating lease additions, net of terminations	$43.6	$1.3	$45.2	$1.3
Tenant improvements	$—	$0.7	$—	$0.7
Fixed assets included in accounts payable and accrued liabilities	$0.7	$0.4	$0.7	$0.4
Dividend payable included in other liabilities	$—	$0.1	$0.4	$0.2
Gain on sale of assets	$—	$—	$3.5	$—
Held for sale assets contributed to a nonpublic company	$—	$—	$65.9	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in millions, except for share and per share data, unless otherwise stated)

1. Organization:

Verisk Analytics, Inc. and its consolidated subsidiaries (“Verisk” or the “Company”) is a data analytics provider serving customers in insurance, energy and specialized markets, and financial services. Using various technologies to collect and analyze billions of records, Verisk draws on numerous data assets and domain expertise to provide first-to-market innovations that are integrated into customer workflows. Verisk offers predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, global risk analytics, natural resources intelligence, economic forecasting, commercial banking and finance, and many other fields. Around the world, Verisk helps customers protect people, property, and financial assets.

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

Since January 2020, an outbreak of the 2019 novel coronavirus (“COVID-19”) has evolved into a worldwide pandemic.  The Company has modified its operations in line with its business continuity plans due to COVID-19. While its facilities generally remain open, the Company is making extensive use of the work-from-home model at this moment. On a daily basis, management is reviewing the Company's operations and there have been to date minimal interruptions in the Company's customer facing operations. Given the digital nature of the Company's business and the move toward cloud enablement, the Company expects to remain operationally stable and fully available to its customers. The Company is in compliance with all financial covenants and has not observed a loss of any significant customers, a significant deterioration in the collectability of receivables, a significant reduction in its liquidity nor a significant decline in subscription renewal rates.

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

The condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2020 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. Certain reclassifications, including reflecting operating lease right-of-use assets, net, operating lease liabilities, and acquisition-related liabilities as a separate line item in 2019, have been made within the condensed consolidated statements of cash flows to conform to the respective 2020 presentation. The Company believes the disclosures made are adequate to keep the information presented from being misleading.

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

The Company adopted this amendment on March 12, 2020. There was no impact to the condensed consolidated financial statements as of and for the six months ended June 30, 2020. The Company continues to monitor the transition of LIBOR to alternative reference rate measures that will likely become effective post December 2021.

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three and six months ended June 30, 2020 and 2019. No individual customer or country outside of the U.S. accounted for 10.0% or more of the Company's consolidated revenues for the three and six months ended June 30, 2020 or 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Insurance:
Underwriting & rating	$343.5	$314.8	$687.6	$620.6
Claims	142.9	156.2	288.2	303.9
Total Insurance	486.4	471.0	975.8	924.5
Energy and Specialized Markets	154.4	137.3	314.5	265.8
Financial Services	38.0	44.3	78.3	87.3
Total revenues	$678.8	$652.6	$1,368.6	$1,277.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
U.S.	$523.0	$493.3	$1,046.7	$973.9
U.K.	44.0	44.3	89.8	88.5
Other countries	111.8	115.0	232.1	215.2
Total revenues	$678.8	$652.6	$1,368.6	$1,277.6

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of June 30, 2020 and December 31, 2019, the Company had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (an amount of consideration is due) from the customer. As of June 30, 2020 and December 31, 2019, the Company had contract liabilities of $620.8 million and $443.2 million, respectively. The $177.6 million increase in contract liabilities from December 31, 2019 to June 30, 2020 was primarily due to billings of $406.6 million that were paid in advance, partially offset by $229.0 million of revenue recognized in the six months ended June 30, 2020. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other liabilities" in the condensed consolidated balance sheet, respectively, as of June 30, 2020 and December 31, 2019.

The Company’s most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Revenues expected to be recognized in the future related to performance obligations, included within deferred revenues and other liabilities, that are unsatisfied were $620.8 million and $443.2 million as of June 30, 2020 and December 31, 2019, respectively.  The disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99.0% of the balance at June 30, 2020 and December 31, 2019.

The Company recognizes an asset for incremental costs of obtaining a contract with a customer if it expects the benefits of those costs to be longer than one year. As of June 30, 2020 and December 31, 2019, the Company had deferred commissions of $69.2 million and $63.7 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in the accompanying condensed consolidated balance sheets.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. The investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $3.5 million and $3.6 million as of June 30, 2020 and December 31, 2019, respectively. The investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in the accompanying condensed consolidated balance sheet. For the three and six months ended June 30, 2020, the Company determined the provision for credit losses related to accounts receivable and investments in registered investment companies was immaterial.

The Company elected not to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. The Company assesses the fair value of these financial instruments based on an estimate of interest rates available to the Company for financial instruments with similar features, the Company’s current credit rating and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of these financial instruments as of June 30, 2020 and December 31, 2019, respectively:

		2020		2019
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Current portion of long-term debt and long-term debt excluding finance lease liabilities and syndicated revolving credit facility debt issuance costs	Level 2	$3,140.0	$3,602.5	$2,650.4	$2,902.2

On February 1, 2020, the sale of the aerial imagery sourcing group was completed. The Company contributed the assets related to the disposed business and cash of $63.8 million in exchange for a non-controlling 35.0% ownership interest in a nonpublic company, Vexcel Group, Inc ("Vexcel"). As of June 30, 2020, the Company had an investment of $129.7 million related to such interest accounted for in accordance with ASC 820-10. The value of the investment is based on management estimates with the assistance of valuations performed by third party specialists. This investment was included in "Other noncurrent assets" in the accompanying condensed consolidated balance sheet. For the three and six months ended June 30, 2020, there was no provision for credit losses related to this equity investment. Refer to Note 6. Dispositions for further discussion.

As of June 30, 2020 and December 31, 2019, the Company had securities of $14.0 million, which were accounted for under ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"). The Company does not have the ability to exercise significant influence over the investees’ operating and financial policies. As of June 30, 2020 and December 31, 2019, the Company also had an investment in a limited partnership of $16.2 million and $13.1 million, respectively, accounted for in accordance with ASC 323-10-25 as an equity method investment. These investments were included in "Other noncurrent assets" in the accompanying condensed consolidated balance sheet. For the three and six months ended June 30, 2020, there was no provision for credit losses related to these investments.

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

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, ROU assets obtained, weighted-average remaining lease terms, and weighted-average discount rates for finance and operating leases for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost (1)	$12.9	$12.0	$25.2	$24.1
Finance lease costs
Depreciation of finance lease assets (2)	1.4	3.3	3.1	6.1
Interest on finance lease liabilities (3)	0.1	0.4	0.3	0.8
Total lease cost	$14.4	$15.7	$28.6	$31.0

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(12.0)	$(11.1)	$(25.6)	$(23.6)
Operating cash outflows from finance leases	$(0.1)	$(0.4)	$(0.3)	$(0.8)
Financing cash outflows from finance leases	$(2.5)	$(2.5)	$(4.4)	$(4.5)
Weighted-average remaining lease term in years - operating leases	9.5	9.6	9.5	9.6
Weighted-average remaining lease term in years - finance leases	2.2	2.8	2.2	2.8
Weighted-average discount rate - operating leases	4.1%	4.0%	4.1%	4.0%
Weighted-average discount rate - finance leases	3.4%	4.5%	3.4%	4.5%

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

(3) Included in "Interest expense" in the accompanying condensed consolidated statements of operations

The ROU assets and lease liabilities for finance leases were $8.4 million and $5.5 million, respectively, as of June 30, 2020. The ROU assets and lease liabilities for finance leases were $9.9 million and $7.7 million, respectively, as of December 31, 2019. The ROU assets for finance leases were included in "Fixed assets, net" in the accompanying condensed consolidated balance sheets. The lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in the accompanying condensed consolidated balance sheets (see Note 9. Debt).

Maturities of lease liabilities for the remainder of 2020 and the years through 2025 and thereafter are as follows:

	June 30, 2020
Years Ending	Operating Leases	Finance Leases
2020	$24.8	$1.7
2021	46.1	3.1
2022	42.2	0.8
2023	37.4	0.2
2024	28.4	—
2025 and thereafter	169.5	—
Total lease payments	348.4	5.8
Less: Amount representing interest	(64.9)	(0.3)
Present value of total lease payments	$283.5	$5.5

6. Dispositions:

In the fourth quarter of 2019, the Company’s compliance background screening business and the aerial imagery sourcing group within the remote imagery business qualified as assets held for sale. These assets held for sale were part of the claims category within the Company’s Insurance segment as of December 31, 2019.

On February 1, 2020, the sale of the aerial imagery sourcing group was completed. The Company contributed assets related to the disposed business, including cash of $63.8 million, in exchange for a non-controlling 35.0% ownership interest in a nonpublic company, Vexcel. The Company determined the fair value of the securities associated with the non-controlling ownership interest in Vexcel with the assistance of valuations performed by third party specialists, including the discounted cash flow analysis and estimates made by management. The securities were concluded not to have a readily determinable fair value and did not qualify for the practical expedient to estimate fair value in accordance with ASC 820-10. At each subsequent reporting period, the Company is required perform a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. The contributed assets approximated the fair value of the equity securities related to the non-controlling ownership interest; therefore, there was no gain or loss recorded in conjunction with this disposition for the six months ended June 30, 2020.

On February 14, 2020, the sale of the compliance background screening business was completed for net cash proceeds of $23.1 million. A gain of $15.9 million was included in "Other operating income" within the accompanying condensed consolidated statements of operations for the six months ended June 30, 2020.

In the first quarter of 2020, the Company's data warehouse business within the Financial Services segment qualified as assets held for sale and was sold on March 1, 2020. The Company recorded a gain of $3.5 million in "Other operating income" within the accompanying condensed consolidated statements of operations for the six months ended June 30, 2020.

7. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2019 through June 30, 2020, both in total and as allocated to the Company’s operating segments:

	Insurance	Energy and Specialized Markets	Financial Services	Total
Goodwill at December 31, 2019	$998.8	$2,389.5	$476.0	$3,864.3
Purchase accounting reclassifications	2.9	(1.3)	(0.2)	1.4
Current period adjustment (1)	21.4	(19.5)	—	1.9
Foreign currency translation	(26.5)	(96.2)	(0.8)	(123.5)
Goodwill at June 30, 2020	$996.6	$2,272.5	$475.0	$3,744.1

_____________

(1) Of which $19.5 million relates to a segment reclassification, refer to Note 13. Segment Reporting

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then an impairment loss is recorded for the difference between the carrying amount and the fair value of the reporting unit. The Company completed the required annual impairment test as of June 30, 2020, and concluded that there was no impairment of goodwill.

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life in Years	Cost	Accumulated Amortization	Net
June 30, 2020
Technology	7	$510.0	$(311.4)	$198.6
Marketing	16	251.5	(100.3)	151.2
Contract	6	5.0	(5.0)	—
Customer	13	876.5	(305.9)	570.6
Database	19	457.3	(113.4)	343.9
Total intangible assets		$2,100.3	$(836.0)	$1,264.3
December 31, 2019
Technology	7	$519.2	$(291.9)	$227.3
Marketing	16	265.3	(94.3)	171.0
Contract	6	5.0	(5.0)	—
Customer	13	901.2	(278.0)	623.2
Database	19	484.6	(107.2)	377.4
Total intangible assets		$2,175.3	$(776.4)	$1,398.9

Amortization expense related to intangible assets for the three months ended  June 30, 2020 and 2019 was $41.0 million and $33.6 million, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2020 and 2019 was $82.0 million and $66.9 million, respectively. Estimated amortization expense for the remainder of 2020 and the years through 2025 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2020	$80.2
2021	149.1
2022	138.0
2023	126.2
2024	121.4
2025 and thereafter	649.4
$1,264.3

8. Income Taxes:

The Company’s effective tax rate for the three and six months ended June 30, 2020 was 20.4% and 20.6% compared to the effective tax rate for the three and six months ended June 30, 2019 of 19.7% and 20.3%. The effective tax rate for the three months ended June 30, 2020 was higher than the June 30, 2019 effective tax rate primarily due to higher tax benefits from equity compensation in the prior period, which were partially offset by lower nondeductible earn-out expenses in the current period versus the prior period. The effective tax rate for the six months ended June 30, 2020 was higher than the June 30, 2019 effective tax rate primarily due to tax expense recorded in the current period in connection with the Company’s disposition of its aerial imagery sourcing business resulting from differences in the book and tax basis of the assets and entities disposed of. These expenses were partially offset by higher tax benefits from equity compensation and lower nondeductible earn-out expenses in the current period versus the prior period. The difference between statutory tax rates and the Company’s effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local taxes.

9. Debt:

The following table presents short-term and long-term debt by issuance as of June 30, 2020 and December 31, 2019:

	Issuance Date	Maturity Date	2020	2019
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$—	$495.0
Senior notes:
5.800% senior notes, less unamortized discount and debt issuance costs of $(0.4)	4/6/2011	5/1/2021	449.6	—
Finance lease liabilities (1)	Various	Various	3.4	4.4
Short-term debt and current portion of long-term debt			453.0	499.4
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(10.9) million	5/13/2020	5/15/2050	489.1	—
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $13.1 and $13.9, respectively	3/6/2019	3/15/2029	613.1	613.9
4.000% senior notes, less unamortized discount and debt issuance costs of $(6.0) and $(6.7), respectively	5/15/2015	6/15/2025	894.0	893.3
5.500% senior notes, less unamortized discount and debt issuance costs of $(4.4) and $(4.5), respectively	5/15/2015	6/15/2045	345.6	345.5
4.125% senior notes, less unamortized discount and debt issuance costs of $(1.4) and $(1.6), respectively	9/12/2012	9/12/2022	348.6	348.4
5.800% senior notes, less unamortized discount and debt issuance costs of $(0.7)	4/6/2011	5/1/2021	—	449.3
Finance lease liabilities (1)	Various	Various	2.1	3.3
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.8)	(2.1)
Long-term debt			2,690.7	2,651.6
Total debt			$3,143.7	$3,151.0

_______________

(1) Refer to Note 5. Leases

On May 8, 2020, the Company completed an issuance of $500.0 million aggregate principal amount of 3.625% senior notes due 2050 (the "2050 notes"). The 2050 notes mature on May 15, 2050 and accrue interest at a fixed rate of 3.625% per annum. Interest is payable semiannually on the 2050 notes on May 15th and November 15th of each year, beginning on November 15, 2020. The 2050 notes were issued at a discount of $5.2 million and the Company incurred debt issuance costs of $5.7 million. The original issue discount and debt issuance costs were recorded in "Long-term debt" in the accompanying condensed consolidated balance sheets and these costs will be amortized to "Interest expense" in the accompanying consolidated statements of operations over the life of the 2050 notes. The net proceeds from the issuance of the 2050 notes were utilized to partially repay the Credit Facility and for general corporate purposes. The indenture governing the 2050 notes restricts the Company's ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of the Company's assets, or merge with or into, any other person or entity. As of June 30, 2020 and December 31, 2019, the Company had senior notes with an aggregate principal amount of $3,150.0 million and $2,650.0 million outstanding, respectively, and was in compliance with their financial and other debt covenants.

As of June 30, 2020, the Company had a $1,000.0 million committed senior unsecured Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the share repurchase program (the "Repurchase Program"). As of June 30, 2020, the Company was in compliance with all financial and other debt covenants under the Credit Facility. As of June 30, 2020 and December 31, 2019, the available capacity under the Credit Facility was $994.8 million and $500.2 million, net of the letters of credit of $5.2 million and $4.8 million, respectively.

10. Stockholders’ Equity:

The Company has 2,000,000,000 shares of authorized common stock as of  June 30, 2020 and December 31, 2019. The Company's common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board.

The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of June 30, 2020.

At  June 30, 2020 and December 31, 2019, the adjusted closing price of Verisk's common stock was $170.20 and $148.83 per share, respectively.

On February 12, 2020 and April 29, 2020, the Company’s Board approved a cash dividend of $0.27 per share of common stock issued and outstanding to the holders of record as of March 13, 2020 and June 15, 2020, respectively. A cash dividend of $43.9 million and $44.0 million was paid on March, 31, 2020 and June 30, 2020 and recorded as a reduction to retained earnings, respectively. The Company paid a cash dividend of $40.9 million and $41.0 million on March 29, 2019 and June 28, 2019 at $0.25 per share of common stock issued and outstanding to the holders of record as of March 15, 2019 and June 14, 2019, respectively.

Share Repurchase Program

Since May 2010, the Company has authorized repurchases of up to $3,800.0 million of its common stock through its Repurchase Program, inclusive of the $500.0 million authorization approved by the Board on February 12, 2020. Since the introduction of share repurchase as a feature of the Company's capital management strategies in 2010, the Company has repurchased shares with an aggregate value of $3,421.2 million. As of June 30, 2020, the Company had $378.8 million available to repurchase shares through its Repurchase Program. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the Verisk 2013 Equity Incentive Plan (the "2013 Incentive Plan"), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), the Company's sharesave plan (“UK Sharesave Plan”), and the employee stock purchase plan ("ESPP") while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.

In December 2019 and March 2020, the Company entered into Accelerated Share Repurchase ("ASR") agreements to repurchase shares of its common stock for an aggregate purchase price of $50.0 million and $75.0 million with HSBC Bank USA, N.A and Bank of America N.A.. The ASR agreements are each accounted as a treasury stock transaction and forward stock purchase agreement indexed to the Company's common stock.  The forward stock purchase agreement is each classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and were deemed to have a fair value of zero at the respective effective date. Upon payment of the aggregate purchase price on January 2, 2020 and April 1, 2020, the Company received an aggregate delivery of 267,845 and 430,477 shares of its common stock at a price of $149.34 and $139.38, respectively. Upon the final settlement of the ASR agreements in February 2020 and June 2020, the Company received additional 40,901 and 61,052 shares, respectively, as determined by the volume weighted average share price of Verisk's common stock during the term of the ASR agreements. The aggregate purchase price was recorded as a reduction to stockholders' equity in the Company's condensed consolidated statements of changes in stockholders' equity for the six months ended June 30, 2020. These repurchases of 800,275 shares for the six months ended June 30, 2020 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

During the six months ended June 30, 2020, the Company repurchased 1,615,897 shares of common stock with an aggregate value of $248.8 million as part of the Repurchase Program, inclusive of the ASR, at a weighted average price of $153.96 per share. The Company utilized cash from operations and borrowings from its Credit Facility to fund these repurchases.

Treasury Stock

As of June 30, 2020, the Company’s treasury stock consisted of 381,482,792 shares of common stock, carried at cost. During the six months ended June 30, 2020, the Company transferred 974,579 shares of common stock from the treasury shares at a weighted average treasury stock price of $10.51 per share.

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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator used in basic and diluted EPS:
Net income	$179.0	$150.4	$350.7	$284.8
Denominator:
Weighted average number of common shares used in basic EPS	162,371,920	163,743,835	162,633,113	163,636,089
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	2,731,168	2,953,441	2,780,491	2,985,022
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	165,103,088	166,697,276	165,413,604	166,621,111

The potential shares of common stock that were excluded from diluted EPS were 975,710 and 897,875 for the three months ended June 30, 2020 and 2019, and 992,615 and 473,848 for the six months ended June 30, 2020 and 2019, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses as of June 30, 2020 and December 31, 2019:

	2020	2019
Foreign currency translation adjustment	$(572.8)	$(400.1)
Pension and postretirement adjustment, net of tax	(84.4)	(86.8)
Accumulated other comprehensive losses	$(657.2)	$(486.9)

The before tax and after tax amounts of other comprehensive (loss) income for the three and six months ended June 30, 2020 and 2019 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended June 30, 2020
Foreign currency translation adjustment	$(0.1)	$—	$(0.1)
Pension and postretirement adjustment before reclassifications	5.0	(1.1)	3.9
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(3.0)	0.7	(2.3)
Pension and postretirement adjustment	2.0	(0.4)	1.6
Total other comprehensive income	$1.9	$(0.4)	$1.5
For the Three Months Ended June 30, 2019
Foreign currency translation adjustment	$(60.9)	$—	$(60.9)
Pension and postretirement adjustment before reclassifications	2.9	(0.6)	2.3
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.7)	0.4	(1.3)
Pension and postretirement adjustment	1.2	(0.2)	1.0
Total other comprehensive loss	$(59.7)	$(0.2)	$(59.9)

	Before Tax	Tax (Expense) Benefit	After Tax
For the Six Months Ended June 30, 2020
Foreign currency translation adjustment	$(172.7)	$—	$(172.7)
Pension and postretirement adjustment before reclassifications	7.1	(1.7)	5.4
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(4.0)	1.0	(3.0)
Pension and postretirement adjustment	3.1	(0.7)	2.4
Total other comprehensive loss	$(169.6)	$(0.7)	$(170.3)
For the Six Months Ended June 30, 2019
Foreign currency translation adjustment	$(2.4)	$—	$(2.4)
Pension and postretirement adjustment before reclassifications	5.7	(1.3)	4.4
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(3.0)	0.7	(2.3)
Pension and postretirement adjustment	2.7	(0.6)	2.1
Total other comprehensive income (loss)	$0.3	$(0.6)	$(0.3)

_______________

(1)

These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12. Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:

All of the Company’s outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under the 2013 Incentive Plan or 2009 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company transferred common stock under these plans from the Company’s treasury shares. As of June 30, 2020, there were 3,142,881 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the six months ended June 30, 2020 and 2019 was $42.1 million and $32.3 million, respectively.

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

On January 15, 2020, the Company granted 882,749 stock options, 148,658 shares of restricted stock, and 50,736 performance share units to key employees. The 882,749 stock options and 141,725 shares of restricted stock have a graded service vesting period of four years, while 6,933 shares of restricted stock have a four-year cliff vesting period, and 50,736 performance share units have a three-year performance period, subject to recipients' continued service.

A summary of the status of the stock options, restricted stock, and PSUs awarded under the 2013 Incentive Plan as of December 31, 2019 and June 30, 2020 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share
			(in millions)
Outstanding at December 31, 2019	6,432,814	$79.51	$449.2	428,729	$107.96	93,960		$158.50
Granted	889,295	$158.51		150,088	$158.49	50,736		$192.93
Dividend reinvestment	—	$—		—	$—	505		N/A
Exercised or lapsed	(816,334)	$56.14	$82.8	(165,585)	$98.94	—
Canceled, expired or forfeited	(98,451)	$121.14		(17,726)	$119.62	—
Outstanding at June 30, 2020	6,407,324	$92.77	$496.1	395,506	$129.96	145,201		$170.40
Exercisable at June 30, 2020	4,269,767	$72.83	$415.7
Exercisable at December 31, 2019	4,175,855	$65.05	$352.0
Nonvested at June 30, 2020	2,137,557			395,506		145,201
Expected to vest at June 30, 2020	1,875,994			344,094		280,622	(1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the six months ended June 30, 2020 and 2019:

	2020	2019
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	18.21%	18.83%
Risk-free interest rate	1.58%	2.29%
Expected term in years	4.3	4.4
Dividend yield	0.71%	0.81%
Weighted average grant date fair value per stock option	$25.48	$24.02

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

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of Verisk common stock as of the reporting date. Excess tax benefits from exercised stock options were recorded as income tax benefit in the condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 6.1 years and 4.8 years for the outstanding and exercisable stock options, respectively, as of June 30, 2020.

For the six months ended June 30, 2020, there was $103.9 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under the 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.7 years. The total grant date fair value of options vested was $10.1 million and $8.1 million during the six months ended June 30, 2020 and 2019, respectively. The total grant date fair value of restricted stock vested during the six months ended June 30, 2020 and 2019 was $11.0 million and $9.3 million, respectively. The total grant date fair value of PSUs vested during the six months ended June 30, 2020 and 2019 was $4.1 million and $1.7 million, respectively.

The Company’s UK Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of the Company’s common stock.  Employees who elect to participate are granted stock options, of which the exercise price is equal to the adjusted closing price of the Company’s common stock on the grant date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the six months ended June 30, 2020 and 2019, the Company granted no stock options under the UK Sharesave Plan. As of June 30, 2020, there were 462,040 shares of common stock reserved and available for future issuance under the UK Sharesave Plan.

The Company’s ESPP offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the six months ended June 30, 2020 and 2019, the Company issued 17,549 and 15,965 shares of common stock at a weighted discounted price of $145.90 and $132.48 for the ESPP, respectively. As of June 30, 2020, there were 1,275,219, shares of common stock reserved and available for future issuance under the ESPP.

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

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$3.6	$4.7	$1.0	$0.2
Expected return on plan assets	(6.8)	(9.1)	(1.0)	(0.1)
Amortization of prior service cost (credit)	0.1	0.1	(1.0)	(0.1)
Amortization of net actuarial loss	1.9	1.6	2.0	0.1
Net periodic (benefit) cost	$(1.2)	$(2.7)	$1.0	$0.1
Employer contributions, net	$0.2	$0.2	$1.2	$—

	Pension Plan and SERP		Postretirement Plan
	For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$6.9	$8.4	$1.0	$0.2
Expected return on plan assets	(14.4)	(15.5)	(1.0)	(0.1)
Amortization of prior service cost (credit)	0.1	0.1	(1.0)	(0.1)
Amortization of net actuarial loss	2.9	2.8	2.0	0.2
Net periodic (benefit) cost	$(4.5)	$(4.2)	$1.0	$0.2
Employer contributions, net	$0.4	$0.4	$0.8	$(0.3)

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

The following tables provide the Company’s revenue and EBITDA by reportable segment for the three and six months ended June 30, 2020 and 2019, and the reconciliation of EBITDA to income before income taxes as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	June 30, 2020				June 30, 2019
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$486.4	$154.4	$38.0	$678.8	$471.0	$137.3	$44.3	$652.6
Expenses:
Cost of revenues (exclusive of items shown separately below)	(147.3)	(66.0)	(22.5)	(235.8)	(160.6)	(57.4)	(24.7)	(242.7)
Selling, general and administrative	(56.6)	(35.5)	(4.3)	(96.4)	(67.5)	(39.4)	(5.4)	(112.3)
Investment loss and others, net	(0.2)	(0.6)	0.1	(0.7)	(0.2)	(0.2)	(0.1)	(0.5)
EBITDA	$282.3	$52.3	$11.3	345.9	$242.7	$40.3	$14.1	297.1
Depreciation and amortization of fixed assets				(45.9)				(45.7)
Amortization of intangible assets				(41.0)				(33.6)
Interest expense				(34.2)				(30.5)
Income before income taxes				$224.8				$187.3

	For the Six Months Ended
	June 30, 2020				June 30, 2019
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$975.8	$314.5	$78.3	$1,368.6	$924.5	$265.8	$87.3	$1,277.6
Expenses:
Cost of revenues (exclusive of items shown separately below)	(310.6)	(136.5)	(46.4)	(493.5)	(313.3)	(111.9)	(48.9)	(474.1)
Selling, general and administrative	(125.0)	(74.4)	(9.1)	(208.5)	(137.2)	(75.7)	(10.8)	(223.7)
Other operating income	15.9	—	3.5	19.4	—	—	—	—
Investment loss and others, net	(1.4)	(1.1)	(0.4)	(2.9)	—	(0.7)	(0.2)	(0.9)
EBITDA	$554.7	$102.5	$25.9	683.1	$474.0	$77.5	$27.4	578.9
Depreciation and amortization of fixed assets				(92.0)				(92.2)
Amortization of intangible assets				(82.0)				(66.9)
Interest expense				(67.6)				(62.4)
Income before income taxes				$441.5				$357.4

Long-lived assets by country are provided below:

	June 30, 2020	December 31, 2019
Long-lived assets:
U.S.	$3,206.6	$3,162.5
U.K.	2,483.2	2,685.3
Other countries	439.4	462.5
Total long-lived assets	$6,129.2	$6,310.3

14. Related Parties:

The Company considers its stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. As of June 30, 2020 and December 31, 2019, the Company had no material transactions with related parties owning more than 5.0% of the entire class of stock.

15. Commitments and Contingencies:

The Company is a party to legal proceedings with respect to a variety of matters in the ordinary course of business, including the matter described below. With respect to this ongoing matter, the Company is unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to this matter or the impact it may have on the Company’s results of operations, financial position or cash flows. Although the Company believes it has strong defenses and intends to appeal, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows.

Xactware Solutions, Inc. Patent Litigation

On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleged that the Company’s Roof InSight (now known as Geomni Roof), Property InSight product (now known as Geomni Property) and Aerial Sketch product in combination with the Company's Xactimate product infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 8,078,436 (the "436 patent"), 8,170,840 (the "840 patent"), 8,209,152 (the "152 patent"), 8,542,880 (the "880 patent"), 8,818,770 (the "770 patent"), 8,823,732 (the "732 patent"), and 8,825,454 (the "454 patent"). On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 9,129,376 (the "376 patent") and 9,135,737 (the "737 patent") to the lawsuit. The First Amended Complaint sought an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, including by way of inducement, the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 19, 2017, the District Court entered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to the 880 and 732 patents, and certain asserted claims of the 436, 840, 152, 770, 454, 376 and 737 patents (collectively the “Patents in Suit”). Subsequently, Eagle View dropped the 152 patent and the 737 patent and reduced the number of asserted claims from the five remaining Patents in Suit to six asserted claims. On September 25, 2019, following a trial, the jury determined that the Company had willfully infringed the six asserted claims, and assessed damages in the amount of $125.0 million. After trial, Eagle View moved for a temporary restraining order (“TRO”) and a permanent injunction preventing the Company's sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. The Court granted the motion for a TRO on September 26, 2019 and on October 18, 2019, issued an Order permanently enjoining the Company's sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. In addition, Eagle View has asked the Court to award enhanced damages by trebling the jury's damages award, together with attorneys' fees, costs, and pre- and post-judgment interest. The Company opposed all of Eagle View's requests and also asked the Court for judgment as a matter of law and for a new trial. Eagle View opposed the Company's requests. The Court's decision is expected in the second half of 2020. If the Court does not grant the Company's motion for judgment as a matter of law and for a new trial, the Company plans to appeal the result of the trial as well as the subsequent order granting the permanent injunction. Following the outcome of the trial, the Company established a $125.0 million reserve in connection with this litigation, which was included in Selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2019. It is not reasonably possible to determine the ultimate resolution of this matter at this time. While the ultimate resolution of this matter remains uncertain at this time, should the Court grant Eagle View's request for enhanced damages, the Company could incur additional expenses up to the amount by which any enhanced damages award exceeds the existing $125.0 million reserve.

16. Subsequent Events:

In June 2020, the Company entered into an additional ASR agreement with Bank of America N.A. to repurchase shares of its common stock for an aggregate purchase price of $50.0 million. Upon payment of the aggregate purchase price on July 1, 2020, the Company received an initial delivery of 235,018 shares of its common stock at a price of $170.20 per share, representing approximately $40.0 million of the aggregate purchase price. Upon the final settlement of the ASR agreement in September 2020, the Company may be entitled to receive additional shares of its common stock or, under certain limited circumstances, be required to deliver shares to the counter-party. See Note 10. Stockholders' Equity for further discussion.

On July 1, 2020, the Company granted 4,080 shares of common stock, 3,570 non-qualified stock options that were immediately vested, 12,090 non-qualified stock options with a one-year service period that vest ratably over twelve months, and 7,180 deferred stock units to the Directors of the Company. The Company also granted 8,174 stock options to participants under the UK Sharesave Plan.

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

We organize our business in three segments: Insurance, Energy and Specialized Markets, and Financial Services. Our Insurance segment provides underwriting and rating, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 71% and 72% of our revenues for the six months ended June 30, 2020 and 2019, respectively. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented approximately 23% and 21% of our revenues for the six months ended June 30, 2020 and 2019, respectively. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants. Our Financial Services segment's revenues represented approximately 6% and 7% of our revenues for the six months ended June 30, 2020 and 2019, respectively.

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

We have analyzed our solutions and services to assess the impact of COVID-19 on our revenue streams. We have not identified any material impact of COVID-19 on approximately 85% of our revenues at this point, as much of these revenues are subscription in nature and subject to long-term contracts. These revenues grew approximately 5% for the three months ended June 30, 2020.

Of the remaining 15%, we have identified specific solutions and services, largely transactional in nature, that are being impacted by COVID-19. The primary causal factors are lower auto and travel insurance activity, the inability to enter commercial buildings to perform engineering analyses, decreased capital expenditure in the energy sector, and reduced levels of advertising by financial institutions and marketers. The portion of our revenue that is attributable to these solutions has been negatively impacted by COVID-19, and declined approximately 20% for the three months ended June 30, 2020. The deepest impacts were in the categories of travel insurance analytics, auto underwriting and claims analytics in the insurance industry, consulting services in the energy industry, and spend informed analytic solutions in financial services. Although we have experienced a decline in revenue attributable to these specific solutions during the last two weeks of March 2020 and for the three months ended June 30, 2020, currently we do not anticipate lasting impacts of a material nature to our long-term growth profile. As the global outbreak of COVID-19 is still rapidly evolving, management continues to closely monitor its impact on our business.

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

Approximately 83% and 82% of the revenues in our Insurance segment for the six months ended June 30, 2020 and 2019 were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 85% and 78% of the revenues in our Energy and Specialized Markets segment for the six months ended June 30, 2020 and 2019 were derived from hosted subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include most of the top 10 global energy providers. Approximately 75% and 72% of the revenues in our Financial Services segment for the six months ended June 30, 2020 and 2019 were derived from subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include financial institutions, payment networks and processors, alternative lenders, regulators, merchants, and all of the top 30 credit card issuers in North America, the United Kingdom, and Australia.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions.  In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the six months ended June 30, 2020 and 2019, approximately 17% and 20% of our consolidated revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 60% and 59% of our total operating expenses for the six months ended June 30, 2020 and 2019, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2020	2019	Change	2020	2019	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$486.4	$471.0	3.3%	$975.8	$924.5	5.5%
Energy and Specialized Markets	154.4	137.3	12.4%	314.5	265.8	18.3%
Financial Services	38.0	44.3	(14.1)%	78.3	87.3	(10.3)%
Revenues	678.8	652.6	4.0%	1,368.6	1,277.6	7.1%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	235.8	242.7	(2.9)%	493.5	474.1	4.1%
Selling, general and administrative	96.4	112.3	(14.2)%	208.5	223.7	(6.8)%
Depreciation and amortization of fixed assets	45.9	45.7	0.6%	92.0	92.2	(0.2)%
Amortization of intangible assets	41.0	33.6	22.0%	82.0	66.9	22.8%
Other operating income	—	—	—%	(19.4)	—	100.0%
Total operating expenses	419.1	434.3	(3.5)%	856.6	856.9	(0.0)%
Operating income	259.7	218.3	18.9%	512.0	420.7	21.7%
Other income (expense):
Investment loss and others, net	(0.7)	(0.5)	41.7%	(2.9)	(0.9)	221.2%
Interest expense	(34.2)	(30.5)	12.0%	(67.6)	(62.4)	8.3%
Total other expense, net	(34.9)	(31.0)	12.5%	(70.5)	(63.3)	11.3%
Income before income taxes	224.8	187.3	20.0%	441.5	357.4	23.5%
Provision for income taxes	(45.8)	(36.9)	24.2%	(90.8)	(72.6)	25.0%
Net Income	$179.0	$150.4	19.0%	$350.7	$284.8	23.2%
Basic net income per share:	$1.10	$0.92	19.6%	$2.16	$1.74	24.1%
Diluted net income per share:	$1.08	$0.90	20.0%	$2.12	$1.71	24.0%
Cash dividends declared per share (1):	$0.27	$0.25	8.0%	$0.54	$0.50	8.0%
Weighted average shares outstanding:
Basic	162,371,920	163,743,835	(0.8)%	162,633,113	163,636,089	(0.6)%
Diluted	165,103,088	166,697,276	(1.0)%	165,413,604	166,621,111	(0.7)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (2):
Insurance	$282.3	$242.7	16.3%	$554.7	$474.0	17.0%
Energy and Specialized Markets	52.3	40.3	29.8%	102.5	77.5	32.2%
Financial Services	11.3	14.1	(19.8)%	25.9	27.4	(5.1)%
EBITDA	$345.9	$297.1	16.4%	$683.1	$578.9	18.0%
The following is a reconciliation of net income to EBITDA:
Net income	$179.0	$150.4	19.0%	$350.7	$284.8	23.2%
Depreciation and amortization of fixed assets and intangible assets	86.9	79.3	9.7%	174.0	159.1	9.4%
Interest expense	34.2	30.5	12.0%	67.6	62.4	8.3%
Provision for income taxes	45.8	36.9	24.2%	90.8	72.6	25.0%
EBITDA	$345.9	$297.1	16.4%	$683.1	$578.9	18.0%

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

Consolidated Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

Revenues were $678.8 million for the three months ended June 30, 2020 compared to $652.6 million for the three months ended June 30, 2019, an increase of $26.2 million or 4.0%. Our recent acquisitions (PPW, BuildFax, and FAST within the Insurance segment, Genscape within the Energy and Specialized Markets segment, and Commerce Signals within the Financial Services segment) and dispositions (the aerial imagery sourcing group and the compliance background screening business within the claims category of the Insurance segment, and the retail analytics solution business and the data warehouse business within the Financial Services segment) contributed net revenues of $22.5 million. The remaining movement in our consolidated revenue increased $3.7 million or 0.6% related to the following: revenues within our Insurance segment increased $10.8 million or 2.3%; revenues within our Energy and Specialized Markets segment decreased $5.7 million or 4.1%; and revenues within our Financial Services segment decreased $1.4 million or 3.5%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues. As noted in the COVID-19 section above, certain transactional revenues have experienced declines, which had a negative impact on the results for the three months ended June 30, 2020.

	Three Months Ended June 30,		Percentage	Percentage change excluding
	2020	2019	change	recent acquisitions and dispositions
	(in millions)
Insurance	$486.4	$471.0	3.3%	2.3%
Energy and Specialized Markets	154.4	137.3	12.4%	-4.1%
Financial Services	38.0	44.3	(14.1)%	-3.5%
Total Revenues	$678.8	$652.6	4.0%	0.6%

Cost of Revenues

Cost of revenues was $235.8 million for the three months ended June 30, 2020 compared to $242.7 million for the three months ended June 30, 2019, a decrease of $6.9 million or 2.9%. Our recent acquisitions and dispositions accounted for an increase of $10.0 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $16.9 million or 7.2% primarily due to decreases in travel expenses of $8.4 million, salaries and employee benefits of $8.1 million, data costs of $3.2 million, and professional consulting costs of $1.8 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. The decrease in salaries and employee benefits mostly resulted from a reduction in our annual short-term incentives and the impact from the timing change in our annual long-term equity incentive grants from the second quarter in the prior year to the first quarter in current year. These decreases were partially offset by increases in information technology expenses of $2.4 million and other operating expenses of $2.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SGA, were $96.4 million for the three months ended June 30, 2020 compared to $112.3 million for the three months ended June 30, 2019, a decrease of $15.9 million or 14.2%. Our recent acquisitions and dispositions accounted for an increase of $4.9 million in SGA primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for a decrease of $4.7 million. The remaining SGA decreases of $16.1 million or 15.5% was primarily due to decreases in salaries and employee benefits of $9.3 million, travel expenses of $4.3 million, professional consulting costs of $1.5 million, information technology expenses of $0.5 million, and other general expenses of $0.5 million. The decrease in salaries and employee benefits mostly resulted from the impact from the timing change in our annual long-term equity incentive grants from the second quarter in the prior year to the first quarter in current year and a reduction in our annual short-term incentives. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $45.9 million for the three months ended June 30, 2020 compared to $45.7 million for the three months ended June 30, 2019, an increase of $0.2 million or 0.6%. The increase was primarily due to recent acquisitions of $2.7 million and assets placed in service to support data capacity expansion and revenue growth of $4.1 million. These increases were partially offset by our recent dispositions of $6.6 million.

Amortization of Intangible Assets

Amortization of intangible assets was $41.0 million for the three months ended June 30, 2020 compared to $33.6 million for the three months ended June 30, 2019, an increase of $7.4 million or 22.0%. The amortization of intangible assets incurred in connection with our recent acquisitions of $8.5 million was partially offset by the intangible assets that were sold and were fully amortized for the three months ended June 30, 2020.

Investment Loss and Others, net

Investment loss and others, net was a loss of $0.7 million for the three months ended June 30, 2020, compared to $0.5 million for the three months ended June 30, 2019. The increase of $0.2 million was primarily due to a loss on foreign currencies.

Interest Expense

Interest expense was $34.2 million for the three months ended June 30, 2020, compared to $30.5 million for the three months ended June 30, 2019, an increase of $3.7 million or 12.0%. The increase was primarily driven by the additional senior notes of $200.0 million and $500.0 million that were issued in the third quarter of 2019 and the second quarter of 2020, respectively. These senior notes were issued to support the acquisition of Genscape and the repayment of the committed senior unsecured Syndicated Revolving Credit Facility, or the "Credit Facility", respectively.

Provision for Income Taxes

The provision for income taxes was $45.8 million for the three months ended June 30, 2020 compared to $36.9 million for the three months ended June 30, 2019, an increase of $8.9 million or 24.2%. The effective tax rate was 20.4% for the three months ended June 30, 2020 compared to 19.7% for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 was higher than the June 30, 2019 effective tax rate primarily due to higher tax benefits from equity compensation in the prior period, which were partially offset by lower nondeductible earn-out expenses in the current period versus the prior period.

Net Income Margin

The net income margin for our consolidated results was 26.4% for the three months ended June 30, 2020 compared to 23.0% for the three months ended June 30, 2019. The increase in net income margin was primarily related to cost discipline, a reduction in travel expenses as a result of COVID-19, the above-mentioned timing shift in expense related to annual long-term equity incentive grants and a decrease in acquisition-related costs (earn-outs).

EBITDA Margin

The EBITDA margin for our consolidated results was 51.0% for the three months ended June 30, 2020 as compared to 45.5% for the three months ended June 30, 2019. The increase in EBITDA margin was primarily related to cost discipline, a reduction in travel expenses as a result of COVID-19, the above-mentioned timing shift in expense related to annual long-term equity incentive grants and a decrease in acquisition-related costs (earn-outs).

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues

Revenues were $1,368.6 million for the six months ended June 30, 2020 compared to $1,277.6 million for the six months ended June 30, 2019, an increase of $91.0 million or 7.1%. Our recent acquisitions (PPW, BuildFax, and FAST within the Insurance segment, the CaaS business and Genscape within the Energy and Specialized Markets segment, and Commerce Signals within the Financial Services segment) and dispositions (the aerial imagery sourcing group and the compliance background screening business within the claims category of the Insurance segment, and the retail analytics solution business and the data warehouse business within the Financial Services segment) contributed net revenues of $57.8 million. The remaining movement in our consolidated revenue increased $33.2 million or 2.7% related to the following: revenues within our Insurance segment increased $36.5 million or 4.0%; revenues within our Energy and Specialized Markets segment decreased $2.9 million or 1.1%; and revenues within our Financial Services segment decreased $0.4 million or 0.5%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues. As noted in the COVID-19 section above, certain transactional revenues have experienced declines, which had a negative impact on our results for the six months ended June 30, 2020.

	Six Months Ended June 30,		Percentage	Percentage change excluding
	2020	2019	change	recent acquisitions and dispositions
	(in millions)
Insurance	$975.8	$924.5	5.5%	4.0%
Energy and Specialized Markets	314.5	265.8	18.3%	-1.1%
Financial Services	78.3	87.3	(10.3)%	-0.5%
Total Revenues	$1,368.6	$1,277.6	7.1%	2.7%

Cost of Revenues

Cost of revenues was $493.5 million for the six months ended June 30, 2020 compared to $474.1 million for the six months ended June 30, 2019, an increase of $19.4 million or 4.1%. Our recent acquisitions and dispositions accounted for an increase of $30.7 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $11.3 million or 2.5% primarily due to decreases in travel expenses of $10.5 million, salaries and employee benefits of $5.1 million, data costs of $3.6 million, and professional consulting costs of $0.2 million. The decrease in travel expense primarily resulted from travel restrictions in connection with the COVID-19 pandemic. The decrease in salaries and employee benefits mostly resulted from a reduction in our annual short-term incentives. These decreases were offset by increases in information technology expenses of $5.7 million and other operating expenses of $2.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $208.5 million for the six months ended June 30, 2020 compared to $223.7 million for the six months ended June 30, 2019, a decrease of $15.2 million or 6.8%. Our recent acquisitions and dispositions accounted for an increase of $13.3 million in SGA primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for a decrease of $14.5 million. The remaining SGA decrease of $14.0 million or 6.9% was primarily due to decreases in travel expenses of $4.9 million, professional consulting costs of $4.7 million, information technology expenses of $1.4 million, salaries and employee benefits of $1.3 million, and other general expenses of $1.7 million. The decrease in travel expense primarily resulted from travel restrictions in connection with the COVID-19 pandemic. The decrease in salaries and employee benefits mostly resulted from a reduction in our annual short-term incentives.

Other Operating Income

Other operating income was $19.4 million for the six months ended June 30, 2020 compared to $0 for the six months ended June 30, 2019, an increase of $19.4 million, primarily related to gains associated with the dispositions of our compliance background screening business and data warehouse business.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $92.0 million for the six months ended June 30, 2020 compared to $92.2 million for the six months ended June 30, 2019, a decrease of $0.2 million or 0.2%. The decrease was primarily driven by our recent dispositions of $12.0 million, partially offset by a $5.7 million increase due to recent acquisitions and assets placed in service to support data capacity expansion and revenue growth of $6.1 million.

Amortization of Intangible Assets

Amortization of intangible assets was $82.0 million for the six months ended June 30, 2020 compared to $66.9 million for the six months ended June 30, 2019, an increase of $15.1 million or 22.8%. The amortization of intangible assets incurred in connection with our recent acquisitions of $17.1 million was partially offset by the intangible assets that were sold and were fully amortized for the six months ended June 30, 2020.

Investment Loss and Others, net

Investment loss and others, net was a loss of $2.9 million for the six months ended June 30, 2020, compared to $0.9 million for the six months ended June 30, 2019. The increase of $2.0 million was primarily due to a loss on foreign currencies.

Interest Expense

Interest expense was $67.6 million for the six months ended June 30, 2020, compared to $62.4 million for the six months ended June 30, 2019, an increase of $5.2 million or 8.3%. The increase was primarily driven by the additional senior notes of $200.0 million and $500.0 million that were issued in the third quarter of 2019 and the second quarter of 2020, respectively. These notes were issued to support the acquisition of Genscape and the repayment of the Credit Facility, respectively.

Provision for Income Taxes

The provision for income taxes was $90.8 million for the six months ended June 30, 2020 compared to $72.6 million for the six months ended June 30, 2019, an increase of $18.2 million or 25.0%. The effective tax rate was 20.6% for the six months ended June 30, 2020 compared to 20.3% for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 was higher than the June 30, 2019 effective tax rate primarily due to tax expense recorded in the current period in connection with the disposition of the aerial imagery sourcing business resulting from differences in the book and tax basis of the assets and entities disposed of. These expenses were partially offset by higher tax benefits from equity compensation and lower nondeductible earn-out expenses in the current period versus the prior period.

Net Income Margin

The net income margin for our consolidated results was 25.6% for the six months ended June 30, 2020 compared to 22.3% for the six months ended June 30, 2019. The increase in net income margin was primarily related to cost discipline,the gains on sales of our compliance background screening business and data warehouse business, a reduction in travel expenses as a result of COVID-19, and a decrease in acquisition-related costs (earn-outs) as discussed above.

EBITDA Margin

The EBITDA margin for our consolidated results was 49.9% for the six months ended June 30, 2020 as compared to 45.3% for the six months ended June 30, 2019. The increase in EBITDA margin was primarily related to cost discipline, the gains on sales of our compliance background screening business and data warehouse business, a reduction in travel expenses as a result of COVID-19, and a decrease in acquisition-related costs (earn-outs) as discussed above.

Results of Operations by Segment

Insurance

Revenues

Revenues for our Insurance segment were $486.4 million for the three months ended June 30, 2020 compared to $471.0 million for the three months ended June 30, 2019, an increase of $15.4 million or 3.3%. Our underwriting & rating revenue increased $28.7 million or 9.1%. Our claims revenue decreased $13.3 million or 8.6%.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,		Percentage	Percentage change excluding
	2020	2019	change	recent acquisitions and dispositions
	(in millions)
Underwriting & rating	$343.5	$314.8	9.1%	4.8%
Claims	142.9	156.2	(8.6)%	(3.1)%
Total Insurance	$486.4	$471.0	3.3%	2.3%

Our recent acquisitions (PPW, BuildFax, and FAST) and dispositions (the aerial imagery sourcing group and the compliance background screening business) contributed net revenues of $4.6 million and the remaining Insurance revenue increased $10.8 million or 2.3%. Our underwriting & rating revenue increased $15.2 million or 4.8%, primarily due to an annual increase in prices derived from the continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers in commercial and personal lines. In addition, catastrophe modeling services contributed to the growth. Our claims revenue decreased $4.4 million or 3.1%, primarily due to the impact of the injunction ruling related to the roof measurement solutions in the fourth quarter of 2019 and a decline in certain transactional revenues in connection with the COVID-19 pandemic. These decreases were slightly offset by growth in our repair cost estimating solutions revenue.

Revenues for our Insurance segment were $975.8 million for the six months ended June 30, 2020 compared to $924.5 million for the six months ended June 30, 2019, an increase of $51.3 million or 5.5%. Our underwriting & rating revenue increased $67.0 million or 10.8%. Our claims revenue decreased $15.7 million or 5.2%.

Our revenue by category for the periods presented is set forth below:

	Six Months Ended June 30,		Percentage	Percentage change excluding
	2020	2019	change	recent acquisitions and dispositions
	(in millions)
Underwriting & rating	$687.6	$620.6	10.8%	6.5%
Claims	288.2	303.9	(5.2)%	(1.4)%
Total Insurance	$975.8	$924.5	5.5%	4.0%

Our recent acquisitions (PPW, BuildFax, and FAST) and dispositions (the aerial imagery sourcing group and the compliance background screening business) contributed net revenues of $14.8 million and the remaining Insurance revenue increased $36.5 million or 4.0%. Our underwriting & rating revenue increased $40.6 million or 6.5%, primarily due to an annual increase in prices derived from the continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers in commercial and personal lines. In addition, catastrophe modeling services contributed to the growth. Our claims revenue decreased $4.1 million or 1.4%, primarily due to the impact of the injunction ruling related to the roof measurement solutions in the fourth quarter of 2019 and a decline in certain transactional revenues in connection with the COVID-19 pandemic. These decreases were slightly offset by growth in our repair cost estimating solutions revenue.

Cost of Revenues

Cost of revenues for our Insurance segment was $147.3 million for the three months ended June 30, 2020 compared to $160.6 million for the three months ended June 30, 2019, a decrease of $13.3 million or 8.3%. Our recent acquisitions and dispositions within the Insurance segment represented a net decrease of $0.5 million in cost of revenues. The remaining cost of revenues decreased $12.8 million or 8.4% primarily due to decreases in salaries and employee benefits of $6.8 million, travel expenses of $3.7 million, data costs of $2.9 million, professional consulting fees of $0.5 million, and other operating expenses of $0.4 million. The decrease in salaries and employee benefits mostly resulted from a reduction in our annual short-term incentives and the impact from the timing change in our annual long-term equity incentive grants from the second quarter in the prior year to the first quarter in current year. The decrease in travel expense primarily resulted from travel restrictions in connection with the COVID-19 pandemic and a reduction in travel-related costs due to the sale of our aerial imagery sourcing group in February 2020. These decreases were partially offset by an increase in information technology expense of $1.5 million.

Cost of revenues for our Insurance segment was $310.6 million for the six months ended June 30, 2020 compared to $313.3 million for the six months ended June 30, 2019, a decrease of $2.7 million or 0.8%. Our recent acquisitions and dispositions within the Insurance segment represented an increase of $5.0 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $7.7 million or 2.6% primarily due to decreases in travel expenses of $4.7 million, salaries and employee benefits of $3.9 million, data costs of $3.9 million, and other operating expenses of $0.2 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic and a reduction in travel-related costs due to the sale of our aerial imagery sourcing group in February 2020. The decrease in salaries and employee benefits was mostly resulting from a reduction in our annual short-term incentives. These decreases were partially offset by increases in information technology expenses of $4.0 million and professional consulting fees of $1.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Insurance segment were $56.6 million for the three months ended June 30, 2020 compared to $67.5 million for the three months ended June 30, 2019, a decrease of $10.9 million or 16.2%. Our recent acquisitions and dispositions accounted for an increase of $1.5 million, which was primarily related to salaries and employee benefits. Our acquisition-related costs (earn-out) accounted for a decrease of $2.2 million. The remaining SGA decrease of $10.2 million or 16.6% was primarily due to decreases in salaries and employee benefits of $5.2 million, travel expenses of $2.5 million, professional consulting costs of $1.0 million, information technology expenses of $0.8 million, and other general expenses of $0.7 million. The decrease in salaries and employee benefits mostly resulted from the impact from the timing change in our annual long-term equity incentive grants from the second quarter in the prior year to the first quarter in current year.

Selling, general and administrative expenses for our Insurance segment were $125.0 million for the six months ended June 30, 2020 compared to $137.2 million for the six months ended June 30, 2019, a decrease of $12.2 million or 8.9%. Our recent acquisitions and dispositions accounted for an increase of $6.2 million, which was primarily related to salaries and employee benefits. Our acquisition-related costs (earn-out) accounted for a decrease of $9.5 million. The remaining SGA decrease of $8.9 million or 7.3% was primarily due to decreases in professional consulting costs of $3.3 million, travel expenses of $2.7 million, information technology expenses of $1.6 million, and other general expenses of $1.8 million. These decreases were partially offset by an increase in salaries and employee benefits of $0.5 million.

Other Operating Income

Other operating income was $15.9 million for the six months ended June 30, 2020 compared to $0 for the six months ended June 30, 2019, an increase of $15.9 million, primarily related to a gain associated with the disposition of our compliance background screening business.

EBITDA Margin

EBITDA for our Insurance segment was $554.7 million for the six months ended June 30, 2020 compared to $474.0 million for the six months ended June 30, 2019. The EBITDA margin for our Insurance segment was 56.8% for the six months ended June 30, 2020 compared to 51.3% for the six months ended June 30, 2019. The increase in EBITDA margin was primarily related to cost discipline, the gain on sale of our compliance background screening business, a reduction in travel expenses as a result of COVID-19, and a decrease in acquisition-related costs (earn-outs) as discussed above.

Energy and Specialized Markets

Revenues

Revenues for our Energy and Specialized Markets segment were $154.4 million for the three months ended June 30, 2020 compared to $137.3 million for the three months ended June 30, 2019, an increase of $17.1 million or 12.4%. Our recent acquisition, Genscape, within this segment contributed revenues of $22.8 million. The remaining decrease in Energy and Specialized Markets revenue of $5.7 million or 4.1% was primarily due to declines in cost intelligence solutions' implementation projects that did not reoccur and consulting revenue in connection with the COVID-19 pandemic. These declines were slightly offset by increases in our environmental health and safety service revenue, core research solutions and weather analytics revenue.

Revenues for our Energy and Specialized Markets segment were $314.5 million for the six months ended June 30, 2020 compared to $265.8 million for the six months ended June 30, 2019, an increase of $48.7 million or 18.3%. Our recent acquisitions, the CaaS business and Genscape, within this segment contributed revenues of $51.6 million.  The remaining decrease in Energy and Specialized Markets revenue of $2.9 million or 1.1% was primarily due to declines in cost intelligence solutions' implementation projects that did not reoccur and consulting revenue in connection with the COVID-19 pandemic. These declines were slightly offset by increases in our environmental health and safety service revenue, core research solutions and weather analytics revenue.

Cost of Revenues

Cost of revenues for our Energy and Specialized Markets segment was $66.0 million for the three months ended June 30, 2020 compared to $57.4 million for the three months ended June 30, 2019, an increase of $8.6 million or 14.7%. Our recent acquisitions accounted for an increase of $11.6 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $3.0 million or 5.2% primarily due to decreases in travel expenses of $4.0 million, professional consulting costs of $1.1 million, and salaries and employee benefits costs of $0.9 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by increases in information technology expenses of $0.4 million, data costs of $0.1 million, and other operating expenses of $2.5 million.

Cost of revenues for our Energy and Specialized Markets segment was $136.5 million for the six months ended June 30, 2020 compared to $111.9 million for the six months ended June 30, 2019, an increase of $24.6 million or 21.9%. Our recent acquisitions accounted for an increase of $27.0 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $2.4 million or 2.2% primarily due to decreases in travel expenses of $4.9 million, and professional consulting costs of $1.3 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by increases in information technology expenses of $1.0 million, data costs of $0.4 million, and other operating expenses of $2.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Energy and Specialized Markets segment were $35.5 million for the three months ended June 30, 2020 compared to $39.4 million for the three months ended June 30, 2019, a decrease of $3.9 million or 9.9%. Our recent acquisitions accounted for an increase of $3.6 million primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for a decrease of $2.5 million. The remaining SGA decreased $5.0 million or 13.4% primarily due to decreases in salaries and employee benefits costs of $3.5 million, travel expenses of $1.6 million, and professional consulting costs of $0.5 million. The decrease in salaries and employee benefits costs mostly resulted from the impact of the timing change in our annual long-term equity incentive grants from the second quarter in the prior year to the first quarter in current year and a reduction in our annual short-term incentives. These decreases were partially offset by increases in information technology expenses of $0.3 million, and other general expenses of $0.3 million.

Selling, general and administrative expenses for our Energy and Specialized Markets segment were $74.4 million for the six months ended June 30, 2020 compared to $75.7 million for the six months ended June 30, 2019, a decrease of $1.3 million or 1.7%. Our recent acquisitions accounted for an increase of $7.5 million primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for a decrease of $5.0 million. The remaining SGA decreased $3.8 million or 5.4% primarily due to decreases in travel expenses of $1.9 million, salaries and employee benefits costs of $1.6 million, and professional consulting costs of $0.8 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. The decrease in salaries and employee benefits mostly resulted from a reduction in our annual short-term incentives. These decreases were partially offset by increases in information technology expenses of $0.3 million, and other general expenses of $0.2 million.

EBITDA Margin

EBITDA for our Energy and Specialized Markets segment was $102.5 million for the six months ended June 30, 2020 compared to $77.5 million for the six months ended June 30, 2019. The EBITDA margin for our Energy and Specialized Markets segment was 32.6% for the six months ended June 30, 2020 compared to 29.2% for the six months ended June 30, 2019. The increase in EBITDA margin was primarily related to cost discipline, a reduction in travel expenses as a result of COVID-19, and a decrease in acquisition-related costs (earn-outs) as discussed above.

Financial Services

Revenues

Revenues for our Financial Services segment were $38.0 million for the three months ended June 30, 2020 compared to $44.3 million for the three months ended June 30, 2019, a decrease of $6.3 million or 14.1%. Our recent acquisition of Commerce Signals and dispositions of the retail analytics solution business and the data warehouse business contributed a net decrease in revenues of $4.9 million. The remaining decrease in Financial Services revenue of $1.4 million or 3.5% was primarily due to the impact of the COVID-19 pandemic.

Revenues for our Financial Services segment were $78.3 million for the six months ended June 30, 2020 compared to $87.3 million for the six months ended June 30, 2019, a decrease of $9.0 million or 10.3%. Our recent acquisition of Commerce Signals and dispositions of the retail analytics solution business and the data warehouse business contributed a net decrease in revenues of $8.6 million. This remaining decrease was in Financial Services revenue of $0.4 million or 0.5% was primarily due to the impact of the COVID-19 pandemic.

Cost of Revenues

Cost of revenues for our Financial Services segment was $22.5 million for the three months ended June 30, 2020 compared to $24.7 million for the three months ended June 30, 2019, a decrease of $2.2 million or 8.7%.  Our recent acquisition and dispositions within the Financial Services segment represented a net decrease of $1.1 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $1.1 million or 4.8% primarily due to decreases in travel expenses of $0.7 million, salaries and employee benefits costs of $0.4 million, data costs of $0.4 million, and professional consulting costs of $0.2 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. The decrease in salaries and employee benefits was mostly resulting from a reduction in our annual short-term incentives. These decreases were partially offset by increases in information technology expenses of $0.5 million, and other operating costs of $0.1 million.

Cost of revenues for our Financial Services segment was $46.4 million for the six months ended June 30, 2020 compared to $48.9 million for the six months ended June 30, 2019, a decrease of $2.5 million or 5.2%.  Our recent acquisition and dispositions within the Financial Services segment represented a net decrease of $1.3 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $1.2 million or 2.7% primarily due to decreases in salaries and employee benefits costs of $1.2 million, travel expenses of $0.9 million, and data costs of $0.1 million. The decrease in travel expenses was primarily resulting from travel restrictions in connection with the COVID-19 pandemic. The decrease in salaries and employee benefits mostly resulted from a reduction in our annual short-term incentives. These decreases were partially offset by increases in information technology expenses of $0.7 million, professional consulting costs of $0.1 million, and other operating costs of $0.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Financial Services segment were $4.3 million for the three months ended June 30, 2020 compared to $5.4 million for the three months ended June 30, 2019, a decrease of $1.1 million or 20.1%. Our recent acquisition and dispositions within the Financial Services segment represented a net decrease of $0.2 million, which was primarily related to salaries and employee benefits. The remaining SGA decreased $0.9 million or 17.1% primarily due to decreases in salaries and employee benefits costs of $0.6 million, travel expenses of $0.2 million, and other general expenses of $0.1 million. The decrease in salaries and employee benefits costs mostly resulted from the impact of the timing change in our annual long-term equity incentive grants from the second quarter in the prior year to the first quarter in current year and a reduction in our annual short-term incentives. The decrease in travel expenses was primarily resulting from travel restrictions in connection with the COVID-19 pandemic.

Selling, general and administrative expenses for our Financial Services segment were $9.1 million for the six months ended June 30, 2020 compared to $10.8 million for the six months ended June 30, 2019, a decrease of $1.7 million or 16.0%. Our recent acquisition and dispositions within the Financial Services segment represented a net decrease of $0.4 million, which was primarily related to salaries and employee benefits. The remaining SGA decreased $1.3 million or 12.8% primarily due to decreases in professional consulting costs of $0.6 million, travel expenses of $0.3 million, salaries and employee benefits costs of $0.2 million, information technology expenses of $0.1 million, and other general expenses of $0.1 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. The decrease in salaries and employee benefits was mostly resulting from a reduction in our annual short-term incentives.

Other Operating Income

Other operating income was $3.5 million for the six months ended June 30, 2020 compared to $0 for the six months ended June 30, 2019, an increase of $3.5 million, primarily related to a gain associated with the disposition of our data warehouse business.

EBITDA Margin

EBITDA for our Financial Services segment was $25.9 million for the six months ended June 30, 2020 compared to $27.4 million for the six months ended June 30, 2019. The EBITDA margin for our Financial Services segment was 33.1% for the six months ended June 30, 2020 compared to 31.3% for the six months ended June 30, 2019. The increase in EBITDA margin was primarily related to cost discipline and the gain on sale of our data warehouse business and a reduction in travel expenses as a result of COVID-19 as discussed above.

Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents and available-for-sale securities of $312.9 million and $188.2 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, or Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the six months ended June 30, 2020 and 2019, we repurchased $248.8 million and $125.0 million, respectively, of our common stock. For the six months ended June 30, 2020 and 2019, we also paid dividends of $87.9 million and $81.9 million, respectively.

Despite current market conditions as a result of the COVID-19 pandemic, we have not observed a loss of any significant customers, a significant deterioration in the collectability of receivables, a significant reduction in our liquidity, nor a significant decline in subscription renewal rates. We continue to maintain sufficient financial resources to meet our debt and operating obligations, an investment-grade credit rating, staggered debt maturities with no debt maturity until May 2021, and ongoing access to our Credit Facility and the investment grade debt markets.

Financing and Financing Capacity

On May 8, 2020, we completed an issuance of $500.0 million aggregate principal amount of 3.625% senior notes due 2050, or the "2050 notes". The 2050 notes mature on May 15, 2050 and accrue interest at a fixed rate of 3.625% per annum. Interest is payable semiannually on the 2050 notes on May 15th and November 15th of each year, beginning on November 15, 2020. The 2050 notes were issued at a discount of $5.2 million and we incurred debt issuance costs of $5.7 million. The original issue discount and debt issuance costs will be amortized over the life of the 2050 notes. The net proceeds from the issuance of the 2050 notes were utilized to partially repay the Credit Facility and for general corporate purposes. The indenture governing the 2050 notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $3,150.0 million and $3,145.0 million at June 30, 2020 and December 31, 2019, respectively, and we were in compliance with our financial and other debt covenants.

As of June 30, 2020, we had a borrowing capacity of $1,000.0 million under the Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the share repurchase program, or the Repurchase Program. As of June 30, 2020, we were in compliance with all financial and other debt covenants under the Credit Facility.

We are considering the implications of the transition of LIBOR to alternative reference rate measures that will likely become effective post December 2021. We believe that there is still some uncertainty over what these rates will be but one possibility for U.S. dollar LIBOR would be the Secured Overnight Financing Rate, or SOFR. As this decision has not been finalized at the time of amending our Credit Facility agreement, there is no definitive alternative rate proposed in the current contract. We are, however, reviewing the potential impact on the application of this rate on our interest expense once it becomes applicable. As our only current contract extending beyond 2021, that is subject to the LIBOR rate is the Credit Facility, the impact will be dependent on what the outstanding borrowing amount is on the Credit Facility and the relevant interest rate that will be contractually applicable. Should we amend our Credit Facility to reflect SOFR, based on recent borrowings and applicable SOFR, we do not anticipate to have a material impact on the business.

As of June 30, 2020 and December 31, 2019, the available capacity under the Credit Facility was $994.8 million and $500.2 million, net of the letters of credit of $5.2 million and $4.8 million, respectively. We had no outstanding borrowings under the Credit Facility as of June 30, 2020 and had $495.0 million as of December 31, 2019. During the six months ended June 30, 2020, we had borrowings of $265.0 million and repayments of $760.0 million under the Credit Facility.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Percentage change	2020	2019	Percentage change
	(in millions)
Net cash provided by operating activities	$249.5	$200.3	24.6%	$612.1	$566.4	8.1%
Net cash used in investing activities	$(58.2)	$(47.8)	21.8%	$(145.7)	$(168.1)	(13.3)%
Net cash used in financing activities	$(87.0)	$(179.8)	(51.6)%	$(342.4)	$(386.2)	(11.3)%

Operating Activities

Net cash provided by operating activities was $249.5 million for the three months ended June 30, 2020 compared to $200.3 million for the three months ended June 30, 2019. The increase in net cash provided by operating activities for the three months ended June 30, 2020 was due to an increase in customer collections and operating profit, a reduction in travel payments as a result of COVID-19, as well as a deferral of federal income taxes and certain employer payroll taxes resulting from the CARES Act, partially offset by earnout payments of $65.1 million.

Net cash provided by operating activities was $612.1 million for the six months ended June 30, 2020 compared to $566.4 million for the six months ended June 30, 2019. Net cash provided by operating activities for the six months ended June 30, 2020 was due to an increase in customer collections and operating profit, a reduction in travel payments in the second quarter as a result of COVID-19, as well as a deferral of federal income taxes and certain employer payroll taxes resulting from the CARES Act, partially offset by earnout payments of $65.1 million.

Investing Activities

Net cash used in investing activities of $58.2 million for the three months ended June 30, 2020 was primarily related to capital expenditures of $56.7 million. Net cash used in investing activities of $47.8 million for the three months ended June 30, 2019 was primarily related to capital expenditures of $46.9 million.

Net cash used in investing activities of $145.7 million for the six months ended June 30, 2020 was primarily related to capital expenditures of $109.6 million and the disposed business and cash of $63.8 million in exchange for a non-controlling 35.0% ownership interest in the nonpublic company, Vexcel Group, Inc, or Vexcel, partially offset by proceeds of $23.1 million from the sale of our compliance background screening business. Net cash used in investing activities of $168.1 million for the six months ended June 30, 2019 was primarily related to an acquisition of $69.1 million and capital expenditures of $92.1 million.

Financing Activities

Net cash used in financing activities of $87.0 million for the three months ended June 30, 2020 was primarily driven by net repayments on our Credit Facility of $440.0 million, repurchases of common stock of $75.0 million, payment of contingent liability related to acquisitions of $34.2, and dividend payments of $44.0 million, partially offset by net proceeds from issuance of the senior notes of $494.8 million and proceeds from stock options exercised of $22.9 million. Net cash used in financing activities of $179.8 million for the three months ended June 30, 2019 was primarily driven by net repayments on our Credit Facility of $100.0 million, repurchases of common stock of $50.0 million, and dividend payments of $41.0 million, partially offset by proceeds from stock option exercises of $20.7 million.

Net cash used in financing activities of $342.4 million for the six months ended June 30, 2020 was primarily driven by net repayments on our Credit Facility of $495.0 million, repurchases of common stock of $248.8 million, payment of contingent liability related to acquisitions of $34.2, and dividend payments of $87.9 million, partially offset by net proceeds from issuance of the senior notes of $494.8 million and proceeds from stock options exercised of $42.1 million. Net cash used in financing activities of $386.2 million for the six months ended June 30, 2019 was primarily driven by net repayments on our Credit Facility of $345.0 million and repayment of our 4.875% senior notes of $250.0 million on January 15, 2019, repurchases of common stock of $125.0 million, and dividend payments of $81.9 million, partially offset by net proceeds from issuance of senior notes of $397.9 million, and proceeds from stock option exercises of $32.3 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 18, 2020 except for the 2050 notes disclosed in Financing and Financing Capacity within this Management's Discussion and Analysis of Financial Condition and Results of Operations in this interim report on Form 10-Q.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other postretirement benefits, stock based compensation, income taxes and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 18, 2020. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the items noted below.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks at June 30, 2020 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 18, 2020.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 15 to our condensed consolidated financial statements for the six months ended June 30, 2020 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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

Issuer Purchases of Equity Securities

Our board of directors has authorized the Repurchase Program since May 2010, of up to $3.8 billion, inclusive of the $500.0 million authorization approved by the board on February 12, 2020. As of June 30, 2020, we had $378.8 million available to repurchase shares. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $3,421.2 million. Our share repurchases for the quarter ended June 30, 2020 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
April 1, 2020 through April 30, 2020	430,477	(1)	$139.38	(1)	430,477	$378.8
May 1, 2020 through May 31, 2020	—		$—		—	$378.8
June 1, 2020 through June 30, 2020	61,052	(1)	$152.59	(1)	61,052	$378.8
	491,529	(1)	$152.59	(1)	491,529

(1) In March 2020, we entered into an Accelerated Share Repurchase, or ASR agreement, to repurchase shares of our common stock for an aggregate purchase price of $75.0 million with Bank of America N.A. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $75.0 million in April 2020, we received 430,477 shares of our common stock at a price of $139.38 per share. Upon the final settlement in June 2020, we received an additional 61,052 shares as determined by the daily volume weighted average share price of our common stock during the term of the ASR agreement, bringing the total shares received under this ASR agreement to 491,529 and a final average price paid of $152.59 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: August 4, 2020	By:	/s/ Lee M. Shavel
Lee M. Shavel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)