Form 10-Q
period 2020-09-30
Verisk Analytics, Inc.
filed 2020-11-04
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, there were 162,589,797 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of September 30, 2020 and December 31, 2019

	2020	2019
	(in millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$221.8	$184.6
Accounts receivable, net of allowance for doubtful accounts of $16.1 and $11.7, respectively	433.4	441.6
Prepaid expenses	82.3	60.9
Income taxes receivable	26.0	25.9
Other current assets	36.2	17.8
Current assets held for sale	—	14.1
Total current assets	799.7	744.9
Noncurrent assets:
Fixed assets, net	606.4	548.1
Operating lease right-of-use assets, net	237.8	218.6
Intangible assets, net	1,316.3	1,398.9
Goodwill	3,924.9	3,864.3
Deferred income tax assets	9.5	9.8
Other noncurrent assets	325.0	159.8
Noncurrent assets held for sale	—	110.8
Total assets	$7,219.6	$7,055.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$369.3	$375.0
Acquisition-related liabilities	12.7	111.2
Short-term debt and current portion of long-term debt	460.4	499.4
Deferred revenues	531.7	440.1
Operating lease liabilities	39.2	40.6
Income taxes payable	9.6	6.8
Current liabilities held for sale	—	18.7
Total current liabilities	1,422.9	1,491.8
Noncurrent liabilities:
Long-term debt	2,698.9	2,651.6
Deferred income tax liabilities	369.2	356.0
Operating lease liabilities	240.2	208.1
Other liabilities	67.1	48.8
Noncurrent liabilities held for sale	—	38.1
Total liabilities	4,798.3	4,794.4
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 162,751,449 and 163,161,564 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,464.6	2,369.1
Treasury stock, at cost, 381,251,589 and 380,841,474 shares, respectively	(4,132.9)	(3,849.9)
Retained earnings	4,630.4	4,228.4
Accumulated other comprehensive losses	(540.9)	(486.9)
Total stockholders’ equity	2,421.3	2,260.8
Total liabilities and stockholders’ equity	$7,219.6	$7,055.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except for share and per share data)
Revenues	$702.7	$652.7	$2,071.2	$1,930.3
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	240.0	242.9	733.4	717.0
Selling, general and administrative	96.4	255.0	304.8	478.7
Depreciation and amortization of fixed assets	49.4	45.8	141.3	138.0
Amortization of intangible assets	41.5	33.3	123.6	100.1
Other operating loss (income)	—	6.2	(19.4)	6.2
Total operating expenses	427.3	583.2	1,283.7	1,440.0
Operating income	275.4	69.5	787.5	490.3
Other income (expense):
Investment (loss) income and others, net	(0.1)	0.7	(3.1)	(0.3)
Interest expense	(35.3)	(31.3)	(102.9)	(93.7)
Total other expense, net	(35.4)	(30.6)	(106.0)	(94.0)
Income before income taxes	240.0	38.9	681.5	396.3
Provision for income taxes	(54.2)	(6.0)	(145.0)	(78.6)
Net income	$185.8	$32.9	$536.5	$317.7
Basic net income per share	$1.14	$0.20	$3.30	$1.94
Diluted net income per share	$1.12	$0.20	$3.24	$1.91
Weighted-average shares outstanding:
Basic	162,502,191	163,580,563	162,589,473	163,617,580
Diluted	165,731,226	166,779,618	165,519,899	166,673,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income	$185.8	$32.9	$536.5	$317.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	115.0	(87.3)	(57.7)	(89.7)
Pension and postretirement liability adjustment	1.3	1.1	3.7	3.2
Total other comprehensive income (loss)	116.3	(86.2)	(54.0)	(86.5)
Comprehensive income (loss)	$302.1	$(53.3)	$482.5	$231.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended September 30, 2020 and 2019

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, July 1, 2020	544,003,038	$0.1	$2,432.8	$(4,088.4)	$4,488.8	$(657.2)	$2,176.1
Net income	—	—	—	—	185.8	—	185.8
Common stock dividend (1)	—	—	—	—	(44.2)	—	(44.2)
Other comprehensive income	—	—	—	—	—	116.3	116.3
Treasury stock acquired (276,290 shares)	—	—	—	(50.0)	—	—	(50.0)
Stock options exercised (492,135 shares transferred from treasury stock)	—	—	20.7	5.3	—	—	26.0
Restricted stock lapsed (1,721 shares transferred from treasury stock)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	10.0	—	—	—	10.0
Net share settlement from restricted stock awards (288 shares withheld for tax settlement)	—	—	—	—	—	—	—
Other stock issuances (13,637 shares transferred from treasury stock)	—	—	1.1	0.2	—	—	1.3
Balance, September 30, 2020	544,003,038	$0.1	$2,464.6	$(4,132.9)	$4,630.4	$(540.9)	$2,421.3

Balance, July 1, 2019	544,003,038	$0.1	$2,336.9	$(3,679.4)	$4,145.3	$(592.2)	$2,210.7
Net income	—	—	—	—	32.9	—	32.9
Common stock dividend (1)	—	—	—	—	(41.6)	—	(41.6)
Other comprehensive loss	—	—	—	—	—	(86.2)	(86.2)
Treasury stock acquired (490,716 shares)	—	—	—	(75.0)	—	—	(75.0)
Stock options exercised (252,172 shares transferred from treasury stock)	—	—	10.6	2.4	—	—	13.0
Restricted stock lapsed (1,636 shares transferred from treasury stock)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8.8	—	—	—	8.8
Net share settlement from restricted stock awards (240 shares withheld for tax settlement)	—	—	—	—	—	—	—
Other stock issuances (13,657 shares transferred from treasury stock)	—	—	1.0	0.1	—	—	1.1
Balance, September 30, 2019	544,003,038	$0.1	$2,357.3	$(3,751.9)	$4,136.6	$(678.4)	$2,063.7

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Nine Months Ended September 30, 2020 and 2019

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, January 1, 2020	544,003,038	$0.1	$2,369.1	$(3,849.9)	$4,228.4	$(486.9)	$2,260.8
Adjustment to opening retained earnings related to Topic 326	—	—	—	—	(2.4)	—	(2.4)
Net income	—	—	—	—	536.5	—	536.5
Common stock dividend (1)	—	—	—	—	(132.1)	—	(132.1)
Other comprehensive loss	—	—	—	—	—	(54.0)	(54.0)
Treasury stock acquired (1,892,187 shares)	—	—	—	(298.8)	—	—	(298.8)
Stock options exercised (1,308,469 shares transferred from treasury stock)	—	—	57.9	13.9	—	—	71.8
Restricted stock lapsed (137,811 shares transferred from treasury stock)	—	—	(1.5)	1.5	—	—	—
Stock based compensation	—	—	39.1	—	—	—	39.1
Net share settlement from restricted stock awards (25,187 shares withheld for tax settlement)	—	—	(3.5)	—	—	—	(3.5)
Other stock issuances (35,792 shares transferred from treasury stock)	—	—	3.5	0.4	—	—	3.9
Balance, September 30, 2020	544,003,038	$0.1	$2,464.6	$(4,132.9)	$4,630.4	$(540.9)	$2,421.3

Balance, January 1, 2019	544,003,038	$0.1	$2,283.0	$(3,563.2)	$3,942.6	$(591.9)	$2,070.6
Net income	—	—	—	—	317.7	—	317.7
Common stock dividend (1)	—	—	—	—	(123.7)	—	(123.7)
Other comprehensive loss	—	—	—	—	—	(86.5)	(86.5)
Treasury stock acquired (1,488,779 shares)	—	—	—	(200.0)	—	—	(200.0)
Stock options exercised (970,348 shares transferred from treasury stock)	—	—	41.8	9.3	—	—	51.1
Restricted stock lapsed (163,989 shares transferred from treasury stock)	—	—	(1.6)	1.6	—	—	—
Stock based compensation	—	—	36.4	—	—	—	36.4
Net share settlement from restricted stock awards (37,875 shares withheld for tax settlement)	—	—	(5.1)	—	—	—	(5.1)
Other stock issuances (35,562 shares transferred from treasury stock)	—	—	2.8	0.4	—	—	3.2
Balance, September 30, 2019	544,003,038	$0.1	$2,357.3	$(3,751.9)	$4,136.6	$(678.4)	$2,063.7

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For The Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Cash flows from operating activities:
Net income	$185.8	$32.9	$536.5	$317.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	49.4	45.8	141.3	138.0
Amortization of intangible assets	41.5	33.3	123.6	100.1
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.5	1.6	1.3	3.5
Provision for doubtful accounts	1.4	1.8	6.8	5.1
Loss (gain) on sale of assets	—	6.2	(19.4)	6.2
Stock-based compensation	10.0	8.8	39.1	36.4
Realized gain on available-for-sale securities, net	—	(0.1)	—	(0.7)
Deferred income taxes	12.4	(27.4)	10.9	(27.4)
Loss on disposal of fixed assets, net	0.1	—	0.5	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	26.8	35.2	(3.6)	(54.5)
Prepaid expenses and other assets	(8.3)	(9.2)	(62.1)	(19.9)
Operating lease right-of-use assets, net	9.3	9.9	28.6	28.5
Income taxes	(63.3)	2.7	3.3	13.9
Acquisition-related liabilities	(0.1)	44.9	(63.4)	40.5
Accounts payable and accrued liabilities	39.3	138.7	(12.1)	152.7
Deferred revenues	(90.5)	(95.3)	94.3	71.5
Operating lease liabilities	(8.7)	(8.7)	(16.6)	(27.2)
Other liabilities	1.5	(7.5)	10.2	(4.5)
Net cash provided by operating activities	207.1	213.6	819.2	779.9
Cash flows from investing activities:
Acquisitions, net of cash acquired of $5.2 and $3.1 and $5.2 and $6.8, respectively	(151.9)	(40.4)	(151.9)	(109.5)
Escrow funding associated with acquisitions	(8.0)	(4.5)	(8.0)	(4.5)
Proceeds from sale of assets	—	—	23.1	—
Purchase of investments in a nonpublic company	—	—	(63.8)	—
Capital expenditures	(64.8)	(60.7)	(174.4)	(152.8)
Other investing activities, net	5.7	(0.8)	10.3	(7.7)
Net cash used in investing activities	(219.0)	(106.4)	(364.7)	(274.5)
Cash flows from financing activities:
Repayments of short-term debt, net	—	(60.0)	(495.0)	(405.0)
Proceeds from issuance of short-term debt with original maturities greater than three months	—	—	20.0	—
Repayments of short-term debt with original maturities greater than three months	—	—	(20.0)	—
Repayments of current portion of long-term debt	—	—	—	(250.0)
Proceeds from issuance of long-term debt, inclusive of original issue premium and net of original issue discount	—	221.8	494.8	619.7
Payment of debt issuance costs	(0.1)	(1.2)	(5.7)	(5.3)
Repurchases of common stock	(50.0)	(75.0)	(298.8)	(200.0)
Proceeds from stock options exercised	26.0	13.5	68.3	45.8
Net share settlement from restricted stock awards	—	—	(3.5)	(5.1)
Dividends paid	(43.9)	(40.8)	(131.8)	(122.7)
Payment of contingent liability related to acquisitions	—	—	(34.2)	—
Other financing activities, net	(8.5)	(6.9)	(13.0)	(12.2)
Net cash (used in) provided by financing activities	(76.5)	51.4	(418.9)	(334.8)
Effect of exchange rate changes	0.8	(0.1)	1.3	1.7
(Decrease) increase in cash and cash equivalents	(87.6)	158.5	36.9	172.3
Cash and cash equivalents classified within current assets held for sale, beginning of period	—	—	0.3	—
Cash and cash equivalents, beginning of period	309.4	153.3	184.6	139.5
Cash and cash equivalents, end of period	$221.8	$311.8	$221.8	$311.8
Supplemental disclosures:
Income taxes paid	$107.1	$37.5	$132.8	$98.9
Interest paid	$19.2	$16.5	$82.9	$77.1
Noncash investing and financing activities:
Debt issuance costs included in accounts payable and accrued liabilities	$0.1	$1.3	$—	$1.3
Deferred tax liability established on date of acquisition	$1.8	$2.9	$1.8	$2.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$—	$247.6
Finance lease obligations	$23.8	$9.8	$25.4	$19.2
Operating lease additions, net of terminations	$2.3	$2.0	$47.5	$3.3
Tenant improvements included in Operating lease right-of-use assets, net	$0.1	$0.9	$0.1	$1.6
Fixed assets included in accounts payable and accrued liabilities	$1.1	$0.5	$1.1	$0.5
Dividend payable included in other liabilities	$0.1	$0.8	$0.5	$1.0
Gain on sale of assets included in other current and long-term assets	$—	$—	$3.5	$—
Held for sale assets contributed to a nonpublic company	$—	$—	$65.9	$—

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

The condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly the Company’s financial position, results of operations and cash flows. The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2020 have been prepared on the same basis as and should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. Certain reclassifications, including reflecting operating lease right-of-use assets, net, operating lease liabilities, and acquisition-related liabilities as a separate line item in 2019, have been made within the condensed consolidated statements of cash flows to conform to the respective 2020 presentation. The Company believes the disclosures made are adequate to keep the information presented from being misleading.

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

The Company adopted this amendment on March 12, 2020. There was no impact to the condensed consolidated financial statements as of and for the nine months ended September 30, 2020. The Company continues to monitor the transition of LIBOR to alternative reference rate measures that will likely become effective post December 2021.

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three and nine months ended September 30, 2020 and 2019. No individual customer or country outside of the U.S. accounted for 10.0% or more of the Company's consolidated revenues for the three and nine months ended September 30, 2020 or 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Insurance:
Underwriting & rating	$347.9	$312.5	$1,035.5	$933.1
Claims	150.7	156.5	438.9	460.4
Total Insurance	498.6	469.0	1,474.4	1,393.5
Energy and Specialized Markets	163.8	140.3	478.2	406.1
Financial Services	40.3	43.4	118.6	130.7
Total revenues	$702.7	$652.7	$2,071.2	$1,930.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
U.S.	$537.6	$515.9	$1,584.2	$1,489.8
U.K.	46.2	42.0	136.0	130.5
Other countries	118.9	94.8	351.0	310.0
Total revenues	$702.7	$652.7	$2,071.2	$1,930.3

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of September 30, 2020 and December 31, 2019, the Company had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (an amount of consideration is due) from the customer. As of September 30, 2020 and December 31, 2019, the Company had contract liabilities of $533.8 million and $443.2 million, respectively. The $90.6 million increase in contract liabilities from December 31, 2019 to September 30, 2020 was primarily due to billings of $405.6 million that were paid in advance, partially offset by $315.0 million of revenue recognized in the nine months ended September 30, 2020. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other liabilities" in the condensed consolidated balance sheet, respectively, as of September 30, 2020 and December 31, 2019.

The Company’s most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Revenues expected to be recognized in the future related to performance obligations, included within deferred revenues and other liabilities, that are unsatisfied were $533.8 million and $443.2 million as of September 30, 2020 and December 31, 2019, respectively. The disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 98% and 99% of the balance at September 30, 2020 and December 31, 2019, respectively.

The Company recognizes an asset for incremental costs of obtaining a contract with a customer if it expects the benefits of those costs to be longer than one year. As of September 30, 2020 and December 31, 2019, the Company had deferred commissions of $71.0 million and $63.7 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in the accompanying condensed consolidated balance sheets.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. The investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $3.7 million and $3.6 million as of September 30, 2020 and December 31, 2019, respectively. The investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in the accompanying condensed consolidated balance sheet. For the three and nine months ended September 30, 2020, the Company determined the provision for credit losses related to accounts receivable and investments in registered investment companies was immaterial.

The Company elected not to carry its long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. The Company assesses the fair value of these financial instruments based on an estimate of interest rates available to the Company for financial instruments with similar features, the Company’s current credit rating and spreads applicable to the Company. The following table summarizes the carrying value and estimated fair value of these financial instruments as of September 30, 2020 and December 31, 2019, respectively:

		2020		2019
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Current portion of long-term debt and long-term debt excluding finance lease liabilities and syndicated revolving credit facility debt issuance costs	Level 2	$3,140.4	$3,642.2	$2,650.4	$2,902.2

On February 1, 2020, the sale of the aerial imagery sourcing group was completed. The Company contributed the assets related to the disposed business and cash of $63.8 million in exchange for a non-controlling 35.0% ownership interest in a nonpublic company, Vexcel Group, Inc ("Vexcel"). As of September 30, 2020, the Company had an investment of $129.7 million related to such interest accounted for in accordance with ASC 820-10. The value of the investment is based on management estimates with the assistance of valuations performed by third party specialists. This investment was included in "Other noncurrent assets" in the accompanying condensed consolidated balance sheet. For the three and nine months ended September 30, 2020, there was no provision for credit losses related to this equity investment. Refer to Note 7. Dispositions for further discussion.

As of September 30, 2020 and December 31, 2019, the Company had securities of $14.0 million, which were accounted for under ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"). The Company does not have the ability to exercise significant influence over the investees’ operating and financial policies. As of September 30, 2020 and December 31, 2019, the Company also had an investment in a limited partnership of $14.9 million and $13.1 million, respectively, accounted for in accordance with ASC 323-10-25 as an equity method investment. These investments were included in "Other noncurrent assets" in the accompanying condensed consolidated balance sheet. For the three and nine months ended September 30, 2020, there was no provision for credit losses related to these investments.

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

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, ROU assets obtained, weighted-average remaining lease terms, and weighted-average discount rates for finance and operating leases for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost (1)	$13.4	$11.8	$38.7	$35.9
Finance lease costs
Depreciation of finance lease assets (2)	3.1	4.0	6.2	10.1
Interest on finance lease liabilities (3)	0.2	0.4	0.5	1.2
Total lease cost	$16.7	$16.2	$45.4	$47.2

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(13.4)	$(10.8)	$(39.0)	$(34.4)
Operating cash outflows from finance leases	$(0.2)	$(0.4)	$(0.5)	$(1.2)
Financing cash outflows from finance leases	$(8.6)	$(6.9)	$(13.0)	$(11.4)
Weighted-average remaining lease term in years - operating leases	9.3	9.5	9.3	9.5
Weighted-average remaining lease term in years - finance leases	2.6	2.8	2.6	2.8
Weighted-average discount rate - operating leases	4.1%	3.9%	4.1%	3.9%
Weighted-average discount rate - finance leases	4.0%	4.5%	4.0%	4.5%

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

(3) Included in "Interest expense" in the accompanying condensed consolidated statements of operations

The ROU assets and lease liabilities for finance leases were $29.1 million and $20.6 million, respectively, as of September 30, 2020. The ROU assets and lease liabilities for finance leases were $9.9 million and $7.7 million, respectively, as of December 31, 2019. The ROU assets for finance leases were included in "Fixed assets, net" in the accompanying condensed consolidated balance sheets. The lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in the accompanying condensed consolidated balance sheets (see Note 10. Debt).

Maturities of lease liabilities for the remainder of 2020 and the years through 2025 and thereafter are as follows:

	September 30, 2020
Years Ending	Operating Leases	Finance Leases
2020	$13.1	$0.7
2021	47.6	11.3
2022	43.4	9.7
2023	38.3	0.2
2024	29.1	—
2025 and thereafter	170.3	—
Total lease payments	341.8	21.9
Less: Amount representing interest	(62.4)	(1.3)
Present value of total lease payments	$279.4	$20.6

6. Acquisitions:

2020 Acquisition

On September 9, 2020, the Company acquired 100 percent of the stock of Franco Signor LLC ("Franco Signor"), for a net cash purchase price of $159.9 million, of which $8.0 million represents indemnity escrows. Franco Signor is a Medicare Secondary Payer compliance solutions provider to large employers, insurers and third-party administrators in the U.S. Franco Signor has become part of the claims category within the Company's Insurance segment and enhanced the solutions the Company currently offers, as well as added professional administrative services for Medicare Set Asides to the Company's suite of solutions. The preliminary purchase price allocation of the acquisitions is presented in the table below.

The preliminary purchase price allocation of the 2020 acquisition resulted in the following:

Franco Signor
Cash and cash equivalents (1)	$10.9
Accounts receivable	2.6
Other current assets	0.5
Fixed assets	0.5
Operating lease right-of-use assets, net	1.5
Intangible assets	59.2
Goodwill	99.9
Other assets	8.0
Total assets acquired	183.1
Current liabilities (1)	(6.4)
Deferred revenues	(0.4)
Operating lease liabilities	(1.4)
Deferred income tax, net	(1.8)
Other liabilities	(8.0)
Total liabilities assumed	(18.0)
Net assets acquired	165.1
Cash and cash equivalents	(10.9)
Restricted cash (1)	5.7
Cash acquired	(5.2)
Net cash purchase price	$159.9

_______________

(1) Within cash and cash equivalents, there is $5.7 million of restricted cash related to Franco Signor's professional administrative services for Medicare Set Asides, with an offsetting liability of $5.7 million included within current liabilities.

The preliminary amounts assigned to intangible assets by type for the 2020 acquisition are summarized in the table below:

	Weighted Average Useful Life in Years	Total
Technology	6	$2.1
Marketing	5	1.2
Customer	11	55.9
Total intangible assets		$59.2

The preliminary allocations of the purchase price for the 2020 and 2019 acquisitions with less than a year ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on the condensed consolidated financial statements. The allocations of the purchase price will be finalized once all the information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with the Company’s acquisitions include the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as the ability to grow the Company through adding additional customer relationships or new solutions in the future. Of the $99.9 million in goodwill associated with the Franco Signor acquisition, $22.8 million is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon the Company's valuation model and historical experiences with entities with similar business characteristics.

For the nine months ended  September 30, 2020, the Company finalized the purchase accounting for the acquisitions of Content as a Service ("CaaS") and Property Pres Wizard LLC during the measurement periods in accordance with ASC 805, Business Combinations. The impacts of finalization of the purchase accounting associated with these acquisitions were not material to the accompanying condensed consolidated statements of operations for the three and nine months ended  September 30, 2020 and 2019.

For the three and nine months ended  September 30, 2020, the Company incurred transaction costs of $0.5 million related to the 2020 acquisition. For the three and nine months ended  September 30, 2019, the Company incurred transaction costs of $0.3 million and $1.6 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in the accompanying condensed consolidated statements of operations.

The acquisition of Franco Signor was immaterial to the Company's condensed consolidated financial statements for the three and nine months ended  September 30, 2020 and 2019, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, the Company has funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the applicable acquisition date. At  September 30, 2020 and  December 31, 2019, the current portion of the escrows amounted to $1.7 million and $0.5 million, respectively, and the noncurrent portion of the escrows amounted to $16.8 million and $10.5 million, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and “Other assets” in the accompanying condensed consolidated balance sheets, respectively.

The acquisitions of Power Advocate, Inc., Healix International Holdings Limited, Emergence Network Intelligence Limited, Validus-IVC Limited, Arium Limited, and Rebmark Legal Solutions Limited include acquisition related contingencies, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and EBITDA margin earn-out targets for exceptional performance. The Company believes that the liabilities recorded as of  September 30, 2020 and  December 31, 2019 reflect the best estimate of acquisition related contingent payments. The associated current acquisition related liabilities were $12.6 million and $111.2 million as of  September 30, 2020 and December 31, 2019, respectively. The decrease in the current acquisition related liabilities is related to earnout payments of $98.6 million through the nine months ended September 30, 2020. The associated noncurrent acquisition related liabilities for these acquisitions were $0.2 million as of  September 30, 2020 and  December 31, 2019.

7. Dispositions:

In the third quarter of 2019, the Company sold its retail analytics solution business for $2.0 million excluding contingent and indemnity escrows of $0.4 million. The sale resulted in a loss of $6.2 million that was included within "Other operating loss (income)" in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019.

In the fourth quarter of 2019, the Company’s compliance background screening business and the aerial imagery sourcing group within the remote imagery business qualified as assets held for sale. These assets held for sale were part of the claims category within the Company’s Insurance segment as of December 31, 2019.

On February 1, 2020, the sale of the aerial imagery sourcing group was completed. The Company contributed assets related to the disposed business, including cash of $63.8 million, in exchange for a non-controlling 35.0% ownership interest in a nonpublic company, Vexcel. The Company determined the fair value of the securities associated with the non-controlling ownership interest in Vexcel with the assistance of valuations performed by third party specialists, including the discounted cash flow analysis and estimates made by management. The securities were concluded not to have a readily determinable fair value and did not qualify for the practical expedient to estimate fair value in accordance with ASC 820-10. At each subsequent reporting period, the Company is required to perform a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. The contributed assets approximated the fair value of the equity securities related to the non-controlling ownership interest; therefore, there was no gain or loss recorded in conjunction with this disposition for the nine months ended September 30, 2020.

On February 14, 2020, the sale of the compliance background screening business was completed for net cash proceeds of $23.1 million. A gain of $15.9 million was included in "Other operating loss (income)" within the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020.

In the first quarter of 2020, the Company's data warehouse business within the Financial Services segment qualified as assets held for sale and was sold on March 1, 2020. The Company recorded a gain of $3.5 million in "Other operating loss (income)" within the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020.

8. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2019 through September 30, 2020, both in total and as allocated to the Company’s operating segments:

	Insurance	Energy and Specialized Markets	Financial Services	Total
Goodwill at December 31, 2019	$998.8	$2,389.5	$476.0	$3,864.3
Current year acquisition	99.9	—	—	99.9
Purchase accounting reclassifications	3.1	(1.2)	(0.2)	1.7
Current period adjustment (1)	21.4	(19.5)	—	1.9
Foreign currency translation	(9.6)	(32.9)	(0.4)	(42.9)
Goodwill at September 30, 2020	$1,113.6	$2,335.9	$475.4	$3,924.9

_____________

(1) Of which $19.5 million relates to a segment reclassification, refer to Note 14. Segment Reporting

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then an impairment loss is recorded for the difference between the carrying amount and the fair value of the reporting unit. The Company completed the required annual impairment test as of June 30, 2020, and concluded that there was no impairment of goodwill. There were no triggering events for the three months ended September 30, 2020 that would impact the results of the impairment test performed as of June 30, 2020

The Company’s intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life in Years	Cost	Accumulated Amortization	Net
September 30, 2020
Technology	7	$519.8	$(330.2)	$189.6
Marketing	16	261.6	(105.4)	156.2
Contract	6	5.0	(5.0)	—
Customer	13	947.8	(328.2)	619.6
Database	19	475.4	(124.5)	350.9
Total intangible assets		$2,209.6	$(893.3)	$1,316.3
December 31, 2019
Technology	7	$519.2	$(291.9)	$227.3
Marketing	16	265.3	(94.3)	171.0
Contract	6	5.0	(5.0)	—
Customer	13	901.2	(278.0)	623.2
Database	19	484.6	(107.2)	377.4
Total intangible assets		$2,175.3	$(776.4)	$1,398.9

Amortization expense related to intangible assets for the three months ended  September 30, 2020 and 2019 was $41.5 million and $33.3 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2020 and 2019 was $123.6 million and $100.1 million, respectively. Estimated amortization expense for the remainder of 2020 and the years through 2025 and thereafter for intangible assets subject to amortization is as follows:

Year	Amount
2020	$42.3
2021	158.4
2022	146.8
2023	134.7
2024	129.9
2025 and thereafter	704.2
$1,316.3

9. Income Taxes:

The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 22.6% and 21.3% compared to the effective tax rate for the three and nine months ended September 30, 2019 of 15.5% and 19.8%. The effective tax rate for the three months ended September 30, 2020 was higher than the September 30, 2019 effective tax rate primarily due to lower impact of tax benefits from equity compensation in the current period versus the prior period, the deferred tax impact of the tax rate increase in the United Kingdom that took place and was recorded in the current period, and favorable audit settlement benefits recognized in the prior period. These increases were partially offset by lower nondeductible earn-out expenses in the current period versus the prior period. The effective tax rate for the nine months ended September 30, 2020 was higher than the September 30, 2019 effective tax rate primarily due to the deferred tax impact of the tax rate increase in the United Kingdom that took place in and was recorded in the current period, favorable audit settlement benefits recognized in the prior period, and the tax expense recorded in the current period in connection with the Company’s disposition of its aerial imagery sourcing business resulting from differences in the book and tax basis of the assets and entities disposed of. These increases were partially offset by lower nondeductible earn-out expenses in the current period versus the prior period. The difference between statutory tax rates and the Company’s effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local taxes.

10. Debt:

The following table presents short-term and long-term debt by issuance as of September 30, 2020 and December 31, 2019:

	Issuance Date	Maturity Date	2020	2019
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$—	$495.0
Senior notes:
5.800% senior notes, less unamortized discount and debt issuance costs of $(0.3)	4/6/2011	5/1/2021	449.7	—
Finance lease liabilities (1)	Various	Various	10.7	4.4
Short-term debt and current portion of long-term debt			460.4	499.4
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(10.9)	5/13/2020	5/15/2050	489.1	—
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $12.8 and $13.9, respectively	3/6/2019	3/15/2029	612.8	613.9
4.000% senior notes, less unamortized discount and debt issuance costs of $(5.7) and $(6.7), respectively	5/15/2015	6/15/2025	894.3	893.3
5.500% senior notes, less unamortized discount and debt issuance costs of $(4.3) and $(4.5), respectively	5/15/2015	6/15/2045	345.7	345.5
4.125% senior notes, less unamortized discount and debt issuance costs of $(1.2) and $(1.6), respectively	9/12/2012	9/12/2022	348.8	348.4
5.800% senior notes, less unamortized discount and debt issuance costs of $(0.7)	4/6/2011	5/1/2021	—	449.3
Finance lease liabilities (1)	Various	Various	9.9	3.3
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.7)	(2.1)
Long-term debt			2,698.9	2,651.6
Total debt			$3,159.3	$3,151.0

_______________

(1) Refer to Note 5. Leases

On May 8, 2020, the Company completed an issuance of $500.0 million aggregate principal amount of 3.625% senior notes due 2050 (the "2050 notes"). The 2050 notes mature on May 15, 2050 and accrue interest at a fixed rate of 3.625% per annum. Interest is payable semiannually on the 2050 notes on May 15th and November 15th of each year, beginning on November 15, 2020. The 2050 notes were issued at a discount of $5.2 million, and the Company incurred debt issuance costs of $5.7 million. The original issue discount and debt issuance costs were included in "Long-term debt" in the accompanying condensed consolidated balance sheets, and these costs will be amortized to "Interest expense" in the accompanying consolidated statements of operations over the life of the 2050 notes. The net proceeds from the issuance of the 2050 notes were utilized to partially repay the committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility") and for general corporate purposes. The indenture governing the 2050 notes restricts the Company's ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of the Company's assets, or merge with or into, any other person or entity. As of September 30, 2020 and December 31, 2019, the Company had senior notes with an aggregate principal amount of $3,150.0 million and $2,650.0 million outstanding, respectively, and was in compliance with their financial and other debt covenants.

As of September 30, 2020, the Company had a $1,000.0 million committed senior unsecured Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends, and the share repurchase program (the "Repurchase Program"). As of September 30, 2020, the Company was in compliance with all financial and other debt covenants under the Credit Facility. As of September 30, 2020 and December 31, 2019, the available capacity under the Credit Facility was $994.8 million and $500.2 million, net of the letters of credit of $5.2 million and $4.8 million, respectively.

11. Stockholders’ Equity:

The Company has 2,000,000,000 shares of authorized common stock as of  September 30, 2020 and December 31, 2019. The Company's common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board.

The Company has 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. The Company did not issue any preferred shares as of September 30, 2020. At  September 30, 2020 and December 31, 2019, the adjusted closing price of Verisk's common stock was $185.31 and $148.61 per share, respectively.

On February 12, 2020, April 29, 2020 and July 29, 2020, the Company’s Board approved a cash dividend of $0.27 per share of common stock issued and outstanding to the holders of record as of March 13, 2020, June 15, 2020 and September 15, 2020, respectively. A cash dividend of $43.9 million, $44.0 million and $43.9 million was paid on March 31, 2020, June 30, 2020 and September 30, 2020, respectively, and recorded as a reduction to retained earnings. The Company paid a cash dividend of $40.9 million, $41.0 million and $40.8 million on March 29, 2019, June 28, 2019 and September 30, 2019 at $0.25 per share of common stock issued and outstanding to the holders of record as of March 15, 2019, June 14, 2019 and September 13, 2019, respectively.

Share Repurchase Program

Since May 2010, the Company has authorized repurchases of up to $3,800.0 million of its common stock through its Repurchase Program, inclusive of the $500.0 million authorization approved by the Board on February 12, 2020. Since the introduction of share repurchase as a feature of the Company's capital management strategies in 2010, the Company has repurchased shares with an aggregate value of $3,471.2 million. As of September 30, 2020, the Company had $328.8 million available to repurchase shares through its Repurchase Program. The Company has no obligation to repurchase stock under this program and intends to use this authorization as a means of offsetting dilution from the issuance of shares under the Verisk 2013 Equity Incentive Plan (the "2013 Incentive Plan"), the Verisk 2009 Equity Incentive Plan (the “2009 Incentive Plan”), the Company's sharesave plan (“UK Sharesave Plan”), and the employee stock purchase plan ("ESPP") while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.

In December 2019, March 2020 and June 2020, the Company entered into Accelerated Share Repurchase ("ASR") agreements to repurchase shares of its common stock for an aggregate purchase price of $50.0 million, $75.0 million and $50.0 million with HSBC Bank USA, N.A. and Bank of America, N.A., respectively. The ASR agreements are each accounted as a treasury stock transaction and forward stock purchase agreement indexed to the Company's common stock. The forward stock purchase agreements were each classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. Upon payment of the aggregate purchase price on January 2, 2020, April 1, 2020 and July 1, 2020, the Company received an aggregate delivery of 267,845, 430,477 and 235,018 shares of its common stock at a price of $149.34, $139.38 and $170.20, respectively. Upon the final settlement of the ASR agreements in February 2020, June 2020 and September 2020, the Company received additional shares of 40,901, 61,052 and 41,272, respectively, as determined by the volume weighted average share price of Verisk's common stock during the term of the ASR agreements. The aggregate purchase price was recorded as a reduction to stockholders' equity in the Company's condensed consolidated statements of changes in stockholders' equity for the nine months ended September 30, 2020. These repurchases of 1,076,565 shares for the nine months ended September 30, 2020 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

During the nine months ended September 30, 2020, the Company repurchased 1,892,187 shares of common stock with an aggregate value of $298.8 million as part of the Repurchase Program, inclusive of the ASR, at a weighted average price of $157.90 per share. The Company utilized cash from operations and borrowings from its Credit Facility to fund these repurchases.

Treasury Stock

As of September 30, 2020, the Company’s treasury stock consisted of 381,251,589 shares of common stock, carried at cost. During the nine months ended September 30, 2020, the Company transferred 1,482,072 shares of common stock from the treasury shares at a weighted average treasury stock price of $10.61 per share.

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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator used in basic and diluted EPS:
Net income	$185.8	$32.9	$536.5	$317.7
Denominator:
Weighted average number of common shares used in basic EPS	162,502,191	163,580,563	162,589,473	163,617,580
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	3,229,035	3,199,055	2,930,426	3,056,366
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	165,731,226	166,779,618	165,519,899	166,673,946

The potential shares of common stock that were excluded from diluted EPS were 40,741 and 870,606 for the three months ended September 30, 2020 and 2019, and 675,324 and 606,100 for the nine months ended September 30, 2020 and 2019, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses as of September 30, 2020 and December 31, 2019:

	2020	2019
Foreign currency translation adjustment	$(457.8)	$(400.1)
Pension and postretirement adjustment, net of tax	(83.1)	(86.8)
Accumulated other comprehensive losses	$(540.9)	$(486.9)

The before tax and after tax amounts of other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended September 30, 2020
Foreign currency translation adjustment	$115.0	$—	$115.0
Pension and postretirement adjustment before reclassifications	3.5	(0.8)	2.7
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.8)	0.4	(1.4)
Pension and postretirement adjustment	1.7	(0.4)	1.3
Total other comprehensive income	$116.7	$(0.4)	$116.3
For the Three Months Ended September 30, 2019
Foreign currency translation adjustment	$(87.3)	$—	$(87.3)
Pension and postretirement adjustment before reclassifications	2.0	(0.3)	1.7
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(0.8)	0.2	(0.6)
Pension and postretirement adjustment	1.2	(0.1)	1.1
Total other comprehensive loss	$(86.1)	$(0.1)	$(86.2)

	Before Tax	Tax (Expense) Benefit	After Tax
For the Nine Months Ended September 30, 2020
Foreign currency translation adjustment	$(57.7)	$—	$(57.7)
Pension and postretirement adjustment before reclassifications	9.7	(2.3)	7.4
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(4.9)	1.2	(3.7)
Pension and postretirement adjustment	4.8	(1.1)	3.7
Total other comprehensive loss	$(52.9)	$(1.1)	$(54.0)
For the Nine Months Ended September 30, 2019
Foreign currency translation adjustment	$(89.7)	$—	$(89.7)
Pension and postretirement adjustment before reclassifications	7.7	(1.6)	6.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(3.8)	0.9	(2.9)
Pension and postretirement adjustment	3.9	(0.7)	3.2
Total other comprehensive loss	$(85.8)	$(0.7)	$(86.5)

_______________

(1)

These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in the accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 13. Pension and Postretirement Benefits for additional details).

12. Equity Compensation Plans:

All of the Company’s outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under the 2013 Incentive Plan or 2009 Incentive Plan. Awards under the 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under the 2013 Incentive Plan. The Company transferred common stock under these plans from the Company’s treasury shares. As of September 30, 2020, there were 3,099,195 shares of common stock reserved and available for future issuance under the 2013 Incentive Plan. Cash received from stock option exercises for the nine months ended  September 30, 2020 and 2019 was $68.3 million and $45.8 million, respectively.

The Company grants equity awards to key employees of the Company. The nonqualified stock options have an exercise price equal to the adjusted closing price of the Company’s common stock on the grant date, with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of the Company’s common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. PSUs vest at the end of a three-year performance period, subject to the recipient’s continued service. Each PSU represents the right to receive one share of Verisk common stock and the ultimate realization is based on the Company’s achievement of certain market performance criteria and may range from 0% to 200% of the recipient’s target levels of 100% established on the grant date. The fair value of PSUs is determined on the grant date using the Monte Carlo Simulation model. The Company recognizes the expense of the equity awards ratably over the vesting period, which could be up to four years.

On January 15, 2020, the Company granted 882,749 stock options, 148,658 shares of restricted stock, and 50,736 performance share units to key employees. The 882,749 stock options and 141,725 shares of restricted stock have a graded service vesting period of four years, while 6,933 shares of restricted stock have a four-year cliff vesting period, and the 50,736 performance share units have a three-year performance period, subject to recipients' continued service. On July 1, 2020, the Company granted 4,080 shares of common stock, 3,570 non-qualified stock options that were immediately vested, 12,090 non-qualified stock options with a one-year service period that vest ratably over twelve months, and 7,180 deferred stock units to the Directors of the Company.

A summary of the status of the stock options, restricted stock, and PSUs awarded under the 2013 Incentive Plan as of December 31, 2019 and September 30, 2020 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share
			(in millions)
Outstanding at December 31, 2019	6,432,814	$79.51	$449.2	428,729	$107.96	93,960		$158.50
Granted	924,810	$158.94		159,328	$159.30	50,736		$192.93
Dividend reinvestment	—	$—		—	$—	713		N/A
Exercised or lapsed	(1,308,469)	$54.86	$148.4	(169,101)	$99.91	—
Canceled, expired or forfeited	(114,597)	$123.00		(20,341)	$121.60	—
Outstanding at September 30, 2020	5,934,558	$96.48	$527.2	398,615	$130.77	145,409		$170.75
Exercisable at September 30, 2020	3,799,648	$75.69	$416.5
Exercisable at December 31, 2019	4,175,855	$65.05	$352.0
Nonvested at September 30, 2020	2,134,910			398,615		145,409
Expected to vest at September 30, 2020	1,880,444			351,554		269,001	(1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the nine months ended September 30, 2020 and 2019:

	2020	2019
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	18.41%	18.76%
Risk-free interest rate	1.53%	2.27%
Expected term in years	4.3	4.4
Dividend yield	0.71%	0.80%
Weighted average grant date fair value per stock option	$25.77	$24.09

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

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of Verisk common stock as of the reporting date. Excess tax benefits from exercised stock options were recorded as income tax benefit in the condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 6.1 years and 4.8 years for the outstanding and exercisable stock options, respectively, as of September 30, 2020.

For the nine months ended September 30, 2020, there was $94.3 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under the 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.5 years. The total grant date fair value of options vested was $15.2 million and $13.0 million during the nine months ended  September 30, 2020 and 2019, respectively. The total grant date fair value of restricted stock vested during the nine months ended  September 30, 2020 and 2019 was $17.1 million and $15.3 million, respectively. The total grant date fair value of PSUs vested during the nine months ended  September 30, 2020 and 2019 was $6.2 million and $3.0 million, respectively.

The Company’s UK Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of the Company’s common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the adjusted closing price of the Company’s common stock on the grant date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the nine months ended September 30, 2020 and 2019, the Company granted 8,174 and 18,713 stock options under the UK Sharesave Plan. As of September 30, 2020, there were 453,866 shares of common stock reserved and available for future issuance under the UK Sharesave Plan.

The Company’s ESPP offers eligible employees the opportunity to purchase shares of the Company’s common stock at a discount of its fair market value at the time of purchase. During the nine months ended September 30, 2020 and 2019, the Company issued 25,312 and 23,321 shares of common stock at a weighted discounted price of $155.14 and $138.02 for the ESPP, respectively. As of  September 30, 2020, there were 1,267,456 shares of common stock reserved and available for future issuance under the ESPP.

13. Pension and Postretirement Benefits:

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

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$2.9	$3.4	$—	$—
Expected return on plan assets	(7.9)	(7.1)	(0.1)	—
Amortization of net actuarial loss	1.7	0.7	0.1	0.1
Net periodic (benefit) cost	$(3.3)	$(3.0)	$—	$0.1
Employer contributions, net	$0.2	$0.2	$0.1	$(0.1)

	Pension Plan and SERP		Postretirement Plan
	For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$9.8	$11.8	$0.1	$0.2
Expected return on plan assets	(22.3)	(22.6)	(0.2)	(0.1)
Amortization of prior service cost (credit)	0.1	0.1	(0.1)	(0.1)
Amortization of net actuarial loss	4.6	3.5	0.3	0.3
Net periodic (benefit) cost	$(7.8)	$(7.2)	$0.1	$0.3
Employer contributions, net	$0.6	$0.6	$0.9	$(0.4)

The expected contributions to the Pension Plan, SERP and Postretirement Plan for the year ending  December 31, 2020 are consistent with the amounts previously disclosed as of December 31, 2019.

14. Segment Reporting:

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

Insurance: The Company is the leading provider of statistical, actuarial and underwriting data for the U.S. P&C insurance industry. The Company’s databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants, and fire suppression capabilities of municipalities. The Company uses this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies, which are accessed via a hosted platform.  The Company also develops solutions that its customers use to analyze key processes in managing risk. The Company’s combination of algorithms and analytic methods incorporates its proprietary data to generate solutions. In most cases, the Company’s customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes to earthquakes. The Company develops catastrophe and extreme event models and offers solutions covering natural and man-made risks, including acts of terrorism. The Company further develops solutions that allow customers to quantify costs after loss events occur. The Company's multitier, multispectral terrestrial imagery and data acquisition, processing, analytics, and distribution system using the remote sensing and machine learning technologies help gather, store, process, and deliver geographic and spatially referenced information that supports uses in many markets. Additionally, the Company offers fraud-detection solutions including review of data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sector. The Company’s underwriting & rating, insurance anti-fraud claims, catastrophe modeling, loss quantification and aerial imagery solutions are included in this segment. During the first quarter of 2020, the CODM transferred Maplecroft, an immaterial component of the Energy and Specialized Markets segment, to the Insurance segment. Consequently, effective as of the first quarter 2020, Maplecroft became part of the underwriting and rating category within the Insurance segment. The Company previously reported results from Maplecroft under the Energy and Specialized Markets segment. The Company's prior year results have been recast to reflect this change.  The related impact to the Company's condensed consolidated financial statements was not material for all periods presented.

Energy and Specialized Markets: The Company is a leading provider of data analytics via hosted platform for the global energy, chemicals, and metals and mining industries. Its research and consulting solutions focus on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support. The Company gathers and manages proprietary information, insight, and analysis on oil and gas fields, mines, refineries, and other assets across the interconnected global energy sectors to advise customers in making asset investment and portfolio allocation decisions. The Company also helps businesses and governments better anticipate and manage climate and weather-related risks. The Company's analytical tools measure and observe environmental properties and translate those measurements into actionable information based on customer needs. In addition, the Company provides market and cost intelligence to energy companies to optimize financial results. The Company further offers a suite of data and information services that enable improved compliance with global Environmental Health and Safety requirements related to the safe manufacturing, distribution, transportation, usage, and disposal of chemicals and products. The Company’s energy business, environmental health and safety services, and weather risk solutions are included in this segment.

Financial Services: The Company maintains a bank account consortia to provide competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services that help financial institutions, payment networks and processors, alternative lenders, regulators, and merchants make better strategy, marketing, and risk decisions. Customers apply the Company's solutions in the areas of tailored data management and media effectiveness that include business intelligence platforms, profile views, mobile data solutions, enterprise database services, and fraud risk scoring algorithms for marketing, fraud, and risk mitigation. In addition, the Company's bankruptcy management solutions assist creditors, debt servicing businesses, and credit services to enhance regulatory compliance by eliminating stay violation and portfolio valuation risk.

The three aforementioned operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The Company uses EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. The Company does not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. In addition, the CODM does not evaluate the financial performance of each segment based on assets. See Note 3. Revenues for information on disaggregated revenues by type of service and by country.

The following tables provide the Company’s revenue and EBITDA by reportable segment for the three and nine months ended September 30, 2020 and 2019, and the reconciliation of EBITDA to income before income taxes as shown in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	September 30, 2020				September 30, 2019
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$498.6	$163.8	$40.3	$702.7	$469.0	$140.3	$43.4	$652.7
Expenses:
Cost of revenues (exclusive of items shown separately below)	(151.0)	(64.5)	(24.5)	(240.0)	(160.7)	(57.9)	(24.3)	(242.9)
Selling, general and administrative	(55.8)	(36.2)	(4.4)	(96.4)	(196.7)	(53.5)	(4.8)	(255.0)
Other operating (loss) income	—	—	—	—	—	—	(6.2)	(6.2)
Investment (loss) income and others, net	(0.3)	(0.1)	0.3	(0.1)	(0.5)	1.2	—	0.7
EBITDA	$291.5	$63.0	$11.7	366.2	$111.1	$30.1	$8.1	149.3
Depreciation and amortization of fixed assets				(49.4)				(45.8)
Amortization of intangible assets				(41.5)				(33.3)
Interest expense				(35.3)				(31.3)
Income before income taxes				$240.0				$38.9

	For the Nine Months Ended
	September 30, 2020				September 30, 2019
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$1,474.4	$478.2	$118.6	$2,071.2	$1,393.5	$406.1	$130.7	$1,930.3
Expenses:
Cost of revenues (exclusive of items shown separately below)	(461.7)	(200.9)	(70.8)	(733.4)	(474.0)	(169.8)	(73.2)	(717.0)
Selling, general and administrative	(180.8)	(110.5)	(13.5)	(304.8)	(333.8)	(129.2)	(15.7)	(478.7)
Other operating (loss) income	15.9	—	3.5	19.4	—	—	(6.2)	(6.2)
Investment (loss) income and others, net	(1.6)	(1.3)	(0.2)	(3.1)	(0.6)	0.5	(0.2)	(0.3)
EBITDA	$846.2	$165.5	$37.6	1,049.3	$585.1	$107.6	$35.4	728.1
Depreciation and amortization of fixed assets				(141.3)				(138.0)
Amortization of intangible assets				(123.6)				(100.1)
Interest expense				(102.9)				(93.7)
Income before income taxes				$681.5				$396.3

Long-lived assets by country are provided below:

	September 30, 2020	December 31, 2019
Long-lived assets:
U.S.	$3,395.3	$3,162.5
U.K.	2,574.2	2,685.3
Other countries	450.4	462.5
Total long-lived assets	$6,419.9	$6,310.3

15. Related Parties:

The Company considers its stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. As of September 30, 2020 and December 31, 2019, the Company had no material transactions with related parties owning more than 5.0% of the entire class of stock.

16. Commitments and Contingencies:

The Company is a party to legal proceedings with respect to a variety of matters in the ordinary course of business, including the matters described below. With respect to ongoing matters, the Company is unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to ongoing matters or the impact these matters  may have on the Company’s results of operations, financial position or cash flows. Although the Company believes it has strong defenses and intends to appeal any rulings adverse to the Company, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations, financial position or cash flows.

Xactware Solutions, Inc. Patent Litigation

On October 8, 2015, the Company was served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey. The complaint alleged that the Company’s Roof InSight (now known as Geomni Roof), Property InSight product (now known as Geomni Property) and Aerial Sketch product in combination with the Company's Xactimate product infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 8,078,436 (the "436 patent"), 8,170,840 (the "840 patent"), 8,209,152 (the "152 patent"), 8,542,880 (the "880 patent"), 8,818,770 (the "770 patent"), 8,823,732 (the "732 patent"), and 8,825,454 (the "454 patent"). On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 9,129,376 (the "376 patent") and 9,135,737 (the "737 patent") to the lawsuit. The First Amended Complaint sought an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, including by way of inducement, the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 19, 2017, the District Court entered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to the 880 and 732 patents, and certain asserted claims of the 436, 840, 152, 770, 454, 376 and 737 patents (collectively the “Patents in Suit”). Subsequently, Eagle View dropped the 152 patent and the 737 patent and reduced the number of asserted claims from the five remaining Patents in Suit to six asserted claims. On September 25, 2019, following a trial, the jury determined that the Company had willfully infringed the six asserted claims, and assessed damages in the amount of $125.0 million. After trial, Eagle View moved for a temporary restraining order (“TRO”) and a permanent injunction preventing the Company's sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. The Court granted the motion for a TRO on September 26, 2019 and on October 18, 2019, issued an Order permanently enjoining the Company's sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. In addition, Eagle View has asked the Court to award enhanced damages by trebling the jury's damages award, together with attorneys' fees, costs, and pre- and post-judgment interest. The Company opposed all of Eagle View's requests and also asked the Court for judgment as a matter of law and for a new trial. Eagle View opposed the Company's requests. On September 9, 2020, the Court denied the Company's motion seeking judgment as a matter of law and a new trial. The Company timely filed its Amended Notice of Appeal on October 8, 2020. Eagle View's motion for an award of enhanced damages remains undecided by the Court. Following the outcome of the trial, the Company established a $125.0 million reserve in connection with this litigation, which was included in selling, general and administrative expenses in the consolidated statements of operations for the three and nine months ended September 30, 2019. It is not reasonably possible to determine the ultimate resolution of this matter at this time. While the ultimate resolution of this matter remains uncertain at this time, should the Court grant Eagle View's request for enhanced damages, the Company could incur additional expenses up to the amount by which any enhanced damages award exceeds the existing $125.0 million reserve.

        ERISA Litigation

On September 24, 2020, former employees Jillyn Peterson, Gabe Hare, Robert Heynen and Adam Krajewski (“Plaintiffs”), filed suit in the United States District Court, District of New Jersey (No. 2:20-cv-13223-CCC-MF) against Defendants Insurance Services Office Inc. (“ISO”), the Plan Administration Committee of Insurance Services Office Inc. and its members, and the Trust Investment Committee of Insurance Services Office Inc. and its members. The class action complaint alleges violations of the Employee Retirement Income Security Act, ERISA. The class is defined as all persons who were participants in or beneficiaries of the ISO 401(k) Savings and Employee Stock Ownership Plan (“Plan”), at any time between September 24, 2014 through the date of judgment. The complaint alleges that all Defendants are fiduciaries with respect to the Plan.  Plaintiffs challenge the amount of fees paid by Plan participants to maintain the investment funds in the plan portfolio and the amount of recordkeeper fees paid by participants.  Plaintiffs allege that by permitting the payment of excessive fees, the Committee Defendants breached their ERISA duties of prudence and loyalty.  Plaintiffs further allege that ISO breached its ERISA duty by failing to monitor the Committee Defendants who they allege committed known breaches of their fiduciary duties.  The complaint does not specify damages but alleges the fiduciary breaches cost Plan participants millions of dollars. At this time, it is not possible to reasonably estimate the liability related to this matter.

17. Subsequent Events:

In September 2020, the Company entered into an additional ASR agreement with Citibank, N.A. to repurchase shares of its common stock for an aggregate purchase price of $50.0 million. Upon payment of the aggregate purchase price on October 1, 2020, the Company received an initial delivery of 215,855 shares of its common stock at a price of $185.31 per share, representing approximately $40.0 million of the aggregate purchase price. Upon the final settlement of the ASR agreement in December 2020, the Company may be entitled to receive additional shares of its common stock or, under certain limited circumstances, be required to deliver shares to the counter-party. See Note 11. Stockholders' Equity for further discussion.

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

We organize our business in three segments: Insurance, Energy and Specialized Markets, and Financial Services. Our Insurance segment provides underwriting and rating, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 71% and 72% of our revenues for the nine months ended September 30, 2020 and 2019, respectively. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented approximately 23% and 21% of our revenues for the nine months ended September 30, 2020 and 2019, respectively. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants. Our Financial Services segment's revenues represented approximately 6% and 7% of our revenues for the nine months ended September 30, 2020 and 2019, respectively.

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

We have analyzed our solutions and services to assess the impact of COVID-19 on our revenue streams. We have not identified any material impact stemming from COVID-19 on approximately 85% of our revenues at this point, as much of these revenues are subscription in nature and subject to long-term contracts. These revenues grew approximately 6% for the three months ended September 30, 2020.

Of the remaining 15%, we have identified specific solutions and services, largely transactional in nature, that are being impacted by COVID-19. The primary causal factors are lower auto and travel insurance activity, the inability to enter commercial buildings to perform engineering analyses, decreased capital expenditure in the energy sector, and reduced levels of advertising by financial institutions and marketers. The portion of our revenue that is attributable to these solutions has been negatively impacted by COVID-19, and declined approximately 10% for the three months ended September 30, 2020. The deepest impacts were in the categories of travel insurance analytics, auto underwriting and claims analytics in the insurance industry, consulting services in the energy industry, and spend informed analytic solutions in financial services. Although we have experienced a decline in revenue attributable to these specific solutions during the last two weeks of March 2020 and through the period ended September 30, 2020, currently we do not anticipate lasting impacts of a material nature to our long-term growth profile. As the global outbreak of COVID-19 is still rapidly evolving, management continues to closely monitor its impact on our business.

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

Approximately 82% of the revenues in our Insurance segment for both the nine months ended September 30, 2020 and 2019 were derived from hosted subscriptions through agreements (generally one to five years) for our solutions. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 84% and 78% of the revenues in our Energy and Specialized Markets segment for the nine months ended September 30, 2020 and 2019 were derived from hosted subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include most of the top 10 global energy providers. Approximately 76% and 72% of the revenues in our Financial Services segment for the nine months ended September 30, 2020 and 2019 were derived from subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include financial institutions, payment networks and processors, alternative lenders, regulators, merchants, and all of the top 30 credit card issuers in North America, the United Kingdom, and Australia.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions.  In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the nine months ended September 30, 2020 and 2019, approximately 18% and 20% of our consolidated revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 60% and 53% of our total operating expenses for the nine months ended September 30, 2020 and 2019, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2020	2019	Change	2020	2019	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$498.6	$469.0	6.3%	$1,474.4	$1,393.5	5.8%
Energy and Specialized Markets	163.8	140.3	16.7%	478.2	406.1	17.8%
Financial Services	40.3	43.4	(7.1)%	118.6	130.7	(9.2)%
Revenues	702.7	652.7	7.6%	2,071.2	1,930.3	7.3%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	240.0	242.9	(1.2)%	733.4	717.0	2.3%
Selling, general and administrative	96.4	255.0	(62.2)%	304.8	478.7	(36.3)%
Depreciation and amortization of fixed assets	49.4	45.8	7.7%	141.3	138.0	2.4%
Amortization of intangible assets	41.5	33.3	24.8%	123.6	100.1	23.4%
Other operating loss (income)	—	6.2	(100.0)%	(19.4)	6.2	(414.7)%
Total operating expenses	427.3	583.2	(26.7)%	1,283.7	1,440.0	(10.9)%
Operating income	275.4	69.5	296.0%	787.5	490.3	60.6%
Other income (expense):
Investment (loss) income and others, net	(0.1)	0.7	(122.7)%	(3.1)	(0.3)	930.3%
Interest expense	(35.3)	(31.3)	13.0%	(102.9)	(93.7)	9.8%
Total other expense, net	(35.4)	(30.6)	15.7%	(106.0)	(94.0)	12.7%
Income before income taxes	240.0	38.9	517.2%	681.5	396.3	72.0%
Provision for income taxes	(54.2)	(6.0)	797.7%	(145.0)	(78.6)	84.3%
Net Income	$185.8	$32.9	465.7%	$536.5	$317.7	68.9%
Basic net income per share:	$1.14	$0.20	470.0%	$3.30	$1.94	70.1%
Diluted net income per share:	$1.12	$0.20	460.0%	$3.24	$1.91	69.6%
Cash dividends declared per share (1):	$0.27	$0.25	8.0%	$0.81	$0.75	8.0%
Weighted average shares outstanding:
Basic	162,502,191	163,580,563	(0.7)%	162,589,473	163,617,580	(0.6)%
Diluted	165,731,226	166,779,618	(0.6)%	165,519,899	166,673,946	(0.7)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (2):
Insurance	$291.5	$111.1	162.3%	$846.2	$585.1	44.6%
Energy and Specialized Markets	63.0	30.1	109.5%	165.5	107.6	53.8%
Financial Services	11.7	8.1	44.7%	37.6	35.4	6.2%
EBITDA	$366.2	$149.3	145.3%	$1,049.3	$728.1	44.1%
The following is a reconciliation of net income to EBITDA:
Net income	$185.8	$32.9	465.7%	$536.5	$317.7	68.9%
Depreciation and amortization of fixed assets and intangible assets	90.9	79.1	14.9%	264.9	238.1	11.3%
Interest expense	35.3	31.3	13.0%	102.9	93.7	9.8%
Provision for income taxes	54.2	6.0	797.7%	145.0	78.6	84.3%
EBITDA	$366.2	$149.3	145.3%	$1,049.3	$728.1	44.1%

(1)

Cash dividends declared per share is calculated by the aggregate cash dividends declared in a fiscal quarter divided by the shares issued and outstanding. See Note 11. of our consolidated financial statements included in this interim report on Form 10-Q.

(2)

EBITDA is a financial measure that management uses to evaluate the performance of our segments. “EBITDA” is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. See Note 14 of our condensed consolidated financial statements included in this quarterly report on Form 10-Q. In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to EBITDA margin, which is computed as EBITDA divided by revenues.

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

Consolidated Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

Revenues were $702.7 million for the three months ended September 30, 2020 compared to $652.7 million for the three months ended September 30, 2019, an increase of $50.0 million or 7.6%. Our recent acquisitions (BuildFax, FAST and Franco Signor within the Insurance segment, Genscape within the Energy and Specialized Markets segment, Commerce Signals within the Financial Services segment) and dispositions (the aerial imagery sourcing group and the compliance background screening business within the claims category of the Insurance segment, and the retail analytics solution business and the data warehouse business within the Financial Services segment) contributed net revenues of $23.7 million. The remaining movement in our consolidated revenue increased $26.3 million or 4.1% related to the following: revenues within our Insurance segment increased $25.2 million or 5.5%; revenues within our Energy and Specialized Markets segment increased $0.4 million or 0.3%; and revenues within our Financial Services segment increased $0.7 million or 1.7%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues. As noted in the COVID-19 section above, certain transactional revenues have experienced declines, which had a negative impact on the results for the three months ended September 30, 2020.

	Three Months Ended September 30,		Percentage	Percentage change excluding
	2020	2019	change	recent acquisitions and dispositions
	(in millions)
Insurance	$498.6	$469.0	6.3%	5.5%
Energy and Specialized Markets	163.8	140.3	16.7%	0.3%
Financial Services	40.3	43.4	(7.1)%	1.7%
Total Revenues	$702.7	$652.7	7.6%	4.1%

Cost of Revenues

Cost of revenues was $240.0 million for the three months ended September 30, 2020 compared to $242.9 million for the three months ended September 30, 2019, a decrease of $2.9 million or 1.2%. Our recent acquisitions and dispositions accounted for an increase of $9.2 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $12.1 million or 5.2% primarily due to decreases in travel expenses of $7.6 million, salaries and employee benefits of $5.9 million, data costs of $2.1 million, and professional consulting costs of $1.7 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. The decrease in salaries and employee benefits mostly resulted from a reduction in our annual short-term incentives. These decreases were partially offset by increases in information technology expenses of $4.6 million and other operating expenses of $0.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SGA, were $96.4 million for the three months ended September 30, 2020 compared to $255.0 million for the three months ended September 30, 2019, a decrease of $158.6 million or 62.2%. Our litigation reserve recorded for the three months ended September 30, 2019related to the Xactware Solutions, Inc. Patent Litigation ("EVT Litigation Reserve") accounted for a decrease of $125 million (See Note 16 - Commitments and Contingencies of our condensed consolidated financial statements included in this quarterly report on Form 10-Q). Our acquisition related costs (earn-outs) accounted for a decrease of $28.9 million. Our recent acquisitions and dispositions accounted for an increase of $4.4 million in SGA primarily related to salaries and employee benefits. The remaining SGA decrease of $9.1 million or 3.6% was primarily due to decreases in travel expenses of $3.2 million, professional consulting costs of $2.9 million, information technology expenses of $1.7 million, and other general expenses of $2.1 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by an increase in salaries and employee benefits of $0.8 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $49.4 million for the three months ended September 30, 2020 compared to $45.8 million for the three months ended September 30, 2019, an increase of $3.6 million or 7.7%. The increase was primarily driven by $6.5 million of assets placed in service to support data capacity expansion and revenue growth, and recent acquisitions of 2.7 million. These increases were partially offset by our recent dispositions of $5.6 million.

Amortization of Intangible Assets

Amortization of intangible assets was $41.5 million for the three months ended September 30, 2020 compared to $33.3 million for the three months ended September 30, 2019, an increase of $8.2 million or 24.8%. This was primarily driven by the additional amortization of intangible assets incurred in connection with our recent acquisitions.

Other Operating Loss (Income)

Other operating loss (income) was $0 for the three months ended September 30, 2020 compared to a loss of $6.2 million for the three months ended September 30, 2019, an increase of $6.2 million, primarily related to the loss associated with the disposition of our retail analytics solution business for the three months ended September 30, 2019.

Investment (Loss) Income and Others, net

Investment (loss) income and others, net was a loss of $0.1 million for the three months ended September 30, 2020, compared to a gain of $0.7 million for the three months ended September 30, 2019. The decrease of $0.8 million was primarily due to a loss on foreign currencies.

Interest Expense

Interest expense was $35.3 million for the three months ended September 30, 2020 compared to $31.3 million for the three months ended September 30, 2019, an increase of $4.0 million or 13.0%. The increase was primarily driven by the additional senior notes of $500.0 million that were issued in the second quarter of 2020. The proceeds of these senior notes were used for general corporate purposes, including the repayment of the committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility").

Provision for Income Taxes

The provision for income taxes was $54.2 million for the three months ended September 30, 2020 compared to $6.0 million for the three months ended September 30, 2019, an increase of $48.2 million or 797.7%. The effective tax rate was 22.6% for the three months ended September 30, 2020 compared to 15.5% for the three months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 was higher than the September 30, 2019 effective tax rate primarily due to lower impact of tax benefits from equity compensation in the current period versus the prior period, the deferred tax impact of the tax rate increase in the United Kingdom that took place in and was recorded in the current period, and favorable audit settlement benefits recognized in the prior period. These increases were partially offset by lower nondeductible earn-out expenses in the current period versus the prior period.

Net Income Margin

The net income margin for our consolidated results was 26.4% for the three months ended September 30, 2020 compared to 5.0% for the three months ended September 30, 2019. The increase in net income margin was primarily related to the EVT Litigation Reserve, a reduction in travel expenses as a result of COVID-19, and cost discipline.

EBITDA Margin

The EBITDA margin for our consolidated results was 52.1% for the three months ended September 30, 2020 as compared to 22.9% for the three months ended September 30, 2019. The increase in EBITDA margin was primarily related to the EVT Litigation Reserve, a reduction in travel expenses as a result of COVID-19, and cost discipline.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

Revenues were $2,071.2 million for the nine months ended September 30, 2020 compared to $1,930.3 million for the nine months ended September 30, 2019, an increase of $140.9 million or 7.3%. Our recent acquisitions (BuildFax, FAST and Franco Signor within the Insurance segment, the CaaS business and Genscape within the Energy and Specialized Markets segment, and Commerce Signals within the Financial Services segment) and dispositions (the aerial imagery sourcing group and the compliance background screening business within the claims category of the Insurance segment, and the retail analytics solution business and the data warehouse business within the Financial Services segment) contributed net revenues of $81.5 million. The remaining movement in our consolidated revenue increased $59.4 million or 3.1% related to the following: revenues within our Insurance segment increased $61.7 million or 4.5%; revenues within our Energy and Specialized Markets segment decreased $2.6 million or 0.6%; and revenues within our Financial Services segment increased $0.3 million or 0.2%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues. As noted in the COVID-19 section above, certain transactional revenues have experienced declines, which had a negative impact on our results for the nine months ended September 30, 2020.

	Nine Months Ended September 30,		Percentage	Percentage change excluding
	2020	2019	change	recent acquisitions and dispositions
	(in millions)
Insurance	$1,474.4	$1,393.5	5.8%	4.5%
Energy and Specialized Markets	478.2	406.1	17.8%	(0.6)%
Financial Services	118.6	130.7	(9.2)%	0.2%
Total Revenues	$2,071.2	$1,930.3	7.3%	3.1%

Cost of Revenues

Cost of revenues was $733.4 million for the nine months ended September 30, 2020 compared to $717.0 million for the nine months ended September 30, 2019, an increase of $16.4 million or 2.3%. Our recent acquisitions and dispositions accounted for an increase of $39.9 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $23.5 million or 3.4% primarily due to decreases in travel expenses of $18.1 million, salaries and employee benefits of $11.1 million, data costs of $5.7 million, and professional consulting costs of $1.9 million. The decrease in travel expense primarily resulted from travel restrictions in connection with the COVID-19 pandemic. The decrease in salaries and employee benefits mostly resulted from a reduction in our annual short-term incentives. These decreases were offset by increases in information technology expenses of $10.2 million and other operating expenses of $3.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $304.8 million for the nine months ended September 30, 2020 compared to $478.7 million for the nine months ended September 30, 2019, a decrease of $173.9 million or 36.3%. Our EVT Litigation Reserve accounted for a decrease of $125 million (See Note 16 - Commitments and Contingencies of our condensed consolidated financial statements included in this quarterly report on Form 10-Q). Our acquisition related costs (earn-outs) accounted for a decrease of $43.3 million. Our recent acquisitions and dispositions accounted for an increase of $17.8 million in SGA primarily related to salaries and employee benefits. The remaining SGA decrease of $23.4 million or 4.9% was primarily due to decreases in travel expenses of $8.1 million, professional consulting costs of $7.7 million, information technology expenses of $3.1 million, salaries and employee benefits of $0.4 million, and other general expenses of $4.1 million.  The decrease in travel expense primarily resulted from travel restrictions in connection with the COVID-19 pandemic. The decrease in salaries and employee benefits mostly resulted from a reduction in our annual short-term incentives.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $141.3 million for the nine months ended September 30, 2020 compared to $138.0 million for the nine months ended September 30, 2019, an increase of $3.3 million or 2.4%. The increase was primarily driven by assets placed in service of $12.9 million to support data capacity expansion and revenue growth, and recent acquisitions of $8.2 million. These increases were partially offset by our recent dispositions of $17.8 million.

Amortization of Intangible Assets

Amortization of intangible assets was $123.6 million for the nine months ended September 30, 2020 compared to $100.1 million for the nine months ended September 30, 2019, an increase of $23.5 million or 23.4%. This was primarily driven by the additional amortization of intangible assets incurred in connection with our recent acquisitions.

Other Operating Loss (Income)

Other operating loss (income) was a gain of $19.4 million for the nine months ended September 30, 2020 compared to a loss of $6.2 million for the nine months ended September 30, 2019, an increase of $25.6 million, primarily related to gains associated with the dispositions of our compliance background screening business and data warehouse business for the nine months ended September 30, 2020 and the loss associated with the disposition of our retail analytics solution business for the nine months ended September 30, 2019.

Investment (Loss) Income and Others, net

Investment (loss) income and others, net was a loss of $3.1 million for the nine months ended September 30, 2020, compared to a loss of $0.3million for the nine months ended September 30, 2019. The increase of $2.8 million was primarily due to a loss on foreign currencies.

Interest Expense

Interest expense was $102.9 million for the nine months ended September 30, 2020 compared to $93.7 million for the nine months ended September 30, 2019, an increase of $9.2 million or 9.8%. The increase was primarily driven by the additional senior notes of $500.0 million that were issued in the second quarter of 2020. The proceeds of these senior notes were used for general corporate purposes, including to support the repayment of the Credit Facility.

Provision for Income Taxes

The provision for income taxes was $145.0 million for the nine months ended September 30, 2020 compared to $78.6 million for the nine months ended September 30, 2019, an increase of $66.4 million or 84.3%. The effective tax rate was 21.3% for the nine months ended September 30, 2020 compared to 19.8% for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 was higher than the September 30, 2019 effective tax rate primarily due to the deferred tax impact of the tax rate increase in the United Kingdom that took place in and was recorded in the current period, favorable audit settlement benefits recognized in the prior period, and the tax expense recorded in the current period in connection with the disposition of the aerial imagery sourcing business resulting from differences in the book and tax basis of the assets and entities disposed of. These increases were partially offset by lower nondeductible earn-out expenses in the current period versus the prior period.

Net Income Margin

The net income margin for our consolidated results was 25.9% for the nine months ended September 30, 2020 compared to 16.5% for the nine months ended September 30, 2019. The increase in net income margin was primarily related to the EVT Litigation Reserve, a decrease in acquisition-related costs (earn-outs), the gains on sales of our compliance background screening business and data warehouse business, a reduction in travel expenses as a result of COVID-19, and cost discipline.

EBITDA Margin

The EBITDA margin for our consolidated results was 50.7% for the nine months ended September 30, 2020 as compared to 37.7% for the nine months ended September 30, 2019. The increase in EBITDA margin was primarily related to the EVT Litigation Reserve, a decrease in acquisition-related costs (earn-outs), the gains on sales of our compliance background screening business and data warehouse business, a reduction in travel expenses as a result of COVID-19, and cost discipline.

Results of Operations by Segment

Insurance

Revenues

Revenues for our Insurance segment were $498.6 million for the three months ended September 30, 2020 compared to $469.0 million for the three months ended September 30, 2019, an increase of $29.6 million or 6.3%. Our underwriting & rating revenue increased $35.4 million or 11.3%. Our claims revenue decreased $5.8 million or 3.8%.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Percentage change excluding
	2020	2019	change	recent acquisitions and dispositions
	(in millions)
Underwriting & rating	$347.9	$312.5	11.3%	6.8%
Claims	150.7	156.5	(3.8)%	2.7%
Total Insurance	$498.6	$469.0	6.3%	5.5%

Our recent acquisitions (BuildFax, FAST and Franco Signor) and dispositions (the aerial imagery sourcing group and the compliance background screening business) contributed net revenues of $4.4 million and the remaining Insurance revenue increased $25.2 million or 5.5%. Our underwriting & rating revenue increased $21.3 million or 6.8%, primarily due to an annual increase in prices derived from the continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers in commercial and personal lines. In addition, catastrophe modeling services contributed to the growth. Our claims revenue increased $3.9 million or 2.7%, primarily due to growth in our repair cost estimating solutions revenue. These increases were slightly offset by the impact of the injunction ruling related to the roof measurement solutions in the fourth quarter of 2019 and a decline in certain transactional revenues in connection with the COVID-19 pandemic.

Revenues for our Insurance segment were $1,474.4 million for the nine months ended September 30, 2020 compared to $1,393.5 million for the nine months ended September 30, 2019, an increase of $80.9 million or 5.8%. Our underwriting & rating revenue increased $102.4 million or 11.0%. Our claims revenue decreased $21.5 million or 4.7%.

Our revenue by category for the periods presented is set forth below:

	Nine Months Ended September 30,		Percentage	Percentage change excluding
	2020	2019	change	recent acquisitions and dispositions
	(in millions)
Underwriting & rating	$1,035.5	$933.1	11.0%	6.6%
Claims	438.9	460.4	(4.7)%	—%
Total Insurance	$1,474.4	$1,393.5	5.8%	4.5%

Our recent acquisitions (BuildFax, FAST and Franco Signor) and dispositions (the aerial imagery sourcing group and the compliance background screening business) contributed net revenues of $19.2 million and the remaining Insurance revenue increased $61.7 million or 4.5%. Our underwriting & rating revenue increased $61.8 million or 6.6%, primarily due to an annual increase in prices derived from the continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers in commercial and personal lines. In addition, catastrophe modeling services contributed to the growth. Our claims revenue decreased $0.1 million or 0%, primarily due to the impact of the injunction ruling related to the roof measurement solutions in the fourth quarter of 2019 and a decline in certain transactional revenues in connection with the COVID-19 pandemic. These decreases were slightly offset by growth in our repair cost estimating solutions revenue.

Cost of Revenues

Cost of revenues for our Insurance segment was $151.0 million for the three months ended September 30, 2020 compared to $160.7 million for the three months ended September 30, 2019, a decrease of $9.7 million or 6.0%. Our recent acquisitions and dispositions within the Insurance segment represented a net decrease of $1.0 million in cost of revenues. The remaining cost of revenues decreased $8.7 million or 5.7% primarily due to decreases in salaries and employee benefits of $5.6 million, travel expenses of $3.7 million, data costs of $2.4 million, and other operating expenses of $0.4 million. The decrease in travel expense primarily resulted from travel restrictions in connection with the COVID-19 pandemic and a reduction in travel-related costs due to the sale of our aerial imagery sourcing group in February 2020. These decreases were partially offset by increases in information technology expenses of $2.9 million and professional consulting fees of $0.5 million.

Cost of revenues for our Insurance segment was $461.7 million for the nine months ended September 30, 2020 compared to $474.0 million for the nine months ended September 30, 2019, a decrease of $12.3 million or 2.6%. Our recent acquisitions and dispositions within the Insurance segment represented an increase of $4.1 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $16.4 million or 3.6% primarily due to decreases in salaries and employee benefits of $9.5 million, travel expenses of $8.4 million, data costs of $6.3 million, and other operating costs of $0.6 million. The decrease in salaries and employee benefits was mostly resulting from a reduction in our annual short-term incentives. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic and a reduction in travel-related costs due to the sale of our aerial imagery sourcing group in February 2020. These decreases were partially offset by increases in information technology expenses of $6.9 million and professional consulting fees of $1.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Insurance segment were $55.8 million for the three months ended September 30, 2020 compared to $196.7 million for the three months ended September 30, 2019, a decrease of $140.9 million or 71.6%. Our EVT Litigation Reserve accounted for a decrease of $125.0 million (See Note 16 - Commitments and Contingencies of our condensed consolidated financial statements included in this quarterly report on Form 10-Q). Our acquisition-related costs (earn-outs) accounted for a decrease of $10.5 million. Our recent acquisitions and dispositions accounted for an increase of $1.3 million, which was primarily related to salaries and employee benefits. The remaining SGA decrease of $6.7 million or 3.4% was primarily due to decreases in professional consulting costs of $2.6 million, information technology expenses of $1.7 million, travel expenses of $1.5 million, and other operating costs of $1.9 million. These decreases were partially offset by an increase in salaries and employee benefits of $1.0 million.

Selling, general and administrative expenses for our Insurance segment were $180.8 million for the nine months ended September 30, 2020 compared to $333.8million for the nine months ended September 30, 2019, a decrease of $153.0 million or 45.8%. Our EVT Litigation Reserve accounted for a decrease of $125 million (See Note 16 - Commitments and Contingencies of our condensed consolidated financial statements included in this quarterly report on Form 10-Q). Our acquisition-related costs (earn-outs) accounted for a decrease of $19.9 million. Our recent acquisitions and dispositions accounted for an increase of $7.6 million, which was primarily related to salaries and employee benefits. The remaining SGA decrease of $15.7 million or 4.7% was primarily due to decreases in professional consulting costs of $6.0 million, travel expenses of $4.3 million, information technology expenses of $3.3 million, and other general expenses of $3.7 million. These decreases were partially offset by an increase in salaries and employee benefits of $1.6 million.

Other Operating Loss (Income)

Other operating loss (income) was a gain of $15.9 million for the nine months ended September 30, 2020 compared to $0 for the nine months ended September 30, 2019, an increase of $15.9 million, primarily related to a gain associated with the disposition of our compliance background screening business.

EBITDA Margin

EBITDA for our Insurance segment was $846.2 million for the nine months ended September 30, 2020 compared to $585.1 million for the nine months ended September 30, 2019. The EBITDA margin for our Insurance segment was 57.4% for the nine months ended September 30, 2020 compared to 42.0% for the nine months ended September 30, 2019. The increase in EBITDA margin was primarily related to the EVT Litigation Reserve, a decrease in acquisition-related costs (earn-outs), the gain on sale of our compliance background screening business, a reduction in travel expenses as a result of COVID-19 and cost discipline.

Energy and Specialized Markets

Revenues

Revenues for our Energy and Specialized Markets segment were $163.8 million for the three months ended September 30, 2020 compared to $140.3million for the three months ended September 30, 2019, an increase of $23.5 million or 16.7%. Our recent acquisition, Genscape, within this segment contributed revenues of $23.1 million. The remaining increase in Energy and Specialized Markets revenue of $0.4 million or 0.3% was primarily due to increases in our environmental health and safety service revenue, core research solutions and weather analytics revenue. These increases were offset by declines in cost intelligence solutions' implementation projects that did not reoccur and consulting revenue in connection with the COVID-19 pandemic.

Revenues for our Energy and Specialized Markets segment were $478.2 million for the nine months ended September 30, 2020 compared to $406.1million for the nine months ended September 30, 2019, an increase of $72.1 million or 17.8%. Our recent acquisitions, the CaaS business and Genscape, within this segment contributed revenues of $74.7 million. The remaining decrease in Energy and Specialized Markets revenue of $2.6 million or 0.6% was primarily due to declines in cost intelligence solutions' implementation projects that did not reoccur and consulting revenue in connection with the COVID-19 pandemic. These declines were slightly offset by increases in our environmental health and safety service revenue, core research solutions and weather analytics revenue.

Cost of Revenues

Cost of revenues for our Energy and Specialized Markets segment was $64.5 million for the three months ended September 30, 2020 compared to $57.9 million for the three months ended September 30, 2019, an increase of $6.6 million or 11.3%. Our recent acquisitions accounted for an increase of $10.3 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $3.7 million or 6.4% primarily due to decreases in travel expenses of $3.2 million, professional consulting costs of $2.5 million, and salaries and employee benefit costs of $0.1 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by increases in information technology expenses of $0.8 million, data costs of $0.2 million, and other operating expenses of $1.1 million.

Cost of revenues for our Energy and Specialized Markets segment was $200.9 million for the nine months ended September 30, 2020 compared to $169.8 million for the nine months ended September 30, 2019, an increase of $31.1 million or 18.3%. Our recent acquisitions accounted for an increase of $37.3 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $6.2 million or 3.7% primarily due to decreases in travel expenses of $8.0 million, professional consulting costs of $3.8 million, and salaries and employee benefit costs of $0.2 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by increases in information technology expenses of $1.8 million, data costs of $0.6 million, and other operating expenses of $3.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Energy and Specialized Markets segment were $36.2 million for the three months ended September 30, 2020 compared to $53.5 million for the three months ended September 30, 2019, a decrease of $17.3 million or 32.4%. Our acquisition-related costs (earn-outs) accounted for a decrease of $18.4 million. Our recent acquisitions accounted for an increase of $3.5 million primarily related to salaries and employee benefits. The remaining SGA decreased $2.4 million or 7.0% primarily due to decreases in travel expenses of $1.5 million, salaries and employee benefits costs of $0.6 million, professional consulting costs of $0.2 million, and other general expenses of $0.2 million. The decrease in travel expenses primarily resulted from travel restrictions in connections with the COVID-19 pandemic. These decreases were partially offset by an increase in information technology expenses of $0.1 million.

Selling, general and administrative expenses for our Energy and Specialized Markets segment were $110.5 million for the nine months ended September 30, 2020 compared to $129.2 million for the nine months ended September 30, 2019, a decrease of $18.7 million or 14.4%. Our acquisition-related costs (earn-outs) accounted for a decrease of $23.4 million. Our recent acquisitions accounted for an increase of $11.0 million primarily related to salaries and employee benefits. The remaining SGA decreased $6.3 million or 6.0% primarily due to decreases in travel expenses of $3.3 million, salaries and employee benefits costs of $2.2 million, professional consulting costs of $1.0 million, and other operating costs of $0.2 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. The decrease in salaries and employee benefits mostly resulted from a reduction in our annual short-term incentives. These decreases were partially offset by an increase in information technology expenses of $0.4 million.

EBITDA Margin

EBITDA for our Energy and Specialized Markets segment was $165.5 million for the nine months ended September 30, 2020 compared to $107.6 million for the nine months ended September 30, 2019. The EBITDA margin for our Energy and Specialized Markets segment was 34.6% for the nine months ended September 30, 2020 compared to 26.5% for the nine months ended September 30, 2019. The increase in EBITDA margin was primarily related to cost discipline, a reduction in travel expenses as a result of COVID-19, and a decrease in acquisition-related costs (earn-outs) as discussed above.

Financial Services

Revenues

Revenues for our Financial Services segment were $40.3 million for the three months ended September 30, 2020 compared to $43.4million for the three months ended September 30, 2019, a decrease of $3.1 million or 7.1%. Our recent acquisition of Commerce Signals and dispositions of the retail analytics solution business and the data warehouse business contributed a net decrease in revenues of $3.8 million. The remaining increase in Financial Services revenue was $0.7 million or 1.7%.

Revenues for our Financial Services segment were $118.6 million for the nine months ended September 30, 2020 compared to $130.7 million for the nine months ended September 30, 2019, a decrease of $12.1 million or 9.2%. Our recent acquisition of Commerce Signals and dispositions of the retail analytics solution business and the data warehouse business contributed a net decrease in revenues of $12.4 million. This remaining increase in Financial Services revenue was $0.3 million or 0.2%.

Cost of Revenues

Cost of revenues for our Financial Services segment was $24.5 million for the three months ended September 30, 2020 compared to $24.3 million for the three months ended September 30, 2019, an increase of $0.2 million or 0.7%. Our recent acquisition and dispositions within the Financial Services segment represented a net decrease of $0.1 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $0.3 million or 1.2% primarily due to increases in information technology expenses of $0.9 million, professional consulting costs of $0.3 million, and data costs of $0.1 million. These increases were partially offset by decreases in travel expenses of $0.7 million, salaries and employee benefit costs of $0.2 million, and other operating costs of $0.1 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic.

Cost of revenues for our Financial Services segment was $70.8 million for the nine months ended September 30, 2020 compared to $73.2 million for the nine months ended September 30, 2019, a decrease of $2.4 million or 3.3%.  Our recent acquisition and dispositions within the Financial Services segment represented a net decrease of $1.5 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $0.9 million or 1.3% primarily due to decreases in travel expenses of $1.7 million and salaries and employee benefits costs of $1.4 million. The decrease in travel expenses was primarily resulting from travel restrictions in connection with the COVID-19 pandemic. The decrease in salaries and employee benefits mostly resulted from a reduction in our annual short-term incentives. These decreases were partially offset by increases in information technology expenses of $1.5 million, professional consulting costs of $0.4 million, and other operating costs of $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Financial Services segment were $4.4 million for the three months ended September 30, 2020 compared to $4.8 million for the three months ended September 30, 2019, a decrease of $0.4 million or 9.5%. Our recent acquisition and dispositions within the Financial Services segment represented a net decrease of $0.4 million, which was primarily related to salaries and employee benefits.

Selling, general and administrative expenses for our Financial Services segment were $13.5 million for the nine months ended September 30, 2020 compared to $15.7million for the nine months ended September 30, 2019, a decrease of $2.2 million or 14.0%. Our recent acquisition and dispositions within the Financial Services segment represented a net decrease of $0.8 million, which was primarily related to salaries and employee benefits. The remaining SGA decreased $1.4 million or 9.5% primarily due to decreases in professional consulting costs of $0.7 million, travel expenses of $0.5 million, information technology expenses of $0.2 million, and other general expenses of $0.2 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by an increase in salaries and employee benefits costs of $0.2 million.

Other Operating Loss (Income)

Other operating loss (income) was $0 for the three months ended September 30, 2020 compared to a loss of $6.2 million for the three months ended September 30, 2019. The increase of $6.2 million was related to a loss generated from the sale of our retail analytics solution business for the three months ended September 30, 2019.

Other operating loss (income) was a gain of $3.5 million for the nine months ended September 30, 2020 compared to a loss of $6.2 million for the nine months ended September 30, 2019. The increase of $9.7 million was related to a gain of $3.5 million generated from the sale of our data warehouse business for the nine months ended September 30, 2020 and a loss of $6.2 million generated from the sale of our retail analytics solution business for the nine months ended September 30, 2019.

EBITDA Margin

EBITDA for our Financial Services segment was $37.6 million for the nine months ended September 30, 2020 compared to $35.4 million for the nine months ended September 30, 2019. The EBITDA margin for our Financial Services segment was 31.7% for the nine months ended September 30, 2020 compared to 27.1% for the nine months ended September 30, 2019. The increase in EBITDA margin was primarily related to the gain on sale of our data warehouse business, a reduction in travel expenses as a result of COVID-19, and cost discipline for the nine months ended September 30, 2020 and a loss of $6.2 million associated with the disposition of our retail analytics solution business for the nine months ended September 30, 2019.

.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents and available-for-sale securities of $225.5 million and $188.2 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2020 and 2019, we repurchased $298.8 million and $200.0 million, respectively, of our common stock. For the nine months ended September 30, 2020 and 2019, we also paid dividends of $131.8 million and $122.7 million, respectively.

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

Financing and Financing Capacity

On May 8, 2020, we completed an issuance of $500.0 million aggregate principal amount of 3.625% senior notes due 2050 (the "2050 notes"). The 2050 notes mature on May 15, 2050 and accrue interest at a fixed rate of 3.625% per annum. Interest is payable semiannually on the 2050 notes on May 15th and November 15th of each year, beginning on November 15, 2020. The 2050 notes were issued at a discount of $5.2 million, and we incurred debt issuance costs of $5.7 million. The original issue discount and debt issuance costs will be amortized over the life of the 2050 notes. The net proceeds from the issuance of the 2050 notes were utilized for general corporate purposes, including to partially repay the Credit Facility. The indenture governing the 2050 notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $3,150.0 million and $3,145.0 million at September 30, 2020 and December 31, 2019, respectively, and we were in compliance with our financial and other debt covenants.

As of September 30, 2020, we had a $1,000.0 million committed senior unsecured Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the share repurchase program (the "Repurchase Program"). As of September 30, 2020, we were in compliance with all financial and other debt covenants under the Credit Facility.

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

As of September 30, 2020 and December 31, 2019, the available capacity under the Credit Facility was $994.8 million and $500.2 million, net of the letters of credit of $5.2 million and $4.8 million, respectively. We had no outstanding borrowings under the Credit Facility as of September 30, 2020 and had $495.0 million as of December 31, 2019. During the nine months ended September 30, 2020, we had borrowings of $265.0 million and repayments of $760.0 million under the Credit Facility.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Percentage change	2020	2019	Percentage change
	(in millions)
Net cash provided by operating activities	$207.1	$213.6	(3.0)%	$819.2	$779.9	5.0%
Net cash used in investing activities	$(219.0)	$(106.4)	105.8%	$(364.7)	$(274.5)	32.9%
Net cash (used in) provided by financing activities	$(76.5)	$51.4	(248.8)%	$(418.9)	$(334.8)	25.1%

Operating Activities

Net cash provided by operating activities was $207.1 million for the three months ended September 30, 2020 compared to $213.6 million for the three months ended September 30, 2019. The decrease in cash provided by operating activities for the three months ended September 30, 2020 was primarily due to a deferral of federal income tax payments from the second quarter 2020 to the third quarter 2020, partially offset by the deferral of certain employer payroll taxes resulting from the CARES Act, as well as an increase in customer collections, and a reduction in travel payments as a result of COVID-19.

Net cash provided by operating activities was $819.2 million for the nine months ended September 30, 2020 compared to $779.9 million for the nine months ended September 30, 2019. The increase in net cash provided by operating activities was primarily related to an increase in customer collections, a reduction in travel payments as a result of COVID-19, as well as a deferral of certain employer payroll taxes resulting from the CARES Act, partially offset by an increase in income tax payments.

Investing Activities

Net cash used in investing activities of $219.0 million for the three months ended September 30, 2020 was primarily related to acquisitions, including associated escrow funding, of $159.9 million and capital expenditures of $64.8 million. Net cash used in investing activities of $106.4 million for the three months ended September 30, 2019 was primarily related to capital expenditures of $60.7 million and acquisitions, including associated escrow funding, of $44.9 million.

Net cash used in investing activities of $364.7 million for the nine months ended September 30, 2020 was primarily related to capital expenditures of $174.4 million, acquisitions, including associated escrow funding, of $159.9 million and the disposed business and cash of $63.8 million in exchange for a non-controlling 35.0% ownership interest in the nonpublic company Vexcel Group, Inc ("Vexcel"), partially offset by proceeds of $23.1 million from the sale of our compliance background screening business. Net cash used in investing activities of $274.5 million for the nine months ended September 30, 2019 was primarily related to capital expenditures of $152.8 million and acquisitions, including associated escrow funding, of $114.0 million.

Financing Activities

Net cash used in financing activities of $76.5 million for the three months ended September 30, 2020 was primarily driven by repurchases of common stock of $50.0 million and dividend payments of $43.9 million, partially offset by stock options exercised of $26.0 million. Net cash provided by financing activities of $51.4 million for the three months ended September 30, 2019 was primarily driven by proceeds from the issuance of long term debt, inclusive of original issue premium and net of original issue discount, of $221.8 million and proceeds from stock options exercised of $13.5 million, partially offset by repurchases of common stock of $75.0 million, net debt repayments on our Credit Facility of $60.0 million and dividend payments of $40.8 million.

Net cash used in financing activities of $418.9 million for the nine months ended September 30, 2020 was primarily driven by net debt repayments on our Credit Facility of $495.0 million, repurchases of common stock of $298.8 million, dividend payments of $131.8 million, and payment of contingent liabilities related to acquisitions of $34.2 million, partially offset by net proceeds from issuance of the senior notes of $494.8 million and proceeds from stock options exercised of $68.3 million. Net cash used in financing activities of $334.8 million for the nine months ended September 30, 2019 was primarily driven by net debt repayments on our Credit Facility of $405.0 million and repayment of our 4.875% senior notes of $250.0 million on January 15, 2019, repurchases of common stock of $200.0 million, and dividend payments of $122.7 million, partially offset by proceeds from issuance of long-term debt, inclusive of the original issue premium and net of original discount, of $619.7 million, and proceeds from stock options exercised of $45.8 million.

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

Market risks at September 30, 2020 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 18, 2020.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 16 to our condensed consolidated financial statements for the nine months ended September 30, 2020 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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

Issuer Purchases of Equity Securities

Our board of directors has authorized the Repurchase Program since May 2010, of up to $3.8 billion, inclusive of the $500.0 million authorization approved by the board on February 12, 2020. As of September 30, 2020, we had $328.8 million available to repurchase shares. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $3,471.2 million. Our share repurchases for the quarter ended September 30, 2020 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
July 1, 2020 through July 31, 2020	235,018	(1)	$170.20	(1)	235,018	$328.8
August 1, 2020 through August 31, 2020	—		$—		—	$328.8
September 1, 2020 through September 30, 2020	41,272	(1)	$180.97	(1)	41,272	$328.8
	276,290	(1)	$180.97	(1)	276,290

(1) In June 2020, we entered into an Accelerated Share Repurchase ("ASR agreement") to repurchase shares of our common stock for an aggregate purchase price of $50.0 million with Bank of America, N.A. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $50.0 million in July 2020, we received 235,018 shares of our common stock at a price of $170.20 per share. Upon the final settlement in September 2020, we received an additional 41,272 shares as determined by the daily volume weighted average share price of our common stock during the term of the ASR agreement, bringing the total shares received under this ASR agreement to 276,290 and a final average price paid of $180.97 per share.

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

Verisk Analytics, Inc.
(Registrant)

Date: November 4, 2020	By:	/s/ Lee M. Shavel
Lee M. Shavel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)