Form 10-K
period 2020-12-31
Verisk Analytics, Inc.
filed 2021-02-23
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment on the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $26,448,164,972 based on the closing price reported on the NASDAQ Global Select Market on such date.

As of February 19, 2021, there were 162,791,583 shares outstanding of the registrant's Common Stock, par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

INDEX

Unless the context otherwise indicates or requires, as used in this annual report on Form 10-K, references to “we,” “us,” “our” or the “Company” refer to Verisk Analytics, Inc. and its subsidiaries.

In this annual report on Form 10-K, all dollar amounts are expressed in millions, unless indicated otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Verisk Analytics, Inc. ("Verisk") has made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this annual report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors.” You should specifically consider the numerous risks outlined under “Risk Factors.”

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

Our Company

Verisk is a leading data analytics provider serving customers in insurance, energy and specialized markets, and financial services. Using advanced technologies to collect and analyze billions of records, we draw on unique data assets and deep domain expertise to provide innovations that may be integrated into customer workflows. We offer predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, natural resources intelligence, economic forecasting, commercial banking and finance, and many other fields. In the United States ("U.S.") and around the world, we help customers protect people, property, and financial assets.

Our customers use our solutions to make better decisions about risk and opportunities with greater efficiency and discipline. We refer to these products and services as solutions due to the integration among our services and the flexibility that enables our customers to purchase components or a comprehensive package. These solutions take various forms, including proprietary data assets, expert industry insight, statistical models, tailored analytic object, and robust software platforms all designed to allow our customers to make more informed risk decisions. We believe our solutions for analyzing risk have a positive impact on our customers’ revenues and help them better manage their costs. In 2020, our customers included all of the top 100 property and casualty ("P&C") insurance providers in the U.S. for the lines of P&C services we offer and the top 30 credit card issuers in North America, the United Kingdom, and Australia as well as nine of the top ten global energy producers around the world. We also work with a wide range of companies, governments, and institutions across the energy and metals and mining value chains. We believe that our commitment to our customers and the embedded nature of our solutions serve to strengthen and extend our relationships.

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

We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically prepaid and represented over 82% of our revenues in 2020. For the year ended December 31, 2020, we had revenues of $2,784.6 million and net income of $712.7 million. For the five-year period ended December 31, 2020, our consolidated revenues grew at a compound annual growth rate ("CAGR") of 8.7% and our net income grew at 4.8%.

Our History

We trace our history to 1971, when Insurance Services Office, Inc. ("ISO") started operations as a not-for-profit advisory and rating organization providing services to the U.S. P&C insurance industry. ISO was formed as an association of insurance companies to gather statistical data and other information from insurers and report to regulators, as required by law. ISO’s original functions also included developing programs to help insurers define and manage insurance products and providing information to help insurers determine their own independent premium rates. Insurers used and continue to use our offerings primarily in their product development, underwriting, and rating functions.

On May 23, 2008, in contemplation of our initial public offering ("IPO"), ISO formed Verisk Analytics, Inc. ("Verisk"), a Delaware corporation, to be the holding company for our business. Verisk was initially formed as a wholly owned subsidiary of ISO. On October 6, 2009, in connection with our IPO, we effected a reorganization whereby ISO became a wholly owned subsidiary of Verisk. Verisk common stock began trading on the NASDAQ Global Select Market on October 7, 2009, under the ticker symbol “VRSK.”

Over the past two decades, we have transformed our business beyond its original functions by deepening and broadening our data assets, developing a set of integrated risk management solutions and services, and addressing new markets. Our expansion into analytics began when we acquired the American Insurance Services Group ("AISG") and certain operations and assets of the National Insurance Crime Bureau in 1997 and 1998, respectively. Those organizations brought to the company large databases of insurance claims as well as expertise in detecting and preventing claims fraud. To further expand our business, in 2002, we acquired AIR Worldwide ("AIR"), the technological leader in catastrophe modeling. In 2006, to bolster our position in the insurance claims field, we acquired Xactware Solutions Inc., a leading supplier of estimation software for professionals involved in building repair and reconstruction. In 2012, we acquired Argus Information & Advisory Services, LLC ("Argus") to expand our global presence providing information, competitive benchmarking, analytics, and customized services to financial institutions in the payments space. In 2015, we acquired Wood Mackenzie Limited ("Wood Mackenzie") to advance our strategy to expand internationally and position us in the global energy market. In 2017, we acquired G2 Web Services, LLC ("G2"); Sequel Business Solutions Ltd. ("Sequel"); Lundquist Consulting, Inc. ("LCI"); and PowerAdvocate, Inc. ("PowerAdvocate") to further strengthen our position in their respective segments. G2 provides merchant risk intelligence solutions for acquirers, commercial banks, and other payment system providers. Sequel is a leading insurance and reinsurance software specialist based in London. LCI offers risk insight, prediction, and management solutions for banks and creditors. PowerAdvocate is a leading data analytics provider with a one-of-a-kind spend and cost data curated from millions of transactions across thousands of services, materials, and equipment categories in the energy industry. In 2018, we acquired Rulebook Limited ("Rulebook") to further our international insurance presence in the overseas market. In 2019, we acquired Genscape, Inc. ("Genscape") and Flexible Architecture and Simplified Technology, LLC ("FAST") to enhance our solutions within the Energy and Specialized Markets segment and Insurance segment, respectively. In 2020, we acquired Franco Signor, LLC to further our offerings in the Medicare space and Lead Intelligence, Inc. ("Jornaya") to grow our set of marketing solutions for the insurance and financial services markets.

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

Insurance Segment

Our Insurance segment primarily serves our P&C insurance customers and focuses on the prediction of loss, the selection and pricing of risk, and compliance with their reporting requirements in each U.S. state in which they operate. We also develop and utilize machine learned and artificially intelligent models to forecast scenarios and produce both standard and customized analytics that help our customers better manage their businesses, including detecting fraud before and after a loss event and quantifying losses. Our customers include most of the P&C insurance providers in the U.S. In recent years, we have expanded our offerings to also serve certain non-U.S. markets. Finally, we have also expanded into the life and annuity sectors through the acquisition of FAST in December 2019, as well as internal solutions development, to enable the transformation of the industry across the policy lifecycle through no-code technology, data analytics, and modeling.

Underwriting & rating

We are the recognized leader in the U.S. for industry-standard insurance programs that help P&C insurers define coverages and issue policies. We provide policy language, prospective loss costs, policy writing rules, and a variety of underwriting solutions for risk selection and segmentation, pricing, and workflow optimization across 30 lines of insurance. Our policy language, prospective loss cost information and policy writing rules can serve as integrated turnkey insurance programs for our customers. Insurance companies need to ensure that their policy language, rules, and rates comply with all applicable legal and regulatory requirements. They must also make sure their policies remain competitive by promptly changing coverages in response to changes in statutes, case law, or regulatory requirements. To meet their insurers' needs, we process approximately 2,400 regulatory filings and interface with state regulators in all 50 states plus the District of Columbia, Guam, Puerto Rico, and the Virgin Islands each year to ensure smooth implementation of our rules and forms. When insurers choose to develop their own alternative programs, our industry-standard insurance programs also help regulators ensure that such insurers’ policies meet basic coverage requirements.

Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation, because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements, and policy writing support language that assist our customers in understanding the risks they assume and the coverages they offer. With these policy programs, insurers also benefit from economies of scale. We have more than 195 specialized lawyers and insurance experts reviewing changes in each state’s insurance rules and regulations, including an average of over 11,000 legislative actions, over 9,200 regulatory actions, and 2,000 court decisions per year, to make any required changes to our policy language and rating information.

To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowners line of insurance, we maintain policy language and rules for 6 basic coverages, 283 national endorsements, and 616 state-specific endorsements.

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

To provide our customers and the regulators the information they require, we maintain one of the largest private databases in the world. Over the past four decades, we have developed core expertise in acquiring, processing, managing, protecting, and operating large and comprehensive databases that are the foundation of our insurance offerings. We use our proprietary technology to assemble, organize, and update vast amounts of detailed information submitted by our customers. We supplement this data with publicly available information.

In 2020 alone, P&C insurers sent us approximately 3.1 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain a database of more than 22.9 billion statistical records, including approximately 9.9 billion commercial lines records and approximately 13.0 billion personal lines records. We collect unit transaction detail of each premium and loss record, which enhances the validity, reliability, and accuracy of our data sets and our actuarial analyses. Our proprietary quality process includes more than 2,900 separate checks to ensure that the data meets our high standards of quality.

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

We gather information on individual properties and communities so that insurers can use our information to evaluate and price personal and commercial property insurance, as well as commercial liability insurance. Our property-specific rating and underwriting information allows our customers to understand, quantify, underwrite, mitigate, and avoid potential loss for residential and commercial properties. Our database contains data and analytics on approximately 12.0 million commercial properties in the U.S. We have a staff of approximately 530 field representatives strategically located around the U.S. who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits more than 375,000 commercial properties to collect information on new buildings and verify building attributes.

We are a leading provider of innovative solutions for the personal underwriting markets, including homeowners and auto lines. Drawing on an array of resources from proprietary and third-party data to geospatial imagery, we build and maintain widely used industry-standard tools that assist insurers in underwriting and rating—that is, measuring and selecting risks and pricing coverage appropriately to help ensure fairness to the consumer and a reasonable return for the insurer. Our solutions apply advanced predictive analytics to our deep reservoir of data and information to gauge the degree and cost of risk quickly and precisely, and our workflow tools help insurers increase speed and cost-efficiency while delivering superior customer experiences. These premier solutions span a range of applications—from using precise home reconstruction costs to ensure policyholders have the right amount of coverage, to providing auto insurers with data to bind policies in minutes with once-and-done quoting.

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

We have begun to expand our footprint of data and solutions to include both U.S. and international markets. Our international insurance markets grew through acquisitions, and today serves a large proportion of those insurers operating in both the UK and Irish property and casualty markets. Additionally, our international market provides services to much of the Lloyd's and London market, whilst also serving customers in Canada, Continental Europe, Singapore, China, Australia, and New Zealand. The international enhanced commercial and residential property models and enriched data sets help insurers with triage, reconstruction value, risk selection, pricing, benchmarking, and portfolio management across multiple insured segments, with an emphasis on residential and commercial property. Insurers also use our solutions to finetune the accuracy of their rating models, to drive underwriting results through a set of analytical products that predict the relative risk and variation of major insurance perils including theft, flood, storm, fire, freeze, etc. Our international small and medium size commercial lines casualty solutions help customers digitally transform, enabling straight through processing and underwriting. In addition to property data and solutions, customers benefit from decision and benchmarking analytics using firmographic, technographic, and business intelligence, and proprietary management competency scores.

Claims

Our claims insurance solutions provide our customers analytics in the areas of fraud detection, compliance reporting, subrogation and repair cost estimation, including emerging areas of interest within these categories.

We are a leading provider of fraud-detection tools for the P&C insurance industry. Our anti-fraud solutions improve our customers’ profitability by both predicting the likelihood that fraud may be occurring and detecting suspicious activity after it has occurred. When a claim is submitted, our system searches our all-claims database and returns information about other claims filed by the same individuals or businesses (either as claimants or insurers) that helps our customers determine if fraud may be occurring. The system searches for matches in identifying informational fields, such as name, address, Social Security number, vehicle identification number, driver’s license number, tax identification number, or other parties to the loss. Our system also includes advanced name and address searching to perform intelligent searches and improve the overall quality of the matches. Information from match reports speeds payment of meritorious claims while providing a defense against fraud and can lead to denial of a claim, negotiation of a reduced award, or further investigation by the insurer or law enforcement.

We also have a comprehensive case management system used by claims adjusters and investigation professionals to process claims and fight fraud. Our claims databases are one of the key tools in the fight against insurance fraud. The benefits of a single all-claims database include improved efficiency in reporting data and searching for information; enhanced capabilities for detecting suspicious claims; and superior information for investigating fraudulent claims, suspicious individuals, and possible fraud rings. Our database also helps insurers fulfill on their regulatory compliance reporting requirements at both the state and federal level for delinquent child support liens and other required checks. The database contains information for more than 1.5 billion claims and is the world’s largest database of P&C claims information used for claims processing and investigations. Insurers and other participants submit more than 253,000 new claims a day on average across all categories of the U.S. P&C insurance industry.

We also offer solutions to help the P&C industry comply with the federal Medicare Secondary Payer ("MSP") Statute; mandating reporting of claims data, repayment of conditional payments liabilities, and ongoing protection of the Medicare Trust Fund. Our solutions include highly accurate Medicare reporting with flexible solutions that are customized to the way insurers, self-insured employers and third-party administrators ("TPAs") do business, including integrated conditional payment processing, and a full range of Medicare Set-Aside ("MSA") services. In addition to full compliance support, including First Report of Injury ("FROI")/Subsequent Report of Injury ("SROI") and other Electronic Data Interchange ("EDI") reporting, claims professionals can also access robust analytic solutions for workers' compensation and liability claims and can leverage litigation analytics for improved claim results.

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

We also offer our customers access to price lists, which include structural repair and restoration pricing for 468 separate economic areas in North America. We revise this information monthly, and in the aftermath of a major disaster, we can update the price lists as often as weekly to reflect rapid price changes. Our structural repair and cleaning database contains approximately 21,000 unit-cost line items. For each line item, such as smoke cleaning, water extraction and hazardous cleanup, we report time and material pricing, including labor, labor productivity rates (for new construction and restoration), labor burden and overhead, material costs, and equipment costs. We improve our reported pricing data by several methods, including direct market surveys and an analysis of the actual claims experiences of our customers. We estimate that more than 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. Use of such a large percentage of the industry’s claims data leads to accurate reporting of pricing information, which we believe is unmatched in the industry.

Customers access our claims ecosystem to provide valuable insights into weather peril impact to their book of business, remotely connect with their policyholders to enhance communication for faster claims resolution, and analyze and benchmark performance against peers in the industry. Increasingly, the Verisk suite of claims products leverages artificial intelligence and automation to streamline claims handling, connect vital data points, and improve the customer experience.

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

Energy and Specialized Markets Segment

We are a leading provider of data analytics across the natural resources value chain including the global energy, chemicals, metals and mining, and power and renewables sectors. We deliver analysis and advice on assets, companies, governments, and markets based on proprietary near real time data as well as historic information. This enables us to offer a comprehensive and integrated analysis of relevant commodities to our customers. We provide research and consulting services focusing on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis. We offer consultancy in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support.

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

We also offer a comprehensive suite of data and information services that enable improved compliance with global environmental health and safety ("EH&S") requirements related to the safe manufacturing, distribution, transportation, usage, and disposal of chemicals and products. From the supply chain or solutions life cycle, we deliver a program specific to the EH&S compliance information and management needs of our customers. Our full-solutions life cycle and cross-supply chain approach provides a single, integrated solution for managing customers' EH&S capabilities, which results in improved processes and reduced cost, risk, and liability.

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

Our Growth Strategy

Over the past five years, we have grown our revenues at a CAGR of 8.7% through the successful execution of our business plan. Those results reflect strong organic revenue growth, new product development, and acquisitions. We have made, and continue to make, investments in people, data sets, analytic solutions, technology, and complementary businesses. The key components of our strategy include the following:

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

Our Customers

The customers in our Insurance segment for the lines of P&C services we offer include the top 100 P&C insurance providers in the U.S. as well as domestic InsurTech companies and insurers in international markets. A substantial majority of P&C insurance providers in the U.S. use our statistical agent services to report to regulators, and the majority of insurers and reinsurers in the U.S. use our actuarial services and industry-standard insurance programs. In addition, certain agencies of the federal government as well as county and state governmental agencies and organizations use our solutions to help satisfy government needs for risk assessment and emergency response information. For life and annuity insurers, we offer digital solutions including electronic applications and policy administration systems to enable automated/accelerated triage, underwriting, fraud detection, and modeling. Further, our claims database serves thousands of customers, representing approximately 90% of the P&C insurance industry by premium volume, more than 500 self-insurers, approximately 400 third-party administrators, several state fraud bureaus, and many law enforcement agencies involved in the investigation and prosecution of insurance fraud. We estimate that more than 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair cost estimation pricing data.

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

Within the Financial Services segment, our customers include financial institutions, payment networks and processors, alternative lenders, regulators, merchants, and the top 30 credit card issuers in North America, the United Kingdom, and Australia.

Our Competitors

We believe that no single competitor currently offers the same scope of services and market coverage we provide. The breadth of markets we serve exposes us to a broad range of competitors as described below. Businesses that we acquire may introduce us to additional competitors.

Our Insurance segment operates primarily in the U.S. P&C insurance industry, where we enjoy a leading market presence. We have a number of competitors in specific lines or services. We encounter competition from a number of sources, including insurers that develop internal technology and actuarial methods for proprietary insurance programs. Competitors also include other statistical agents, such as the National Independent Statistical Service, the Independent Statistical Service, Inc., and other advisory organizations, that provide underwriting rules, prospective loss costs, and coverage language, including the American Association of Insurance Services, Inc. and Mutual Services Organization. However, we believe that none of our competitors have the breadth or depth of data we have. Competitors for our property-specific rating and underwriting information are primarily limited to a number of regional providers of commercial property inspections and surveys, including Overland Solutions, Inc., and Regional Reporting, Inc., and emerging providers in the InsurTech space. We also compete with a variety of organizations that offer consulting services, primarily specialty technology and consulting firms. In addition, a customer may use its own internal resources rather than engage an outside firm for these services. Finally, our underwriting products compete with Lexis Nexis and Core Logic in the marketplace. Our competitors also include information technology product and services vendors; management and strategy consulting firms; and smaller specialized information technology and analytical services firms, including Pinnacle Consulting and EMB, a unit of Willis Towers Watson. Finally, in the life insurance sector, our solutions compete against vendors such as Accenture, Oracle, DXC, Majesco and iPipeline, as well as the in-house technology departments of Life Insurers. In the P&C insurance claims market and catastrophe modeling market, certain products are offered by a number of companies, including Risk Management Solutions (catastrophe modeling), CoreLogic (property replacement value), LexisNexis® Risk Solutions (loss histories and motor vehicle records for personal lines underwriting), Solera Holdings, Inc. (personal automobile underwriting), and Symbility (repair cost estimating). We believe that our P&C insurance industry expertise, and our ability to offer multiple applications, services, and integrated solutions to individual customers are competitive strengths.

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

Development of New Solutions

We take a market-focused team approach to developing our solutions. Our operating units are responsible for developing, reviewing, and enhancing our various products and services. Our data management and production team designs and manages our processes and systems for market data procurement, proprietary data production, and quality control. Our Joint Development Environment ("JDE") and Enterprise Data Management ("EDM") teams support our efforts to create new information and products from available data and explore new methods of collecting data. EDM is focused on understanding and documenting business unit and corporate data assets and data issues, sharing and combining data assets across the enterprise, creating an enterprise data strategy, facilitating research and product development, and promoting cross-enterprise communication. Our Verisk Innovative Analytics ("VIA") team is a corporate center of excellence for analytical methods in applying modeling techniques to predict risk outcomes.

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

We add to our offerings through an active acquisition program. Since 2016, we have acquired 31 businesses, which have allowed us to enter new markets, offer new solutions and enhance the value of existing services with additional proprietary sources of data.

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

Sales, Marketing, and Customer Support

We sell our solutions and services primarily through direct interaction with our customers. We employ a three-tier sales structure that includes salespeople, technical consultants, and sales support. Within our company, several areas have sales teams that specialize in specific products and services. Those specialized sales teams sell specific, highly technical solution sets to targeted markets in coordination with account management.

To provide account management to our largest customers in the insurance, energy, and financial markets, we divide our customers into three groups. Tier One (“Global/National Accounts") comprises our largest customers. Tier Two (“Strategic Accounts") represents both large and middle-market customer groups. Tier Three is composed of small and specialized companies that may represent one line of business, may be regionally focused, or are recent new entrants into the marketplace. In Tier One and Tier Two segments, we have sales teams organized by the following specialties: personal or commercial lines underwriting and pricing, claims, catastrophe risk, and energy. In the Tier Three segment, we assign a sales generalist with overall account management responsibility. Our tiered approach has proven to be a successful sales model and approach to building customer relationships. Our senior executives regularly engage with the senior management of our customers to ensure customer satisfaction and strategic alignment and to support mutual partnership innovation opportunities.

Salespeople participate in both sales and customer service activities. They provide direct support, interacting frequently with assigned customers to ensure a satisfactory experience using our services. Salespeople primarily seek out new sales opportunities and work with the various product teams to coordinate sales activities and ensure our solutions fit the customer's needs. We believe our salespeople’s product knowledge, skills to develop relationships of trust, and local presence differentiate us from our competition. Technical consultants are subject matter experts and work with salespeople on specific opportunities for their assigned products and segments. Salespeople manage the overall sales process and technical consultants manage the rigorous integration and functional fit discussions to ensure mutual success and satisfaction. Both salespeople and technical consultants have responsibility for identifying new sales opportunities. A team approach and a common customer relationship management system allow for effective coordination among the groups.

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

Disaster Recovery

We are committed to a framework for business continuity management and carry out annual reviews of the state of preparedness of each business unit. We also have documented disaster recovery plans in place for each of our major data centers and each of our solutions. The data center in Somerset, New Jersey is the recovery site for the Lehi, Utah, data center and vice versa. Business continuity planning is in place for all of our critical business processes to provide for the prompt and effective continuation of critical services in the event of a business disruption. Our business continuity program adheres to ISO 22301:2019, which is an international standard for business continuity. All business impact analysis and business continuity plans are reviewed and updated, at a minimum, annually or when significant business changes occur.

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

Human Capital

Our global workforce is united by our mission to serve, add value, and innovate for our customers.

As a knowledge-based business, we carefully integrate the skills and talents of 8,960 employees worldwide as of December 31, 2020. Our highly credentialed team holds advanced degrees and professional certifications specializing in actuarial science, chemistry and physics, commercial banking and finance, commodity analytics, data science and artificial intelligence, economics, engineering, GIS mapping, meteorology, natural resources, predictive analytics, supply chain, and other fields.

Approximately 66% of our employees are based in the United States, 14% in the United Kingdom, 7% in India, with the remainder serving in 37 countries across the globe.

None of our employees are represented by unions or subject to collective bargaining agreements, other than a small number of employees in Germany who are represented by a works council. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

We support and inspire our people with a warm and professional atmosphere, personal and career development opportunities at all levels, competitive compensation and benefits, an ongoing focus on well-being, and responsive leadership.

We have a culture of continuous learning and improvement. All employees have access to our world-class online learning platform, which features thousands of courses taught by industry experts, ranging from public speaking, to balancing work and personal life, to data science fundamentals.

Our Leadership Institute also conducts four leadership development programs tailored to leaders from first-time managers to senior executives. More than 1,000 participants have graduated to date, gaining practical tools to lead themselves, others, and the business.

We offer competitive salaries, annual merit salary reviews, and the opportunity for advancement. In addition, our program includes an incentive compensation component for eligible job categories, paid time off ("PTO"), flextime and telecommuting options, and a 401(k) program with a 100% company cash match (up to 6%). We also offer health insurance plans, no-cost life insurance equivalent to annual salary (with the option to purchase more), a discounted stock purchase program, a variety of physical, mental, and financial well-being offerings and resources, and more. Details vary by business unit and country.

Employees can also take advantage of our employee networks, grassroots groups that help support diversity-related programs and events and promote an inclusive community. As of 2020, there are eight networks: the Verisk Women's Network, the Verisk Pride Network, the Verisk Veterans and Military Service Members Network, the Verisk REACH Network (dedicated to empowering Black employees), the Verisk Parents Network, the Verisk Unidos Network (promoting awareness of Hispanic and Latinx culture), the Verisk Asian Network, and the Verisk Accessibility Network.

To support our goal to have a workforce that reflects the diversity of the communities we operate in, our Board of Directors adopted our Statement on Racial Equity and Diversity in 2020. Its purpose is to confront and overcome barriers to individual achievement based on race, ethnicity, gender, sexual orientation, identity, and beliefs.

We continually strive to encourage collaboration throughout the organization, involve and empower all of our employees, and develop a diverse workforce. Surveys conducted by outside organizations and our annual employee engagement survey measure our progress against these critical metrics.

In 2020, our employee engagement score rose from 70% to 78%, and for the fifth consecutive year, we received U.S. certification from Great Place to Work® for our outstanding workplace culture. We also received first-time certification in the United Kingdom, India, and Spain. The Great Place to Work Institute is a global authority on high-trust, high-performance workplaces.

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

Available Information

We maintain an Investor Relations website on the Internet at investor.verisk.com. We make available free of charge on or through this website, our annual, quarterly, and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). For access to the filings, click the “SEC Filings” link on the “Financial Information” tab on our Investor Relations homepage. The contents of our website are not incorporated into this filing. Verisk trades on the NASDAQ Global Market in the Nasdaq Global Select Market segment under the ticker symbol “VRSK.” Our stock was first publicly traded on October 7, 2009.

The public may read any materials filed by Verisk with the SEC on the SEC's Internet site (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

You should carefully consider the following risks and all of the other information set forth in this annual report on Form 10-K before deciding to invest in any of our securities. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our securities, including our common stock, could decline due to any of these risks, and you may lose all or part of your investment. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 7 of Part II, "Management's Discussion Analysis of Financial Condition and Results of Operations," and in the risk factors below, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of the risks discussed below.

Risks Related to Our Business

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

Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2020, approximately 51% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, our invoices for certain of our solutions are linked in part to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry that are beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions.

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

Our growth and success depend upon our ability to develop and sell new solutions. If we are unable to develop new solutions, or if we are not successful in introducing and/or obtaining regulatory approval or acceptance for new solutions, or products we develop face sufficient pricing pressure to make them unattractive to pursue, we may not be able to grow our business, or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new solutions may affect market acceptance of our solutions and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new solutions, primarily due to difficulties in developing models, acquiring data and adapting to particular operating environments. Errors or defects in our solutions that are significant, or are perceived to be significant, could result in rejection of our solutions, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims.

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

In order to finance acquisitions, which are an important part of our long-term growth strategy, we may incur substantial additional indebtedness and such increased leverage could adversely affect our business. In particular, the increased leverage could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue other operational and strategic opportunities. The increased leverage, potential lack of access to financing and increased expenses could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Risks Related to Our Intellectual Property and Cybersecurity

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

If a successful claim of infringement is brought against us and we fail to develop non-infringing technologies and solutions or to obtain licenses on a timely and cost-effective basis, this could materially adversely affect our business, reputation, financial condition, operating results, and cash flows.

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

Risks Related to Legal, Regulatory and Compliance Matters

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

Because personal, public and non-public information is stored in some of our databases, we are vulnerable to government regulation and adverse publicity concerning the use of our data. We provide many types of data and services that already are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Driver’s Privacy Protection Act, the European Union’s General Data Protection Regulation, the Dodd Frank Wall Street Reform and Consumer Protection Act and to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe that the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Similar initiatives are under way in other countries in which we do business or from which we source data. We have implemented various measures to comply with the data privacy and protection principles of the European Union’s General Data Protection Regulation, however, there can be no assurances that such methods will be deemed fully compliant. If we are unable to comply with the data privacy and protection principles adopted pursuant to the General Data Protection Regulation, it will impede our ability to conduct business between the U.S. and the E.U. which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

In the Xactware Solutions, Inc. patent litigation, on February 16, 2021, the United States District Court for the District of New Jersey granted the plaintiff's motion for enhanced damages and attorneys' fees. The Court trebled the jury's award of $125.0 million, awarding enhanced damages for a total of $375.0 million, and also awarded the plaintiff pre-judgment and post-judgment interest. Following the outcome of the trial in 2019, we established a $125.0 million reserve in connection with this litigation. Since our appeal to the Federal Circuit remains pending, it is not reasonably possible to determine the ultimate resolution of this matter at this time. While the ultimate resolution of this matter remains uncertain at this time, should our appeal be unsuccessful, there is a risk that we could incur additional expenses up to the amount by which the enhanced damages award, plus pre-judgment and post-judgment interest and attorneys' fees, exceeds the existing $125.0 million reserve. See Note 21. to the consolidated financial statements.

Risks Related to International Operations

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

Wood Mackenzie is based in the United Kingdom ("U.K.") and conducts its principal operations outside the U.S. As a result, the percentage of our revenues generated outside of the U.S. has increased materially. Conducting extensive international operations subjects us to risks that are inherent in international operations, including challenges posed by different pricing environments and different forms of competition; lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers; unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties, or other trade restrictions; differing technology standards; difficulties in collecting accounts receivable; difficulties in managing and staffing international operations; varying expectations as to employee standards; potentially adverse tax consequences, including possible restrictions on the repatriation of earnings; and reduced or varied protection for intellectual property rights in some countries. Moreover, international operations could be interrupted and negatively affected by economic changes, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, and other economic or political uncertainties. All of these risks could result in increased costs or decreased revenues, either of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Risks Related to Our Common Stock

If there are substantial sales of our common stock, our stock price could decline.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive. As of December 31, 2020, our ten largest shareholders owned 39.3% of our common stock, including 3.1% of our common stock owned by our Employee Stock Ownership Plan or ESOP. Such stockholders are able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.

Pursuant to our equity incentive plans, options to purchase approximately 6,210,845 shares of common stock were outstanding as of February 19, 2021. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable or make it more difficult for stockholders to replace directors even if stockholders consider it beneficial to do so. Our certificate of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares to thwart a takeover attempt,

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors,

•	require that vacancies on the board of directors, including newly created directorships, be filled only by a majority vote of directors then in office,

•	limit who may call special meetings of stockholders,

•	prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of the stockholders, and

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our headquarters are in Jersey City, New Jersey. As of December 31, 2020, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	352,765	December 31, 2033
Lehi, Utah	200,000	January 31, 2024
Boston, Massachusetts	115,271	November 30, 2030
White Plains, New York	63,461	September 29, 2021
Houston, Texas	56,584	April 30, 2023

We also lease offices in 22 states in the U.S., and offices outside the U.S. to support our international operations in Argentina, Australia, Bahrain, Belgium, Brazil, Bulgaria, Canada, China, Czech Republic, Denmark, France, Germany, India, Indonesia, Ireland, Israel, Italy, Japan, Malaysia, Mexico, Nepal, Netherlands, New Zealand, Nigeria, Poland, Russia, Singapore, South Africa, South Korea, Spain, Thailand, the United Arab Emirates, and the U.K.

We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.	Legal Proceedings

See Note 21, Commitments and Contingencies, to the consolidated financial statements included in Item 8 Part II of this 10-K for information regarding certain legal proceedings in which we are involved.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. As of February 19, 2021, there were approximately 59 stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of common stock is held in “street name” by brokers.

On February 12, 2020, April 29, 2020, July 29, 2020, and October 28, 2020, our Board approved a cash dividend of $0.27 per share of common stock issued and outstanding to the holders of record as of March 13, 2020, June 15, 2020, September 15, 2020, and December 15, 2020, respectively. The cash dividends of $43.9 million, $44.0 million, $43.9 million, and $43.9 million were paid on March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, respectively. We have a publicly announced share repurchase plan and repurchased a total of 62,208,390 shares since our IPO through December 31, 2020. As of December 31, 2020, we had 381,185,512 shares of treasury stock.

Performance Graph

The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 index, an aggregate index of our proxy peers used in last year’s statement and an aggregate index of our proxy peers used in this year’s statements. In this transition year, the table and the graph below include both the prior and the new indices of peer companies. The peer issuers used for this graph are Black Knight, Inc., CoreLogic Inc., CoStar Group Inc., Equifax Inc., Fair Isaac Corp., Gartner, Inc., Global Payments, Inc., IHS Markit, Intercontinental Exchange, Inc., Jack Henry & Associates Inc., Moody’s Corporation, MSCI Inc., S&P Global, and TransUnion. The prior peer issuers used for this graph are Alliance Data Systems Corporation, CoStar Group Inc., Equifax Inc., Factset Research Systems Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Gartner, Inc., IHS Markit, Moody’s Corporation, MSCI Inc., Nielsen Holdings plc, S&P Global, and TransUnion. The graph assumes that the value of investment in our common stock and each index was $100 at December 31, 2015 and that all cash dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

Assumes $100 Invested on December 31, 2015

Assumes Dividend Reinvested

Fiscal Year Ended December 31, 2020

Recent Sales of Unregistered Securities

We had no unregistered sales of equity securities during 2020.

Issuer Purchases of Equity Securities

Our board of directors has authorized a share repurchase program ("Repurchase Program") since May 2010, of up to $3.8 billion, inclusive of the $500.0 million authorization approved by the board on February 12, 2020. As of December 31, 2020, $278.8 million remains available for share repurchases. In December 2019, March 2020, June 2020, and September 2020, we entered into four Accelerated Share Repurchase ("ASR") agreements to repurchase shares of our common stock for an aggregate purchase price of $225.0 million. These ASRs were settled in February 2020, June 2020, September 2020, and December 2020. In December 2020, we entered into an additional ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $50.0 million. This ASR will be settled in March 2021. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregated value of $3,521.2 million. On February 16, 2021, our board of directors approved an additional share repurchase authorization of $300.0 million. Our share repurchases for the quarter ended December 31, 2020 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
October 1, 2020 through October 31, 2020	215,855	(1)	$185.31	(1)	215,855	$278.8
November 1, 2020 through November 30, 2020	—		—		—	$278.8
December 1, 2020 through December 31, 2020	47,042	(1)	$190.19	(1)	47,042	$278.8
	262,897	(1)	$190.19	(1)	262,897

_______________

(1) In September 2020, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $50.0 million with Citibank, N.A. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $50.0 million on October 1, 2020, we received 215,855 shares of our common stock at a price of $185.31 per share. Upon final settlement in December 2020, we received an additional 47,042 shares as determined by the daily volume weighted average share price of our common stock during the term of the ASR agreement, bringing the total shares received under this ASR agreement to 262,897 and a final average price paid of $190.19 per share.

Item 6.	Selected Financial Data

The following selected historical financial data should be read in conjunction with, and are qualified by reference to, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 are derived from the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017, and 2016 are derived from consolidated financial statements that are not included in this annual report on Form 10-K. Results for the year ended December 31, 2020 are not necessarily indicative of results that may be expected in any other future period.

Between January 1, 2016 and December 31, 2020, we acquired 31 businesses, which may affect the comparability of our consolidated financial statements. Our consolidated financial statements have been retroactively adjusted in all periods presented to give recognition to the discontinued operations of our healthcare business. The following table sets forth our statement of operations for the years ended December 31:

	2020	2019	2018	2017	2016
	(in millions, except for share and per share data)
Revenues:
Insurance	$1,986.3	$1,865.2	$1,714.9	$1,558.0	$1,426.2
Energy and Specialized Markets	641.6	563.9	504.3	437.2	435.7
Financial Services	156.7	178.0	175.9	150.0	133.3
Revenues	2,784.6	2,607.1	2,395.1	2,145.2	1,995.2
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	993.9	976.8	886.2	783.8	714.4
Selling, general and administrative	413.9	603.5	378.7	322.8	301.6
Depreciation and amortization of fixed assets	192.2	185.7	165.3	135.6	119.1
Amortization of intangible assets	165.9	138.0	130.8	101.8	92.5
Other operating (income) loss	(19.4)	6.2	—	—	—
Total operating expenses	1,746.5	1,910.2	1,561.0	1,344.0	1,227.6
Operating income	1,038.1	696.9	834.1	801.2	767.6
Other income (expense):
Investment (loss) income and others, net	(2.4)	(1.7)	15.3	9.2	6.1
Interest expense	(138.2)	(126.8)	(129.7)	(119.4)	(120.0)
Total other expense, net	(140.6)	(128.5)	(114.4)	(110.2)	(113.9)
Income before income taxes from continuing operations	897.5	568.4	719.7	691.0	653.7
Provision for income taxes	(184.8)	(118.5)	(121.0)	(135.9)	(202.2)
Income from continuing operations	712.7	449.9	598.7	555.1	451.5
Income from discontinued operations, net of tax (1)	—	—	—	—	139.7
Net income	$712.7	$449.9	$598.7	$555.1	$591.2
Basic net income per share
Income from continuing operations	$4.38	$2.75	$3.63	$3.36	$2.68
Income from discontinued operations	—	—	—	—	0.83
Basic net income per share	$4.38	$2.75	$3.63	$3.36	$3.51
Diluted net income per share
Income from continuing operations	$4.31	$2.70	$3.56	$3.29	$2.64
Income from discontinued operations	—	—	—	—	0.81
Diluted net income per share	$4.31	$2.70	$3.56	$3.29	$3.45
Cash dividends declared per share (2)	$1.08	$1.00	$—	$—	$—
Weighted average shares outstanding:
Basic	162,610,586	163,535,438	164,808,110	165,168,224	168,248,304
Diluted	165,320,709	166,560,115	168,297,836	168,688,868	171,171,572

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance for the years ended December 31:

	2020	2019	2018	2017	2016
	(in millions)
Other data:
EBITDA (3):
Insurance	$1,129.3	$823.3	$929.1	$852.7	$776.3
Energy and Specialized Markets	216.8	141.2	157.5	136.7	154.1
Financial Services	47.7	54.4	58.9	58.4	320.9
EBITDA	$1,393.8	$1,018.9	$1,145.5	$1,047.8	$1,251.3
The following is a reconciliation of net income to EBITDA:
Net income	$712.7	$449.9	$598.7	$555.1	$591.2
Depreciation and amortization of fixed and intangible assets from continuing operations	358.1	323.7	296.1	237.4	211.6
Interest expense from continuing operations	138.2	126.8	129.7	119.4	120.0
Provision for income taxes from continuing operations	184.8	118.5	121.0	135.9	202.2
Depreciation, amortization, interest and provision for income taxes from discontinued operations	—	—	—	—	126.3
EBITDA	$1,393.8	$1,018.9	$1,145.5	$1,047.8	$1,251.3

The following table sets forth our consolidated balance sheet data as of the years ended December 31:

	2020	2019	2018	2017	2016
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$218.8	$184.6	$139.5	$142.3	$135.1
Total assets	$7,561.8	$7,055.2	$5,900.3	$6,020.3	$4,631.2
Total debt (4)	$3,213.9	$3,151.0	$2,723.3	$3,008.8	$2,387.0
Stockholders’ equity	$2,698.2	$2,260.8	$2,070.6	$1,925.4	$1,332.4

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

Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies; EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our operating income, net income or cash flow from operating activities reported under GAAP. Management uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment company performance. Some of these limitations involved in the use of EBITDA are:

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

▪	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

(4)	Includes finance lease obligations and unamortized discount and debt issuance costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included elsewhere in this annual report on Form 10-K, as well as the discussion under “Selected Consolidated Financial Data.” This discussion contains forward-looking statements that involve risks and uncertainties, including the impact of the 2019 novel coronavirus ("COVID-19"). Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

This discussion includes a comparison of our results of operations, liquidity and capital resources, financing and financing capacity and cash flow for the years ended December 31, 2020 and 2019. A discussion of changes in our results of operations and cash flows for the years ended December 31, 2019 and 2018 can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" within the annual report on Form 10-K for the year ended December 31, 2019 filed on February 18, 2020.

Verisk is a leading data analytics provider serving customers in insurance, energy and specialized markets, and financial services. Using advanced technologies to collect and analyze billions of records, we draw on unique data assets and deep domain expertise to provide innovations that may be integrated into customer workflows. We offer predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, natural resources intelligence, economic forecasting, commercial banking and finance, and many other fields. In the U.S., and around the world, we help customers protect people, property, and financial assets. Refer to Item 1. Business for further discussion.

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

Our Insurance segment provides underwriting and ratings, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 71% of our revenues for the years ended December 31, 2020 and 2019. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented approximately 23% and 22% of our revenues for the years ended December 31, 2020 and 2019, respectively. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants. Our Financial Services segment's revenues represented approximately 6% and 7% of our revenues for the years ended December 31, 2020 and 2019, respectively.

COVID-19

Since January 2020, an outbreak of the 2019 novel coronavirus ("COVID-19") has evolved into a worldwide pandemic. We have modified our operations in line with our business continuity plans due to COVID-19. While our facilities generally remain open, we are making extensive use of the work-from-home model at this moment. On a daily basis, management is reviewing our operations and there have been to date minimal interruptions in our customer facing operations. Given the digital nature of our business and the move toward cloud enablement, we expect to remain operationally stable and fully available to our customers. We are in compliance with all financial and non-financial covenants and have not observed a loss of any significant customers, a significant deterioration in the collectability of receivables, a significant reduction in our liquidity, nor a significant decline in the subscription renewal rates.

We have analyzed our solutions and services to assess the impact of COVID-19 on our revenue streams. We have not identified any material impact stemming from COVID-19 on approximately 85% of our revenues at this point, as much of these revenues are subscription in nature and subject to long-term contracts. These revenues grew approximately 6% for the year ended December 31, 2020.

Of the remaining 15%, we have identified specific solutions and services, largely transactional in nature, that are being impacted by COVID-19. The primary causal factors are lower auto and travel insurance activity, the inability to enter commercial buildings to perform engineering analyses, decreased capital expenditure in the energy sector, and reduced levels of advertising by financial institutions and marketers. The portion of our revenue that is attributable to these solutions has been negatively impacted by COVID-19, and declined approximately 11% for the year ended December 31, 2020. The deepest impacts were in the categories of travel insurance analytics, auto underwriting and claims analytics in the insurance industry, consulting services in the energy industry, and spend informed analytic solutions in financial services. Although we have experienced a decline in revenue attributable to these specific solutions during the last two weeks of March 2020 and through the period ended December 31, 2020, currently we do not anticipate lasting impacts of a material nature to our long-term growth profile. As the global outbreak of COVID-19 is still rapidly evolving, management continues to closely monitor its impact on our business.

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

Approximately 82% of the revenues in our Insurance segment for the years ended December 31, 2020 and 2019 were derived from hosted subscriptions through agreements (generally one to five years) for our solutions. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 84% and 78% of the revenues in our Energy and Specialized Markets segment for the years ended December 31, 2020 and 2019, respectively, were derived from hosted subscriptions with long-term agreements for our solutions. Our customers in this segment include most of the top 10 global energy providers around the world. Approximately 77% and 72% of the revenues in our Financial Services segment for the years ended December 31, 2020 and 2019, respectively, were derived from subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include financial institutions, payment networks and processors, alternative lenders, regulators, merchants, and the top 30 credit card issuers in North America, the United Kingdom, and Australia.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the years ended December 31, 2020 and 2019, approximately 18% and 19% of our consolidated revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Principal Operating Costs and Expenses

Personnel expenses are a major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 59% and 52% of our total operating expenses for the years ended December 31, 2020 and 2019, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

We assign personnel expenses between two categories, cost of revenues and selling, general and administrative costs, based on the actual costs associated with each employee. We categorize employees who maintain our solutions as cost of revenues, and all other personnel, including executive managers, salespeople, marketing, business development, finance, legal, human resources, and administrative services, as selling, general and administrative expenses. A significant portion of our other operating costs, such as facilities and communications, are either captured within cost of revenues or selling, general and administrative expense based on the nature of the work being performed.

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

A significant change in P&C insurers’ profitability could affect the demand for our solutions. For insurers, the keys to profitability include increasing investment income, premium growth and disciplined underwriting of risks. Investment income remains under pressure as a result of low interest rates. Growth in P&C insurers’ direct written premiums is cyclical, with total industry premium growth receding from a peak of 14.8% in 2002 to a trough of negative 3.1% in 2009 and subsequently recovering to 4.4% in 2012, slowing down to 3.7% in 2015 and 2016, accelerating to 4.7% in 2017 and 5.5% in 2018, then again slowing down to 5.1% in 2019. In recent years, we have signed multi-year contracts with certain customers, and pricing is fixed at the beginning of each multi-year period; pricing for other customers is still linked to prior years' premiums. Based on the most recent results available, direct premium growth and net premium growth slowed down significantly in 2020 due to the COVID-19 pandemic. In 2020, insurers were also challenged by heightened catastrophic losses in 2020 associated with a record number of events ISO's Property Claims Service classified as catastrophes, including a major hurricane Laura and the Midwest derecho, both in August 2020, and multiple wildfires in the Western states. These events illustrate the need for broader coverages, such as flood to meet the changing needs of communities.  We continue to provide the necessary resources to meet insurer needs. In the life insurance market, carriers are looking to modernize and digitize their core platforms, as well as offer streamlined underwriting decision-making process to expand the number of policies which can be offered more rapidly, and without cumbersome medical tests. Our no-code modular technology stack and advanced analytics (such as using electronic health records to model mortality and detecting of tobacco use through voice analysis) enable the digital transformation of our customers' core infrastructure and automate their decision-making processes across the policy lifecycle.

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

Trends in the energy, chemicals, metals and mining sectors, and activity in financial markets can influence our revenues. The COVID-19 pandemic had a major impact on global economic growth, commodity flows and prices in 2020. Commodity markets in energy were disrupted with a negative impact on most of our major energy customers. Brent oil averaged $42 dollar per barrel in 2020 (and a monthly low of $19 dollars per barrel in April), down from $64 dollar per barrel in 2019; the downcycle in globally traded gas prices was exacerbated by weaker demand. Investment in the natural resources sector fell sharply as companies cut expenditure. We expect investment to increase with the recovery in the global economy though the natural resources industry will continue to demonstrate tight capital discipline which may affect our business. The energy transition is gathering pace with China, Japan, South Korea and Canada among the latest countries committing to net carbon neutral targets in 2020. The transition presents both a threat and an opportunity for the sector and our revenues. Fossil fuels will meet much of global demand for some decades, but investments in zero carbon energy (renewables and emerging technologies such as electric vehicles and energy storage) and the associated infrastructure will grow in importance. Electrification of economies will drive demand for base metals, some bulk commodities and battery raw materials. Climate change and decarbonization are rising up the agenda, and policy on environmental and social governance is intensifying. Attracting the capital needed to meet future energy demand is one of the industry’s challenges and data, analysis and insight will help our customers achieve this.

Trends in the banking and retail sectors, as well as material external factors can influence revenues in our Financial Services segment in many ways. COVID-19 has had a significant impact on our one-time consultative revenue streams over the past year as our clients sought to temporary reduce external expenditure while they focused on critical customer needs. Additionally, governmental intervention and actions to support indebted consumers by extending credit terms has created a lag in bankruptcy and similar filings which have adversely impacted our credit analytics business, but we do believe this is a temporary impact which will reverse over time. As retailers saw reduced consumer spend due to COVID-19 however, this created an opportunity for our spend analytics businesses to work more closely with retailers to help them understand and target emerging spend as the economies in our markets re-emerged. Our sector specific trends have remained broadly consistent with fraud and similar financial crimes continuing to impact our customers in ways ranging from regulatory risk and credit loss for financial institutions, to counterfeit loss and inventory shrinkage for merchants, with risks being elevated at times of financial stress. This can strengthen demand for our credit risk and fraud solutions ranging from enhanced brand protection solutions for retailers, through to enhanced artificial-intelligence led models to identify cross bank and cross-border fraudulent transactions. We continue to see increasing competition for traditional retail banks and consumer lenders from financial technology companies and other on-line lending new entrants, which provides opportunities for us to support many existing and potential clients, with our enhanced digital solutions and analytical tools providing new ways for us to communicate and engage with our clients today in our remote environment, and in the future.

Description of Acquisitions

We acquired thirteen businesses since January 1, 2018. These acquisitions affect the comparability of our consolidated results of operations between periods. See a description of our 2020 acquisitions below and Note 10. to our consolidated financial statements included in this annual report on Form 10-K for further discussions.

2020 Acquisitions

On December 16, 2020, the we acquired the stock of Lead Intelligence, Inc. ("Jornaya"), a leading provider of consumer behavioral data and intelligence. The acquisition added Jornaya's proprietary view of consumer buying journeys to our growing set of marketing solutions for the insurance and financial services markets, as well as provide customers with the intelligence and agility to time and tailor interactions based on actual in-market behaviors. Jornaya has become part of the underwriting & rating category within our Insurance segment.

On September 9, 2020, we acquired the stock of Franco Signor LLC ("Franco Signor"). Franco Signor is a Medicare Secondary Payer compliance solutions provider to large employers, insurers and third-party administrators in the U.S. Franco Signor has become part of the claims category within our Insurance segment and enhanced the solutions we currently offer, as well as added professional administrative services for Medicare Set Asides to our suite of solutions.

      Description of Dispositions

In the first quarter of 2020, our data warehouse business within the Financial Services segment qualified as assets held for sale and was sold on March 1, 2020. We recorded a gain of $3.5 million in "Other operating loss (income)" within the accompanying consolidated statements of operations for the year ended December 31, 2020.

On February 14, 2020, the sale of the compliance background screening business was completed for net cash proceeds of $23.1 million. A gain of $15.9 million was included in "Other operating loss (income)" within the accompanying consolidated statements of operations for the year ended December 31, 2020.

On February 1, 2020, the sale of the aerial imagery sourcing group was completed. We contributed assets related to the disposed business, including cash of $63.8 million, in exchange for a non-controlling 35.0% ownership interest in a nonpublic company, Vexcel. We determined the fair value of the securities associated with the non-controlling ownership interest in Vexcel with the assistance of valuations performed by third-party specialists, including the discounted cash flow analysis and estimates made by management. The securities were concluded not to have a readily determinable fair value and did not qualify for the practical expedient to estimate fair value. The contributed assets approximated the fair value of the investment securities related to the non-controlling ownership interest; therefore, there was no gain or loss recorded in conjunction with this disposition for the year ended December 31, 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Consolidated Results of Continuing Operations

Revenues

Revenues were $2,784.6 million for the year ended December 31, 2020 compared to $2,607.1 million for the year ended December 31, 2019, an increase of $177.5 million or 6.8%. Our recent acquisitions (BuildFax, FAST, Franco Signor, and Jornaya within the Insurance segment; the CaaS business and Genscape within the Energy and Specialized Markets segment; Commerce Signals within the Financial Services segment) and dispositions (the aerial imagery sourcing group and the compliance background screening business within the claims category of the Insurance segment, and the retail analytics solution business and the data warehouse business within the Financial Services segment) contributed net revenues of $92.0 million. The remaining consolidated revenues of $85.5 million or 3.4% is related to the following: revenues within our Insurance segment increased $96.5 million or 5.3%; offset by revenues within our Energy and Specialized Markets segment decreased $5.8 million or 1.1%; and revenues within our Financial Services segment decreased $5.2 million or 3.3%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	2020	2019	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Insurance	$1,986.3	$1,865.2	6.5%	5.3%
Energy and Specialized Markets	641.6	563.9	13.8%	(1.1)%
Financial Services	156.7	178.0	(12.0)%	(3.3)%
Total revenues	$2,784.6	$2,607.1	6.8%	3.4%

Cost of Revenues

Cost of revenues was $993.9 million for the year ended December 31, 2020 compared to $976.8 million for the year ended December 31, 2019, an increase of $17.1 million or 1.8%. Our recent acquisitions and dispositions accounted for a net increase of $40.4 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $23.3 million or 2.5% primarily due to decreases in travel expenses of $28.5 million, data costs of $8.7 million, salaries and employee benefits of $5.5 million, and professional consulting costs of $2.1 million. The decrease in travel expense primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by increases in information technology expenses of $14.2 million and other operating costs of $7.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $413.9 million for the year ended December 31, 2020 compared to $603.5 million for the year ended December 31, 2019, a decrease of $189.6 million or 31.4%. Our litigation reserve recorded for the year ended December 31, 2019 related to the Xactware Solutions, Inc. Patent Litigation ("EVT Litigation Reserve") accounted for a decrease of $125.0 million (See Note 21. Commitments and Contingencies to our consolidated financial statements included in this annual report on Form 10-K). Our acquisition-related costs (earn-outs) accounted for a decrease of $71.8 million (See Note 10. Acquisitions to our consolidated financial statements included in this annual report on Form 10-K). Our recent acquisitions and dispositions accounted for a net increase of $21.8 million primarily related to salaries and employee benefits. The remaining SGA decreased $14.6 million or 2.4% primarily due to decreases in travel expenses of $12.5 million, professional consulting costs of $9.6 million, and information technology expenses of $2.0 million. The decrease in travel expense primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by increases of salaries and employee benefits of $9.1 million and other operating costs of $0.4 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $192.2 million for the year ended December 31, 2020 compared to $185.7 million for the year ended December 31, 2019, an increase of $6.5 million or 3.5%. The increase was primarily driven by assets placed in service of $20.5 million to support data capacity expansion and revenue growth and due to recent acquisitions of $7.9 million. These increases were partially offset by our recent dispositions of $21.9 million.

Amortization of Intangible Assets

Amortization of intangible assets was $165.9 million for the year ended December 31, 2020 compared to $138.0 million for the year ended December 31, 2019, an increase of $27.9 million or 20.2%. This was primarily driven by the additional amortization of intangible assets incurred in connection with our recent acquisitions.

  Other Operating (Income) Loss

Other operating (income) loss was a gain of $19.4 million for the year ended December 31, 2020 compared to a loss of $6.2 million for the year ended December 31, 2019, an increase of $25.6 million, primarily related to gains associated with the dispositions of our compliance background screening business and data warehouse business for the year ended December 31, 2020 and the loss associated with the disposition of our retail analytics solution business for the year ended December 31, 2019.

Investment Loss and Others, Net

Investment loss and others, net was a loss of $2.4 million for the year ended December 31, 2020 compared to a loss of $1.7 million for the year ended December 31, 2019. The increase of $0.7 million was primarily due to a loss on foreign currencies.

Interest Expense

Interest expense was $138.2 million for the year ended December 31, 2020 compared to $126.8 million for the year ended December 31, 2019, an increase of $11.4 million or 9.0%. The increase was primarily driven by the additional senior notes of $500.0 million that were issued in the second quarter of 2020. The proceeds of these senior notes were used for general corporate purposes, including the repayment of the committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility").

Provision for Income Taxes

The provision for income taxes was $184.8 million for the year ended December 31, 2020 compared to $118.5 million for the year ended December 31, 2019, an increase of $66.3 million or 55.9%. The effective tax rate was 20.6% for the year ended December 31, 2020 compared to 20.9% for the year ended December 31, 2019. The decrease in the effective tax rate in 2020 compared to 2019 was primarily due to the impact of higher tax benefits from equity compensation in the current period versus the prior period as well as lower nondeductible earn-out expenses in the current period. These benefits were partially offset by the deferred tax impact of the tax rate increase in the United Kingdom that was enacted and recorded in 2020.

Net Income

The net income margin for our consolidated results was 25.6% for the year ended December 31, 2020 compared to 17.3% for the year ended December 31, 2019. The increase in net income margin was primarily related to the EVT Litigation Reserve (2019), a decrease in acquisition-related costs (earn-outs), the gains on sales of our compliance background screening business and data warehouse business (2020), a reduction in travel expenses as a result of COVID-19, and cost discipline.

EBITDA Margin

The EBITDA margin for our consolidated results was 50.1% for the year ended December 31, 2020 compared to 39.1% for the year ended December 31, 2019. The increase in EBITDA margin was primarily related to the EVT Litigation Reserve (2019), a decrease in acquisition-related costs (earn-outs), the gains on sales of our compliance background screening business and data warehouse business (2020), a reduction in travel expenses as a result of COVID-19, and cost discipline.

Results of Continuing Operations by Segment

Insurance

Revenues

Revenues were $1,986.3 million for the year ended December 31, 2020 compared to $1,865.2 million for the year ended December 31, 2019, an increase of $121.1 million or 6.5%. Our underwriting & rating revenues increased $136.3 million or 10.9%. Our claims revenues decreased $15.2 million or 2.5%.

	2020	2019	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Underwriting & rating	$1,390.6	$1,254.3	10.9%	6.7%
Claims	595.7	610.9	(2.5)%	2.2%
Total Insurance	$1,986.3	$1,865.2	6.5%	5.3%

Our recent acquisitions (BuildFax, FAST, Franco Signor and Jornaya) and dispositions (the aerial imagery sourcing group and the compliance screening business) contributed net revenues of $24.6 million and the remaining Insurance revenues increased $96.5 million or 5.3%. Our underwriting & rating revenues increased $84.3 million or 6.7% primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers within commercial and personal lines. In addition, catastrophe modeling services contributed to the growth. Our claims revenues increased $12.2 million or 2.2%, primarily due to growth in our repair cost estimating solutions revenue. This increase was offset by the impact of the injunction ruling related to the roof measurement solutions in the fourth quarter of 2019 and a decline in certain transactional revenues in connection with the COVID-19 pandemic.

Cost of Revenues

Cost of revenues for our Insurance segment was $628.4 million for the year ended December 31, 2020 compared to $639.9 million for the year ended December 31, 2019, a decrease of $11.5 million or 1.8%. Our recent acquisitions and dispositions represented a net increase of $4.9 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $16.4 million or 2.7% primarily due to decreases in travel expenses of $14.4 million, data costs of $9.4 million, and salaries and employee benefits of $7.6 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic and a reduction in travel-related costs due to the sale of our aerial imagery sourcing group in February 2020. The decrease in salaries and employee benefits mostly resulted from a reduction in our annual short-term incentives. These decreases were partially offset by increases in information technology expenses of $9.8 million, professional consulting costs of $1.9 million, and other operating costs of $3.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Insurance segment were $243.3 million for the year ended December 31, 2020 compared to $402.7 million for the year ended December 31, 2019, a decrease of $159.4 million or 39.6%. Our EVT Litigation Reserve accounted for a decrease of $125.0 million. Our acquisition-related costs (earn-outs) accounted for a decrease of $29.9 million. Our recent acquisitions and dispositions accounted for an increase of $7.3 million primarily related to salaries and employee benefits. The remaining SGA decreased $11.8 million or 2.9% primarily due to decreases in professional consulting costs of $8.8 million, travel expenses of $7.1 million, information technology expenses of $2.5 million, and other operating costs of $1.2 million. These decreases were partially offset by an increase in salaries and employee benefits of $7.8 million.

Other Operating Income

Other operating income was a gain of $15.9 million for the year ended December 31, 2020 compared to $0 for the year ended December 31, 2019, a variance of $15.9 million, primarily related to a gain associated with the disposition of our compliance background screening business.

Investment (Loss) Income and Others, Net

Investment (loss) income and others, net was a loss of $1.2 million for the year ended December 31, 2020 compared to a gain of $0.7 million for the year ended December 31, 2019. The decrease of $1.9 million was primarily due to a loss on foreign currencies.

EBITDA Margin

EBITDA for our Insurance segment was $1,129.3 million for the year ended December 31, 2020 compared to $823.3 million for the year ended December 31, 2019. The EBITDA margin for our Insurance segment was 56.9% for the year ended December 31, 2020 compared to 44.1% for the year ended December 31, 2019. The increase in EBITDA margin was primarily related to the EVT Litigation Reserve (2019), a reduction in travel expenses as a result of COVID-19, and cost discipline.

Energy and Specialized Markets

Revenues

Revenues for our Energy and Specialized Markets segment were $641.6 million for the year ended December 31, 2020 compared to $563.9 million for the year ended December 31, 2019, an increase of $77.7 million or 13.8%. Our recent acquisitions, the CaaS business and Genscape, within this segment contributed revenues of $83.5 million. The remaining decrease in revenue of $5.8 million or 1.1% was primarily due to declines in cost intelligence solutions' implementation projects that did not reoccur and consulting revenue in connection with the COVID-19 pandemic. These declines were slightly offset by increases in our environmental health and safety service revenue and core research solutions.

Cost of Revenues

Cost of revenues for our Energy and Specialized Markets segment was $272.7 million for the year ended December 31, 2020 compared to $239.7 million for the year ended December 31, 2019, an increase of $33.0 million or 13.8%. Our recent acquisitions accounted for an increase of $36.6 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $3.6 million or 1.6% primarily due to decreases in travel expenses of $11.5 million and professional consulting fees of $4.3 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by increases in salaries and employee benefits of $4.8 million, information technology expenses of $2.4 million, data costs of $1.0 million, and other operating costs of $4.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Energy and Specialized Markets segment were $150.9 million for the year ended December 31, 2020 compared to $181.1 million for the year ended December 31, 2019, a decrease of $30.2 million or 16.7%. Our acquisition-related costs (earn-out) accounted for a decrease of $41.9 million. Our recent acquisitions accounted for an increase of $14.6 million, primarily related to salaries and employee benefits. The remaining SGA decreased $2.9 million or 2.2% primarily due to decreases in travel expenses of $4.7 million and professional consulting costs of $0.7 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by increases in information technology expenses of $0.7 million, salaries and employee benefits of $0.1 million, and other operating costs of $1.7 million.

Investment Loss and Others, Net

Investment loss and others, net was a loss of $1.2 million for the year ended December 31, 2020 compared to a loss of $1.9 million for the year ended December 31, 2019. The decrease of $0.7 million was primarily due to a gain on foreign currencies.

EBITDA Margin

EBITDA for our Energy and Specialized Markets segment was $216.8 million for the year ended December 31, 2020 compared to $141.2 million for the year ended December 31, 2019. The EBITDA margin for our Energy and Specialized Markets segment was 33.8% for the year ended December 31, 2020 compared to 25.0% for the year ended December 31, 2019. The increase in EBITDA margin was primarily related to cost-discipline, a reduction in travel expenses as a result of COVID-19, and a decrease in acquisition-related costs (earn-outs).

Financial Services

Revenues

Revenues for our Financial Services segment were $156.7 million for the year ended December 31, 2020 compared to $178.0 million for the year ended December 31, 2019, a decrease of $21.3 million or 12.0%. Our recent acquisition of Commerce Signals and dispositions of the retail analytics solution business and the data warehouse business contributed a net decrease in revenues of $16.1 million. The remaining decrease in revenue was $5.2 million or 3.3%, related to projects that did not reoccur and decrease in consulting revenue in connection with the COVID-19 pandemic.

Cost of Revenues

Cost of revenues for our Financial Services segment was $92.8 million for the year ended December 31, 2020 compared to $97.2 million for the year ended December 31, 2019, a decrease of $4.4 million or 4.5%. Our recent acquisition and dispositions represented a net decrease of $1.1 million, which was primarily related to salaries and employee benefits. The remaining cost of revenues decreased $3.3 million or 3.6% primarily due to decreases in salaries and employee benefits of $2.7 million, travel expenses of $2.6 million, and data costs of $0.3 million. The decrease in salaries and employee benefits mostly resulted from a reduction in our annual short-term incentives. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by increases in information technology expenses of $2.0 million and professional consulting costs of $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Financial Services segment were $19.7 million for the years ended December 31, 2020 and December 31, 2019. Our recent acquisitions and dispositions represented a net decrease of $0.1 million. The remaining SGA increase of $0.1 million or 0.4% is primarily due to an increase in salaries and employee benefits of $1.2 million. This increase was partially offset by decreases in travel expenses of $0.7 million, information technology expenses of $0.2 million, professional consulting costs of $0.1 million, and other operating costs of $0.1 million.

Other Operating (Income) Loss

Other operating (income) loss was a gain of $3.5 million for the year ended December 31, 2020 compared to a loss of $6.2 million for the year ended December 31, 2019. The increase of $9.7 million was related to a gain of $3.5 million generated from the sale of our data warehouse business for the year ended December 31, 2020 and a loss of $6.2 million generated from the sale of our retail analytics solution business for the year ended December 31, 2019.

Investment Loss and Others, Net

Investment loss and others, net was $0 for the year ended December 31, 2020 compared to a loss of $0.5 million for the year ended December 31, 2019. The variance of $0.5 million was primarily due to a gain on foreign currencies.

EBITDA Margin

EBITDA for our Financial Services segment was $47.7 million for the year ended December 31, 2020 compared to $54.4 million for the year ended December 31, 2019. The EBITDA margin for our Financial Services segment was 30.4% for the year ended December 31, 2020 compared to 30.6% for the year ended December 31, 2019. The decrease in EBITDA margin is primarily related to the decrease in revenue.

Quarterly Results of Operations

The following table sets forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2020. In management’s opinion, the quarterly data has been prepared on the same basis as the audited consolidated financial statements included in this annual report on Form 10-K, and reflects all necessary adjustments for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
	2020				2020
	(in millions, except for per share data)
Statement of operations data:
Revenues	$689.8	$678.8	$702.7	$713.3	$2,784.6
Operating income	$252.3	$259.7	$275.4	$250.7	$1,038.1
Net income	$171.7	$179.0	$185.8	$176.2	$712.7
Basic net income per share	$1.05	$1.10	$1.14	$1.08	$4.38
Diluted net income per share	$1.04	$1.08	$1.12	$1.07	$4.31

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
	2019				2019
	(in millions, except for per share data)
Statement of operations data:
Revenues	$625.0	$652.6	$652.7	$676.8	$2,607.1
Operating income	$202.4	$218.3	$69.6	$206.6	$696.9
Net income	$134.4	$150.4	$32.9	$132.2	$449.9
Basic net income per share	$0.82	$0.92	$0.20	$0.81	$2.75
Diluted net income per share	$0.81	$0.90	$0.20	$0.80	$2.70

Liquidity and Capital Resources

As of December 31, 2020 and 2019, we had cash and cash equivalents and available-for-sale securities of $222.9 million and $188.2 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, we believe we will have sufficient cash to meet our working capital and capital expenditure needs, and to fuel our future growth plans.

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

Our consolidated capital expenditures as a percentage of consolidated revenues for the years ended December 31, 2020 and 2019, were 8.9% and 8.3%, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal-use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.”

We have historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2020, 2019 and 2018, we repurchased $348.8 million, $300.0 million and $438.6 million, respectively, of our common stock. For the year ended December 31, 2020, we also paid dividends of $175.8 million.

Financing and Financing Capacity

We had total debt, excluding finance lease obligations, unamortized discounts and premium, and debt issuance costs of $3,200.0 million and $3,145.0 million at December 31, 2020 and 2019, respectively. The debt at December 31, 2020 primarily consists of senior notes issued in 2020, 2019, 2015, 2012 and 2011 and borrowings outstanding under our committed senior unsecured Syndicated Revolving Credit Facility ("Credit Facility"), described below. Interest on the senior notes is payable semi-annually each year. The unamortized discount and debt issuance costs were recorded as "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-K over the life of the respective senior note. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. As of December 31, 2020, we had senior notes with an aggregate principal amount of $3,150.0 million outstanding, and we were in compliance with our financial and non-financial debt covenants.

We have a Credit Facility with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.0% to 1.625%, depending upon the public debt rating. A commitment fee on any unused balance is payable periodically and may range from 8.0 to 20.0 basis points based upon the public debt rating. The Credit Facility also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.5 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase one time each to 4.0 to 1.0 and 4.25 to 1.0. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the share repurchase program (the "Repurchase Program"). As of December 31, 2020, we were in compliance with all financial and other debt covenants under the Credit Facility. As of December 31, 2020 and 2019, the available capacity under the Credit Facility was $944.6 million and $500.2 million, net of the letters of credit of $5.4 million and $4.8 million, respectively. Subsequent to December 31, 2020, we had no borrowings and made repayments of $50.0 million under the Credit Facility.

Cash Flow

The following table summarizes our cash flow data for the years ended December 31:

	2020	2019	2018
	(in millions)
Net cash provided by operating activities	$1,068.2	$956.3	$934.4
Net cash used in investing activities	$(595.8)	$(927.9)	$(265.4)
Net cash (used in) provided by financing activities	$(445.2)	$10.9	$(669.8)

Operating Activities

Net cash provided by operating activities was $1,068.2 million for the year ended December 31, 2020 compared to $956.3 million for the year ended December 31, 2019, an increase of $111.9 million or 11.7%. The increase was primarily due to an increase in collections, the deferral of certain employer payroll taxes resulting from the CARES Act and a reduction in travel payments as a result of COVID-19.

Net cash provided by operating activities was $956.3 million for the year ended December 31, 2019 compared to $934.4 million for the year ended December 31, 2018, an increase of $21.9 million or 2.3%. The increase was primarily related to an increase in cash receipts from customers driven by an increase in revenues and operating profit, partially offset by an increase in income tax payments.

Investing Activities

Net cash used in investing activities of $595.8 million for the year ended December 31, 2020 was primarily related to acquisitions of $285.1 million including escrow funding, capital expenditures of $246.8 million, and investments in non-public companies of $94.8 million.

Net cash used in investing activities of $927.9 million for the year ended December 31, 2019 was primarily related to acquisitions of $703.7 million including escrow funding and capital expenditures of $216.8 million.

Financing Activities

Net cash used in financing activities of $445.2 million for the year ended December 31, 2020 was driven by net debt repayments on our Credit Facility of $445.0 million, repurchases of common stock of $348.8 million, and dividend payments of $175.8 million, partially offset by proceeds from the issuance of long-term debt, inclusive of original issue premium and net of original discount, of $494.8 million, and proceeds from stock options exercised of $88.0 million.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2020 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in millions)
Contractual obligations
Long-term debt, current portion of long-term debt and interest	$4,602.3	$621.3	$556.4	$1,076.8	$2,347.8
Operating leases	376.9	50.5	87.9	67.1	171.4
Pension and postretirement plans (1)	15.5	2.0	3.8	3.3	6.4
Finance lease obligations	27.5	15.6	11.8	0.1	—
Other long-term liabilities (2)	0.5	0.1	—	—	0.4
Total (3)	$5,022.7	$689.5	$659.9	$1,147.3	$2,526.0

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)

Other long-term liabilities consist of our employee-related deferred compensation plan. We also have a deferred compensation plan for our Board of Directors; however, based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table.

(3)	Unrecognized tax benefits of approximately $9.9 million have been recorded as liabilities in accordance with ASC 740, which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $3.9 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, goodwill and intangible assets, pension and other postretirement benefits, stock-based compensation, and income taxes. Actual results may differ from these assumptions or conditions.

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

Stock-Based Compensation

Stock-based compensation cost, including stock options, restricted stock, and performance share units ("PSUs"), is measured at the grant date, based on the fair value of the awards granted, and is recognized as expense over the requisite service period. The fair value of stock options is measured using a Black-Scholes option-pricing model, which requires the use of several estimates, including expected term, expected risk-free interest rate, expected volatility, and expected dividend yield. The fair value of the restricted stock is determined using the closing price of our common stock on the grant date. The fair value of PSUs is determined on the grant date using the Monte Carlo Simulation model.

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

As of December 31, 2020, we had goodwill of $4,108.1 million, which represents 54.3% of our total assets. During 2020, we performed an impairment test as of June 30, 2020 and confirmed that no impairment charge was necessary. None of our reporting units are at risk of impairment as the fair value of each reporting unit exceeds its carrying value. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, EBITDA, EBITDA margins and cash flows, useful lives and discount rates, and an estimate of value using multiples derived from the stock prices of publicly traded guideline companies applied to such expected cash flows and market approaches in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for determining the fair value of our reporting units. To mitigate undue influence, we set criteria and benchmarks that are reviewed and approved by various levels of management and reviewed by other independent parties. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill. There have been no goodwill impairment indicators subsequent to the impairment test performed as of June 30, 2020. For the year ended December 31, 2020, there were no impairment indicators related to our intangible assets.

We allocate the fair value of the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.  Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The estimates used in valuing the intangible assets are determined with the assistance of third-party specialists, a discounted cash flow analysis and estimates made by management. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

We estimate unrecognized tax positions of $5.8 million that may be recognized by December 31, 2021, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.

As of December 31, 2020, we have gross federal, state, and foreign income tax net operating loss carryforwards of $221.1 million, which will expire at various dates from 2021 through 2040. Such net operating loss carryforwards expire as follows:

Years Ending	(In millions)
2021 - 2028	$22.7
2029 - 2033	20.5
2034 - 2040	177.9
Total	$221.1

The net deferred income tax liability of $387.8 million consists primarily of timing differences involving depreciation and amortization.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2(s) to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. At December 31, 2020, we had borrowings outstanding under our credit facility of $50.0 million, which was subsequently repaid. The borrowings bear interest at variable rates based on LIBOR plus 1.0% to 1.625% depending on the public debt rating defined in the credit agreement. The current margin is 1.25% as a result of the current public debt rating. A change in interest rates on variable rate debt impacts our pre-tax income and cash flows, but does not impact the fair value of the instruments. Based on our overall interest rate exposure at December 31, 2020, a one percent change in interest rate would result in a change in annual pre-tax interest expense of approximately $0.5 million based on our current borrowing levels.

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

Foreign Currency Risk

Our foreign-based businesses and results of operations are exposed to movements in the U.S. dollar to British pounds and other foreign currency exchange rates. A portion of our revenue is denominated in British pounds and other foreign currencies. If the U.S. dollar strengthens against British pounds and other foreign currencies, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in British pounds and other foreign currencies. If British pounds and other foreign currencies strengthen, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to British pounds and other foreign currency exchange rates did not have a material effect on our revenue for the year ended December 31, 2020. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is set forth on pages 45 through 89 of this annual report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K for our company and subsidiaries other than our recent acquisitions in 2020 (See Note 10. of our consolidated financial statements included in this annual report on Form 10-K). Management excluded from its assessment the internal control over financial reporting of these acquisitions and collectively represents less than 0.4% of total assets (excluding goodwill and intangible assets which were integrated into our systems and control environment) and less than 0.3% of revenues as of and for the year ended December 31, 2020. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The information required by this Item is set forth on page 40 of this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

The information required by this Item is set forth on page 41 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

We are in the process of integrating our recent acquisitions in 2020 into our overall internal control over financial reporting process. Other than this ongoing integration, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2020.

Management excluded from its assessment the internal control over financial reporting for our acquisitions in 2020 (See Note 10. of our consolidated financial statements included in this annual report on Form 10-K). The excluded financial statements of these acquisitions constitute approximately 0.4% of total assets (excluding goodwill and intangible assets which were integrated into our systems and control environment) and 0.3% of revenues collectively included within our consolidated financial statements as of and for the year ended December 31, 2020. Due to the timing of the acquisitions, management did not assess the effectiveness of internal control over financial reporting for these acquisitions.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Franco Signor, which was acquired on September 9, 2020, and Jornaya, which was acquired on December 16, 2020 (collectively the “2020 acquired businesses”). The financial statements of the 2020 acquired businesses constitute less than 0.4% of total assets (excluding goodwill and intangible assets which were integrated into the Company's systems and control environment) and less than 0.3% of revenues collectively of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at the 2020 acquired businesses.

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

February 23, 2021

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10. is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2020 (the “Proxy Statement”).

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

None.

Item 8.      Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill - Energy and Specialized Markets Reportable Segment - Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, EBITDA margins, and the discount rate. The determination of fair value using the market approach requires management to make significant estimates and assumptions related to the selection of revenue and EBITDA multiples. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $4,108.1 million as of December 31, 2020 of which $2,287.0 million was attributable to a reporting unit within the Energy & Specialized Markets reportable segment.

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

February 23, 2021

We have served as the Company's auditor since 2001.

VERISK ANALYTICS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 and 2019

	2020	2019
	(in millions, except par value and number of shares)
ASSETS:
Current assets:
Cash and cash equivalents	$218.8	$184.6
Accounts receivable, net	432.4	441.6
Prepaid expenses	81.2	60.9
Income taxes receivable	25.4	25.9
Other current assets	36.4	17.8
Current assets held for sale	—	14.1
Total current assets	794.2	744.9

Noncurrent assets:
Fixed assets, net	632.3	548.1
Operating lease right-of-use assets, net	267.6	218.6
Intangible assets, net	1,384.8	1,398.9
Goodwill	4,108.1	3,864.3
Deferred income tax assets	9.1	9.8
Other noncurrent assets	365.7	159.8
Noncurrent assets held for sale	—	110.8
Total assets	$7,561.8	$7,055.2

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$406.7	$375.0
Acquisition-related liabilities	0.6	111.2
Short-term debt and current portion of long-term debt	514.3	499.4
Deferred revenues	466.7	440.1
Operating lease liabilities	38.7	40.6
Income taxes payable	3.8	6.8
Current liabilities held for sale	—	18.7
Total current liabilities	1,430.8	1,491.8

Noncurrent liabilities:
Long-term debt	2,699.6	2,651.6
Deferred income tax liabilities	396.9	356.0
Operating lease liabilities	271.6	208.1
Other noncurrent liabilities	64.7	48.8
Noncurrent liabilities held for sale	—	38.1
Total liabilities	4,863.6	4,794.4

Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 162,817,526 and 163,161,564 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,490.9	2,369.1
Treasury stock, at cost, 381,185,512 and 380,841,474 shares, respectively	(4,179.3)	(3,849.9)
Retained earnings	4,762.2	4,228.4
Accumulated other comprehensive loss	(375.7)	(486.9)
Total stockholders’ equity	2,698.2	2,260.8
Total liabilities and stockholders’ equity	$7,561.8	$7,055.2

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(in millions, except per share amounts and number of shares)
Revenues	$2,784.6	$2,607.1	$2,395.1
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	993.9	976.8	886.2
Selling, general and administrative	413.9	603.5	378.7
Depreciation and amortization of fixed assets	192.2	185.7	165.3
Amortization of intangible assets	165.9	138.0	130.8
Other operating (income) loss	(19.4)	6.2	—
Total operating expenses	1,746.5	1,910.2	1,561.0
Operating income	1,038.1	696.9	834.1
Other income (expense):
Investment (loss) income and others, net	(2.4)	(1.7)	15.3
Interest expense	(138.2)	(126.8)	(129.7)
Total other expense, net	(140.6)	(128.5)	(114.4)
Income before income taxes	897.5	568.4	719.7
Provision for income taxes	(184.8)	(118.5)	(121.0)
Net income	$712.7	$449.9	$598.7
Basic net income per share	$4.38	$2.75	$3.63
Diluted net income per share	$4.31	$2.70	$3.56
Weighted average shares outstanding:
Basic	162,610,586	163,535,438	164,808,110
Diluted	165,320,709	166,560,115	168,297,836

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For The Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(in millions)
Net income	$712.7	$449.9	$598.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	107.9	88.4	(154.1)
Pension and postretirement adjustment	3.3	16.6	(24.8)
Total other comprehensive income (loss)	111.2	105.0	(178.9)
Comprehensive income	$823.9	$554.9	$419.8

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2020, 2019 and 2018

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
		(in millions, except for share data)
Balance as of January 1, 2018	544,003,038	$0.1	$2,180.1	$(3,150.5)	$3,308.0	$(412.3)	$1,925.4
Adjustments to opening retained earnings related to Topic 606 and ASU 2016-01	—	—	—	—	35.9	(0.7)	35.2
Net income	—	—	—	—	598.7	—	598.7
Other comprehensive loss	—	—	—	—	—	(178.9)	(178.9)
Treasury stock acquired (3,882,467 shares)	—	—	—	(438.6)	—	—	(438.6)
Stock options exercised (2,752,735 shares transferred from treasury stock)	—	—	66.8	24.0	—	—	90.8
Restricted stock lapsed (176,610 shares transferred from treasury stock)	—	—	(1.5)	1.5	—	—	—
Stock-based compensation	—	—	38.5	—	—	—	38.5
Net share settlement from restricted stock awards (35,637 shares withheld for tax settlement)	—	—	(3.7)	—	—	—	(3.7)
Other stock issuances (44,602 shares transferred from treasury stock)	—	—	2.8	0.4	—	—	3.2
Balance as of December 31, 2018	544,003,038	0.1	2,283.0	(3,563.2)	3,942.6	(591.9)	2,070.6
Net income	—	—	—	—	449.9	—	449.9
Common stock dividend (1)	—	—	—	—	(164.1)	—	(164.1)
Other comprehensive income	—	—	—	—	—	105.0	105.0
Treasury stock acquired (2,178,151 shares)	—	—	—	(300.0)	—	—	(300.0)
Stock options exercised (1,131,970 shares transferred from treasury stock)	—	—	46.9	11.0	—	—	57.9
Restricted stock lapsed (192,109 shares transferred from treasury stock)	—	—	(1.8)	1.8	—	—	—
Stock-based compensation	—	—	42.7	—	—	—	42.7
Net share settlement from restricted stock awards (40,578 shares withheld for tax settlement)	—	—	(5.5)	—	—	—	(5.5)
Other stock issuances (45,226 shares transferred from treasury stock)	—	—	3.8	0.5	—	—	4.3
Balance as of December 31, 2019	544,003,038	0.1	2,369.1	(3,849.9)	4,228.4	(486.9)	2,260.8
Adjustment to opening retained earnings related to Topic 326	—	—	—	—	(2.4)	—	(2.4)
Net income	—	—	—	—	712.7	—	712.7
Common stock dividend (1)	—	—	—	—	(176.5)	—	(176.5)
Other comprehensive income	—	—	—	—	—	111.2	111.2
Treasury stock acquired (2,155,084 shares)	—	—	—	(348.8)	—	—	(348.8)
Stock options exercised (1,623,740 shares transferred from treasury stock)	—	—	74.9	17.3	—	—	92.2
Restricted stock lapsed (142,362 shares transferred from treasury stock)	—	—	(1.5)	1.5	—	—	—
Stock-based compensation	—	—	47.6	—	—	—	47.6
Net share settlement from restricted stock awards (27,890 shares withheld for tax settlement)	—	—	(4.1)	—	—	—	(4.1)
Other stock issuances (44,944 shares transferred from treasury stock)	—	—	4.9	0.6	—	—	5.5
Balance as of December 31, 2020	544,003,038	$0.1	$2,490.9	$(4,179.3)	$4,762.2	$(375.7)	$2,698.2

(1) Refer to Note 16. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(In millions)
Cash flows from operating activities:
Net income	$712.7	$449.9	$598.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	192.2	185.7	165.3
Amortization of intangible assets	165.9	138.0	130.8
Amortization of debt issuance costs and original issue discount, net of original issue premium	1.8	3.9	4.2
Provision for doubtful accounts	13.1	7.2	5.6
Realized gain on subordinated promissory note	—	—	(12.3)
Other operating (income) expenses	(19.4)	6.2	—
Stock-based compensation expense	47.6	42.7	38.5
Realized (gain) loss on available-for-sale securities, net	—	(0.9)	0.1
Deferred income taxes	31.1	(29.3)	18.3
Loss on disposal of fixed assets, net	0.6	0.3	0.3
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	1.8	(70.3)	(17.4)
Prepaid expenses and other assets	(66.5)	(19.7)	(28.2)
Operating lease right-of-use assets, net	43.1	51.3	—
Income taxes	(0.5)	15.0	(2.9)
Acquisition-related liabilities	(77.0)	70.4	9.7
Accounts payable and accrued liabilities	24.3	150.9	58.1
Deferred revenues	21.2	11.4	0.8
Operating lease liabilities	(29.6)	(49.5)	—
Other liabilities	5.8	(6.9)	(35.2)
Net cash provided by operating activities	1,068.2	956.3	934.4
Cash flows from investing activities:
Acquisitions, net of cash acquired of $11.1 million, $10.4 million and $3.1 million, respectively	(275.8)	(699.2)	(138.2)
Proceeds from sale of assets	23.1	—	—
Investments in non-public companies	(94.8)	—	—
Escrow funding associated with acquisitions	(9.3)	(4.5)	(14.9)
Proceeds from subordinated promissory note	—	—	121.4
Capital expenditures	(246.8)	(216.8)	(231.0)
Other investing activities, net	7.8	(7.4)	(2.7)
Net cash used in investing activities	(595.8)	(927.9)	(265.4)

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For The Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(in millions)
Cash flows from financing activities:
(Repayment) proceeds of short-term debt, net	(445.0)	80.0	(300.0)
Repayments of current portion of long-term debt	—	(250.0)	—
Proceeds from issuance of long-term debt, inclusive of original issue premium and net of original issue discount	494.8	619.7	—
Proceeds from issuance of short-term debt with original maturities greater than three months	20.0	—	—
Repayment of short-term debt with original maturities greater than three months	(20.0)	—	—
Payment of debt issuance costs	(5.7)	(6.3)	—
Repurchases of common stock	(348.8)	(300.0)	(438.6)
Net share settlement of taxes from restricted stock awards	(4.1)	(5.5)	(3.7)
Payment of contingent liability related to acquisition	(34.2)	—	—
Proceeds from stock options exercised	88.0	52.4	87.3
Dividends paid	(175.8)	(163.5)	—
Other financing activities, net	(14.4)	(15.9)	(14.8)
Net cash (used in) provided by financing activities	(445.2)	10.9	(669.8)
Effect of exchange rate changes	6.7	6.1	(2.0)
Net increase (decrease) in cash and cash equivalents, including cash classified within current assets held for sale	33.9	45.4	(2.8)
Less: Increase (decrease) in cash classified within current assets held for sale	0.3	(0.3)	—
Increase (decrease) in cash and cash equivalents	34.2	45.1	(2.8)
Cash and cash equivalents, beginning of period	184.6	139.5	142.3
Cash and cash equivalents, end of period	$218.8	$184.6	$139.5
Supplemental disclosures:
Income taxes paid	$156.5	$139.8	$103.2
Interest paid	$134.3	$119.9	$125.2
Noncash investing and financing activities:
Deferred tax liability established on date of acquisitions	$13.0	$43.4	$5.6
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$247.6	$—
Finance lease additions	$30.9	$20.2	$21.3
Operating lease additions, net of terminations	$87.8	$13.7	$—
Tenant improvements included in Operating lease right-of-use assets, net	$—	$1.7	$0.3
Gain on sale of assets included in other current and long-term assets	$3.5	$—	$—
Fixed assets included in accounts payable and accrued liabilities	$0.8	$1.6	$0.3
Non-cash contribution of assets for a non-public company	$65.9	$—	$—
Dividend payable included in other liabilities	$0.7	$0.6	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except for share and per share data, unless otherwise stated)

1.    Organization:

We are a data analytics provider serving customers in insurance, energy and specialized markets, and financial services. Using various technologies to collect and analyze billions of records, we draw on numerous data assets and domain expertise to provide first-to-market innovations that are integrated into customer workflows. We offer predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, global risk analytics, natural resources intelligence, economic forecasting, and many other fields. Around the world, we help customers protect people, property, and financial assets.

We were established to serve as the parent holding company of Insurance Services Office, Inc. (“ISO”) upon completion of the initial public offering (“IPO”), which occurred on October 9, 2009. ISO was formed in 1971 as an advisory and rating organization for the property and casualty ("P&C") insurance industry to provide statistical and actuarial services, to develop insurance programs and to assist insurance companies in meeting state regulatory requirements. Over the past decade, we broadened our data assets, entered new markets, placed a greater emphasis on analytics, and pursued strategic acquisitions. We trade under the ticker symbol “VRSK” on the Nasdaq Global Select Market.

Since January 2020, an outbreak of the 2019 novel coronavirus ("COVID-19") has evolved into a worldwide pandemic. We have modified our operations in line with our business continuity plans due to COVID-19. While our facilities generally remain open, we are making extensive use of the work-from-home model at this moment. On a daily basis, management is reviewing our operations and there have been to date minimal interruptions in our customer facing operations. Given the digital nature of our business and the move toward cloud enablement, we expect to remain operationally stable and fully available to our customers. We are in compliance with all financial and non-financial covenants and have not observed a loss of any significant customers, a significant deterioration in the collectability of receivables, a significant reduction in our liquidity nor a significant decline in subscription renewal rates.

2.    Basis of Presentation and Summary of Significant Accounting Policies:

Our accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets and liabilities, acquisition-related liabilities, fair value of stock-based compensation for equity awards granted, and assets and liabilities for pension and postretirement benefits. Actual results may ultimately differ from those estimates. Effective the first quarter of 2018, our operating segments are Insurance, Energy and Specialized Markets, and Financial Services. Certain reclassifications, including reflecting acquisition-related liabilities as a separate line item in 2020 and moving Maplecroft, an immaterial component, from the Energy and Specialized Markets segment to the underwriting and rating category within the Insurance segment, have been made within our consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and in our notes to conform to our respective 2020 presentation.

Significant accounting policies include the following:

(a)    Intercompany Accounts and Transactions

The consolidated financial statements include all of our accounts. All intercompany accounts and transactions have been eliminated.

(b)    Revenue Recognition

The following describes our primary types of revenues and the applicable revenue recognition policies. We recognize revenues through recurring and non-recurring long-term agreements (generally one to five years) for hosted subscriptions, advisory/consulting services, and for transactional solutions. Each of our reportable segments, Insurance, Energy and Specialized Markets, and Financial Services, has a portion of its revenue from more than one of these revenue types. Our revenues are primarily derived from the sale of services where revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those services. Fees for services provided by us are non-refundable. Revenue is recognized net of applicable sales tax withholdings.

Hosted Subscriptions

We offer two forms of hosted subscriptions. The first and most prevalent form of hosted subscription is where customers access content only through our online portal (the "Hosted Subscription"). We grant a license to our customer to enter our online portal. The license is a contractual mechanism that allows our customer to access our online portal for a defined period of time. As the license alone does not provide utility to our customer, our customer has no contractual right to take possession of our online portal at any time, and our customer cannot engage another party to host our online portal and related content, it is not considered a functional license under Topic 606. Our promise to our customer is to provide continuous access to our online portal and to update the content throughout the subscription period. Hosted Subscription is a single performance obligation that represents a series of distinct services (daily access to our online portal and related content) that are substantially the same and that have the same pattern of transfer to our customer. We recognize revenue for Hosted Subscriptions ratably over the subscription period on a straight-line basis as services are performed and continuous access to information in our online portal is provided over the entire term of the agreements.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The second form of hosted subscription is where customers have access to our online portals combined with software content that is delivered via disk drive/download to our customer (“Hosted Subscription with Disk Drive/Download”) and is offered only on a limited basis. For this form of hosted subscription, we also grant our customer a license to enter our online portal as well as access the software content as needed and act as the same contractual mechanism as described for Hosted Subscriptions. The Hosted Subscription with Disk Drive/Download works in such a manner that our customer gains significant benefit, functionality, and overall utility only when the online portal and the software content are used together. The disk drive/download contains the models while the online portal contains the latest data and research which is updated throughout the subscription period. The models within the disk drive/download depend on the data and research contained within our online portal. The data and research within our online portal is only useful when our customer can utilize it within the models (e.g., queries, projections, etc.) so that they may use the most current information and alerts to forecast potential future losses. The software content is only sold together with our online portal to provide a highly interdependent and interrelated promise and therefore represents a single performance obligation. As our customer has no contractual right to take possession of our online portal at any time, and our customer cannot engage another party to host our online portal and related software content, it is not considered a functional license under Topic 606. Our promise to our customer is to deliver the disk drive/download, to provide continuous access to our online portal, and to update the software content throughout the subscription period. We recognize revenue for Hosted Subscriptions with Disk Drive/Download ratably over the subscription period on a straight-line basis as services are performed and continuous access to information is provided over the entire term of the agreements.

Subscriptions are generally paid in advance of rendering services either quarterly or annually upon commencement of the subscription period, which is usually for one year and in most instances automatically renewed each year.

               Advisory/Consulting Services

We provide certain discrete project based advisory/consulting services, which are recognized over time by measuring the progress toward complete satisfaction of the performance obligation, based on the input method of consulting hours worked; this aligns with the results achieved and value transferred to our customer. The hours consumed are most reflective of the measure of progress towards satisfying the performance obligation, as the resources hours worked directly tie to the progress of the services to be provided. In general, they are billed over the course of the project.

Transactional Solutions

Certain solutions are also paid for by customers on a transactional basis. We recognize these revenues as the solutions are delivered or services performed at a point in time. In general, our customers are billed monthly at the end of each month.

(c) Deferred Revenues

We invoice our customers in annual, quarterly, monthly, or milestone installments. Amounts billed and/or collected in advance of services being provided are recorded as “Deferred revenues” and “Other noncurrent liabilities” in our accompanying consolidated balance sheets and are recognized as the services are performed, control is transferred to customers, and the applicable revenue recognition criteria is met.

(d) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally recorded at the invoiced amount. Unbilled receivables are short-term in nature and expected to be billed within one year. The allowance for doubtful accounts or expected credit losses is estimated based on an analysis of the aging of the accounts receivable, historical write-offs, customer payment patterns, individual customer credit worthiness, current economic trends, reasonable and supportable forecasts of future economic conditions, and/or establishment of specific reserves for customers in adverse financial condition. We assess the adequacy of the allowance for doubtful accounts on a quarterly basis.

(e) Deferred Commissions

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The incremental costs of obtaining a contract with a customer, which primarily consist of sales commissions, are deferred and amortized over a useful life of five years that is consistent with the transfer to our customer the services to which the asset relates. We classify deferred commissions as current or noncurrent based on the timing of expense recognition. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other assets, respectively, in our consolidated balance sheets as of December 31, 2020. Amortization expense related to deferred commissions is computed on a straight-line basis over its estimated useful lives and included in "Selling, general and administrative" within our accompanying consolidated statements of operations.

(f)    Fixed Assets and Finite-lived Intangible Assets

Fixed assets and finite-lived intangibles are stated at cost less accumulated depreciation and amortization, which are computed on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

Our internal software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software ("ASC 350-40"). We also capitalize software development costs upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold, Leased, or Marketed (“ASC 985-20”). Software development costs are amortized on a straight-line basis.

In accordance with ASC 360, Property, Plant & Equipment, whenever events or changes in circumstances indicate that the carrying amount of long-lived assets and finite-lived intangible assets may not be recoverable, we review our long-lived assets and finite-lived intangible assets for impairment by first comparing the carrying value of our assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of our assets. If the carrying value exceeds the sum of our assets’ undiscounted cash flows, we estimate and recognize an impairment loss by taking the difference between the carrying value and fair value of our assets.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)    Leases

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842. Our leases have remaining lease terms ranging from one year to fourteen years, some of which include the options to extend our leases for up to twenty years, and some of which include the options to terminate our leases within one year. Extension and termination options are considered in our calculation of the right-of-use (“ROU”) assets and lease liabilities when we determine it is reasonably certain that we will exercise those options.

We determine if an arrangement is a lease at inception. We consider any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease. A ROU asset represents our right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our operating leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. The incremental borrowing rate was calculated by using our credit rating on our publicly-traded U.S. unsecured bonds and estimating an appropriate credit rating for similar secured debt instruments. Our calculated credit rating on secured debt instruments determined the yield curve used. We calculated an implied spread and applied the spreads to the risk-free interest rates based on the yield of the U.S. Treasury zero coupon securities with a maturity equal to the remaining lease term in determining the borrowing rates for all operating leases. Our operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Lease expense for lease payments are recognized on a straight-line basis over the lease term. Operating lease transactions are included in "Operating lease right-of-use assets, net", and "Operating lease liabilities", current and noncurrent, within our accompanying consolidated balance sheets. Finance leases are included in property and equipment under "Fixed assets, net", "Short-term debt and current portion of long-term debt", and "Long-term debt" within our accompanying consolidated balance sheets.

(h)    Fair Value of Financial and Non-financial Instruments

We follow the provisions of ASC 820-10, Fair Value Measurements (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands fair value measurement disclosures. We follow the provisions of ASC 820-10 for our financial assets and liabilities recognized or disclosed at fair value on a recurring basis. We follow the provisions of ASC 820-10 for our non-financial assets and liabilities recognized or disclosed at fair value.

(i)    Foreign Currency

We have determined local currencies are the functional currencies of our foreign operations. The assets and liabilities of foreign subsidiaries are translated at the period-end rate of exchange and statement of operations items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of “Accumulated other comprehensive losses” in our accompanying consolidated statements of changes in stockholders’ equity.

(j)    Stock-Based Compensation

We follow ASC 718, Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the awards granted, and is recognized as expense over the requisite service period.

Our nonqualified stock options have an exercise price equal to the closing price of our common stock on the grant date, with a ten-year contractual term. The expected term for our stock options granted for a majority of the awards granted was estimated based on studies of historical experience and projected exercise behavior. However, for certain awards granted, for which no historical exercise pattern exists, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor is calculated using our historical daily closing prices over the most recent period that is commensurate with the expected term of the stock option awards. The expected dividend yield was based on our expected annual dividend rate on the date of grant.

The fair value of our restricted stock is determined using the closing price of our common stock on the grant date. Our restricted stock is not assignable or transferable until it becomes vested. Restricted stock generally has a service vesting period of four years and we recognize the expense ratably over this service vesting period.

Performance share units (“PSU”) vest at the end of a three-year performance period, subject to the recipient’s continued service. Each PSU represents the right to receive one share of our common stock and the ultimate realization is based on our achievement of certain market performance criteria. We determined the grant date fair value of PSUs with the assistance of a third-party valuation specialist and based on estimates provided by us. The valuation of our PSUs employed the Monte Carlo simulation model, which includes certain key assumptions that were applied to us and our peer group. Those key assumptions included valuation date stock price, expected volatility, correlation coefficients, risk-free rate of return, and expected dividend yield.  The valuation date stock price is based on the dividend-adjusted closing price on the grant date. Expected volatility is calculated using historical daily closing prices over a period that is commensurate with the length of the performance period. The correlation coefficients are based on the price data used to calculate the historical volatilities. The risk-free rate of return is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the length of the performance period. The expected dividend yield was based on our and our peer group’s expected dividend rate over the performance period.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Excess tax benefit from exercised stock options, lapsing of restricted stock and PSUs is recorded as an income tax benefit in our accompanying consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and of the market value of restricted stock lapsed over the compensation recognized for financial reporting purposes.

(k)    Research and Development Costs

Research and development costs, which are primarily related to personnel and related overhead costs incurred in developing new services for customers, are expensed as incurred. Such costs were $48.9 million, $60.0 million and $45.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were included in our accompanying consolidated statements of operations.

(l)    Advertising Costs

Advertising costs, which are primarily associated with promoting our brand, names and solutions provided, are expensed as incurred. Such costs were $8.5 million, $10.7 million and $9.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(m)    Income Taxes

We account for income taxes under the asset and liability method under ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are recorded to the extent these assets are more likely than not to be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations. Valuation allowances are recognized to reduce deferred tax assets if it is determined to be more likely than not that all or some of the potential deferred tax assets will not be realized.

We follow ASC 740-10, Income Taxes (“ASC 740-10”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized based on the technical merits when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. Income tax positions must meet a more likely than not recognition threshold in accordance with ASC 740-10. This standard also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in our accompanying consolidated statements of operations. Accrued interest and penalties are included within “Other liabilities” on our accompanying consolidated balance sheets.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(n)    Earnings Per Share

Basic and diluted earnings per share (“EPS”) are determined in accordance with ASC 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for EPS. Basic EPS excludes all dilutive common stock equivalents. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS, as calculated using the treasury stock method, reflects the potential dilution that would occur if our dilutive outstanding stock options and stock awards were issued.

(o)    Pension and Postretirement Benefits

We account for our pension and postretirement benefits under ASC 715, Compensation — Retirement Benefits (“ASC 715”). ASC 715 requires the recognition of the funded status of a benefit plan in the balance sheet, the recognition in other comprehensive income (loss) of gains or losses and prior service costs arising during the period, but which are not included as components of periodic benefit cost or credit, and the measurement of defined benefit plan assets and obligations as of the balance sheet date. We utilize a valuation date of December 31.

(p)    Product Warranty Obligations

We provide warranty coverage for certain of our solutions. We recognize a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2020 and 2019, product warranty obligations were not material.

In the ordinary course of business, we enter into numerous agreements that contain standard indemnities whereby we indemnify another party for breaches of confidentiality, infringement of intellectual property or gross negligence. Such indemnifications are primarily granted under licensing of computer software. Most agreements contain provisions to limit the maximum potential amount of future payments that we could be required to make under these indemnifications; however, we are not able to develop an estimate of the maximum potential amount of future payments to be made under these indemnifications as the triggering events are not subject to predictability.

(q)    Loss Contingencies

We accrue for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates are based on management’s judgment. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made.

(r)    Goodwill

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of our businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30 or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We completed the required annual impairment test as of June 30, 2020, which resulted in no impairment of goodwill in 2020. This test compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of our net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then an impairment loss is recorded for the difference between the carrying amount and the fair value of the reporting unit.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)    Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on Consolidated Financial Statements or Other Significant Matters

Financial Instruments—Credit Losses (Topic 326)

In June 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("Topic 326")

	Topic 326 replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, an entity is required to present certain financial assets carried at amortized cost, such as trade receivables, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under U.S. GAAP, which delays recognition until it is probable a loss has been incurred.	We adopted these amendments on January 1, 2020.	Refer to our accompanying consolidated statements of changes in stockholders' equity for the adjustment of the opening retained earnings and Note 7. Fair Value Measurements for further discussions.
Income Tax (Topic 740) In December 2019, FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" ("ASU No. 2019-12")	The amendments in this guidance reflect the FASB’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users. Changes include treatment of Hybrid tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, intraperiod tax allocation, ownership changes in investments, interim-period accounting for enacted changes in tax law, year-to-date loss limitation in interim-period tax accounting, income statement presentation of tax benefits of tax-deductible dividends, and impairment of investment in qualified affordable housing projects accounted for under the equity method.	Fiscal years beginning after December 15, 2020 with early adoption permitted.

We have decided not to early adopt the amendments. We are currently evaluating ASU No. 2019-12 and have not yet determined the impact of these amendments may have on our consolidated financial statements.

Reference Rate Reform (Topic 848) In March 2020, the FASB issued ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU No. 2020-04")	The amendment in this update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment in this update applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendment does not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.	The amendment in this update is effective for all entities as of March 12, 2020 through December 31, 2022.	We adopted this amendment on March 12, 2020. There was no impact to our consolidated financial statements as of and for the year ended December 31, 2020. We continue to monitor the transition of LIBOR to alternative reference rate measures that will likely become effective post December 2021.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Cash and Cash Equivalents:

Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.

4.    Accounts Receivable:

Accounts receivable, net consisted of the following at December 31:

	2020	2019
Billed receivables	$380.5	$372.7
Unbilled receivables	69.6	80.6
Total receivables	450.1	453.3
Less allowance for doubtful accounts	(17.7)	(11.7)
Accounts receivable, net	$432.4	$441.6

5.    Concentration of Credit Risk:

Financial instruments that potentially expose us to credit risk consist primarily of cash and cash equivalents as well as accounts receivable, net which are generally not collateralized. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. The total domestic cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250.0 thousand per bank as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, we had cash balances on deposit with eleven and ten banks that exceeded the balance insured by the FDIC limit by approximately $92.8 million and $36.4 million, respectively. As of December 31, 2020 and 2019, we also had cash on deposit with foreign banks of approximately $122.5 million and $145.7 million, respectively.

We consider the concentration of credit risk associated with our accounts receivable to be commercially reasonable and believe that such concentration does not result in the significant risk of near-term severe adverse impacts. Our top fifty customers represent approximately 33% of revenues for 2020 and 2019, and 34% for 2018, with no individual customer accounting for more than approximately 3% of revenues for the years ended December 31, 2020, 2019, and 2018. No individual customer comprised more than approximately 2% and 3% of accounts receivable as of December 31, 2020 and 2019, respectively.

6. Revenues:

Disaggregated revenues by type of service and by country are provided below for the years ended December 31, 2020, 2019 and 2018. No individual country outside of the U.S. accounted for more than 10.0% of our consolidated revenues for the years ended December 31, 2020, 2019 or 2018.

	2020	2019	2018
Insurance:
Underwriting & rating	$1,390.6	$1,254.3	$1,153.5
Claims	595.7	610.9	561.4
Total Insurance	1,986.3	1,865.2	1,714.9
Energy and Specialized Markets	641.6	563.9	504.3
Financial Services	156.7	178.0	175.9
Total revenues	$2,784.6	$2,607.1	$2,395.1

	2020	2019	2018
Revenues:
United States ("U.S.")	$2,133.6	$2,005.6	$1,849.4
United Kingdom ("U.K.")	181.6	177.3	148.2
Other countries	469.4	424.2	397.5
Total revenues	$2,784.6	$2,607.1	$2,395.1

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of December 31, 2020 and 2019, we had no contract assets.

Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (an amount of consideration is due) from the customer. As of December 31, 2020 and 2019, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $468.2 million and $443.2 million, respectively. The $25.0 million increase in contract liabilities from December 31, 2019 to December 31, 2020 was primarily due to billings of $418.5 million that were paid in advance, partially offset by $393.5 million of revenue recognized for the year ended December 31, 2020. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other liabilities" in our consolidated balance sheets, respectively, as of December 31, 2020 and 2019.

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Revenues expected to be recognized in the future related to performance obligations, included within our deferred revenue and other liabilities, that are unsatisfied were $468.2 million and $443.2 million as of December 31, 2020 and 2019, respectively. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% of the balance as of December 31, 2020 and 2019.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of December 31, 2020 and 2019, we had deferred commissions of $73.8 million and $63.7 million, respectively, which have been included in "Prepaid expenses" and "Other assets" in our accompanying consolidated balance sheets.

7.    Fair Value Measurements:

Certain assets and liabilities are reported at fair value in our accompanying consolidated balance sheets. Such assets and liabilities include amounts for both financial and non-financial instruments. To increase consistency and comparability of assets and liabilities recorded at fair value, ASC 820-10 established a three-level fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. ASC 820-10 requires disclosures detailing the extent to which companies' measure assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measurements on earnings. In accordance with ASC 820-10, we applied the following fair value hierarchy:

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis using quoted prices in active markets multiplied by the number of shares owned, were $4.1 million and $3.6 million as of December 31, 2020 and 2019, respectively. Our investments in registered investment companies have been included in "Other current assets" in our consolidated balance sheets as of December 31, 2020 and 2019.

We elected not to carry our long-term debt at fair value. The carrying value of our long-term debt represents the amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of December 31, 2020 and 2019, respectively:

		2020		2019
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instrument not carried at fair value:
Senior Notes (Note 15)	Level 2	$3,140.8	$3,652.2	$2,650.4	$2,902.2

On February 1, 2020, the sale of the aerial imagery sourcing group was completed. We contributed the assets related to the disposed business and cash of $63.8 million in exchange for a non-controlling 35.0% ownership interest in a nonpublic company, Vexcel Group, Inc ("Vexcel"). As of December 31, 2020, we had an investment of $129.1 million related to such interest. The value of our investment is based on management estimates with the assistance of valuations performed by third-party specialists. This investment was included in "Other noncurrent assets" in our accompanying consolidated balance sheet. For the year ended December 31, 2020, there was no provision for credit losses related to this investment. Refer to Note 11. Dispositions for further discussion.

As of December 31, 2020 and 2019, we had securities of $14.0 million, which were accounted for as cost-based investments under ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"). We do not have the ability to exercise significant influence over the investees’ operating and financial policies. As of December 31, 2020 and 2019, we also had an investment in private companies of $49.5 million and $13.1 million, respectively, accounted for in accordance with ASC 323-10-25 as an equity method investment. These investments were included in "Other non-current assets" in our accompanying consolidated balance sheet. For the year ended December 31, 2020, there was no provision for credit losses related to these investments.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Leases:

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842. Our leases have remaining lease terms ranging from one year to fourteen years, some of which include the options to extend our leases for up to twenty years, and some of which include the options to terminate our leases within one year. Extension and termination options are considered in our calculation of our right-of-use ("ROU") assets and lease liabilities when we determine it is reasonably certain that we will exercise those options.

The following table presents our lease cost, cash paid for amounts included in our measurement of lease liabilities, ROU assets obtained, weighted-average remaining lease terms, and weighted-average discount rates for finance and operating leases for the years ended December 31, 2020 and 2019:

	2020	2019
Lease cost:
Operating lease cost (1)	$52.2	$48.4
Sublease income	(0.3)	—
Finance lease cost
Depreciation of finance lease assets (2)	13.4	13.2
Interest on finance lease liabilities (3)	0.7	1.8
Total lease cost	$66.0	$63.4

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(52.0)	$(48.4)
Operating cash outflows from finance leases	$(0.7)	$(1.8)
Financing cash outflows from finance leases	$(14.4)	$(15.1)
Weighted-average remaining lease term - operating leases (in years)	9.3	9.4
Weighted-average remaining lease term - finance leases (in years)	2.2	2.6
Weighted-average discount rate - operating leases	3.9%	4.0%
Weighted-average discount rate - finance leases	4.1%	4.4%

_______________

(1) Included in "Cost of revenues" and "Selling, general and, administrative" expenses in our accompanying consolidated statements of operations

(2) Included in "Depreciation and amortization of fixed assets" in our accompanying consolidated statements of operations

(3) Included in "Interest expense" in our accompanying consolidated statements of operations

The total rental expense for the year ended December 31, 2018, prior to the adoption of the new lease standard, was $44.9 million.

Our ROU assets and lease liabilities for finance leases were $27.1 million and $24.7 million, respectively, as of December 31, 2020. Our ROU assets and lease liabilities for finance leases were $9.9 million and $7.7 million, respectively, as of December 31, 2019. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying consolidated balance sheets (See Note 15. Debt).

Maturities of lease liabilities for the years through 2026 and thereafter are as follows:

Years Ending	Operating Leases	Finance Leases
2021	$50.5	$15.0
2022	45.0	10.8
2023	42.9	0.3
2024	35.2	—
2025	31.9	—
2026 and thereafter	171.4	—
Total lease payments	376.9	26.1
Less: Amount representing interest	(66.6)	(1.4)
Present value of total lease payments	$310.3	$24.7

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Fixed Assets

The following is a summary of fixed assets:

	Useful Life (in years)	Cost	Accumulated Depreciation and Amortization	Net
December 31, 2020
Furniture and office equipment	3 - 10	$273.6	$(215.8)	$57.8
Leasehold improvements	Lease term	118.3	(44.7)	73.6
Purchased software	3	77.7	(68.6)	9.1
Software development costs	3 - 7	924.6	(465.3)	459.3
Leased equipment	3 - 4	68.3	(41.2)	27.1
Motor vehicles and field equipment	2 - 10	6.8	(1.4)	5.4
Total fixed assets		$1,469.3	$(837.0)	$632.3
December 31, 2019
Furniture and office equipment	3 - 10	$268.9	$(210.1)	$58.8
Leasehold improvements	Lease term	103.9	(41.7)	62.2
Purchased software	3	89.8	(77.7)	12.1
Software development costs	3 - 7	773.7	(373.7)	400.0
Leased equipment	3 - 4	38.5	(28.6)	9.9
Aircraft equipment	2 - 10	5.2	(0.1)	5.1
Total fixed assets		$1,280.0	$(731.9)	$548.1

Depreciation and amortization of fixed assets for the years ended December 31, 2020, 2019 and 2018 were $192.2 million, $185.7 million and $165.3 million, of which $120.6 million, $100.2 million and $85.4 million related to amortization of internal-use software development costs, respectively. Amortization expense related to development of software for sale in accordance with ASC 985-20 was $11.3 million, $12.8 million and $9.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. We had unamortized software development costs that had been capitalized in accordance with ASC 350-40 of $405.8 million and $353.3 million as of December 31, 2020 and 2019, respectively. We had unamortized software development costs that had been capitalized in accordance with ASC 985-20 of $53.5 million and $46.7 million as of December 31, 2020 and 2019, respectively. Leased assets include amounts held under finance leases for automobiles, computer software, and computer equipment.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Acquisitions

2020 Acquisitions

On December 16, 2020, we acquired 100 percent of the stock of Lead Intelligence, Inc. ("Jornaya"), a provider of consumer behavioral data and intelligence, for a net cash purchase price of $125.2 million, of which $1.3 million represents indemnity escrows. The acquisition added Jornaya's proprietary view of consumer buying journeys to our growing set of marketing solutions for the insurance and financial services markets, as well as provide customers with the intelligence and agility to time and tailor interactions based on actual in-market behaviors. Jornaya has become part of the underwriting & rating category within our Insurance segment. The preliminary purchase price allocation of the acquisition is presented in the table below.

On September 9, 2020, we acquired 100 percent of the stock of Franco Signor LLC ("Franco Signor") for a net cash purchase price of $159.9 million, of which $8.0 million represents indemnity escrows. Franco Signor is a Medicare Secondary Payer compliance solutions provider to large employers, insurers and third-party administrators in the U.S. Franco Signor has become part of the claims category within our Insurance segment and enhanced the solutions we currently offer, as well as added professional administrative services for Medicare Set Asides to our suite of solutions. The preliminary purchase price allocation of the acquisition is presented in the table below.

The preliminary purchase price allocation of the 2020 acquisitions resulted in the following:

	Franco Signor	Lead Intelligence	Total
Cash and cash equivalents (1)	$10.9	$5.9	$16.8
Accounts receivable	2.5	2.9	5.4
Other current assets	0.4	0.6	1.0
Fixed assets	0.4	0.7	1.1
Operating lease right-of-use assets, net	1.5	1.7	3.2
Intangible assets	59.1	64.4	123.5
Goodwill	100.3	71.4	171.7
Other assets	8.0	1.3	9.3
Total assets acquired	183.1	148.9	332.0
Current liabilities (1)	(6.4)	(1.3)	(7.7)
Deferred revenues	(0.3)	(2.3)	(2.6)
Operating lease liabilities	(1.5)	(1.7)	(3.2)
Deferred income tax, net	(1.8)	(11.2)	(13.0)
Other liabilities	(8.0)	(1.3)	(9.3)
Total liabilities assumed	(18.0)	(17.8)	(35.8)
Net assets acquired	165.1	131.1	296.2
Cash and cash equivalents	(10.9)	(5.9)	(16.8)
Restricted cash (1)	5.7	—	5.7
Cash acquired	(5.2)	(5.9)	(11.1)
Net cash purchase price	$159.9	$125.2	$285.1

_______________

(1) Within cash and cash equivalents, there is $5.7 million of restricted cash related to Franco Signor's professional administrative services for Medicare Set Asides, with an offsetting liability of $5.7 million included within current liabilities.

The preliminary amounts assigned to intangible assets by type for our 2020 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology	11	$30.8
Marketing	5	2.1
Customer	11	90.6
Total intangible assets		$123.5

The preliminary allocations of the purchase price for the 2020 acquisitions with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on our consolidated financial statements. The allocations of the purchase price will be finalized once all the information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with our acquisitions include the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as our ability to grow through adding additional customer relationships or new solutions in the future. Of the $171.7 million in goodwill associated with our acquisitions, $20.8 million is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics.

For the year ended December 31, 2020, we incurred transaction costs related to acquisitions of $2.2 million, which are included within "Selling, general and administrative expenses in the accompanying consolidated statements of operations. Refer to Note 12. Goodwill and Intangible Assets for further discussion.

Our 2020 acquisitions were not significant, both individually and in the aggregate, to our consolidated financial statements for the years ended December 31, 2020, 2019 and 2018, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2019 Acquisitions

On December 23, 2019, we acquired 100 percent of the stock of Flexible Architecture and Simplified Technology, LLC ("FAST"), a software company for the life insurance and annuity industry, for a net cash purchase price of $193.9 million, of which $1.9 million represents indemnity escrows. FAST offers a flexible policy administration system that helps insurers accelerate underwriting and claims to enhance the customer experience and support profitable growth. FAST has become part of the underwriting & rating category within our Insurance segment, and expanded and enhanced the suite of solutions that we are developing across the enterprise for life insurers looking to transform the customer experience throughout the life of the policy, from quote to claims. The final purchase price allocation of the acquisition is presented in the table below.

On December 19, 2019, we acquired selected assets of Commerce Signals, Inc. ("Commerce Signals"), a software company that offers a data sharing platform for retail, restaurant and entertainment marketers, for a net cash purchase price of $3.9 million, which consists of a holdback of $1.1 million as security for the indemnification obligations of the seller. Commerce Signals has become part of our Financial Services segment, and enhanced the existing solutions that we currently offer. The final purchase price allocation of the acquisition is presented as part of "Others" in the table below.

On November 5, 2019, we acquired 100 percent of the stock of Genscape, Inc. (“Genscape”), a global provider of real-time data and intelligence for commodity and energy markets, for a net cash purchase price of $351.0 million. Genscape has become part of the Energy and Specialized Markets segment, and enhanced our existing sector intelligence in energy data and analytics. The final purchase price allocation of the acquisition is presented in the table below.

On October 10, 2019, we acquired 100 percent of the stock of BuildFax, Inc. ("BuildFax") for a net cash purchase price of $40.2 million, which consists a holdback of $1.0 million. BuildFax uses building permit, contractor, and inspection data to provide information about the condition of properties to insurance and financial institutions. The data from BuildFax enhances property analytics under the underwriting & rating category within our Insurance segment while helping underwriters gain insight into changes in the property insured. The final purchase price allocation of the acquisition is presented in the table below.

On August 28, 2019, we acquired substantially all of the assets of Property Pres Wizard, LLC. ("PPW") for a net cash purchase price of $15.0 million, of which $1.5 million represents indemnity escrows. PPW is a web and mobile application that manages work order details and property status in the field services industry throughout the supply chain. PPW has become part of the claims category within our Insurance segment, and added a service order and project management application to our PropTech suite of solutions. The final purchase price allocation of the acquisition is presented as part of "Others" in the table below.

On July 31, 2019, we acquired 100 percent of the stock of Keystone Aerial Surveys, Inc. ("Keystone") for a net cash purchase price of $29.4 million, of which $2.7 million represents indemnity escrows, to expand our remote imagery business. Keystone sourced imagery by providing customers geospatial solutions and had become part of the claims category within our Insurance segment. Keystone was a component within the aerial imagery sourcing group, which was qualified as assets held for sale on December 2, 2019. On February 1, 2020, the sale of the aerial imagery sourcing group was closed. See Note 11. Dispositions for further discussion.The final purchase price allocation of the acquisition is presented as part of "Others" in the table below.

On March 29, 2019, we entered into an agreement with an enterprise application software provider to acquire their Content as a Service (“CaaS”) business, which included the Environmental Health and Safety Regulatory Content and Environmental Health and Safety Regulatory Documentation teams and data assets, for a net cash purchase price of $65.2 million. The CaaS business has become part of our Energy and Specialized Markets segment. This transaction strengthened our environmental health and safety services business and extended our global customer footprint and European operations. The final purchase price allocation of the acquisition is presented in the table below.

The final purchase price allocations, inclusive of closing adjustments, of our 2019 acquisitions resulted in the following:

	FAST	Genscape	BuildFax	CaaS	Others	Total
Cash and cash equivalents	$2.9	$0.2	$0.4	$3.7	$3.1	$10.3
Accounts receivable	4.7	13.6	1.8	—	3.9	24.0
Other current assets	0.4	1.4	0.1	0.7	0.6	3.2
Fixed assets	1.8	15.9	0.9	0.2	6.3	25.1
Operating lease right-of-use assets, net	1.4	7.4	0.4	—	0.5	9.7
Intangible assets	69.0	153.2	21.9	34.4	14.1	292.6
Goodwill	120.7	241.4	20.2	41.2	28.2	451.7
Other assets	0.1	—	—	0.1	4.4	4.6
Total assets acquired	201.0	433.1	45.7	80.3	61.1	821.2
Current liabilities	2.4	17.4	0.9	1.3	1.3	23.3
Deferred revenues	0.3	27.3	2.4	10.1	—	40.1
Operating lease liabilities	1.4	7.4	0.4	—	0.5	9.7
Deferred income tax, net	—	29.8	0.4	—	2.6	32.8
Other liabilities	—	—	1.0	—	5.3	6.3
Total liabilities assumed	4.1	81.9	5.1	11.4	9.7	112.2
Net assets acquired	196.9	351.2	40.6	68.9	51.4	709.0
Cash acquired	(3.0)	(0.2)	(0.4)	(3.7)	(3.1)	(10.4)
Net cash purchase price	$193.9	$351.0	$40.2	$65.2	$48.3	$698.6

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The final amounts assigned to intangible assets by type for our 2019 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology	6	$81.9
Marketing	4	3.9
Customer	12	185.5
Database	10	20.7
Total intangible assets		$292.0

For the year ended December 31, 2020, we finalized the purchase accounting for our 2019 acquisitions during the measurement periods in accordance with ASC 805, Business Combinations. The impact of finalization of the purchase accounting associated with these acquisitions was not material to our accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018.

The goodwill of $307.1 million associated with the purchases of FAST, Commerce Signals, Genscape, BuildFax, PPW, Keystone, and CaaS is not deductible for tax purposes. For the year ended December 31, 2019, we incurred transaction costs related to acquisitions of $3.0 million, which are included within "Selling, general and administrative" expenses in our accompanying consolidated statements of operations. Refer to Note 12. Goodwill and Intangible Assets for further discussion.

Our 2019 acquisitions were not significant, both individually and in the aggregate, to our consolidated financial statements for the years ended December 31, 2019, 2018, and 2017, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018 Acquisitions

On December 14, 2018, we acquired Rulebook for a net cash purchase price of $86.5 million, of which $8.6 million represents contingent escrows. Rulebook’s proprietary pricing engine can be used for internal pricing and underwriting as well as external distribution for the insurance market through its platform. Rulebook furthers our goal of providing solutions to the global insurance market, including a comprehensive chain of solutions to specialty insurers for mitigating risk and optimizing total cost of operations. Rulebook is part of the underwriting and ratings category within our Insurance segment. The final purchase price allocation of the acquisition is presented in the table below.

On June 20, 2018, we acquired 100 percent of the stock of Validus-IVC Limited ("Validus"), a provider of claims management solutions and developer of the subrogation portal in the UK, verifyTM, for a net cash purchase price of $46.1 million, of which $5.9 million represents contingent escrows. Validus has become part of the claims category within our Insurance segment. The integration of Validus' verifyTM platform with our global claims analytic services allows insurers to take advantage of enhanced analytic and technology tools to help improve and automate the claims settlement process. The final purchase price allocation of the acquisition is presented in the table below.

On February 21, 2018, we acquired 100 percent of the stock of Business Insight Limited (“Business Insight”), a provider of predictive analytics for insurers in the U.K. and Ireland, for a net cash purchase price of $18.0 million. Business Insight has become part of the underwriting and ratings category within our Insurance segment. Business Insight offers a comprehensive set of peril models to support underwriting and rating for the commercial property and homeowners insurance market. The final purchase price allocation of the acquisition is presented as part of "Others" in the table below.

On January 5, 2018, we acquired 100 percent of the stock of Marketview Limited ("Marketview") for a net cash purchase price of $4.0 million, of which $0.4 million represents indemnity escrows. Marketview is a provider of consumer spending analysis and insights across the retail, hospitality, property, and government sectors in New Zealand. Marketview has become part of our Financial Services segment. The acquisition helps expand our solutions related to consumer spending analytics across the Australasia and Oceania regions by combining our domain expertise and proprietary data assets with those of Marketview. The final purchase price allocation of the acquisition is presented as part of "Others" in the table below.

The final purchase price allocations, inclusive of closing adjustments, of our 2018 acquisitions resulted in the following:

	Rulebook	Validus	Others	Total
Cash and cash equivalents	$—	$0.9	$2.2	$3.1
Accounts receivable	2.0	1.5	1.0	4.5
Current assets	0.1	6.3	0.2	6.6
Fixed assets	1.5	0.4	0.2	2.1
Intangible assets	25.1	20.9	8.4	54.4
Goodwill	58.9	24.8	15.8	99.5
Other assets	8.6	—	—	8.6
Total assets acquired	96.2	54.8	27.8	178.8
Current liabilities	0.6	3.9	1.0	5.5
Deferred revenues	0.4	0.1	1.1	1.6
Deferred income taxes, net	0.1	3.6	1.5	5.2
Other liabilities	8.6	0.2	—	8.8
Total liabilities assumed	9.7	7.8	3.6	21.1
Net assets acquired	86.5	47.0	24.2	157.7
Less: Cash acquired	—	(0.9)	(2.2)	(3.1)
Net cash purchase price	$86.5	$46.1	$22.0	$154.6

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The final amounts assigned to intangible assets by type for our 2018 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology	6	$30.3
Marketing	9	4.0
Customer	10	20.1
Total intangible assets		$54.4

For the year ended December 31, 2019, we finalized the purchase accounting for our 2018 acquisitions during the measurement periods in accordance with ASC 805, Business Combinations. The impact of finalization of the purchase accounting associated with these acquisitions was not material to our accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017.

The goodwill of $99.5 million associated with the purchases of Rulebook, Validus, Business Insight and Marketview is not deductible for tax purposes. For the year ended December 31, 2018, we incurred transaction costs related to acquisitions of $1.5 million, which are included within "Selling, general and administrative" expenses in our accompanying consolidated statements of operations. Refer to Note 12. Goodwill and Intangible Assets for further discussion.

Our 2018 acquisitions were immaterial, both individually and in the aggregate, to our consolidated financial statements for the years ended December 31, 2018 and 2017, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payment. During the years ended December 31, 2020 and 2019, we released $0.8 million and $25.2 million of indemnity escrows related to various acquisitions. At December 31, 2020 and 2019, the current portion of the escrows amounted to $1.7 million and $0.5 million, and the noncurrent portion of the escrows amounted to $18.5 million and $10.5 million, respectively.

Our acquisitions of Emergence Network Intelligence Limited, Validus, Arium Limited, and Rebmark Legal Solutions Limited include acquisition related contingencies, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of December 31, 2020 reflect the best estimate of acquisition contingent payments. The associated current acquisition-related liabilities were $0.6 million and $111.2 million as of  December 31, 2020 and  December 31, 2019, respectively. The prior year acquisition-related liabilities were primarily due to PowerAdvocate. The associated noncurrent acquisition-related liabilities were $0.2 million as of December 31, 2020 and 2019.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Dispositions:

On February 1, 2020, the sale of the aerial imagery sourcing group was completed. We contributed assets related to the disposed business, including cash of $63.8 million, in exchange for a non-controlling 35.0% ownership interest in a nonpublic company, Vexcel. We determined the fair value of the securities associated with the non-controlling ownership interest in Vexcel with the assistance of valuations performed by third-party specialists, including the discounted cash flow analysis and estimates made by management. The securities were concluded not to have a readily determinable fair value and did not qualify for the practical expedient to estimate fair value. The contributed assets approximated the fair value of the equity securities related to the non-controlling ownership interest; therefore, there was no gain or loss recorded in conjunction with this disposition for the year ended December 31, 2020.

On February 14, 2020, the sale of the compliance background screening business was completed for net cash proceeds of $23.1 million. A gain of $15.9 million was included in "Other operating (income) loss" within our accompanying consolidated statements of operations for the year ended December 31, 2020.

In the first quarter of 2020, our data warehouse business within the Financial Services segment qualified as assets held for sale and was sold on March 1, 2020. We recorded a gain of $3.5 million in "Other operating (income) loss" within our accompanying consolidated statements of operations for the year ended December 31, 2020.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Goodwill and Intangible Assets:

We completed the required annual impairment test as of June 30, 2020, 2019 and 2018, which resulted in no impairment of goodwill. Based on the results of our impairment assessment as of June 30, 2020, we determined that the fair value of our reporting units exceeded their respective carrying value. There were no goodwill impairment indicators after the date of the last annual impairment test.

The following is a summary of the change in goodwill from December 31, 2018 through December 31, 2020, both in total and as allocated to our operating segments:

	Insurance	Energy and specialized markets	Financial services	Total
Goodwill at December 31, 2018	$833.8	$2,054.7	$473.0	$3,361.5
Acquisitions	161.0	288.5	4.0	453.5
Businesses held for sale and disposition	(7.9)	—	(0.7)	(8.6)
Purchase accounting reclassifications	(1.4)	—	(0.1)	(1.5)
Foreign currency translation adjustment	13.3	46.3	(0.2)	59.4
Goodwill at December 31, 2019	998.8	2,389.5	476.0	3,864.3
Acquisitions	171.7	—	—	171.7
Purchase accounting reclassifications	2.1	(6.0)	(0.2)	(4.1)
Current period adjustment (1)	21.4	(19.5)	—	1.9
Foreign currency translation adjustment	14.6	59.6	0.1	74.3
Goodwill at December 31, 2020	$1,208.6	$2,423.6	$475.9	$4,108.1

____________

(1) Of which $19.5 million relates to a segment reclassification, refer to Note 19. Segment Reporting

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average
	Useful Life		Accumulated
	(in years)	Cost	Amortization	Net
December 31, 2020
Technology-based	7	$559.6	(349.5)	$210.1
Marketing-related	16	275.2	(113.4)	$161.8
Contract-based	6	5.0	(5.0)	$—
Customer-related	13	1,004.3	(354.2)	$650.1
Database-based	19	501.0	(138.2)	$362.8
Total intangible assets		$2,345.1	$(960.3)	$1,384.8
December 31, 2019
Technology-based	7	$519.2	$(291.9)	$227.3
Marketing-related	16	265.3	(94.3)	171.0
Contract-based	6	5.0	(5.0)	—
Customer-related	13	901.2	(278.0)	623.2
Database-based	19	484.6	(107.2)	377.4
Total intangible assets		$2,175.3	$(776.4)	$1,398.9

Amortization expense related to intangible assets for the years ended December 31, 2020, 2019 and 2018, was $165.9 million, $138.0 million, and $130.8 million, respectively. Estimated amortization expense in future periods through 2025 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2021	$169.9
2022	156.9
2023	144.3
2024	139.4
2025	114.7
2026 and thereafter	659.6
Total	$1,384.8

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Income Taxes:

Domestic and foreign income before income taxes was as follows:

	2020	2019	2018
U.S.	$834.0	$553.9	$700.2
Foreign	63.5	14.5	19.5
Total income before income taxes	$897.5	$568.4	$719.7

The components of the provision for income taxes for the years ended December 31 were as follows:

	2020	2019	2018
Current:
Federal	$111.0	$109.9	$69.0
State and local	23.1	21.4	22.1
Foreign	18.9	14.6	11.1
Total current provision for income taxes	153.0	145.9	102.2
Deferred:
Federal	22.6	(14.3)	27.6
State and local	7.4	(0.2)	2.8
Foreign	1.8	(12.9)	(11.6)
Total deferred provision for income taxes	31.8	(27.4)	18.8
Provision for income taxes	$184.8	$118.5	$121.0

The reconciliation between our effective tax rate and the statutory tax rate is as follows for the years ended December 31:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	2.7%	2.8%	2.8%
UK legislative rate change impact	1.5%	—%	—%
Foreign Derived Intangible Income (FDII)	(0.8)%	(1.2)%	(0.9)%
Stock-based compensation	(3.7)%	(3.0)%	(5.5)%
Earn-outs	—%	2.0%	0.1%
Other	(0.1)%	(0.7)%	(0.7)%
Effective tax rate	20.6%	20.9%	16.8%

The decrease in the effective tax rate in 2020 compared to 2019 was primarily due to the impact of higher tax benefits from equity compensation in the current period versus the prior period as well as lower nondeductible earn-out expenses in the current period. These benefits were partially offset by the deferred tax impact of the tax rate increase in the United Kingdom that was enacted and recorded in 2020.

The tax effects of significant items comprising our deferred tax assets as of  December 31 are as follows:

	2020	2019
Deferred tax assets:
Employee wages, pension, and other benefits	$7.3	$13.0
ASC 842/Deferred rent	10.3	7.3
Net operating loss carryover	22.7	28.8
Litigation accrual	31.3	31.2
Capital and other unrealized losses	1.6	1.7
Interest expense	44.1	33.4
Other	12.2	16.4
Total	129.5	131.8
Less valuation allowance	(48.0)	(46.5)
Deferred tax assets	81.5	85.3
Deferred tax liabilities:
Fixed assets and intangible assets	(445.3)	(411.0)
Commissions	(16.6)	(14.3)
Other	(7.4)	(6.2)
Deferred tax liabilities	(469.3)	(431.5)
Deferred tax liabilities, net	$(387.8)	$(346.2)

The net deferred tax liabilities of $387.8 million consist primarily of timing differences involving depreciation and amortization.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ultimate realization of the deferred tax assets depends on our ability to generate sufficient taxable income in the future. We have provided a valuation allowance against the deferred tax assets associated with the interest expense deduction limitation in the U.K. We have also provided for a valuation allowance against the deferred tax assets associated with the net operating losses of certain subsidiaries. Our net operating loss carryforwards expire as follows:

Years Ending	Amount
2021 - 2028	$22.7
2029 - 2033	20.5
2034 - 2040	177.9
Total	$221.1

A valuation allowance has been established based on our evaluation of the likelihood of utilizing these benefits before they expire. We have determined that the generation of future taxable income from certain subsidiaries to fully realize the deferred tax assets is uncertain. Other than these items, we have determined, based on our historical operating performance, that our taxable income will more likely than not be sufficient to fully realize the deferred tax assets.

As of December 31, 2020, we have not made a provision for U.S. or additional foreign withholdings taxes for any additional outside basis difference inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. We do not rely on these unremitted earnings as a source of funds for our domestic business as we expect to have sufficient cash flow in the U.S. to fund our U.S. operational and strategic needs.

We follow ASC No. 740-10 which prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For each tax position, we must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2020	2019	2018
Unrecognized tax benefit as of January 1	$11.5	$17.4	$16.3
Gross increase in tax positions in prior period	0.5	0.6	2.0
Gross decrease in tax positions in prior period	(0.2)	(3.3)	(0.1)
Settlements	—	(2.4)	(0.3)
Lapse of statute of limitations	(1.9)	(0.8)	(0.5)
Unrecognized tax benefit as of December 31	$9.9	$11.5	$17.4

Of the total unrecognized tax benefits as of December 31, 2020, 2019, and 2018, $8.1 million, $8.6 million, and $14.4 million, respectively, represent the amounts that, if recognized, would have a favorable effect on our effective tax rate in any future periods.

The total gross amount of accrued interest and penalties for the years ended December 31, 2020, 2019, and 2018 was $3.9 million, $4.6 million, and $5.7 million, respectively. Our practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in our accompanying consolidated statements of operations.

We do not expect a significant increase in unrecognized benefits related to federal, state, or foreign tax exposures within the coming year. In addition, we believe that it is reasonably possible that approximately $5.8 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2021 as a result of a combination of audit settlements and lapses of statute of limitations, net of additional uncertain tax positions.

We are subject to tax in the U.S., various state, and foreign jurisdictions. Joined by our domestic subsidiaries, we file a consolidated income tax return. With a few exceptions, none of which are material to our consolidated financial statements as of December 31, 2020, we are no longer subject to U.S. federal, state and local, or non-US income tax examinations by tax authorities for tax years before 2016. In New Jersey, we are being audited for the years ended December 31, 2013 through 2018 with a statute extension until June 30, 2021. In Massachusetts, we are being audited for the years ended December 31, 2016 through 2018. We do not expect that the results of these examinations will have a material effect on our financial position, results of operations, or cash flow.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Composition of Certain Financial Statement Caption:

The following table presents the components of “Accounts payable and accrued liabilities” as of December 31:

	2020	2019
Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$158.7	$147.4
Legal accrual (1)	126.5	128.4
Escrow liabilities	1.5	0.2
Accrued interest	20.7	19.0
Trade accounts payable and other accrued expenses	99.3	80.0
Total accounts payable and accrued liabilities	$406.7	$375.0

_______________

(1)	Included a litigation reserve for Xactware Solutions, Inc. Patent Litigation of $125.0 million.

The following table presents the components of "Other noncurrent assets" as of December 31:

	2020	2019
Other noncurrent assets:
Pension benefits	$77.3	$60.3
Other assets - prepaid expenses	70.6	57.0
Acquisition related escrows	18.5	10.5
Investments in non-public companies	192.6	27.1
Deposits and other	6.7	4.9
Total other noncurrent assets	$365.7	$159.8

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Debt:

The following table presents short-term and long-term debt by issuance as of December 31:

	Issuance	Maturity
	Date	Date	2020	2019
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$50.0	$495.0
Senior notes:
5.800% senior notes, less unamortized discount and debt issuance costs of $(0.1)	4/6/2011	5/1/2021	449.9	—
Finance lease liabilities (1)	Various	Various	14.4	4.4
Short-term debt and current portion of long-term debt			514.3	499.4
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(10.7)	5/13/2020	5/15/2050	489.3	—
4.125% senior notes (2), inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $12.4 and $13.9, respectively	3/6/2019	3/15/2029	612.4	613.9
4.000% senior notes, less unamortized discount and debt issuance costs of $(5.4) and $(6.7), respectively	5/15/2015	6/15/2025	894.6	893.3
5.500% senior notes, less unamortized discount and debt issuance costs of $(4.3) and $(4.5), respectively	5/15/2015	6/15/2045	345.7	345.5
4.125% senior notes, less unamortized discount and debt issuance costs of $(1.1) and $(1.6), respectively	9/12/2012	9/12/2022	348.9	348.4
5.800% senior notes, less unamortized discount and debt issuance costs of $(0.7)	4/6/2011	5/1/2021	—	449.3
Finance lease liabilities	Various	Various	10.3	3.3
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.6)	(2.1)
Long-term debt			2,699.6	2,651.6
Total debt			$3,213.9	$3,151.0

_______________

(1) Refer to Note 8. Leases

(2) We offered an additional issuance of these notes on September 6, 2019.

Accrued interest associated with our outstanding debt obligations was $20.7 million and $19.0 million as of  December 31, 2020 and 2019, respectively, and included in “Accounts payable and accrued liabilities” within our accompanying consolidated balance sheets. Interest expense associated with our finance lease and outstanding debt obligations, including amortization of debt issuance costs and original discounts, was $138.3 million, $125.7 million and $128.2 million for the years ended  December 31, 2020, 2019 and 2018, respectively.

Senior Notes

On May 8, 2020, we completed an issuance of $500.0 million aggregate principal amount of 3.625% senior notes due 2050 (the "2050 notes"). The 2050 notes mature on May 15, 2050 and accrue interest at a fixed rate of 3.625% per annum. Interest is payable semiannually on the 2050 notes on May 15th and November 15th of each year, beginning on November 15, 2020. The 2050 notes were issued at a discount of $5.2 million, and we incurred debt issuance costs of $5.7 million. The original issue discount and debt issuance costs were included in "Long-term debt" in our accompanying consolidated balance sheets, and these costs will be amortized to "Interest expense" in our accompanying consolidated statements of operations over the life of the 2050 notes. The net proceeds from the issuance of the 2050 notes were utilized to partially repay the committed senior unsecured Syndicated Revolving Credit Facility (the "Credit Facility") and for general corporate purposes. The indenture governing the 2050 notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. As of December 31, 2020 and December 31, 2019, we had senior notes with an aggregate principal amount of $3,150.0 million and $2,650.0 million outstanding, respectively, and were in compliance with our financial and other debt covenants.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Syndicated Revolving Credit Facility

We have a Credit Facility with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.0% to 1.625%, depending upon the public debt rating. A commitment fee on any unused balance is payable periodically and may range from 8.0 to 20.0 basis points based upon the public debt rating. The Credit Facility also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.5 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase one time each to 4.0 to 1.0 and 4.25 to 1.0. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the share repurchase program (the "Repurchase Program"). As of December 31, 2020, we were in compliance with all financial and other debt covenants under the Credit Facility. As of December 31, 2020 and 2019, the available capacity under the Credit Facility was $944.6 million and $500.2 million, net of the letters of credit of $5.4 million and $4.8 million, respectively. Subsequent to December 31, 2020, we had no borrowings and made repayments of $50.0 million under the Credit Facility.

Debt Maturities

The following table reflects our debt maturities:

Years Ending	Amount
2021	$514.4
2022	360.0
2023	0.3
2024	—
2025	900.0
2026 and thereafter	1,450.0
Total	$3,224.7

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of December 31, 2020 and 2019. The common shares have rights to any dividend declared by our board of directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all eleven members of our board of directors.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of December 31, 2020.

At December 31, 2020, 2019 and 2018, the adjusted closing price of our common stock was $207.59, $149.34, and $108.28 per share, respectively.

On February 12, 2020, April 29, 2020, July 29, 2020, and October 28, 2020, our board approved a cash dividend of $0.27 per share of common stock issued and outstanding to the holders of record as of March 13, 2020, June 15, 2020, September 15, 2020, and December 15, 2020, respectively. The cash dividends of $43.9 million, $44.0 million, $43.9 million, and $43.9 million were paid on March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020 and recorded as a reduction to retained earnings, respectively.

Share Repurchase Program

Since May 2010, we have authorized repurchases of up to $3,800.0 million of our common stock through our Repurchase Program, inclusive of the $500.0 million authorization approved by our board on February 12, 2020. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $3,521.2 million. As of December 31, 2020, we had $278.8 million available to repurchase shares. We have no obligation to repurchase stock under this program and intend to use this authorization as a means of offsetting dilution from the issuance of shares under our 2013 Equity Incentive Plan (the "2013 Incentive Plan"), our 2009 Equity Incentive Plan (the “2009 Incentive Plan”), our sharesave plan (“UK Sharesave Plan”), and our employee stock purchase plan ("ESPP") while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.

In December 2019, March 2020, June 2020, and September 2020 we entered into Accelerated Share Repurchase ("ASR") agreements to repurchase shares of our common stock for an aggregate purchase price of $50.0 million, $75.0 million, $50.0 million, and $50.0 million, respectively, with HSBC Bank USA, N.A, Bank of America, N.A., and Citibank, N.A. The ASR agreements are each accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. The forward stock purchase agreements are each classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and were deemed to have a fair value of zero at the respective effective date. Upon payments of the aggregate purchase price on January 2, 2020, April 1, 2020, July 1, 2020, and October 1, 2020, we received an aggregate delivery of 267,845, 430,477, 235,018, and 215,855 shares of our common stock at a price of $149.34, $139.38, $170.20, and $185.31, respectively. Upon the final settlement of the ASR agreements in February 2020, June 2020, September 2020, and December 2020, we received additional shares of 40,901, 61,052, 41,272, and 47,042, respectively, as determined by the volume weighted average share price of our common stock during the term of the ASR agreements. The aggregate purchase price was recorded as a reduction to stockholders' equity in our consolidated statements of changes in stockholders' equity for the year ended December 31, 2020. These repurchases of 1,339,462 shares for the year ended December 31, 2020 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

During the years ended December 31, 2020 and 2019, we repurchased 2,155,084 and 2,178,151 shares of common stock as part of the Repurchase Program, inclusive of the ASRs, at a weighted average price of $161.84 and $137.73 per share, respectively. We utilized cash from operations and borrowings from our Credit Facility to fund these repurchases.

Treasury Stock

As of December 31, 2020, our treasury stock consisted of 381,185,512 shares of common stock. During the years ended December 31, 2020, 2019 and 2018, we transferred 1,811,046, 1,369,305 and 2,973,947 shares of common stock, under the 2013 Incentive Plan and 2009 Incentive Plan, from the treasury shares at a weighted average price of $10.67, $9.72 and $8.71 per share, respectively.

Earnings Per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted EPS computations for the years ended December 31:

	2020	2019	2018
	(In millions, except for share and per share data)
Numerator used in basic and diluted EPS:
Net income	$712.7	$449.9	$598.7
Denominator:
Weighted average number of common shares used in basic EPS	162,610,586	163,535,438	164,808,110
Effect of dilutive shares:
Potential common stock issuable from stock options and stock awards	2,710,123	3,024,677	3,489,726
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	165,320,709	166,560,115	168,297,836

The potential shares of common stock that were excluded from diluted EPS were 513,137, 674,983 and 496,446 at December 31, 2020, 2019 and 2018, respectively, because the effect of including those potential shares was anti-dilutive.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses as of December 31:

	2020	2019
Foreign currency translation adjustment	$(292.2)	$(400.1)
Pension and postretirement adjustment, net of tax	(83.5)	(86.8)
Accumulated other comprehensive losses	$(375.7)	$(486.9)

The before tax and after tax amounts of other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 are summarized below:

		Tax Benefit
	Before Tax	(Expense)	After Tax
December 31, 2020
Foreign currency translation adjustment	$107.9	$—	$107.9
Pension and postretirement adjustment before reclassifications	11.1	(2.9)	8.2
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(6.7)	1.8	(4.9)
Pension and postretirement adjustment	4.4	(1.1)	3.3
Total other comprehensive income	$112.3	$(1.1)	$111.2
December 31, 2019
Foreign currency translation adjustment	$88.4	$—	$88.4
Pension and postretirement adjustment before reclassifications	26.7	(6.4)	20.3
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(4.9)	1.2	(3.7)
Pension and postretirement adjustment	21.8	(5.2)	16.6
Total other comprehensive income	$110.2	$(5.2)	$105.0
December 31, 2018
Foreign currency translation adjustment	$(154.1)	$—	$(154.1)
Pension and postretirement adjustment before reclassifications	(36.7)	9.1	(27.6)
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	3.7	(0.9)	2.8
Pension and postretirement adjustment	(33.0)	8.2	(24.8)
Total other comprehensive loss	$(187.1)	$8.2	$(178.9)

_______________

(1)

These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in our accompanying consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (See Note 18. Pension and Postretirement Benefits for additional details).

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    Compensation Plans:

KSOP

We have established the KSOP for the benefit of eligible employees in the U.S. and Puerto Rico. The KSOP includes both an employee savings component and an employee stock ownership component. The purpose of the combined plan is to enable our employees to participate in a tax-deferred savings arrangement under Internal Revenue Service Code Sections 401(a) and 401(k) (the “Code”), and to provide our employees equity participation through the employee stock ownership plan (“ESOP”) accounts.

Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $19.5 thousand for 2020, $19.0 thousand for 2019 and $18.5 thousand for 2018. Certain eligible participants (age 50 and older) may contribute an additional $6.5 thousand on a pre-tax basis for 2020 and $6.0 thousand for 2019 and 2018. After-tax contributions are limited to 10.0% of a participant’s compensation. The matching contributions prior to April 1, 2018 were primarily equal to 75.0% of the first 6.0% of the participant’s contribution. Effective April 1, 2018, we amended the KSOP to increase the matching contributions to 87.5% of the first 6.0% of the participant’s contribution. Effective January 1, 2019, we increased the matching contributions to 100.0% of the first 6.0% of the participant’s contribution. The 401(k) matching contributions under the KSOP for the years ended December 31, 2020, 2019 and 2018, were $31.6 million, $31.0 million, $22.0 million, respectively; which, at our option, were funded in cash or in common stock issued from treasury shares.

In 2005, we established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the qualified pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees participated in the Profit Sharing Plan if they completed 1,000 hours of service each plan year and were employed on December 31 of that year. We can make a discretionary contribution to the Profit Sharing Plan based on our annual performance. Participants vest once they have completed four years and 1,000 hours of service. For the years ended December 31, 2020, 2019 and 2018, there were no profit sharing contributions.

Equity Compensation Plans

All of our outstanding stock options, restricted stock and PSUs are covered under our 2013 Incentive Plan or 2009 Incentive Plan. Awards under our 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under our 2013 Incentive Plan. We issued common stock under these plans from our treasury shares. The number of shares of common stock available for issuance under our 2013 Incentive Plan is 15,700,000 and such amount shall be reduced on a 1-for-1 basis for every share issued that is subject to an option or stock appreciation right and on a 2.5-for-1 basis for every share issued that is subject to an award other than an option or stock appreciation right.  Shares that were subject to an award under our 2013 Incentive Plan that become forfeited, expired or otherwise terminated shall again be available for issuance under our 2013 Incentive Plan on a 1-for-1 basis if the shares were subject to options or stock appreciation rights, and on an 2.5-for-1 basis if the shares were subject to awards other than options or stock appreciation rights. We have granted equity awards to key employees and directors. The ultimate realization of the PSUs may range from 0% to 200% of the recipient’s target levels established on the grant date. As of December 31, 2020, there were 3,104,938 shares of common stock reserved and available for future issuance.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the stock options, restricted stock and PSUs awarded under our 2013 Incentive Plan as of December 31, 2020, 2019 and 2018 and changes during the years is presented below.

	Stock Option			Restricted Stock		PSU
					Weighted			Weighted
		Weighted			Average			Average
		Average	Aggregate		Grant Date			Grant Date
	Number	Exercise	Intrinsic	Number	Fair Value	Number		Fair Value
	of Options	Price	Value	of Shares	Per Share	of Shares		Per Share
			(in millions)
Outstanding at January 1, 2018	8,907,109	$53.31	$380.2	604,464	$78.28	—		$—
Granted	958,332	$104.23		207,041	$104.34	46,705		$140.70
Exercised or lapsed	(2,752,735)	$33.00	$213.0	(225,205)	$76.88	—		$—
Canceled, expired or forfeited	(292,660)	$79.16		(52,965)	$82.64	(4,655)		$140.70
Outstanding at December 31, 2018	6,820,046	$67.27	$284.9	533,335	$88.55	42,050		$140.70
Granted	920,398	$135.64		167,231	$135.82	51,792		$173.59
Dividend reinvestment	—	$—		—	$—	550		Not applicable
Exercised or lapsed	(1,131,970)	$51.20	$101.0	(242,815)	$84.60	—		$—
Canceled, expired or forfeited	(175,660)	$92.27		(29,022)	$109.72	(432)		$134.24
Outstanding at December 31, 2019	6,432,814	$79.51	$449.2	428,729	$107.96	93,960		$158.50
Granted	936,843	$159.28		163,441	$159.96	50,736		$192.93
Dividend reinvestment	—	$—		—	$—	913		Not applicable
Exercised or lapsed	(1,623,740)	$56.83	$189.8	(178,317)	$102.00	—
Canceled, expired or forfeited	(134,140)	$125.95		(23,799)	$124.40	—
Outstanding at December 31, 2020	5,611,777	$98.28	$613.4	390,054	$131.63	145,609		$170.75
Exercisable at December 31, 2020	3,494,164	$76.84	$456.9
Exercisable at December 31, 2019	4,175,855	$65.05	$352.0
Nonvested at December 31, 2020	2,117,613			390,054		102,999
Expected to vest at December 31, 2020	1,900,586			354,959		268,294	(1)

_______________

(1)	Includes estimated performance achievement

The fair value of our stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table during the years ended December 31:

	2020	2019	2018
Expected volatility	18.48%	18.76%	18.51%
Risk-free interest rate	1.51%	2.25%	2.53%
Expected term in years	4.3	4.4	4.4
Dividend yield	0.71%	0.80%	—%
Weighted average grant date fair value per stock option	$25.87	$24.13	$21.48

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our nonvested options and changes are presented below:

	Number of Options	Weighted Average Grant-Date Fair Value Per Share
Nonvested balance at January 1, 2018	2,911,770	$14.86
Granted	958,332	$21.48
Vested	(1,117,513)	$14.79
Cancelled or expired	(292,660)	$15.33
Nonvested balance at December 31, 2018	2,459,929	$17.41
Granted	920,398	$24.13
Vested	(947,708)	$17.29
Cancelled or expired	(175,660)	$17.77
Nonvested balance at December 31, 2019	2,256,959	$20.17
Granted	936,843	$25.87
Vested	(942,049)	$18.30
Cancelled or expired	(134,140)	$22.40
Nonvested balance at December 31, 2020	2,117,613	$23.39

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date. Excess tax benefits of $42.9 million, $23.2 million and $48.9 million from exercised stock options were recorded as income tax benefit in our accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively. Stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was $47.6 million, $42.7 million and $38.5 million, respectively. Cash received from stock option exercises for the years ended December 31, 2020, 2019 and 2018 was $88.0 million, $52.4 million and $87.3 million, respectively. As of December 31, 2020, the weighted average remaining contractual terms were 6.0 years and 4.7 years for outstanding and exercisable stock options, respectively. As of December 31, 2019, the weighted average remaining contractual terms were 5.8 years and 4.6 years for outstanding and exercisable stock options, respectively.

For the year ended December 31, 2020 and 2019, certain employees had restricted stock vesting and covered the aggregate statutory minimum tax withholding of $4.1 million and $5.5 million through a net settlement of 27,890 shares and 40,578 shares, respectively.

As of December 31, 2020, there was $82.4 million of total unrecognized compensation cost, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under our 2013 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total grant date fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $20.1 million, $17.4 million and $16.8 million, respectively. The total grant date fair value of restricted stock vested during the years ended December 31, 2020, 2019 and 2018 was $22.3 million, $20.2 million and $18.6 million, respectively. The total grant date fair value of PSUs vested during the years ended December 31, 2020, 2019 and 2018 was $8.2 million, $4.2 million and $1.5 million, respectively.

Our UK Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the adjusted closing price of our common stock on the grant date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the years ended December 31, 2020, 2019 and 2018, we granted 8,174, 18,713 and 19,247 stock options under the UK Sharesave Plan at a discounted exercise price of $159.98, $136.35 and $101.27, respectively. As of December 31, 2020, there were 454,178 shares of common stock reserved and available for future issuance under our UK Sharesave Plan.

We also offer eligible employees the opportunity to participate in an ESPP. Under our ESPP, participating employees may authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25.0 thousand in any calendar year, to purchase shares of our common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, our ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the years ended December 31, 2020, 2019 and 2018, we issued 32,502, 30,705 and 30,550 shares of common stock at a weighted average discounted price of $164.44, $141.17 and $104.71, respectively. As of December 31, 2020, there were 1,260,266 shares of common stock reserved and available for future issuance under our ESPP.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Pension and Postretirement Benefits:

We have a frozen qualified defined benefit pension plan for certain of our employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. Prior to the freeze, we applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which was credited annually based on salary rates determined by years of service, as well as the interest earned on the previous year-end cash balance. We also have a non-qualified frozen supplemental cash balance plan (“SERP”) for certain employees. Our SERP is funded from our general assets.

Our Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. The minimum contribution requirement was and is expected to be $0 in 2020 and 2021, respectively. We contributed $0.7 million to our SERP in 2020 and 2019, and expect to contribute $1.0 million in 2021.

We also provide certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage. We do not expect to contribute to our Postretirement Plan in 2021.

The following table sets forth the changes in the benefit obligations and the plan assets, the funded status of the Pension Plan, SERP and Postretirement Plan, and the amounts recognized in our consolidated balance sheets at December 31:

	Pension Plan and SERP		Postretirement Plan
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at January 1	$443.6	$407.8	$8.2	$9.7
Interest cost	12.6	15.6	0.2	0.3
Actuarial loss (gain)	32.1	48.2	(0.2)	(0.4)
Plan participants’ contributions	—	—	1.6	2.1
Benefits paid	(28.4)	(28.0)	(2.3)	(3.6)
Federal subsidy on benefits paid	—	—	—	0.1
Benefit obligation at December 31	$459.9	$443.6	$7.5	$8.2
Accumulated benefit obligation at December 31	$459.9	$443.6
Change in plan assets:
Fair value of plan assets at January 1	$488.9	$421.3	$10.3	$9.7
Actual return on plan assets, net of expenses	59.6	94.9	0.3	0.6
Employer contributions, net	0.7	0.7	0.6	1.4
Plan participants’ contributions	—	—	1.6	2.1
Benefits paid	(28.4)	(28.0)	(2.3)	(3.6)
Federal subsidies received	—	—	—	0.1
Fair value of plan assets at December 31	$520.8	$488.9	$10.5	$10.3
Funded status at December 31	$(60.9)	$(45.3)	$(3.0)	$(2.1)
Amounts recognized in the consolidated balance sheets consist of:
Pension assets, noncurrent (1)	$(74.3)	$(58.2)	$(3.0)	$(2.1)
Pension, SERP and postretirement benefits, current (2)	1.0	0.8	—	—
Pension, SERP and postretirement benefits, noncurrent (3)	12.4	12.1	—	—
Total Pension, SERP and Postretirement benefits	$(60.9)	$(45.3)	$(3.0)	$(2.1)

_______________

(1)  Included in "Other assets" in our accompanying consolidated balance sheets

(2)  Included in "Accounts payable and accrued liabilities" in our accompanying consolidated balance sheets

(3)  Included in "Other liabilities" in our accompanying consolidated balance sheets

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax components included within accumulated other comprehensive losses as of December 31 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	2020	2019	2020	2019
Prior service benefit cost (credit)	$3.0	$3.2	$(0.1)	$(0.3)
Actuarial losses	133.2	137.1	3.1	3.8
Accumulated other comprehensive losses, pretax	$136.2	$140.3	$3.0	$3.5

The pre-tax components of net periodic benefit (credit) cost and the amounts recognized in other comprehensive loss are summarized below for the years ended December 31:

	Pension Plan and SERP			Postretirement Plan
	2020	2019	2018	2020	2019	2018
Interest cost	$12.6	$15.6	$15.2	$0.2	$0.3	$0.3
Expected return on plan assets	(29.9)	(30.3)	(32.9)	(0.2)	(0.2)	(0.2)
Amortization of prior service cost (credit) reclassified from accumulated other comprehensive losses	0.2	0.2	0.2	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss reclassified from accumulated other comprehensive losses	6.3	4.5	3.2	0.3	0.3	0.4
Net periodic benefit (credit) cost	(10.8)	(10.0)	(14.3)	0.2	0.3	0.4
Amortization of prior service (cost) credit reclassified from accumulated other comprehensive losses	(0.2)	(0.2)	(0.2)	0.1	0.1	0.1
Amortization of actuarial loss reclassified from accumulated other comprehensive losses	(0.2)	(0.1)	(0.1)	—	—	—
Net loss recognized reclassified from accumulated other comprehensive losses	(6.1)	(4.4)	(3.1)	(0.3)	(0.3)	(0.4)
Actuarial (gain) loss	2.4	(16.4)	37.0	(0.3)	(0.8)	(0.3)
Total recognized in other comprehensive (income) loss	(4.1)	(21.1)	33.6	(0.5)	(1.0)	(0.6)
Total recognized in net periodic benefit (credit) cost and other comprehensive (income) loss	$(14.9)	$(31.1)	$19.3	$(0.3)	$(0.7)	$(0.2)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2020 and 2019 and net periodic benefit (credit) cost for the years 2020, 2019 and 2018 are provided below:

	Pension Plan and SERP			Postretirement Plan
Weighted-average assumptions used to determine benefit obligations:	2020	2019		2020	2019
Discount rate	2.49%	3.24%		1.50%	2.50%
Expected return on plan assets	6.50%	6.75%		2.00%	2.00%
Cash balance interest credit rate	2.57%	2.57%		Not applicable

Weighted-average assumptions used to determine net periodic benefit (credit) loss:	2020	2019	2018	2020	2019	2018
Discount rate	2.83%	3.82%	3.50%	2.50%	3.75%	3.00%
Expected return on plan assets	6.75%	7.00%	7.00%	2.00%	2.00%	2.00%
Cash balance interest credit rate	2.57%	2.57%	2.57%	Not applicable

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the Postretirement Plan are net of the federal Medicare subsidy.

	Pension Plan	Postretirement
	and SERP	Plan
	Gross	Gross	Medicare	Net
	Benefit	Benefit	Subsidy	Benefit
	Amount	Amount	Payments	Amount
2021	$30.5	$1.2	$(0.2)	$1.0
2022	$30.1	$1.1	$(0.2)	$0.9
2023	$30.3	$1.0	$(0.2)	$0.8
2024	$29.9	$0.8	$—	$0.8
2025	$28.9	$0.7	$—	$0.7
2026-2030	$135.5	$2.4	$(0.1)	$2.3

The healthcare cost trend rate for 2021 was 8.00% gradually decreasing to 4.50% in 2035. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. However, a 1.00% change in assumed healthcare cost trend rates would have an immaterial effect to our postretirement benefit obligation.

The subsidy benefit from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced our accumulated postretirement benefit assets by approximately $0.8 million as of December 31, 2020 and 2019. The subsidy cost increased the net periodic benefit cost by approximately $58.2 thousand, $48.5 thousand and $51.0 thousand in fiscal 2020, 2019 and 2018, respectively.

The expected return on our Pension Plan assets as of December 31, 2020 and 2019 was 6.50% and 6.75%, respectively, which was determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast after adjusting for the target investment allocation and reflecting the current economic environment. During the first quarter of 2020, we changed the investment guidelines on our Pension Plan assets to target investment allocation of 55% to equity securities and 45% to debt securities from our previous target allocation of 60% to equity securities and 40% to debt securities as of December 31, 2019. Our Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms. As of December 31, 2020 and 2019, the domestic equity portion of the total portfolio ranged between 40% and 60%. The international equity portion of the total portfolio ranged between 10% and 20%. The fixed income portion of the total portfolio ranged between 20% and 40%.

The asset allocation at December 31, 2020 and 2019, and target allocation by asset category are as follows:

	Target	Percentage of Plan Assets
Asset Category	Allocation	2020	2019
Equity securities	55.0%	52.5%	53.7%
Debt securities	45.0%	40.0%	37.9%
Other	—%	7.5%	8.4%
Total	100.0%	100.0%	100.0%

We have used the target investment allocation to derive the expected return as we believe this allocation will be retained on an ongoing basis that will be commensurate with the projected cash flows of the plan. The expected return for each investment category within the target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of our Pension Plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit costs. We believe that the use of the average historical rates of returns is consistent with the timing and amounts of expected contributions to the plans and benefit payments to plan participants. These considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also maintain a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The asset allocation for our VEBA Plan at December 31, 2020 and 2019 was 100% in debt securities.

There were no transfers among Levels 1, 2 or 3 for the years ended December 31, 2020 and 2019. Refer to Note 7. Fair Value Measurements for further discussion with respect to fair value hierarchy. The following table summarizes the fair value measurements by level of our Pension Plan and Postretirement Plan assets:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Equity
Managed equity accounts (1)	$206.3	$206.3	$—	$—
Equity — pooled separate account (2)	67.2	—	67.2	—
Debt
Fixed income manager — pooled separate account (2)	208.3	—	208.3	—
Fixed income manager — government securities (4)	10.5	10.5	—	—
Others
Cash — pooled separate account (2)	2.1	—	2.1	—
Global real estate account (5)	36.9	—	36.9	—
Total	$531.3	$216.8	$314.5	$—
December 31, 2019
Equity
Managed equity accounts (1)	$196.1	$196.1	$—	$—
Equity — pooled separate account (2)	66.1	—	66.1	—
Equity — partnerships (3)	0.1	—	—	0.1
Debt
Fixed income manager — pooled separate account (2)	185.4	—	185.4	—
Fixed income manager — government securities (4)	10.3	10.3	—	—
Others
Cash — pooled separate account (2)	3.4	—	3.4	—
Global real estate account (5)	37.8	—	37.8	—
Total	$499.2	$206.4	$292.7	$0.1

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    Segment Reporting

ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise reports financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our President and CEO is identified as the CODM as defined by ASC 280-10.

Each of our reportable segments, Insurance, Energy and Specialized Markets, and Financial Services has a portion of its revenue from more than one of the three revenue types described within the revenue recognition policy within Note 2. Basis of Presentation and Summary of Significant Accounting Policies. Below is the overview of the solutions offered within each reportable segment.

Insurance: We are the leading provider of statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants and fire suppression capabilities of municipalities. We use this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies, which are accessed via a hosted platform. We also develop solutions that our customers use to analyze key processes in managing risk. Our combination of algorithms and analytic methods incorporates our proprietary data to generate solutions. In most cases, our customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes to earthquakes. We develop catastrophe and extreme event models and offer solutions covering natural and man-made risks, including acts of terrorism. We further develop solutions that allow customers to quantify costs after loss events occur. Our multitier, multispectral terrestrial imagery and data acquisition, processing, analytics, and distribution system using the remote sensing and machine learning technologies help gather, store, process, and deliver geographic and spatially referenced information that supports uses in many markets. Additionally, we offer fraud-detection solutions including review of data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sector. Our underwriting & rating, insurance anti-fraud claims, catastrophe modeling, and loss quantification are included in this segment. During the first quarter of 2020, our CODM transferred Maplecroft, an immaterial component of the Energy and Specialized Markets segment, to the Insurance segment. Consequently, effective as of the first quarter 2020, Maplecroft became part of the underwriting and rating category within the Insurance segment. We previously reported results from Maplecroft under the Energy and Specialized Markets segment. Our prior year results have been recast to reflect this change. The related impact to our consolidated financial statements was not material for all periods presented.

Energy and Specialized Markets: We are a leading provider of data analytics via hosted platform for the global energy, chemicals, and metals and mining industries. Our research and consulting solutions focus on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support. We gather and manage proprietary information, insight, and analysis on oil and gas fields, mines, refineries and other assets across the interconnected global energy sectors to advise customers in making asset investment and portfolio allocation decisions. We also help businesses and governments better anticipate and manage climate and weather-related risks. Our analytical tools measure and observe environmental properties and translate those measurements into actionable information based on customer needs. In addition, we provide market and cost intelligence to energy companies to optimize financial results. We further offer a suite of data and information services that enable improved compliance with global Environmental Health and Safety requirements related to the safe manufacturing, distribution, transportation, usage, and disposal of chemicals and products. Our energy business, environmental health and safety services and, weather risk solutions are included in this segment

Financial Services: We maintain a bank account consortia to provide competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services that help financial institutions, payment networks and processors, alternative lenders, regulators and merchants make better strategy, marketing, and risk decisions. Customers apply our solutions in the areas of tailored data management and media effectiveness that include business intelligence platforms, profile views, mobile data solutions, enterprise database services, and fraud risk scoring algorithms for marketing, fraud, and risk mitigation. In addition, our bankruptcy management solutions assist creditors, debt servicing businesses and credit services to enhance regulatory compliance by eliminating stay violation and portfolio valuation risk.

The three aforementioned operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by our CODM in order to assess performance and allocate resources. We use EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. In addition, our CODM does not evaluate the financial performance of each segment based on assets. See Note 6. Revenues for information on disaggregated revenues by type of service and by country.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides our revenue and EBITDA by reportable segment for the years ended December 31, as well as a reconciliation of EBITDA to income before income taxes for all periods presented in our accompanying consolidated statements of operations:

	2020				2019				2018
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$1,986.3	$641.6	$156.7	$2,784.6	$1,865.2	$563.9	$178.0	$2,607.1	$1,714.9	$504.3	$175.9	$2,395.1
Expenses:
Cost of revenues (exclusive of items shown separately below)	(628.4)	(272.7)	(92.8)	(993.9)	(639.9)	(239.7)	(97.2)	(976.8)	(575.6)	(210.7)	(99.9)	(886.2)
Selling, general and administrative	(243.3)	(150.9)	(19.7)	(413.9)	(402.7)	(181.1)	(19.7)	(603.5)	(223.2)	(136.7)	(18.8)	(378.7)
Other operating income (loss)	15.9	—	3.5	19.4	—	—	(6.2)	(6.2)	—	—	—	—
Investment (loss) income and others, net	(1.2)	(1.2)	—	(2.4)	0.7	(1.9)	(0.5)	(1.7)	13.0	0.6	1.7	15.3
EBITDA	$1,129.3	$216.8	$47.7	1,393.8	$823.3	$141.2	$54.4	1,018.9	$929.1	$157.5	$58.9	1,145.5
Depreciation and amortization of fixed assets				(192.2)				(185.7)				(165.3)
Amortization of intangible assets				(165.9)				(138.0)				(130.8)
Interest expense				(138.2)				(126.8)				(129.7)
Income before income taxes				$897.5				$568.4				$719.7

Long-lived assets by country are provided below as of December 31:

	2020	2019
Long-lived assets:
U.S.	$3,525.0	$3,162.5
U.K.	2,775.8	2,685.3
Other countries	466.8	462.5
Total long-lived assets	$6,767.6	$6,310.3

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    Related Parties:

We consider our stockholders that own more than 5% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. We had no material transactions with related parties owning more than 5% of the entire class of stock as of December 31, 2020 and 2019.

In addition, we had no revenues from related parties for the years ended December 31, 2020, 2019 and 2018.

21.    Commitments and Contingencies:

We are a party to legal proceedings with respect to a variety of matters in the ordinary course of business, including the matters described below. With respect to ongoing matters, we are unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to ongoing matters or the impact these matters may have on our results of operations, financial position or cash flows. Although we believe we have strong defenses and intend to appeal any adverse rulings to us, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, financial position or cash flows.

Xactware Solutions, Inc. Patent Litigation

On October 8, 2015, we were served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey (the "Court"). The complaint alleged that our Roof InSight (now known as Geomni Roof), Property InSight product (now known as Geomni Property) and Aerial Sketch product in combination with our Xactimate product infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 8,078,436 (the "436 patent"), 8,170,840 (the "840 patent"), 8,209,152 (the "152 patent"), 8,542,880 (the "880 patent"), 8,818,770 (the "770 patent"), 8,823,732 (the "732 patent"), and 8,825,454 (the "454 patent"). On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 9,129,376 (the "376 patent") and 9,135,737 (the "737 patent") to the lawsuit. The First Amended Complaint sought an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, including by way of inducement, the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 19, 2017, the District Court entered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to the 880 and 732 patents, and certain asserted claims of the 436, 840, 152, 770, 454, 376 and 737 patents (collectively the “Patents in Suit”). Subsequently, Eagle View dropped the 152 patent and the 737 patent and reduced the number of asserted claims from the five remaining Patents in Suit to six asserted claims. On September 25, 2019, following a trial, the jury determined that we had willfully infringed the six asserted claims, and assessed damages in the amount of $125.0 million. After trial, Eagle View moved for a temporary restraining order (“TRO”) and a permanent injunction preventing our sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. The Court granted the motion for a TRO on September 26, 2019 and on October 18, 2019, issued an Order permanently enjoining our sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. In addition, Eagle View has asked the Court to award enhanced damages by trebling the jury's damages award, together with attorneys' fees, costs, and pre- and post-judgment interest. We opposed all of Eagle View's requests and asked the Court for judgment as a matter of law and for a new trial. Eagle View opposed our requests. On September 9, 2020, the Court denied our motion seeking judgment as a matter of law and a new trial. We timely filed our Amended Notice of Appeal on October 8, 2020. Eagle View filed a motion to dismiss or deactivate the appeal for lack of appellate jurisdiction on November 4, 2020 which was denied by the Federal Circuit on December 15, 2020. We filed our appellate brief on December 24, 2020. On February 16, 2021, the Court granted Eagle View's motion for enhanced damages and attorneys' fees. The Court trebled the jury's award of $125.0 million, awarding enhanced damages for a total of $375.0 million, and also awarded Eagle View pre-judgment and post-judgment interest. The Court's award of Eagle View's attorneys' fees was limited to the period just before the commencement of trial through the trial, and did not include the earlier approximately four-year period in the case. Following the outcome of the trial, we established a $125.0 million reserve in connection with this litigation, which was included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2019. Since the appeal to the Federal Circuit remains pending, it is not reasonably possible to determine the ultimate resolution of this matter at this time. While the ultimate resolution of this matter remains uncertain at this time, should our appeal be unsuccessful, we could incur additional expenses up to the amount by which the enhanced damages award, plus pre-judgment and post-judgment interest and attorneys' fees, exceeds the existing $125.0 million reserve.

          ERISA Litigation

On September 24, 2020, former employees Jillyn Peterson, Gabe Hare, Robert Heynen and Adam Krajewski (“Plaintiffs”), filed suit in the United States District Court, District of New Jersey (No. 2:20-cv-13223-CCC-MF) against Defendants Insurance Services Office Inc. (“ISO”), the Plan Administration Committee of Insurance Services Office Inc. and its members ("Committee Defendants"), and the Trust Investment Committee of Insurance Services Office Inc. and its members. The class action complaint alleges violations of the Employee Retirement Income Security Act, ERISA. The class is defined as all persons who were participants in or beneficiaries of the ISO 401(k) Savings and Employee Stock Ownership Plan (“Plan”), at any time between September 24, 2014 through the date of judgment. The complaint alleges that all defendants are fiduciaries with respect to the Plan.  Plaintiffs challenge the amount of fees paid by Plan participants to maintain the investment funds in the plan portfolio and the amount of recordkeeper fees paid by participants. Plaintiffs allege that by permitting the payment of excessive fees, the Committee Defendants breached their ERISA duties of prudence and loyalty.  Plaintiffs further allege that ISO breached its ERISA duty by failing to monitor the Committee Defendants who they allege committed known breaches of their fiduciary duties. The complaint does not specify damages but alleges the fiduciary breaches cost Plan participants millions of dollars. Defendants filed their motion to dismiss the complaint on January 12, 2021. At this time, it is not possible to reasonably estimate the liability related to this matter.

ISO Claims Partners Litigation

On October 23, 2020, Cara Jane Penegar, as Executrix of the Estate of Johnny Ray Penegar, Jr., filed a putative class action lawsuit in the United States District Court for the Western District of North Carolina, 3:20-cv-585-RJC-DCK, against Liberty Mutual Insurance Company and Liberty Mutual Fire Insurance Company (collectively “Liberty Mutual”), as well as Verisk Analytics, Inc. and ISO Claims Partners, Inc. (collectively “we”).  The complaint alleges that Liberty Mutual violated the Medicare Secondary Payer Act (“MSPA”) by failing to reimburse Medicare for medical services that should have been covered by its policies, with the result that Medicare bore the cost instead. The suit alleges that we are jointly and severally liable because of our involvement in Medicare reporting and/or other plan management.  The complaint pleads a North Carolina class and a nationwide class, each composed of: all Medicare enrollees (within the respective geographic areas) for whom Medicare paid for an item or service where Liberty Mutual was the carrier and/or we were involved in claims administration; where defendants were demonstrated to be responsible for payment of the medical services via a workers’ compensation judgment, settlement, award, or contractual obligation; where defendants provided notice to the government of the fact of the settlement, judgment or award establishing their responsibility on or after October 23, 2017; but where defendants failed to make timely payment. The complaint does not identify the amount of damages sought but seeks double damages under the MSPA on behalf of all class members for all amounts at issue, as well as interest and attorneys’ fees. Defendants’ motions to dismiss the complaint were fully briefed on January 28, 2021. At this time, it is not possible to reasonably estimate the liability related to this matter.

Jornaya Litigation

On February 2, 2021 we were served with a punitive class action lawsuit brought by Peter Dyloco in the United States District Court for the Northern District of California against Mazda Motor of America, Inc. and Lead Intelligence, Inc. d/b/a/ Jornaya (collectively “we”, "us") and Mouseflow, Inc. No. 3:20-cv-09099-JCS. In this action plaintiff alleges a class of all California residents who visited mazdausa.com and whose electronic communications were intercepted or recorded by Jornaya and/or Mouseflow without their consent. The class complaint alleges that we, Mazda and Mouseflow violated California Invasion of Privacy Act (“CIPA”), Cal. Penal Code sections 631 and 635 by “wiretapping” and “intercepting” the communications of California residents with Mazda during their visit to Mazda’s website. For each of these counts the complaint claims damages pursuant to Cal. Penal Code section 637 for the greater of 5,000 dollars or three times the actual damages per violation of the statute and injunctive relief. At this time, it is not possible to reasonably estimate the liability related to this matter.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.   Subsequent Events:

In December 2020, we entered into an additional ASR agreement with HSBC Bank USA, N.A. to repurchase shares of our common stock for an aggregate purchase price of $50.0 million. Upon payment of the aggregate purchase price on January 4, 2021, we received an initial delivery of 192,687 shares of our common stock at a price of $207.59 per share, representing approximately $40.0 million of the aggregate purchase price. Upon the final settlement of the ASR agreement in March 2021, we may be entitled to receive additional shares of our common stock or, under certain limited circumstances, be required to deliver shares to the counter-party. See Note 16. Stockholders' Equity for further discussion.

On January 15, 2021, we granted 706,851 stock options, 134,840 shares of restricted stock, and 59,144 performance share units to key employees. The stock options and restricted stock have a graded service vesting period of four years, and the performance share units have a three-year performance period, subject to the recipients' continued service. See Note 17. Compensation Plans for further discussion.

On February 16, 2021, our Board approved an additional share repurchase authorization of $300.0 million.

On February 17, 2021, our Board approved a cash dividend of $0.29 per share of common stock issued and outstanding, payable on March 31, 2021, to holders of record as of March 15, 2021.

**************

Schedule II

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2020, 2019 and 2018

(In millions)

	Balance at	Charged to
	Beginning	Costs and	Deductions—	Balance at
Description	of Year	Expenses (1)	Write-offs (2)	End of Year
Year ended December 31, 2020
Allowance for doubtful accounts	$11.7	$13.1	$(7.1)	$17.7
Valuation allowance for income taxes	$46.5	$10.7	$(9.2)	$48.0
Year ended December 31, 2019
Allowance for doubtful accounts	$5.7	$7.2	$(1.2)	$11.7
Valuation allowance for income taxes	$34.5	$16.7	$(4.7)	$46.5
Year ended December 31, 2018
Allowance for doubtful accounts	$4.6	$5.6	$(4.5)	$5.7
Valuation allowance for income taxes	$17.6	$21.2	$(4.3)	$34.5

(1)	Primarily additional reserves for bad debts

(2)	Primarily accounts receivable balances written off, net of recoveries, the expiration of loss carryforwards and businesses held for sale

EXHIBIT INDEX

Exhibit Number	Description
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

4.8	Second Supplemental Indenture, dated May 13, 2020, between Verisk Analytics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated May 13, 2020.

4.9

Description of Verisk Analytics, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act, incorporated herein by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K, dated February 18, 2020.

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
10.19

Agreement of Purchase and Sale dated April 25, 2016 among Verisk Analytics, Inc., Argus Information and Advisory Services, LLC, Verisk Health, Inc., MediConnect Global, Inc., VCVH Holding Corp., VCVH Holdings LLC, VCVH Intermediate Holding Corp. and VCVH Holding II Corp., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2016.

10.20	Restated Transition and Separation Agreement and General Release dated February 5, 2021 between Verisk Analytics, Inc. and Kenneth E. Thompson.*

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K dated February 20, 2018.

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32.1

Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	Inline XBRL Taxonomy Definition Linkbase.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2021.

VERISK ANALYTICS, INC. (Registrant)

/S/ Scott G. Stephenson
Scott G. Stephenson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2021.

Signature	Capacity

/S/ SCOTT G. STEPHENSON	President and Chief Executive Officer (principal executive officer and director)
Scott G. Stephenson

/S/ LEE M. SHAVEL	Executive Vice President and Chief Financial Officer
Lee M. Shavel	(principal financial officer)

/S/ DAVID J. GROVER	Vice President and Controller
David J. Grover	(principal accounting officer)

/S/ CHRISTOPHER M. FOSKETT	Lead Independent Director
Christopher M. Foskett

/S/ ANNELL BAY	Director
Annell R. Bay

/S/ VINCENT BROOKS	Director
Vincent K. Brooks

/S/ BRUCE E. HANSEN	Director
Bruce E. Hansen

/S/ KATHLEEN HOGENSON	Director
Kathleen A. Hogenson

/S/ CONSTANTINE P. IORDANOU	Director
Constantine P. Iordanou

/S/ LAURA K. IPSEN	Director
Laura K. Ipsen

/S/ SAMUEL G. LISS	Director
Samuel G. Liss

/S/ ANDREW G. MILLS	Director
Andrew G. Mills

/S/ THERESE M. VAUGHAN	Director
Therese M. Vaughan

/S/ DAVID B. WRIGHT	Director
David B. Wright