Form 10-Q
period 2021-03-31
Verisk Analytics, Inc.
filed 2021-05-04
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 162,091,206 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of March 31, 2021 and December 31, 2020

	2021	2020
	(in millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$390.9	$218.8
Accounts receivable, net of allowance for doubtful accounts of $19.3 and $17.7, respectively	519.5	432.4
Prepaid expenses	82.9	81.2
Income taxes receivable	—	25.4
Other current assets	48.3	36.4
Total current assets	1,041.6	794.2
Noncurrent assets:
Fixed assets, net	646.6	632.3
Operating lease right-of-use assets, net	264.0	267.6
Intangible assets, net	1,355.7	1,384.8
Goodwill	4,135.6	4,108.1
Deferred income tax assets	9.0	9.1
Other noncurrent assets	358.0	365.7
Total assets	$7,810.5	$7,561.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$380.2	$407.3
Short-term debt and current portion of long-term debt	464.8	514.3
Deferred revenues	723.9	466.7
Operating lease liabilities	37.5	38.7
Income taxes payable	16.5	3.8
Total current liabilities	1,622.9	1,430.8
Noncurrent liabilities:
Long-term debt	2,699.6	2,699.6
Deferred income tax liabilities	399.6	396.9
Operating lease liabilities	269.6	271.6
Other noncurrent liabilities	47.3	64.7
Total liabilities	5,039.0	4,863.6
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 162,466,592 and 162,817,526 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,515.3	2,490.9
Treasury stock, at cost, 381,536,446 and 381,185,512 shares, respectively	(4,277.0)	(4,179.3)
Retained earnings	4,884.1	4,762.2
Accumulated other comprehensive losses	(366.2)	(375.7)
Total Verisk stockholders' equity	2,756.3	2,698.2
Noncontrolling interest	15.2	—
Total stockholders’ equity	2,771.5	2,698.2
Total liabilities and stockholders’ equity	$7,810.5	$7,561.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in millions, except for share and per share data)
Revenues	$726.1	$689.8
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	262.4	257.7
Selling, general and administrative	119.8	112.1
Depreciation and amortization of fixed assets	48.5	46.1
Amortization of intangible assets	45.0	41.0
Other operating income	—	(19.4)
Total operating expenses	475.7	437.5
Operating income	250.4	252.3
Other income (expense):
Investment income (loss) and others, net	1.7	(2.1)
Interest expense	(35.4)	(33.5)
Total other expense, net	(33.7)	(35.6)
Income before income taxes	216.7	216.7
Provision for income taxes	(48.7)	(45.0)
Net income	168.0	171.7
Less: Net loss attributable to noncontrolling interest	(0.6)	—
Net income attributable to Verisk	$168.6	$171.7
Basic net income per share attributable to Verisk	$1.04	$1.05
Diluted net income per share attributable to Verisk	$1.03	$1.04
Weighted-average shares outstanding:
Basic	162,641,819	162,894,306
Diluted	164,436,717	165,724,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net income	$168.0	$171.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8.7	(172.6)
Pension and postretirement liability adjustment	0.8	0.8
Other comprehensive income (loss)	9.5	(171.8)
Comprehensive income (loss)	177.5	(0.1)
Less: Comprehensive loss attributable to noncontrolling interest	(0.8)	—
Comprehensive income (loss) attributable to Verisk	$178.3	$(0.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended March 31, 2021 and 2020

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Noncontrolling Interest	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, January 1, 2021	544,003,038	$0.1	$2,490.9	$(4,179.3)	$4,762.2	$(375.7)	$—	$2,698.2
Net income	—	—	—	—	168.0	—	—	168.0
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	0.6	—	(0.8)	(0.2)
Investment in noncontrolling interest	—	—	—	—	—	—	16.0	16.0
Other comprehensive income	—	—	—	—	—	9.5	—	9.5
Common stock dividend (1)	—	—	—	—	(46.7)	—	—	(46.7)
Treasury stock acquired (560,526 shares)	—	—	—	(100.0)	—	—	—	(100.0)
Stock options exercised (115,284 shares transferred from treasury stock)	—	—	6.1	1.3	—	—	—	7.4
Performance share units lapsed (50,898 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—
Restricted stock lapsed (31,311 shares transferred from treasury stock)	—	—	(0.3)	0.3	—	—	—	—
Stock-based compensation expense	—	—	25.4	—	—	—	—	25.4
Net share settlement from restricted stock awards (37,683 shares withheld for tax settlement)	—	—	(7.8)	—	—	—	—	(7.8)
Other stock issuances (12,099 shares transferred from treasury stock)	—	—	1.6	0.1	—	—	—	1.7
Balance, March 31, 2021	544,003,038	$0.1	$2,515.3	$(4,277.0)	$4,884.1	$(366.2)	$15.2	$2,771.5

Balance, January 1, 2020	544,003,038	$0.1	$2,369.1	$(3,849.9)	$4,228.4	$(486.9)	$—	$2,260.8
Adjustment to opening retained earnings related to Topic 326	—	—	—	—	(2.4)	—	—	(2.4)
Net income	—	—	—	—	171.7	—	—	171.7
Common stock dividend (1)	—	—	—	—	(44.3)	—	—	(44.3)
Other comprehensive loss	—	—	—	—	—	(171.8)	—	(171.8)
Treasury stock acquired (1,124,368 shares)	—	—	—	(173.8)	—	—	—	(173.8)
Stock options exercised (449,007 shares transferred from treasury stock)	—	—	14.8	4.7	—	—	—	19.5
Stock-based compensation expense	—	—	19.6	—	—	—	—	19.6
Other stock issuances (11,929 shares transferred from treasury stock)	—	—	1.1	0.1	—	—	—	1.2
Balance, March 31, 2020	544,003,038	$0.1	$2,404.6	$(4,018.9)	$4,353.4	$(658.7)	$—	$2,080.5

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For The Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$168.0	$171.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	48.5	46.1
Amortization of intangible assets	45.0	41.0
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.4	0.3
Provision for doubtful accounts	3.2	1.5
Gain on sale of assets	—	(19.4)
Stock-based compensation expense	25.4	19.6
Realized loss on available-for-sale securities, net	—	0.5
Deferred income taxes	(0.7)	(0.1)
Loss on disposal of fixed assets, net	—	0.3
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(89.5)	(96.5)
Prepaid expenses and other assets	(4.2)	(18.5)
Operating lease right-of-use assets, net	10.4	9.3
Income taxes	38.4	41.0
Accounts payable and accrued liabilities	(25.9)	(61.8)
Deferred revenues	256.9	237.6
Operating lease liabilities	(10.1)	(10.5)
Other liabilities	(17.1)	0.5
Net cash provided by operating activities	448.7	362.6
Cash flows from investing activities:
Acquisitions and purchase of controlling interest, net of cash acquired of $3.8 and $0.0, respectively	(13.7)	—
Proceeds from sale of assets	—	23.1
Investments in nonpublic companies	—	(63.8)
Capital expenditures	(59.2)	(52.9)
Payment of contingent liability related to acquisition	(1.2)	—
Other investing activities, net	0.4	6.1
Net cash used in investing activities	(73.7)	(87.5)
Cash flows from financing activities:
Repayments of short-term debt, net	(50.0)	(75.0)
Proceeds from issuance of short-term debt with original maturities greater than three months	—	20.0
Repurchases of common stock	(100.0)	(173.8)
Proceeds from stock options exercised	7.6	19.2
Net share settlement of taxes from restricted stock and performance share awards	(7.8)	—
Dividends paid	(47.1)	(43.9)
Other financing activities, net	(1.9)	(1.9)
Net cash used in financing activities	(199.2)	(255.4)
Effect of exchange rate changes	(3.7)	(0.2)
Net increase in cash and cash equivalents	172.1	19.5
Cash and cash equivalents classified within current assets held for sale, beginning of period	—	0.3
Cash and cash equivalents, beginning of period	218.8	184.6
Cash and cash equivalents, end of period	$390.9	$204.4
Supplemental disclosures:
Income taxes paid	$10.8	$4.1
Interest paid	$19.5	$22.6
Noncash investing and financing activities:
Deferred tax liability established on date of acquisition	$2.2	$—
Finance lease additions	$2.0	$1.5
Operating lease additions, net of terminations	$6.7	$1.6
Fixed assets included in accounts payable and accrued liabilities	$0.9	$0.7
Dividends included in accrued liabilities and other liabilities	$0.4	$1.0
Gain on sale of assets included in other current and long-term assets	$—	$3.5
Held for sale assets contributed to a nonpublic company	$—	$65.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in millions, except for share and per share data, unless otherwise stated)

1. Organization:

Verisk Analytics, Inc. and its consolidated subsidiaries (collectively "we") is a data analytics provider serving customers in insurance, energy and specialized markets, and financial services. Using various technologies to collect and analyze billions of records, we draw on numerous data assets and domain expertise to provide first-to-market innovations that are integrated into customer workflows. We offer predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, global risk analytics, natural resources intelligence, economic forecasting, commercial banking and finance, and many other fields. Around the world, we help customers protect people, property, and financial assets.

We were established to serve as the parent holding company of Insurance Services Office, Inc. (“ISO”) upon the completion of the initial public offering (“IPO”), which occurred on October 9, 2009. ISO was formed in 1971 as an advisory and rating organization for the property and casualty ("P&C") insurance industry to provide statistical and actuarial services, to develop insurance programs and to assist insurance companies in meeting state regulatory requirements. Over the past decade, we broadened our data assets, entered new markets, placed a greater emphasis on analytics, and pursued strategic acquisitions. We trade under the ticker symbol “VRSK” on the Nasdaq Global Select Market.

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

2. Basis of Presentation and Summary of Significant Accounting Policies:

Our accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets and liabilities, acquisition-related liabilities, fair value of stock-based compensation for stock options granted, and assets and liabilities for pension and postretirement benefits. Actual results may ultimately differ from those estimates.

Our condensed consolidated financial statements as of  March 31, 2021 and for the three months ended March 31, 2021 and 2020, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations and cash flows. Our operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. Our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2021 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. We believe the disclosures made are adequate to keep the information presented from being misleading.

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

		Fiscal years beginning after December 15, 2020 with early adoption permitted.	We adopted this amendment on January 1, 2021. We evaluated ASU No. 2019-12 and determined that there was no material impact on our Consolidated Financial Statements.
Compensation-Retirement Benefits-Defined Benefit Plans - General (Subtopic 715-20), In August 2018, the FASB issued ASU No. 2018-14, "Changes to the Disclosure requirements for defined benefit plans" ("ASU No. 2018-14")	This amendment removes certain disclosures that are not considered cost beneficial, and helps clarify certain required disclosures along with adding additional disclosures. This impacts employers that sponsor defined benefit pension and/or other postretirement plans. The amendment clarifies guidance in ASC 715-20-50-3 to disclose projected benefit obligation (PBO) and accumulated benefit obligation (ABO).	Fiscal years ending after December 15, 2020 with early adoption permitted.	We adopted ASU No. 2018-14 on December 31, 2020 on a retroactive basis and applied to each comparative period presented in our Consolidated Financial Statements. The adoption of ASU No. 2018-14 did not have a material impact on our Consolidated Financial Statements.

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three months ended March 31, 2021 and 2020. No individual customer or country outside of the U.S. accounted for 10.0% or more of our consolidated revenues for the three months ended March 31, 2021 or 2020.

	Three Months Ended March 31,
	2021	2020

Insurance:
Underwriting & rating	$377.1	$350.0
Claims	158.5	145.3
Total Insurance	535.6	495.3
Energy and Specialized Markets	156.2	154.2
Financial Services	34.3	40.3
Total revenues	$726.1	$689.8

	Three Months Ended March 31,
	2021	2020
Revenues:
United States ("U.S.")	$561.1	$523.6
United Kingdom ("U.K.")	48.4	45.8
Other countries	116.6	120.4
Total revenues	$726.1	$689.8

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of March 31, 2021 and December 31, 2020, we had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (an amount of consideration is due) from the customer. As of March 31, 2021 and December 31, 2020, we had contract liabilities of $725.1 million and $468.2 million, respectively. The $256.9 million increase in contract liabilities from December 31, 2020 to March 31, 2021 was primarily due to billings of $433.3 million that were paid in advance, partially offset by $176.4 million of revenue recognized in the three months ended March 31, 2021. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our condensed consolidated balance sheets, respectively, as of March 31, 2021 and December 31, 2020.

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Revenues expected to be recognized in the future related to performance obligations, included within "Deferred revenues" and "Other noncurrent liabilities", that are unsatisfied were $725.1 million and $468.2 million as of March 31, 2021 and December 31, 2020, respectively. The disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% of the balance at March 31, 2021 and December 31, 2020.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of March 31, 2021 and December 31, 2020, we had deferred commissions of $79.9 million and $73.8 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

4. Fair Value Measurements:

We have certain assets and liabilities that are reported at fair value in our accompanying condensed consolidated balance sheets. To increase consistency and comparability of assets and liabilities recorded at fair value, Accounting Standards Codification ("ASC") 820-10, Fair Value Measurements (“ASC 820-10”), established a three-level fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. ASC 820-10 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. In accordance with ASC 820-10, we applied the following fair value hierarchy:

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. The investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $4.3 million and $4.1 million as of March 31, 2021 and December 31, 2020, respectively. The investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2021, we determined the provision for credit losses related to accounts receivable and investments in registered investment companies was immaterial.

We elected not to carry our long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of March 31, 2021 and December 31, 2020, respectively:

		2021		2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Senior notes (Note 10)	Level 2	$3,141.1	$3,426.9	$3,140.8	$3,652.2

On February 1, 2020, the sale of the aerial imagery sourcing group was completed. We contributed the assets related to the disposed business and cash of $63.8 million in exchange for a noncontrolling 35.0% ownership interest in a nonpublic company, Vexcel Group, Inc ("Vexcel"). As of March 31, 2021 and December 31, 2020, we had an investment of $129.1 million related to such interest. The value of the investment is based on management estimates with the assistance of valuations performed by third party specialists. This investment was included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2021, there was no provision for credit losses related to this investment. Refer to Note 7. Dispositions for further discussion.

As of March 31, 2021 and December 31, 2020, we had securities of $14.0 million, which were accounted for as cost-based investments under ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"). We do not have the ability to exercise significant influence over the investees’ operating and financial policies. As of March 31, 2021 and December 31, 2020, we also had investments in private companies of $49.9 million and $49.5 million, respectively, accounted for in accordance with ASC 323-10-25 as equity method investments. These investments were included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2021, there was no provision for credit losses related to these investments.

5. Leases:

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842, Leases ("ASC 842"). Our leases have remaining lease terms ranging from one year to thirteen years, some of which include the options to extend our leases for up to twenty years, and some of which include the options to terminate our leases within one year. Extension and termination options are considered in the calculation of our right-of-use (“ROU”) assets and lease liabilities when we determine it is reasonably certain that we will exercise those options.

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, ROU assets obtained, weighted-average remaining lease terms, and weighted-average discount rates for finance and operating leases for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Lease cost:
Operating lease cost (1)	$13.3	$12.4
Sublease income	(0.4)	—
Finance lease costs
Depreciation of finance lease assets (2)	3.5	1.6
Interest on finance lease liabilities (3)	0.3	0.2
Total lease cost	$16.7	$14.2

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(12.5)	$(13.6)
Operating cash outflows from finance leases	$(0.3)	$(0.2)
Financing cash outflows from finance leases	$(1.9)	$(1.9)
Weighted-average remaining lease term - operating leases (in years)	9.1	9.3
Weighted-average remaining lease term - finance leases (in years)	2.0	2.2
Weighted-average discount rate - operating leases	4.0%	4.0%
Weighted-average discount rate - finance leases	4.1%	3.7%

_______________

(1) Included in "Cost of revenues" and "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations

(2) Included in "Depreciation and amortization of fixed assets" in our accompanying condensed consolidated statements of operations

(3) Included in "Interest expense" in our accompanying condensed consolidated statements of operations

Our ROU assets and lease liabilities for finance leases were $26.8 million and $24.8 million, respectively, as of March 31, 2021. Our ROU assets and lease liabilities for finance leases were $27.1 million and $24.7 million, respectively, as of December 31, 2020. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying condensed consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying condensed consolidated balance sheets (see Note 10. Debt).

Maturities of lease liabilities for the remainder of 2021 and the years through 2026 and thereafter are as follows:

	March 31, 2021
Years Ending	Operating Leases	Finance Leases
2021	$37.6	$13.7
2022	46.5	11.8
2023	44.4	0.6
2024	36.6	0.1
2025	33.3	—
2026 and thereafter	173.3	—
Total lease payments	371.7	26.2
Less: Amount representing interest	(64.6)	(1.4)
Present value of total lease payments	$307.1	$24.8

6. Acquisitions:

2021 Acquisitions and Purchase of Controlling Interest

For the three months ended March 31, 2021, we had acquisitions and purchase of controlling interest totaling $13.7 million. On March 2, 2021, we acquired a 51% ownership in Whitespace Software Limited ("Whitespace") for a net cash purchase price of $12.8 million. The remaining 49% ownership interest in Whitespace will be acquired by us, in three equal proportions over the next three years, at a purchase price determined based upon a fixed revenue multiple and adjusted for any free cash flow shortfall. Whitespace, a provider of digital placing technology to the (re)insurance market, has become part of the underwriting & rating category within our Insurance segment. Our investment in Whitespace will enable a seamless real-time quote-to-bind electronic placing and global distribution solution, with straight-through submissions for our customers. The preliminary purchase price allocation of the acquisition is presented in the table below.

The preliminary purchase price allocation of the 2021 acquisitions and purchase of controlling interest resulted in the following:

Total
Cash and cash equivalents	$3.8
Accounts receivable	1.1
Other current assets	0.8
Fixed assets	0.1
Intangible assets	11.4
Goodwill	20.9
Total assets acquired	38.1
Current liabilities	1.0
Deferred revenues	1.4
Deferred income tax, net	2.2
Total liabilities assumed	4.6
Net assets acquired	33.5
Less: Noncontrolling interest	16.0
Less: Cash acquired	3.8
Net cash purchase price	$13.7

The preliminary amounts assigned to intangible assets by type for the 2021 acquisitions and purchase of controlling interest are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	4	$3.1
Marketing-related	5	0.6
Customer-related	12	7.7
Total intangible assets		$11.4

The preliminary allocations of the purchase price for the 2021 and 2020 acquisitions and purchase of controlling interest with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on our condensed consolidated financial statements. The allocations of the purchase price will be finalized once all the information that was known and knowable as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with our acquisitions include the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as our ability to grow through adding additional customer relationships or new solutions in the future. Of the $20.9 million in goodwill associated with our acquisitions and purchase of controlling interest, $20.0 million is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions and purchase of controlling interest were based upon our valuation model and historical experiences with entities with similar business characteristics.

For the three months ended March 31, 2021, we incurred transaction costs of $0.5 million related to the 2021 acquisitions and purchase of controlling interest. For the three months ended March 31, 2020, we incurred no transaction costs. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations. The 2021 acquisitions and purchase of controlling interest were immaterial to our condensed consolidated financial statements for the three months ended  March 31, 2021 and 2020, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the applicable acquisition dates. At  March 31, 2021 and  December 31, 2020, the current portion of the escrows amounted to $19.1 million and $1.7 million, respectively, and the noncurrent portion of the escrows amounted to $1.3 million and $18.5 million, respectively. The current and noncurrent portions of the escrows have been included in “Other current assets” and “Other noncurrent assets” in our accompanying condensed consolidated balance sheets, respectively.

The acquisitions of Emergence Network Intelligence Limited, Validus, Arium Limited, and Rebmark Legal Solutions Limited included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and EBITDA margin earn-out targets for exceptional performance. In addition, as a result of our acquisition of Franco Signor LLC ("Franco Signor") on September 9, 2020, we assumed a preexisting acquisition-related contingent payment arrangement through Franco Signor's asset acquisition of Sharpline, in which Sharpline could receive an additional payment by achieving predetermined revenue earn-out targets for exceptional performance. We believe that the liabilities recorded as of  March 31, 2021 and  December 31, 2020 reflect the best estimate of acquisition-related contingent payments. The associated current portion of contingent payments were $0.3 million and $0.6 million as of  March 31, 2021 and December 31, 2020, respectively. The associated noncurrent portion of contingent payments were $0.0 and $0.2 million as of  March 31, 2021 and December 31, 2020, respectively.

7. Dispositions:

On February 1, 2020, the sale of the aerial imagery sourcing group was completed. We contributed assets related to the disposed business, including cash of $63.8 million, in exchange for a noncontrolling 35.0% ownership interest in a nonpublic company, Vexcel. We determined the fair value of the securities associated with the noncontrolling ownership interest in Vexcel with the assistance of valuations performed by third party specialists, including the discounted cash flow analysis and estimates made by management. The securities were concluded not to have a readily determinable fair value and did not qualify for the practical expedient to estimate fair value. The contributed assets approximated the fair value of the equity securities related to the noncontrolling ownership interest; therefore, there was no gain or loss recorded in conjunction with this disposition for the three months ended March 31, 2020.

On February 14, 2020, the sale of the compliance background screening business was completed for net cash proceeds of $23.1 million. A gain of $15.9 million was included in "Other operating income" within our accompanying condensed consolidated statements of operations for the three months ended March 31, 2020.

On March 1, 2020, the sale of the data warehouse business within the Financial Services segment was completed. We recorded a gain of $3.5 million in "Other operating income" within our accompanying condensed consolidated statements of operations for the three months ended March 31, 2020.

8. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2020 through March 31, 2021, both in total and as allocated to our operating segments:

	Insurance	Energy and Specialized Markets	Financial Services	Total
Goodwill at December 31, 2020	$1,208.6	$2,423.6	$475.9	$4,108.1
Acquisitions	20.9	—	—	20.9
Purchase accounting reclassifications	1.1	—	—	1.1
Current period adjustment (1)	15.8	(15.8)	—	—
Foreign currency translation adjustment	3.1	2.6	(0.2)	5.5
Goodwill at March 31, 2021	$1,249.5	$2,410.4	$475.7	$4,135.6

_____________

(1) Of which $15.8 million relates to a segment reclassification, refer to Note 14. Segment Reporting

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then an impairment loss is recorded for the difference between the carrying amount and the fair value of the reporting unit. We completed the required annual impairment test as of June 30, 2020, and concluded that there was no impairment of goodwill. There were no triggering events for the three months ended March 31, 2021 that would impact the results of the impairment test performed as of June 30, 2020.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
March 31, 2021
Technology-based	7	$563.8	$(364.9)	$198.9
Marketing-related	15	277.5	(118.3)	159.2
Contract-based	6	5.0	(5.0)	—
Customer-related	13	1,013.6	(373.9)	639.7
Database-based	18	503.9	(146.0)	357.9
Total intangible assets		$2,363.8	$(1,008.1)	$1,355.7
December 31, 2020
Technology-based	7	$559.6	$(349.5)	$210.1
Marketing-related	16	275.2	(113.4)	161.8
Contract-based	6	5.0	(5.0)	—
Customer-related	13	1,004.3	(354.2)	650.1
Database-based	19	501.0	(138.2)	362.8
Total intangible assets		$2,345.1	$(960.3)	$1,384.8

Amortization expense related to intangible assets for the three months ended March 31, 2021 and 2020 was $45.0 million and $41.0 million, respectively. Estimated amortization expense for the remainder of 2021 and the years through 2027 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2021	$135.4
2022	157.5
2023	144.8
2024	139.1
2025	114.9
2026	110.6
2027 and thereafter	553.4
Total	$1,355.7

9. Income Taxes:

Our effective tax rate for the three months ended March 31, 2021 was 22.5% compared to the effective tax rate for the three months ended March 31, 2020 of 20.8%. The effective tax rate for the three months ended March 31, 2021 was higher than the effective tax rate for the three months ended  March 31, 2020 primarily due to reduced stock option exercises resulting in lower tax benefits from equity compensation in the current period versus the prior period. The impact of lower stock benefits was partially offset by non-recurring tax expense recorded in the prior period in connection with our disposition of the aerial imagery sourcing group resulting from differences in the book and tax basis of the assets and entities disposed. The difference between statutory tax rates and our effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local taxes.

10. Debt:

The following table presents short-term and long-term debt by issuance as of March 31, 2021 and December 31, 2020:

	Issuance Date	Maturity Date	2021	2020
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$—	$50.0
Senior notes:
5.800% senior notes, less unamortized discount and debt issuance costs of $0.0 and $(0.1), respectively	4/6/2011	5/1/2021	450.0	449.9
Finance lease liabilities (1)	Various	Various	14.8	14.4
Short-term debt and current portion of long-term debt			464.8	514.3
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(10.6) and $(10.7), respectively	5/13/2020	5/15/2050	489.4	489.3
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $12.0 and $12.4, respectively	3/6/2019	3/15/2029	612.0	612.4
4.000% senior notes, less unamortized discount and debt issuance costs of $(5.1) and $(5.4), respectively	5/15/2015	6/15/2025	894.9	894.6
5.500% senior notes, less unamortized discount and debt issuance costs of $(4.3) and $(4.3), respectively	5/15/2015	6/15/2045	345.7	345.7
4.125% senior notes, less unamortized discount and debt issuance costs of $(0.9) and $(1.1), respectively	9/12/2012	9/12/2022	349.1	348.9
Finance lease liabilities (1)	Various	Various	10.0	10.3
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.5)	(1.6)
Long-term debt			2,699.6	2,699.6
Total debt			$3,164.4	$3,213.9

_______________

(1) Refer to Note 5. Leases

As of March 31, 2021 and December 31, 2020, we had senior notes with an aggregate principal amount of $3,150.0 million outstanding, respectively, and were in compliance with our financial and other debt covenants.

As of March 31, 2021, we had a $1,000.0 million committed senior unsecured Credit Facility (the "Credit Facility") with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of March 31, 2021, we were in compliance with all financial and other debt covenants under the Credit Facility. As of March 31, 2021 and December 31, 2020, the available capacity under the Credit Facility was $994.9 million and $944.6 million, net of the letters of credit of $5.1 million and $5.4 million, respectively.

11. Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of  March 31, 2021 and December 31, 2020. Our common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of March 31, 2021. At  March 31, 2021 and December 31, 2020, the adjusted closing price of our common stock was $176.69 and $207.59 per share, respectively.

On February 17, 2021, our Board approved a cash dividend of $0.29 per share of common stock issued and outstanding to the holders of record as of March 15, 2021. A cash dividend of $47.1 million was paid on March 31, 2021 and recorded as a reduction to retained earnings. We paid a cash dividend of $43.9 million on March 31, 2020 at $0.27 per share of common stock issued and outstanding to the holders of record as of March 13, 2020.

Share Repurchase Program

Since May 2010, we have authorized repurchases of up to $4,100.0 million of our common stock through our Repurchase Program, inclusive of the $300.0 million authorization approved by our Board on February 16, 2021. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $3,621.2 million. As of March 31, 2021, we had $478.8 million available to repurchase shares through our Repurchase Program. We have no obligation to repurchase stock under this program and intend to use this authorization as a means of offsetting dilution from the issuance of shares under our 2013 Equity Incentive Plan (the "2013 Incentive Plan"), our 2009 Equity Incentive Plan (the “2009 Incentive Plan”), our sharesave plan (“UK Sharesave Plan”), and our employee stock purchase plan ("ESPP") while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under our Repurchase Program will be recorded as treasury stock and will be available for future issuance.

In December 2020, we entered into an Accelerated Share Repurchase ("ASR") agreement to repurchase shares of our common stock for an aggregate purchase price of $50.0 million with HSBC Bank USA, N.A. The ASR agreement is accounted as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. Upon payment of the aggregate purchase price on January 4, 2021, we received an aggregate delivery of 192,687 shares of our common stock at a price of $207.59. Upon the final settlement of the ASR agreement in February 2021, we received an additional 70,787 shares as determined by the volume weighted average share price of our common stock during the term of the ASR agreement. The aggregate purchase price was recorded as a reduction to stockholders' equity in our condensed consolidated statements of changes in stockholders' equity for the three months ended March 31, 2021. These repurchases of 263,474 shares for the three months ended March 31, 2021 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

During the three months ended March 31, 2021, we repurchased 560,526 shares of common stock with an aggregate value of $100.0 million as part of the Repurchase Program, inclusive of the ASR, at a weighted average price of $178.40 per share. We utilized cash from operations and borrowings from our Credit Facility to fund these repurchases.

Treasury Stock

As of March 31, 2021, our treasury stock consisted of 381,536,446 shares of common stock, carried at cost. During the three months ended March 31, 2021, we transferred 209,592 shares of common stock from the treasury shares at a weighted average treasury stock price of $11.11 per share.

Earnings Per Share

Basic EPS is computed by dividing net income attributable to Verisk by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including vested and nonvested stock options, nonvested restricted stock awards, nonvested restricted stock units, nonvested performance awards consisting of performance share units (“PSU”), and nonvested deferred stock units, had been issued.

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Numerator used in basic and diluted EPS:
Net income attributable to Verisk	$168.6	$171.7
Denominator:
Weighted average number of common shares used in basic EPS	162,641,819	162,894,306
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	1,794,898	2,829,814
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	164,436,717	165,724,120

The potential shares of common stock that were excluded from diluted EPS were 946,563 and 1,009,520 for the three months ended March 31, 2021 and 2020, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses as of March 31, 2021 and December 31, 2020:

	2021	2020
Foreign currency translation adjustment	$(283.5)	$(292.2)
Pension and postretirement adjustment, net of tax	(82.7)	(83.5)
Accumulated other comprehensive losses	$(366.2)	$(375.7)

The before tax and after tax amounts of other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended March 31, 2021
Foreign currency translation adjustment	$8.7	$—	$8.7
Pension and postretirement adjustment before reclassifications	2.1	(0.5)	1.6
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.1)	0.3	(0.8)
Pension and postretirement adjustment	1.0	(0.2)	0.8
Total other comprehensive income	$9.7	$(0.2)	$9.5
For the Three Months Ended March 31, 2020
Foreign currency translation adjustment	$(172.6)	$—	$(172.6)
Pension and postretirement adjustment before reclassifications	2.1	(0.6)	1.5
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.0)	0.3	(0.7)
Pension and postretirement adjustment	1.1	(0.3)	0.8
Total other comprehensive loss	$(171.5)	$(0.3)	$(171.8)

_______________

(1)

These accumulated other comprehensive loss components, before tax, are included under “Cost of revenues” and “Selling, general and administrative” in our accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 13. Pension and Postretirement Benefits for additional details).

12. Equity Compensation Plans:

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2013 Incentive Plan or 2009 Incentive Plan. Awards under our 2013 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors and consultants are eligible for awards under our 2013 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of March 31, 2021, there were 1,937,143 shares of common stock reserved and available for future issuance under our 2013 Incentive Plan. Cash received from stock option exercises for the three months ended  March 31, 2021 and 2020 was $7.6 million and $19.2 million, respectively.

We grant equity awards to our key employees. The nonqualified stock options have an exercise price equal to the adjusted closing price of our common stock on the grant date, with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of our common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. PSUs vest at the end of a three-year performance period, subject to the recipient’s continued service. Each PSU represents the right to receive one share of our common stock and the ultimate realization is based on our achievement of certain market performance criteria and may range from 0% to 200% of the recipient’s target levels of 100% established on the grant date. The fair value of PSUs is determined on the grant date using the Monte Carlo Simulation model. We recognize the expense of the equity awards ratably over the vesting period, which could be up to four years.

On January 15, 2021, we granted 706,507 stock options, 134,777 shares of restricted stock, and 59,144 performance share units to key employees. The stock options and restricted stock have a graded service vesting period of four years, and the performance share units have a three-year performance period, subject to the recipients' continued service.

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2013 Incentive Plan as of December 31, 2020 and March 31, 2021 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share
			(in millions)
Outstanding at December 31, 2020	5,611,777	$98.28	$613.4	390,054	$131.63	145,609		$170.75
Granted	709,811	$190.10		135,380	$190.10	59,144		$210.07
Dividend reinvestment	—	$—		—	$—	269		N/A
Exercised or lapsed	(115,284)	$64.73	$13.5	(36,637)	$158.23	(42,610)		$140.70
Canceled, expired or forfeited	(20,245)	$136.35		(3,216)	$141.28	—
Outstanding at March 31, 2021	6,186,059	$109.31	$416.8	485,581	$145.47	162,412		$192.99
Exercisable at March 31, 2021	3,588,921	$82.06	$339.6
Exercisable at December 31, 2020	3,494,164	$76.84	$456.9
Nonvested at March 31, 2021	2,597,138			485,581		162,412
Expected to vest at March 31, 2021	2,296,123			432,880		115,599	(1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the three months ended March 31, 2021 and 2020:

	2021	2020
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	23.60%	18.17%
Risk-free interest rate	0.37%	1.59%
Expected term in years	4.3	4.3
Dividend yield	0.63%	0.71%
Weighted average grant date fair value per stock option	$36.09	$25.49

The expected term for the stock options granted was estimated based on studies of historical experience and projected exercise behavior. However, for certain awards granted, for which no historical exercise pattern exists, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor is calculated using historical daily closing prices over the most recent period that commensurate with the expected term of the stock option awards. The expected dividend yield was based on our expected annual dividend rate on the date of grant.

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of our common stock as of the reporting date. Excess tax benefits from exercised stock options were recorded as income tax benefit in our condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 6.3 years and 4.8 years for the outstanding and exercisable stock options, respectively, as of March 31, 2021.

For the three months ended March 31, 2021, there was $128.3 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under our 2013 Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.8 years. The total grant date fair value of options vested was $6.2 million and $5.6 million during the three months ended  March 31, 2021 and 2020, respectively. The total grant date fair value of restricted stock vested during the three months ended  March 31, 2021 and 2020 was $6.8 million and $6.1 million, respectively. The total grant date fair value of PSUs vested during the three months ended  March 31, 2021 and 2020 was $3.1 million and $2.1 million, respectively.

Our UK Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the adjusted closing price of our common stock on the grant date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the three months ended March 31, 2021 and 2020, we granted no stock options under our UK Sharesave Plan. As of March 31, 2021, there were 454,205 shares of common stock reserved and available for future issuance under our UK Sharesave Plan.

Our ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount of its fair market value at the time of purchase. During the three months ended March 31, 2021 and 2020, we issued 10,137 and 9,451 shares of common stock at a weighted discounted price of $167.84 and $132.41 for the ESPP, respectively. As of  March 31, 2021, there were 1,250,129 shares of common stock reserved and available for future issuance under our ESPP.

13. Pension and Postretirement Benefits:

We maintain a frozen qualified defined benefit pension plan for certain employees through membership in our Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. We also apply a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on the interest earned on the previous year-end cash balance. We also have a frozen non-qualified supplemental cash balance plan (“SERP”) for certain employees. The SERP is funded from our general assets. During the first quarter of 2021, we changed the investment guidelines on our Pension Plan assets to target investment allocation of 50% to equity securities and 50% to debt securities from our previous target allocation of 55% to equity securities and 45% to debt securities as of December 31, 2020.

We also provide certain healthcare and life insurance benefits to certain qualifying active and retired employees. Our Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage. The components of net periodic benefit for the three months ended March 31 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended March 31,
	2021	2020	2021	2020
Interest cost	$2.8	$3.3	$—	$—
Expected return on plan assets	(8.2)	(7.6)	(0.1)	—
Amortization of net actuarial loss	1.0	1.0	0.1	—
Net periodic benefit	$(4.4)	$(3.3)	$—	$—
Employer contributions (refunds), net	$0.2	$0.2	$(0.4)	$(0.4)

The expected contributions to the Pension Plan, SERP and Postretirement Plan for the year ending  December 31, 2021 are consistent with the amounts previously disclosed as of December 31, 2020.

14. Segment Reporting:

ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise reports financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our President and Chief Executive Officer is identified as the CODM as defined by ASC 280-10. Our operating segments are the following: Insurance, Energy and Specialized Markets, and Financial Services. These three operating segments are also our reportable segments.

Each of the reportable segments, Insurance, Energy and Specialized Markets, and Financial Services has a portion of its revenue from more than one of the three revenue types described within our revenue recognition policy. Below is the overview of the solutions offered within each reportable segment.

Insurance: We are the leading provider of statistical, actuarial and underwriting data for the U.S. P&C insurance industry. Our databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants, and fire suppression capabilities of municipalities. We use this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies, which are accessed via a hosted platform. We also develop solutions that our customers use to analyze key processes in managing risk. Our combination of algorithms and analytic methods incorporate our proprietary data to generate solutions. We also help businesses and governments better anticipate and manage climate and weather-related risks. In most cases, our customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes to earthquakes. We develop catastrophe and extreme event models and offer solutions covering natural and man-made risks, including acts of terrorism. We further develop solutions that allow customers to quantify costs after loss events occur. Our multitier, multispectral terrestrial imagery and data acquisition, processing, analytics, and distribution system using the remote sensing and machine learning technologies help gather, store, process, and deliver geographic and spatially referenced information that supports uses in many markets. Additionally, we offer fraud-detection solutions including review of data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sector. Our underwriting & rating, insurance anti-fraud claims, catastrophe modeling, loss quantification, and weather risk solutions are included in this segment. During the first quarter of 2021, due to management restructuring, our CODM reorganized Atmospheric and Environmental Research ("AER"), an immaterial component of the Energy and Specialized Markets segment, to the Insurance segment. Consequently, AER became part of the underwriting and rating category within the Insurance segment. The inclusion of AER within our Insurance segment better aligns with how our CODM makes operating decisions, assesses the performance of the business, and allocates resources. Our prior year results have been recast to reflect this change. The related impact to our condensed consolidated financial statements was not material for all periods presented.

Energy and Specialized Markets: We are a leading provider of data analytics via hosted platform for the global energy, chemicals, and metals and mining industries. Our research and consulting solutions focus on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support. We gather and manage proprietary information, insight, and analysis on oil and gas fields, mines, refineries, and other assets across the interconnected global energy sectors to advise customers in making asset investment and portfolio allocation decisions. Our analytical tools measure and observe environmental properties and translate those measurements into actionable information based on customer needs. In addition, we provide market and cost intelligence to energy companies to optimize financial results. We further offer a suite of data and information services that enable improved compliance with global Environmental Health and Safety requirements related to the safe manufacturing, distribution, transportation, usage, and disposal of chemicals and products. Our energy business and environmental health and safety services are included in this segment.

Financial Services: We maintain a bank account consortia to provide competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services that help financial institutions, payment networks and processors, alternative lenders, regulators, and merchants make better strategy, marketing, and risk decisions. Customers apply our solutions in the areas of tailored data management and media effectiveness that include business intelligence platforms, profile views, mobile data solutions, enterprise database services, and fraud risk scoring algorithms for marketing, fraud, and risk mitigation. In addition, our bankruptcy management solutions assist creditors, debt servicing businesses, and credit services to enhance regulatory compliance by eliminating stay violation and portfolio valuation risk.

The three aforementioned operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by our CODM in order to assess performance and allocate resources. We use EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate interest expense and provision for income taxes since these items are not considered in evaluating the segment’s overall operating performance. In addition, our CODM does not evaluate the financial performance of each segment based on assets. See Note 3. Revenues for information on disaggregated revenues by type of service and by country.

The following tables provide our revenue and EBITDA by reportable segment for the three months ended March 31, 2021 and 2020, and the reconciliation of EBITDA to income before income taxes as shown in our accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	March 31, 2021				March 31, 2020
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$535.6	$156.2	$34.3	$726.1	$495.3	$154.2	$40.3	$689.8
Expenses:
Cost of revenues (exclusive of items shown separately below)	(173.2)	(65.0)	(24.2)	(262.4)	(167.2)	(66.6)	(23.9)	(257.7)
Selling, general and administrative	(74.7)	(37.9)	(7.2)	(119.8)	(69.6)	(37.7)	(4.8)	(112.1)
Other operating income	—	—	—	—	15.9	—	3.5	19.4
Investment income (loss) and others, net	1.3	0.4	—	1.7	(1.2)	(0.5)	(0.4)	(2.1)
EBITDA	$289.0	$53.7	$2.9	345.6	$273.2	$49.4	$14.7	337.3
Depreciation and amortization of fixed assets				(48.5)				(46.1)
Amortization of intangible assets				(45.0)				(41.0)
Interest expense				(35.4)				(33.5)
Income before income taxes				$216.7				$216.7

Long-lived assets by country are provided below:

	March 31, 2021	December 31, 2020
Long-lived assets:
U.S.	$3,512.2	$3,525.0
U.K.	2,800.1	2,775.8
Other countries	456.6	466.8
Total long-lived assets	$6,768.9	$6,767.6

15. Related Parties:

We consider our stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. As of March 31, 2021 and December 31, 2020, we had no material transactions with related parties owning more than 5.0% of the entire class of stock.

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

Xactware Solutions, Inc. Patent Litigation

On October 8, 2015, we were served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey (the "Court"). The complaint alleged that our Roof InSight (now known as Geomni Roof), Property InSight product (now known as Geomni Property) and Aerial Sketch product in combination with our Xactimate product infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 8,078,436 (the "436 patent"), 8,170,840 (the "840 patent"), 8,209,152 (the "152 patent"), 8,542,880 (the "880 patent"), 8,818,770 (the "770 patent"), 8,823,732 (the "732 patent"), and 8,825,454 (the "454 patent"). On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 9,129,376 (the "376 patent") and 9,135,737 (the "737 patent") to the lawsuit. The First Amended Complaint sought an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, including by way of inducement, the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 19, 2017, the District Court entered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to the 880 and 732 patents, and certain asserted claims of the 436, 840, 152, 770, 454, 376 and 737 patents (collectively the “Patents in Suit”). Subsequently, Eagle View dropped the 152 patent and the 737 patent and reduced the number of asserted claims from the five remaining Patents in Suit to six asserted claims. On September 25, 2019, following a trial, the jury determined that we had willfully infringed the six asserted claims, and assessed damages in the amount of $125.0 million. After trial, Eagle View moved for a temporary restraining order (“TRO”) and a permanent injunction preventing our sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. The Court granted the motion for a TRO on September 26, 2019 and on October 18, 2019, issued an Order permanently enjoining our sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. On March 2, 2020, the Court signed an Order staying execution of the $125.0 million judgment pending our appeal, and we subsequently secured a supersedeas bond in the amount of $137.5 million to satisfy the New Jersey court rule requiring a bond in the amount of 110% of the monetary judgment. In addition, Eagle View asked the Court to award enhanced damages by trebling the jury's damages award, together with attorneys' fees, costs, and pre- and post-judgment interest. We opposed all of Eagle View's requests and asked the Court for judgment as a matter of law and for a new trial. Eagle View opposed our requests. On September 9, 2020, the Court denied our motion seeking judgment as a matter of law and a new trial. We timely filed our Amended Notice of Appeal on October 8, 2020. Eagle View filed a motion to dismiss or deactivate the appeal for lack of appellate jurisdiction on November 4, 2020 which was denied by the Federal Circuit on December 15, 2020. We filed our appellate brief on December 24, 2020. On February 16, 2021, the Court granted Eagle View's motion for enhanced damages and attorneys' fees. The Court trebled the jury's award of $125.0 million, awarding enhanced damages for a total of $375.0 million, and also awarded Eagle View pre-judgment and post-judgment interest. The Court's award of Eagle View's attorneys' fees was limited to the period just before the commencement of trial through the trial, and did not include the earlier approximately four-year period in the case. On March 17, 2021, we filed an unopposed application with the Federal Circuit seeking consolidation of our appeals addressing the trial Court’s findings on infringement, the denial of our motion for judgment as a matter of law and a new trial, and the Court’s Order on enhanced damages. On March 30, 2021, the Court granted our request, and our consolidated appellate brief was filed on April 22, 2021. Following the outcome of the trial in 2019, we established a $125.0 million reserve in connection with this litigation, which was included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2019. Since the appeal to the Federal Circuit remains pending, it is not reasonably possible to determine the ultimate resolution of this matter at this time. While the ultimate resolution of this matter remains uncertain at this time, should our appeal be unsuccessful, we could incur additional expenses up to the amount by which the enhanced damages award, plus pre-judgment and post-judgment interest and attorneys' fees, exceeds the existing $125.0 million reserve. On April 15, 2021, the Court signed an order continuing the stay of execution of the monetary judgment. In light of the Court’s Order enhancing damages, we agreed to post an additional bond in the amount of $305.0 million.

        ERISA Litigation

On September 24, 2020, former employees Jillyn Peterson, Gabe Hare, Robert Heynen and Adam Krajewski (“Plaintiffs”), filed suit in the United States District Court, District of New Jersey (No. 2:20-cv-13223-CCC-MF) against Defendants Insurance Services Office Inc. (“ISO”), the Plan Administration Committee of Insurance Services Office Inc. and its members ("Committee Defendants"), and the Trust Investment Committee of Insurance Services Office Inc. and its members. The class action complaint alleges violations of the Employee Retirement Income Security Act, ERISA. The class is defined as all persons who were participants in or beneficiaries of the ISO 401(k) Savings and Employee Stock Ownership Plan (“Plan”), at any time between September 24, 2014 through the date of judgment. The complaint alleges that all defendants are fiduciaries with respect to the Plan. Plaintiffs challenge the amount of fees paid by Plan participants to maintain the investment funds in the plan portfolio and the amount of recordkeeper fees paid by participants. Plaintiffs allege that by permitting the payment of excessive fees, the Committee Defendants breached their ERISA duties of prudence and loyalty. Plaintiffs further allege that ISO breached its ERISA duty by failing to monitor the Committee Defendants who they allege committed known breaches of their fiduciary duties. The complaint does not specify damages but alleges the fiduciary breaches cost Plan participants millions of dollars. Defendants filed their motion to dismiss the complaint on January 12, 2021, which the Court partially denied on April 13, 2021. At this time, it is not possible to reasonably estimate the liability related to this matter.

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

Jornaya Litigation

On February 2, 2021 we were served with a putative class action lawsuit brought by Peter Dyloco in the United States District Court for the Northern District of California against Mazda Motor of America, Inc. and Lead Intelligence, Inc. d/b/a/ Jornaya (collectively “we”, "us") and Mouseflow, Inc. No. 3:20-cv-09099-JCS. In this action plaintiff alleges a class of all California residents who visited mazdausa.com and whose electronic communications were intercepted or recorded by Jornaya and/or Mouseflow without their consent. The class complaint alleges that we, Mazda and Mouseflow violated California Invasion of Privacy Act (“CIPA”), Cal. Penal Code sections 631 and 635 by “wiretapping” and “intercepting” the communications of California residents with Mazda during their visit to Mazda’s website. For each of these counts the complaint claims damages pursuant to Cal. Penal Code section 637 for the greater of 5,000 dollars or three times the actual damages per violation of the statute and injunctive relief. On April 13, 2021, the plaintiff voluntarily dismissed this lawsuit without prejudice before we filed our response to the complaint.

On December 10, 2020, we were served with a putative class action lawsuit brought by Erica Jackson in the Court of Common Pleas of Lackawanna County, Pennsylvania against Lead Intelligence, Inc. d/b/a Jornaya (“we” or “us”), Case No. 2020 CV 03695. The class complaint alleges that we violated Pennsylvania’s Wiretap Act (“PWA”), 18 Pa. Const. Stat. § 5701 et seq. by “wiretapping” and “intercepting” the plaintiff’s communications on the website colleges.educationgrant.com. The plaintiff alleges a class of all persons whose electronic communications were intercepted through the use of our wiretapping on the website. The complaint claims damages pursuant to the PWA for actual damages, but not less than liquidated damages computed at the rate of $100 a day for each day of violation, or $1,000, whichever is higher, punitive damages, and reasonable attorney's fees and other litigation costs. On February 16, 2021, we filed preliminary objections to the plaintiff’s complaint, and the plaintiff opposed. The Court set a hearing on our preliminary objections for April 19, 2021. At this time, it is not possible to reasonably estimate the liability related to this matter.

Financial Services Government Inquiry

We are cooperating with an inquiry by the United States Attorney’s Office for the Eastern District of Virginia related to government contracts within our financial services segment. The inquiry is at an early stage, we have voluntarily produced documents, and we cannot anticipate the timing, outcome or possible impact of the inquiry, financial or otherwise.

17. Subsequent Events:

In March 2021, we entered into an additional ASR agreement with Citibank, N.A. to repurchase shares of our common stock for an aggregate purchase price of $125.0 million. Upon payment of the aggregate purchase price on April 1, 2021, we received an initial delivery of 565,963 shares of our common stock at a price of $176.69 per share, representing approximately $100.0 million of the aggregate purchase price. Upon the final settlement of the ASR agreement in June 2021, we may be entitled to receive additional shares of our common stock or, under certain limited circumstances, be required to deliver shares to the counter-party. See Note 11. Stockholders' Equity for further discussion.

On May 3, 2021, we repaid the 5.800% senior notes in full in the amount of $450.0 million utilizing a combination of $250.0 million in borrowings from the Credit Facility and cash from operations.

**************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K ("2020 10-K") dated and filed with the Securities and Exchange Commission on February 23, 2021. This discussion contains forward-looking statements that involve risks and uncertainties, including the impact of the 2019 novel coronavirus pandemic ("COVID-19"). Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward Looking Statements” in our 2020 10-K and those listed under Item 1A in Part II of this quarterly report on Form 10-Q.

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

Our customers use our solutions to make better decisions about risk and opportunities with greater efficiency and discipline. We refer to these products and services as "solutions" due to the integration among our services and the flexibility that enables our customers to purchase components or the comprehensive package. These solutions take various forms, including data, statistical models, or tailored analytics, all designed to allow our customers to make more logical decisions. We believe our solutions for analyzing risk positively impact our customers’ revenues and help them better manage their costs.

We organize our business in three segments: Insurance, Energy and Specialized Markets, and Financial Services. Our Insurance segment provides underwriting and rating, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 74% and 72% of our revenues for the three months ended March 31, 2021 and 2020, respectively. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented approximately 21% and 22% of our revenues for the three months ended March 31, 2021 and 2020, respectively. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants. Our Financial Services segment's revenues represented approximately 5% and 6% of our revenues for the three months ended March 31, 2021 and 2020, respectively. During the first quarter of 2021, due to management restructuring, our CODM reorganized Atmospheric and Environmental Research ("AER"), an immaterial component of our Energy and Specialized Markets segment, to the Insurance segment. See Note 14. Segment Reporting for further discussion.

COVID-19

Since January 2020, an outbreak of the 2019 novel coronavirus ("COVID-19") has evolved into a worldwide pandemic. We have modified our operations in line with our business continuity plans due to COVID-19. While our facilities generally remain open, we are making extensive use of the work-from-home model at this moment. We continue to review our operations and there have been to date minimal interruptions in our customer facing operations. Given the digital nature of our business and the move toward cloud enablement, we have remained operationally stable and fully available to our customers. We are in compliance with all financial and non-financial covenants and have not observed a loss of any significant customers, a significant deterioration in the collectability of receivables, a significant reduction in our liquidity, nor a significant decline in subscription renewal rates.

In March 2020, we analyzed our solutions and services to assess the impact of COVID-19 on our revenue streams. We did not identify any material impact stemming from COVID-19 on approximately 85% of our revenues as much of these revenues are subscription in nature and subject to long-term contracts. These revenues grew approximately 5% for the three months ended March 31, 2021 as compared to March 31, 2020.

Of the remaining 15%, we have identified specific solutions and services, largely transactional in nature, that are being impacted by COVID-19. The primary causal factors are lower auto and travel insurance activity, the inability to enter commercial buildings to perform engineering analyses, decreased capital expenditure in the energy sector, and reduced levels of advertising by financial institutions and marketers. The portion of our revenue that is attributable to these solutions has been negatively impacted by COVID-19, and declined approximately 6% for the three months ended March 31, 2021. The deepest impacts were in the categories of travel insurance analytics, auto underwriting and claims analytics in the insurance industry, consulting services in the energy industry, and spend informed analytic solutions in financial services. Although we have experienced a decline in revenue attributable to these specific solutions since the onset of the pandemic, we do not anticipate lasting impacts of a material nature to our long-term growth profile. As the global outbreak of COVID-19 continues to evolve, management continues to closely monitor its impact on our business.

Executive Summary

Key Performance Metrics

We believe our business's ability to grow recurring revenue and generate positive cash flow is the key indicator of the successful execution of our business strategy. We use year-over-year revenue and EBITDA growth as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures (See footnote 2 within the Condensed Consolidated Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations). The nearest equivalent respective GAAP financial measures are net income and net income margin.

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

Approximately 81% and 82% of the revenues in our Insurance segment for the three months ended March 31, 2021 and 2020 were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 83% and 84% of the revenues in our Energy and Specialized Markets segment for the three months ended March 31, 2021 and 2020 were derived from hosted subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include most of the top 10 global energy providers. Approximately 86% and 72% of the revenues in our Financial Services segment for the three months ended March 31, 2021 and 2020 were derived from subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include financial institutions, payment networks and processors, alternative lenders, regulators, merchants, and the top 30 credit card issuers in North America, the United Kingdom, and Australia.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the three months ended March 31, 2021 and 2020, approximately 18% of our consolidated revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 60% and 62% of our total operating expenses for the three months ended March 31, 2021 and 2020, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended
	March 31,		Percentage
	2021	2020	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$535.6	$495.3	8.1%
Energy and Specialized Markets	156.2	154.2	1.3%
Financial Services	34.3	40.3	(15.0)%
Revenues	726.1	689.8	5.3%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	262.4	257.7	1.8%
Selling, general and administrative	119.8	112.1	6.8%
Depreciation and amortization of fixed assets	48.5	46.1	5.1%
Amortization of intangible assets	45.0	41.0	9.7%
Other operating income	—	(19.4)	(100.0)%
Total operating expenses	475.7	437.5	8.7%
Operating income	250.4	252.3	(0.8)%
Other income (expense):
Investment income (loss) and others, net	1.7	(2.1)	(178.6)%
Interest expense	(35.4)	(33.5)	6.3%
Total other expense, net	(33.7)	(35.6)	(5.1)%
Income before income taxes	216.7	216.7	(0.1)%
Provision for income taxes	(48.7)	(45.0)	8.2%
Net income	168.0	171.7	(2.2)%
Less: Net loss attributable to noncontrolling interest	(0.6)	—	N/A
Net income attributable to Verisk	$168.6	$171.7	(1.8)%
Basic net income per share attributable to Verisk:	$1.04	$1.05	(1.0)%
Diluted net income per share attributable to Verisk:	$1.03	$1.04	(1.0)%
Cash dividends declared per share (1):	$0.29	$0.27	7.4%
Weighted average shares outstanding:
Basic	162,641,819	162,894,306	(0.2)%
Diluted	164,436,717	165,724,120	(0.8)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (2):
Insurance	$289.0	$273.2	5.8%
Energy and Specialized Markets	53.7	49.4	8.8%
Financial Services	2.9	14.7	(80.5)%
EBITDA	$345.6	$337.3	2.5%
The following is a reconciliation of net income to EBITDA:
Net income	$168.0	$171.7	(2.2)%
Depreciation and amortization of fixed assets and intangible assets	93.5	87.1	7.3%
Interest expense	35.4	33.5	6.3%
Provision for income taxes	48.7	45.0	8.2%
EBITDA	$345.6	$337.3	2.5%

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

Consolidated Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

Revenues were $726.1 million for the three months ended March 31, 2021 compared to $689.8 million for the three months ended March 31, 2020, an increase of $36.3 million or 5.3%. Our recent acquisitions (Franco Signor, Jornaya, and Whitespace within the Insurance segment) and dispositions (the aerial imagery sourcing group and the compliance background screening business within the claims category of the Insurance segment and the data warehouse business within the Financial Services segment) contributed net revenues of $7.0 million. The remaining movement in our consolidated revenue increased $29.3 million or 4.3% related to the following: revenues within our Insurance segment increased $31.9 million or 6.5%; revenues within our Energy and Specialized Markets segment increased $2.0 million or 1.3%; and revenues within our Financial Services segment decreased $4.6 million or 12.0%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues. As noted in the COVID-19 section above, certain transactional revenues have experienced declines, which had a negative impact on the results for the three months ended March 31, 2021.

	Three Months Ended March 31,		Percentage	Percentage change excluding
	2021	2020	change	recent acquisitions and dispositions
	(in millions)
Insurance	$535.6	$495.3	8.1%	6.5%
Energy and Specialized Markets	156.2	154.2	1.3%	1.3%
Financial Services	34.3	40.3	(15.0)%	(12.0)%
Total Revenues	$726.1	$689.8	5.3%	4.3%

Cost of Revenues

Cost of revenues was $262.4 million for the three months ended March 31, 2021 compared to $257.7 million for the three months ended March 31, 2020, an increase of $4.7 million or 1.8%. Our recent acquisitions and dispositions accounted for net a decrease of $0.5 million in cost of revenues. The remaining cost of revenues increased $5.2 million or 2.1% primarily due to increases of information technology expenses of $4.9 million, salaries and employee benefits of $4.0 million, data costs of $1.2 million, and other operating costs of $1.7 million. These increases were partially offset by decreases in travel expenses of $6.4 million and professional consulting costs of $0.2 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $119.8 million for the three months ended March 31, 2021 compared to $112.1 million for the three months ended March 31, 2020, an increase of $7.7 million or 6.8%. Our acquisition-related costs (earn-outs) accounted for a decrease of $0.2 million. Our recent acquisitions and dispositions accounted for an increase of $0.8 million in SGA primarily related to salaries and employee benefits. The remaining SGA increase of $7.1 million or 6.2% was primarily due to increases in salaries and employee benefits of $8.0 million, information technology expenses of $1.3 million, professional consulting costs of $0.3 million, and other operating costs of $1.1 million. These increases were partially offset by a decrease in travel expenses of $3.6 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $48.5 million for the three months ended March 31, 2021 compared to $46.1 million for the three months ended March 31, 2020, an increase of $2.4 million or 5.1%. The increase was primarily driven by $2.3 million of assets placed in service to support data capacity expansion and revenue growth and recent acquisitions of $0.2 million. These increases were partially offset by our recent dispositions of $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets was $45.0 million for the three months ended March 31, 2021 compared to $41.0 million for the three months ended March 31, 2020, an increase of $4.0 million or 9.7%. This was primarily driven by the additional amortization of intangible assets incurred in connection with our recent acquisitions.

Other Operating Income

Other operating income was $0.0 for the three months ended March 31, 2021 compared to $19.4 million for the three months ended March 31, 2020, a variance of $19.4 million. This was related to the gains associated with the sales of our compliance background screening business and data warehouse business that were recorded in 2020.

Investment Income (Loss) and Others, net

Investment income (loss) and others, net was a gain of $1.7 million for the three months ended March 31, 2021, compared to a loss of $2.1 million for the three months ended March 31, 2020. The increase was primarily due to a gain on foreign currencies.

Interest Expense

Interest expense was $35.4 million for the three months ended March 31, 2021 compared to $33.5 million for the three months ended March 31, 2020, an increase of $1.9 million or 6.3%. This increase is primarily due to an increase in average principal debt obligations outstanding for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Provision for Income Taxes

The provision for income taxes was $48.7 million for the three months ended March 31, 2021 compared to $45.0 million for the three months ended March 31, 2020, an increase of $3.7 million or 8.2%. The effective tax rate was 22.5% for the three months ended March 31, 2021 compared to 20.8% for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was higher than the effective tax rate for the three months ended March 31, 2020 primarily due to reduced stock option exercises resulting in lower tax benefits from equity compensation in the current period versus the prior period. The impact of lower stock benefits was partially offset by non-recurring tax expense recorded in the prior period in connection with our disposition of the aerial imagery sourcing business resulting from differences in the book and tax basis of the assets and entities disposed. The difference between statutory tax rates and our effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local taxes.

Net Income Margin

The net income margin was 23.1% for the three months ended March 31, 2021 compared to 24.9% for the three months ended March 31, 2020. The decrease in net income margin was primarily due to the gains on sales of our compliance background screening business and data warehouse business that were recorded in 2020.

EBITDA Margin

The EBITDA margin for our consolidated results was 47.6% for the three months ended March 31, 2021 as compared to 48.9% for the three months ended March 31, 2020. The decrease in EBITDA margin was primarily due to the gains on sales of our compliance background screening business and data warehouse business that were recorded in 2020.

Results of Operations by Segment

Insurance

Revenues

Revenues for our Insurance segment were $535.6 million for the three months ended March 31, 2021 compared to $495.3 million for the three months ended March 31, 2020, an increase of $40.3 million or 8.1%. Our underwriting & rating revenue increased $27.1 million or 7.7%. Our claims revenue increased $13.2 million or 9.0%.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage	Percentage change excluding
	2021	2020	change	recent acquisitions and dispositions
	(in millions)
Underwriting & rating	$377.1	$350.0	7.7%	5.7%
Claims	158.5	145.3	9.0%	8.3%
Total Insurance	$535.6	$495.3	8.1%	6.5%

Our recent acquisitions (Franco Signor, Jornaya, and Whitespace) and dispositions (the aerial imagery sourcing group and the compliance background screening business) contributed net revenues of $8.4 million and the remaining Insurance revenue increased $31.9 million or 6.5%. Our underwriting & rating revenue increased $20.1 million or 5.7%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers in commercial and personal lines. In addition, catastrophe modeling services and our international software solutions contributed to the growth. Our claims revenue increased $11.8 million or 8.3%, primarily due to growth in our repair cost estimating solutions revenue. This increase was slightly offset by the impact of a decline in certain transactional revenues in connection with the COVID-19 pandemic.

Cost of Revenues

Cost of revenues for our Insurance segment was $173.2 million for the three months ended March 31, 2021 compared to $167.2 million for the three months ended March 31, 2020, an increase of $6.0 million or 3.6%. Our recent acquisitions and dispositions within the Insurance segment represented a net increase of $0.2 million in cost of revenues. The remaining cost of revenues increased $5.8 million or 3.6% primarily due to increases information technology expenses of $3.8 million, salaries and employee benefits of $3.1 million, professional consulting costs of $1.1 million, data costs of $0.4 million, and other operating costs of $0.9 million. These increases were partially offset by a decrease in travel expenses of $3.5 million. The decrease in travel expense primarily resulted from travel restrictions in connection with the COVID-19 pandemic and a reduction in travel-related costs due to the sale of our aerial imagery sourcing group in February 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Insurance segment were $74.7 million for the three months ended March 31, 2021 compared to $69.6 million for the three months ended March 31, 2020, an increase of $5.1 million or 7.2%. Our acquisition-related costs (earn-outs) accounted for a decrease of $0.2 million. Our recent acquisitions and dispositions accounted for an increase of $0.8 million, which was primarily related to salaries and employee benefits. The remaining SGA increase of $4.5 million or 6.3% was primarily due to increases in salaries and employee benefits of $6.1 million, information technology expenses of $0.9 million, and other operating costs of $0.2 million. These increases were partially offset by decreases in travel expenses of $2.4 million and professional consulting costs of $0.3 million.

Other Operating Income

Other operating income was $0.0 for the three months ended March 31, 2021 compared to $15.9 million for the three months ended March 31, 2020, a variance of $15.9 million, primarily related to a gain associated with the sale of our compliance background screening business recorded in 2020.

Investment Income (Loss) and Others, net

Investment income (loss) and others, net was a gain of $1.3 million for the three months ended March 31, 2021, compared to a loss of $1.2 million for the three months ended March 31, 2020. The increase was primarily due to a gain on foreign currencies.

EBITDA Margin

EBITDA for our Insurance segment was $289.0 million for the three months ended March 31, 2021 compared to $273.2 million for the three months ended March 31, 2020. The EBITDA margin for our Insurance segment was 54.0% for the three months ended March 31, 2021 compared to 55.2% for the three months ended March 31, 2020. The decrease in EBITDA margin was primarily due to the gain on sale of our compliance background screening business that was recorded in 2020.

Energy and Specialized Markets

Revenues

Revenues for our Energy and Specialized Markets segment were $156.2 million for the three months ended March 31, 2021 compared to $154.2 million for the three months ended March 31, 2020, an increase of $2.0 million or 1.3%. The increase in Energy and Specialized Markets revenue was primarily due to increases in our environmental health and safety service revenues and core research solutions. These increases were offset by declines in transactional and consulting revenues.

Cost of Revenues

Cost of revenues for our Energy and Specialized Markets segment was $65.0 million for the three months ended March 31, 2021 compared to $66.6 million for the three months ended March 31, 2020, a decrease of $1.6 million or 2.4%. The decrease in cost of revenues was primarily due to decreases in travel expenses of $2.2 million and professional consulting costs of $0.9 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by increases in information technology expenses of $0.7 million, salaries and employee benefits of $0.3 million, data costs of $0.3 million, and other operating costs of $0.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Energy and Specialized Markets segment were $37.9 million for the three months ended March 31, 2021 compared to $37.7 million for the three months ended March 31, 2020, an increase of $0.2 million or 0.7%. The increase in SGA was primarily due to increases in salaries and employee benefits of $0.5 million, information technology expenses of $0.2 million, and other operating costs of $0.6 million. These increases were partially offset by decreases in travel expenses of $1.0 million and professional consulting costs of $0.1 million.

Investment Income (Loss) and Others, net

Investment income (loss) and others, net was a gain of $0.4 million for the three months ended March 31, 2021, compared to a loss of $0.5 million for the three months ended March 31, 2020. The increase was primarily due to a gain on foreign currencies.

EBITDA Margin

EBITDA for our Energy and Specialized Markets segment was $53.7 million for the three months ended March 31, 2021 compared to $49.4 million for the three months ended March 31, 2020. The EBITDA margin for our Energy and Specialized Markets segment was 34.4% for the three months ended March 31, 2021 compared to 32.0% for the three months ended March 31, 2020. The increase in EBITDA margin was primarily related to cost-discipline and a reduction in travel expenses as a result of COVID-19.

Financial Services

Revenues

Revenues for our Financial Services segment were $34.3 million for the three months ended March 31, 2021 compared to $40.3 million for the three months ended March 31, 2020, a decrease of $6.0 million or 15.0%. Our recent disposition of the data warehouse business contributed a net decrease in revenues of $1.4 million. The remaining decrease in Financial Services revenue of $4.6 million or 12.0% was primarily due to projects that did not reoccur and a decline in consulting revenue in connection with the COVID-19 pandemic.

Cost of Revenues

Cost of revenues for our Financial Services segment was $24.2 million for the three months ended March 31, 2021 compared to $23.9 million for the three months ended March 31, 2020, an increase of $0.3 million or 1.6%. Our recent disposition within the Financial Services segment represented a net decrease of $0.7 million in cost of revenues. The remaining cost of revenues increased $1.0 million or 4.4% primarily due to increases in salaries and employee benefits of $0.6 million, data costs of $0.5 million, information technology expenses of $0.4 million, and other operating costs of $0.6 million. These increases were primary offset by decreases in travel expenses of $0.7 million and professional consulting costs of $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Financial Services segment were $7.2 million for the three months ended March 31, 2021 compared to $4.8 million for the three months ended March 31, 2020, an increase of $2.4 million or 49.2%. The increase in SGA was primarily due to increases in salaries and employee benefits of $1.4 million, professional consulting costs of $0.7 million, information technology expenses of $0.2 million, and other operating costs of $0.3 million. These increases were partially offset by a decrease in travel expenses of $0.2 million.

Other Operating Income

Other operating income was $0.0 for the three months ended March 31, 2021 compared to a gain of $3.5 million for the three months ended March 30, 2020. The variance of $3.5 million was primarily due to the gain generated from the sale of our data warehouse business in 2020.

Investment Loss and Others, net

Investment loss and others, net was $0.0 for the three months ended March 31, 2021, compared to a loss of $0.4 million for the three months ended March 31, 2020. The variance of $0.4 million was primarily due to a gain on foreign currencies.

EBITDA Margin

EBITDA for our Financial Services segment was $2.9 million for the three months ended March 31, 2021 compared to $14.7 million for the three months ended March 31, 2020. The EBITDA margin for our Financial Services segment was 8.3% for the three months ended March 31, 2021 compared to 36.4% for the three months ended March 31, 2020. The decrease in EBITDA margin was primarily related to the decrease in revenue and increase in SGA.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents and available-for-sale securities of $395.1 million and $222.9 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2021 and 2020, we repurchased $100.0 million and $173.8 million, respectively, of our common stock. For the three months ended March 31, 2021 and 2020, we also paid dividends of $47.1 million and $43.9 million, respectively.

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

Financing and Financing Capacity

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $3,150.0 million and $3,200.0 million at March 31, 2021 and December 31, 2020, respectively, and we were in compliance with our financial and other debt covenants.

As of March 31, 2021, we had a $1,000.0 million committed senior unsecured Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the share repurchase program (the "Repurchase Program"). As of March 31, 2021, we were in compliance with all financial and other debt covenants under the Credit Facility.

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

As of March 31, 2021 and December 31, 2020, the available capacity under the Credit Facility was $994.9 million and $944.6 million, net of the letters of credit of $5.1 million and $5.4 million, respectively. We had no outstanding borrowings under the Credit Facility as of March 31, 2021 and December 31, 2020.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended
	March 31,
	2021	2020	Percentage change
	(in millions)
Net cash provided by operating activities	$448.7	$362.6	23.7%
Net cash used in investing activities	$(73.7)	$(87.5)	(15.8)%
Net cash used in financing activities	$(199.2)	$(255.4)	(22.0)%

Operating Activities

Net cash provided by operating activities was $448.7 million for the three months ended March 31, 2021 compared to $362.6 million for the three months ended March 31, 2020. The increase in cash provided by operating activities was primarily due to an increase in cash collections from customers and a reduction in travel payments as a result of COVID-19.

Investing Activities

Net cash used in investing activities of $73.7 million for the three months ended March 31, 2021 was primarily related to capital expenditures of $59.2 million and our purchase of controlling interest in Whitespace of $12.8 million. Net cash used in investing activities of $87.5 million for the three months ended March 31, 2020 was primarily related to an investment in a nonpublic company, Vexcel Group, Inc., of $63.8 million in exchange for a noncontrolling 35.0% ownership share and capital expenditures of $52.9 million, partially offset by proceeds of $23.1 million from the sale of our compliance background screening business.

Financing Activities

Net cash used in financing activities of $199.2 million for the three months ended March 31, 2021 was primarily driven by repurchases of common stock of $100.0 million, net repayments of our short-term debt of $50.0 million, and dividend payments of $47.1 million. Net cash used in financing activities of $255.4 million for the three months ended March 31, 2020 was primarily driven by repurchases of common stock of $173.8 million, net repayments of our short-term debt of $55.0 million and dividend payments of $43.9 million, partially offset by proceeds from stock options exercised of $19.2 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 23, 2021.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other postretirement benefits, stock based compensation, income taxes and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 23, 2021. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the items noted below.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks at March 31, 2021 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 23, 2021.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 16 to our condensed consolidated financial statements for the three months ended March 31, 2021 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors

 There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 23, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Our board of directors has authorized the Repurchase Program since May 2010, of up to $4.1 billion, inclusive of the $300.0 million authorization approved by the board on February 16, 2021. As of March 31, 2021, we had $478.8 million available to repurchase shares. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $3,621.2 million. Our share repurchases for the quarter ended March 31, 2021 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
January 1, 2021 through January 31, 2021	192,687	(1)	$207.59	(1)	192,687	$228.8
February 1, 2021 through February 28, 2021	119,549	(1)	$179.28	(1)	119,549	$520.8
March 1, 2021 through March 31, 2021	248,290		$169.16		248,290	$478.8
	560,526	(1)	$178.40	(1)	560,526

(1) In December 2020, we entered into an Accelerated Share Repurchase ("ASR agreement") to repurchase shares of our common stock for an aggregate purchase price of $50.0 million with HSBC Bank USA, N.A. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $50.0 million in January 2021, we received 192,687 shares of our common stock at a price of $207.59 per share. Upon the final settlement in February 2021, we received an additional 70,787 shares as determined by the daily volume weighted average share price of our common stock during the term of the ASR agreement, bringing the total shares received under this ASR agreement to 263,474 and a final average price paid of $189.77 per share.

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

Verisk Analytics, Inc.
(Registrant)

Date: May 4, 2021	By:	/s/ Lee M. Shavel
Lee M. Shavel
Chief Financial Officer and Group President
(Principal Financial Officer and Duly Authorized Officer)