Form 10-Q
period 2021-09-30
Verisk Analytics, Inc.
filed 2021-11-02
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 161,161,375 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020
	(in millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$302.1	$218.8
Accounts receivable, net of allowance for doubtful accounts of $24.2 and $17.7, respectively	468.0	432.4
Prepaid expenses	102.9	81.2
Income taxes receivable	21.0	25.4
Other current assets	40.1	36.4
Total current assets	934.1	794.2
Noncurrent assets:
Fixed assets, net	674.6	632.3
Operating lease right-of-use assets, net	257.6	267.6
Intangible assets, net	1,265.3	1,384.8
Goodwill	4,129.5	4,108.1
Deferred income tax assets	8.7	9.1
Other noncurrent assets	392.7	365.7
Total assets	$7,662.5	$7,561.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$440.0	$407.3
Short-term debt and current portion of long-term debt	766.6	514.3
Deferred revenues	584.4	466.7
Operating lease liabilities	41.3	38.7
Income taxes payable	10.8	3.8
Total current liabilities	1,843.1	1,430.8
Noncurrent liabilities:
Long-term debt	2,343.1	2,699.6
Deferred income tax liabilities	434.8	396.9
Operating lease liabilities	259.0	271.6
Other noncurrent liabilities	48.7	64.7
Total liabilities	4,928.7	4,863.6
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 161,415,070 and 162,817,526 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,567.4	2,490.9
Treasury stock, at cost, 382,587,968 and 381,185,512 shares, respectively	(4,570.2)	(4,179.3)
Retained earnings	5,145.7	4,762.2
Accumulated other comprehensive losses	(428.6)	(375.7)
Total Verisk stockholders' equity	2,714.4	2,698.2
Noncontrolling interest	19.4	—
Total stockholders’ equity	2,733.8	2,698.2
Total liabilities and stockholders’ equity	$7,662.5	$7,561.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except for share and per share data)
Revenues	$759.0	$702.7	$2,232.6	$2,071.2
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	265.3	240.0	792.6	733.4
Selling, general and administrative	115.1	96.4	346.3	304.8
Depreciation and amortization of fixed assets	52.1	49.4	153.9	141.3
Amortization of intangible assets	37.6	41.5	133.1	123.6
Other operating income	—	—	—	(19.4)
Total operating expenses	470.1	427.3	1,425.9	1,283.7
Operating income	288.9	275.4	806.7	787.5
Other income (expense):
Investment income (loss) and others, net	0.1	(0.1)	1.3	(3.1)
Interest expense	(29.9)	(35.3)	(96.8)	(102.9)
Total other expense, net	(29.8)	(35.4)	(95.5)	(106.0)
Income before income taxes	259.1	240.0	711.2	681.5
Provision for income taxes	(54.2)	(54.2)	(186.7)	(145.0)
Net income	204.9	185.8	524.5	536.5
Less: Net income attributable to noncontrolling interest	(3.2)	—	(0.2)	—
Net income attributable to Verisk	$201.7	$185.8	$524.3	$536.5
Basic net income per share attributable to Verisk	$1.25	$1.14	$3.24	$3.30
Diluted net income per share attributable to Verisk	$1.24	$1.12	$3.21	$3.24
Weighted-average shares outstanding:
Basic	161,366,544	162,502,191	162,005,382	162,589,473
Diluted	162,792,791	165,731,226	163,425,349	165,519,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net income	$204.9	$185.8	$524.5	$536.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(80.4)	115.0	(55.2)	(57.7)
Pension and postretirement liability adjustment	0.7	1.3	2.3	3.7
Total other comprehensive (loss) income	(79.7)	116.3	(52.9)	(54.0)
Comprehensive income	125.2	302.1	471.6	482.5
Less: Net income attributable to noncontrolling interest	(3.2)	—	(0.2)	—
Change in foreign currency translation adjustment attributable to noncontrolling interest	0.5	—	0.6	—
Comprehensive income attributable to Verisk	$122.5	$302.1	$472.0	$482.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended September 30, 2021 and 2020

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Verisk Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	(in millions, except for share data)
Balance, July 1, 2021	544,003,038	$0.1	$2,534.9	$(4,423.6)	$4,991.0	$(348.9)	$2,753.5	$16.7	$2,770.2
Net income	—	—	—	—	204.9	—	204.9	—	204.9
Other comprehensive loss	—	—	—	—	—	(79.7)	(79.7)	—	(79.7)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—	(3.2)	—	(3.2)	2.7	(0.5)
Common stock dividend (1)	—	—	—	—	(47.0)	—	(47.0)	—	(47.0)
Treasury stock acquired (798,242 shares)	—	—	—	(150.0)	—	—	(150.0)	—	(150.0)
Stock options exercised (274,052 shares transferred from treasury stock)	—	—	20.1	3.2	—	—	23.3	—	23.3
Restricted stock and performance share units lapsed (1,294 shares transferred from treasury stock)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	11.2	—	—	—	11.2	—	11.2
Net share settlement from restricted stock awards (1,204 shares withheld for tax settlement)	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Other stock issuances (11,647 shares transferred from treasury stock)	—	—	1.4	0.2	—	—	1.6	—	1.6
Balance, September 30, 2021	544,003,038	$0.1	$2,567.4	$(4,570.2)	$5,145.7	$(428.6)	$2,714.4	$19.4	$2,733.8

Balance, July 1, 2020	544,003,038	$0.1	$2,432.8	$(4,088.4)	$4,488.8	$(657.2)	$2,176.1	$—	$2,176.1
Net income	—	—	—	—	185.8	—	185.8	—	185.8
Other comprehensive income	—	—	—	—	—	116.3	116.3	—	116.3
Common stock dividend (1)	—	—	—	—	(44.2)	—	(44.2)	—	(44.2)
Treasury stock acquired (276,290 shares)	—	—	—	(50.0)	—	—	(50.0)	—	(50.0)
Stock options exercised (492,135 shares transferred from treasury stock)	—	—	20.7	5.3	—	—	26.0	—	26.0
Restricted stock lapsed (1,721 shares transferred from treasury stock)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	10.0	—	—	—	10.0	—	10.0
Net share settlement from restricted stock awards (288 shares withheld for tax settlement)	—	—	—	—	—	—	—	—	—
Other stock issuances (13,637 shares transferred from treasury stock)	—	—	1.1	0.2	—	—	1.3	—	1.3
Balance, September 30, 2020	544,003,038	$0.1	$2,464.6	$(4,132.9)	$4,630.4	$(540.9)	$2,421.3	$—	$2,421.3

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Nine Months Ended September 30, 2021 and 2020

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Verisk Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	(in millions, except for share data)
Balance, January 1, 2021	544,003,038	$0.1	$2,490.9	$(4,179.3)	$4,762.2	$(375.7)	$2,698.2	$—	$2,698.2
Net income	—	—	—	—	524.5	—	524.5	—	524.5
Other comprehensive loss	—	—	—	—	—	(52.9)	(52.9)	—	(52.9)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—	(0.2)	—	(0.2)	(0.4)	(0.6)
Investment in noncontrolling interest	—	—	—	—	—	—	—	19.8	19.8
Common stock dividend (1)	—	—	—	—	(140.8)	—	(140.8)	—	(140.8)
Treasury stock acquired (2,192,780 shares)	—	—	—	(400.0)	—	—	(400.0)	—	(400.0)
Stock options exercised (572,213 shares transferred from treasury stock)	—	—	38.0	6.6	—	—	44.6	—	44.6
Restricted stock and performance share units lapsed (182,824 shares transferred from treasury stock)	—	—	(2.1)	2.1	—	—	—	—	—
Stock-based compensation expense	—	—	47.4		—	—	47.4	—	47.4
Net share settlement from restricted stock awards (57,020 shares withheld for tax settlement)	—	—	(11.2)	—	—	—	(11.2)	—	(11.2)
Other stock issuances (35,287 shares transferred from treasury stock)	—	—	4.4	0.4	—	—	4.8	—	4.8
Balance, September 30, 2021	544,003,038	$0.1	$2,567.4	$(4,570.2)	$5,145.7	$(428.6)	$2,714.4	$19.4	$2,733.8

Balance, January 1, 2020	544,003,038	$0.1	$2,369.1	$(3,849.9)	$4,228.4	$(486.9)	$2,260.8	$—	$2,260.8
Adjustment to opening retained earnings related to Topic 326	—	—	—	—	(2.4)	—	(2.4)	—	(2.4)
Net income	—	—	—	—	536.5	—	536.5	—	536.5
Other comprehensive loss	—	—	—	—	—	(54.0)	(54.0)	—	(54.0)
Common stock dividend (1)	—	—	—	—	(132.1)	—	(132.1)	—	(132.1)
Treasury stock acquired (1,892,187 shares)	—	—	—	(298.8)	—	—	(298.8)	—	(298.8)
Stock options exercised (1,308,469 shares transferred from treasury stock)	—	—	57.9	13.9	—	—	71.8	—	71.8
Restricted stock lapsed (137,811 shares transferred from treasury stock)	—	—	(1.5)	1.5	—	—	—	—	—
Stock-based compensation expense	—	—	39.1	—	—	—	39.1	—	39.1
Net share settlement from restricted stock awards (25,187 shares withheld for tax settlement)	—	—	(3.5)	—	—	—	(3.5)	—	(3.5)
Other stock issuances (35,792 shares transferred from treasury stock)	—	—	3.5	0.4	—	—	3.9	—	3.9
Balance, September 30, 2020	544,003,038	$0.1	$2,464.6	$(4,132.9)	$4,630.4	$(540.9)	$2,421.3	$—	$2,421.3

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For The Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$204.9	$185.8	$524.5	$536.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	52.1	49.4	153.9	141.3
Amortization of intangible assets	37.6	41.5	133.1	123.6
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.4	0.5	1.1	1.3
Provision for doubtful accounts	4.3	1.4	13.0	6.8
Gain on sale of assets	—	—	—	(19.4)
Stock-based compensation expense	11.2	10.0	47.4	39.1
Deferred income taxes	1.3	12.4	33.9	10.9
Loss on disposal of fixed assets, net	0.1	0.1	0.1	0.5
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7.9)	26.8	(48.9)	(3.6)
Prepaid expenses and other assets	(4.4)	(8.3)	(27.5)	(62.1)
Operating lease right-of-use assets, net	9.9	9.3	30.9	28.6
Income taxes	10.9	(63.3)	11.5	3.3
Accounts payable and accrued liabilities	49.2	39.2	29.2	(75.5)
Deferred revenues	(71.2)	(90.5)	116.5	94.3
Operating lease liabilities	(10.5)	(8.7)	(31.0)	(16.6)
Other liabilities	(2.7)	1.5	(20.6)	10.2
Net cash provided by operating activities	285.2	207.1	967.1	819.2
Cash flows from investing activities:
Acquisitions and purchase of controlling interest, net of cash acquired of $0.0 and $5.2; and $5.7 and $5.2, respectively	(17.9)	(151.9)	(49.4)	(151.9)
Proceeds from sale of assets	—	—	—	23.1
Investments in nonpublic companies	(6.0)	—	(21.1)	(63.8)
Escrow funding associated with acquisitions	(2.4)	(8.0)	(7.2)	(8.0)
Capital expenditures	(61.4)	(64.8)	(183.1)	(174.4)
Payment of contingent liability related to acquisitions	—	—	(1.2)	—
Other investing activities, net	—	5.7	0.8	10.3
Net cash used in investing activities	(87.7)	(219.0)	(261.2)	(364.7)
Cash flows from financing activities:
Proceeds (repayments) from short-term debt, net	15.0	—	355.0	(495.0)
Repayment of current portion of long-term debt	—	—	(450.0)	—
Proceeds from issuance of short-term debt with original maturities greater than three months	—	—	—	20.0
Repayment of short-term debt with original maturities greater than three months	—	—	—	(20.0)
Proceeds from issuance of long-term debt, inclusive of original issue premium and net of original issue discount	—	—	—	494.8
Payment of debt issuance costs	—	(0.1)	—	(5.7)
Repurchases of common stock	(150.0)	(50.0)	(400.0)	(298.8)
Proceeds from stock options exercised	23.9	26.0	44.9	68.3
Net share settlement of taxes from restricted stock and performance share awards	(0.2)	—	(11.2)	(3.5)
Dividends paid	(46.8)	(43.9)	(141.0)	(131.8)
Payment of contingent liability related to acquisitions	—	—	—	(34.2)
Other financing activities, net	(11.1)	(8.5)	(14.8)	(13.0)
Net cash used in financing activities	(169.2)	(76.5)	(617.1)	(418.9)
Effect of exchange rate changes	(2.5)	0.8	(5.5)	1.3
Net increase (decrease) in cash and cash equivalents	25.8	(87.6)	83.3	36.9
Cash and cash equivalents classified within current assets held for sale, beginning of period	—	—	—	0.3
Cash and cash equivalents, beginning of period	276.3	309.4	218.8	184.6
Cash and cash equivalents, end of period	$302.1	$221.8	$302.1	$221.8
Supplemental disclosures:
Income taxes paid	$45.8	$107.1	$144.7	$132.8
Interest paid	$21.2	$19.2	$90.9	$82.9
Noncash investing and financing activities:
Deferred tax liability established on date of acquisition	$1.1	$1.8	$5.5	$1.8
Finance lease additions	$1.9	$23.8	$4.5	$25.4
Operating lease additions, net of terminations	$11.6	$2.3	$21.0	$47.5
Fixed assets included in accounts payable and accrued liabilities	$10.5	$1.1	$10.5	$1.1
Gain on sale of assets included in other current and long-term assets	$—	$—	$—	$3.5
Held for sale assets contributed to a nonpublic company	$—	$—	$—	$65.9

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

We were established to serve as the parent holding company of Insurance Services Office, Inc. ("ISO") upon the completion of the initial public offering ("IPO"), which occurred on October 9, 2009. ISO was formed in 1971 as an advisory and rating organization for the property and casualty ("P&C") insurance industry to provide statistical and actuarial services, to develop insurance programs, and to assist insurance companies in meeting state regulatory requirements. Over the past decade, we broadened our data assets, entered new markets, placed a greater emphasis on analytics, and pursued strategic acquisitions. We trade under the ticker symbol "VRSK" on the Nasdaq Global Select Market.

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

2. Basis of Presentation and Summary of Significant Accounting Policies:

Our accompanying unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. ("U.S. GAAP"). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets and liabilities, acquisition-related liabilities, fair value of stock-based compensation for stock options and performance share units granted, and assets and liabilities for pension and postretirement benefits. Actual results may ultimately differ from those estimates.

Our condensed consolidated financial statements as of  September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations, and cash flows. Our operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. Our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2021 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. We believe the disclosures made are adequate to keep the information presented from being misleading.

Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on Consolidated Financial Statements or Other Significant Matters
Income Tax (Topic 740), In December 2019, FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" ("ASU No. 2019-12")

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

		Fiscal years beginning after December 15, 2020 with early adoption permitted.	We adopted this amendment on January 1, 2021 on a prospective basis. We evaluated ASU No. 2019-12 and determined that there was no material impact on our Condensed Consolidated Financial Statements.

Compensation-Retirement Benefits-Defined Benefit Plans - General (Subtopic 715-20), In August 2018, the FASB issued ASU No. 2018-14, "Changes to the Disclosure requirements for defined benefit plans" ("ASU No. 2018-14")

This amendment removes certain disclosures that are not considered cost beneficial and helps clarify certain required disclosures along with adding additional disclosures. This impacts employers that sponsor defined benefit pension and/or other postretirement plans. The amendment clarifies guidance in ASC 715-20-50-3 to disclose projected benefit obligation (PBO) and accumulated benefit obligation (ABO).

Fiscal years ending after December 15, 2020 with early adoption permitted.

We adopted ASU No. 2018-14 on December 31, 2020 on a retroactive basis and applied to each comparative period presented in our Consolidated Financial Statements. The adoption of ASU No. 2018-14 did not have a material impact on our Condensed Consolidated Financial Statements.

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three and nine months ended September 30, 2021 and 2020. No individual customer or country outside of the U.S. accounted for 10.0% or more of our consolidated revenues for the three and nine months ended September 30, 2021 or 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Insurance:
Underwriting & rating	$390.5	$353.6	$1,156.0	$1,052.9
Claims	167.4	150.7	487.5	438.9
Total Insurance	557.9	504.3	1,643.5	1,491.8
Energy and Specialized Markets	165.9	158.1	484.4	460.8
Financial Services	35.2	40.3	104.7	118.6
Total revenues	$759.0	$702.7	$2,232.6	$2,071.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
United States ("U.S.")	$568.4	$537.6	$1,698.3	$1,584.2
United Kingdom ("U.K.")	53.4	46.2	152.1	136.0
Other countries	137.2	118.9	382.2	351.0
Total revenues	$759.0	$702.7	$2,232.6	$2,071.2

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of September 30, 2021 and December 31, 2020, we had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (an amount of consideration is due) from the customer. As of September 30, 2021 and December 31, 2020, we had contract liabilities of $587.0 million and $468.2 million, respectively, which relate to future performance obligations that have not been satisfied. The $118.8 million increase in contract liabilities from December 31, 2020 to September 30, 2021 was primarily due to billings of $449.1 million that were paid in advance, partially offset by $330.3 million of revenue recognized in the nine months ended September 30, 2021. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our condensed consolidated balance sheets, respectively, as of September 30, 2021 and December 31, 2020.

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. The disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 98% and 99% of the balance at September 30, 2021 and December 31, 2020, respectively.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of September 30, 2021 and December 31, 2020, we had deferred commissions of $84.0 million and $73.8 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $4.6 million and $4.1 million as of September 30, 2021 and December 31, 2020, respectively. Our investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying condensed consolidated balance sheets.

We elected not to carry our long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of September 30, 2021 and December 31, 2020, respectively:

		2021		2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Senior notes (Note 10)	Level 2	$2,691.6	$3,028.4	$3,140.8	$3,652.2

On February 1, 2020, the sale of the aerial imagery sourcing group was completed. We contributed the assets related to the disposed business and cash of $63.8 million in exchange for a noncontrolling 35.0% ownership interest in a nonpublic company, Vexcel Group, Inc. ("Vexcel"). On May 25, 2021, we made an additional $15.0 million cash investment in Vexcel for an additional 3.7% ownership. As of September 30, 2021 and December 31, 2020, we had an investment of $144.1 million and $129.1 million, respectively, related to such interest. This investment was included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. Refer to Note 7. Dispositions for further discussion.

As of September 30, 2021 and December 31, 2020, we had securities of $161.6 million and $143.1 million, respectively, which were accounted for as cost-based investments. We do not have the ability to exercise significant influence over the investees’ operating and financial policies. As of September 30, 2021 and December 31, 2020, we also had investments in private companies of $51.8 million and $49.5 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25") as equity method investments. These investments were included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, there was no provision for credit losses related to these investments.

5. Leases:

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842, Leases ("ASC 842"). Some leases include the options to extend for up to twenty years, and some include the options to terminate within one year. Extension and termination options are considered in the calculation of our right-of-use ("ROU") assets and lease liabilities when we determine it is reasonably certain that we will exercise those options.

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost (1)	$13.0	$13.4	$39.4	$38.7
Sublease income	(0.4)	—	(1.2)	—
Finance lease costs:
Depreciation of finance lease assets (2)	3.9	3.1	10.7	6.2
Interest on finance lease liabilities (3)	0.2	0.2	0.6	0.5
Total lease cost	$16.7	$16.7	$49.5	$45.4

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(12.9)	$(13.4)	$(38.3)	$(39.0)
Operating cash outflows from finance leases	$(0.2)	$(0.2)	$(0.6)	$(0.5)
Financing cash outflows from finance leases	$(11.1)	$(8.6)	$(14.8)	$(13.0)

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

(3) Included in "Interest expense" in our accompanying condensed consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of September 30, 2021 and 2020, respectively:

	September 30,
	2021	2020
Weighted-average remaining lease term - operating leases (in years)	8.6	9.3
Weighted-average remaining lease term - finance leases (in years)	1.7	2.6
Weighted-average discount rate - operating leases	3.8%	4.1%
Weighted-average discount rate - finance leases	3.9%	4.0%

Our ROU assets and lease liabilities for finance leases were $20.8 million and $14.4 million, respectively, as of September 30, 2021. Our ROU assets and lease liabilities for finance leases were $27.1 million and $24.7 million, respectively, as of December 31, 2020. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying condensed consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying condensed consolidated balance sheets (see Note 10. Debt).

Maturities of lease liabilities for the remainder of 2021 and the years through 2026 and thereafter are as follows:

	September 30, 2021
Years Ending	Operating Leases	Finance Leases
2021	$13.3	$1.8
2022	50.8	12.4
2023	48.2	1.2
2024	39.2	0.2
2025	34.6	0.1
2026 and thereafter	173.0	—
Total lease payments	359.1	15.7
Less: Amount representing interest	(58.8)	(1.3)
Present value of total lease payments	$300.3	$14.4

6. Acquisitions:

2021 Acquisitions and Purchase of Controlling Interest

For the nine months ended September 30, 2021, we had acquisitions and a purchase of controlling interest totaling $56.6 million.

On September 1, 2021, we acquired 100% of the stock of Ignite Software Systems Limited ("Ignite") for a net cash purchase price of $13.8 million. Ignite, a provider of insurance policy administration systems to brokers, managing general agents, and insurers, has become a part of the underwriting & rating category within our Insurance segment. We believe that Ignite's client focus and deep domain knowledge will fit into our business model providing new and existing clients with access to a broader expert advice and service.

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

On March 2, 2021, we acquired a 51% ownership in Whitespace Software Limited ("Whitespace") for a net cash purchase price of $16.8 million. The remaining 49% ownership interest in Whitespace will be acquired by us, in three equal proportions over the next three years, at a purchase price determined based upon a fixed revenue multiple and adjusted for any free cash flow shortfall. Whitespace, a provider of digital placing technology to the (re)insurance market, has become part of the underwriting & rating category within our Insurance segment. We expect our investment in Whitespace to enable a seamless real-time quote-to-bind electronic placing and global distribution solution, with straight-through submissions for our customers.

The preliminary purchase price allocation of the 2021 acquisitions and purchase of controlling interest resulted in the following:

Total
Cash and cash equivalents	$5.7
Accounts receivable	2.6
Other current assets	1.0
Fixed assets	0.1
Operating lease right-of-use assets, net	0.9
Intangible assets	25.3
Goodwill	61.0
Other assets	4.8
Total assets acquired	101.4
Current liabilities	3.3
Deferred revenues	4.7
Operating lease liabilities	1.0
Deferred income tax, net	5.5
Other liabilities	4.8
Total liabilities assumed	19.3
Net assets acquired	82.1
Less: Noncontrolling interest	19.8
Less: Cash acquired	5.7
Net cash purchase price	$56.6

The preliminary amounts assigned to intangible assets by type for the 2021 acquisitions and purchase of controlling interest are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	4	$5.6
Marketing-related	5	1.0
Customer-related	11	16.3
Database-based	2	2.4
Total intangible assets		$25.3

The preliminary allocations of the purchase price for the 2021 and 2020 acquisitions and purchase of controlling interest with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on our condensed consolidated financial statements. The allocations of the purchase price will be finalized once all the information that was known and knowable as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with our acquisitions includes the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as our ability to grow through adding additional customer relationships or new solutions in the future. Of the $61.0 million in goodwill associated with our acquisitions and purchase of controlling interest, $60.1 million is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions and purchase of controlling interest were based upon our valuation model and historical experiences with entities with similar business characteristics.

For the three and nine months ended September 30, 2021, we incurred transaction costs of $0.1 million and $0.9 million, respectively. For the three and nine months ended September 30, 2020, we incurred transaction costs of $0.5 million. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations. The 2021 acquisitions and purchase of controlling interest were immaterial to our condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the applicable acquisition dates. At  September 30, 2021 and December 31, 2020, the current portion of the escrows amounted to $17.7 million and $1.7 million, respectively, and the noncurrent portion of the escrows amounted to $4.6 million and $18.5 million, respectively. The current and noncurrent portions of the escrows have been included in "Other current assets" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets, respectively.

The acquisitions of Arium Limited and Rebmark Legal Solutions Limited included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of  September 30, 2021 and  December 31, 2020 reflect the best estimate of acquisition-related contingent payments. The associated current portion of contingent payments were $0.5 million and $0.6 million as of  September 30, 2021 and  December 31, 2020, respectively. The associated noncurrent portion of contingent payments were $0.0 million and $0.2 million as of  September 30, 2021 and  December 31, 2020, respectively.

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

On February 14, 2020, the sale of the compliance background screening business was completed for net cash proceeds of $23.1 million. A gain of $15.9 million was included in "Other operating income" within our accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020.

On March 1, 2020, the sale of the data warehouse business within the Financial Services segment was completed. We recorded a gain of $3.5 million in "Other operating income" within our accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020.

8. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2020 through September 30, 2021, both in total and as allocated to our operating segments:

	Insurance	Energy and Specialized Markets	Financial Services	Total
Goodwill at December 31, 2020	$1,208.6	$2,423.6	$475.9	$4,108.1
Acquisitions and purchase of controlling interest	40.6	20.4	—	61.0
Purchase accounting reclassifications	1.1	—	—	1.1
Current period adjustment (1)	15.8	(15.8)	—	—
Foreign currency translation adjustment	(7.1)	(33.1)	(0.5)	(40.7)
Goodwill at September 30, 2021	$1,259.0	$2,395.1	$475.4	$4,129.5

_____________

(1) Of which $15.8 million relates to a segment reclassification, refer to Note 14. Segment Reporting

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then an impairment loss is recorded for the difference between the carrying amount and the fair value of the reporting unit. We completed the required annual impairment test as of June 30, 2021 and concluded that there was no impairment of goodwill. There were no triggering events for the three months ended September 30, 2021 that would impact the results of the impairment test performed as of June 30, 2021.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
September 30, 2021
Technology-based	7	$561.3	$(389.0)	$172.3
Marketing-related	15	273.6	(125.6)	148.0
Contract-based	6	5.0	(5.0)	—
Customer-related	13	1,013.3	(407.5)	605.8
Database-based	18	496.3	(157.1)	339.2
Total intangible assets		$2,349.5	$(1,084.2)	$1,265.3
December 31, 2020
Technology-based	7	$559.6	$(349.5)	$210.1
Marketing-related	16	275.2	(113.4)	161.8
Contract-based	6	5.0	(5.0)	—
Customer-related	13	1,004.3	(354.2)	650.1
Database-based	19	501.0	(138.2)	362.8
Total intangible assets		$2,345.1	$(960.3)	$1,384.8

Amortization expense related to intangible assets for the three months ended  September 30, 2021 and 2020 was $37.6 million and $41.5 million, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2021 and 2020 was $133.1 million and $123.6 million, respectively. Estimated amortization expense for the remainder of 2021 and the years through 2026 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2021	$43.6
2022	159.5
2023	145.8
2024	140.2
2025	115.3
2026 and thereafter	660.9
Total	$1,265.3

9. Income Taxes:

Our effective tax rate for the three and nine months ended September 30, 2021 was 20.9% and 26.3% compared to the effective tax rate for the three and nine months ended September 30, 2020 of 22.6% and 21.3%. The effective tax rate for the three months ended  September 30, 2021 was lower than the effective tax rate for the three months ended September 30, 2020 primarily due to the deferred tax impact of the prior year United Kingdom tax rate increase from 17% to 19% that was enacted and recorded in the prior period ended September 30, 2020. This decrease was partially offset by the impact of reduced stock option exercises resulting in lower tax benefits from equity compensation in the current period versus the prior period. The effective tax rate for the nine months ended September 30, 2021 was higher than the effective tax rate for the nine months ended September 30, 2020 primarily due to the larger deferred tax impact of the current year tax rate increase from 19% to 25% in the United Kingdom that was enacted and recorded in the second quarter of 2021, as well as the impact of reduced stock option exercises resulting in lower tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local taxes.

10. Debt:

The following table presents short-term and long-term debt by issuance as of September 30, 2021 and December 31, 2020:

	Issuance Date	Maturity Date	2021	2020
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$405.0	$50.0
Senior notes:
4.125% senior notes, less unamortized discount and debt issuance costs of $(0.6)	9/12/2012	9/12/2022	349.4	—
5.800% senior notes, less unamortized discount and debt issuance costs of $(0.1)	4/6/2011	5/1/2021	—	449.9
Finance lease liabilities (1)	Various	Various	12.2	14.4
Short-term debt and current portion of long-term debt			766.6	514.3
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(10.4) and $(10.7), respectively	5/13/2020	5/15/2050	489.6	489.3
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $11.3 and $12.4, respectively	3/6/2019	3/15/2029	611.3	612.4
4.000% senior notes, less unamortized discount and debt issuance costs of $(4.5) and $(5.4), respectively	5/15/2015	6/15/2025	895.5	894.6
5.500% senior notes, less unamortized discount and debt issuance costs of $(4.2) and $(4.3), respectively	5/15/2015	6/15/2045	345.8	345.7
4.125% senior notes, less unamortized discount and debt issuance costs of $(1.1)	9/12/2012	9/12/2022	—	348.9
Finance lease liabilities (1)	Various	Various	2.2	10.3
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.3)	(1.6)
Long-term debt			2,343.1	2,699.6
Total debt			$3,109.7	$3,213.9

_______________

(1) Refer to Note 5. Leases

As of September 30, 2021 and December 31, 2020, we had senior notes with an aggregate principal amount of $2,700.0 million and $3,150.0 million outstanding, respectively, and were in compliance with our financial and other debt covenants.

As of September 30, 2021, we had a $1,000.0 million committed senior unsecured Credit Facility (the "Credit Facility") with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., First Commercial Bank, Ltd., Los Angeles Branch, TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of September 30, 2021, we were in compliance with all financial and other debt covenants under the Credit Facility. As of September 30, 2021 and December 31, 2020, the available capacity under the Credit Facility was $589.9 million and $944.6 million, net of the letters of credit of $5.1 million and $5.4 million, respectively. Subsequent to September 30, 2021, we made repayments of $20.0 million under the Credit Facility.

11. Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of  September 30, 2021 and December 31, 2020. Our common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board. At September 30, 2021 and December 31, 2020, the closing price of our common stock was $200.27 and $207.59 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of September 30, 2021 and December 31, 2020.

On February 17, 2021, April 28, 2021, and July 28, 2021, our Board approved a cash dividend of $0.29 per share of common stock issued and outstanding to the holders of record as of March 15, 2021,  June 15, 2021, and September 15, 2021, respectively. Cash dividends of $141.0 million and $131.8 million were paid during the nine months ended September 30, 2021 and 2020 and recorded as a reduction to retained earnings, respectively.

Share Repurchase Program

Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have authorized repurchases of up to $4,600.0 million of our common stock through our Repurchase Program, inclusive of the $500.0 million authorization approved by our Board on August 17, 2021. We have repurchased shares with an aggregate value of $3,921.2 million. As of September 30, 2021, we had $678.8 million available to repurchase shares through our Repurchase Program. We have no obligation to repurchase stock under this program and intend to use this authorization as a means of offsetting dilution from the issuance of shares under our 2021 Equity Incentive Plan (the "2021 Incentive Plan"), our 2013 Equity Incentive Plan (the "2013 Incentive Plan"), our 2009 Equity Incentive Plan (the "2009 Incentive Plan"), our sharesave plan ("U.K. Sharesave Plan"), and our employee stock purchase plan ("ESPP") while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under our Repurchase Program will be recorded as treasury stock and will be available for future issuance.

In December 2020, March 2021, and June 2021, we entered into Accelerated Share Repurchase ("ASR") agreements to repurchase shares of our common stock for an aggregate purchase price of $50.0 million, $125.0 million, and $150.0 million with HSBC Bank USA, N.A and Citibank, N.A. The ASR agreements are each accounted as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. Upon payment of the aggregate purchase price on January 4, 2021, April 1, 2021, and July 1, 2021, we received an aggregate delivery of 192,687, 565,963, and 686,813 shares of our common stock at a price of $207.59, $176.69, and $174.72, respectively. Upon the final settlement of the ASR agreements in February 2021,  May 2021, and September 2021, we received an additional 70,787, 121,965, and 111,429 shares, respectively, as determined by the volume weighted average share price of our common stock during the term of the ASR agreements. The aggregate purchase price was recorded as a reduction to stockholders' equity in our condensed consolidated statements of changes in stockholders' equity for the nine months ended September 30, 2021. These repurchases of 1,749,644 shares for the nine months ended September 30, 2021 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

During the nine months ended September 30, 2021, we repurchased 2,192,780 shares of common stock with an aggregate value of $400.0 million as part of the Repurchase Program, inclusive of the ASR, at a weighted average price of $182.41 per share. We utilized cash from operations and borrowings from our Credit Facility to fund these repurchases.

Treasury Stock

As of September 30, 2021, our treasury stock consisted of 382,587,968 shares of common stock, carried at cost. During the nine months ended September 30, 2021, we transferred 790,324 shares of common stock from the treasury shares at a weighted average treasury stock price of $11.54 per share.

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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator used in basic and diluted EPS:
Net income attributable to Verisk	$201.7	$185.8	$524.3	$536.5
Denominator:
Weighted average number of common shares used in basic EPS	161,366,544	162,502,191	162,005,382	162,589,473
Effect of dilutive shares:
Potential common shares issuable from stock options and stock-based awards	1,426,247	3,229,035	1,419,967	2,930,426
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	162,792,791	165,731,226	163,425,349	165,519,899

The potential shares of common stock that were excluded from diluted EPS were 740,090 and 40,741 for the three months ended  September 30, 2021 and 2020, and 824,067 and 675,324 for the nine months ended September 30, 2021 and 2020, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses as of September 30, 2021 and December 31, 2020:

	2021	2020
Foreign currency translation adjustment	$(347.4)	$(292.2)
Pension and postretirement adjustment, net of tax	(81.2)	(83.5)
Accumulated other comprehensive losses	$(428.6)	$(375.7)

The before tax and after tax amounts of other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended September 30, 2021
Foreign currency translation adjustment	$(80.4)	$—	$(80.4)
Pension and postretirement adjustment before reclassifications	2.1	(0.6)	1.5
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.1)	0.3	(0.8)
Pension and postretirement adjustment	1.0	(0.3)	0.7
Total other comprehensive loss	$(79.4)	$(0.3)	$(79.7)
For the Three Months Ended September 30, 2020
Foreign currency translation adjustment	$115.0	$—	$115.0
Pension and postretirement adjustment before reclassifications	3.5	(0.8)	2.7
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.8)	0.4	(1.4)
Pension and postretirement adjustment	1.7	(0.4)	1.3
Total other comprehensive income	$116.7	$(0.4)	$116.3

	Before Tax	Tax (Expense) Benefit	After Tax
For the Nine Months Ended September 30, 2021
Foreign currency translation adjustment	$(55.2)	$—	$(55.2)
Pension and postretirement adjustment before reclassifications	6.2	(1.6)	4.6
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(3.1)	0.8	(2.3)
Pension and postretirement adjustment	3.1	(0.8)	2.3
Total other comprehensive loss	$(52.1)	$(0.8)	$(52.9)
For the Nine Months Ended September 30, 2020
Foreign currency translation adjustment	$(57.7)	$—	$(57.7)
Pension and postretirement adjustment before reclassifications	9.7	(2.3)	7.4
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(4.9)	1.2	(3.7)
Pension and postretirement adjustment	4.8	(1.1)	3.7
Total other comprehensive loss	$(52.9)	$(1.1)	$(54.0)

_______________

(1)

These accumulated other comprehensive loss components, before tax, are included under "Cost of revenues" and "Selling, general and administrative" in our accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 13. Pension and Postretirement Benefits for additional details).

12. Equity Compensation Plans:

On May 19, 2021 (the "Approval Date"), our shareholders approved the Verisk Analytics, Inc. 2021 Incentive Plan, which replaced the 2013 Incentive Plan for any new grants made after the Approval Date. As of the Approval Date, the number of shares of our common stock available for issuance under the 2021 Incentive Plan was 16,000,000, reduced by (i) one share for every one share that was subject to an option or stock appreciation right granted after December 31, 2020 and prior to the Approval Date under the 2013 Incentive Plan, and (ii) two and one-half shares for every one share that was subject to any award other than an option or stock appreciation right granted after December 31, 2020 and prior to the Approval Date under the 2013 Incentive Plan. All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan, our 2013 Incentive Plan, or our 2009 Incentive Plan. Awards under our 2021 Incentive Plan  may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of September 30, 2021, there were 14,907,596 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the nine months ended  September 30, 2021 and 2020 was $44.9 million and $68.3 million, respectively.

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

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021, 2013, and 2009 Incentive Plans as of December 31, 2020 and September 30, 2021 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share
			(in millions)
Outstanding at December 31, 2020	5,611,777	$98.28	$613.4	390,054	$131.63	145,609		$170.75
Granted	748,936	$189.26		155,500	$188.74	59,144		$210.07
Dividend reinvestment	—	$—		—	$—	773		N/A
Exercised or lapsed	(572,213)	$78.63	$60.4	(165,065)	$121.03	(42,610)		$140.70
Canceled, expired or forfeited	(129,363)	$153.70		(23,890)	$156.44	—
Outstanding at September 30, 2021	5,659,137	$111.03	$505.0	356,599	$159.62	162,916		$192.99
Exercisable at September 30, 2021	3,765,059	$86.31	$429.1
Exercisable at December 31, 2020	3,494,164	$76.84	$456.9
Nonvested at September 30, 2021	1,894,078			356,599		162,916
Expected to vest at September 30, 2021	1,681,038			319,534		135,055	(1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the nine months ended September 30, 2021 and 2020:

	2021	2020
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	23.66%	18.41%
Risk-free interest rate	0.39%	1.53%
Expected term in years	4.3	4.3
Dividend yield	0.63%	0.71%
Weighted average grant date fair value per stock option	$35.14	$25.77

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

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of our common stock as of the reporting date. Excess tax benefits from exercised stock options were recorded as income tax benefit in our condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 5.9 years and 4.7 years for the outstanding and exercisable stock options, respectively, as of September 30, 2021.

For the nine months ended September 30, 2021, there was $100.9 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the nine months ended September 30, 2021 and 2020, we granted 11,254 and 8,174 stock options under our U.K. Sharesave Plan. As of September 30, 2021, there were 450,291 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

Our ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount of its fair market value at the time of purchase. During the nine months ended September 30, 2021 and 2020, we issued 27,621 and 25,312 shares of common stock at a weighted discounted price of $173.61 and $155.14 for the ESPP, respectively. As of  September 30, 2021, there were 1,232,645 shares of common stock reserved and available for future issuance under our ESPP.

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

We also provide certain healthcare and life insurance benefits to certain qualifying active and retired employees. Our Postretirement Health and Life Insurance Plan (the "Postretirement Plan"), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage. The components of net periodic (benefit) cost for the three and nine months ended September 30, 2021 and 2020 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$2.7	$2.9	$—	$—
Expected return on plan assets	(8.2)	(7.9)	(0.1)	(0.1)
Amortization of net actuarial loss	1.0	1.7	0.1	0.1
Net periodic benefit	$(4.5)	$(3.3)	$—	$—
Employer contributions, net	$0.2	$0.2	$1.3	$0.1

	Pension Plan and SERP		Postretirement Plan
	For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$8.3	$9.8	$0.1	$0.1
Expected return on plan assets	(24.6)	(22.3)	(0.2)	(0.2)
Amortization of prior service cost (credit)	0.1	0.1	(0.1)	(0.1)
Amortization of net actuarial loss	2.9	4.6	0.2	0.3
Net periodic (benefit) cost	$(13.3)	$(7.8)	$—	$0.1
Employer contributions, net	$0.6	$0.6	$1.7	$0.9

The expected contributions to the Pension Plan, SERP, and Postretirement Plan for the year ending  December 31, 2021 are consistent with the amounts previously disclosed as of December 31, 2020.

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

Insurance: We are the leading provider of statistical, actuarial, and underwriting data for the U.S. P&C insurance industry. Our databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants, and fire suppression capabilities of municipalities. We use this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies, which are accessed via a hosted platform. We also develop solutions that our customers use to analyze key processes in managing risk. Our combination of algorithms and analytic methods incorporate our proprietary data to generate solutions. We also help businesses and governments better anticipate and manage climate and weather-related risks. In most cases, our customers integrate the solutions into their models, formulas, or underwriting criteria in order to predict potential loss events, ranging from hurricanes to earthquakes. We develop catastrophe and extreme event models and offer solutions covering natural and man-made risks, including acts of terrorism. We further develop solutions that allow customers to quantify costs after loss events occur. Our multitier, multispectral terrestrial imagery and data acquisition, processing, analytics, and distribution system using the remote sensing and machine learning technologies helps gather, store, process, and deliver geographic and spatially referenced information that supports uses in many markets. Additionally, we offer fraud-detection solutions including review of data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sector. Our underwriting & rating, insurance anti-fraud claims, catastrophe modeling, loss quantification, and weather risk solutions are included in this segment. During the first quarter of 2021, due to management restructuring, our CODM reorganized Atmospheric and Environmental Research ("AER"), an immaterial component of the Energy and Specialized Markets segment, to the Insurance segment. Consequently, AER became part of the underwriting and rating category within the Insurance segment. The inclusion of AER within our Insurance segment better aligns with how our CODM makes operating decisions, assesses the performance of the business, and allocates resources. Our prior year results have been recast to reflect this change. The related impact to our condensed consolidated financial statements was not material for all periods presented.

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

The following tables provide our revenue and EBITDA by reportable segment for the three and nine months ended September 30, 2021 and 2020, and the reconciliation of EBITDA to income before income taxes as shown in our accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	September 30, 2021				September 30, 2020
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$557.9	$165.9	$35.2	$759.0	$504.3	$158.1	$40.3	$702.7
Expenses:
Cost of revenues (exclusive of items shown separately below)	(176.9)	(67.3)	(21.1)	(265.3)	(154.9)	(60.6)	(24.5)	(240.0)
Selling, general and administrative	(69.4)	(38.3)	(7.4)	(115.1)	(57.0)	(35.0)	(4.4)	(96.4)
Investment (loss) income and others, net	(0.1)	0.2	—	0.1	(0.3)	(0.1)	0.3	(0.1)
EBITDA	$311.5	$60.5	$6.7	378.7	$292.1	$62.4	$11.7	366.2
Depreciation and amortization of fixed assets				(52.1)				(49.4)
Amortization of intangible assets				(37.6)				(41.5)
Interest expense				(29.9)				(35.3)
Income before income taxes				$259.1				$240.0

	For the Nine Months Ended
	September 30, 2021				September 30, 2020
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$1,643.5	$484.4	$104.7	$2,232.6	$1,491.8	$460.8	$118.6	$2,071.2
Expenses:
Cost of revenues (exclusive of items shown separately below)	(522.9)	(199.5)	(70.2)	(792.6)	(473.4)	(189.2)	(70.8)	(733.4)
Selling, general and administrative	(210.8)	(113.1)	(22.4)	(346.3)	(184.4)	(106.9)	(13.5)	(304.8)
Other operating income	—	—	—	—	15.9	—	3.5	19.4
Investment income (loss) and others, net	1.4	—	(0.1)	1.3	(1.6)	(1.3)	(0.2)	(3.1)
EBITDA	$911.2	$171.8	$12.0	1,095.0	$848.3	$163.4	$37.6	1,049.3
Depreciation and amortization of fixed assets				(153.9)				(141.3)
Amortization of intangible assets				(133.1)				(123.6)
Interest expense				(96.8)				(102.9)
Income before income taxes				$711.2				$681.5

Long-lived assets by country are provided below:

	September 30, 2021	December 31, 2020
Long-lived assets:
U.S.	$3,520.3	$3,525.0
U.K.	2,759.1	2,775.8
Other countries	449.0	466.8
Total long-lived assets	$6,728.4	$6,767.6

15. Related Parties:

We consider our stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. For the nine months ended September 30, 2021 and 2020, we had no material transactions with related parties owning more than 5.0% of the entire class of stock.

16. Commitments and Contingencies:

We are a party to legal proceedings with respect to a variety of matters in the ordinary course of business, including the matters described below. With respect to ongoing matters, we are unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to ongoing matters or the impact these matters may have on our results of operations, financial position, or cash flows. Although we believe we have strong defenses and have appealed adverse rulings to us, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, financial position, or cash flows.

Xactware Solutions, Inc. Patent Litigation

On October 8, 2015, we were served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey (the "Court"). The complaint alleged that our Roof InSight (now known as Geomni Roof), Property InSight product (now known as Geomni Property) and Aerial Sketch product in combination with our Xactimate product infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 8,078,436 (the "436 patent"), 8,170,840 (the "840 patent"), 8,209,152 (the "152 patent"), 8,542,880 (the "880 patent"), 8,818,770 (the "770 patent"), 8,823,732 (the "732 patent"), and 8,825,454 (the "454 patent"). On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 9,129,376 (the "376 patent") and 9,135,737 (the "737 patent") to the lawsuit. The First Amended Complaint sought an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, including by way of inducement, the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 19, 2017, the District Court entered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to the 880 and 732 patents, and certain asserted claims of the 436, 840, 152, 770, 454, 376 and 737 patents (collectively the "Patents in Suit"). Subsequently, Eagle View dropped the 152 patent and the 737 patent and reduced the number of asserted claims from the five remaining Patents in Suit to six asserted claims. On September 25, 2019, following a trial, the jury determined that we had willfully infringed the six asserted claims, and assessed damages in the amount of $125.0 million. After trial, Eagle View moved for a temporary restraining order ("TRO") and a permanent injunction preventing our sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. The Court granted the motion for a TRO on September 26, 2019 and on October 18, 2019, issued an Order permanently enjoining our sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. On March 2, 2020, the Court signed an Order staying execution of the $125.0 million judgment pending our appeal, and we subsequently secured a supersedeas bond in the amount of $137.5 million to satisfy the New Jersey court rule requiring a bond in the amount of 110% of the monetary judgment. In addition, Eagle View asked the Court to award enhanced damages by trebling the jury's damages award, together with attorneys' fees, costs, and pre- and post-judgment interest. We opposed all of Eagle View's requests and asked the Court for judgment as a matter of law and for a new trial. Eagle View opposed our requests. On September 9, 2020, the Court denied our motion seeking judgment as a matter of law and a new trial. We timely filed our Amended Notice of Appeal on October 8, 2020. Eagle View filed a motion to dismiss or deactivate the appeal for lack of appellate jurisdiction on November 4, 2020 which was denied by the Federal Circuit on December 15, 2020. We filed our appellate brief on December 24, 2020. On February 16, 2021, the Court granted Eagle View's motion for enhanced damages and attorneys' fees. The Court trebled the jury's award of $125.0 million, awarding enhanced damages for a total of $375.0 million, and also awarded Eagle View pre-judgment and post-judgment interest. The Court's award of Eagle View's attorneys' fees was limited to the period just before the commencement of trial through the trial, and did not include the earlier approximately four-year period in the case. On March 17, 2021, we filed an unopposed application with the Federal Circuit seeking consolidation of our appeals addressing the trial Court’s findings on infringement, the denial of our motion for judgment as a matter of law and a new trial, and the Court’s Order on enhanced damages. As of June 29, 2021, the appeal was fully briefed. Following the outcome of the trial in 2019, we established a $125.0 million reserve in connection with this litigation, which was included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2019. Since the appeal to the Federal Circuit remains pending, it is not reasonably possible to determine the ultimate resolution of this matter at this time. While the ultimate resolution of this matter remains uncertain at this time, should our appeal be unsuccessful, we could incur additional expenses up to the amount by which the enhanced damages award, plus pre-judgment and post-judgment interest and attorneys' fees, exceeds the existing $125.0 million reserve. On April 15, 2021, the Court signed an order continuing the stay of execution of the monetary judgment. In light of the Court’s Order enhancing damages, we posted an additional bond in the amount of $305.0 million. On July 2, 2021, Eagle View sent us a cease and desist letter claiming that our Roof Underwriting Report (“RUR”) product infringes its asserted patents, and therefore, violates the trial court’s permanent injunction. On July 15, we responded with a letter denying infringement and violation of the injunction, and explaining how our RUR is vastly different from the asserted patents.  On August 9, 2021, Eagle View filed a motion to initiate contempt proceedings against us for alleged violation of the injunction, seeking a Temporary Restraining Order prohibiting us from offering, marketing or selling our RUR and asking the court to grant discovery to assess our RUR and determine whether we are complying with the injunction. The court granted limited expedited discovery which is currently ongoing. On October 8, 2021, the Federal Circuit Court of Appeals heard oral argument in our appeal.

    ERISA Litigation

On September 24, 2020, former employees Jillyn Peterson, Gabe Hare, Robert Heynen and Adam Krajewski ("Plaintiffs"), filed suit in the United States District Court, District of New Jersey (No. 2:20-cv-13223-CCC-MF) against Defendants Insurance Services Office Inc. ("ISO"), the Plan Administration Committee of Insurance Services Office Inc. and its members ("Committee Defendants"), and the Trust Investment Committee of Insurance Services Office Inc. and its members. The class action complaint alleges violations of the Employee Retirement Income Security Act, ("ERISA"). The class is defined as all persons who were participants in or beneficiaries of the ISO 401(k) Savings and Employee Stock Ownership Plan ("Plan"), at any time between September 24, 2014 through the date of judgment. The complaint alleges that all defendants are fiduciaries with respect to the Plan. Plaintiffs challenge the amount of fees paid by Plan participants to maintain the investment funds in the plan portfolio and the amount of recordkeeper fees paid by participants. Plaintiffs allege that by permitting the payment of excessive fees, the Committee Defendants breached their ERISA duties of prudence and loyalty. Plaintiffs further allege that ISO breached its ERISA duty by failing to monitor the Committee Defendants who they allege committed known breaches of their fiduciary duties. The complaint does not specify damages but alleges the fiduciary breaches cost Plan participants millions of dollars. Defendants filed their motion to dismiss the complaint on January 12, 2021, which the Court partially denied on April 13, 2021. The parties are currently proceeding with discovery. At this time, it is not possible to reasonably estimate the liability related to this matter as the case is still in its early stages.

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

Jornaya Litigation

On December 10, 2020, we were served with a putative class action lawsuit brought by Erica Jackson in the Court of Common Pleas of Lackawanna County, Pennsylvania against Lead Intelligence, Inc. d/b/a Jornaya ("we" or "us"), Case No. 2020 CV 03695. The class complaint alleges that we violated Pennsylvania’s Wiretap Act ("PWA"), 18 Pa. Const. Stat. § 5701 et seq. by "wiretapping" and "intercepting" the plaintiff’s communications on the website colleges.educationgrant.com. The plaintiff alleges a class of all persons whose electronic communications were intercepted through the use of our wiretapping on the website. The complaint claims damages pursuant to the PWA for actual damages, but not less than liquidated damages computed at the rate of $100 a day for each day of violation, or $1,000, whichever is higher, punitive damages, and reasonable attorney's fees and other litigation costs. On February 16, 2021, we filed preliminary objections to the plaintiff’s complaint, the plaintiff opposed, and the Court ultimately denied our preliminary objections. We subsequently filed a petition to compel arbitration and a motion to stay this action pending the completion of the parties’ arbitration proceedings. On September 30, 2021, the court denied our motions without issuing a written opinion and directed the parties to proceed with discovery. On October 8, 2021, we filed a Notice of Appeal to seek review of the lower court’s decision with the Pennsylvania appellate court system. At this time, it is not possible to reasonably estimate the liability related to this matter.

Financial Services Government Inquiry

We continue to cooperate with an inquiry by the civil division of the United States Attorney’s Office for the Eastern District of Virginia related to government contracts within our financial services segment. The inquiry is ongoing, we have voluntarily produced documents, and we cannot anticipate the timing, outcome or possible impact of the inquiry, financial or otherwise.

Breach of Contract Litigation

On April 2, 2021, Leica Geosystems ("Leica") and its subsidiary, Intergraph Corporation filed a lawsuit against Verisk Analytics and Geomni, Inc. ("we" "our" or "us") in the Circuit Court of Madison County, Alabama, titled Leica Geosystems AG, et al. v. Geomni, Inc., Verisk Analytics, Inc., Vexcel Imaging, Inc., et al. Co-Defendant, Vexcel Imaging, through its subsidiary, GV Air, is alleged to have breached a master lease agreement related to Leica’s aerial sensor units. The complaint further alleges breach of a license agreement for royalties earned from the sale of aerial imagery data, and breach of a mutual nondisclosure agreement related to the alleged disclosure of confidential information to co-defendant, Vexcel Imaging. Leica seeks compensatory and punitive damages, as well as attorney’s fees and costs. We filed a motion to dismiss the Plaintiffs’ claims and the hearing has been reset for January 7, 2022. At this time, it is not possible to reasonably estimate the liability related to this matter.

Wood Mackenzie Litigation

On August 10, 2021, S&P Global Inc. d/b/a Platts filed a lawsuit against Wood Mackenzie (“we,” “us,” or “our”) in the United States District Court for the Southern District of New York, titled S&P Global Inc. d/b/a Platts v. Wood Mackenzie Ltd., Civil Action No. 21-cv-6739. The Complaint alleges that our use of Platts’ data exceeded the scope of the applicable licensing agreement between the two parties. Platts seeks to recover actual damages as a result of the alleged breach of the agreement, attorney’s fees and costs, as well as injunctive relief requiring Wood Mackenzie to cease all use of its proprietary data. The deadline to file our responsive pleading is November 9, 2021. At this time, it is not possible to reasonably estimate the liability related to this matter.

17. Subsequent Events:

In September 2021, we entered into an additional ASR agreement with Wells Fargo Bank to repurchase shares of our common stock for an aggregate purchase price of $75.0 million. Upon payment of the aggregate purchase price on October 1, 2021, we received an initial delivery of 299,595 shares of our common stock at a price of $200.27 per share, representing approximately $60.0 million of the aggregate purchase price. Upon the final settlement of the ASR agreement in December 2021, we may be entitled to receive additional shares of our common stock or, under certain limited circumstances, be required to deliver shares to the counter-party. See Note 11. Stockholders' Equity for further discussion.

On October 19, 2021, we entered into an agreement to acquire approximately 96.7% of the stock of ACTINEO with an option to acquire the remaining shares at a future date, for a net cash purchase price of approximately $135.0 million, subject to regulatory approval. We expect to fund this acquisition by our operating cash on hand and/or borrowing from our credit facility. ACTINEO offers a comprehensive portfolio of services, technology and data solutions to support the entire bodily injury settlement process. With this acquisition, we will add ACTINEO's established claims management solutions to our leading data analytics and insurance ecosystem, providing customers with digitalization and medical expertise solutions throughout the entire claims process. The purchase price to be paid will be adjusted prior to closing to reflect certain pre-closing adjustments. Once the acquisition is completed, ACTINEO will be part of the claims vertical within our Insurance segment.

On November 2, 2021, we acquired 100% of the stock of Data Driven Safety, LLC ("DDS") for a net cash purchase price of $93.2 million, of which $2.0 million represents indemnity escrows. DDS, a leading public record data aggregation firm that specializes in driver risk assessment in the United States, has become a part of the underwriting & rating category within our Insurance segment. We believe that DDS will expand our robust auto insurance analytics, providing insurers with information to further refine underwriting, improve the customer experience and promote public safety.

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

We organize our business in three segments: Insurance, Energy and Specialized Markets, and Financial Services. Our Insurance segment provides underwriting and rating, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 73% and 72% of our revenues for the nine months ended September 30, 2021 and 2020, respectively. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented approximately 22% of our revenues for the nine months ended September 30, 2021 and 2020. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators, and merchants. Our Financial Services segment's revenues represented approximately 5% and 6% of our revenues for the nine months ended September 30, 2021 and 2020, respectively. During the first quarter of 2021, due to management restructuring, our CODM reorganized Atmospheric and Environmental Research ("AER"), an immaterial component of our Energy and Specialized Markets segment, to the Insurance segment. See Note 14. Segment Reporting for further discussion.

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

In March 2020, we analyzed our solutions and services to assess the impact of COVID-19 on our revenue streams. We did not identify any material impact stemming from COVID-19 on approximately 85% of our revenues as much of these revenues are subscription in nature and subject to long-term contracts. These revenues grew approximately 6% for the three months ended September 30, 2021 as compared to September 30, 2020.

Of the remaining 15%, we have identified specific solutions and services, largely transactional in nature, that are being impacted by COVID-19. The primary causal factors are lower auto and travel insurance activity, the inability to enter commercial buildings to perform engineering analyses, decreased capital expenditure in the energy sector, and reduced levels of advertising by financial institutions and marketers. The portion of our revenue that is attributable to these solutions has been negatively impacted by COVID-19 beginning in March 2020 with the onset of the pandemic. These revenues increased approximately 2% for the three months ended September 30, 2021 as compared to the same quarter in 2020. As the global outbreak of COVID-19 continues to evolve, management continues to closely monitor its impact on our business.

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

EBITDA margin. We use EBITDA margin as a metric to assess segment performance and scalability of our business. We assess EBITDA margin based on our ability to increase revenues while controlling expense growth. We calculate EBITDA margin as EBITDA divided by revenues.

Revenues

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business.

 Approximately 81% and 82% of the revenues in our Insurance segment for the nine months ended September 30, 2021 and 2020 were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 83% and 85% of the revenues in our Energy and Specialized Markets segment for the nine months ended September 30, 2021 and 2020 were derived from hosted subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include most of the top 10 global energy providers. Approximately 84% and 76% of the revenues in our Financial Services segment for the nine months ended September 30, 2021 and 2020 were derived from subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include financial institutions, payment networks and processors, alternative lenders, regulators, merchants, and the top 30 credit card issuers in North America, the United Kingdom, and Australia.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the nine months ended September 30, 2021 and 2020, approximately 19% and 18% of our consolidated revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 58% and 60% of our total operating expenses for the nine months ended September 30, 2021 and 2020, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Cost of Revenues. Our cost of revenues consists primarily of personnel expenses. Cost of revenues also includes the expenses associated with the acquisition, disposition and verification of data, the maintenance of our existing solutions, and the development and enhancement of our next-generation solutions. Our cost of revenues excludes depreciation and amortization.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of personnel costs. A portion of the other costs such as facilities, insurance, and communications are also allocated to selling, general and administrative expenses based on the nature of the work being performed by the employee. Our selling, general and administrative expenses exclude depreciation and amortization.

Condensed Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2021	2020	Change	2021	2020	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$557.9	$504.3	10.6%	$1,643.5	$1,491.8	10.2%
Energy and Specialized Markets	165.9	158.1	5.0%	484.4	460.8	5.1%
Financial Services	35.2	40.3	(12.7)%	104.7	118.6	(11.8)%
Revenues	759.0	702.7	8.0%	2,232.6	2,071.2	7.8%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	265.3	240.0	10.6%	792.6	733.4	8.1%
Selling, general and administrative	115.1	96.4	19.4%	346.3	304.8	13.6%
Depreciation and amortization of fixed assets	52.1	49.4	5.5%	153.9	141.3	8.9%
Amortization of intangible assets	37.6	41.5	(9.4)%	133.1	123.6	7.7%
Other operating income	—	—	N/A	—	(19.4)	(100.0)%
Total operating expenses	470.1	427.3	10.0%	1,425.9	1,283.7	11.1%
Operating income	288.9	275.4	4.9%	806.7	787.5	2.4%
Other income (expense):
Investment income (loss) and others, net	0.1	(0.1)	(212.5)%	1.3	(3.1)	(143.2)%
Interest expense	(29.9)	(35.3)	(15.5)%	(96.8)	(102.9)	(5.9)%
Total other expense, net	(29.8)	(35.4)	(16.3)%	(95.5)	(106.0)	(9.9)%
Income before income taxes	259.1	240.0	8.0%	711.2	681.5	4.4%
Provision for income taxes	(54.2)	(54.2)	—%	(186.7)	(145.0)	28.8%
Net income	204.9	185.8	10.4%	524.5	536.5	(2.2)%
Less: Net income attributable to noncontrolling interest	(3.2)	—	N/A	(0.2)	—	N/A
Net income attributable to Verisk	$201.7	$185.8	8.6%	$524.3	$536.5	(2.3)%
Basic net income per share attributable to Verisk:	$1.25	$1.14	9.6%	$3.24	$3.30	(1.8)%
Diluted net income per share attributable to Verisk:	$1.24	$1.12	10.7%	$3.21	$3.24	(0.9)%
Cash dividends declared per share (1):	$0.29	$0.27	7.4%	$0.87	$0.81	7.4%
Weighted average shares outstanding:
Basic	161,366,544	162,502,191	(0.7)%	162,005,382	162,589,473	(0.4)%
Diluted	162,792,791	165,731,226	(1.8)%	163,425,349	165,519,899	(1.3)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA (2):
Insurance	$311.5	$292.1	6.6%	$911.2	$848.3	7.4%
Energy and Specialized Markets	60.5	62.4	(3.0)%	171.8	163.4	5.2%
Financial Services	6.7	11.7	(42.5)%	12.0	37.6	(68.2)%
EBITDA	$378.7	$366.2	3.4%	$1,095.0	$1,049.3	4.4%
The following is a reconciliation of net income to EBITDA:
Net income	$204.9	$185.8	10.4%	$524.5	$536.5	(2.2)%
Depreciation and amortization of fixed assets and intangible assets	89.7	90.9	(1.3)%	287.0	264.9	8.3%
Interest expense	29.9	35.3	(15.5)%	96.8	102.9	(5.9)%
Provision for income taxes	54.2	54.2	—%	186.7	145.0	28.8%
EBITDA	$378.7	$366.2	3.4%	$1,095.0	$1,049.3	4.4%

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

Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders, and others in their evaluation of companies. EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our operating income, net income, or cash flows from operating activities reported under GAAP. Management uses EBITDA in conjunction with GAAP operating performance measures as part of its overall assessment of company performance. Some of these limitations are:

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

Consolidated Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues

Revenues were $759.0 million for the three months ended September 30, 2021 compared to $702.7 million for the three months ended September 30, 2020, an increase of $56.3 million or 8.0%. Our recent acquisitions (Franco Signor, Jornaya, Whitespace, and Ignite Software Systems within the Insurance segment and Roskill within the Energy and Specialized Markets segment) contributed revenues of $15.9 million. The remaining movement in our consolidated revenue increased $40.4 million or 5.8% related to the following: revenues within our Insurance segment increased $38.9 million or 7.7%; revenues within our Energy and Specialized Markets segment increased $6.6 million or 4.2%; and revenues within our Financial Services segment decreased $5.1 million or 12.7%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	Three Months Ended September 30,		Percentage	Percentage change excluding
	2021	2020	change	recent acquisitions and dispositions
	(in millions)
Insurance	$557.9	$504.3	10.6%	7.7%
Energy and Specialized Markets	165.9	158.1	5.0%	4.2%
Financial Services	35.2	40.3	(12.7)%	(12.7)%
Total Revenues	$759.0	$702.7	8.0%	5.8%

Cost of Revenues

Cost of revenues was $265.3 million for the three months ended September 30, 2021 compared to $240.0 million for the three months ended September 30, 2020, an increase of $25.3 million or 10.6%. Our recent acquisitions accounted for an increase of $5.0 million in cost of revenues. The remaining cost of revenues increased $20.3 million or 8.5% primarily due to increases of salaries and employee benefits of $9.8 million, information technology expenses of $4.7 million, professional consulting costs of $4.1 million, travel expenses of $0.4 million, data costs of $0.1 million, and other operating costs of $1.2 million. The increase in salaries and employee benefits was primarily due to a pause in our employee hiring activities in the prior year's period as a result of COVID-19, which have gradually resumed in the second half of 2020 through 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $115.1 million for the three months ended September 30, 2021 compared to $96.4 million for the three months ended September 30, 2020, an increase of $18.7 million or 19.4%. Our recent acquisitions accounted for an increase of $6.9 million in SGA primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for an increase of $0.1 million. The remaining SGA increase of $11.7 million or 12.4% was primarily due to increases in salaries and employee benefits of $4.8 million, professional consulting costs of $3.3 million, information technology expenses of $2.0 million, travel expenses of $0.3 million, and other operating costs of $1.3 million. The increase in salaries and employee benefits was primarily due to a pause in our employee hiring activities in the prior year's period as a result of COVID-19, which have gradually resumed in the second half of 2020 through 2021.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $52.1 million for the three months ended September 30, 2021 compared to $49.4 million for the three months ended September 30, 2020, an increase of $2.7 million or 5.5%. The increase was primarily driven by $2.6 million attributed to assets placed into service to support data capacity expansion and revenue growth and recent acquisitions of $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets was $37.6 million for the three months ended September 30, 2021 compared to $41.5 million for the three months ended September 30, 2020, a decrease of $3.9 million or 9.4%. The decrease was primarily driven by intangible assets that were fully amortized for the three months ended September 30, 2021, partially offset by additional amortization of intangible assets incurred in connection with our recent acquisitions.

Investment Income (Loss) and Others, net

Investment income (loss) and others, net was a gain of $0.1 million for the three months ended September 30, 2021 compared to a loss of $0.1 million for the three months ended September 30, 2020. This was primarily due to a gain on foreign currencies.

Interest Expense

Interest expense was $29.9 million for the three months ended September 30, 2021 compared to $35.3 million for the three months ended September 30, 2020, a decrease of $5.4 million or 15.5%. We repaid our 5.800% senior notes in May 2021, which contributed to a lower interest expense.

Provision for Income Taxes

The provision for income taxes was $54.2 million for the three months ended September 30, 2021 and September 30, 2020. The effective tax rate was 20.9% for the three months ended September 30, 2021 compared to 22.6% for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 was lower than the effective tax rate for the three months ended September 30, 2020 primarily due to the deferred tax impact of the prior year United Kingdom tax rate increase from 17% to 19% that was enacted and recorded in the three months ended September 30, 2020. This decrease was partially offset by the impact of reduced stock option exercises resulting in lower tax benefits from equity compensation in the current period versus the prior period.

Net Income Margin

The net income margin was 27.0% for the three months ended September 30, 2021 compared to 26.4% for the three months ended September 30, 2020. The increase in net income margin was primarily due to a decrease in interest expense.

EBITDA Margin

The EBITDA margin for our consolidated results was 49.9% for the three months ended September 30, 2021 compared to 52.1% for the three months ended September 30, 2020. The decrease in EBITDA margin was primarily due to a pause in our employee hiring process related to the COVID-19 pandemic in the prior year's period, resulting in lower salaries and employee benefits.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues

Revenues were $2,232.6 million for the nine months ended September 30, 2021 compared to $2,071.2 million for the nine months ended September 30, 2020, an increase of $161.4 million or 7.8%. Our recent acquisitions (Franco Signor, Jornaya, Whitespace, and Ignite Software Systems within the Insurance segment and Roskill within the Energy and Specialized Markets segment) and dispositions (the aerial imagery sourcing group and the compliance background screening business within the claims category of the Insurance segment and the data warehouse business within the Financial Services segment) contributed net revenues of $39.5 million. The remaining movement in our consolidated revenue increased $121.9 million or 5.9% related to the following: revenues within our Insurance segment increased $112.5 million or 7.6%; revenues within our Energy and Specialized Markets segment increased $22.0 million or 4.8%; and revenues within our Financial Services segment decreased $12.6 million or 10.7%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	Nine Months Ended September 30,		Percentage	Percentage change excluding
	2021	2020	change	recent acquisitions and dispositions
	(in millions)
Insurance	$1,643.5	$1,491.8	10.2%	7.6%
Energy and Specialized Markets	484.4	460.8	5.1%	4.8%
Financial Services	104.7	118.6	(11.8)%	(10.7)%
Total Revenues	$2,232.6	$2,071.2	7.8%	5.9%

Cost of Revenues

Cost of revenues was $792.6 million for the nine months ended September 30, 2021 compared to $733.4 million for the nine months ended September 30, 2020, an increase of $59.2 million or 8.1%. Our recent acquisitions and dispositions accounted for an increase of $10.6 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $48.6 million or 6.7% primarily due to increases salaries and employee benefits of $26.2 million, information technology expenses of $13.8 million, professional consulting costs of $5.7 million, data costs of $2.5 million, and other operating costs of $5.6 million. The increase in salaries and employee benefits was primarily due to a pause in our employee hiring activities in the prior year's period as a result of COVID-19, which have gradually resumed in the second half of 2020 through 2021. These increases were partially offset by a decrease in travel expenses of $5.2 million. The decrease in travel expense primarily resulted from travel restrictions in connection with the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $346.3 million for the nine months ended September 30, 2021 compared to $304.8 million for the nine months ended September 30, 2020, an increase of $41.5 million or 13.6%. Our recent acquisitions and dispositions accounted for an increase of $12.7 million in SGA primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for a decrease of $2.5 million. The remaining SGA increase of $31.3 million or 10.5% was primarily due to increases in salaries and employee benefits of $21.2 million, professional consulting costs of $7.4 million, information technology expenses of $3.9 million, and other operating costs of $1.9 million. The increase in salaries and employee benefits was primarily due to a pause in our employee hiring activities in the prior year's period as a result of COVID-19, which have gradually resumed in the second half of 2020 through 2021. These increases were partially offset by a decrease in travel expenses of $3.1 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $153.9 million for the nine months ended September 30, 2021 compared to $141.3 million for the nine months ended September 30, 2020, an increase of $12.6 million or 8.9%. The increase was primarily driven by $12.3 million attributed to assets placed into service to support data capacity expansion and revenue growth and recent acquisitions of $0.4 million. These increases were partially offset by our recent dispositions of $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets was $133.1 million for the nine months ended September 30, 2021 compared to $123.6 million for the nine months ended September 30, 2020, an increase of $9.5 million or 7.7%. This was primarily driven by the additional amortization of intangible assets incurred in connection with our recent acquisitions.

Other Operating Income

Other operating income was $0.0 for the nine months ended September 30, 2021 compared to $19.4 million for the nine months ended September 30, 2020. This was primarily related to the gains associated with the dispositions of our compliance background screening business and data warehouse business that were recorded in 2020.

Investment Income (Loss) and Others, net

Investment income (loss) and others, net was a gain of $1.3 million for the nine months ended September 30, 2021 compared to a loss of $3.1 million for the nine months ended September 30, 2020. This was primarily due to a gain on foreign currencies.

Interest Expense

Interest expense was $96.8 million for the nine months ended September 30, 2021 compared to $102.9 million for the nine months ended September 30, 2020, a decrease of $6.1 million or 5.9%. We repaid our 5.800% senior notes in May 2021, which contributed to a lower interest expense.

Provision for Income Taxes

The provision for income taxes was $186.7 million for the nine months ended September 30, 2021 compared to $145.0 million for the nine months ended September 30, 2020, an increase of $41.7 million or 28.8%. The effective tax rate was 26.3% for the nine months ended September 30, 2021 compared to 21.3% for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 was higher than the effective tax rate for the nine months ended September 30, 2020 primarily due to the larger deferred tax impact of the current year tax rate increase from 19% to 25% in the U.K. that was enacted and recorded in the second quarter of 2021, as well as the impact of reduced stock option exercises resulting in lower tax benefits from equity compensation in the current period versus the prior period.

Net Income Margin

The net income margin for our consolidated results was 23.5% for the nine months ended September 30, 2021 compared to 25.9% for the nine months ended September 30, 2020. The decrease in net income margin was primarily due to the increase in the provision for income taxes that resulted from the deferred tax impact of the tax rate increase in the U.K. and the gains recorded in 2020 associated with the dispositions of our compliance background screening business and data warehouse business.

EBITDA Margin

The EBITDA margin for our consolidated results was 49.0% for the nine months ended September 30, 2021 as compared to 50.7% for the nine months ended September 30, 2020. The decrease in EBITDA margin was primarily due to a pause in our employee hiring process related to the COVID-19 pandemic in the prior year's period, resulting in lower salaries and employee benefits. Additionally, there were gains recorded in 2020 associated with the dispositions of our compliance background screening business and data warehouse business.

Results of Operations by Segment

Insurance

Revenues

Revenues for our Insurance segment were $557.9 million for the three months ended September 30, 2021 compared to $504.3 million for the three months ended September 30, 2020, an increase of $53.6 million or 10.6%. Our underwriting & rating revenue increased $36.9 million or 10.4%. Our claims revenue increased $16.7 million or 11.1%.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Percentage change excluding
	2021	2020	change	recent acquisitions and dispositions
	(in millions)
Underwriting & rating	$390.5	$353.6	10.4%	7.4%
Claims	167.4	150.7	11.1%	8.5%
Total Insurance	$557.9	$504.3	10.6%	7.7%

Our recent acquisitions (Franco Signor, Jornaya, Whitespace, and Ignite Software Systems) contributed revenues of $14.7 million and the remaining Insurance revenue increased $38.9 million or 7.7%. Our underwriting & rating revenue increased $26.2 million or 7.4%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers in commercial and personal lines. In addition, catastrophe modeling services and our international software solutions contributed to the growth. Our claims revenue increased $12.7 million or 8.5%, primarily due to growth in our repair cost estimating solutions revenue and claims analytics revenue.

Revenues for our Insurance segment were $1,643.5 million for the nine months ended September 30, 2021 compared to $1,491.8 million for the nine months ended September 30, 2020, an increase of $151.7 million or 10.2%. Our underwriting & rating revenue increased $103.1 million or 9.8%. Our claims revenue increased $48.6 million or 11.1%.

Our revenue by category for the periods presented is set forth below:

	Nine Months Ended September 30,		Percentage	Percentage change excluding
	2021	2020	change	recent acquisitions and dispositions
	(in millions)
Underwriting & rating	$1,156.0	$1,052.9	9.8%	7.2%
Claims	487.5	438.9	11.1%	8.6%
Total Insurance	$1,643.5	$1,491.8	10.2%	7.6%

Our recent acquisitions (Franco Signor, Jornaya, Whitespace, and Ignite Software Systems) and dispositions (the aerial imagery sourcing group and the compliance background screening business) contributed net revenues of $39.2 million and the remaining Insurance revenue increased $112.5 million or 7.6%. Our underwriting & rating revenue increased $75.3 million or 7.2%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers in commercial and personal lines. In addition, catastrophe modeling services and our international software solutions contributed to the growth. Our claims revenue increased $37.2 million or 8.6%, primarily due to growth in our repair cost estimating solutions revenue and claims analytics revenue.

Cost of Revenues

Cost of revenues for our Insurance segment was $176.9 million for the three months ended September 30, 2021 compared to $154.9 million for the three months ended September 30, 2020, an increase of $22.0 million or 14.1%. Our recent acquisitions within the Insurance segment represented an increase of $4.9 million in cost of revenues. The remaining cost of revenues increased $17.1 million or 11.0% primarily due to increases in salaries and employee benefits of $9.3 million, information technology expenses of $4.4 million, data costs of $0.8 million, travel expenses of $0.4 million, professional consulting costs of $0.2 million, and other operating costs of $2.0 million. The increase in salaries and employee benefits was primarily due to a pause in our employee hiring activities in the prior year's period as a result of COVID-19, which have gradually resumed in the second half of 2020 through 2021.

Cost of revenues for our Insurance segment was $522.9 million for the nine months ended September 30, 2021 compared to $473.4 million for the nine months ended September 30, 2020, an increase of $49.5 million or 10.4%. Our recent acquisitions and dispositions within the Insurance segment represented an increase of $11.2 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increased $38.3 million or 8.2% primarily due to increases in salaries and employee benefits of $20.9 million, information technology expenses of $11.8 million, professional consulting costs of $2.6 million, data costs of $2.1 million, and other operating costs of $3.6 million. The increase in salaries and employee benefits was primarily due to a pause in our employee hiring activities as stated above. These increases were partially offset by a decrease in travel expenses of $2.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Insurance segment were $69.4 million for the three months ended September 30, 2021 compared to $57.0 million for the three months ended September 30, 2020, an increase of $12.4 million or 21.8%. Our recent acquisitions accounted for an increase of $4.4 million, which was primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for an increase of $0.1 million.  The remaining SGA increase of $7.9 million or 14.2% was primarily due to increases in salaries and employee benefits of $3.6 million, professional consulting costs of $1.6 million, information technology expenses of $1.5 million, travel expenses of $0.1 million, and other operating costs of $1.1 million. The increase in salaries and employee benefits was primarily due to a pause in our employee hiring activities in the prior year's period as a result of COVID-19, which have gradually resumed in the second half of 2020 through 2021.

Selling, general and administrative expenses for our Insurance segment were $210.8 million for the nine months ended September 30, 2021 compared to $184.4 million for the nine months ended September 30, 2020, an increase of $26.4 million or 14.4%. Our recent acquisitions and dispositions accounted for an increase of $9.6 million, which was primarily related to salaries and employee benefits. Our acquisition-related costs (earn-out) accounted for a decrease of $2.5 million. The remaining SGA increase of $19.3 million or 10.9% was primarily due to increases in salaries and employee benefits of $14.7 million, information technology expenses of $3.0 million, professional consulting costs of $2.4 million, and other operating costs of $1.4 million. The increase in salaries and employee benefits was primarily due to a pause in our employee hiring activities as stated above. These increases were partially offset by a decrease in travel expenses of $2.2 million.

Other Operating Income

                      Other operating income was $0.0 for the nine months ended September 30, 2021 compared to $15.9 million for the nine months ended September 30, 2020. This was primarily related to the gain associated with the disposition of our compliance background screening business that was recorded in 2020.

Investment Income (Loss) and Others, net

 Investment loss and others, net was a loss of $0.1 million for the three months ended September 30, 2021 compared to a loss of $0.3 million for the three months ended September 30, 2020. This was primarily due to the impact of foreign currencies.

  Investment income (loss) and others, net was a gain of $1.4 million for the nine months ended September 30, 2021 compared to a loss of $1.6 million for the nine months ended September 30, 2020. This was primarily due to a gain on foreign currencies.

EBITDA Margin

EBITDA for our Insurance segment was $911.2 million for the nine months ended September 30, 2021 compared to $848.3 million for the nine months ended September 30, 2020. The EBITDA margin for our Insurance segment was 55.4% for the nine months ended September 30, 2021 compared to 56.9% for the nine months ended September 30, 2020. The decrease in EBITDA margin was primarily due to a pause in our employee hiring process in the prior year as stated above as well as the gain on the sale of our compliance background screening business that was recorded in 2020.

Energy and Specialized Markets

Revenues

Revenues for our Energy and Specialized Markets segment were $165.9 million for the three months ended September 30, 2021 compared to $158.1 million for the three months ended September 30, 2020, an increase of $7.8 million or 5.0%. Our recent acquisition, Roskill, within this segment contributed revenues of $1.2 million. The remaining increase in Energy and Specialized Markets revenue of $6.6 million or 4.2% was primarily due to increases in our environmental health and safety service subscription revenues and consulting revenue.

Revenues for our Energy and Specialized Markets segment were $484.4 million for the nine months ended September 30, 2021 compared to $460.8 million for the nine months ended September 30, 2020, an increase of $23.6 million or 5.1%. Our recent acquisition, Roskill, within this segment contributed revenues of $1.6 million. The remaining increase in Energy and Specialized Markets revenue of $22.0 million or 4.8% was primarily due to increases in our environmental health and safety service subscription revenues, core research solutions, and consulting revenue.

Cost of Revenues

Cost of revenues for our Energy and Specialized Markets segment was $67.3 million for the three months ended September 30, 2021 compared to $60.6 million for the three months ended September 30, 2020, an increase of $6.7 million or 11.2%. Our recent acquisition accounted for an increase of $0.1 million. The remaining increase in cost of revenues of $6.6 million or 11.0% was primarily due to increases in professional consulting costs of $4.2 million, salaries and employee benefits of $2.0 million, information technology expenses of $0.6 million, data costs of $0.3 million, and travel expenses of $0.1 million. These increases were partially offset by a decrease in other operating costs of $0.6 million.

Cost of revenues for our Energy and Specialized Markets segment was $199.5 million for the nine months ended September 30, 2021 compared to $189.2 million for the nine months ended September 30, 2020, an increase of $10.3 million or 5.5%. Our recent acquisition accounted for an increase of $0.1 million. The remaining increase in cost of revenues of $10.2 million or 5.4% was primarily due to increases in salaries and employee benefits of $5.0 million, professional consulting costs of $4.0 million, information technology expenses of $1.8 million, data costs of $1.0 million, and other operating costs of $0.1 million. These increases were partially offset by a decrease in travel expenses of $1.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Energy and Specialized Markets segment were $38.3 million for the three months ended September 30, 2021 compared to $35.0 million for the three months ended September 30, 2020, an increase of $3.3 million or 9.5%. Our recent acquisition accounted for an increase of $2.5 million primarily related to salaries and employee benefits. The remaining increase in SGA of $0.8 million or 2.4% was primarily due to increases professional consulting costs of $0.7 million, information technology expenses of $0.3 million, and travel expenses of $0.2 million. These increases were partially offset by decreases in salaries and employee benefits of $0.1 million and other operating costs of $0.3 million.

Selling, general and administrative expenses for our Energy and Specialized Markets segment were $113.1 million for the nine months ended September 30, 2021 compared to $106.9 million for the nine months ended September 30, 2020, an increase of $6.2 million or 5.7%. Our recent acquisition accounted for an increase of $3.1 million primarily related to salaries and employee benefits. The remaining increase in SGA of $3.1 million or 2.8% was primarily due to increases in salaries and employee benefits of $2.0 million, professional consulting costs of $1.6 million, and information technology expenses of $0.5 million. These increases were partially offset by decreases in travel expenses of $0.8 million and other operating costs of $0.2 million.

Investment Income (Loss) and Others, net

Investment income (loss) and others, net was a gain of $0.2 million for the three months ended September 30, 2021 compared to a loss of $0.1 million for the three months ended September 30, 2020. This was primarily due to a gain on foreign currencies.

Investment loss and others, net was $0.0 for the nine months ended September 30, 2021 compared to a loss of $1.3 million for the nine months ended September 30, 2020. This was primarily due to the impact of foreign currencies.

EBITDA Margin

EBITDA for our Energy and Specialized Markets segment was $171.8 million for the nine months ended September 30, 2021 compared to $163.4 million for the nine months ended September 30, 2020. The EBITDA margin for our Energy and Specialized Markets segment was 35.5% for the nine months ended September 30, 2021 and September 30, 2020.

Financial Services

Revenues

Revenues for our Financial Services segment were $35.2 million for the three months ended September 30, 2021 compared to $40.3 million for the three months ended September 30, 2020, a decrease of $5.1 million or 12.7%. The decrease in Financial Services revenue was primarily due to projects that did not reoccur and the continued economic impact of the COVID-19 pandemic, which resulted in lower consulting revenue, and lower bankruptcy revenue because of government support and forbearance program.

Revenues for our Financial Services segment were $104.7 million for the nine months ended September 30, 2021 compared to $118.6 million for the nine months ended September 30, 2020, a decrease of $13.9 million or 11.8%. Our recent disposition of the data warehouse business contributed a net decrease in revenues of $1.3 million. The remaining decrease in Financial Services revenue of $12.6 million or 10.7% was primarily due to projects that did not reoccur and the continued economic impact of the COVID-19 pandemic, which resulted in lower consulting revenue, and lower bankruptcy revenue because of government support and forbearance program.

Cost of Revenues

Cost of revenues for our Financial Services segment was $21.1 million for the three months ended September 30, 2021 compared to $24.5 million for the three months ended September 30, 2020, a decrease of $3.4 million or 13.7%. The decrease in the cost of revenues was primarily due to decreases in salaries and employee benefits of $1.5 million, data costs of $1.0 million, information technology expenses of $0.3 million, professional consulting costs of $0.3 million, travel expenses of $0.1 million, and other operating costs of $0.2 million.

Cost of revenues for our Financial Services segment was $70.2 million for the nine months ended September 30, 2021 compared to $70.8 million for the nine months ended September 30, 2020, a decrease of $0.6 million or 0.8%. Our recent disposition within the Financial Services segment represented a net decrease of $0.7 million in cost of revenues. The remaining cost of revenues increased $0.1 million or 0.1% primarily due to increases in salaries and employee benefits of $0.3 million, information technology expenses of $0.2 million, and other operating costs of $1.9 million. These increases were partially offset by decreases in professional consulting costs of $0.9 million, travel expenses of $0.8 million, and data costs of $0.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Financial Services segment were $7.4 million for the three months ended September 30, 2021 compared to $4.4 million for the three months ended September 30, 2020, an increase of $3.0 million or 67.9%. The increase in SGA was primarily due to increases in salaries and employee benefits of $1.3 million, professional consulting costs of $1.0 million, information technology expenses of $0.2 million, and other operating costs of $0.5 million.

Selling, general and administrative expenses for our Financial Services segment were $22.4 million for the nine months ended September 30, 2021 compared to $13.5 million for the nine months ended September 30, 2020, an increase of $8.9 million or 66.1%. The increase in SGA was primarily due to increases in salaries and employee benefits of $4.5 million, professional consulting costs of $3.4 million, information technology expenses of $0.4 million, and other operating costs of $0.7 million. These increases were partially offset by a decrease in travel expenses of $0.1 million.

Other Operating Income

Other operating income was $0.0 for the nine months ended September 30, 2021 compared to $3.5 million for the nine months ended September 30, 2020. The variance was primarily due to the gain generated from the sale of our data warehouse business that was recorded in 2020.

Investment Income (Loss) and Others, net

Investment income and others, net was $0.0 for the three months ended September 30, 2021 compared to a gain of $0.3 million for the three months ended September 30, 2020. This was primarily due to the impact of foreign currencies.

Investment loss and others, net was a loss of $0.1 million for the nine months ended September 30, 2021 compared to a loss of $0.2 million for the nine months ended September 30, 2020. This was primarily due to the impact of foreign currencies.

EBITDA Margin

EBITDA for our Financial Services segment was $12.0 million for the nine months ended September 30, 2021 compared to $37.6 million for the nine months ended September 30, 2020. The EBITDA margin for our Financial Services segment was 11.4% for the nine months ended September 30, 2021 compared to 31.7% for the nine months ended September 30, 2020. The decrease in EBITDA margin was primarily related to the decrease in revenue as stated above and the gain generated from the sale of our data warehouse business that was recorded in 2020.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents and available-for-sale securities of $306.7 million and $222.9 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2021 and 2020, we repurchased $400.0 million and $298.8 million, respectively, of our common stock. For the nine months ended September 30, 2021 and 2020, we also paid dividends of $141.0 million and $131.8 million, respectively.

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

Financing and Financing Capacity

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $3,105.0 million and $3,200.0 million at September 30, 2021 and December 31, 2020, respectively, and we were in compliance with our financial and other debt covenants.

As of September 30, 2021, we had a $1,000.0 million committed senior unsecured Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., First Commercial Bank, Ltd., Los Angeles Branch, TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the Repurchase Program. As of September 30, 2021, we were in compliance with all financial and other debt covenants under the Credit Facility.

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

As of September 30, 2021 and December 31, 2020, the available capacity under the Credit Facility was $589.9 million and $944.6 million, net of the letters of credit of $5.1 million and $5.4 million, respectively. We had $405.0 million and $50.0 million in borrowings outstanding under the Credit Facility as of September 30, 2021 and December 31, 2020, respectively. Subsequent to September 30, 2021, we made repayments of $20.0 million under the Credit Facility.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Percentage change	2021	2020	Percentage change
	(in millions)
Net cash provided by operating activities	$285.2	$207.1	37.7%	$967.1	$819.2	18.1%
Net cash used in investing activities	$(87.7)	$(219.0)	(60.0)%	$(261.2)	$(364.7)	(28.4)%
Net cash used in financing activities	$(169.2)	$(76.5)	121.2%	$(617.1)	$(418.9)	47.3%

Operating Activities

Net cash provided by operating activities was $285.2 million for the three months ended September 30, 2021 compared to $207.1 million for the three months ended September 30, 2020. The increase in net cash provided by operating activities for the three months ended September 30, 2021 was primarily due to the prior year deferral of federal income tax payments from the second quarter of 2020 to the third quarter of 2020 resulting from the CARES Act and an increase in operating profit and customer collections during the three months ended September 30, 2021, partially offset by the prior year deferral of certain employer payroll taxes resulting from the CARES Act.

Net cash provided by operating activities was $967.1 million for the nine months ended September 30, 2021 compared to $819.2 million for the nine months ended September 30, 2020. The increase in net cash provided by operating activities for the nine months ended September 30, 2021 was due to an increase in operating profit and customer collections during the nine months ended September 30, 2021, as well as earnout payments of $65.1 million made in the second quarter of 2020, partially offset by the prior year deferral of certain employer payroll taxes resulting from the CARES Act.

Investing Activities

Net cash used in investing activities of $87.7 million for the three months ended September 30, 2021 was primarily related to capital expenditures of $61.4 million, acquisitions and purchase of controlling interest, including escrow funding associated with the acquisitions, of $20.3 million, and investments in nonpublic companies of $6.0 million. Net cash used in investing activities of $219.0 million for the three months ended September 30, 2020 was primarily related to acquisitions, including associated escrow funding, of $159.9 million and capital expenditures of $64.8 million.

Net cash used in investing activities of $261.2 million for the nine months ended September 30, 2021 was primarily related to capital expenditures of $183.1 million, acquisitions and purchase of controlling interest, including escrow funding associated with the acquisitions, of $56.6 million, and investments in nonpublic companies of $21.1 million. Net cash used in investing activities of $364.7 million for the nine months ended September 30, 2020 was primarily related to capital expenditures of $174.4 million, acquisitions, including associated escrow funding, of $159.9 million, and the disposed business and cash of $63.8 million in exchange for a non-controlling 35.0% ownership interest in Vexcel, a nonpublic company, partially offset by proceeds of $23.1 million from the sale of our compliance background screening business.

Financing Activities

Net cash used in financing activities of $169.2 million for the three months ended September 30, 2021 was primarily driven by repurchases of common stock of $150.0 million and dividend payments of $46.8 million, partially offset by proceeds from stock options exercised of $23.9 million and proceeds, net of repayments, of debt under our Credit Facility of $15.0 million. Net cash used in financing activities of $76.5 million for the three months ended September 30, 2020 was primarily driven by repurchases of common stock of $50.0 million and dividend payments of $43.9 million, partially offset by proceeds from stock options exercised of $26.0 million.

Net cash used in financing activities of $617.1 million for the nine months ended September 30, 2021 was primarily driven by repayment of our $450.0 million 5.800% senior notes on May 3, 2021, repurchases of common stock of $400.0 million, and dividend payments of $141.0 million, partially offset by proceeds, net of repayments, from our Credit Facility of $355.0 million and proceeds from stock options exercised of $44.9 million. Net cash used in financing activities of $418.9 million for the nine months ended September 30, 2020 was primarily driven by net debt repayments on our Credit Facility of $495.0 million, repurchases of common stock of $298.8 million, dividend payments of $131.8 million, and payment of contingent liabilities related to acquisitions of $34.2 million, partially offset by net proceeds from issuance of the senior notes of $494.8 million and proceeds from stock options exercised of $68.3 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 23, 2021.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other postretirement benefits, stock based compensation, income taxes, and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 23, 2021. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the items noted below.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks at September 30, 2021 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 23, 2021.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 16 to our condensed consolidated financial statements for the nine months ended September 30, 2021 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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

Issuer Purchases of Equity Securities

Our board of directors has authorized the Repurchase Program since May 2010, of up to $4.6 billion, inclusive of the $500.0 million authorization approved by the board on August 17, 2021. As of September 30, 2021, we had $678.8 million available to repurchase shares. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $3,921.2 million. Our share repurchases for the quarter ended September 30, 2021 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
July 1, 2021 through July 31, 2021	686,813	(1)	$174.72	(1)	686,813	$178.8
August 1, 2021 through August 31, 2021	—		$—		—	$678.8
September 1, 2021 through September 30, 2021	111,429	(1)	$187.91	(1)	111,429	$678.8
	798,242	(1)	$187.91	(1)	798,242

(1) In June 2021, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $150.0 million with HSBC Bank, USA, N.A. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $150.0 million in July 2021, we received 686,813 shares of our common stock at a price of $174.72 per share. Upon the final settlement in September 2021, we received an additional 111,429 shares as determined by the daily volume weighted average share price of our common stock during the term of the ASR agreement, bringing the total shares received under this ASR agreement to 798,242 and a final average price paid of $187.91 per share.

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

Verisk Analytics, Inc.
(Registrant)

Date: November 2, 2021	By:	/s/ Lee M. Shavel
Lee M. Shavel
Chief Financial Officer and Group President
(Principal Financial Officer and Duly Authorized Officer)