Form 10-K
period 2021-12-31
Verisk Analytics, Inc.
filed 2022-02-22
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $27,228,949,452 based on the closing price reported on the NASDAQ Global Select Market on such date.

As of February 18, 2022, there were 161,282,942 shares outstanding of the registrant's Common Stock, par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

INDEX

Unless the context otherwise indicates or requires, as used in this annual report on Form 10-K, references to “we,” “us,” “our” or the “Company” refer to Verisk Analytics, Inc. and its subsidiaries.

In this annual report on Form 10-K, all dollar amounts are expressed in millions, unless indicated otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Verisk Analytics, Inc. ("Verisk") has made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this annual report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors.” You should specifically consider the numerous risks outlined under “Risk Factors.”

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this annual report on Form 10-K to conform our prior statements to actual results or revised expectations.

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

Our customers use our solutions to make better decisions about risk and opportunities with greater efficiency and discipline. We refer to these products and services as solutions due to the integration among our services and the flexibility that enables our customers to purchase components or a comprehensive package. These solutions take various forms, including proprietary data assets, expert industry insight, statistical models, tailored analytic object, and robust software platforms all designed to allow our customers to make more informed risk decisions. We believe our solutions for analyzing risk have a positive impact on our customers’ revenues and help them better manage their costs. In 2021, our customers included all of the top 100 property and casualty ("P&C") insurance providers in the U.S. for the lines of P&C services we offer and the top 30 credit card issuers in North America, the United Kingdom, and Australia as well as nine of the top ten global energy producers around the world. We also work with a wide range of companies, governments, and institutions across the energy and metals and mining value chains. We believe that our commitment to our customers and the embedded nature of our solutions serve to strengthen and extend our relationships.

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

We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically prepaid and represented over 81% of our revenues in 2021. For the year ended December 31, 2021, we had revenues of $2,998.6 million and net income of $666.3 million. For the five-year period ended December 31, 2021, our consolidated revenues grew at a compound annual growth rate ("CAGR") of 8.7% and our net income grew at 4.7%.

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

Over the past two decades, we have transformed our business beyond its original functions by deepening and broadening our data assets, developing a set of integrated risk management solutions and services, and addressing new markets. Our expansion into analytics began when we acquired the American Insurance Services Group ("AISG") and certain operations and assets of the National Insurance Crime Bureau in 1997 and 1998, respectively. Those organizations brought to the company large databases of insurance claims as well as expertise in detecting and preventing claims fraud. To further expand our business, in 2002, we acquired AIR Worldwide ("AIR"), the technological leader in catastrophe modeling. In 2006, to bolster our position in the insurance claims field, we acquired Xactware Solutions Inc., a leading supplier of estimation software for professionals involved in building repair and reconstruction. In 2012, we acquired Argus Information & Advisory Services, LLC ("Argus") to expand our global presence providing information, competitive benchmarking, analytics, and customized services to financial institutions in the payments space. In 2015, we acquired Wood Mackenzie Limited ("Wood Mackenzie") to advance our strategy to expand internationally and position us in the global energy market. In 2017, we acquired G2 Web Services, LLC ("G2"); Sequel Business Solutions Ltd. ("Sequel"); Lundquist Consulting, Inc. ("LCI"); and PowerAdvocate, Inc. ("PowerAdvocate") to further strengthen our position in their respective segments. G2 provides merchant risk intelligence solutions for acquirers, commercial banks, and other payment system providers. Sequel is a leading insurance and reinsurance software specialist based in London. LCI offers risk insight, prediction, and management solutions for banks and creditors. PowerAdvocate is a leading data analytics provider with a one-of-a-kind spend and cost data curated from millions of transactions across thousands of services, materials, and equipment categories in the energy industry. In 2018, we acquired Rulebook Limited ("Rulebook") to further our international insurance presence in the overseas market. In 2019, we acquired Genscape, Inc. ("Genscape") and Flexible Architecture and Simplified Technology, LLC ("FAST") to enhance our solutions within the Energy and Specialized Markets segment and Insurance segment, respectively. In 2020, we acquired Franco Signor, LLC to further our offerings in the Medicare space and Lead Intelligence, Inc. ("Jornaya") to grow our set of marketing solutions for the insurance and financial services markets. In 2021, we acquired Whitespace Software Limited ("Whitespace"), Ignite Software Systems Limited ("Ignite"), and Data Driven Safety, LLC ("Data Driven Safety") to enhance our solutions within the underwriting & rating category of our Insurance segment. We also acquired Roskill Holdings Limited ("Roskill") to reinforce our ability to provide comprehensive analysis across the energy and metals and mining value chain and ACTINEO GmbH to support the entire bodily injury settlement process.

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

Underwriting & rating

We are the recognized leader in the U.S. for industry-standard insurance programs that help P&C insurers define coverages and issue policies. We provide policy language, prospective loss costs, policy writing rules, and a variety of underwriting solutions for risk selection and segmentation, pricing, and workflow optimization across 30 lines of insurance. Our policy language, prospective loss cost information and policy writing rules can serve as integrated turnkey insurance programs for our customers. Insurance companies need to ensure that their policy language, rules, and rates comply with all applicable legal and regulatory requirements. They must also make sure their policies remain competitive by promptly changing coverages in response to changes in statutes, case law, or regulatory requirements. To meet our insurers' needs, we process approximately 2,300 regulatory filings and interface with state regulators in all 50 states plus the District of Columbia, Guam, Puerto Rico, and the Virgin Islands each year to ensure smooth implementation of our rules and forms. When insurers choose to develop their own alternative programs, our industry-standard insurance programs also help regulators ensure that such insurers’ policies meet basic coverage requirements.

Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements, and policy writing support language that assist our customers in understanding the risks they assume and the coverages they offer. With these policy programs, insurers also benefit from economies of scale. We have more than 195 specialized lawyers and insurance experts reviewing changes in each state’s insurance rules and regulations, including an average of approximately 13,200 legislative actions, 8,500 regulatory actions, and 2,000 court decisions per year, to make any required changes to our policy language and rating information.

To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowners line of insurance, we maintain policy language and rules for 6 basic coverages, 282 national endorsements, and 620 state-specific endorsements.

The P&C insurance industry is heavily regulated in the U.S.: P&C insurers are required to collect statistical data about their premiums and losses and to report that data to regulators in every state in which they operate. Our statistical agent services have enabled P&C insurers to meet those regulatory requirements for more than 50 years. We aggregate the data, and as a licensed or appointed “statistical agent” in all 50 states, Puerto Rico, and the District of Columbia, we report those statistics to insurance regulators. We are able to capture significant economies of scale given the level of penetration of this service within the U.S. P&C insurance industry.

To provide our customers and the regulators the information they require, we maintain one of the largest private databases in the world. Over the past five decades, we have developed core expertise in acquiring, processing, managing, protecting, and operating large and comprehensive databases that are the foundation of our insurance offerings. We use our proprietary technology to assemble, organize, and update vast amounts of detailed information submitted by our customers. We supplement this data with publicly available information.

In 2021 alone, P&C insurers sent us approximately 2.6 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain a database of more than 29.7 billion statistical records, including approximately 8.2 billion commercial lines records and approximately 21.5 billion personal lines records. We collect unit transaction detail of each premium and loss record, which enhances the validity, reliability, and accuracy of our data sets and our actuarial analyses. Our proprietary quality process includes more than 2,900 separate checks to ensure that the data meets our high standards of quality.

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

We gather information on individual properties and communities so that insurers can use our information to evaluate and price personal and commercial property insurance, as well as commercial liability insurance. Our property-specific rating and underwriting information allows our customers to understand, quantify, underwrite, mitigate, and avoid potential loss for residential and commercial properties. Our database contains data and analytics on approximately 15.4 million commercial properties in the U.S. We have a staff of approximately 520 field representatives strategically located around the U.S. who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits more than 368,000 commercial properties to collect information on new buildings and verify building attributes.

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

We also provide proprietary analytic measures of the ability of individual communities to mitigate losses from important perils. Nearly every property insurer in the U.S. uses our evaluations of community firefighting capabilities to help determine premiums for fire insurance throughout the country. We provide field-verified and validated data on the fire protection services for approximately 40,000fire response jurisdictions. We also offer services to evaluate the effectiveness of community enforcement of building codes and the efforts of communities to mitigate damage from flooding. Further, we provide information on the insurance rating territories, premium taxes, crime risk, and hazards of windstorm, earthquake, wildfire, and other perils. To supplement our data on specific commercial properties and individual communities, we have assembled, from a variety of internal and third-party sources, information on hazards related to geographic locations representing every postal address in the U.S. Insurers use this information not only for policy quoting but also for analyzing risk concentration in geographical areas. We also make our data and analytics available to commercial real estate lenders to allow them to better understand risks associated with people they lend against.

We are a leader in and pioneered the field of probabilistic catastrophe modeling used by insurers, reinsurers, financial institutions, and government to manage their risk from extreme events. Our models, which form the basis of our solutions, enable companies to identify, quantify, and plan for the financial consequences of catastrophes. We have developed models for hurricanes, earthquakes, winter storms, tornadoes, hailstorms, and floods in more than 110 countries as well as pandemics worldwide. We have developed a probabilistic terrorism model capable of quantifying the risk in the U.S. from this evolving threat, which supports pricing and underwriting decisions down to the level of an individual policy, as well as models for estimating losses to crop insurance programs in the U.S., Canada, and China. Our newest models offer risk management solutions for the cyber and casualty lines of business.

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

We have begun to expand our footprint of data and solutions to include both U.S. and international markets. Our international insurance markets grew through acquisitions, and today serves a large proportion of those insurers operating in both the United Kingdom ("U.K.") and Irish property and casualty markets. Additionally, our international market provides services to much of the Lloyd's and London market, whilst also serving customers in Canada, Continental Europe, Singapore, China, Australia, and New Zealand. The international enhanced commercial and residential property models and enriched data sets help insurers with triage, reconstruction value, risk selection, pricing, benchmarking, and portfolio management across multiple insured segments, with an emphasis on residential and commercial property. Insurers also use our solutions to finetune the accuracy of their rating models, to drive underwriting results through a set of analytical products that predict the relative risk and variation of major insurance perils including theft, flood, storm, fire, freeze, etc. Our international small and medium size commercial lines casualty solutions help customers digitally transform, enabling straight through processing and underwriting. In addition to property data and solutions, customers benefit from decision and benchmarking analytics using firmographic, technographic, and business intelligence, and proprietary management competency scores.

Claims

Our claims insurance solutions provide our customers analytics in fraud detection, compliance reporting, subrogation, liability assessment, litigation, and repair cost estimation, including emerging areas of interest within these categories.

We are a leading provider of fraud-detection tools for the P&C insurance industry. Our anti-fraud solutions improve our customers’ profitability by predicting the likelihood that fraud may be occurring and detecting suspicious activity after it has occurred. When a claim is submitted, our system searches our all-claims database and returns information about other claims filed by the same individuals or businesses (either as claimants or insureds) that helps our customers determine if fraud may be occurring. The system searches for matches in identifying information fields, such as name, address, Social Security number, vehicle identification number, driver’s license number, tax identification number, or other parties to the loss. Our system also includes advanced name and address searching to perform intelligent searches and improve the overall quality of the matches. Information from match reports speeds payment of meritorious claims while providing a defense against fraud and can lead to denial of a claim, negotiation of a reduced award, or further investigation by the insurer or law enforcement. We also have a suite of advanced fraud analytics solutions: a solution that uses predictive models to accurately score claims based on fraud indicators; an injury claims solution that uses predictive analytics to detect medical provider fraud, waste, and abuse; and a network analytics solution that helps detect patterns indicative of organized fraud. We also have a comprehensive case management system claims adjusters and investigation professionals use to manage claim investigations.

Our claims database is one of the key tools in the fight against insurance fraud. The benefits of a single all-claims database include improved efficiency in reporting data and searching for information, enhanced capabilities for detecting suspicious claims, and superior information for investigating fraudulent claims, suspicious individuals, and possible fraud rings. Our database also helps insurers fulfill their regulatory compliance reporting requirements at both the state and federal levels for delinquent child support liens and other required checks. The database contains information for more than 1.5 billion claims and is the world’s largest database of P&C claims information used for claims processing and investigations. Insurers and other participants submit more than 175,000 new claims a day on average across all U.S. P&C insurance industry categories.

We also offer solutions to help the P&C industry comply with the federal Medicare Secondary Payer ("MSP") Statute, mandating claims data reporting, conditional payments liabilities repayment, and ongoing protection of the Medicare Trust Fund. Our solutions include highly accurate Medicare reporting customized to the way insurers, self-insured employers, and third-party administrators ("TPAs") do business. We also provide integrated conditional payment processing and a full range of Medicare Set-Aside ("MSA") services. We have services that automatically extract unstructured medical records and demand packages for easy, efficient review and analysis. In addition to full compliance support-including First Report of Injury ("FROI")/Subsequent Report of Injury ("SROI") and other Electronic Data Interchange ("EDI") reporting-claims professionals can also access robust analytic solutions for workers' compensation and liability claims and leverage litigation analytics for improved claim results.

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

To help our customers estimate repair costs, we provide a solution that assists contractors and insurance adjusters in estimating repairs using a patented plan-sketching program. The program allows our customers to manually sketch floor, roof, and wall framing plans based upon their own measurements and automatically calculates material and labor quantities for all desired construction or repairs to the structure.

We also provide our customers access to price lists, which include structural repair and restoration pricing for 468 separate economic areas in North America. We revise this information monthly, and as often as weekly in the aftermath of major disasters, to reflect rapid price changes. Our structural repair and cleaning database contains approximately 21,000 unit-cost line items. For each line item, we report time and material pricing, and improve our reported pricing data by several methods, including direct market surveys and an analysis of the actual claim experiences of our customers. We estimate that more than 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. This large percentage leads to accurate reporting of pricing information, which we believe is unmatched in the industry.

Our virtual claims adjusting tools help improve policyholder satisfaction and save on loss adjustment expense. These tools simplify collaboration among claims professionals, contractors, and policyholders as they work together remotely and efficiently. Real-time video collaboration, remote measuring tools, AI-powered damage assessment, and image analytics fraud warnings are just a few of the advantages we deliver through these solutions.

Customers access our claims ecosystem to enhance their business and operations. For example, they can tap into our weather API for near-real-time updates and valuable insights for responding to weather perils that can impact their policyholders and their business. Plus, they can use our data insights to analyze and benchmark their performance against peers in the industry and manage claims assignments.

We continually pursue new solutions that help our customers keep abreast of changing markets and technology. For example, we developed a digital media database that allows customers to view prior-loss images on claim matches so they can detect pre-existing damage on new claims. Our cutting-edge image forensics can detect suspicious claim-related photos and our customers can flag stolen and synthetic identities in the database to help subscribers deter that type of fraud.

Energy and Specialized Markets Segment

We are a leading provider of data analytics across the natural resources value chain including the global energy, chemicals, metals and mining, and power and renewables sectors. We deliver analysis and advice on assets, companies, governments, and markets based on proprietary near real time data as well as historic information. This enables us to offer a comprehensive and integrated analysis of relevant commodities to our customers. We provide research and consulting services focusing on supporting customer capital allocation decisions, asset valuation and benchmarking, commodity markets, and corporate analysis. We offer consultancy in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support.

We differentiate our solutions in the market by continuously gathering and managing proprietary information, insight, and analysis on thousands of oil and gas assets, wind turbines and solar assets, mines, refineries, and other assets, as well as detailed assessments of the market fundamentals across each value chain. These market insights help our customers achieve operational excellence, increase profitability and optimize business performance. And our experts apply the data and work directly with customers to address their business challenges.

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

Leverage Our Intellectual Capital to Expand into Adjacent Markets and New Customer Sectors. Our organization is built on more than five decades of intellectual property in risk management. We believe we can continue to expand the use of our intellectual capital profitably and apply our analytic methods in new markets where significant opportunities for long-term growth exist. We also continue to pursue growth through targeted international expansion. We have already demonstrated the effectiveness of this strategy with our expansion into non-insurance financial services.

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

Our Customers

The customers in our Insurance segment for the lines of P&C services we offer include the top 100 P&C insurance providers in the U.S. as well as domestic InsurTech companies and insurers in international markets. A substantial majority of P&C insurance providers in the U.S. use our statistical agent services to report to regulators, and the majority of insurers and reinsurers in the U.S. use our actuarial services and industry-standard insurance programs. In addition, certain agencies of the federal government as well as county and state governmental agencies and organizations use our solutions to help satisfy government needs for risk assessment and emergency response information. For life and annuity insurers, we offer digital solutions including electronic applications and policy administration systems to enable automated/accelerated triage, underwriting, fraud detection, and modeling. Our claims database serves thousands of customers, representing approximately 90% of the P&C insurance industry by premium volume, more than 500 self-insurers, approximately 400 third party administrators, several state fraud bureaus, and many law enforcement agencies involved in the investigation and prosecution of insurance fraud. We estimate that more than 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair cost estimation pricing data.

Our customers within the Energy and Specialized Markets segment include nine of the top ten global energy producers around the world. Our customer base includes international and national energy companies as well as renewables companies, power utilities, metals and mining, and chemicals companies; financial institutions; and governments, among others. Within these organizations, we work with a range of diverse teams. These include strategists and policy makers, business developers, market analysts, commodity traders, corporate finance, risk teams, and investors. Alongside large corporate and government clients, we also work with many small and medium-size enterprises, offering services tailored to each customer’s needs.

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

Our Insurance segment operates primarily in the U.S. P&C insurance industry, where we enjoy a leading market presence. We have a number of competitors in specific lines or services. We encounter competition from a number of sources, including insurers that develop internal technology and actuarial methods for proprietary insurance programs. Competitors also include other statistical agents, such as the National Independent Statistical Service, the Independent Statistical Service, Inc., and other advisory organizations, that provide underwriting rules, prospective loss costs, and coverage language, including the American Association of Insurance Services, Inc. and Mutual Services Organization. However, we believe that none of our competitors have the breadth or depth of data we have. Competitors for our property-specific rating and underwriting information are primarily limited to a number of regional providers of commercial property inspections and surveys, including Overland Solutions, Inc., and Regional Reporting, Inc., and emerging providers in the InsurTech space. We also compete with a variety of organizations that offer consulting services, primarily specialty technology and consulting firms. In addition, a customer may use its own internal resources rather than engage an outside firm for these services. Finally, our underwriting products compete with Lexis Nexis and Core Logic in the marketplace. Our competitors also include information technology product and services vendors; management and strategy consulting firms; and smaller specialized information technology and analytical services firms, including Pinnacle Consulting and EMB, a unit of Willis Towers Watson. Finally, in the life insurance sector, our solutions compete against vendors such as Accenture, Oracle, DXC, Majesco and iPipeline, as well as the in-house technology departments of Life Insurers. In the P&C insurance claims and catastrophe modeling markets, certain products are offered by a number of companies, including Risk Management Solutions (catastrophe modeling), CoreLogic (repair cost estimating), LexisNexis® Risk Solutions (claims investigative reports), SAS (claims fraud analytics), and Enlyte (injury claims analytics). We believe that our P&C insurance industry expertise, and our ability to offer multiple applications, services, and integrated solutions to individual customers are competitive strengths.

In the Energy and Specialized Markets segment, certain products are offered by a number of companies, including IHS Markit (natural resources), Rystad Energy (upstream), Enverus (upstream), Energy Aspects (commodities), CRU Group (metals), and Bloomberg New Energy Finance (power and renewables). We believe that our global integrated value chain knowledge and insight, bottom-up proprietary data, and long-term trusted relationships enhance our competitive position in relation to those companies.

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

We add to our offerings through an active acquisition program. Since 2017, we have acquired 32 businesses, which have allowed us to enter new markets, offer new solutions, and enhance the value of existing services with additional proprietary sources of data.

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

Security

We have adopted a wide range of measures to secure our IT infrastructure and data. Security measures generally cover the following key areas: security policies and governance committees, physical security, logical security of the perimeter, network security such as firewalls, logical access to applications and operating systems, deployment of endpoint anti-malware software, email security, and appropriate procedures relating to removable media such as laptops. Laptops are encrypted, and media leaving our premises and sent to third-party storage facilities are also encrypted. Our commitment to security has earned ISO 27001:2013 Certification for our core data centers, which is an international standard for best practices associated with our Information Security Management System.

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

Human Capital

Our global workforce is united by our mission to serve, add value, and innovate for our customers. We continue to invest in our people worldwide by encouraging all employees to reach their full potential through our focus on learning in the flow of work, competitive compensation and benefits, and our culture anchored on innovation, collaboration, and inclusivity.

As a knowledge-based business, we carefully integrate the skills and talents of 9,367 employees worldwide as of December 31, 2021. Most of our highly credentialed team holds advanced degrees and professional certifications specializing in actuarial science, chemistry and physics, commercial banking and finance, commodity analytics, data science and artificial intelligence, economics, engineering, GIS mapping, meteorology, natural resources, predictive analytics, supply chain, and other fields.

Approximately 64% of our employees are based in the United States, 15% in the United Kingdom, 7% in India, with the remainder serving in 35 other countries across the globe.

None of our employees are represented by unions or subject to collective bargaining agreements, other than a small number of employees in Germany who are represented by a works council. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

We support and work to inspire our people with a collaborative and engaging culture, and career development opportunities at all levels, competitive compensation and benefits, an ongoing focus on well-being, and responsive leadership. Starting in 2021, we have introduced a common global wellbeing day across the enterprise to recognize the importance of the total wellbeing of our workforce. In addition, in 2022, we have introduced Juneteenth, as a U.S. holiday to recognize this significant milestone in U.S. history.

We have a culture of continuous learning and improvement. To help our employees grow in their careers, we curate self-paced learning resources, and create real-time opportunities for employees to connect and learn from each other. All employees have access to our world-class virtual learning platform, which features thousands of courses taught by industry experts, ranging from public speaking, to balancing work and personal life, to data science fundamentals. We also encourage our managers to provide guidance, support, and clarity for our employees – through group town halls, engagement events, and on-going one-on-one discussions about goals, progress, and development.

Our Leadership Institute also conducts leadership development programs tailored to leaders from first-time managers to senior executives. In 2021, 477 participants committed more than 10,000 total learning hours to gaining practical tools to lead themselves, others, and the business.

We offer competitive salaries, annual merit salary reviews, and the opportunity for advancement. In addition, our program includes an incentive compensation component for eligible job categories, paid time off (“PTO”), flextime and telecommuting options, and a 401(k) program with a 100% company cash match (up to 6%). We also offer health insurance plans, no-cost life insurance equivalent to annual salary (with the option to purchase more), a discounted stock purchase program, a variety of physical, mental, and financial well-being offerings and resources, and more. Terms vary by business unit and country.

Employees can also take advantage of our employee networks, grassroots groups that help support diversity-related programs and events and promote an inclusive community. As of 2021, there were eight networks: the Verisk Women's Network, the Verisk Pride Network, the Verisk Veterans and Military Service Members Network, the Verisk REACH Network (dedicated to empowering Black employees), the Verisk Parents Network, the Verisk Unidos Network (promoting awareness of Hispanic and Latinx culture), the Verisk Asian Network, and the Verisk Accessibility Network.

The enterprise sponsored over ten special events in 2021 through our various employee network groups focused on helping our employees find ways to continue conversations that center around equality and the employee experience. Included in these events were webcasts, author led book reviews, fundraisers and open discussions with topics ranging from “Teach Girls Bravery, Not Perfection” to the reflections of minority team members to how our Verisk Veterans have leveraged their skills in civilian life.

To support our goal to have a workforce that reflects the diversity of the communities we operate in, our Board of Directors adopted our Statement on Racial Equity and Diversity in 2020. Its purpose is to confront and overcome barriers to individual achievement based on race, ethnicity, gender, sexual orientation, identity, and beliefs.

We continually strive to encourage collaboration throughout the organization, involve and empower all of our employees, and develop a diverse workforce. Surveys conducted by outside organizations and our annual employee engagement survey measure our progress against these critical metrics. Starting in 2022, we will evaluate our senior leaders against an enterprise goal to attract and retain diverse talent across the globe. The performance goal is linked to leaders' annual compensation and leaders' performance will be assessed by the senior operating committee and the Board of Directors.

The health and safety of our people working around the globe is a top priority, and our facilities worldwide follow rigorous, internally and externally audited, occupational health and safety policies. We also recognize that protecting the health, safety and wellbeing of our employees is crucial to our ability to continue to address the impact of the global COVID-19 pandemic.

The majority of our people continued to work remotely in 2021. We continue to evolve our preparedness strategy for office reopenings to integrate key learnings, safety measures and employee feedback to rethink the future of work.

Our employee engagement score for 2021 is at 76%. Verisk continues to be recognized for our outstanding workplace culture by Great Place to Work® in the U.S., the United Kingdom, India, and Spain. The Great Place to Work Institute is a global authority on high-trust, high-performance workplaces.

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

Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2021, approximately 52% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, our invoices for certain of our solutions are linked in part to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry that are beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions.

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

Acquisitions, other strategic relationships and dispositions of our business, and related integration and separation risks, could result in operating difficulties and other harmful consequences, and we may not be successful in achieving the anticipated benefits of such transactions.

Our long-term business strategy includes growth through acquisitions and other strategic relationships. Future acquisitions may not be completed on acceptable terms and acquired assets, data or businesses may not be successfully integrated into our operations, and we may ultimately divest unsuccessful acquisitions or investments. Moreover, from time to time we may also undertake dispositions of certain businesses or assets. Any acquisitions, investments and dispositions will be accompanied by the risks commonly encountered in such transactions. Such risks include, among other things:

•

failing to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies,

•	paying more than fair market value for an acquired company or assets, or receiving less than fair market value for disposed businesses or assets,

•	failing to integrate or separate the operations and personnel of the acquired or disposed businesses in an efficient, timely manner,

•	assuming potential liabilities of an acquired company,

•	managing the potential disruption to our ongoing business,

•	distracting management focus from our core businesses,

•	failing to retain management at the acquired company,

•	difficulty in acquiring suitable businesses, including challenges in predicting the value an acquisition will ultimately contribute to our business,

•	possibility of overpaying for acquisitions, particularly those with significant intangible assets that derive value using novel tools and/or are involved in niche markets,

•	impairing relationships with employees, customers, and strategic partners,

•	incurring expenses associated with the amortization of intangible assets particularly for intellectual property and other intangible assets,

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

The demand for our solutions may be impacted by domestic and international factors that are beyond our control, including macroeconomic, political and market conditions, the energy transition driven by climate change and decarbonization, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, currency exchange rates, and inflation. Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally and could result in a reduction in demand for our solutions, which could have an adverse effect on our results of operations and financial condition. A significant additional decline in the value of assets for which risk is transferred in market transactions could have an adverse impact on the demand for our solutions.

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

Demand for Wood Mackenzie’s products and services may be negatively influenced by general economic uncertainties, particularly any downward trends in the energy industry and the energy transition driven by climate change and decarbonization. Many factors could negatively affect the revenues, profits and discretionary spending of Wood Mackenzie’s customers. Such factors include commodity prices (in particular, oil and coal), the state of the local economy, interest rates, currency exchange rates, political uncertainty or restrictions and regulations, the availability of industry resources, and other matters. A downturn or perceived downturn in the economy, particularly the energy industry, could add pricing pressure, delay subscription renewals or lead to more challenging or protracted fee negotiations or generally lower acceptance of our solutions by Wood Mackenzie’s customers, which could cause a decline in our revenues and have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Our Intellectual Property and Cybersecurity

Fraudulent or unpermitted data access and other cyber-security or privacy breaches may negatively impact our business and harm our reputation.

Security breaches in our facilities, computer networks, and databases may cause harm to our business and reputation and result in a loss of customers. Many of our solutions involve the storage and transmission of proprietary information and sensitive or confidential data. As with other global companies, our systems are regularly subject to cyber-attacks, cyber-threats, attempts at fraudulent access, physical break-ins, computer viruses, attacks by hackers and similar disruptive problems. As cyber-threats continue to evolve, we are required to expend significant additional resources to continue to modify and enhance our protective measures and to investigate and remediate any information security vulnerabilities and incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate or detect all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber-threats are rapidly evolving and we may not be able to anticipate, prevent or detect all such attacks and could be held liable for any security breach or loss.

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

In addition, customers’, employees’ or other’s misuse of and/or gaining fraudulent or unpermitted access to or failure to properly secure our information or services could cause harm to our business and reputation and result in loss of customers. Any such misappropriation and/or misuse of or failure to properly secure our information could result in us, among other things, being in breach of certain data protection and related legislation.

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

Incidents in which consumer data has been fraudulently or improperly acquired or viewed, or any other security or privacy breaches, have in the past occurred, and may in the future occur and could go undetected. The number of potentially affected consumers identified by any future incidents is inherently uncertain. Any such incident could materially adversely affect our business, reputation, financial condition, operating results and cash flows. In addition, media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could also adversely impact our reputation and materially impact our business.

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

Our existing corporate structure and tax positions have been implemented in a manner in which we believe is compliant with current prevailing tax laws. However, changes in existing tax laws or rulings, including Federal, State and International, could have a significant impact on our effective tax rate, cash tax positions and deferred tax assets and liabilities. Tax audit examinations with an adverse outcome could have a negative effect in the jurisdictions in which we operate. Furthermore, the Organization for Economic Co-operation and Development (OECD) released its Base Erosion and Profit Shifting (BEPS) action plans which may also lead to future tax reform that could affect our results. In addition, our tax positions are impacted by fluctuations in our earnings and financial results in the various countries in which we do business.

We are subject to antitrust, consumer protection, intellectual property and other litigation, as well as governmental investigations, and may in the future become further subject to such litigation and investigations; an adverse outcome in such litigation or investigations could have a material adverse effect on our financial condition, revenues and profitability.

We participate in businesses (particularly insurance-related businesses and services) that are subject to substantial litigation, including antitrust, consumer protection and intellectual property litigation. In addition, our insurance specialists are in the business of providing advice on standard contract terms, which if challenged could expose us to substantial reputational harm and possible liability. We are subject to the provisions of a 1995 settlement agreement in an antitrust lawsuit brought by various state Attorneys General and private plaintiffs, which imposes certain constraints with respect to insurer involvement in our governance and business.

Our failure to successfully defend or settle any litigation or resolve any governmental investigation could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenues and profitability. Given the nature of our business, we may be subject to litigation or investigation in the future. Even if the direct financial impact of such litigation or investigations is not material, settlements or judgments arising out of such litigation or investigations could include further restrictions on our ability to conduct business, including potentially the elimination of entire lines of business, which could increase our cost of doing business and limit our prospects for future growth.

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

Wood Mackenzie is based in the United Kingdom and conducts its principal operations outside the U.S. Conducting extensive international operations subjects us to risks that are inherent in international operations, including challenges posed by different pricing environments and different forms of competition; lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs and other barriers; unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties, or other trade restrictions; differing technology standards; difficulties in collecting accounts receivable; difficulties in managing and staffing international operations; varying expectations as to employee standards; potentially adverse tax consequences, including possible restrictions on the repatriation of earnings; and reduced or varied protection for intellectual property rights in some countries. In addition, our international operations subject us to obligations associated with anti-corruption laws and regulations, such as the U.K. Bribery Act 2010, the U.S. Foreign Corrupt Practices Act and regulations established by the U.S. Office of Foreign Assets Control. Government agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, anti-corruption laws or regulations, and other laws, rules, sanctions, embargoes, and regulations.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive. As of December 31, 2021, our ten largest shareholders owned 36.1% of our common stock, including 2.6% of our common stock owned by our Employee Stock Ownership Plan or ESOP. Such stockholders are able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.

Pursuant to our equity incentive plans, options to purchase approximately 5,608,239 shares of common stock were outstanding as of February 18, 2022. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our headquarters are in Jersey City, New Jersey. As of December 31, 2021, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	352,765	December 31, 2033
Lehi, Utah	200,000	January 31, 2024
Boston, Massachusetts	115,271	November 30, 2030
White Plains, New York	66,303	June 29, 2025
Houston, Texas	56,584	April 30, 2023

We also lease offices in 21 states in the U.S., and offices outside the U.S. to support our international operations in Australia, Bahrain, Brazil, Bulgaria, Canada, China, Czech Republic, Denmark, France, Germany, India, Indonesia, Ireland, Israel, Italy, Japan, Malaysia, Mexico, Nepal, Netherlands, New Zealand, Poland, Russia, Singapore, South Africa, South Korea, Spain, the United Arab Emirates, and the U.K.

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

Market Information

Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. As of February 18, 2022, there were approximately 66 stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of common stock is held in “street name” by brokers.

On February 17, 2021, April 28, 2021, July 28, 2021, and October 27, 2021, our Board approved a cash dividend of $0.29 per share of common stock issued and outstanding to the holders of record as of March 15, 2021, June 15, 2021, September 15, 2021, and December 15, 2021, respectively. Cash dividends of $188.2 million and $175.8 million were paid during the years ended December 31, 2021 and 2020 and recorded as a reduction to retained earnings, respectively. We have a publicly announced share repurchase plan and repurchased a total of 64,753,581 shares since our IPO through December 31, 2021. As of December 31, 2021, we had 382,351,399 shares of treasury stock.

Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested in our common stock, with the cumulative total return on $100 invested in the S&P 500 index and an aggregate of peer issuers in our industry. The peer issuers used for this graph are Black Knight, Inc., CoreLogic Inc. (as of June 3, 2021, CoreLogic was no longer a publicly-traded company), CoStar Group Inc., Equifax Inc., Fair Isaac Corp., Gartner, Inc., Global Payments, Inc., IHS Markit, Intercontinental Exchange, Inc., Jack Henry & Associates Inc., Moody’s Corporation, MSCI Inc., S&P Global, and TransUnion. The graph assumes that the value of investment in our common stock and each index was $100 at December 31, 2016 and that all cash dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

Assumes $100 Invested on December 31, 2016

Assumes Dividend Reinvested

Fiscal Year Ended December 31, 2021

Recent Sales of Unregistered Securities

We had no unregistered sales of equity securities during 2021.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a share repurchase program ("Repurchase Program"), of up to $4.6 billion, inclusive of the $500.0 million authorization approved by the board on August 17, 2021. As of December 31, 2021, $603.8 million remains available for share repurchases. In December 2020, March 2021, June 2021, and September 2021, we entered into four Accelerated Share Repurchase ("ASR") agreements to repurchase shares of our common stock for an aggregate purchase price of $400.0 million. These ASRs were settled in February 2021, May 2021, September 2021, and December 2021. In December 2021, we entered into an additional ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $100.0 million. This ASR was settled in February 2022. Please refer to Note 22. Subsequent Events, for more information. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregated value of $3,996.2 million. On February 16, 2022, our Board of Directors approved an additional share repurchase authorization of $1.0 billion. Our share repurchases for the quarter ended December 31, 2021 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
October 1, 2021 through October 31, 2021	299,596	(1)	$200.27	(1)	299,596	$603.8
November 1, 2021 through November 30, 2021	—		$—		—	$603.8
December 1, 2021 through December 31, 2021	52,815	(1)	$212.82	(1)	52,815	$603.8
	352,411	(1)	$212.82	(1)	352,411

_______________

(1) In September 2021, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $75.0 million with Wells Fargo Bank. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $75.0 million on October 1, 2021, we received 299,596 shares of our common stock at a price of $200.27 per share. Upon final settlement in December 2021, we received an additional 52,815 shares as determined by the daily volume weighted average share price of our common stock during the term of the ASR agreement, bringing the total shares received under this ASR agreement to 352,411 and a final average price paid of $212.82 per share.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including the impact of the 2019 novel coronavirus ("COVID-19"). Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

This discussion includes a comparison of our results of operations, liquidity and capital resources, financing and financing capacity and cash flow for the years ended December 31, 2021 and 2020. A discussion of changes in our results of operations and cash flows for the years ended December 31, 2020 and 2019 can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" within the annual report on Form 10-K for the year ended December 31, 2020  filed on February 23, 2021.

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

Our customers use our solutions to make better decisions about risk and opportunities with greater efficiency and discipline. We refer to these products and services as “solutions” due to the integration among our services and the flexibility that enables our customers to purchase components or the comprehensive package. These solutions take various forms, including data, statistical models, or tailored analytics, all designed to allow our customers to make more logical decisions. We believe our solutions for analyzing risk positively impact our customers’ revenues and help them better manage their costs.

Our Insurance segment provides underwriting and ratings, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 73% and 72% of our revenues for the years ended December 31, 2021 and 2020, respectively. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented approximately 22% of our revenues for the years ended December 31, 2021 and 2020. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants. Our Financial Services segment's revenues represented approximately 5% and 6% of our revenues for the years ended December 31, 2021 and 2020, respectively.

COVID-19

Since January 2020, an outbreak of COVID-19 has evolved into a worldwide pandemic. We have modified our operations in line with our business continuity plans due to COVID-19. While our facilities generally remain open, we are making extensive use of the work-from-home model at this moment. On a daily basis, management is reviewing our operations and there have been to date minimal interruptions in our customer-facing operations. Given the digital nature of our business and the move toward cloud enablement, we expect to remain operationally stable and fully available to our customers. We are in compliance with all financial and non-financial covenants and have not observed a loss of any significant customers, a significant deterioration in the collectability of receivables, a significant reduction in our liquidity, nor a significant decline in the subscription renewal rates.

We have analyzed our solutions and services to assess the impact of COVID-19 on our revenue streams. We have not identified any material impact stemming from COVID-19 on approximately 85% of our revenues at this point, as much of these revenues are subscription in nature and subject to long-term contracts. These revenues grew approximately 6% for the year ended December 31, 2021.

Of the remaining 15%, we have identified specific solutions and services, largely transactional in nature, that are being impacted by COVID-19. The primary causal factors are lower auto and travel insurance activity, the inability to enter commercial buildings to perform engineering analyses, decreased capital expenditure in the energy sector, and reduced levels of advertising by financial institutions and marketers. The portion of our revenue that is attributable to these solutions has been negatively impacted by COVID-19 beginning in March 2020 with the onset of the pandemic. These revenues increased approximately 1% for the year ended December 31, 2021 as compared to the same period in 2020. As the global outbreak of COVID-19 continues to evolve, management continues to closely monitor its impact on our business.

Recent Developments

As of December 31, 2021, we reassessed the recoverability of the long-lived assets for our Financial Services reporting unit based upon the weaker than expected operating performance as a result of changing market conditions. These conditions constituted a triggering event, which resulted in a $134.0 million impairment to the long-lived assets for our Financial Services reporting unit including $88.2 million to intangible assets and $45.8 million to fixed assets. We based our analysis of the fair value of our long-lived assets on the indication of fair value provided by the offer to purchase such reporting unit, which was approved by our Board of Directors on February 16, 2022. This impairment is included within "Other operating loss (income)" in our accompanying consolidated statement of operations.

On January 12, 2022, our Board of Directors approved the action to make our environmental health and safety business within the Energy & Specialized Markets segment available for immediate sale at its current fair value. On January 21, 2022, we entered into a stock purchase agreement (the “Purchase Agreement”) to sell 3E Company Environmental, Ecological and Engineering ("3E") to Tamarack Buyer, L.L.C. (“Buyer”) in exchange for a potential aggregate cash consideration of up to $950.0 million. Buyer is an entity that was formed on behalf of, and is controlled by, certain investment funds affiliated with New Mountain Capital, L.L.C. (“New Mountain”).

The purchase price consists of $630.0 million of cash consideration to be paid at the closing of the transaction (subject to customary purchase price adjustments for, among other things, the cash, working capital and indebtedness of 3E as of the closing), up to $50.0 million of earnout payments based on 3E’s financial performance in 2023 and 2024, and up to $270.0 million of additional deferred payments based on New Mountain’s future return on its investment in 3E.

Buyer has secured financing, consisting of equity financing to be provided by certain investment funds affiliated with New Mountain and committed debt financing, to consummate the transaction. The closing of the transaction is not subject to a financing condition, but is subject to other customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act. There can be no assurance that these closing conditions will be satisfied.

The Purchase Agreement contains representations, warranties and covenants of the parties that are customary for transactions of this type and that are subject, in some cases, to specified exceptions and qualifications. Until the consummation of the transaction, we have agreed, subject to certain exceptions, to, conduct 3E’s business in the ordinary course consistent with past practice. The parties are required to use their respective commercially reasonable efforts to take, or cause to be taken, all actions necessary, proper or advisable under applicable laws to consummate the transaction. We will enter into a transition services agreement with Buyer at the closing of the transaction to ensure an orderly transition.

On February 11, 2022, we acquired 100 percent of the membership interest of Infutor Data Solutions, LLC ("Infutor"), for an aggregate net cash consideration of $223.5 million, of which $1.5 million represents a working capital escrow, plus a contingent earn-out payment of up to $25.0 million subject to the achievement of certain revenue and other performance targets. Infutor, a leading provider of identity resolution and consumer intelligence data, has become a part of the underwriting & rating category within our Insurance segment. We believe this acquisition further enhances Verisk’s marketing solutions offerings to companies across several industries including the insurance industry.

On February 16, 2022, our Board of Directors approved the action to make our financial services business within the Financial Services segment available for immediate sale at its current fair value. On February 21, 2022, we entered into a stock purchase agreement to sell our financial services business to TransUnion, a global information and insights company, for $515.0 million in cash consideration paid at closing. This transaction is subject to customary closing conditions, including regulatory approvals and working capital adjustments.

Executive Summary

Key Performance Metrics

Revenue growth. We use year-over-year revenue growth as a key performance metric. We assess revenue growth based on our ability to generate increased revenue through increased sales to existing customers, sales to new customers, sales of new or expanded solutions to existing and new customers, and strategic acquisitions of new businesses.

We believe our business’s ability to grow recurring revenue and generate positive cash flow is the key indicator of the successful execution of our business strategy. We use year-over-year revenue and EBITDA growth as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. We calculate EBITDA margin as EBITDA divided by revenues. The respective nearest applicable GAAP financial measures are net income and net income margin. Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders, and others in their evaluation of companies; EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our operating income, net income, or cash flow from operating activities reported under GAAP. Management uses EBITDA and EBITDA margin in conjunction with traditional GAAP operating performance measures as part of its overall assessment company performance. We believe these measures are useful and meaningful because they help us allocate resources, make business decisions, allow for greater transparency regarding our operating performance, and facilitate period-to-period comparisons. Some of these limitations involved in the use of EBITDA are:

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

EBITDA margin. We use EBITDA margin as a performance measure to assess segment performance and scalability of our business. We assess EBITDA margin based on our ability to increase revenues while controlling expense growth.

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

Approximately 81% and 82% of the revenues in our Insurance segment for the years ended December 31, 2021 and 2020 were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 83% and 85% of the revenues in our Energy and Specialized Markets segment for the years ended December 31, 2021 and 2020 were derived from hosted subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include most of the top 10 global energy providers around the world. Approximately 83% and 77% of the revenues in our Financial Services segment for the years ended December 31, 2021 and 2020 were derived from subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include financial institutions, payment networks and processors, alternative lenders, regulators, merchants, and the top 30 credit card issuers in North America, the United Kingdom, and Australia.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the years ended December 31, 2021 and 2020, approximately 19% and 18%, respectively, of our consolidated revenues were derived from providing transactional and advisory/consulting solutions.

Principal Operating Costs and Expenses

Personnel expenses are a major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 55% and 59% of ourtotal operating expenses for each of the years ended December 31, 2021 and 2020, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Cost of Revenues. Our cost of revenues consists primarily of personnel expenses. Cost of revenues also includes the expenses associated with the acquisition and verification of data, the maintenance of our existing solutions, and the development and enhancement of our next-generation solutions. Our cost of revenues excludes depreciation and amortization.

Selling, General and Administrative Expense. Our selling, general and administrative expense also consists primarily of personnel costs. A portion of the other operating costs such as facilities, insurance, and communications are allocated to selling, general and administrative costs based on the nature of the work being performed by the employee. Our selling, general and administrative expenses excludes depreciation and amortization.

Trends Affecting Our Business

We serve customers in three primary vertical markets: P&C insurance, energy and specialized markets, and financial services. The industry trends in each of those markets can affect our business.

A significant change in P&C insurers’ profitability could affect the demand for our solutions. For insurers, the keys to profitability include increasing investment income, premium growth and disciplined underwriting of risks. Investment income remains under pressure as a result of low interest rates. Growth in P&C insurers’ direct written premiums is cyclical, with total industry premium growth receding from a peak of 14.8% in 2002 to a trough of negative 3.1% in 2009 and subsequently recovering to 4.4% in 2012, slowing down to 3.7% in 2015 and 2016, accelerating to 4.7% in 2017 and 5.5% in 2018, then again slowing down to 5.1% in 2019. In recent years, we have signed multi-year contracts with certain customers, and pricing is fixed at the beginning of each multi-year period; pricing for other customers is still linked to prior years' premiums. Direct premium growth slowed to 2.3% in 2020 due to COVID-19 pandemic, and premiums for personal automobile insurance actually declined. Based on the most recent results available, direct premium growth recovered in 2021, despite continuing disruptions and uncertainties associated with the COVID-19 pandemic. In 2020 and 2021, insurers were also challenged by heightened catastrophic losses associated with a record number of events ISO's Property Claims Service classified as catastrophes in each of the years. The catastrophes of 2020 included the hurricane Laura and the Midwest derecho, both in August 2020, and multiple wildfires in the Western states, while the most notable events of 2021 included the winter storm in February that left much of Texas without power and hurricane Ida in August. Both Ida and Laura are among the strongest hurricanes to ever make landfall in the United States. These events illustrate the need for broader coverages, such as flood to meet the changing needs of communities. We continue to provide the necessary resources to meet insurer needs. In the life insurance market, carriers are looking to modernize and digitize their core platforms, as well as offer streamlined underwriting decision-making process to expand the number of policies which can be offered more rapidly, and without cumbersome medical tests. Our no-code modular technology stack and advanced analytics (such as using electronic health records to model mortality and detecting of tobacco use through voice analysis) enable the digital transformation of our customers' core infrastructure and automate their decision-making processes across the policy lifecycle.

Trends in catastrophe and non-catastrophe losses (such as from weather, climate, cyber, casualty, terrorism, pandemics, and tsunamis) can have an effect on our customers’ profitability, and therefore on their appetite for buying analytics to help them manage their risks. Any increase or decrease in frequency or severity of these events over time could lead to an increased or decreased demand for our catastrophe modeling, catastrophe loss information, and repair cost solutions. Likewise, any structural changes in the reinsurance and related brokerage industry from alternative capital or newer technologies could affect demand for our products. We also have a portion of our revenue related to the number of claims processed due to losses, which can be impacted by seasonal storm activity. The need by our customers to fight insurance fraud - both in claims and at policy inception - could lead to increased demand for our underwriting and claims solutions.

Trends in the energy, chemicals, metals and mining sectors, and activity in financial markets can influence our revenues. In 2021, global economic growth, commodity flows and prices recovered strongly after being impacted negatively by the COVID-19 pandemic in 2020. Commodity markets performed impressively, with Brent oil averaging $71 dollars per barrel in 2021, compared to an average of $42 dollars per barrel in 2020. Gas prices also increased from their 2020 levels, as global energy demand recovered. Investment in the natural resources increased in 2021, following a sharp decline in 2020. We expect investment to continue to increase this year as natural resources companies reinvest the higher cashflows generated from their operations as a result of the significantly higher commodity prices seen in 2021. However, natural resources companies are also expected to demonstrate capital discipline, using higher commodity prices as an opportunity to build stronger balance sheets and to return capital to shareholders. The energy transition continues to gather pace. Governments and companies in all areas of our customer base globally are setting targets for the reduction in CO2 emissions and are adjusting their investment plans to take into account expected changes in energy demand, regulation and consumer behavior. The transition presents both a threat and an opportunity for the sector and our revenues. Fossil fuels will meet much of global demand for some decades, but investments in zero carbon energy (renewables and emerging technologies such as electric vehicles and energy storage) and the associated infrastructure will grow in importance. Electrification of economies will drive demand for base metals, some bulk commodities and battery raw materials. Climate change and decarbonization are rising up the agenda, and policy on environmental and social governance is intensifying. Attracting the capital needed to meet future energy demand is one of the industry’s challenges and data, analysis and insight will help our customers achieve this.

Trends in the banking and retail sectors, as well as material external factors can influence revenues in our Financial Services segment in many ways. COVID-19 has had a significant impact on our one-time consultative revenue streams over the past year as our clients sought to temporarily reduce external expenditure while they focused on critical customer needs. Additionally, governmental intervention and actions to support indebted consumers by extending credit terms has created a lag in bankruptcy and similar filings which have adversely impacted our credit analytics business, but we do believe this is a temporary impact which will reverse over time. As retailers saw reduced consumer spend due to COVID-19 however, this created an opportunity for our spend analytics businesses to work more closely with retailers to help them understand and target emerging spend as the economies in our markets re-emerged. Our sector specific trends have remained broadly consistent with fraud and similar financial crimes continuing to impact our customers in ways ranging from regulatory risk and credit loss for financial institutions, to counterfeit loss and inventory shrinkage for merchants, with risks being elevated at times of financial stress. This can strengthen demand for our credit risk and fraud solutions ranging from enhanced brand protection solutions for retailers, through to enhanced artificial-intelligence led models to identify cross bank and cross-border fraudulent transactions. We continue to see increasing competition for traditional retail banks and consumer lenders from financial technology companies and other on-line lending new entrants, which provides opportunities for us to support many existing and potential clients, with our enhanced digital solutions and analytical tools providing new ways for us to communicate and engage with our clients today in our remote environment, and in the future.

Description of Acquisitions

We acquired sixteen businesses since January 1, 2019. These acquisitions affect the comparability of our consolidated results of operations between periods. See a description of our 2021 acquisitions below and Note 10. Acquisitions to our consolidated financial statements included in this annual report on Form 10-K for further discussions.

2021 Acquisitions

On December 23, 2021, we acquired approximately 96.7 percent of the stock of ACTINEO GmbH ("ACTINEO") with an option to acquire the remaining shares at a future date, for a net cash purchase price of $148.9 million. ACTINEO offers a comprehensive portfolio of services, technology and data solutions to support the entire bodily injury settlement process. With this acquisition, we add ACTINEO's established claims management solutions to our leading data analytics and insurance ecosystem, providing customers with digitalization and medical expertise solutions throughout the entire claims process. ACTINEO is part of the claims vertical within our Insurance segment.

On November 2, 2021, we acquired 100 percent of the stock of Data Driven Safety, LLC ("Data Driven Safety") for a net cash purchase price of $93.5 million, of which $2.0 million represents indemnity escrows. Data Driven Safety, a leading public record data aggregation firm that specializes in driver risk assessment in the U.S., has become a part of the underwriting & rating category within our Insurance segment. We believe that Data Driven Safety will expand our robust auto insurance analytics, providing insurers with information to further refine underwriting, improve the customer experience and promote public safety.

On September 1, 2021, we acquired 100 percent of the stock of Ignite Software Systems Limited ("Ignite") for a net cash purchase price of $13.8 million. Ignite, a provider of insurance policy administration systems to brokers, managing general agents, and insurers, has become a part of the underwriting & rating category within our Insurance segment. We believe that Ignite's client focus and deep domain knowledge will fit into our business model providing new and existing clients with access to a broader expert advice and service.

On June 17, 2021, we acquired 100 percent of the stock of Roskill Holdings Limited ("Roskill") for a net cash purchase price of $22.1 million, of which $4.8 million represents indemnity escrows. Roskill, a provider of metals and materials supply chain intelligence, has become part of our Energy and Specialized Markets segment. Roskill’s capabilities reinforce our ability to provide comprehensive analysis across the energy, and metals and mining value chain while adding analysis, data, and insight on battery raw materials metals.

On March 2, 2021, we acquired a 51.0 percent ownership in Whitespace Software Limited ("Whitespace") for a net cash purchase price of $16.8 million. The remaining 49.0 percent ownership interest in Whitespace will be acquired by us, in three equal proportions over the next three years, at a purchase price determined based upon a fixed revenue multiple and adjusted for any free cash flow shortfall. Whitespace, a provider of digital placing technology to the (re)insurance market, has become part of the underwriting & rating category within our Insurance segment. We expect our investment in Whitespace to enable a seamless real-time quote-to-bind electronic placing and global distribution solution, with straight-through submissions for our customers.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Consolidated Results of Continuing Operations

Revenues

Revenues were $2,998.6 million for the year ended December 31, 2021 compared to $2,784.6 million for the year ended December 31, 2020, an increase of $214.0 million or 7.7%. Our recent acquisitions (Franco Signor, Jornaya, Whitespace, Ignite Software Systems, Data Driven Safety within the underwriting & rating category of the Insurance segment, ACTINEO within the claims category of the Insurance segment, and Roskill within the Energy and Specialized Markets segment) and dispositions (the aerial imagery sourcing group and the compliance background screening business within the claims category of the Insurance segment and the data warehouse business within the Financial Services segment) contributed net revenues of $53.7 million. The remaining growth in consolidated revenues of $160.3 million or 5.8% is related to the following: revenues within our Insurance segment increased $146.0 million or 7.3%; revenues within our Energy and Specialized Markets segment increased $26.8 million or 4.3%; offset by revenues within our Financial Services segment which decreased $12.5 million or 8.1%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	2021	2020	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Insurance	$2,206.9	$2,008.7	9.9%	7.3%
Energy and Specialized Markets	648.9	619.2	4.8%	4.3%
Financial Services	142.8	156.7	(8.9)%	(8.1)%
Total revenues	$2,998.6	$2,784.6	7.7%	5.8%

Cost of Revenues

Cost of revenues was $1,057.8 million for the year ended December 31, 2021 compared to $993.9 million for the year ended December 31, 2020, an increase of $63.9 million or 6.4%. Our recent acquisitions and dispositions accounted for a net increase of $14.9 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining increase in cost of revenues of $49.0 million or 4.9% was primarily due to increases in salaries and employee benefits of $24.3 million, information technology expenses of $18.9 million, professional consulting costs of $8.3 million, and other operating costs of $0.7 million. The increase in salaries and employee benefits was primarily due to a pause in our employee hiring activities in the prior year's period as a result of COVID-19, which have gradually resumed in the second half of 2020 through 2021. These increases were partially offset by decreases in travel expenses of $3.1 million and data costs of $0.1 million. The decrease in travel expense primarily resulted from travel restrictions in connection with the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $422.7 million for the year ended December 31, 2021 compared to $413.9 million for the year ended December 31, 2020, an increase of $8.8 million or 2.1%. Our recent acquisitions and dispositions accounted for an increase of $18.2 million in SGA primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for a decrease of $2.0 million (See Note 10. Acquisitions to our consolidated financial statements included in this annual report on Form 10-K). The remaining SGA decrease of $7.4 million or 1.8% was primarily due to decreases in professional consulting costs of $36.4 million and travel expenses of $2.0 million. The decrease in professional consulting costs is primarily due to the release of the previously established Xactware Solutions Patent Litigation's ("EVT Litigation Reserve") reserve once the final payment was made in the fourth quarter of 2021 (the original accrual for this matter was recorded as part of SGA). See Note 21. Commitments and Contingencies. The decrease in travel expense primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by increases of salaries and employee benefits of $27.3 million, information technology expenses of $3.3 million, and other operating costs of $0.4 million. The increase in salaries and employee benefits was primarily due to a pause in our employee hiring activities in the first half of the prior year as a result of COVID-19, which have gradually resumed in the second half of 2020 through 2021.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $206.9 million for the year ended December 31, 2021 compared to $192.2 million for the year ended December 31, 2020, an increase of $14.7 million or 7.6%. The increase was primarily driven by assets placed in service of $14.3 million to support data capacity expansion and revenue growth and due to recent acquisitions of $0.5 million. These increases were partially offset by our recent dispositions of $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets was $176.7 million for the year ended December 31, 2021 compared to $165.9 million for the year ended December 31, 2020, an increase of $10.8 million or 6.5%. This was primarily driven by the additional amortization of intangible assets incurred in connection with our recent acquisitions.

  Other Operating (Loss) Income

Other operating (loss) income was a loss of $134.0 million for the year ended December 31, 2021 compared to a gain of $19.4 million for the year ended December 31, 2020. This decrease of $153.4 million was primarily related to the long-lived asset impairment loss associated with our Financial Services segment recorded in the current period and gains associated with the dispositions of our compliance background screening business and data warehouse business that were recorded in 2020.

Investment Income (Loss) and Others, Net

Investment income (loss) and others, net was a gain of $1.9 million for the year ended December 31, 2021 compared to a loss of $2.4 million for the year ended December 31, 2020. The increase was primarily due to a gain on foreign currencies.

Interest Expense

Interest expense was $127.0 million for the year ended December 31, 2021 compared to $138.2 million for the year ended December 31, 2020, a decrease of $11.2 million or 8.2%. We repaid our 5.800% senior notes in May 2021, which contributed to a lower interest expense.

Provision for Income Taxes

The provision for income taxes was $209.1 million for the year ended December 31, 2021 compared to $184.8 million for the year ended December 31, 2020, an increase of $24.3 million or 13.2%. The effective tax rate was 23.9% for the year ended December 31, 2021 compared to 20.6% for the year ended December 31, 2020. The increase in the effective tax rate in 2021 compared to 2020 was primarily due to the deferred tax impact of the tax rate increase in the United Kingdom that was enacted and recorded in 2021, the impact of the current year Global Intangible Low-taxed income inclusion ("GILTI"), and the impact of higher tax benefits from equity compensation in the prior period versus the current period.

Net Income Margin

The net income margin for our consolidated results was 22.2% for the year ended December 31, 2021 compared to 25.6% for each of the year ended December 31, 2020. The decrease in net income margin was primarily related to the long-lived asset impairment loss associated with our Financial Services segment.

EBITDA Margin

The EBITDA margin for our consolidated results was 46.2% for the year ended December 31, 2021 compared to 50.1% for the year ended December 31, 2020. The decrease in EBITDA margin was primarily related to the long-lived asset impairment loss associated with our Financial Services segment, partially offset by the release of the previously established EVT Litigation Reserve once the final payment was made in the fourth quarter of 2021.

Results of Continuing Operations by Segment

Insurance

Revenues

Revenues were $2,206.9 million for the year ended December 31, 2021 compared to $2,008.7 million for the year ended December 31, 2020, an increase of $198.2 million or 9.9%. Our underwriting & rating revenues increased $142.1 million or 10.1%. Our claims revenues increased $56.1 million or 9.4%.

	2021	2020	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Underwriting & rating	$1,555.1	$1,413.0	10.1%	7.2%
Claims	651.8	595.7	9.4%	7.5%
Total Insurance	$2,206.9	$2,008.7	9.9%	7.3%

Our recent acquisitions (Franco Signor, Jornaya, Whitespace, Ignite Software Systems, and Data Driven Safety within the underwriting & rating category and ACTINEO within the claims category) and dispositions (the aerial imagery sourcing group and the compliance background screening business within the claims category) contributed net revenues of $52.2 million and the remaining Insurance revenues increased $146.0 million or 7.3%. Our underwriting & rating revenues increased $101.7 million or 7.2% primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers within commercial and personal lines. In addition, catastrophe modeling services contributed to the growth. Our claims revenues increased $44.3 million or 7.5%, primarily due to growth in our repair cost estimating solutions revenue and claims analytics revenue related to annual price as well as volume increases.

Cost of Revenues

Cost of revenues for our Insurance segment was $704.4 million for the year ended December 31, 2021 compared to $644.3 million for the year ended December 31, 2020, an increase of $60.1 million or 9.3%. Our recent acquisitions and dispositions represented a net increase of $14.7 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining increase in cost of revenues of $45.4 million or 7.1% was primarily due to increases in salaries and employee benefits of $24.3 million, information technology expenses of $16.4 million, professional consulting costs of $2.9 million, data costs of $2.0 million, and other operating costs of $0.9 million. The increase in salaries and employee benefits was primarily due to more robust employee hiring activities as stated above. These increases were partially offset by a decrease in travel expenses of $1.1 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Insurance segment were $239.1 million for the year ended December 31, 2021 compared to $248.1 million for the year ended December 31, 2020, a decrease of $9.0 million or 3.6%. Our recent acquisitions and dispositions accounted for an increase of $15.2 million primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for a decrease of $2.0 million. The remaining decrease in SGA of $22.2 million or 9.1% was primarily due to decreases in professional consulting costs of $42.3 million, travel expenses of $1.3 million, and other operating costs of $0.7 million. The decrease in professional consulting fees was primarily due to the release of the previously established EVT Litigation Reserve once the final payment was made in the fourth quarter of 2021 (the original accrual for this matter was recorded as part of SGA). These decreases were partially offset by increases in salaries and employee benefits of $19.5 million and information technology expenses of $2.6 million.

Other Operating Income

Other operating income was $0.0 for the year ended December 31, 2021 compared to $15.9 million for the year ended December 31, 2020. This decrease was primarily related to the gain associated with the disposition of our compliance background screening business that was recorded in 2020.

Investment Income (Loss) and Others, Net

Investment income (loss) and others, net was a gain of $2.3 million for the year ended December 31, 2021 compared to a loss of $1.2 million for the year ended December 31, 2020. This change was primarily due to a gain on foreign currencies.

EBITDA Margin

EBITDA for our Insurance segment was $1,265.7 million for the year ended December 31, 2021 compared to $1,131.0 million for the year ended December 31, 2020. The EBITDA margin for our Insurance segment was 57.4% for the year ended December 31, 2021 compared to 56.3% for the year ended December 31, 2020. The increase in EBITDA margin was primarily due to the release of the previously established EVT Litigation Reserve once the final payment was made in the fourth quarter of 2021, a reduction in travel expenses as a result of COVID-19, and cost discipline.

Energy and Specialized Markets

Revenues

Revenues for our Energy and Specialized Markets segment were $648.9 million for the year ended December 31, 2021 compared to $619.2 million for the year ended December 31, 2020, an increase of $29.7 million or 4.8%. Our recent acquisition within this segment, Roskill, contributed revenues of $2.9 million. The remaining increase in revenue of $26.8 million or 4.3% was primarily due to increases in our core research subscription solutions, and environmental health and safety service subscription revenues.

Cost of Revenues

Cost of revenues for our Energy and Specialized Markets segment was $263.0 million for the year ended December 31, 2021 compared to $256.8 million for the year ended December 31, 2020, an increase of $6.2 million or 2.4%. Our recent acquisition accounted for an increase of $0.9 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increase of $5.3 million or 2.1% was primarily due to increases in professional consulting fees of $6.5 million, information technology expenses of $2.3 million, and salaries and employee benefits of $0.7 million. These increases were partially offset by decreases in travel expenses of $1.3 million,and data costs of $0.6 million, and other operating costs of $2.3 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Energy and Specialized Markets segment were $154.4 million for the year ended December 31, 2021 compared to $146.1 million for the year ended December 31, 2020, an increase of $8.3 million or 5.6%. Our recent acquisition accounted for an increase of $3.7 million, primarily related to salaries and employee benefits. The remaining SGA increase of $4.6 million or 3.1% was primarily due to increases in salaries and employee benefits of $2.6 million, professional consulting costs of $2.1 million, information technology expenses of $0.2 million, and other operating costs of 0.3 million. These increases were partially offset by a decrease in travel expenses of $0.6 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic.

Investment Loss and Others, Net

Investment loss and others, net was a loss of $0.2 million for the year ended December 31, 2021 compared to a loss of $1.2 million for the year ended December 31, 2020.

EBITDA Margin

EBITDA for our Energy and Specialized Markets segment was $231.3 million for the year ended December 31, 2021 compared to $215.1 million for the year ended December 31, 2020. The EBITDA margin for our Energy and Specialized Markets segment was 35.6% for the year ended December 31, 2021 compared to 34.7% for the year ended December 31, 2020. The increase in EBITDA margin was primarily related to cost-discipline, a reduction in travel expenses as a result of COVID-19, and a decrease in acquisition-related costs (earn-outs).

Financial Services

Revenues

Revenues for our Financial Services segment were $142.8 million for the year ended December 31, 2021 compared to $156.7 million for the year ended December 31, 2020, a decrease of $13.9 million or 8.9%. Our recent disposition of the data warehouse business contributed a decrease in revenues of $1.4 million. The remaining decrease in revenue of $12.5 million or 8.1% was related to projects that did not reoccur and decrease in revenue in connection with the COVID-19 pandemic, which resulted in lower consulting revenue, and lower transactional bankruptcy revenue because of government support and forbearance programs.

Cost of Revenues

Cost of revenues for our Financial Services segment was $90.4 million for the year ended December 31, 2021 compared to $92.8 million for the year ended December 31, 2020, a decrease of $2.4 million or 2.6%. Our recent disposition of the data warehouse business represented a decrease of $0.7 million, which was primarily related to salaries and employee benefits. The remaining cost of revenues decrease of $1.7 million or 1.9% was primarily due to decreases in data costs of $1.5 million, professional consulting costs of $1.1 million, salaries and employee benefits of $0.7 million, and travel expenses of $0.7 million. The decrease in travel expenses primarily resulted from travel restrictions in connection with the COVID-19 pandemic. These decreases were partially offset by increases in information technology expenses of $0.2 million, and other operating costs of 2.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Financial Services segment were $29.2 million for the year ended December 31, 2021 compared to $19.7 million for the year ended December 31, 2020, an increase of $9.5 million or 48.6%. Our recent disposition represented a net decrease of $0.7 million. The remaining increase in SGA of $10.2 million or 53.9% was primarily due to increases in salaries and employee benefits of $5.2 million, professional consulting costs of $3.8 million, information technology expenses of $0.5 million, and other operating costs of 0.8 million. These increases were partially offset by a decrease in travel expenses of $0.1 million.

Other Operating (Loss) Income

Other operating (loss) income was a loss of $134.0 million for the year ended December 31, 2021 compared to a gain of $3.5 million for the year ended December 31, 2020. The decrease of $137.5 million was primarily due a long-lived asset impairment loss that was recorded in the current period and a gain generated from the sale of our data warehouse business that was recorded in 2020.

Investment Loss and Others, Net

Investment loss and others, net was a loss of $0.2 million for the year ended December 31, 2021 compared to $0.0 for the year ended December 31, 2020. The variance was primarily due to a loss on foreign currencies.

EBITDA Margin

EBITDA for our Financial Services segment was a loss of $111.0 million for the year ended December 31, 2021 compared to $47.7 million for the year ended December 31, 2020. The EBITDA margin for our Financial Services segment was -77.7% for the year ended December 31, 2021 compared to 30.4% for the year ended December 31, 2020. The decrease in EBITDA margin is primarily related to the long-lived asset impairment loss, decrease in revenue, and the gain generated from the sale of our data warehouse business that was recorded in 2020.

See Note 19. of our consolidated financial statements included in this annual report on Form 10-K.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, we had cash and cash equivalents and available-for-sale securities of $285.3 million and $222.9 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our syndicated revolving credit facility, we believe we will have sufficient cash to meet our working capital, human capital and capital expenditure needs, and to fuel our future growth plans.

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

Our consolidated capital expenditures as a percentage of consolidated revenues for the years ended December 31, 2021 and 2020, were 9.0% and 8.9%, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal-use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.”

We have historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2021, 2020, and 2019, we repurchased $475.0 million, $348.8 million and $300.0 million, respectively, of our common stock. For the years ended December 31, 2021, 2020, and 2019, we also paid dividends of $188.2 million, $175.8 million, and $163.5 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease obligations, unamortized discounts and premium, and debt issuance costs of $3,310.0 million and $3,200.0 million at December 31, 2021 and 2020, respectively. The debt at December 31, 2021 primarily consists of senior notes issued in 2020, 2019, 2015, 2012 and 2011 and borrowings outstanding under our committed senior unsecured Syndicated Revolving Credit Facility ("Credit Facility"), described below. Interest on the senior notes is payable semi-annually each year. The unamortized discount and debt issuance costs were recorded as "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-K over the life of the respective senior note. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. As of December 31, 2021, we had senior notes with an aggregate principal amount of $2,700.0 million outstanding, and we were in compliance with our financial and non-financial debt covenants.

We have a Credit Facility with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., First Commercial Bank, Ltd., Los Angeles Branch, TD Bank, N.A., and the Northern Trust Company. Interest on borrowings under the Credit Facility is payable at an interest rate of LIBOR plus 1.0% to 1.625%, depending upon the public debt rating. A commitment fee on any unused balance is payable periodically and may range from 8.0 to 20.0 basis points based upon the public debt rating. The Credit Facility also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.5 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase one time each to 4.0 to 1.0 and 4.25 to 1.0. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the share repurchase program (the "Repurchase Program"). As of December 31, 2021, we were in compliance with all financial and other debt covenants under the Credit Facility. As of December 31, 2021 and 2020, the available capacity under the Credit Facility was $384.9 million and $944.6 million, net of the letters of credit of $5.1 million and $5.4 million, respectively. Subsequent to December 31, 2021 we have made repayments of $130.0 million under the Credit Facility resulting in $480.0 million in borrowings under the Revolving Credit Facility.

Cash Flow

The following table summarizes our cash flow data for the years ended December 31:

	2021	2020
	(in millions)
Net cash provided by operating activities	$1,155.7	$1,068.2
Net cash used in investing activities	$(592.0)	$(595.8)
Net cash used in financing activities	$(498.9)	$(445.2)

Operating Activities

Net cash provided by operating activities was $1,155.7 million for the year ended December 31, 2021 compared to $1,068.2 million for the year ended December 31, 2020, an increase of $87.5 million or 8.2%. The increase was primarily due to an increase in customer collections, partially offset by the prior year deferral of certain employer payroll taxes resulting from the CARES Act and a payment to settle the EVT litigation.

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

Investing Activities

Net cash used in investing activities of $592.0 million for the year ended December 31, 2021 was primarily related to acquisitions of $299.0 million including escrow funding, capital expenditures of $268.4 million, and investments in nonpublic companies of $23.6 million.

Net cash used in investing activities of $595.8 million for the year ended December 31, 2020 was primarily related to acquisitions of $285.1 million including escrow funding and capital expenditures of $246.8 million.

Financing Activities

Net cash used in financing activities of $498.9 million for the year ended December 31, 2021 was driven by repurchases of common stock of $475.0 million, repayment of our $450.0 million 5.800% senior notes on May 3, 2021, and dividend payments of $188.2 million, partially offset by proceeds, net of repayments, from our Credit Facility of $560.0 million and proceeds from stock options exercised of $84.3 million.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2021 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in millions)
Contractual obligations
Long-term debt, current portion of long-term debt and interest	$4,591.6	$1,068.9	$196.3	$1,040.7	$2,285.7
Operating leases	351.9	51.5	88.9	65.7	145.8
Pension and postretirement plans (1)	14.5	2.3	3.3	2.8	6.1
Finance lease obligations	14.8	13.0	1.7	0.1	—
Total (2)	$4,972.8	$1,135.7	$290.2	$1,109.3	$2,437.6

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)	Unrecognized tax benefits of approximately $3.4 million have been recorded as liabilities in accordance with ASC 740, which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $0.5 million.

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

As of December 31, 2021, we had goodwill of $4,331.2 million, which represents 55.5% of our total assets. During 2021, we performed an impairment test as of June 30, 2021 and confirmed that no impairment charge was necessary as the fair value of each reporting unit exceeded its carrying value. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, EBITDA, EBITDA margins and cash flows, useful lives and discount rates, and an estimate of value using multiples derived from the stock prices of publicly traded guideline companies applied to such expected cash flows and market approaches in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for determining the fair value of our reporting units. To mitigate undue influence, we set criteria and benchmarks that are reviewed and approved by various levels of management and reviewed by other independent parties. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill. As of December 31, 2021, we reassessed the recoverability of long-lived assets for our Financial Services reporting unit based upon the weaker than expected operating performance as a result of changing market conditions. These conditions constituted a triggering event, which resulted in a $134.0 million impairment to the long-lived assets in our Financial Services operating segment including $88.2 million to intangible assets and $45.8 million to fixed assets. We based our analysis of the fair value of our long-lived assets on the indication of fair value provided by the offer to purchase such reporting unit, which was approved by our Board of Directors on February 16, 2022. This impairment is included within "Other operating loss (income)" in our accompanying consolidated statement of operations. Please refer to Note 9. Fixed Assets and Note 12. Goodwill and Intangible assets for more information.

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

We estimate unrecognized tax positions of $0.6 million that may be recognized by December 31, 2022, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.

As of December 31, 2021, we have gross federal, state, and foreign income tax net operating loss carryforwards of $154.6 million, which will expire at various dates from 2022 through 2041. Such net operating loss carryforwards expire as follows:

Years Ending	(In millions)
2022 - 2029	$21.9
2030 - 2034	20.5
2035 - 2041	112.2
Total	$154.6

The net deferred income tax liability of $463.9 million consists primarily of timing differences involving amortization.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2(s) to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. At December 31, 2021, we had borrowings outstanding under our credit facility of $610.0 million. A total of $130.0 million of this outstanding balance has been paid in the first three weeks post year end. The borrowings bear interest at variable rates based on LIBOR plus 1.0% to 1.625% depending on the public debt rating defined in the credit agreement. The current margin is 1.25% as a result of the current public debt rating. A change in interest rates on variable rate debt impacts our pre-tax income and cash flows, but does not impact the fair value of the instruments. Based on our overall interest rate exposure at December 31, 2021, a one percent change in interest rate would result in a change in annual pre-tax interest expense of approximately $6.1 million based on our current borrowing levels.

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

Foreign Currency Risk

Our foreign-based businesses and results of operations are exposed to movements in the U.S. dollar to British pounds and other foreign currency exchange rates. A portion of our revenue is denominated in British pounds and other foreign currencies. If the U.S. dollar strengthens against British pounds and other foreign currencies, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in British pounds and other foreign currencies. If British pounds and other foreign currencies strengthen, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to British pounds and other foreign currency exchange rates did not have a material effect on our revenue for the year ended December 31, 2021. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is set forth on pages 51 through 96 of this annual report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K for our company and subsidiaries other than our recent acquisitions in 2021 (See Note 10. of our consolidated financial statements included in this annual report on Form 10-K). Management excluded from its assessment the internal control over financial reporting of these acquisitions and collectively represents less than 0.5% of total assets (excluding goodwill and intangible assets which were integrated into our systems and control environment) and less than 0.5% of revenues as of and for the year ended December 31, 2021. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The information required by this Item is set forth on page 47 of this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

The information required by this Item is set forth on page 48 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

We are in the process of integrating our recent acquisitions in 2021 into our overall internal control over financial reporting process. Other than this ongoing integration, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2021.

Management excluded from its assessment the internal control over financial reporting for our acquisitions in 2021 (See Note 10. of our consolidated financial statements included in this annual report on Form 10-K). The excluded financial statements of these acquisitions constitute approximately 0.5% of total assets (excluding goodwill and intangible assets which were integrated into our systems and control environment) and 0.5% of revenues collectively included within our consolidated financial statements as of and for the year ended December 31, 2021. Due to the timing of the acquisitions, management did not assess the effectiveness of internal control over financial reporting for these acquisitions.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Whitespace Software Limited which was acquired on March 2, 2021, Roskill Holdings Limited on June 17, 2021, Ignite Software Systems Limited on September 1, 2021, Data Driven Safety, LLC on November 2, 2021, and ACTINEO GmbH on December 23, 2021 (collectively the “2021 Acquisitions”). The financial statements of the 2021 Acquisitions constitute less than 0.5% of total assets (excluding goodwill and intangible assets which were integrated into the Company's systems and control environment) and 0.5% of revenues collectively of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at the 2021 Acquisitions.

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

February 22, 2022

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2021 (the “Proxy Statement”).

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

Item 11.	Executive Compensation

The information required to be furnished by this Item 11 is incorporated herein by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished by this Item 12 is incorporated herein by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required to be furnished by this Item 13 is incorporated herein by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished by this Item 14 is incorporated herein by reference to our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) The following documents are filed as part of this report.

(1)	Financial Statements. See Index to Financial Statements and Schedules in Part II, Item 8 on this Form 10-K.

(2)	Financial Statement Schedule. See Schedule II. Valuation and Qualifying Accounts and Reserves.

(3)	Exhibits. See Index to Exhibits in this annual report on Form 10-K.

Item 16.	Form 10-K Summary

None.

Item 8.      Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill - Energy and Specialized Markets and Financial Services Reportable Segments - Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, EBITDA margins, and the discount rate. The determination of fair value using the market approach requires management to make significant estimates and assumptions related to the selection of revenue and EBITDA multiples. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $4,331.2 million as of December 31, 2021 of which $2,283.6 million was attributable to a reporting unit within the Energy and Specialized Markets reportable segment and $475.4 million was attributable to the Financial Services reportable segment.

Given the significant judgments made by management to estimate the fair value of the reporting unit within the Energy and Specialized Markets reportable segment and the Financial Services reportable segment, including management’s judgments in selecting significant assumptions to forecast future revenues, EBITDA margins, and the discount rate, as well as the selection of revenue and EBITDA multiples, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions for the reporting unit within the Energy and Specialized Markets reportable segment and the Financial Services reportable segment required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to forecasts of future revenue and EBITDA margin, selection of the discount rate used within the income approach and selection of the Revenue and EBITDA multiples used in the market approach for a reporting unit within the Energy and Specialized Markets reportable segment and the Financial Services reportable segment included the following, among others:

•

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit within the Energy and Specialized Markets reportable segment and the Financial Services reportable segment such as controls related to management’s selection of the discount rate, forecasts of future revenue and Revenue and EBITDA multiples.

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

February 22, 2022

We have served as the Company's auditor since 2001.

VERISK ANALYTICS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

	2021	2020
	(in millions, except par value and number of shares)
ASSETS:
Current assets:
Cash and cash equivalents	$280.3	$218.8
Accounts receivable, net	446.3	432.4
Prepaid expenses	102.6	81.2
Income taxes receivable	36.7	25.4
Other current assets	36.7	36.4
Total current assets	902.6	794.2
Noncurrent assets:
Fixed assets, net	658.2	632.3
Operating lease right-of-use assets, net	253.1	267.6
Intangible assets, net	1,225.9	1,384.8
Goodwill	4,331.2	4,108.1
Deferred income tax assets	6.6	9.1
Other noncurrent assets	430.5	365.7
Total assets	$7,808.1	$7,561.8

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$320.7	$407.3
Short-term debt and current portion of long-term debt	971.3	514.3
Deferred revenues	501.0	466.7
Operating lease liabilities	41.2	38.7
Income taxes payable	9.0	3.8
Total current liabilities	1,843.2	1,430.8
Noncurrent liabilities:
Long-term debt	2,342.8	2,699.6
Deferred income tax liabilities	470.5	396.9
Operating lease liabilities	254.7	271.6
Other noncurrent liabilities	54.4	64.7
Total liabilities	4,965.6	4,863.6
Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 161,651,639 and 162,817,526 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,608.7	2,490.9
Treasury stock, at cost, 382,351,399 and 381,185,512 shares, respectively	(4,638.1)	(4,179.3)
Retained earnings	5,240.4	4,762.2
Accumulated other comprehensive losses	(394.6)	(375.7)
Total Verisk stockholders' equity	2,816.5	2,698.2
Noncontrolling interests	26.0	—
Total stockholders’ equity	2,842.5	2,698.2
Total liabilities and stockholders’ equity	$7,808.1	$7,561.8

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019
	(in millions, except per share amounts and number of shares)
Revenues	$2,998.6	$2,784.6	$2,607.1
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	1,057.8	993.9	976.8
Selling, general and administrative	422.7	413.9	603.5
Depreciation and amortization of fixed assets	206.9	192.2	185.7
Amortization of intangible assets	176.7	165.9	138.0
Other operating loss (income)	134.0	(19.4)	6.2
Total operating expenses	1,998.1	1,746.5	1,910.2
Operating income	1,000.5	1,038.1	696.9
Other income (expense):
Investment income (loss) and others, net	1.9	(2.4)	(1.7)
Interest expense	(127.0)	(138.2)	(126.8)
Total other expense, net	(125.1)	(140.6)	(128.5)
Income before income taxes	875.4	897.5	568.4
Provision for income taxes	(209.1)	(184.8)	(118.5)
Net income	666.3	712.7	449.9
Less: Net income attributable to noncontrolling interests	(0.1)	—	—
Net income attributable to Verisk	$666.2	$712.7	$449.9
Basic net income per share attributable to Verisk	$4.12	$4.38	$2.75
Diluted net income per share attributable to Verisk	$4.08	$4.31	$2.70
Weighted average shares outstanding:
Basic	161,841,441	162,610,586	163,535,438
Diluted	163,338,909	165,320,709	166,560,115

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For The Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019
	(in millions)
Net income	$666.3	$712.7	$449.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(46.3)	107.9	88.4
Pension and postretirement liability adjustment	26.9	3.3	16.6
Total other comprehensive (loss) income	(19.4)	111.2	105.0
Comprehensive income	646.9	823.9	554.9
Less: Comprehensive loss attributable to noncontrolling interests	0.4	—	—
Comprehensive income attributable to Verisk	$647.3	$823.9	$554.9

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2021, 2020, and 2019

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
		(in millions, except for share data)
Balance as of January 1, 2019	544,003,038	$0.1	$2,283.0	$(3,563.2)	$3,942.6	$(591.9)	$2,070.6	$—	$2,070.6
Net income	—	—	—	—	449.9	—	449.9	—	449.9
Common stock dividend (1)	—	—	—	—	(164.1)	—	(164.1)	—	(164.1)
Other comprehensive income	—	—	—	—	—	105.0	105.0	—	105.0
Treasury stock acquired (2,178,151 shares)	—	—	—	(300.0)	—	—	(300.0)	—	(300.0)
Stock options exercised (1,131,970 shares transferred from treasury stock)	—	—	46.9	11.0	—	—	57.9	—	57.9
Restricted stock lapsed (192,109 shares transferred from treasury stock)	—	—	(1.8)	1.8	—	—	—	—	—
Stock-based compensation	—	—	42.7	—	—	—	42.7	—	42.7
Net share settlement from restricted stock awards (40,578 shares withheld for tax settlement)	—	—	(5.5)	—	—	—	(5.5)	—	(5.5)
Other stock issuances (45,226 shares transferred from treasury stock)	—	—	3.8	0.5	—	—	4.3	—	4.3
Balance as of December 31, 2019	544,003,038	0.1	2,369.1	(3,849.9)	4,228.4	(486.9)	2,260.8	—	2,260.8
Adjustment to opening retained earnings related to Topic 326	—	—	—	—	(2.4)	—	(2.4)	—	(2.4)
Net income	—	—	—	—	712.7	—	712.7	—	712.7
Common stock dividend (1)	—	—	—	—	(176.5)	—	(176.5)	—	(176.5)
Other comprehensive income	—	—	—	—	—	111.2	111.2	—	111.2
Treasury stock acquired (2,155,084 shares)	—	—	—	(348.8)	—	—	(348.8)	—	(348.8)
Stock options exercised (1,623,740 shares transferred from treasury stock)	—	—	74.9	17.3	—	—	92.2	—	92.2
Restricted stock lapsed (142,362 shares transferred from treasury stock)	—	—	(1.5)	1.5	—	—	—	—	—
Stock-based compensation	—	—	47.6	—	—	—	47.6	—	47.6
Net share settlement from restricted stock awards (27,890 shares withheld for tax settlement)	—	—	(4.1)	—	—	—	(4.1)	—	(4.1)
Other stock issuances (44,944 shares transferred from treasury stock)	—	—	4.9	0.6	—	—	5.5	—	5.5
Balance as of December 31, 2020	544,003,038	0.1	2,490.9	(4,179.3)	4,762.2	(375.7)	2,698.2	—	2,698.2
Net income	—	—	—	—	666.2	—	666.2	0.1	666.3
Other comprehensive loss	—	—	—	—	—	(18.9)	(18.9)	(0.5)	(19.4)
Investment in noncontrolling interests	—	—	—	—	—	—	—	26.4	26.4
Common stock dividend (1)	—	—	—	—	(188.0)	—	(188.0)	—	(188.0)
Treasury stock acquired (2,545,191 shares)	—	—	—	(475.0)	—	—	(475.0)	—	(475.0)
Stock options exercised (1,146,368 shares transferred from treasury stock)	—	—	70.4	13.6	—	—	84.0	—	84.0
Restricted stock and performance share units lapsed (186,562 shares transferred from treasury stock)	—	—	(2.1)	2.1	—	—	—	—	—
Stock-based compensation expense	—	—	55.7	—	—	—	55.7	—	55.7
Net share settlement from restricted stock awards (60,101 shares withheld for tax settlement)	—	—	(11.8)	—	—	—	(11.8)	—	(11.8)
Other stock issuances (46,374 shares transferred from treasury stock)	—	—	5.6	0.5	—	—	6.1	—	6.1
Balance as of December 31, 2021	544,003,038	$0.1	$2,608.7	$(4,638.1)	$5,240.4	$(394.6)	$2,816.5	$26.0	$2,842.5

(1) Refer to Note 16. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019
	(In millions)
Cash flows from operating activities:
Net income	$666.3	$712.7	$449.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	206.9	192.2	185.7
Amortization of intangible assets	176.7	165.9	138.0
Amortization of debt issuance costs and original issue discount, net of original issue premium	1.4	1.8	3.9
Provision for doubtful accounts	17.7	13.1	7.2
(Gain) loss from sale of assets	—	(19.4)	6.2
Stock-based compensation expense	55.7	47.6	42.7
Realized gain on available-for-sale securities, net	—	—	(0.9)
Impairment of long-lived assets	134.0	—	—
Deferred income taxes	49.8	31.1	(29.3)
Loss on disposal of fixed assets, net	0.4	0.6	0.3
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(29.7)	1.8	(70.3)
Prepaid expenses and other assets	(33.6)	(66.5)	(19.7)
Operating lease right-of-use assets, net	41.3	43.1	51.3
Income taxes	(5.7)	(0.5)	15.0
Acquisition-related liabilities	—	(77.0)	70.4
Accounts payable and accrued liabilities	(80.8)	24.3	150.9
Deferred revenues	32.4	21.2	11.4
Operating lease liabilities	(41.3)	(29.6)	(49.5)
Other liabilities	(35.8)	5.8	(6.9)
Net cash provided by operating activities	1,155.7	1068.2	956.3
Cash flows from investing activities:
Acquisitions and purchases of controlling interests, net of cash acquired of $9.3, $11.1, and $10.4, respectively	(289.8)	(275.8)	(699.2)
Proceeds from sale of assets	—	23.1	—
Investments in nonpublic companies	(23.6)	(94.8)	—
Escrow funding associated with acquisitions	(9.2)	(9.3)	(4.5)
Capital expenditures	(268.4)	(246.8)	(216.8)
Payment of contingent liability related to acquisitions	(1.2)	—	—
Other investing activities, net	0.2	7.8	(7.4)
Net cash used in investing activities	(592.0)	(595.8)	(927.9)

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For The Years Ended December 31, 2021, 2020, and 2019

	2021	2020	2019
	(in millions)
Cash flows from financing activities:
Proceeds from (repayment of) short-term debt, net	560.0	(445.0)	80.0
Repayments of current portion of long-term debt	(450.0)	—	(250.0)
Proceeds from issuance of long-term debt, inclusive of original issue premium and net of original issue discount	—	494.8	619.7
Proceeds from issuance of short-term debt with original maturities greater than three months	—	20.0	—
Repayment of short-term debt with original maturities greater than three months	—	(20.0)	—
Payment of debt issuance costs	—	(5.7)	(6.3)
Repurchases of common stock	(475.0)	(348.8)	(300.0)
Net share settlement of taxes from restricted stock and performance share awards	(11.8)	(4.1)	(5.5)
Payment of contingent liability related to acquisitions	—	(34.2)	—
Proceeds from stock options exercised	84.3	88.0	52.4
Dividends paid	(188.2)	(175.8)	(163.5)
Other financing activities, net	(18.2)	(14.4)	(15.9)
Net cash (used in) provided by financing activities	(498.9)	(445.2)	10.9
Effect of exchange rate changes	(3.3)	6.7	6.1
Net increase in cash and cash equivalents, including cash classified within current assets held for sale	61.5	33.9	45.4
Increase (decrease) in cash classified within current assets held for sale	—	0.3	(0.3)
Increase in cash and cash equivalents	61.5	34.2	45.1
Cash and cash equivalents, beginning of period	218.8	184.6	139.5
Cash and cash equivalents, end of period	$280.3	$218.8	$184.6
Supplemental disclosures:
Income taxes paid	$175.0	$156.5	$139.8
Interest paid	$129.0	$134.3	$119.9
Noncash investing and financing activities:
Deferred tax liability established on date of acquisitions	$21.0	$13.0	$43.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$247.6
Finance lease additions, net of disposals	$7.0	$30.9	$20.2
Operating lease additions, net of terminations	$22.4	$87.8	$13.7
Tenant improvements included in Operating lease right-of-use assets, net	$—	$—	$1.7
Fixed assets included in accounts payable and accrued liabilities	$5.3	$0.8	$1.6
Noncash contribution of assets for a nonpublic company	$—	$65.9	$—

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

2.    Basis of Presentation and Summary of Significant Accounting Policies:

Our accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets and liabilities, acquisition-related liabilities, fair value of stock-based compensation for equity awards granted, and assets and liabilities for pension and postretirement benefits. Actual results may ultimately differ from those estimates. Certain reclassifications, including combining acquisition-related liabilities into the "Accounts payable and accrued liabilities" line in 2021 (they used to be shown as a separate line item) and moving Atmospheric and Environmental Research ("AER"), an immaterial component, from the Energy and Specialized Markets segment to the underwriting and rating category within the Insurance segment, have been made within our consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows, and in our notes to conform to our respective 2021 presentation.

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

(e) Deferred Commissions

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The incremental costs of obtaining a contract with a customer, which primarily consist of sales commissions, are deferred and amortized over a useful life of five years that is consistent with the transfer to our customer the services to which the asset relates. We classify deferred commissions as current or noncurrent based on the timing of expense recognition. The current and noncurrent portions of deferred commissions are included in "Prepaid expenses" and "Other noncurrent assets", respectively, in our consolidated balance sheets as of December 31, 2021. Amortization expense related to deferred commissions is computed on a straight-line basis over its estimated useful lives and included in "Selling, general and administrative" within our accompanying consolidated statements of operations.

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

As of December 31, 2021, we reassessed the recoverability of long-lived assets for our Financial Services reporting unit based upon the weaker than expected operating performance as a result of changing market conditions. These conditions constituted a triggering event, which resulted in a long-lived asset impairment for our Financial Services operating segment. Please refer to Note 9. Fixed Assets and  Note 12. Goodwill and Intangible Assets for more information.

(g)    Leases

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842. The lease term for our corporate headquarters ends in 2033 and includes the options to extend for one 10-year renewal period and two 5-year renewal periods. The lease of our Hyderabad, India office may be terminated in six months without penalty. Extension and termination options are considered in our calculation of the right-of-use (“ROU”) assets and lease liabilities when we determine it is reasonably certain that we will exercise those options.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Performance share units (“PSU”) vest at the end of a three-year performance period, subject to the recipient’s continued service. Each PSU represents the right to receive one share of our common stock and the ultimate realization is based on our achievement of certain market performance criteria. We determined the grant date fair value of PSUs with the assistance of a third-party valuation specialist and based on estimates provided by us. The valuation of our PSUs employed the Monte Carlo simulation model, which includes certain key assumptions that were applied to us and our peer group. Those key assumptions included valuation date stock price, expected volatility, correlation coefficients, risk-free rate of return, and expected dividend yield.  The valuation date stock price is based on the dividend-adjusted closing price on the grant date. Expected volatility is calculated using historical daily closing prices over a period that is commensurate with the length of the performance period. The correlation coefficients are based on the price data used to calculate the historical volatilities. The risk-free rate of return is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the length of the performance period. The expected dividend yield was based on our and our peer group’s expected dividend rate over the performance period. PSUs are tied to the achievement of certain market performance conditions, namely relative total shareholder return as compared to the S&P 500 index ("TSR-based PSUs").

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

(k)    Research and Development Costs

Research and development costs, which are primarily related to personnel and related overhead costs incurred in developing new services for customers, are expensed as incurred. Such costs were $49.2 million, $48.9 million, and $60.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and were included in our accompanying consolidated statements of operations.

(l)    Advertising Costs

Advertising costs, which are primarily associated with promoting our brand, names and solutions provided, are expensed as incurred. Such costs were $12.0 million, $8.5 million, and $10.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(p)    Product Warranty Obligations

We provide warranty coverage for certain of our solutions. We recognize a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2021 and 2020, product warranty obligations were not material.

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

(q)    Loss Contingencies

We accrue for costs relating to litigation, claims, and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates are based on management’s judgment. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made.

(r)    Goodwill

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of our businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30 or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We completed the required annual impairment test as of June 30, 2021, which resulted in no impairment of goodwill in 2021. This test compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of our net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then an impairment loss is recorded for the difference between the carrying amount and the fair value of the reporting unit.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)    Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on Consolidated Financial Statements or Other Significant Matters

Compensation-Retirement Benefits-Defined Benefit Plans - General (Subtopic 715-20) In August 2018, the FASB issued ASU No. 2018-14, "Changes to the Disclosure requirements for defined benefit plans" ("ASU No. 2018-14")

Compensation-Retirement Benefits-Defined Benefit Plans - General (Subtopic 715-20) In August 2018, the FASB issued ASU No. 2018-14, "Changes to the Disclosure requirements for defined benefit plans" ("ASU No. 2018-14")

	This amendment removes certain disclosures that are not considered cost beneficial and helps clarify certain required disclosures along with adding additional disclosures. This impacts employers that sponsor defined benefit pension and/or other postretirement plans. The amendment clarifies guidance in ASC 715-20-50-3 to disclose projected benefit obligation ("PBO") and accumulated benefit obligation ("ABO").	Fiscal years ending after December 15, 2020 with early adoption permitted.	We adopted ASU No. 2018-14 on December 31, 2020 on a retroactive basis and applied to each comparative period presented in our Consolidated Financial Statements. The adoption of ASU No. 2018-14 did not have a material impact on our Consolidated Financial Statements.

Income Tax (Topic 740) In December 2019, FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" ("ASU No. 2019-12")

Income Tax (Topic 740) In December 2019, FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" ("ASU No. 2019-12")

	The amendments in this guidance reflect the FASB’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users. Changes include treatment of Hybrid tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of legal entities not subject to tax, intraperiod tax allocation, ownership changes in investments, interim-period accounting for enacted changes in tax law, year-to-date loss limitation in interim-period tax accounting, income statement presentation of tax benefits of tax-deductible dividends, and impairment of investment in qualified affordable housing projects accounted for under the equity method.	Fiscal years beginning after December 15, 2020 with early adoption permitted.	We adopted this amendment on January 1, 2021 on a prospective basis. We evaluated ASU No. 2019-12 and determined that there was no material impact on our Consolidated Financial Statements.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Cash and Cash Equivalents:

Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.

4.    Accounts Receivable:

Accounts receivable, net consisted of the following at December 31:

	2021	2020
Billed receivables	$395.5	$380.5
Unbilled receivables	72.1	69.6
Total receivables	467.6	450.1
Less allowance for doubtful accounts	(21.3)	(17.7)
Accounts receivable, net	$446.3	$432.4

5.    Concentration of Credit Risk:

Financial instruments that potentially expose us to credit risk consist primarily of cash and cash equivalents as well as accounts receivable, net which are generally not collateralized. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. The total domestic cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250.0 thousand per bank as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, we had cash balances on deposit with fifteen and ten banks that exceeded the balance insured by the FDIC limit by approximately$40.3 million and $92.8 million, respectively. As of December 31, 2021 and 2020, we also had cash on deposit with foreign banks of approximately $240.4 million and $122.5 million, respectively.

We consider the concentration of credit risk associated with our accounts receivable to be commercially reasonable and believe that such concentration does not result in the significant risk of near-term severe adverse impacts. Our top fifty customers represent approximately 32% of revenues for 2021 and 33% for 2020 and 2019, respectively, with no individual customer accounting for more than approximately 3% of revenues for the years ended December 31, 2021, 2020, and 2019. No individual customer comprised more than approximately 4% and 2% of accounts receivable as of December 31, 2021 and 2020, respectively.

6. Revenues:

Disaggregated revenues by type of service and by country are provided below for the years ended December 31, 2021, 2020, and 2019. No individual country outside of the U.S. accounted for more than 10.0% of our consolidated revenues for the years ended December 31, 2021, 2020, or 2019.

	2021	2020	2019
Insurance:
Underwriting & rating	$1,555.1	$1,413.0	$1,274.5
Claims	651.8	595.7	610.9
Total Insurance	2,206.9	2,008.7	1,885.4
Energy and Specialized Markets	648.9	619.2	543.7
Financial Services	142.8	156.7	178.0
Total revenues	$2,998.6	$2,784.6	$2,607.1

	2021	2020	2019
Revenues:
United States	$2,285.5	$2,133.6	$2,005.6
United Kingdom	204.4	181.6	177.3
Other countries	508.7	469.4	424.2
Total revenues	$2,998.6	$2,784.6	$2,607.1

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of December 31, 2021 and 2020, we had no contract assets.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of December 31, 2021 and 2020, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $504.8 million and $468.2 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our consolidated balance sheets, respectively, as of December 31, 2021 and 2020.

The following is a summary of the change in contract liabilities from December 31, 2019 through December 31, 2021:

Contract Liabilities at December 31, 2019	$443.2
Revenue	(2,784.6)
Billings	2,809.6
Contract Liabilities at December 31, 2020	468.2
Revenue	(2,998.6)
Billings	3,035.2
Contract Liabilities at December 31, 2021	$504.8

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 97% and 99% of the balance as of December 31, 2021 and 2020, respectively.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of December 31, 2021 and 2020, we had deferred commissions of $86.8 million and $73.8 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying consolidated balance sheets.

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis using quoted prices in active markets multiplied by the number of shares owned, were $5.0 million and $4.1 million as of December 31, 2021 and 2020, respectively. Our investments in registered investment companies have been included in "Other current assets" in our consolidated balance sheets as of December 31, 2021 and 2020.

We elected not to carry our long-term debt at fair value. The carrying value of our long-term debt represents the amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of December 31, 2021 and 2020, respectively:

		2021		2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instrument not carried at fair value:
Senior Notes (Note 15)	Level 2	$2,692.0	$3,017.4	$3,140.8	$3,652.2

On February 1, 2020, the sale of the aerial imagery sourcing group was completed. We contributed the assets related to the disposed business and cash of $63.8 million in exchange for a non-controlling 35.0% ownership interest in a nonpublic company, Vexcel Group, Inc. ("Vexcel"). On May 25, 2021, we made an additional $15.0 million cash investment in Vexcel for an additional 3.7% ownership. As of December 31, 2021 and 2020, we had an investment of $144.1 million and $129.1 million, respectively, related to such interest. The value of our investment is based on management's estimates with the assistance of valuations performed by third-party specialists. This investment was included in "Other noncurrent assets" in our accompanying consolidated balance sheets. Refer to Note 11. Dispositions for further discussion.

As of December 31, 2021 and 2020, we had securities without readily determinable market values, inclusive of Vexcel, of $161.6 million and $143.1 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies or do not hold investments in common stock or in-substance common stock in such entities. As of December 31, 2021 and 2020, we also had investments in private companies of $54.6 million and $49.5 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25") as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying consolidated balance sheets. For the years ended December 31, 2021 and 2020, there was no provision for credit losses related to these investments.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Leases:

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842. The lease term for our corporate headquarters ends in 2033 and includes the options to extend for one 10-year renewal period and two 5-year renewal periods. The lease of our Hyderabad, India office may be terminated in six months without penalty. Extension and termination options are considered in the calculation of our right-of-use ("ROU") assets and lease liabilities when we determine it is reasonably certain that we will exercise those options.

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the years ended December 31, 2021 and 2020:

	2021	2020
Lease cost:
Operating lease cost (1)	$52.5	$52.2
Sublease income	(1.7)	(0.3)
Finance lease cost
Depreciation of finance lease assets (2)	13.9	13.4
Interest on finance lease liabilities (3)	0.8	0.7
Total lease cost	$65.5	$66.0

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(51.3)	$(52.0)
Operating cash outflows from finance leases	$(0.8)	$(0.7)
Financing cash outflows from finance leases	$(18.2)	$(14.4)

_______________

(1) Included in "Cost of revenues" and "Selling, general and, administrative" expenses in our accompanying consolidated statements of operations

(2) Included in "Depreciation and amortization of fixed assets" in our accompanying consolidated statements of operations

(3) Included in "Interest expense" in our accompanying consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases for the years ended December 31, 2021 and 2020:

	2021	2020
Weighted-average remaining lease term - operating leases (in years)	8.5	9.3
Weighted-average remaining lease term - finance leases (in years)	1.6	2.2
Weighted-average discount rate - operating leases	3.8%	3.9%
Weighted-average discount rate - finance leases	3.8%	4.1%

Our ROU assets and lease liabilities for finance leases were $19.0 million and $13.5 million, respectively, as of December 31, 2021. Our ROU assets and lease liabilities for finance leases were $27.1 million and $24.7 million, respectively, as of December 31, 2020. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying consolidated balance sheets (See Note 15. Debt).

Maturities of lease liabilities for the years through 2027 and thereafter are as follows:

Years Ending	Operating Leases	Finance Leases
2022	$51.5	$13.0
2023	48.9	1.3
2024	40.0	0.4
2025	35.4	0.1
2026	30.3	—
2027 and thereafter	145.8	—
Total lease payments	351.9	14.8
Less: Amount representing interest	(56.0)	(1.5)
Present value of total lease payments	$295.9	$13.3

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Fixed Assets

The following is a summary of fixed assets:

	Useful Life (in years)	Cost	Accumulated Depreciation and Amortization	Net
December 31, 2021
Furniture and office equipment	3 - 10	$259.2	$(219.6)	$39.6
Leasehold improvements	Lease term	135.7	(54.5)	81.2
Purchased software	3	92.1	(71.1)	21.0
Software development costs	3 - 7	1,077.4	(584.5)	492.9
Leased equipment	3 - 4	60.5	(41.5)	19.0
Motor vehicles and field equipment	2 - 10	6.2	(1.7)	4.5
Total fixed assets		$1,631.1	$(972.9)	$658.2
December 31, 2020
Furniture and office equipment	3 - 10	$273.6	$(215.8)	$57.8
Leasehold improvements	Lease term	118.3	(44.7)	73.6
Purchased software	3	77.7	(68.6)	9.1
Software development costs	3 - 7	924.6	(465.3)	459.3
Leased equipment	3 - 4	68.3	(41.2)	27.1
Motor vehicles and field equipment	2 - 10	6.8	(1.4)	5.4
Total fixed assets		$1,469.3	$(837.0)	$632.3

Depreciation and amortization of fixed assets for the years ended December 31, 2021, 2020, and 2019 were $206.9 million, $192.2 million, and $185.7 million, of which $137.5 million, $120.6 million, and $100.2 million related to amortization of internal-use software development costs, respectively. Amortization expense related to development of software for sale in accordance with ASC 985-20 was $11.7 million, $11.3 million, and $12.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. We had unamortized software development costs that had been capitalized in accordance with ASC 350-40 of $433.5 million and $405.8 million as of December 31, 2021 and 2020, respectively. We had unamortized software development costs that had been capitalized in accordance with ASC 985-20 of $59.4 million and $53.5 million as of December 31, 2021 and 2020, respectively. Leased assets include amounts held under finance leases for automobiles, computer software, and computer equipment.

As of December 31, 2021, we reassessed the recoverability of long-lived assets for our Financial Services reporting unit based upon the weaker than expected operating performance as a result of changing market conditions. These conditions constituted a triggering event, which resulted in a $134.0 million impairment to the long-lived assets in our Financial Services operating segment including $45.8 million to software development costs in fixed assets. We based our analysis of the fair value of our long-lived assets on the indication of fair value provided by the offer to purchase such reporting unit, which was approved by our Board of Directors of February 16, 2022. This impairment is included within "Other operating loss (income)" in our accompanying consolidated statement of operations.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Acquisitions

2021 Acquisitions

On December 23, 2021, we acquired approximately 96.7 percent of the stock of ACTINEO GmbH ("ACTINEO") with an option to acquire the remaining shares at a future date, for a net cash purchase price of $148.9 million. ACTINEO offers a comprehensive portfolio of services, technology and data solutions to support the entire bodily injury settlement process. With this acquisition, we add ACTINEO's established claims management solutions to our leading data analytics and insurance ecosystem, providing customers with digitalization and medical expertise solutions throughout the entire claims process. ACTINEO is part of the claims vertical within our Insurance segment.

On November 2, 2021, we acquired 100 percent of the stock of Data Driven Safety, LLC ("Data Driven Safety") for a net cash purchase price of $93.5 million, of which $2.0 million represents indemnity escrows. Data Driven Safety, a leading public record data aggregation firm that specializes in driver risk assessment in the U.S., has become a part of the underwriting & rating category within our Insurance segment. We believe that Data Driven Safety will expand our robust auto insurance analytics, providing insurers with information to further refine underwriting, improve the customer experience and promote public safety.

On September 1, 2021, we acquired 100 percent of the stock of Ignite Software Systems Limited ("Ignite") for a net cash purchase price of $13.8 million. Ignite, a provider of insurance policy administration systems to brokers, managing general agents, and insurers, has become a part of the underwriting & rating category within our Insurance segment. We believe that Ignite's client focus and deep domain knowledge will fit into our business model providing new and existing clients with access to a broader expert advice and service.

On June 17, 2021, we acquired 100 percent of the stock of Roskill Holdings Limited ("Roskill") for a net cash purchase price of $22.1 million, of which $4.8 million represents indemnity escrows. Roskill, a provider of metals and materials supply chain intelligence, has become part of our Energy and Specialized Markets segment. Roskill’s capabilities reinforce our ability to provide comprehensive analysis across the energy, and metals and mining value chain while adding analysis, data, and insight on battery raw materials metals.

On March 2, 2021, we acquired a 51.0 percent ownership in Whitespace Software Limited ("Whitespace") for a net cash purchase price of $16.8 million. The remaining 49.0 percent ownership interest in Whitespace will be acquired by us, in three equal proportions over the next three years, at a purchase price determined based upon a fixed revenue multiple and adjusted for any free cash flow shortfall. Whitespace, a provider of digital placing technology to the (re)insurance market, has become part of the underwriting & rating category within our Insurance segment. We expect our investment in Whitespace to enable a seamless real-time quote-to-bind electronic placing and global distribution solution, with straight-through submissions for our customers.

The preliminary purchase price allocation of the 2021 acquisitions resulted in the following:

	ACTINEO	Data Driven Safety	Others	Total
Cash and cash equivalents	$0.2	$3.4	$5.7	$9.3
Accounts receivable	1.8	1.1	2.1	5.0
Other current assets	—	2.0	1.2	3.2
Fixed assets	1.4	—	0.2	1.6
Operating lease right-of-use assets, net	4.2	0.4	0.9	5.5
Intangible assets	48.3	42.1	25.3	115.7
Goodwill	121.9	73.7	61.5	257.1
Other assets	—	—	4.8	4.8
Total assets acquired	177.8	122.7	101.7	402.2
Current liabilities	2.1	3.3	4.0	9.4
Deferred revenues	—	0.4	4.7	5.1
Operating lease liabilities	4.2	0.4	0.9	5.5
Deferred income tax, net	15.8	—	5.2	21.0
Other liabilities	—	21.7	4.8	26.5
Total liabilities assumed	22.1	25.8	19.6	67.5
Net assets acquired	155.7	96.9	82.1	334.7
Less: Noncontrolling interests	6.6	—	19.8	26.4
Less: Cash acquired	0.2	3.4	5.7	9.3
Net cash purchase price	$148.9	$93.5	$56.6	299.0

The preliminary amounts assigned to intangible assets by type for our 2021 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	5	$21.2
Marketing-related	4	1.4
Customer-related	13	84.7
Database-based	5	8.4
Total intangible assets		$115.7

The preliminary allocations of the purchase price for the 2021 acquisitions with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on our consolidated financial statements. The allocations of the purchase price will be finalized once all the information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, right-of-use assets and operating lease liabilities and residual goodwill. The goodwill associated with our acquisitions include the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as our ability to grow through adding additional customer relationships or new solutions in the future. Of the $257.1 million in goodwill associated with our acquisitions, $182.5 million is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics.

For the year ended December 31, 2021, we incurred transaction costs related to acquisitions of $2.8 million, which are included within "Selling, general and administrative expenses in the accompanying consolidated statements of operations. Refer to Note 12. Goodwill and Intangible Assets for further discussion.

Our 2021 acquisitions were not significant, both individually and in the aggregate, to our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2020 Acquisitions

On December 16, 2020, we acquired 100 percent of the stock of Lead Intelligence, Inc. ("Jornaya"), a provider of consumer behavioral data and intelligence, for a net cash purchase price of $124.9 million. The acquisition added Jornaya's proprietary view of consumer buying journeys to our growing set of marketing solutions for the insurance and financial services markets, as well as provide customers with the intelligence and agility to time and tailor interactions based on actual in-market behaviors. Jornaya has become part of the underwriting & rating category within our Insurance segment. The final purchase price allocation of the acquisition is presented in the table below.

On September 9, 2020, we acquired 100 percent of the stock of Franco Signor LLC ("Franco Signor") for a net cash purchase price of $159.7 million, of which $8.0 million represents indemnity escrows. Franco Signor is a Medicare Secondary Payer compliance solutions provider to large employers, insurers and third-party administrators in the U.S. Franco Signor has become part of the claims category within our Insurance segment and enhanced the solutions we currently offer, as well as added professional administrative services for Medicare Set Asides to our suite of solutions. The final purchase price allocation of the acquisition is presented in the table below.

The final purchase price allocations, inclusive of closing adjustments, of our 2020 acquisitions resulted in the following:

	Lead Intelligence	Franco Signor	Total
Cash and cash equivalents (1)	$5.9	$10.9	$16.8
Accounts receivable	2.8	2.2	5.0
Other current assets	1.4	0.9	2.3
Fixed assets	0.8	0.4	1.2
Operating lease right-of-use assets, net	1.6	1.5	3.1
Intangible assets	64.3	59.1	123.4
Goodwill	69.9	101.5	171.4
Other assets	0.1	8.0	8.1
Total assets acquired	146.8	184.5	331.3
Current liabilities (1)	2.1	8.3	10.4
Deferred revenues	2.6	0.3	2.9
Operating lease liabilities	1.6	1.5	3.1
Deferred income tax, net	9.7	1.5	11.2
Other liabilities	—	8.0	8.0
Total liabilities assumed	16.0	19.6	35.6
Net assets acquired	130.8	164.9	295.7
Less: Cash and cash equivalents	5.9	10.9	16.8
Restricted cash (1)	—	(5.7)	(5.7)
Cash acquired	5.9	5.2	11.1
Net cash purchase price	$124.9	$159.7	$284.6

_______________

(1) Within cash and cash equivalents, there is $5.7 million of restricted cash related to Franco Signor's professional administrative services for Medicare Set Asides, with an offsetting liability of $5.7 million included within current liabilities.

The final amounts assigned to intangible assets by type for our 2020 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	11	$30.8
Marketing-related	5	2.1
Customer-related	11	90.5
Total intangible assets		$123.4

For the year ended December 31, 2021, we finalized the purchase accounting for our 2020 acquisitions during the measurement periods in accordance with ASC 805, Business Combinations. The impact of finalization of the purchase accounting associated with these acquisitions was not material to our accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019.

The goodwill of $90.6 million associated with the purchases of Jornaya and Franco Signor is not deductible for tax purposes. For the year ended December 31, 2020, we incurred transaction costs related to acquisitions of $2.2 million, which are included within "Selling, general and administrative" expenses in our accompanying consolidated statements of operations. Refer to Note 12. Goodwill and Intangible Assets for further discussion.

Our 2020 acquisitions were not significant, both individually and in the aggregate, to our consolidated financial statements for the years ended December 31, 2020 and 2019, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

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

On July 31, 2019, we acquired 100 percent of the stock of Keystone Aerial Surveys, Inc. ("Keystone") for a net cash purchase price of $29.4 million, of which $2.7 million represents indemnity escrows, to expand our remote imagery business. Keystone sourced imagery by providing customers geospatial solutions and had become part of the claims category within our Insurance segment. Keystone was a component within the aerial imagery sourcing group, which was qualified as assets held for sale on December 2, 2019. On February 1, 2020, the sale of the aerial imagery sourcing group was closed. See Note 11 . Dispositions for further discussion. The final purchase price allocation of the acquisition is presented as part of "Others" in the table below.

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

The final purchase price allocations, inclusive of closing adjustments, of our 2019 acquisitions resulted in the following:

	FAST	Genscape	BuildFax	CaaS	Others	Total
Cash and cash equivalents	$2.9	$0.2	$0.4	$3.7	$3.1	$10.3
Accounts receivable	4.7	13.6	1.8	—	3.9	24.0
Other current assets	0.4	1.4	0.1	0.7	0.6	3.2
Fixed assets	1.8	15.9	0.9	0.2	6.3	25.1
Operating lease right-of-use assets, net	1.4	7.4	0.4	—	0.5	9.7
Intangible assets	69.0	153.2	21.9	34.4	14.1	292.6
Goodwill	120.7	241.4	20.2	41.2	28.2	451.7
Other assets	0.1	—	—	0.1	4.4	4.6
Total assets acquired	201.0	433.1	45.7	80.3	61.1	821.2
Current liabilities	2.4	17.4	0.9	1.3	1.3	23.3
Deferred revenues	0.3	27.3	2.4	10.1	—	40.1
Operating lease liabilities	1.4	7.4	0.4	—	0.5	9.7
Deferred income tax, net	—	29.8	0.4	—	2.6	32.8
Other liabilities	—	—	1.0	—	5.3	6.3
Total liabilities assumed	4.1	81.9	5.1	11.4	9.7	112.2
Net assets acquired	196.9	351.2	40.6	68.9	51.4	709.0
Cash acquired	(3.0)	(0.2)	(0.4)	(3.7)	(3.1)	(10.4)
Net cash purchase price	$193.9	$351.0	$40.2	$65.2	$48.3	$698.6

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The final amounts assigned to intangible assets by type for our 2019 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	6	$81.9
Marketing-related	4	3.9
Customer-related	12	185.5
Database-based	10	20.7
Total intangible assets		$292.0

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

Our 2019 acquisitions were not significant, both individually and in the aggregate, to our consolidated financial statements for the year ended December 31, 2019 and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payment. During the years ended December 31, 2021 and 2020, we released $12.1 million and $0.8 million of indemnity escrows related to various acquisitions. At December 31, 2021 and 2020, the current portion of the escrows amounted to $10.6 million and $1.5 million, and the noncurrent portion of the escrows amounted to $4.7 million and $18.5 million, respectively. The current and noncurrent portions of the escrows have been included in "Other current assets" and "Other noncurrent assets" in our accompanying consolidated balance sheets, respectively.

The acquisitions of Arium Limited, Rebmark Legal Solutions Limited, ACTINEO GmbH, and Data Driven Safety, LLC included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of December 31, 2021 and 2020 reflect the best estimate of acquisition-related contingent payments. The associated current portion of contingent payments were $0.5 million and $0.6 million as of December 31, 2021 and 2020, respectively. The associated noncurrent portion of contingent payments were $21.7 million and $0.2 million as of  December 31, 2021 and 2020, respectively.

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

On February 14, 2020, the sale of the compliance background screening business was completed for net cash proceeds of $23.1 million. A gain of $15.9 million was included in "Other operating loss (income)" within our accompanying consolidated statements of operations for the year ended December 31, 2020.

On March 1, 2020, the sale of the data warehouse business within the Financial Services segment was completed. We recorded a gain of $3.5 million in "Other operating loss (income)" within our accompanying consolidated statements of operations for the year ended December 31, 2020.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Goodwill and Intangible Assets:

We completed the required annual impairment test as of June 30, 2021, 2020 and 2019, which resulted in no impairment of goodwill. Based on the results of our impairment assessment as of June 30, 2021, we determined that the fair value of each of our reporting units exceeded their respective carrying value. As of December 31, 2021, we reassessed the recoverability of  the long-lived assets for our Financial Services reporting unit based upon the weaker than expected operating performance as a result of changing market conditions. These conditions constituted a triggering event, which resulted in a $134.0 million impairment to the long-lived assets for our Financial Services reporting unit including $88.2 million to intangible assets and $45.8 million to fixed assets. We based our analysis of the fair value of our long-lived assets on the indication of fair value provided by the offer to purchase such reporting unit, which was approved by our Board of Directors on February 16, 2022. This impairment is included within "Other operating loss (income)" in our consolidated statement of operations.

The following is a summary of the change in goodwill from December 31, 2019 through December 31, 2021, both in total and as allocated to our operating segments:

	Insurance	Energy and Specialized Markets	Financial Services	Total
Goodwill at December 31, 2019	$998.8	$2,389.5	$476.0	$3,864.3
Acquisitions	171.7	—	—	171.7
Purchase accounting reclassifications	2.1	(6.0)	(0.2)	(4.1)
Current period adjustment	21.4	(19.5)	—	1.9
Foreign currency translation adjustment	14.6	59.6	0.1	74.3
Goodwill at December 31, 2020	1,208.6	2,423.6	475.9	4,108.1
Acquisitions and purchases of controlling interests	235.9	21.2	—	257.1
Purchase accounting reclassifications	(0.3)	—	—	(0.3)
Current period adjustment (1)	15.8	(15.8)	—	—
Foreign currency translation adjustment	(5.2)	(28.0)	(0.5)	(33.7)
Goodwill at December 31, 2021	$1,454.8	$2,401.0	$475.4	$4,331.2

____________

(1) This adjustment relates to a segment reclassification; refer to Note 19. Segment Reporting

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average
	Useful Life		Accumulated
	(in years)	Cost	Amortization	Net
December 31, 2021
Technology-based	7	$576.4	(403.3)	$173.1
Marketing-related	15	274.1	(129.6)	$144.5
Contract-based	6	5.0	(5.0)	$—
Customer-related	13	1,015.4	(426.5)	$588.9
Database-based	18	484.2	(164.8)	$319.4
Total intangible assets		$2,355.1	$(1,129.2)	$1,225.9
December 31, 2020
Technology-based	7	$559.6	$(349.5)	$210.1
Marketing-related	16	275.2	(113.4)	161.8
Contract-based	6	5.0	(5.0)	—
Customer-related	13	1,004.3	(354.2)	650.1
Database-based	19	501.0	(138.2)	362.8
Total intangible assets		$2,345.1	$(960.3)	$1,384.8

Amortization expense related to intangible assets for the years ended December 31, 2021, 2020, and 2019, was $176.7 million, $165.9 million, and $138.0 million, respectively. Estimated amortization expense in future periods through 2027 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2022	$170.6
2023	155.8
2024	133.8
2025	109.3
2026	104.6
2027 and thereafter	551.8
Total	$1,225.9

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Income Taxes:

Domestic and foreign income before income taxes was as follows:

	2021	2020	2019
U.S.	$805.3	$834.0	$553.9
Foreign	70.1	63.5	14.5
Total income before income taxes	$875.4	$897.5	$568.4

The components of the provision for income taxes for the years ended December 31 were as follows:

	2021	2020	2019
Current:
Federal	$116.8	$111.0	$109.9
State and local	21.1	23.1	21.4
Foreign	21.4	18.9	14.6
Total current provision for income taxes	159.3	153.0	145.9
Deferred:
Federal	19.8	22.6	(14.3)
State and local	11.8	7.4	(0.2)
Foreign	18.2	1.8	(12.9)
Total deferred provision for income taxes	49.8	31.8	(27.4)
Provision for income taxes	$209.1	$184.8	$118.5

The reconciliation between our effective tax rate and the statutory tax rate is as follows for the years ended December 31:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	2.8%	2.7%	2.8%
U.K. legislative rate change impact	3.8%	1.5%	—%
Foreign Derived Intangible Income (FDII)	(0.9)%	(0.8)%	(1.2)%
Global Intangible Low-taxed Income (GILTI)	1.5%	—%	—%
Stock-based compensation	(3.3)%	(3.7)%	(3.0)%
Earn-outs	—%	—%	2.0%
Other	(1.0)%	(0.1)%	(0.7)%
Effective tax rate	23.9%	20.6%	20.9%

The increase in the effective tax rate in 2021 compared to 2020 was primarily due to the deferred tax impact of the tax rate increase in the United Kingdom that was enacted and recorded in 2021, the impact of the current year Global Intangible Low-taxed income inclusion ("GILTI"), and the impact of higher tax benefits from equity compensation in the prior period versus the current period. The company's accounting policy for GILTI is to treat these inclusions in taxable income as a current period expense when incurred.

The tax effects of significant items comprising our deferred tax assets as of  December 31 are as follows:

	2021	2020
Deferred tax assets:
Employee wages and other benefits	$49.0	$56.7
ASC 842/Deferred rent	10.5	10.3
Net operating loss carryover	18.0	22.7
Litigation accrual	—	31.3
Capital and other unrealized losses	1.5	1.6
Interest expense	58.7	44.1
Other	7.4	12.2
Total	145.1	178.9
Less valuation allowance	(64.1)	(48.0)
Deferred tax assets	81.0	130.9
Deferred tax liabilities:
Fixed assets and intangible assets	(461.6)	(445.3)
Commissions	(20.2)	(16.6)
Pensions	(54.1)	(49.4)
Other	(9.0)	(7.4)
Deferred tax liabilities	(544.9)	(518.7)
Deferred tax liabilities, net	$(463.9)	$(387.8)

The net deferred tax liabilities of $463.9 million consist primarily of timing differences involving amortization.

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

Years Ending	Amount
2022 - 2029	$21.9
2030 - 2034	20.5
2035 - 2041	112.2
Total	$154.6

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

As of December 31, 2021, we have not made a provision for U.S. or additional foreign withholdings taxes for any additional outside basis difference inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. We do not rely on these unremitted earnings as a source of funds for our domestic business as we expect to have sufficient cash flow in the U.S. to fund our U.S. operational and strategic needs.

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

	2021	2020	2019
Unrecognized tax benefit as of January 1	$9.9	$11.5	$17.4
Gross increase in tax positions in prior period	1.3	0.5	0.6
Gross decrease in tax positions in prior period	(0.1)	(0.2)	(3.3)
Settlements	—	—	(2.4)
Lapse of statute of limitations	(7.7)	(1.9)	(0.8)
Unrecognized tax benefit as of December 31	$3.4	$9.9	$11.5

Of the total unrecognized tax benefits as of December 31, 2021, 2020, and 2019, $3.4 million, $8.1 million, and $8.6 million, respectively, represent the amounts that, if recognized, would have a favorable effect on our effective tax rate in any future periods.

The total gross amount of accrued interest and penalties for the years ended December 31, 2021, 2020, and 2019 was $0.5 million, $3.9 million, and $4.6 million, respectively. Our practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in our accompanying consolidated statements of operations.

We do not expect a significant increase in unrecognized benefits related to federal, state, or foreign tax exposures within the coming year. In addition, we believe that it is reasonably possible that approximately $0.6 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2021 as a result of a combination of audit settlements and lapses of statute of limitations, net of additional uncertain tax positions.

We are subject to tax in the U.S., various state, and foreign jurisdictions. Joined by our domestic subsidiaries, we file a consolidated income tax return. With a few exceptions, none of which are material to our consolidated financial statements as of December 31, 2021, we are no longer subject to U.S. federal, state and local, or non-US income tax examinations by tax authorities for tax years before 2017. In New Jersey, we are being audited for the years ended December 31, 2013 through 2018 with a statute extension until September 30, 2022. In Pennsylvania, we are being audited for the years ended December 31, 2018 through 2020 with a statute extension until April 30, 2023. We do not expect that the results of these examinations will have a material effect on our financial position, results of operations, or cash flow.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Composition of Certain Financial Statement Caption:

The following table presents the components of “Accounts payable and accrued liabilities” as of December 31:

	2021	2020
Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$169.5	$158.7
Legal accrual (1)	6.5	126.5
Escrow liabilities	10.6	1.5
Accrued interest	16.3	20.7
Trade accounts payable and other accrued expenses	117.3	99.3
Acquisition-related liabilities	0.5	0.6
Total accounts payable and accrued liabilities	$320.7	$407.3

_______________

(1)	Included a litigation reserve for Xactware Solutions, Inc. Patent Litigation of $125.0 million in 2020

The following table presents the components of "Other noncurrent assets" as of December 31:

	2021	2020
Other noncurrent assets:
Pension benefits	$130.5	$77.3
Other assets - prepaid expenses	73.0	70.6
Acquisition related escrows	4.7	18.5
Investments in nonpublic companies	216.2	192.6
Deposits and other	6.1	6.7
Total other noncurrent assets	$430.5	$365.7

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Debt:

The following table presents short-term and long-term debt by issuance as of December 31:

	Issuance	Maturity
	Date	Date	2021	2020
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$610.0	$50.0
Senior notes:
4.125% senior notes, less unamortized discount and debt issuance costs of $(0.4)	9/12/2012	9/12/2022	349.6	—
5.800% senior notes, less unamortized discount and debt issuance costs of $0.1	4/6/2011	5/1/2021	—	449.9
Finance lease liabilities (1)	Various	Various	11.7	14.4
Short-term debt and current portion of long-term debt			971.3	514.3
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(10.3) and $(10.7), respectively	5/13/2020	5/15/2050	489.7	489.3
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $10.9 and $12.4, respectively	3/6/2019	3/15/2029	610.9	612.4
4.000% senior notes, less unamortized discount and debt issuance costs of $(4.1) and $(5.4), respectively	5/15/2015	6/15/2025	895.9	894.6
5.500% senior notes, less unamortized discount and debt issuance costs of $(4.1) and $(4.3), respectively	5/15/2015	6/15/2045	345.9	345.7
4.125% senior notes, less unamortized discount and debt issuance costs of $(1.1)	9/12/2012	9/12/2022	—	348.9
Finance lease liabilities (1)	Various	Various	1.6	10.3
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.2)	(1.6)
Long-term debt			2,342.8	2,699.6
Total debt			$3,314.1	$3,213.9

_______________

(1) Refer to Note 8. Leases

Accrued interest associated with our outstanding debt obligations was $16.3 million and $20.7 million as of  December 31, 2021 and 2020, respectively, and included in “Accounts payable and accrued liabilities” within our accompanying consolidated balance sheets. Interest expense associated with our finance lease and outstanding debt obligations, including amortization of debt issuance costs and original discounts, was $127.0 million, $138.3 million, and $125.7 million for the years ended  December 31, 2021, 2020, and 2019, respectively.

Senior Notes

As of December 31, 2021 and December 31, 2020, we had senior notes with an aggregate principal amount of $2,700.0 million and $3,150.0 million outstanding, respectively, and were in compliance with our financial and other debt covenants. On May 3, 2021, we repaid the 5.800% senior notes in full in the amount of $450.0 million utilizing a combination of $250.0 million in borrowings from the credit facility and cash from operations.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Syndicated Revolving Credit Facility

We have a Credit Facility with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., First Commercial Bank, Ltd., Los Angeles Branch, TD Bank, N.A., and the Northern Trust Company. Interest on borrowings under the Credit Facility is payable at an interest rate of the administrative agent's prime rate plus 1.0% to 1.625%, depending upon the public debt rating. A commitment fee on any unused balance is payable periodically and may range from 8.0 to 20.0 basis points based upon the public debt rating. The Credit Facility also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.5 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase one time each to 4.0 to 1.0 and 4.25 to 1.0. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends, and the share repurchase program (the "Repurchase Program"). As of December 31, 2021, we were in compliance with all financial and other debt covenants under the Credit Facility. As of December 31, 2021 and 2020, the available capacity under the Credit Facility was $384.9 million and $944.6 million, net of the letters of credit of $5.1 million and $5.4 million, respectively. Subsequent to December 31, 2021 we have made repayments of $130.0 million under the Credit Facility resulting in $480.0 million in borrowings under the Revolving Credit Facility.

Debt Maturities

The following table reflects our debt maturities:

Years Ending	Amount
2022	$971.7
2023	1.3
2024	0.4
2025	900.1
2026	—
2027 and thereafter	1,450.0
Total	$3,323.5

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of December 31, 2021 and 2020. The common shares have rights to any dividend declared by our Board of Directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all eleven members of our Board of Directors. At December 31, 2021, 2020, and 2019, the adjusted closing price of our common stock was $228.73, $206.34, and $147.50 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of December 31, 2021 and 2020.

On February 17, 2021, April 28, 2021, July 28, 2021, and October 27, 2021, our board approved a cash dividend of $0.29 per share of common stock issued and outstanding to the holders of record as of March 15, 2021, June 15, 2021, September 15, 2021, and December 15, 2021, respectively. Cash dividends of $188.2 million and $175.8 million were paid during the years ended December 31, 2021 and 2020 and recorded as a reduction to retained earnings, respectively.

Share Repurchase Program

We have authorized repurchases of up to $4,600.0 million of our common stock through our Repurchase Program, inclusive of the $500.0 million authorization approved by our board on August 17, 2021. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $3,996.2 million. As of December 31, 2021, we had $603.8 million available to repurchase shares. We have no obligation to repurchase stock under this program and intend to use this authorization as a means of offsetting dilution from the issuance of shares under our 2021 Equity Incentive Plan (the "2021 Incentive Plan), our 2013 Equity Incentive Plan (the "2013 Incentive Plan"), our 2009 Equity Incentive Plan (the “2009 Incentive Plan”), our sharesave plan (“U.K. Sharesave Plan”), and our employee stock purchase plan ("ESPP") while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under the Repurchase Program will be recorded as treasury stock and will be available for future issuance.

In December 2020, March 2021, June 2021, and September 2021, we entered into Accelerated Share Repurchase ("ASR") agreements to repurchase shares of our common stock for an aggregate purchase price of $50.0 million, $125.0 million, $150.0 million, and $75.0 million, respectively, with HSBC Bank USA, Citibank, N.A., and Wells Fargo Bank. The ASR agreements are each accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. The forward stock purchase agreements are each classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and were deemed to have a fair value of zero at the respective effective date. Upon payments of the aggregate purchase price on January 4, 2021, April 1, 2021, July 1, 2021, and October 1, 2021, we received an aggregate delivery of 192,687, 565,963, 686,813, and 299,596 shares of our common stock, respectively. Upon the final settlement of the ASR agreements in February 2021, May 2021, September 2021, and December 2021, we received additional shares of 70,787, 121,965, 111,429, and 52,815 as determined by the volume weighted average share price of our common stock of $189.77, $181.71, $187.91, and $212.82 during the term of the ASR agreements, respectively. The aggregate purchase price was recorded as a reduction to stockholders' equity in our consolidated statements of changes in stockholders' equity for the year ended December 31, 2021. These repurchases of 2,102,055 shares for the year ended December 31, 2021 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

During the years ended December 31, 2021 and 2020, we repurchased 2,545,191 and 2,155,084 shares of common stock as part of the Repurchase Program, inclusive of the ASRs, at a weighted average price of $186.63 and $161.84 per share, respectively. We utilized cash from operations and borrowings from our Credit Facility to fund these repurchases.

Treasury Stock

As of December 31, 2021, our treasury stock consisted of 382,351,399 shares of common stock. During the years ended December 31, 2021, 2020, and 2019, we transferred 1,379,304, 1,811,046, and 1,369,305 shares of common stock, under the 2021 Incentive Plan, 2013 Incentive Plan, and 2009 Incentive Plan, from the treasury shares at a weighted average price of $11.78, $10.67, and $9.72 per share, respectively.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted EPS computations for the years ended December 31:

	2021	2020	2019
	(In millions, except for share and per share data)
Numerator used in basic and diluted EPS:
Net income attributable to Verisk	$666.2	$712.7	$449.9
Denominator:
Weighted average number of common shares used in basic EPS	161,841,441	162,610,586	163,535,438
Effect of dilutive shares:
Potential common shares issuable from stock options and stock-based awards	1,497,468	2,710,123	3,024,677
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	163,338,909	165,320,709	166,560,115

The potential shares of common stock that were excluded from diluted EPS were 620,241, 513,137, and 674,983 at December 31, 2021, 2020, and 2019, respectively, because the effect of including those potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses as of December 31:

	2021	2020
Foreign currency translation adjustment	$(338.0)	$(292.2)
Pension and postretirement adjustment, net of tax	(56.6)	(83.5)
Accumulated other comprehensive losses	$(394.6)	$(375.7)

The before tax and after tax amounts of other comprehensive (loss) income for the years ended December 31, 2021, 2020, and 2019 are summarized below:

		Tax Benefit
	Before Tax	(Expense)	After Tax
December 31, 2021
Foreign currency translation adjustment attributable to Verisk	$(45.8)	$—	$(45.8)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.5)	—	(0.5)
Foreign currency translation adjustment	(46.3)	—	(46.3)
Pension and postretirement adjustment before reclassifications	39.8	(9.8)	30.0
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(4.1)	1.0	(3.1)
Pension and postretirement adjustment	35.7	(8.8)	26.9
Total other comprehensive loss	$(10.6)	$(8.8)	$(19.4)
December 31, 2020
Foreign currency translation adjustment	$107.9	$—	$107.9
Pension and postretirement adjustment before reclassifications	11.1	(2.9)	8.2
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(6.7)	1.8	(4.9)
Pension and postretirement adjustment	4.4	(1.1)	3.3
Total other comprehensive income	$112.3	$(1.1)	$111.2
December 31, 2019
Foreign currency translation adjustment	$88.4	$—	$88.4
Pension and postretirement adjustment before reclassifications	26.7	(6.4)	20.3
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(4.9)	1.2	(3.7)
Pension and postretirement adjustment	21.8	(5.2)	16.6
Total other comprehensive income	$110.2	$(5.2)	$105.0

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

Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $19.5 thousand for 2021 and 2020 and $19.0 thousand for 2019. Certain eligible participants (age 50 and older) may contribute an additional $6.5 thousand on a pre-tax basis for 2021 and 2020 and $6.0 thousand for 2019. After-tax contributions are limited to 10.0% of a participant’s compensation. Effective January 1, 2019, we increased the matching contributions to 100.0% of the first 6.0% of the participant’s contribution. The 401(k) matching contributions under the KSOP for the years ended December 31, 2021, 2020, and 2019, were $33.7 million, $31.6 million, and $31.0 million, respectively; which, at our option, were funded in cash.

In 2005, we established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the qualified pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees participated in the Profit Sharing Plan if they completed 1,000 hours of service each plan year and were employed on December 31 of that year. We can make a discretionary contribution to the Profit Sharing Plan based on our annual performance. Participants vest once they have completed four years and 1,000 hours of service. For the years ended December 31, 2021, 2020, and 2019, there were no profit sharing contributions.

Equity Compensation Plans

On May 19, 2021 (the "Approval Date"), our shareholders approved the Verisk Analytics, Inc. 2021 Incentive Plan, which replaced the 2013 Incentive Plan for any new grants made after the Approval Date. As of the Approval Date, the number of shares of our common stock available for issuance under the 2021 Incentive Plan was 16,000,000, reduced by (i) one share for every one share that was subject to an option or stock appreciation right granted after December 31, 2020 and prior to the Approval Date under the 2013 Incentive Plan, and (ii) two and one-half shares for every one share that was subject to any award other than an option or stock appreciation right granted after December 31, 2020 and prior to the Approval Date under the 2013 Incentive Plan. All of our outstanding stock options, restricted stock, and PSUs are covered under our 2021 Incentive Plan, 2013 Incentive Plan, or 2009 Incentive Plan. Awards under our 2021 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, directors, and consultants are eligible for awards under our 2021 Incentive Plan. We issued common stock under these plans from our treasury shares. We have granted equity awards to key employees and directors. The ultimate realization of the PSUs may range from 0% to 200% of the recipient’s target levels established on the grant date. As of December 31, 2021, there were 14,915,295 shares of common stock reserved and available for future issuance.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021 Incentive Plan as of December 31, 2021, 2020, and 2019 and changes during the years is presented below.

	Stock Option			Restricted Stock		PSU
					Weighted			Weighted
		Weighted			Average			Average
		Average	Aggregate		Grant Date			Grant Date
	Number	Exercise	Intrinsic	Number	Fair Value	Number		Fair Value
	of Options	Price	Value	of Shares	Per Share	of Shares		Per Share
			(in millions)
Outstanding at January 1, 2019	6,820,046	$67.27	$284.9	533,335	$88.55	42,050		$140.70
Granted	920,398	$135.64		167,231	$135.82	51,792		$173.59
Dividend reinvestment	—	$—		—	$—	550		N/A
Exercised or lapsed	(1,131,970)	$51.20	$101.0	(242,815)	$84.60	—		$—
Canceled, expired or forfeited	(175,660)	$92.27		(29,022)	$109.72	(432)		$134.24
Outstanding at December 31, 2019	6,432,814	$79.51	$449.2	428,729	$107.96	93,960		$158.50
Granted	936,843	$159.28		163,441	$159.96	50,736		$192.93
Dividend reinvestment	—	$—		—	$—	913		N/A
Exercised or lapsed	(1,623,740)	$56.83	$189.8	(178,317)	$102.00	—		$—
Canceled, expired or forfeited	(134,140)	$125.95		(23,799)	$124.40	—		$—
Outstanding at December 31, 2020	5,611,777	$98.28	$613.4	390,054	$131.63	145,609		$170.75
Granted	750,822	$189.29		162,378	$189.23	59,144		$210.07
Dividend reinvestment	—	$—		—	$—	980		N/A
Exercised or lapsed	(1,146,422)	$73.30	$147.6	(173,726)	$120.94	(42,610)		$140.70
Canceled, expired or forfeited	(149,079)	$155.40		(27,202)	$157.79	—		$—
Outstanding at December 31, 2021	5,067,098	$115.73	$572.6	351,504	$161.33	163,123		$192.99
Exercisable at December 31, 2021	3,173,592	$89.14	$443.0
Exercisable at December 31, 2020	3,494,164	$76.84	$456.9
Nonvested at December 31, 2021	1,893,506			351,504		163,123
Expected to vest at December 31, 2021	1,641,393			305,607		181,817	(1)

_______________

(1)	Includes estimated performance achievement

The fair value of our stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table during the years ended December 31:

	2021	2020	2019
Expected volatility	23.66%	18.48%	18.76%
Risk-free interest rate	0.39%	1.51%	2.25%
Expected term in years	4.3	4.3	4.4
Dividend yield	0.63%	0.71%	0.80%
Weighted average grant date fair value per stock option	$35.15	$25.87	$24.13

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our nonvested options and changes are presented below:

	Number of Options	Weighted Average Grant-Date Fair Value Per Share
Nonvested balance at January 1, 2019	2,459,929	$17.41
Granted	920,398	$24.13
Vested	(947,708)	$17.29
Cancelled or expired	(175,660)	$17.77
Nonvested balance at December 31, 2019	2,256,959	$20.17
Granted	936,843	$25.87
Vested	(942,049)	$18.30
Cancelled or expired	(134,140)	$22.40
Nonvested balance at December 31, 2020	2,117,613	$23.39
Granted	750,822	$35.15
Vested	(825,850)	$21.62
Cancelled or expired	(149,079)	$27.54
Nonvested balance at December 31, 2021	1,893,506	$28.49

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date. Excess tax benefits of $35.9 million, $42.9 million, and $23.2 million from exercised stock options were recorded as income tax benefit in our accompanying consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019, respectively. Stock-based compensation expense for the years ended December 31, 2021, 2020, and 2019 was $55.7 million, $47.6 million, and $42.7 million, respectively. As of December 31, 2021, the weighted average remaining contractual terms were 6.0 years and 4.8 years for outstanding and exercisable stock options, respectively. As of December 31, 2020, the weighted average remaining contractual terms were 6.0 years and 4.7 years for outstanding and exercisable stock options, respectively.

As of December 31, 2021, there was $88.0 million of total unrecognized compensation cost, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the years ended December 31, 2021, 2020, and 2019, we granted 11,254, 8,174, and 18,713 stock options under the U.K. Sharesave Plan at a discounted exercise price of $166.16, $159.98, and $136.35, respectively. As of December 31, 2021, there were 451,207 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

We also offer eligible employees the opportunity to participate in an ESPP. Under our ESPP, participating employees may authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25.0 thousand in any calendar year, to purchase shares of our common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, our ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the years ended December 31, 2021, 2020, and 2019, we issued 33,974, 32,502, and 30,705 shares of common stock at a weighted average discounted price of $181.77, $164.44, and $141.17 respectively. As of December 31, 2021, there were 1,226,292 shares of common stock reserved and available for future issuance under our ESPP.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Pension and Postretirement Benefits:

We have a frozen qualified defined benefit pension plan for certain of our employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. Prior to the freeze, we applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which was credited annually based on salary rates determined by years of service, as well as the interest earned on the previous year-end cash balance. We also have a non-qualified frozen supplemental cash balance plan (“SERP”) for certain employees. Our SERP is funded from our general assets. We contributed $0.7 million to our SERP in 2021 and 2020, respectively, and expect to contribute $1.4 million in 2022.

Our Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. No minimum contribution requirement was and is expected for 2021 and 2022, respectively.

We also provide certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage. We do not expect to contribute to our Postretirement Plan in 2022.

The following table sets forth the changes in the benefit obligations and the plan assets, the funded status of the Pension Plan, SERP, and Postretirement Plan, and the amounts recognized in our consolidated balance sheets at December 31:

	Pension Plan and SERP		Postretirement Plan
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at January 1	$459.9	$443.6	$7.5	$8.2
Interest cost	11.0	12.6	0.1	0.2
Actuarial (gain) loss	(9.0)	32.1	(0.9)	(0.2)
Plan participants’ contributions	—	—	1.5	1.6
Benefits paid	(30.2)	(28.4)	(2.2)	(2.3)
Benefit obligation at December 31	$431.7	$459.9	$6.0	$7.5
Accumulated benefit obligation at December 31	$431.7	$459.9
Change in plan assets:
Fair value of plan assets at January 1	$520.8	$488.9	$10.5	$10.3
Actual return on plan assets, net of expenses	54.9	59.6	(0.2)	0.3
Employer contributions, net	0.7	0.7	(0.1)	0.6
Plan participants’ contributions	—	—	1.5	1.6
Benefits paid	(30.2)	(28.4)	(2.2)	(2.3)
Fair value of plan assets at December 31	$546.2	$520.8	$9.5	$10.5
Funded status at December 31	$(114.5)	$(60.9)	$(3.5)	$(3.0)
Amounts recognized in the consolidated balance sheets consist of:
Pension assets, noncurrent (1)	$(127.0)	$(74.3)	$(3.5)	$(3.0)
Pension, SERP and postretirement benefits, current (2)	1.4	1.0	—	—
Pension, SERP and postretirement benefits, noncurrent (3)	11.1	12.4	—	—
Total Pension, SERP and Postretirement benefits	$(114.5)	$(60.9)	$(3.5)	$(3.0)

_______________

(1)  Included in "Other noncurrent assets" in our accompanying consolidated balance sheets

(2)  Included in "Accounts payable and accrued liabilities" in our accompanying consolidated balance sheets

(3)  Included in "Other noncurrent liabilities" in our accompanying consolidated balance sheets

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax components included within accumulated other comprehensive losses as of December 31 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	2021	2020	2021	2020
Prior service benefit cost (credit)	$2.8	$3.0	$—	$(0.1)
Actuarial losses	98.3	133.2	2.4	3.1
Accumulated other comprehensive losses, pretax	$101.1	$136.2	$2.4	$3.0

The pre-tax components of net periodic benefit (credit) cost and the amounts recognized in other comprehensive loss are summarized below for the years ended December 31:

	Pension Plan and SERP			Postretirement Plan
	2021	2020	2019	2021	2020	2019
Interest cost	$11.0	$12.6	$15.6	$0.1	$0.2	$0.3
Expected return on plan assets	(32.8)	(29.9)	(30.3)	(0.2)	(0.2)	(0.2)
Amortization of prior service cost (credit) reclassified from accumulated other comprehensive losses	0.2	0.2	0.2	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss reclassified from accumulated other comprehensive losses	3.8	6.3	4.5	0.2	0.3	0.3
Net periodic benefit (credit) cost	(17.8)	(10.8)	(10.0)	—	0.2	0.3
Amortization of prior service (cost) credit reclassified from accumulated other comprehensive losses	(0.2)	(0.2)	(0.2)	0.1	0.1	0.1
Amortization of actuarial loss reclassified from accumulated other comprehensive losses	(0.2)	(0.2)	(0.1)	—	—	—
Net loss recognized reclassified from accumulated other comprehensive losses	(3.6)	(6.1)	(4.4)	(0.2)	(0.3)	(0.3)
Actuarial (gain) loss	(31.1)	2.4	(16.4)	(0.5)	(0.3)	(0.8)
Total recognized in other comprehensive income	(35.1)	(4.1)	(21.1)	(0.6)	(0.5)	(1.0)
Total recognized in net periodic benefit credit and other comprehensive (income) loss	$(52.9)	$(14.9)	$(31.1)	$(0.6)	$(0.3)	$(0.7)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2021 and 2020 and net periodic benefit (credit) cost for the years 2021, 2020 and 2019 are provided below:

	Pension Plan and SERP			Postretirement Plan
Weighted-average assumptions used to determine benefit obligations:	2021	2020		2021	2020
Discount rate	2.75%	2.49%		2.25%	1.50%
Expected return on plan assets	6.25%	6.50%		1.75%	2.00%
Cash balance interest credit rate	2.57%	2.57%		N/A

Weighted-average assumptions used to determine net periodic benefit (credit) cost:	2021	2020	2019	2021	2020	2019
Discount rate	2.49%	2.83%	3.82%	1.50%	2.50%	3.75%
Expected return on plan assets	6.50%	6.75%	7.00%	2.00%	2.00%	2.00%
Cash balance interest credit rate	2.57%	2.57%	2.57%	N/A

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the Postretirement Plan are net of the federal Medicare subsidy.

	Pension Plan	Postretirement
	and SERP	Plan
	Gross	Gross	Medicare	Net
	Benefit	Benefit	Subsidy	Benefit
	Amount	Amount	Payments	Amount
2022	$30.5	$1.1	$(0.2)	$0.9
2023	$30.3	$1.0	$(0.2)	$0.8
2024	$30.0	$0.8	$(0.1)	$0.7
2025	$29.0	$0.7	$(0.1)	$0.6
2026	$28.5	$0.6	$—	$0.6
2027 and thereafter	$132.5	$2.0	$—	$2.0

The healthcare cost trend rate for 2021 was 7.75% gradually decreasing to 4.50% in 2035. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan.

The subsidy benefit from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced our accumulated postretirement benefit assets by approximately $0.8 million as of December 31, 2021 and 2020. The subsidy cost increased the net periodic benefit cost by approximately $75.8 thousand, $58.2 thousand, and $48.5 thousand in fiscal 2021, 2020 and 2019, respectively.

The expected return on our Pension Plan assets as of December 31, 2021 and 2020 was 6.25% and 6.50%, respectively, which was determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast after adjusting for the target investment allocation and reflecting the current economic environment. During the first quarter of 2021, we changed the investment guidelines on our Pension Plan assets to target investment allocation of 50% to equity securities and 50% to debt securities from our previous target allocation of 55% to equity securities and 45% to debt securities as of December 31, 2020. Our Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms.

The asset allocation at December 31, 2021 and 2020, and target allocation by asset category are as follows:

	Target	Percentage of Plan Assets
Asset Category	Allocation	2021	2020
Equity securities	50.0%	45.8%	52.5%
Debt securities	50.0%	47.8%	40.0%
Other	—%	6.4%	7.5%
Total	100.0%	100.0%	100.0%

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also maintain a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The asset allocation for our VEBA Plan at December 31, 2021 and 2020 was 100% in debt securities.

There were no transfers among Levels 1, 2, or 3 for the years ended December 31, 2021 and 2020. Refer to Note 7. Fair Value Measurements for further discussion with respect to fair value hierarchy. The following table summarizes the fair value measurements by level of our Pension Plan and Postretirement Plan assets:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
		Identical Assets	Inputs
	Total	(Level 1)	(Level 2)
December 31, 2021
Equity
Managed equity accounts (1)	$195.0	$195.0	$—
Equity — pooled separate account (2)	54.9	—	54.9
Debt
Fixed income manager — separately managed account (5)	163.7	—	163.7
Fixed income manager — pooled separate account (2)	97.9	—	97.9
Fixed income manager — government securities (3)	9.5	9.5	—
Others
Cash — pooled separate account (2)	(0.1)	—	(0.1)
Global real estate account (4)	34.8	—	34.8
Total	$555.7	$204.5	$351.2
December 31, 2020
Equity
Managed equity accounts (1)	$206.3	$206.3	$—
Equity — pooled separate account (2)	67.2	—	67.2
Debt
Fixed income manager — pooled separate account (2)	208.3	—	208.3
Fixed income manager — government securities (3)	10.5	10.5	—
Others
Cash — pooled separate account (2)	2.1	—	2.1
Global real estate account (4)	36.9	—	36.9
Total	$531.3	$216.8	$314.5

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

(4)

The funds invested in common stocks and other equity securities issued by domestic and foreign real estate companies, including real estate investment trusts ("REIT") and similar REIT-like entities. The fair values of these stocks, bonds and mutual funds are publicly quoted and are used in determining the NAV of the funds, which is not publicly quoted.

(5)	The separately managed accounts invest in U.S. Treasury Bonds and U.S. Treasury Separate Trading of Registered Interest and Principal of Securities (“UST STRIPS”). The fair values of these bonds and UST STRIPS are publicly quoted and are used in determining the NAV of the separately managed account, which is not publicly quoted.

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

Insurance: We are the leading provider of statistical, actuarial, and underwriting data for the U.S. P&C insurance industry. Our databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants, and fire suppression capabilities of municipalities. We use this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies, which are accessed via a hosted platform. We also develop solutions that our customers use to analyze key processes in managing risk. Our combination of algorithms and analytic methods incorporates our proprietary data to generate solutions. We also help businesses and governments better anticipate and manage climate and weather-related risks. In most cases, our customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes to earthquakes. We develop catastrophe and extreme event models and offer solutions covering natural and man-made risks, including acts of terrorism. We further develop solutions that allow customers to quantify costs after loss events occur. Our multitier, multispectral terrestrial imagery and data acquisition, processing, analytics, and distribution system using the remote sensing and machine learning technologies help gather, store, process, and deliver geographic and spatially referenced information that supports uses in many markets. Additionally, we offer fraud-detection solutions including review of data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sector. Our underwriting & rating, insurance anti-fraud claims, catastrophe modeling, and loss quantification are included in this segment. During the first quarter of 2021, due to management restructuring, our CODM reorganized AER, an immaterial component of the Energy and Specialized Markets segment, to the Insurance segment. Consequently, AER became part of the underwriting and rating category within the Insurance segment. The inclusion of AER within our Insurance segment better aligns with how our CODM makes operating decisions, assesses the performance of the business, and allocates resources. Our prior year results have been recast to reflect this change. The related impact to our consolidated financial statements was not material for all periods presented.

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides our revenue and EBITDA by reportable segment for the years ended December 31, as well as a reconciliation of EBITDA to income before income taxes for all periods presented in our accompanying consolidated statements of operations:

	2021				2020				2019
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$2,206.9	$648.9	$142.8	$2,998.6	$2,008.7	$619.2	$156.7	$2,784.6	$1,885.4	$543.7	$178.0	$2,607.1
Expenses:
Cost of revenues (exclusive of items shown separately below)	(704.4)	(263.0)	(90.4)	(1,057.8)	(644.3)	(256.8)	(92.8)	(993.9)	(654.1)	(225.5)	(97.2)	(976.8)
Selling, general and administrative	(239.1)	(154.4)	(29.2)	(422.7)	(248.1)	(146.1)	(19.7)	(413.9)	(407.9)	(175.9)	(19.7)	(603.5)
Other operating (loss) income	—	—	(134.0)	(134.0)	15.9	—	3.5	19.4	—	—	(6.2)	(6.2)
Investment income (loss) and others, net	2.3	(0.2)	(0.2)	1.9	(1.2)	(1.2)	—	(2.4)	0.7	(1.9)	(0.5)	(1.7)
EBITDA	$1,265.7	$231.3	$(111.0)	1,386.0	$1,131.0	$215.1	$47.7	1,393.8	$824.1	$140.4	$54.4	1,018.9
Depreciation and amortization of fixed assets				(206.9)				(192.2)				(185.7)
Amortization of intangible assets				(176.7)				(165.9)				(138.0)
Interest expense				(127.0)				(138.2)				(126.8)
Income before income taxes				$875.4				$897.5				$568.4

Long-lived assets by country are provided below as of December 31:

	2021	2020
Long-lived assets:
U.S.	$3,527.6	$3,525.0
U.K.	2,754.0	2,775.8
Other countries	623.9	466.8
Total long-lived assets	$6,905.5	$6,767.6

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    Related Parties:

We consider our stockholders that own more than 5% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. We had no material transactions with related parties owning more than 5% of the entire class of stock for the years ended  December 31, 2021 and 2020.

In addition, we had no revenues from related parties for the years ended December 31, 2021, 2020, and 2019.

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

Xactware Solutions, Inc. Patent Litigation

On October 8, 2015, we were served with a summons and complaint in an action titled Eagle View Technologies, Inc. and Pictometry International Group, Inc. v. Xactware Solutions, Inc. and Verisk Analytics, Inc. filed in the United States District Court for the District of New Jersey (the "Court" or “District Court”). The complaint alleged that our Roof InSight (now known as Geomni Roof), Property InSight product (now known as Geomni Property) and Aerial Sketch product in combination with our Xactimate product infringe seven patents owned by Eagle View and Pictometry namely, Patent Nos. 8,078,436 (the "436 patent"), 8,170,840 (the "840 patent"), 8,209,152 (the "152 patent"), 8,542,880 (the "880 patent"), 8,818,770 (the "770 patent"), 8,823,732 (the "732 patent"), and 8,825,454 (the "454 patent"). On November 30, 2015, plaintiffs filed a First Amended Complaint adding Patent Nos. 9,129,376 (the "376 patent") and 9,135,737 (the "737 patent") to the lawsuit. The First Amended Complaint sought an entry of judgment by the Court that defendants have and continue to directly infringe and/or indirectly infringe, including by way of inducement, the Patents-in-Suit, permanent injunctive relief, damages, costs and attorney’s fees. On May 19, 2017, the District Court entered a Joint Stipulated Order of Partial Dismissal with Prejudice dismissing all claims or assertions pertaining to the 880 and 732 patents, and certain asserted claims of the 436, 840, 152, 770, 454, 376 and 737 patents (collectively the "Patents in Suit"). Subsequently, Eagle View dropped the 152 patent and the 737 patent and reduced the number of asserted claims from the five remaining Patents in Suit to six asserted claims. On September 25, 2019, following a trial, the jury determined that we had willfully infringed the six asserted claims, and assessed damages in the amount of $125.0 million. After trial, Eagle View moved for a temporary restraining order ("TRO") and a permanent injunction preventing our sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. The Court granted the motion for a TRO on September 26, 2019 and on October 18, 2019, issued an Order permanently enjoining our sales of the Geomni Roof, Geomni Property and Aerial Sketch products in combination with Xactimate. On March 2, 2020, the Court signed an Order staying execution of the $125.0 million judgment pending our appeal, and we subsequently secured a supersedeas bond in the amount of $137.5 million to satisfy the New Jersey court rule requiring a bond in the amount of 110% of the monetary judgment. In addition, Eagle View asked the Court to award enhanced damages by trebling the jury's damages award, together with attorneys' fees, costs, and pre- and post-judgment interest. We opposed all of Eagle View's requests and asked the Court for judgment as a matter of law and for a new trial. Eagle View opposed our requests. On September 9, 2020, the Court denied our motion seeking judgment as a matter of law and a new trial. We timely filed our Amended Notice of Appeal on October 8, 2020. Eagle View filed a motion to dismiss or deactivate the appeal for lack of appellate jurisdiction on November 4, 2020 which was denied by the Federal Circuit on December 15, 2020. We filed our appellate brief on December 24, 2020. On February 16, 2021, the Court granted Eagle View's motion for enhanced damages and attorneys' fees. The Court trebled the jury's award of $125.0 million, awarding enhanced damages for a total of $375.0 million, and also awarded Eagle View pre-judgment and post-judgment interest. The Court's award of Eagle View's attorneys' fees was limited to the period just before the commencement of trial through the trial, and did not include the earlier approximately four-year period in the case. On March 17, 2021, we filed an unopposed application with the Federal Circuit seeking consolidation of our appeals addressing the trial Court’s findings on infringement, the denial of our motion for judgment as a matter of law and a new trial, and the Court’s Order on enhanced damages. As of June 29, 2021, the appeal was fully briefed. Following the outcome of the trial in 2019, we established a $125.0 million reserve in connection with this litigation, which was included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2019. On April 15, 2021, the Court signed an order continuing the stay of execution of the monetary judgment. In light of the Court’s Order enhancing damages, we posted an additional bond in the amount of $305.0 million. On July 2, 2021, Eagle View sent us a cease and desist letter claiming that our Roof Underwriting Report (“RUR”) product infringes its asserted patents, and therefore, violates the trial court’s permanent injunction. On July 15, we responded with a letter denying infringement and violation of the injunction, and explaining how our RUR is vastly different from the asserted patents. On August 9, 2021, Eagle View filed a motion to initiate contempt proceedings against us for alleged violation of the injunction, seeking a Temporary Restraining Order prohibiting us from offering, marketing or selling our RUR and asking the court to grant discovery to assess our RUR and determine whether we were complying with the injunction. On October 8, 2021, the Federal Circuit Court of Appeals heard oral argument in our appeal. On November 5, 2021, the parties settled the entire litigation, thereby reversing the excess accrual amount. The Federal Circuit appeal was dismissed on November 9, 2021, and the District Court subsequently entered an Order dismissing the contempt action, as well as the parties’ underlying claims, counterclaims and defenses, and dissolving the permanent injunction. Upon a joint motion by both parties, on January 18, 2022, the Court entered an Order releasing the supersedeas bonds and discharging us and our sureties from any corresponding obligations.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Jornaya Litigation

On December 10, 2020, we were served with a putative class action lawsuit brought by Erica Jackson in the Court of Common Pleas of Lackawanna County, Pennsylvania against Lead Intelligence, Inc. d/b/a Jornaya ("we" or "us"), Case No. 2020 CV 03695. The class complaint alleges that we violated Pennsylvania’s Wiretap Act ("PWA"), 18 Pa. Const. Stat. § 5701 et seq. by "wiretapping" and "intercepting" the plaintiff’s communications on the website colleges.educationgrant.com. The plaintiff alleges a class of all persons whose electronic communications were intercepted through the use of our wiretapping on the website. The complaint claims damages pursuant to the PWA for actual damages, but not less than liquidated damages computed at the rate of $100 a day for each day of violation, or $1,000, whichever is higher, punitive damages, and reasonable attorney's fees and other litigation costs. On February 16, 2021, we filed preliminary objections to the plaintiff’s complaint, the plaintiff opposed, and the Court ultimately denied our preliminary objections. We subsequently filed a petition to compel arbitration and a motion to stay this action pending the completion of the parties’ arbitration proceedings. On September 30, 2021, the court denied our motions and directed the parties to proceed with discovery. On October 8, 2021, we filed a Notice of Appeal to seek review of the lower court’s decision with the Pennsylvania appellate court system. At this time, it is not possible to reasonably estimate the liability related to this matter.

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

Breach of Contract Litigation

On April 2, 2021, Leica Geosystems ("Leica") and its subsidiary, Intergraph Corporation filed a lawsuit against Verisk Analytics and Geomni, Inc. ("we" "our" or "us") in the Circuit Court of Madison County, Alabama, titled Leica Geosystems AG, et al. v. Geomni, Inc., Verisk Analytics, Inc., Vexcel Imaging, Inc., et al. Co-Defendant, Vexcel Imaging, through its subsidiary, GV Air, is alleged to have breached a master lease agreement related to Leica’s aerial sensor units. The complaint further alleges breach of a license agreement for royalties earned from the sale of aerial imagery data, and breach of a mutual nondisclosure agreement related to the alleged disclosure of confidential information to co-defendant, Vexcel Imaging. Leica seeks compensatory and punitive damages, as well as attorney’s fees and costs. We filed a motion to dismiss the Plaintiffs’ claims and the hearing took place on January 7, 2022. At this time, it is not possible to reasonably estimate the liability related to this matter.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wood Mackenzie Litigation

On August 10, 2021, S&P Global Inc. d/b/a Platts filed a lawsuit against Wood Mackenzie (“we,” “us,” or “our”) in the United States District Court for the Southern District of New York, titled S&P Global Inc. d/b/a Platts v. Wood Mackenzie Ltd., Civil Action No. 21-cv-6739. The Complaint alleges that our use of Platts’ data exceeded the scope of the applicable licensing agreement between the two parties. Platts seeks to recover actual damages as a result of the alleged breach of the agreement, attorney’s fees and costs, as well as injunctive relief requiring Wood Mackenzie to cease all use of its proprietary data. The deadline to file our responsive pleading was extended to March 11, 2022. At this time, it is not possible to reasonably estimate the liability related to this matter.

Data Privacy Litigation

On December 15, 2021, Plaintiff Jillian Cantinieri brought a putative class action against Verisk Analytics, Insurance Services Office and ISO Claims Services, Inc. (“we,” “our,” “us”) in the United States District Court for the Eastern District of New York, titled Cantinieri v. Verisk Analytics Inc., et al., Civil Action No. 2:21-cv-6911. The Complaint alleges that we failed to safeguard the personally identifiable information (PII) of Plaintiff and the members of the proposed classes from a purported breach of our databases by unauthorized entities. Plaintiff and class members allege actual and imminent injuries, including theft of their PII, fraudulent activity on their financial accounts, lowered credit scores, and costs associated with detection and prevention of identity theft and fraud. They seek to recover compensatory, statutory and punitive damages, disgorgement of earnings and profits, and attorney’s fees and costs. We filed our responsive pleading on February 7, 2022. At this time, it is not possible to reasonably estimate the liability related to this matter.

LCI Litigation

On December 30, 2021, Plaintiff William Norman Brooks filed a consumer class action lawsuit against Lundquist Consulting, Inc. (“LCI,” “us,” “we,” or “our”) in California Superior Court, San Matteo County, titled Brooks v. Lundquist Consulting, Inc., Case No. 21-CIV-06824. Plaintiff alleges violations of the Fair Credit Reporting Act, the California Consumer Credit Reporting Agencies Act, and California Unfair Competition Law, and Defamation. LCI has not yet been served with the Complaint. Plaintiff claims that LCI inaccurately reported Mr. Brooks as bankrupt, and that this caused emotional harm and harmed his credit standing, credit score and reputation. Plaintiff alleges that LCI’s statements about his (and other class members’) bankruptcies to third parties amounted to defamation. It is also alleged that LCI did not provide Plaintiff and others an opportunity to review and dispute any accuracies in the information sold by LCI about them and did not disclose their consumer credit files when asked. Plaintiff seeks to certify Nationwide Inaccuracy and Failure to Disclose Classes, as well as California Inaccuracy and Failure to Disclose Subclasses. He also seeks to recover actual and punitive damages, restitution of funds suspended and the value of credit privileges revoked or terminated, injunctive relief ordering LCI to rectify the credit reporting errors and change its procedures for attributing bankruptcy information, and reasonable attorney’s fees and costs. At this time, it is not possible to reasonably estimate the liability related to this matter.

22.   Subsequent Events:

In December 2021, we entered into an additional ASR agreement with Citibank, N.A. to repurchase shares of our common stock for an aggregate purchase price of $100.0 million. Upon payment of the aggregate purchase price on January 4, 2022, we received an initial delivery of 360,913 shares of our common stock, representing approximately $80.0 million of the aggregate purchase price. Upon the final settlement of the ASR agreement in February 2022, we received an additional 141,766 shares, as determined by the volume weighted average share price of our common stock of $198.93 during the term of the ASR agreement. See Note 16. Stockholders' Equity for further discussion.

On January 12, 2022, our Board of Directors approved the action to make our environmental health and safety business within the Energy & Specialized Markets segment available for immediate sale at its current fair value. On January 21, 2022, we entered into a stock purchase agreement to sell 3E Company Environmental, Ecological and Engineering ("3E") in exchange for a potential aggregate cash consideration of up to $950.0 million. The purchase price consists of up to $630.0 million of cash consideration paid at closing, subject to customary purchase adjustments, up to $50.0 million of earnout payments based on financial performance in 2023 and 2024, and up to $270.0 million of additional deferred payments based on the buyer's future return on its investment.

In January 2022, we granted 608,895 nonqualified stock options, 130,555 shares of restricted stock, and 74,887 PSUs to key employees. The nonqualified stock options and restricted stock have a graded service vesting period of four years. The PSUs granted consisted of 49,533 TSR-based PSUs and 25,354 PSUs that are tied to the achievement of certain financial performance conditions, namely incremental return on invested capital (“ROIC-based PSUs”). Each of the TSR-based PSUs and ROIC-based PSUs have a three-year performance period, subject to the recipients' continued service. The grant date fair value of the ROIC-based PSUs is determined using the closing price of our common stock on the grant date. The related performance condition is driven by the incremental return on invested capital based on net operating profit. The ultimate realization of the PSUs may range from 0% to 200% of the recipient’s target levels established on the grant date. See Note 17. Compensation Plans for further discussion.

On February 11, 2022, we acquired 100 percent of the membership interest of Infutor Data Solutions, LLC ("Infutor"), for an aggregate net cash consideration of $223.5 million, of which $1.5 million represents a working capital escrow, plus a contingent earn-out payment of up to $25.0 million subject to the achievement of certain revenue and other performance targets. Infutor, a leading provider of identity resolution and consumer intelligence data, has become a part of the underwriting & rating category within our Insurance segment. We believe this acquisition further enhances Verisk’s marketing solutions offerings to companies across several industries including the insurance industry.

On February 16, 2022, our Board of Directors approved a cash dividend of $0.31 per share of common stock issued and outstanding, payable on March 31, 2022, to holders of record as of March 15, 2022. Our Board of Directors also approved an additional share repurchase authorization of $1,000.0 million.

On February 16, 2022, our Board of Directors approved the action to make our financial services business within the Financial Services segment available for immediate sale at its current fair value. On February 21, 2022, we entered into a stock purchase agreement to sell our financial services business to TransUnion, a global information and insights company, for $515.0 million in cash consideration paid at closing. This transaction is subject to customary closing conditions, including regulatory approvals and working capital adjustments.

**************

Schedule II

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2021, 2020, and 2019

(In millions)

	Balance at	Charged to
	Beginning	Costs and	Deductions—	Balance at
Description	of Year	Expenses (1)	Write-offs (2)	End of Year
Year ended December 31, 2021
Allowance for doubtful accounts	$17.7	$17.7	$(14.1)	$21.3
Valuation allowance for income taxes	$48.0	$17.4	$(1.3)	$64.1
Year ended December 31, 2020
Allowance for doubtful accounts	$11.7	$13.1	$(7.1)	$17.7
Valuation allowance for income taxes	$46.5	$10.7	$(9.2)	$48.0
Year ended December 31, 2019
Allowance for doubtful accounts	$5.7	$7.2	$(1.2)	$11.7
Valuation allowance for income taxes	$34.5	$16.7	$(4.7)	$46.5

(1)	Primarily additional reserves for bad debts

(2)	Primarily accounts receivable balances written off, net of recoveries, the expiration of loss carryforwards, and businesses held for sale

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 29, 2015.

3.2	Amended and Restated By-Laws, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 15, 2019.

4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1, dated September 21, 2009.

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

Exhibit Number	Description
10.19	Verisk Analytics, Inc. 2021 Equity Incentive Plan incorporated herein by reference to Appendix B to the Company's Proxy Statement on Schedule 14A dated April 2, 2021.

10.20	Purchase Agreement, dated as of January 21, 2022, by and among Verisk Analytics, Inc., Tamarack Buyer, L.L.C. and, solely for the limited purpose set forth therein, 3E Company Environmental, Ecological and Engineering, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated January 24, 2022.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2022.

VERISK ANALYTICS, INC. (Registrant)

/S/ Scott G. Stephenson
Scott G. Stephenson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2022.

Signature	Capacity

/S/ SCOTT G. STEPHENSON	President and Chief Executive Officer (principal executive officer and director)
Scott G. Stephenson

/S/ LEE M. SHAVEL	Chief Financial Officer and Group President
Lee M. Shavel	(principal financial officer)

/S/ DAVID J. GROVER	Controller and Chief Accounting Officer
David J. Grover	(principal accounting officer)

/S/ CHRISTOPHER M. FOSKETT	Lead Independent Director
Christopher M. Foskett

/S/ ANNELL BAY	Director
Annell R. Bay

/S/ VINCENT BROOKS	Director
Vincent K. Brooks

/S/ BRUCE E. HANSEN	Director
Bruce E. Hansen

/S/ KATHLEEN HOGENSON	Director
Kathleen A. Hogenson

/S/ CONSTANTINE P. IORDANOU	Director
Constantine P. Iordanou

/S/ LAURA K. IPSEN	Director
Laura K. Ipsen

/S/ SAMUEL G. LISS	Director
Samuel G. Liss

/S/ THERESE M. VAUGHAN	Director
Therese M. Vaughan

/S/ DAVID B. WRIGHT	Director
David B. Wright