Form 10-Q
period 2022-03-31
Verisk Analytics, Inc.
filed 2022-05-03
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, there were 157,901,992 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
	(in millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$397.9	$280.3
Accounts receivable, net of allowance for doubtful accounts of $19.2 and $21.3, respectively	528.3	446.3
Prepaid expenses	105.5	102.6
Income taxes receivable	—	36.7
Other current assets	36.0	36.7
Current assets held for sale	51.7	—
Total current assets	1,119.4	902.6
Noncurrent assets:
Fixed assets, net	635.9	658.2
Operating lease right-of-use assets, net	231.9	253.1
Intangible assets, net	1,280.1	1,225.9
Goodwill	3,957.6	4,331.2
Deferred income tax assets	5.0	6.6
Other noncurrent assets	438.6	430.5
Noncurrent assets held for sale	490.5	—
Total assets	$8,159.0	$7,808.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$251.2	$320.7
Short-term debt and current portion of long-term debt	1,296.3	971.3
Deferred revenues	707.0	501.0
Operating lease liabilities	35.9	41.2
Income taxes payable	93.9	9.0
Current liabilities held for sale	20.3	—
Total current liabilities	2,404.6	1,843.2
Noncurrent liabilities:
Long-term debt	2,342.8	2,342.8
Deferred income tax liabilities	435.0	470.5
Operating lease liabilities	238.6	254.7
Other noncurrent liabilities	47.5	54.4
Noncurrent liabilities held for sale	14.6	—
Total liabilities	5,483.1	4,965.6
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 158,869,156 and 161,651,639 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,632.5	2,608.7
Treasury stock, at cost, 385,133,882 and 382,351,399 shares, respectively	(5,205.9)	(4,638.1)
Retained earnings	5,696.9	5,240.4
Accumulated other comprehensive losses	(465.0)	(394.6)
Total Verisk stockholders' equity	2,658.6	2,816.5
Noncontrolling interests	17.3	26.0
Total stockholders’ equity	2,675.9	2,842.5
Total liabilities and stockholders’ equity	$8,159.0	$7,808.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in millions, except for share and per share data)
Revenues	$775.5	$726.1
Operating expenses (income):
Cost of revenues (exclusive of items shown separately below)	280.5	262.4
Selling, general and administrative	135.3	119.8
Depreciation and amortization of fixed assets	49.6	48.5
Amortization of intangible assets	44.6	45.0
Other operating income, net	(377.1)	—
Total operating expenses, net	132.9	475.7
Operating income	642.6	250.4
Other income (expense):
Investment (loss) income	(0.4)	1.7
Interest expense	(31.3)	(35.4)
Total other expense, net	(31.7)	(33.7)
Income before income taxes	610.9	216.7
Provision for income taxes	(105.1)	(48.7)
Net income	505.8	168.0
Less: Net (income) loss attributable to noncontrolling interests	(0.1)	0.6
Net income attributable to Verisk	$505.7	$168.6
Basic net income per share attributable to Verisk	$3.15	$1.04
Diluted net income per share attributable to Verisk	$3.13	$1.03
Weighted-average shares outstanding:
Basic	160,680,955	162,641,819
Diluted	161,638,617	164,436,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net income	$505.8	$168.0
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(71.6)	8.7
Pension and postretirement liability adjustment	0.6	0.8
Total other comprehensive (loss) income	(71.0)	9.5
Comprehensive income	434.8	177.5
Less: Comprehensive loss attributable to noncontrolling interests	0.5	0.8
Comprehensive income attributable to Verisk	$435.3	$178.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended March 31, 2022 and 2021

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, January 1, 2022	544,003,038	$0.1	$2,608.7	$(4,638.1)	$5,240.4	$(394.6)	$2,816.5	$26.0	$2,842.5
Net income	—	—	—	—	505.7	—	505.7	0.1	505.8
Other comprehensive loss	—	—	—	—	—	(70.4)	(70.4)	(0.6)	(71.0)
Investment in noncontrolling interests	—	—	—	—	—	—	—	(8.2)	(8.2)
Common stock dividend (1)	—	—	—	—	(49.2)	—	(49.2)	—	(49.2)
Treasury stock acquired (3,052,561 shares)	—	—	—	(571.3)	—	—	(571.3)	—	(571.3)
Stock options exercised (164,742 shares transferred from treasury stock)	—	—	14.4	2.2	—	—	16.6	—	16.6
Performance share units lapsed (48,449 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
Restricted stock lapsed (47,191 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
Stock-based compensation expense	—	—	20.5	—	—	—	20.5	—	20.5
Net share settlement from restricted stock awards (53,180 shares withheld for tax settlement)	—	—	(11.3)	—	—	—	(11.3)	—	(11.3)
Other stock issuances (9,696 shares transferred from treasury stock)	—	—	1.4	0.1	—	—	1.5	—	1.5
Balance, March 31, 2022	544,003,038	$0.1	$2,632.5	$(5,205.9)	$5,696.9	$(465.0)	$2,658.6	$17.3	$2,675.9

Balance, January 1, 2021	544,003,038	$0.1	$2,490.9	$(4,179.3)	$4,762.2	$(375.7)	$2,698.2	$—	$2,698.2
Net income	—	—	—	—	168.0	—	168.0	—	168.0
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	0.6	—	0.6	(0.8)	(0.2)
Investment in noncontrolling interest	—	—	—	—	—	—	—	16.0	16.0
Other comprehensive income	—	—	—	—	—	9.5	9.5	—	9.5
Common stock dividend (1)	—	—	—	—	(46.7)	—	(46.7)	—	(46.7)
Treasury stock acquired (560,526 shares)	—	—	—	(100.0)	—	—	(100.0)	—	(100.0)
Stock options exercised (115,284 shares transferred from treasury stock)	—	—	6.1	1.3	—	—	7.4	—	7.4
Performance share units lapsed (50,898 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
Restricted stock lapsed (31,311 shares transferred from treasury stock)	—	—	(0.3)	0.3	—	—	—	—	—
Stock-based compensation expense	—	—	25.4	—	—	—	25.4	—	25.4
Net share settlement from restricted stock awards (37,683 shares withheld for tax settlement)	—	—	(7.8)	—	—	—	(7.8)	—	(7.8)
Other stock issuances (12,099) shares transferred from treasury stock)	—	—	1.6	0.1	—	—	1.7	—	1.7
Balance, March 31, 2021	544,003,038	$0.1	$2,515.3	$(4,277.0)	$4,884.1	$(366.2)	$2,756.3	$15.2	$2,771.5

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$505.8	$168.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	49.6	48.5
Amortization of intangible assets	44.6	45.0
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.3	0.4
Provision for doubtful accounts	1.7	3.2
Gain on sale of assets	(450.8)	—
Stock-based compensation expense	20.5	25.4
Impairment of long-lived assets	73.7	—
Deferred income taxes	(37.1)	(0.7)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(133.1)	(89.5)
Prepaid expenses and other assets	1.4	(4.2)
Operating lease right-of-use assets, net	10.4	10.4
Income taxes	131.0	38.4
Accounts payable and accrued liabilities	(70.0)	(25.9)
Deferred revenues	266.1	256.9
Operating lease liabilities	(10.3)	(10.1)
Other liabilities	(4.2)	(17.1)
Net cash provided by operating activities	399.6	448.7
Cash flows from investing activities:
Acquisitions and purchase of additional controlling interest, net of cash acquired of $17.4 and $3.8, respectively	(445.4)	(13.7)
Proceeds from sale of assets	575.0	—
Investments in nonpublic companies	(41.0)	—
Capital expenditures	(60.0)	(59.2)
Escrow funding associated with acquisitions	(2.3)	—
Payment of contingent liability related to acquisition	—	(1.2)
Other investing activities, net	—	0.4
Net cash provided by (used in) investing activities	26.3	(73.7)
Cash flows from financing activities:
Proceeds from short-term debt	200.0	—
Repayment of current portion of long-term-debt	—	(50.0)
Proceeds from issuance of short-term debt with original maturities less than three months	125.0	—
Repurchases of common stock	(571.3)	(100.0)
Proceeds from stock options exercised	15.8	7.6
Net share settlement of taxes from restricted stock and performance share awards	(11.3)	(7.8)
Dividends paid	(49.4)	(47.1)
Other financing activities, net	(2.4)	(1.9)
Net cash used in financing activities	(293.6)	(199.2)
Effect of exchange rate changes	(6.6)	(3.7)
Net increase in cash and cash equivalents	125.7	172.1
Cash and cash equivalents, beginning of period	280.3	218.8
Cash and cash equivalents, end of period	$406.0	$390.9
Supplemental disclosures:
Income taxes paid	$11.7	$10.8
Interest paid	$21.1	$19.5
Noncash investing and financing activities:
Deferred tax liability established on date of acquisition	$16.1	$2.2
Net assets sold as part of the disposition	$124.2	$—
Finance lease additions	$2.1	$2.0
Operating lease additions, net of terminations	$1.7	$6.7
Fixed assets included in accounts payable and accrued liabilities	$0.3	$0.9

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

Our condensed consolidated financial statements as of  March 31, 2022 and for the three months ended March 31, 2022 and 2021, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations, and cash flows. Our operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. Our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2022 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. We believe the disclosures made are adequate to keep the information presented from being misleading.

Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on Consolidated Financial Statements or Other Significant Matters
Business Combinations (Topic 805) In October 2021, the FASB issued ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU No. 2021-08")

This amendment requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. An acquirer should assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. If the acquiree prepared financial statements in accordance with GAAP, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. In circumstances in which the acquirer is unable to assess or rely on how the acquiree applied Topic 606, the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of the date the acquiree entered into the contracts to determine what should be recorded at the acquisition date.

Fiscal years beginning after December 15, 2022 with early adoption permitted.

We elected to early adopt ASU No. 2021-08 on January 1, 2022 on a prospective basis to all business combinations that occurred on or after the date of adoption. The adoption of ASU No. 2021-08 did not have a material impact on our Condensed Consolidated Financial Statements.

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three months ended March 31, 2022 and 2021. No individual customer or country outside of the U.S. accounted for 10.0% or more of our consolidated revenues for the three months ended March 31, 2022 or 2021.

	Three Months Ended March 31,
	2022	2021

Insurance:
Underwriting & rating	$416.0	$377.1
Claims	170.4	158.5
Total Insurance	586.4	535.6
Energy and Specialized Markets	154.3	156.2
Financial Services	34.8	34.3
Total revenues	$775.5	$726.1

	Three Months Ended March 31,
	2022	2021
Revenues:
United States	$594.4	$561.1
United Kingdom	53.0	48.4
Other countries	128.1	116.6
Total revenues	$775.5	$726.1

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of March 31, 2022 and December 31, 2021, we had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of March 31, 2022 and December 31, 2021, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $708.7 million and $504.8 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our condensed consolidated balance sheets, respectively, as of March 31, 2022 and December 31, 2021.

The following is a summary of the change in contract liabilities from December 31, 2021 through March 31, 2022:

Contract Liabilities at December 31, 2021	$504.8
Revenue	(775.5)
Billings	979.4
Contract Liabilities at March 31, 2022	$708.7

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 98% and 97% of the balance at March 31, 2022 and December 31, 2021, respectively.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of March 31, 2022 and December 31, 2021, we had deferred commissions of $91.3 million and $86.8 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

4. Investments and Fair Value Measurements:

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $4.6 million and $5.0 million as of March 31, 2022 and December 31, 2021, respectively. Our investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying condensed consolidated balance sheets.

We elected not to carry our long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of March 31, 2022 and December 31, 2021, respectively:

		2022		2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Senior notes (Note 10)	Level 2	$2,692.2	$2,760.4	$2,692.0	$3,017.4

On March 23, 2022, we made an additional $37.0 million cash investment in Vexcel Group, Inc. ("Vexcel") for an additional 4.6% in ownership, bringing our interest to 43.3%. As of March 31, 2022 and December 31, 2021, we had an investment of $181.1 million and $144.1 million, respectively, related to such interest. The value of our investment is based on management's estimates with the assistance of valuations performed by third-party specialists. This investment was included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

As of March 31, 2022 and December 31, 2021, we had securities without readily determinable market values, inclusive of Vexcel, of $198.6 million and $161.6 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies and do not hold investments in common stock or in-substance common stock in such entities. As of March 31, 2022 and December 31, 2021, we also had investments in private companies of $26.2 million and $54.6 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25") as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2022, there was no provision for credit losses related to these investments.

5. Leases:

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842, Leases ("ASC 842"). The lease term for our corporate headquarters ends in 2033 and includes the options to extend for one 10-year renewal period and two 5-year renewal periods. The lease of our Jakarta, Indonesia office may be terminated in three months without penalty. Extension and termination options are considered in the calculation of our right-of-use ("ROU") assets and lease liabilities when we determine it is reasonably certain that we will exercise those options.

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Lease cost:
Operating lease cost (1)	$13.3	$13.3
Sublease income	(0.5)	(0.4)
Finance lease costs
Depreciation of finance lease assets (2)	3.3	3.5
Interest on finance lease liabilities (3)	0.2	0.3
Total lease cost	$16.3	$16.7

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(12.9)	$(12.5)
Operating cash outflows from finance leases	$(0.2)	$(0.3)
Financing cash outflows from finance leases	$(2.4)	$(1.9)

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

(3) Included in "Interest expense" in our accompanying condensed consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of March 31, 2022 and 2021, respectively:

	March 31,
	2022	2021
Weighted-average remaining lease term - operating leases (in years)	8.4	9.1
Weighted-average remaining lease term - finance leases (in years)	1.5	2.0
Weighted-average discount rate - operating leases	3.7%	4.0%
Weighted-average discount rate - finance leases	3.7%	4.1%

Our ROU assets and lease liabilities for finance leases were $17.5 million and $13.2 million, respectively, as of March 31, 2022. Our ROU assets and lease liabilities for finance leases were $19.0 million and $13.5 million, respectively, as of December 31, 2021. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying condensed consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying condensed consolidated balance sheets (see Note 10. Debt).

Maturities of lease liabilities for the remainder of 2022 and the years through 2027 and thereafter are as follows:

	March 31, 2022
Years Ending	Operating Leases	Finance Leases
2022	$35.1	$12.3
2023	44.9	1.6
2024	36.9	0.5
2025	33.4	0.1
2026	30.3	—
2027 and thereafter	147.0	—
Total lease payments	327.6	14.5
Less: Amount representing interest	(53.1)	(1.5)
Present value of total lease payments	$274.5	$13.0

6. Acquisitions:

2022 Acquisitions

On March 1, 2022, we acquired 100 percent of the stock of Opta Information Intelligence Corp. ("Opta") for a net cash purchase price of $217.6 million, of which $0.8 million represents indemnity escrows. Opta, Canada’s leading provider of property intelligence and innovative technology solutions, has become a part of the underwriting & rating category within our Insurance segment. We believe this acquisition further expands our footprint in the Canadian market and supports Opta in reshaping risk management with valuable business intelligence.

On February 11, 2022, we acquired 100 percent of the membership interest of Infutor Data Solutions, LLC ("Infutor") for a net cash purchase price of $220.7 million, of which $1.5 million represents a working capital escrow, plus a contingent earn-out payment of up to $25.0 million subject to the achievement of certain revenue and other performance targets. Infutor, a leading provider of identity resolution and consumer intelligence data, has become a part of the underwriting & rating category within our Insurance segment. We believe this acquisition further enhances Verisk’s marketing solutions offerings to companies across several industries including the insurance industry.

The "Other" column includes other immaterial acquisitions that have occurred during the period. The preliminary purchase price allocation of the 2022 acquisitions resulted in the following:

	Opta	Infutor	Other	Total
Cash and cash equivalents	$0.4	$17.0	$—	$17.4
Accounts receivable	6.1	10.7	—	16.8
Other current assets	1.3	7.0	—	8.3
Fixed assets	1.5	0.9	0.3	2.7
Operating lease right-of-use assets, net	1.0	2.3	—	3.3
Intangible assets	83.4	87.6	0.7	171.7
Goodwill	145.5	124.5	0.7	270.7
Other noncurrent assets	—	0.1	—	0.1
Total assets acquired	239.2	250.1	1.7	491.0
Accounts payable and accrued liabilities	4.1	6.0	0.1	10.2
Deferred revenues	0.2	3.1	—	3.3
Operating lease liabilities	1.0	3.3	—	4.3
Deferred income tax, net	15.9	—	0.2	16.1
Other noncurrent liabilities	—	—	0.1	0.1
Total liabilities assumed	21.2	12.4	0.4	34.0
Net assets acquired	218.0	237.7	1.3	457.0
Less: Cash acquired	0.4	17.0	—	17.4
Net cash purchase price	$217.6	$220.7	$1.3	$439.6

The preliminary amounts assigned to intangible assets by type for the 2022 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	5	$40.7
Marketing-related	1	2.0
Customer-related	12	129.0
Total intangible assets		$171.7

The preliminary allocations of the purchase price for the 2022 and 2021 acquisitions with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on our condensed consolidated financial statements. The allocations of the purchase price will be finalized once all the information that was known and knowable as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with our acquisitions includes the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as our ability to grow through adding additional customer relationships or new solutions in the future. Of the $270.7 million in goodwill associated with our acquisitions, $146.7 million is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics.

For the three months ended March 31, 2022 and March 31, 2021, we incurred transaction costs of $1.4 million and $0.5 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations. The 2022 acquisitions were immaterial to our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

On March 22, 2022, we acquired an additional 16% ownership in Whitespace Software Limited ("Whitespace") for $8.2 million, bringing our total ownership interest to 67%. The remaining 33% ownership interest in Whitespace will be acquired by us, in two equal proportions over the next two years, at a purchase price determined based upon a fixed revenue multiple and adjusted for any free cash flow shortfall.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the applicable acquisition dates. At  March 31, 2022 and December 31, 2021, the current portion of the escrows amounted to $9.6 million and $10.6 million, respectively, and the noncurrent portion of the escrows amounted to $0.0 million and $4.7 million, respectively. The current and noncurrent portions of the escrows have been included in "Other current assets" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets, respectively.

The acquisitions of Rebmark Legal Solutions Limited, ACTINEO GmbH, Data Driven Safety, LLC, and Infutor Data Solutions, LLC included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of  March 31, 2022 and  December 31, 2021 reflect the best estimate of acquisition-related contingent payments. The associated current portion of contingent payments were $0.4 million and $0.5 million as of  March 31, 2022 and  December 31, 2021, respectively. The associated noncurrent portion of contingent payments were $21.8 million and $21.7 million as of  March 31, 2022 and  December 31, 2021, respectively.

7. Disposition and Business Held for Sale:

Disposition

On March 11, 2022, the sale of our environmental health and safety business, which made up our Supply Chain reporting unit, within the Energy & Specialized Markets segment was completed for proceeds of $575.0 million, net of cash and excluding contingent consideration. The sale contributes to our efforts to identify the most value creating opportunities available to the company and our shareholders to ensure that we generate strong returns on our invested capital. A gain of $450.8 million was included in "Other operating income, net" within our accompanying condensed consolidated statements of operations for the three months ended March 31, 2022.

The major classes of assets and liabilities disposed of, reflected in our condensed consolidated balance sheets as of March 11, 2022, were as follows:

March 11, 2022
Cash and cash equivalents	$12.7
Accounts receivable, net of allowance for doubtful accounts	24.4
Prepaid expenses	3.5
Other current assets	0.4
Current assets	41.0
Fixed assets, net	16.4
Operating lease right-of-use assets, net	6.4
Intangible assets, net	24.2
Goodwill	116.5
Other noncurrent assets	4.8
Noncurrent assets	168.3
Total assets	$209.3

Accounts payable and accrued liabilities	$9.6
Deferred revenues	54.1
Operating lease liabilities	1.7
Income taxes payable	11.9
Current liabilities	77.3
Deferred income tax liabilities	(0.8)
Operating lease liabilities	6.1
Other noncurrent liabilities	2.5
Noncurrent liabilities	7.8
Total liabilities	$85.1

Business Held for Sale

In the first quarter of 2022, we entered into a stock purchase agreement to sell Verisk Financial Services, our Financial Services Segment, to TransUnion, a global information and insights company for net cash proceeds of $498.6 million. The sale marks the next step in our ongoing portfolio shaping strategy to sharpen the focus on our core businesses and drive enhanced value creation. The assets and liabilities have been reclassified as assets and liabilities held for sale within our condensed consolidated balance sheets as of March 31, 2022. The transaction closed on April 8, 2022. In connection with the held for sale classification, we recognized an $73.7 million impairment on the remeasurement of the disposal group held for sale, which is included within “Other operating income, net” in our condensed consolidated statements of operations for the three months ended March 31, 2022. We had previously recorded an impairment of $134.0 million in fiscal 2021.

We assessed the sale of our Financial Services segment per the guidance in ASC 205-20, Discontinued Operations, and determined that this transaction did not qualify as a discontinued operation as its total revenues and assets did not meet the thresholds exemplified in the guidance to represent a strategic shift that has or will have a major effect on our operations and financial results. For the three months ended March 31, 2022, Verisk Financial Services generated revenue of $34.8 million.

The assets and liabilities classified as held for sale reflected in our condensed consolidated balance sheets as of March 31, 2022 were as follows:

March 31, 2022
Cash and cash equivalents	$8.1
Accounts receivable, net of allowance for doubtful accounts	39.1
Prepaid expenses	3.4
Other current assets	1.1
Current assets held for sale	51.7
Fixed assets, net	3.0
Operating lease right-of-use assets, net	1.5
Intangible assets, net	5.4
Goodwill	473.6
Other noncurrent assets	7.0
Noncurrent assets held for sale	490.5
Total assets held for sale	$542.2

Accounts payable and accrued liabilities	$12.3
Deferred revenues	7.2
Operating lease liabilities	3.4
Income taxes payable	(2.6)
Current liabilities held for sale	20.3
Deferred income tax liabilities	9.3
Operating lease liabilities	5.3
Noncurrent liabilities held for sale	14.6
Total liabilities held for sale	$34.9

8. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2021 through March 31, 2022, both in total and as allocated to our operating segments:

	Insurance	Energy and Specialized Markets	Financial Services	Total
Goodwill at December 31, 2021	$1,454.8	$2,401.0	$475.4	$4,331.2
Acquisitions	270.7	—	—	270.7
Purchase accounting reclassifications	0.2	—	—	0.2
Disposition on sold assets	—	(116.5)	—	(116.5)
Held for sale	—	—	(473.6)	(473.6)
Impairment charge	—	—	(1.7)	(1.7)
Foreign currency translation adjustment	(12.9)	(39.7)	(0.1)	(52.7)
Goodwill at March 31, 2022	$1,712.8	$2,244.8	$—	$3,957.6

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

As of December 31, 2021, we reassessed the recoverability of the long-lived assets for our Financial Services reporting unit based upon the weaker than expected operating performance as a result of changing market conditions. These conditions constituted a triggering event, which resulted in a $134.0 million impairment to the long-lived assets for our Financial Services reporting unit including $88.2 million to intangible assets and $45.8 million to fixed assets. We based our analysis of the fair value of our long-lived assets on the indication of fair value provided by the offer to purchase such reporting unit. Due to the continued deterioration in the performance of our Financial Services reporting unit and the finalization of the sale price, we again reassessed the recoverability of these long-lived assets during the first quarter of 2022, resulting in an additional $73.7 million impairment. This $73.7 million impairment is included within "Other operating income, net" in our condensed consolidated statements of operations for the three months ended March 31, 2022.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
March 31, 2022
Technology-based	7	$552.5	$(362.0)	$190.5
Marketing-related	15	246.0	(108.4)	137.6
Contract-based	6	5.0	(5.0)	—
Customer-related	13	956.4	(289.2)	667.2
Database-based	18	433.7	(148.9)	284.8
Total intangible assets		$2,193.6	$(913.5)	$1,280.1
December 31, 2021
Technology-based	7	$576.4	$(403.3)	$173.1
Marketing-related	15	274.1	(129.6)	144.5
Contract-based	6	5.0	(5.0)	—
Customer-related	13	1,015.4	(426.5)	588.9
Database-based	18	484.2	(164.8)	319.4
Total intangible assets		$2,355.1	$(1,129.2)	$1,225.9

Amortization expense related to intangible assets for the three months ended  March 31, 2022 and 2021 was $44.6 million and $45.0 million, respectively. Estimated amortization expense for the remainder of 2022 and the years through 2027 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2022	$118.0
2023	148.5
2024	144.0
2025	119.9
2026	116.1
2027 and thereafter	633.6
Total	$1,280.1

9. Income Taxes:

Our effective tax rate for the three months ended March 31, 2022 was 17.2% compared to the effective tax rate for the three months ended March 31, 2021 of 22.5%. The effective tax rate for the three months ended  March 31, 2022 was lower than the effective tax rate for the three months ended March 31, 2021 primarily due to a tax rate benefit in connection with the sale of our environmental health and safety business for which a benefit was recognized for the difference between book and tax basis of our investment. This benefit was partially offset by the impact of lower tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local taxes.

10. Debt:

The following table presents short-term and long-term debt by issuance as of March 31, 2022 and December 31, 2021:

	Issuance Date	Maturity Date	2022	2021
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$810.0	$610.0
Term loan facility	3/11/2022	4/10/2022	125.0	—
Senior notes:
4.125% senior notes, less unamortized discount and debt issuance costs of $(0.2) and $(0.4), respectively	9/12/2012	9/12/2022	349.8	349.6
Finance lease liabilities (1)	Various	Various	11.5	11.7
Short-term debt and current portion of long-term debt			1,296.3	971.3
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(10.2) and $(10.3), respectively	5/13/2020	5/15/2050	489.8	489.7
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $10.5 and $10.9, respectively	3/6/2019	3/15/2029	610.5	610.9
4.000% senior notes, less unamortized discount and debt issuance costs of $(3.8) and $(4.1), respectively	5/15/2015	6/15/2025	896.2	895.9
5.500% senior notes, less unamortized discount and debt issuance costs of $(4.1) and $(4.1), respectively	5/15/2015	6/15/2045	345.9	345.9
Finance lease liabilities (1)	Various	Various	1.5	1.6
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.1)	(1.2)
Long-term debt			2,342.8	2,342.8
Total debt			$3,639.1	$3,314.1

_______________

(1) Refer to Note 5. Leases

As of March 31, 2022 and December 31, 2021, we had senior notes with an aggregate principal amount of $2,700.0 million outstanding and were in compliance with our financial and other debt covenants.

As of March 31, 2022, we had a $1,000.0 million committed senior unsecured Credit Facility (the "Credit Facility") with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., First Commercial Bank, Ltd., Los Angeles Branch, TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of March 31, 2022, we were in compliance with all financial and other debt covenants under the Credit Facility. As of March 31, 2022 and December 31, 2021, the available capacity under the Credit Facility was $185.4 million and $384.9 million, net of the letters of credit of $4.6 million and $5.1 million, respectively. Subsequent to March 31, 2022, we have made repayments of $150.0 million under the Credit Facility.

On March 11, 2022, we entered into a $125.0 million Bilateral Term Loan Agreement (the "Term Loan") with Bank of America, N.A. The Term Loan carries an interest rate of 100bps plus the one month Bloomberg Short Term Bank Yield Index ("BSBY") margin at the time of the original draw and each subsequent roll over period. At each roll over period, we can continue the loan for a period of 1 or 3 months until the agreed maturity date of September 10, 2022. This loan  may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program.

11. Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of  March 31, 2022 and December 31, 2021. Our common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board. At March 31, 2022 and December 31, 2021, the adjusted closing price of our common stock was $214.63 and $228.34 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of March 31, 2022 and December 31, 2021.

On February 16, 2022, our Board approved a cash dividend of $0.31 per share of common stock issued and outstanding to the holders of record as of March 15, 2022. Cash dividends of $49.4 million and $47.1 million were paid during the three months ended March 31, 2022 and 2021 and recorded as a reduction to retained earnings, respectively.

Share Repurchase Program

We have authorized repurchases of up to $5,600.0 million of our common stock through our Repurchase Program, inclusive of the $1,000.0 million authorization approved by our Board on February 16, 2022. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $4,567.5 million. As of March 31, 2022, we had $1,032.5 million available to repurchase shares through our Repurchase Program. We have no obligation to repurchase stock under this program and intend to use this authorization as a means of offsetting dilution from the issuance of shares under our 2021 Equity Incentive Plan (the "2021 Incentive Plan"), our 2013 Equity Incentive Plan (the "2013 Incentive Plan"), our 2009 Equity Incentive Plan (the "2009 Incentive Plan"), our sharesave plan ("U.K. Sharesave Plan"), and our employee stock purchase plan ("ESPP") while providing flexibility to repurchase additional shares if warranted. This authorization has no expiration date and may be increased, reduced, suspended, or terminated at any time. Shares that are repurchased under our Repurchase Program will be recorded as treasury stock and will be available for future issuance.

In December 2021, we entered into an Accelerated Share Repurchase ("ASR") agreement to repurchase shares of our common stock for an aggregate purchase price of $100.0 million with Citibank, N.A. The ASR agreement is accounted for as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. Upon payment of the aggregate purchase price on January 4, 2022, we received an aggregate delivery of 360,913 shares of our common stock. Upon the final settlement of the ASR agreement in February 2022, we received an additional 141,766 shares, respectively, as determined by the volume weighted average share price of our common stock of $198.93 during the term of the ASR agreement. The aggregate purchase price was recorded as a reduction to stockholders' equity in our condensed consolidated statements of changes in stockholders' equity for the three months ended March 31, 2022. These repurchases of 502,679 shares for the three months ended March 31, 2022 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

During the three months ended March 31, 2022, we repurchased 3,052,561 shares of common stock with an aggregate value of $571.3 million as part of the Repurchase Program, inclusive of the ASR, at a weighted average price of $187.17 per share. We utilized cash from operations and borrowings from our Credit Facility to fund these repurchases.

Treasury Stock

As of March 31, 2022, our treasury stock consisted of 385,133,882 shares of common stock, carried at cost. During the three months ended March 31, 2022, we transferred 270,078 shares of common stock from the treasury shares at a weighted average treasury stock price of $12.83 per share.

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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator used in basic and diluted EPS:
Net income attributable to Verisk	$505.7	$168.6
Denominator:
Weighted average number of common shares used in basic EPS	160,680,955	162,641,819
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	957,662	1,794,898
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	161,638,617	164,436,717

The potential shares of common stock that were excluded from diluted EPS were 1,405,680 and 946,563 for the three months ended  March 31, 2022 and 2021, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses as of March 31, 2022 and December 31, 2021:

	2022	2021
Foreign currency translation adjustment	$(409.0)	$(338.0)
Pension and postretirement adjustment, net of tax	(56.0)	(56.6)
Accumulated other comprehensive losses	$(465.0)	$(394.6)

The before tax and after tax amounts of other comprehensive (loss) income for the three months ended March 31, 2022 and 2021 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended March 31, 2022
Foreign currency translation adjustment attributable to Verisk	$(71.0)	$—	$(71.0)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.6)	—	(0.6)
Foreign currency translation adjustment	(71.6)	—	(71.6)
Pension and postretirement adjustment before reclassifications	1.3	(0.2)	1.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(0.7)	0.2	(0.5)
Pension and postretirement adjustment	0.6	—	0.6
Total other comprehensive loss	$(71.0)	$—	$(71.0)
For the Three Months Ended March 31, 2021
Foreign currency translation adjustment	$8.7	$—	$8.7
Pension and postretirement adjustment before reclassifications	2.1	(0.5)	1.6
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.1)	0.3	(0.8)
Pension and postretirement adjustment	1.0	(0.2)	0.8
Total other comprehensive income	$9.7	$(0.2)	$9.5

_______________

(1)

These accumulated other comprehensive loss components, before tax, are included under "Cost of revenues" and "Selling, general and administrative" in our accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 13. Pension and Postretirement Benefits for additional details).

12. Equity Compensation Plans:

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan, our 2013 Incentive Plan, or our 2009 Incentive Plan. Awards under our 2021 Incentive Plan  may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of March 31, 2022, there were 13,802,358 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the three months ended  March 31, 2022 and 2021 was $15.8 million and $7.6 million, respectively.

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

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021, 2013, and 2009 Incentive Plans as of December 31, 2021 and March 31, 2022 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share
			(in millions)
Outstanding at December 31, 2021	5,067,098	$115.73	$572.6	351,504	$161.33	163,123		$192.99
Granted	608,598	$198.15		147,218	$196.02	74,887		$201.27
Dividend reinvestment	—	$—		—	$—	302		N/A
Exercised or lapsed	(164,742)	$100.50	$16.2	(74,494)	$174.22	(52,256)		$173.59
Canceled, expired or forfeited	(35,641)	$166.26		(6,464)	$166.22	—
Outstanding at March 31, 2022	5,475,313	$124.11	$495.6	417,764	$171.18	186,056		$201.78
Exercisable at March 31, 2022	3,448,475	$99.55	$396.9
Exercisable at December 31, 2021	3,173,592	$89.14	$443.0
Nonvested at March 31, 2022	2,026,838			417,764		186,056
Expected to vest at March 31, 2022	1,748,384			363,686		88,916	(1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the three months ended March 31, 2022 and 2021:

	2022	2021
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	25.27%	23.60%
Risk-free interest rate	1.43%	0.37%
Expected term in years	4.2	4.3
Dividend yield	0.60%	0.63%
Weighted average grant date fair value per stock option	$42.18	$36.09

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

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of our common stock as of the reporting date. Excess tax benefits from exercised stock options were recorded as income tax benefit in our condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 6.2 years and 5.0 years for the outstanding and exercisable stock options, respectively, as of March 31, 2022.

For the three months ended March 31, 2022, there was $138.3 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.7 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the three months ended March 31, 2022 and 2021, we granted no stock options under our U.K. Sharesave Plan. As of March 31, 2022, there were 452,085 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

Our ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount of its fair market value at the time of purchase. During the three months ended March 31, 2022 and 2021, we issued 7,734 and 10,137 shares of common stock at a weighted discounted price of $204.38 and $167.84 for the ESPP, respectively. As of  March 31, 2022, there were 1,218,558 shares of common stock reserved and available for future issuance under our ESPP.

13. Pension and Postretirement Benefits:

We maintain a frozen qualified defined benefit pension plan for certain employees through membership in our Pension Plan for Insurance Organizations (the "Pension Plan"), a multiple-employer trust. We also apply a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on the interest earned on the previous year-end cash balance. We also have a frozen non-qualified supplemental cash balance plan ("SERP") for certain employees. The SERP is funded from our general assets. During the first quarter of 2022, we changed the investment guidelines on our Pension Plan assets to target an investment allocation of 45% to equity securities and 55% to debt securities from our previous target allocation of 50% to equity securities and 50% to debt securities as of December 31, 2021. We also provide certain healthcare and life insurance benefits to certain qualifying active and retired employees. Our Postretirement Health and Life Insurance Plan (the "Postretirement Plan"), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage.

The components of net periodic (benefit) cost for the three months ended March 31, 2022 and 2021 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended March 31,
	2022	2021	2022	2021
Interest cost	$2.8	$2.8	$0.1	$—
Expected return on plan assets	(8.2)	(8.2)	(0.1)	(0.1)
Amortization of prior service cost	0.1	—	—	—
Amortization of net actuarial loss	0.5	1.0	0.1	0.1
Net periodic (benefit) cost	$(4.8)	$(4.4)	$0.1	$—
Employer contributions (refunds), net	$0.2	$0.2	$0.3	$(0.4)

The expected contributions to the Pension Plan, SERP, and Postretirement Plan for the year ending  December 31, 2022 are consistent with the amounts previously disclosed as of December 31, 2021.

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

Energy and Specialized Markets: We are a leading provider of data analytics via hosted platform for the global energy, chemicals, and metals and mining industries. Our research and consulting solutions focus on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support. We gather and manage proprietary information, insight, and analysis on oil and gas fields, mines, refineries, and other assets across the interconnected global energy sectors to advise customers in making asset investment and portfolio allocation decisions. Our analytical tools measure and observe environmental properties and translate those measurements into actionable information based on customer needs. In addition, we provide market and cost intelligence to energy companies to optimize financial results. In the first quarter of 2022, the sale of our environmental health and safety business was completed. See Note 7. Disposition and Business Held for Sale for further discussion.

Financial Services: We maintain a bank account consortia to provide competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services that help financial institutions, payment networks and processors, alternative lenders, regulators, and merchants make better strategy, marketing, and risk decisions. Customers apply our solutions in the areas of tailored data management and media effectiveness that include business intelligence platforms, profile views, mobile data solutions, enterprise database services, and fraud risk scoring algorithms for marketing, fraud, and risk mitigation. In addition, our bankruptcy management solutions assist creditors, debt servicing businesses, and credit services to enhance regulatory compliance by eliminating stay violation and portfolio valuation risk. In the first quarter of 2022, our financial services business qualified as assets held for sale. We assessed the sale against the guidance in ASC 205-20-55 to determine if we should classify the sale of our Financial Services reporting unit as a discontinued operation. Taking the guidance into account, we ultimately did not classify the sale of the reporting unit as a discontinued operation as we believe its total revenues and assets did not comprise of a large enough portion of our overall revenues and assets to represent a strategic shift that has or will have a major effect on our operations and financial results.

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

The following tables provide our revenue and EBITDA by reportable segment for the three months ended March 31, 2022 and 2021, and the reconciliation of EBITDA to income before income taxes as shown in our accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	March 31, 2022				March 31, 2021
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$586.4	$154.3	$34.8	$775.5	$535.6	$156.2	$34.3	$726.1
Expenses:
Cost of revenues (exclusive of items shown separately below)	(193.8)	(65.1)	(21.6)	(280.5)	(173.2)	(65.0)	(24.2)	(262.4)
Selling, general and administrative	(90.0)	(38.0)	(7.3)	(135.3)	(74.7)	(37.9)	(7.2)	(119.8)
Other operating income (loss)	—	450.8	(73.7)	377.1	—	—	—	—
Investment (loss) income and others, net	(0.3)	(0.1)	—	(0.4)	1.3	0.4	—	1.7
EBITDA	$302.3	$501.9	$(67.8)	736.4	$289.0	$53.7	$2.9	345.6
Depreciation and amortization of fixed assets				(49.6)				(48.5)
Amortization of intangible assets				(44.6)				(45.0)
Interest expense				(31.3)				(35.4)
Income before income taxes				$610.9				$216.7

Long-lived assets by country are provided below:

	March 31, 2022	December 31, 2021
Long-lived assets:
U.S.	$3,626.6	$3,527.6
U.K.	2,634.1	2,754.0
Other countries	778.9	623.9
Total long-lived assets	$7,039.6	$6,905.5

15. Related Parties:

We consider our stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. For the three months ended March 31, 2022 and 2021, we had no material transactions with related parties owning more than 5.0% of the entire class of stock.

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

Jornaya Litigation

On December 10, 2020, we were served with a putative class action lawsuit brought by Erica Jackson in the Court of Common Pleas of Lackawanna County, Pennsylvania against Lead Intelligence, Inc. d/b/a Jornaya ("we" or "us"), Case No. 2020 CV 03695. The class complaint alleges that we violated Pennsylvania’s Wiretap Act ("PWA"), 18 Pa. Const. Stat. § 5701 et seq. by "wiretapping" and "intercepting" the plaintiff’s communications on the website colleges.educationgrant.com. The plaintiff alleges a class of all persons whose electronic communications were intercepted through the use of our wiretapping on the website. The complaint claims damages pursuant to the PWA for actual damages, but not less than liquidated damages computed at the rate of $100 a day for each day of violation, or $1,000, whichever is higher, punitive damages, and reasonable attorney's fees and other litigation costs. On February 16, 2021, we filed preliminary objections to the plaintiff’s complaint, the plaintiff opposed, and the Court ultimately denied our preliminary objections. We subsequently filed a petition to compel arbitration and a motion to stay this action pending the completion of the parties’ arbitration proceedings. On September 30, 2021, the court denied our motions and directed the parties to proceed with discovery. On October 8, 2021, we filed a Notice of Appeal to seek review of the lower court’s decision with the Pennsylvania appellate court system, and filed our opening appellate brief on or about March 3, 2022. At this time, it is not possible to reasonably estimate the liability related to this matter.

Financial Services Government Inquiry

We continue to cooperate with an inquiry originating from the civil division of the United States Attorney’s Office for the Eastern District of Virginia related to government contracts within our Financial Services segment. In addition, in March 2022, we were informed that the SEC is conducting an inquiry related to certain of the same government contracts of our Financial Services segment. These inquiries are ongoing, we have voluntarily produced documents, and we cannot anticipate the timing, outcome or possible impact of the inquiry, financial or otherwise.

Breach of Contract Litigation

On April 2, 2021, Leica Geosystems ("Leica") and its subsidiary, Intergraph Corporation filed a lawsuit against Verisk Analytics and Geomni, Inc. ("we" "our" or "us") in the Circuit Court of Madison County, Alabama, titled Leica Geosystems AG, et al. v. Geomni, Inc., Verisk Analytics, Inc., Vexcel Imaging, Inc., et al. Co-Defendant, Vexcel Imaging, through its subsidiary, GV Air, is alleged to have breached a master lease agreement related to Leica’s aerial sensor units. The complaint further alleges breach of a license agreement for royalties earned from the sale of aerial imagery data, and breach of a mutual nondisclosure agreement related to the alleged disclosure of confidential information to co-defendant, Vexcel Imaging. Leica seeks compensatory and punitive damages, as well as attorney’s fees and costs. We filed a motion to dismiss the Plaintiffs’ claims and the hearing took place on January 7, 2022. The court denied our motion and we subsequently filed a petition for a writ of mandamus with the Supreme Court of Alabama. At this time, it is not possible to reasonably estimate the liability related to this matter.

Wood Mackenzie Litigation

On August 10, 2021, S&P Global Inc. d/b/a Platts filed a lawsuit against Wood Mackenzie (“we,” “us,” or “our”) in the United States District Court for the Southern District of New York, titled S&P Global Inc. d/b/a Platts v. Wood Mackenzie Ltd., Civil Action No. 21-cv-6739. The Complaint alleges that our use of Platts’ data exceeded the scope of the applicable licensing agreement between the two parties. Platts seeks to recover actual damages as a result of the alleged breach of the agreement, attorney’s fees and costs, as well as injunctive relief requiring Wood Mackenzie to cease all use of its proprietary data. On March 21, 2022, the parties settled this lawsuit, and Platts filed a voluntary dismissal with prejudice with the court on April 13, 2022.

Data Privacy Litigation

On December 15, 2021, Plaintiff Jillian Cantinieri brought a putative class action against Verisk Analytics, Insurance Services Office and ISO Claims Services, Inc. (“we,” “our,” or “us”) in the United States District Court for the Eastern District of New York, titled Cantinieri v. Verisk Analytics Inc., et al., Civil Action No. 2:21-cv-6911. The Complaint alleges that we failed to safeguard the personally identifiable information (PII) of Plaintiff and the members of the proposed classes from a purported breach of our databases by unauthorized entities. Plaintiff and class members allege actual and imminent injuries, including theft of their PII, fraudulent activity on their financial accounts, lowered credit scores, and costs associated with detection and prevention of identity theft and fraud. They seek to recover compensatory, statutory and punitive damages, disgorgement of earnings and profits, and attorney’s fees and costs. We filed our motion to dismiss Plaintiff’s claims on April 22, 2022. At this time, it is not possible to reasonably estimate the liability related to this matter.

LCI Litigation1

On December 30, 2021, Plaintiff William Norman Brooks filed a consumer class action lawsuit against Lundquist Consulting, Inc. (“LCI,” “us,” “we,” or “our”) in California Superior Court, San Matteo County, titled Brooks v. Lundquist Consulting, Inc., Case No. 21-CIV-06824. Plaintiff alleges violations of the Fair Credit Reporting Act, the California Consumer Credit Reporting Agencies Act, and California Unfair Competition Law, and Defamation. LCI has not yet been served with the Complaint. Plaintiff claims that LCI inaccurately reported Mr. Brooks as bankrupt, and that this caused emotional harm and harmed his credit standing, credit score and reputation. Plaintiff alleges that LCI’s statements about his (and other class members’) bankruptcies to third parties amounted to defamation. It is also alleged that LCI did not provide Plaintiff and others an opportunity to review and dispute any accuracies in the information sold by LCI about them and did not disclose their consumer credit files when asked. Plaintiff seeks to certify Nationwide Inaccuracy and Failure to Disclose Classes, as well as California Inaccuracy and Failure to Disclose Subclasses. He also seeks to recover actual and punitive damages, restitution of funds suspended and the value of credit privileges revoked or terminated, injunctive relief ordering LCI to rectify the credit reporting errors and change its procedures for attributing bankruptcy information, and reasonable attorney’s fees and costs. The case was removed to the Northern District of California federal court, San Francisco Division, on March 25, 2022, and LCI’s response to the Complaint will be filed on or before May 2, 2022. At this time, it is not possible to reasonably estimate the liability related to this matter.

[1] As of April 8, 2022, the closing date of the sale of Verisk Financial Services, including LCI, to TransUnion, TransUnion assumed the defense of this litigation.

17. Subsequent Events:

In March 2022, we entered into an additional ASR agreement with Morgan Stanley Bank, N.A. to repurchase shares of our common stock for an aggregate purchase price of $325.0 million. Upon payment of the aggregate purchase price on April 1, 2022, we received an initial delivery of 1,211,387 shares of our common stock at a price of $214.63 per share, representing approximately $260.0 million of the aggregate purchase price. Upon the final settlement of the ASR agreement in June 2022, we may be entitled to receive additional shares of our common stock or, under certain limited circumstances, be required to deliver shares to the counter-party. See Note 11. Stockholders' Equity for further discussion.

**************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K ("2021 10-K") dated and filed with the Securities and Exchange Commission on February 22, 2022. This discussion contains forward-looking statements that involve risks and uncertainties, including the impact of the 2019 novel coronavirus pandemic ("COVID-19"). Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under "Risk Factors" and "Special Note Regarding Forward Looking Statements" in our 2021 10-K and those listed under Item 1A in Part II of this quarterly report on Form 10-Q.

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

We organize our business in three segments: Insurance, Energy and Specialized Markets, and Financial Services. Our Insurance segment provides underwriting and rating, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 76% and 74% of our revenues for the three months ended March 31, 2022 and March 31, 2021, respectively. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. Our Energy and Specialized Markets segment's revenues represented approximately 20% and 21% of our revenues for the three months ended March 31, 2022 and March 31, 2021, respectively. Our Financial Services segment provides competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators, and merchants. Our Financial Services segment's revenues represented approximately 4% and 5% of our revenues for the three months ended March 31, 2022 and March 31, 2021, respectively. In the first quarter of 2022, we entered into a stock purchase agreement to sell our Financial Services segment, to TransUnion. As a result of this sale, we will be changing from three to two operating segments starting in the second quarter of 2022. For more information please refer to Note 7. Disposition and Business Held for Sale.

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

 Approximately 82% and 81% of the revenues in our Insurance segment for the three months ended March 31, 2022 and 2021 were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 83% of the revenues in our Energy and Specialized Markets segment for the three months ended March 31, 2022 and 2021 were derived from hosted subscriptions with long-term agreements for our solutions. Our customers in this segment include most of the top 10 global energy providers. Approximately 85% and 86% of the revenues in our Financial Services segment for the three months ended March 31, 2022 and 2021 were derived from subscriptions with long-term agreements for our solutions, respectively. Our customers in this segment include financial institutions, payment networks and processors, alternative lenders, regulators, merchants, and the top 30 credit card issuers in North America, the United Kingdom, and Australia.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the three months ended March 31, 2022 and 2021, approximately 18% of our consolidated revenues were derived from providing transactional and advisory/consulting solutions.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 59% and 60% of our total operating expenses (excluding the gain on the sale of our environmental health and safety business and long-lived asset impairment loss associated with our Financial Services segment) for the three months ended March 31, 2022 and 2021, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended
	March 31,		Percentage
	2022	2021	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$586.4	$535.6	9.5%
Energy and Specialized Markets	154.3	156.2	(1.2)%
Financial Services	34.8	34.3	1.6%
Revenues	775.5	726.1	6.8%
Operating expenses (income):
Cost of revenues (exclusive of items shown separately below)	280.5	262.4	6.9%
Selling, general and administrative	135.3	119.8	12.9%
Depreciation and amortization of fixed assets	49.6	48.5	2.3%
Amortization of intangible assets	44.6	45.0	(0.9)%
Other operating income	(377.1)	—	N/A
Total operating expenses, net	132.9	475.7	(72.1)%
Operating income	642.6	250.4	156.6%
Other income (expense):
Investment (loss) income	(0.4)	1.7	(124.4)%
Interest expense	(31.3)	(35.4)	(11.9)%
Total other expense, net	(31.7)	(33.7)	(6.1)%
Income before income taxes	610.9	216.7	182.0%
Provision for income taxes	(105.1)	(48.7)	115.8%
Net income	505.8	168.0	201.2%
Less: Net (income) loss attributable to noncontrolling interests	(0.1)	0.6	(122.0)%
Net income attributable to Verisk	$505.7	$168.6	199.9%
Basic net income per share attributable to Verisk:	$3.15	$1.04	202.9%
Diluted net income per share attributable to Verisk:	$3.13	$1.03	203.9%
Cash dividends declared per share (1):	$0.31	$0.29	6.9%
Weighted average shares outstanding:
Basic	160,680,955	162,641,819	(1.2)%
Diluted	161,638,617	164,436,717	(1.7)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA:
Insurance	$302.3	$289.0	4.6%
Energy and Specialized Markets	501.9	53.7	834.1%
Financial Services	(67.8)	2.9	(2,478.0)%
EBITDA(2)	$736.4	$345.6	113.1%
The following is a reconciliation of net income to EBITDA:
Net income	$505.8	$168.0	201.2%
Depreciation and amortization of fixed assets and intangible assets	94.2	93.5	0.8%
Interest expense	31.3	35.4	(11.9)%
Provision for income taxes	105.1	48.7	115.8%
EBITDA	$736.4	$345.6	113.1%

(1)

Cash dividends declared per share is calculated by the aggregate cash dividends declared in a fiscal quarter divided by the shares issued and outstanding. See Note 11. of our consolidated financial statements included in this interim report on Form 10-Q.

(2)

EBITDA is a financial measure that management uses to evaluate the performance of our segments. "EBITDA" is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. See Note 14. of our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

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

Consolidated Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

Revenues were $775.5 million for the three months ended March 31, 2022 compared to $726.1 million for the three months ended March 31, 2021, an increase of $49.4 million or 6.8%. Our recent acquisitions (Whitespace Software Limited, Ignite Software Systems Limited, Data Driven Safety, LLC, Infutor Data Solutions, LLC, and Opta Information Intelligence Corp. within the underwriting & rating category of the Insurance segment, ACTINEO GmbH within the claims category of the Insurance segment, and Roskill Holdings Limited within the Energy and Specialized Markets segment), business held for sale (Verisk Financial Services within the Financial Services segment), and disposition (environmental health and safety business within the Energy & Specialized Markets segment) contributed net revenues of $16.8 million. The remaining movement in our consolidated revenue increased $32.6 million or 4.9% related to the following: revenues within our Insurance segment increased $31.6 million or 5.9%; and revenues within our Energy and Specialized Markets segment increased $1.0 million or 0.7%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	Three Months Ended March 31,		Percentage	Percentage change excluding
	2022	2021	change	recent acquisitions, business held for sale, and disposition
	(in millions)
Insurance	$586.4	$535.6	9.5%	5.9%
Energy and Specialized Markets	154.3	156.2	(1.2)%	0.7%
Financial Services	34.8	34.3	1.6%	—%
Total Revenues	$775.5	$726.1	6.8%	4.9%

Cost of Revenues

Cost of revenues was $280.5 million for the three months ended March 31, 2022 compared to $262.4 million for the three months ended March 31, 2021, an increase of $18.1 million or 6.9%. Our recent acquisitions, business held for sale, and disposition accounted for an increase of $5.2 million in cost of revenues. The remaining cost of revenues increased $12.9 million or 5.7% primarily due to increases of salaries and employee benefits of $7.8 million, information technology expenses of $5.6 million, travel expenses of $1.0 million, and professional consulting costs of $0.5 million; offset by decreases in data costs of $1.4 million and other operating costs of $0.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $135.3 million for the three months ended March 31, 2022 compared to $119.8 million for the three months ended March 31, 2021, an increase of $15.5 million or 12.9%. Our recent acquisitions, business held for sale, and disposition accounted for an increase of $10.0 million in SGA primarily related to salaries and employee benefits. The remaining SGA increase of $5.5 million or 5.0% was primarily due to increases in professional consulting costs of $5.5 million, travel expenses of $0.8 million, and information technology expenses of $0.6 million; offset by decreases in salaries and employee benefits of $0.3 million and other operating costs of $1.1 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $49.6 million for the three months ended March 31, 2022 compared to $48.5 million for the three months ended March 31, 2021, an increase of $1.1 million or 2.3%.

Amortization of Intangible Assets

Amortization of intangible assets was $44.6 million for the three months ended March 31, 2022 compared to $45.0 million for the three months ended March 31, 2021, a decrease of $0.4 million or 0.9%. The decrease was primarily driven by intangible assets that were fully amortized for the three months ended March 31, 2022, partially offset by additional amortization of intangible assets incurred in connection with our recent acquisitions.

Other Operating Income, net

Other operating income was $377.1 million for the three months ended March 31, 2022 compared to $0.0 million for the three months ended March 31, 2021. The increase was primarily driven by the gain from the sale of our environmental health and safety business, partially offset by the long-lived asset impairment related to our Financial Services segment.

Investment (Loss) Income

Investment loss (income) was a loss of $0.4 million for the three months ended March 31, 2022 compared to a gain of $1.7 million for the three months ended March 31, 2021. The decrease was primarily due to impact on foreign currencies.

Interest Expense

Interest expense was $31.3 million for the three months ended March 31, 2022 compared to $35.4 million for the three months ended March 31, 2021, a decrease of $4.2 million or 11.9%. The decrease was primarily due to the maturity of our 5.800% senior notes in the second quarter of the prior year.

Provision for Income Taxes

The provision for income taxes was $105.1 million for the three months ended March 31, 2022 compared to $48.7 million for the three months ended March 31, 2021, an increase of $56.4 million or 115.8%. The effective tax rate was 17.2% for the three months ended March 31, 2022 compared to 22.5% for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 was lower than the effective tax rate for the three months ended March 31, 2021 primarily due to a tax rate benefit in connection with the sale of our environmental health and safety business for which a benefit was recognized for the difference between book and tax basis of our investment. This benefit was partially offset by the impact of lower tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local taxes.

Net Income Margin

The net income margin was 65.2% for the three months ended March 31, 2022 compared to 23.1% for the three months ended March 31, 2021. The increase in net income margin was primarily driven by the gain from the sale of our environmental health and safety business.

EBITDA Margin

The EBITDA margin for our consolidated results was 95.0% for the three months ended March 31, 2022 compared to 47.6% for the three months ended March 31, 2021. The increase in EBITDA margin was primarily driven by the gain from the sale of our environmental health and safety business, which positively impacted our margin by 58.2%.

Results of Operations by Segment

Insurance

Revenues

Revenues for our Insurance segment were $586.4 million for the three months ended March 31, 2022 compared to $535.6 million for the three months ended March 31, 2021, an increase of $50.8 million or 9.5%. Our underwriting & rating revenue increased $38.9 million or 10.3%. Our claims revenue increased $11.9 million or 7.5%.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage	Percentage change excluding
	2022	2021	change	recent acquisitions
	(in millions)
Underwriting & rating	$416.0	$377.1	10.3%	6.2%
Claims	170.4	158.5	7.5%	5.2%
Total Insurance	$586.4	$535.6	9.5%	5.9%

Our recent acquisitions (Whitespace Software Limited, Ignite Software Systems Limited, Data Driven Safety, LLC, ACTINEO GmbH, Infutor Data Solutions, LLC, and Opta Information Intelligence Corp.) contributed revenues of $19.2 million and the remaining Insurance revenue increased $31.6 million or 5.9%. Our underwriting & rating revenue increased $23.4 million or 6.2%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers in commercial and personal lines. In addition, extreme event solutions and our life solutions contributed to the growth. Our claims revenue increased $8.2 million or 5.2%, primarily due to growth in our claims analytics revenue and property estimating solutions.

Cost of Revenues

Cost of revenues for our Insurance segment was $193.8 million for the three months ended March 31, 2022 compared to $173.2 million for the three months ended March 31, 2021, an increase of $20.6 million or 11.9%. Our recent acquisitions within the Insurance segment represented an increase of $9.4 million in cost of revenues. The remaining cost of revenues increased $11.2 million or 6.5% primarily due to increases in salaries and employee benefits of $7.6 million, information technology expenses of $5.1 million, and travel expenses of $0.7 million. These increases were partially offset by decreases in data costs of $1.1 million, professional consulting costs of $0.2 million, and other operating costs of $0.9 million. The increase in salaries and employee benefits was primarily due to a pause in our employee hiring activities in the prior year's period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Insurance segment were $90.0 million for the three months ended March 31, 2022 compared to $74.7 million for the three months ended March 31, 2021, an increase of $15.3 million or 20.5%. Our recent acquisitions accounted for an increase of $11.5 million, which was primarily related to salaries and employee benefits. The remaining SGA increase of $3.8 million or 4.9% was primarily due to increases in professional consulting costs of $4.5 million, travel expenses of $0.7 million, and information technology expenses of $0.5 million. These increases were partially offset by decreases in salaries and employee benefits of $1.6 million and other operating costs of $0.3 million.

Investment (Loss) Income

 Investment (loss) income was a loss of $0.3 million for the three months ended March 31, 2022 compared to a gain of $1.3 million for the three months ended March 31, 2021. This was primarily due to the impact of foreign currencies.

EBITDA Margin

EBITDA for our Insurance segment was $302.3 million for the three months ended March 31, 2022 compared to $289.0 million for the three months ended March 31, 2021. The EBITDA margin for our Insurance segment was 51.5% for the three months ended March 31, 2022 compared to 54.0% for the three months ended March 31, 2021. The decrease in EBITDA margin was primarily due to a pause in our employee hiring process in the prior year's period as a result of COVID-19.

Energy and Specialized Markets

Revenues

Revenues for our Energy and Specialized Markets segment were $154.3 million for the three months ended March 31, 2022 compared to $156.2 million for the three months ended March 31, 2021, a decrease of $1.9 million or 1.2%. Our recent acquisition, Roskill Holdings Limited, and disposition, environmental health and safety business, within this segment contributed a decrease in revenues of $2.9 million. The remaining increase in Energy and Specialized Markets revenue of $1.0 million or 0.7% was primarily due to increases in our subscription and consulting revenue, mitigated by the suspension of all commercial operations in Russia which negatively impacted revenue by approximately $2.9 million.

Cost of Revenues

Cost of revenues for our Energy and Specialized Markets segment was $65.1 million for the three months ended March 31, 2022 compared to $65.0 million for the three months ended March 31, 2021, an increase of $0.1 million or 0.1%. Our recent acquisition, Roskill Holdings Limited, and disposition, environmental health and safety business, accounted for a decrease of $1.6 million. The remaining increase in cost of revenues of $1.7 million or 3.2% was primarily due to increases in professional consulting costs of $0.7 million, information technology expenses of $0.5 million, travel expenses of $0.3 million, salaries and employee benefits of $0.2 million, and other operating costs of $0.3 million. These increases were partially offset by a decrease in data costs of $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Energy and Specialized Markets segment were $38.0 million for the three months ended March 31, 2022 compared to $37.9 million for the three months ended March 31, 2021, an increase of $0.1 million or 0.1%. Our recent acquisition, Roskill Holdings Limited, and disposition, environmental health and safety business, accounted for a decrease of $1.6 million primarily related to salaries and employee benefits. The remaining increase in SGA of $1.7 million or 5.0% was primarily due to increases in salaries and employee benefits of $1.3 million, professional consulting costs of $1.0 million, information technology expenses of $0.1 million, and travel expenses of $0.1 million. These increases were partially offset by a decrease in other operating costs of $0.8 million.

Other Operating Income

                      Other operating income was  $450.8  million for the three months ended March 31, 2022 compared to $0.0  million for the three months ended March 31, 2021 . The increase was primarily driven by the gain from the sale of our environmental health and safety business.

Investment (Loss) Income

Investment (loss) income was a loss of $0.1 million for the three months ended March 31, 2022 compared to a gain of $0.4 million for the three months ended March 31, 2021. This was primarily due to the impact on foreign currencies.

EBITDA Margin

EBITDA for our Energy and Specialized Markets segment was $501.9 million for the three months ended March 31, 2022 compared to $53.7 million for the three months ended March 31, 2021. The EBITDA margin for our Energy and Specialized Markets segment was 325.3% for the three months ended March 31, 2022 compared to 34.4% for the three months ended March 31, 2021. The increase in EBITDA margin was primarily driven by the gain from the sale of our environmental health and safety business, which positively impacted our margin by 292.2%.

Financial Services

Revenues

Revenues for our Financial Services segment were $34.8 million for the three months ended March 31, 2022 compared to $34.3 million for the three months ended March 31, 2021, an increase of $0.5 million or 1.6%, primarily due to portfolio management and spend informed analytics, offset by lower bankruptcy volumes.

Cost of Revenues

Cost of revenues for our Financial Services segment was $21.6 million for the three months ended March 31, 2022 compared to $24.2 million for the three months ended March 31, 2021, a decrease of $2.6 million or 10.8%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Financial Services segment were $7.3 million for the three months ended March 31, 2022 compared to $7.2 million for the three months ended March 31, 2021, an increase of $0.1 million or 1.7%.

Other Operating Loss

Other operating loss was $73.7 million for the three months ended March 31, 2022 compared to $0.0 million for the three months ended March 31, 2021. The variance was primarily related to the long-lived asset impairment loss that was recorded in the current period.

EBITDA Margin

EBITDA for our Financial Services segment was a loss of $67.8 million for the three months ended March 31, 2022 compared to $2.9 million for the three months ended March 31, 2021. The EBITDA margin for our Financial Services segment was -194.9% for the three months ended March 31, 2022 compared to 8.3% for the three months ended March 31, 2021. The decrease in EBITDA margin was primarily related to the long-lived asset impairment loss that was recorded in the current period, which negatively impacted our margin by 211.7%.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents, excluding cash and cash equivalents classified within current assets held for sale, and available-for-sale securities of $402.5 million and $285.3 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2022 and 2021, we repurchased $571.3 million and $100.0 million, respectively, of our common stock. For the three months ended March 31, 2022 and 2021, we also paid dividends of $49.4 million and $47.1 million, respectively.

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

Financing and Financing Capacity

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $3,635.0 million and $3,310.0 million at March 31, 2022 and December 31, 2021, respectively, and we were in compliance with our financial and other debt covenants.

We have a Credit Facility with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., First Commercial Bank, Ltd., Los Angeles Branch, TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the Repurchase Program. As of March 31, 2022, we were in compliance with all financial and other debt covenants under the Credit Facility.

As of March 31, 2022 and December 31, 2021, the available capacity under the Credit Facility was $185.4 million and $384.9 million, net of the letters of credit of $4.6 million and $5.1 million, respectively. We had $810.0 million and $610.0 million in borrowings outstanding under the Credit Facility as of March 31, 2022 and December 31, 2021, respectively. Subsequent to March 31, 2022, we made repayments of $150.0 million under the Credit Facility.

On March 11, 2022, we entered into a $125.0 million Bilateral Term Loan Agreement (the "Term Loan") with Bank of America, N.A. The Term Loan carries an interest rate of 100bps plus the one month BSBY margin at the time of the original draw and each subsequent roll over period. At each roll over period, we can continue the loan for a period of 1 or 3 months until the agreed maturity date of September 10, 2022. This loan may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program.

We are considering the implications of the transition of LIBOR to alternative reference rate measures that will likely become effective post December 2021 for any new credit facilities or loans established. We believe that there is still some uncertainty over what these rates will be but one possibility for U.S. dollar LIBOR would be the Secured Overnight Financing Rate ("SOFR") or the BSBY. As this decision has not been finalized at the time of amending our Credit Facility agreement, there is no definitive alternative rate proposed in the current contract. We are, however, reviewing the potential impact on the application of this rate on our interest expense once it becomes applicable; we however do not anticipate this change having a material impact on the interest expense charged on any applicable commitments. As our only current contract that is subject to the LIBOR rate is the Credit Facility, the impact will be dependent on what the outstanding borrowing amount is on the Credit Facility and the relevant interest rate that will be contractually applicable. Should we amend our Credit Facility to reflect SOFR or BSBY, based on recent borrowings and applicable SOFR, we do not anticipate such an amendment to have a material impact on the business.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended
	March 31,
	2022	2021	Percentage change
	(in millions)
Net cash provided by operating activities	$399.6	$448.7	(10.9)%
Net cash provided by (used in) investing activities	$26.3	$(73.7)	(135.7)%
Net cash used in financing activities	$(293.6)	$(199.2)	47.4%

Operating Activities

Net cash provided by operating activities was $399.6 million for the three months ended March 31, 2022 compared to $448.7 million for the three months ended March 31, 2021, a decrease of $49.1 million or 10.9%. The decrease is primarily related to a decrease in cash collections as a result of the sale of our environmental health and safety business on March 11, 2022, delayed collections from certain customers from the first quarter of 2022 to the second quarter of 2022 and one-time employee related payments.

Investing Activities

Net cash provided by investing activities of $26.3 million for the three months ended March 31, 2022 was primarily related to the $575.0 million in proceeds from the sale of our environmental health and safety business (3E), partially offset by acquisitions, including escrow funding associated with the acquisitions, of $447.7 million, capital expenditures of $60.0 million, and investments in nonpublic companies of $41.0 million. Net cash used in investing activities of $73.7 million for the three months ended March 31, 2021 was primarily related to capital expenditures of $59.2 million and our purchase of controlling interest in Whitespace Software Limited of $12.8 million.

Financing Activities

Net cash used in financing activities of $293.6 million for the three months ended March 31, 2022 was primarily driven by repurchases of common stock of $571.3 million and dividend payments of $49.4 million, partially offset by proceeds, net of repayments, of debt under our Credit Facility of $200.0 million and proceeds under our term loan facility of $125.0 million. Net cash used in financing activities of $199.2 million for the three months ended March 31, 2021 was primarily driven by repurchases of common stock of $100.0 million, net repayments of our short-term debt of $50.0 million, and dividend payments of $47.1 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 22, 2022.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other postretirement benefits, stock based compensation, income taxes, and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 22, 2022. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the items noted below.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks at March 31, 2022 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 22, 2022.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 16 to our condensed consolidated financial statements for the three months ended March 31, 2022 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors

 For a discussion of the risk factors affecting us, see "Risk Factors" in Part 1, Item 1A of our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 22, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Our board of directors has authorized the Repurchase Program, of up to $5.6 billion, inclusive of the $1,000.0 million authorization approved by the board on February 16, 2022. As of March 31, 2022, we had $1,032.5 million available to repurchase shares. Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. Since the introduction of share repurchase as a feature of our capital management strategies in 2010, we have repurchased shares with an aggregate value of $4,567.5 million. Our share repurchases for the quarter ended March 31, 2022 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
January 1, 2022 through January 31, 2022	360,913	(1)	$221.66	(1)	360,913	$503.8
February 1, 2022 through February 28, 2022	141,766	(1)	$198.93	(1)	141,766	$1,503.8
March 1, 2022 through March 31, 2022	2,549,882		$184.85		2,549,882	$1,032.5
	3,052,561	(1)	$187.17	(1)	3,052,561

(1) In December 2021, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $100.0 million with Citibank, N.A. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $100.0 million in January 2022, we received 360,913 shares of our common stock at a price of $221.66 per share. Upon the final settlement in February 2022, we received an additional 141,766 shares as determined by the daily volume weighted average share price of our common stock during the term of the ASR agreement, bringing the total shares received under this ASR agreement to 502,679 and a final average price paid of $198.93 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Purchase Agreement, dated as of January 21, 2022, by and among Verisk Analytics, Inc., Tamarack Buyer, L.L.C. and, solely for the limited purpose set forth therein, 3E Company Environmental, Ecological and Engineering (incorporated by reference to Exhibit 2.1 of Verisk’s 8-K filed on January 24, 2022)**
10.1	Verisk Analytics, Inc. Senior Executive Severance Benefits Plan (incorporated by reference to Exhibit 10.1 of Verisk’s 8-K filed on April 5, 2022)
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Verisk agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: May 3, 2022	By:	/s/ Lee M. Shavel
Lee M. Shavel
Chief Financial Officer and Group President
(Principal Financial Officer and Duly Authorized Officer)