Form 10-Q
period 2022-09-30
Verisk Analytics, Inc.
filed 2022-11-01
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, there were 156,387,950 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
	(in millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$276.8	$280.3
Accounts receivable, net of allowance for doubtful accounts of $17.7 and $21.3, respectively	458.4	446.3
Prepaid expenses	102.4	102.6
Income taxes receivable	40.4	36.7
Other current assets	40.4	36.7
Total current assets	918.4	902.6
Noncurrent assets:
Fixed assets, net	652.0	658.2
Operating lease right-of-use assets, net	213.5	253.1
Intangible assets, net	1,090.5	1,225.9
Goodwill	3,655.6	4,331.2
Deferred income tax assets	4.2	6.6
Other noncurrent assets	440.4	430.5
Total assets	$6,974.6	$7,808.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$312.2	$320.7
Short-term debt and current portion of long-term debt	1,067.7	971.3
Deferred revenues	560.1	501.0
Operating lease liabilities	35.2	41.2
Income taxes payable	5.1	9.0
Total current liabilities	1,980.3	1,843.2
Noncurrent liabilities:
Long-term debt	2,343.7	2,342.8
Deferred income tax liabilities	384.5	470.5
Operating lease liabilities	217.9	254.7
Other noncurrent liabilities	42.2	54.4
Total liabilities	4,968.6	4,965.6
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 156,842,018 and 161,651,639 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,733.5	2,608.7
Treasury stock, at cost, 387,161,020 and 382,351,399 shares, respectively	(5,814.6)	(4,638.1)
Retained earnings	5,986.1	5,240.4
Accumulated other comprehensive losses	(916.1)	(394.6)
Total Verisk stockholders' equity	1,989.0	2,816.5
Noncontrolling interests	17.0	26.0
Total stockholders’ equity	2,006.0	2,842.5
Total liabilities and stockholders’ equity	$6,974.6	$7,808.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except for share and per share data)
Revenues	$745.3	$759.0	$2,267.1	$2,232.6
Operating expenses (income):
Cost of revenues (exclusive of items shown separately below)	246.7	265.3	773.3	792.6
Selling, general and administrative	125.9	115.1	387.1	346.3
Depreciation and amortization of fixed assets	51.7	52.1	151.1	153.9
Amortization of intangible assets	36.6	37.6	121.0	133.1
Other operating loss (income), net	7.8	—	(353.7)	—
Total operating expenses, net	468.7	470.1	1,078.8	1,425.9
Operating income	276.6	288.9	1,188.3	806.7
Other income (expense):
Investment income	3.1	0.1	7.4	1.3
Interest expense	(34.5)	(29.9)	(97.6)	(96.8)
Total other expense, net	(31.4)	(29.8)	(90.2)	(95.5)
Income before income taxes	245.2	259.1	1,098.1	711.2
Provision for income taxes	(55.7)	(54.2)	(205.0)	(186.7)
Net income	189.5	204.9	893.1	524.5
Less: Net income attributable to noncontrolling interests	(0.1)	(3.2)	(0.3)	(0.2)
Net income attributable to Verisk	$189.4	$201.7	$892.8	$524.3
Basic net income per share attributable to Verisk	$1.21	$1.25	$5.63	$3.24
Diluted net income per share attributable to Verisk	$1.20	$1.24	$5.59	$3.21
Weighted-average shares outstanding:
Basic	156,940,608	161,366,544	158,531,439	162,005,382
Diluted	157,978,606	162,792,791	159,580,262	163,425,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$189.5	$204.9	$893.1	$524.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(234.2)	(80.4)	(525.5)	(55.2)
Pension and postretirement liability adjustment	0.3	0.7	1.3	2.3
Total other comprehensive loss	(233.9)	(79.7)	(524.2)	(52.9)
Comprehensive (loss) income	(44.4)	125.2	368.9	471.6
Less: Comprehensive (loss) income attributable to noncontrolling interests	1.2	(2.7)	2.5	0.4
Comprehensive (loss) income attributable to Verisk	$(43.2)	$122.5	$371.4	$472.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended September 30, 2022 and 2021

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, July 1, 2022	544,003,038	$0.1	$2,707.1	$(5,517.4)	$5,845.5	$(683.4)	$2,351.9	$18.1	$2,370.0
Net income	—	—	—	—	189.4	—	189.4	0.1	189.5
Other comprehensive loss	—	—	—	—	—	(232.2)	(232.2)	(1.2)	(233.4)
Investment in noncontrolling interests	—	—	0.5	—	—	(0.5)	—	—	—
Common stock dividend (1)	—	—	—	—	(48.8)	—	(48.8)	—	(48.8)
Treasury stock acquired (1,603,586 shares)	—	—	—	(300.0)	—	—	(300.0)	—	(300.0)
Stock options exercised (171,481 shares transferred from treasury stock)	—	—	13.9	2.6	—	—	16.5	—	16.5
Restricted stock lapsed (3,061 shares transferred from treasury stock)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	11.3	—	—	—	11.3	—	11.3
Net share settlement from restricted stock awards (2,747 shares withheld for tax settlement)	—	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Other stock issuances (13,964 shares transferred from treasury stock)	—	—	1.1	0.2	—	—	1.3	—	1.3
Balance, September 30, 2022	544,003,038	$0.1	$2,733.5	$(5,814.6)	$5,986.1	$(916.1)	$1,989.0	$17.0	$2,006.0

Balance, July 1, 2021	544,003,038	$0.1	$2,534.9	$(4,423.6)	$4,991.0	$(348.9)	$2,753.5	$16.7	$2,770.2
Net income	—	—	—	—	204.9	—	204.9	—	204.9
Other comprehensive loss	—	—	—	—	—	(79.7)	(79.7)	—	(79.7)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	(3.2)	—	(3.2)	2.7	(0.5)
Common stock dividend (1)	—	—	—	—	(47.0)	—	(47.0)	—	(47.0)
Treasury stock acquired (798,242 shares)	—	—	—	(150.0)	—	—	(150.0)	—	(150.0)
Stock options exercised (274,052 shares transferred from treasury stock)	—	—	20.1	3.2	—	—	23.3	—	23.3
Restricted stock and performance share units lapsed (1,294 shares transferred from treasury stock)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	11.2	—	—	—	11.2	—	11.2
Net share settlement from restricted stock awards (1,204 shares withheld for tax settlement)	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Other stock issuances (11,647 shares transferred from treasury stock)	—	—	1.4	0.2	—	—	1.6	—	1.6
Balance, September 30, 2021	544,003,038	$0.1	$2,567.4	$(4,570.2)	$5,145.7	$(428.6)	$2,714.4	$19.4	$2,733.8

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Nine Months Ended September 30, 2022 and 2021

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, January 1, 2022	544,003,038	$0.1	$2,608.7	$(4,638.1)	$5,240.4	$(394.6)	$2,816.5	$26.0	$2,842.5
Net income	—	—	—	—	892.8	—	892.8	0.3	893.1
Other comprehensive loss	—	—	—	—	—	(520.4)	(520.4)	(2.7)	(523.1)
Investment in noncontrolling interests	—	—	(0.5)	—	—	(1.1)	(1.6)	(6.6)	(8.2)
Common stock dividend (1)	—	—	—	—	(147.1)	—	(147.1)	—	(147.1)
Treasury stock acquired (6,217,296 shares)	—	—	—	(1,196.3)	—	—	(1,196.3)	—	(1,196.3)
Stock options exercised (1,205,559 shares transferred from treasury stock)	—	—	94.0	17.1	—	—	111.1	—	111.1
Performance share units lapsed (49,803 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
Restricted stock lapsed (118,350 shares transferred from treasury stock)	—	—	(1.6)	1.6	—	—	—	—	—
Stock-based compensation expense	—	—	50.2	—	—	—	50.2	—	50.2
Net share settlement from restricted stock awards (98,321 shares withheld for tax settlement)	—	—	(20.4)	—	—	—	(20.4)	—	(20.4)
Other stock issuances (33,963 shares transferred from treasury stock)	—	—	3.7	0.5	—	—	4.2	—	4.2
Balance, September 30, 2022	544,003,038	$0.1	$2,733.5	$(5,814.6)	$5,986.1	$(916.1)	$1,989.0	$17.0	$2,006.0

Balance, January 1, 2021	544,003,038	$0.1	$2,490.9	$(4,179.3)	$4,762.2	$(375.7)	$2,698.2	$—	$2,698.2
Net income	—	—	—	—	524.5	—	524.5	—	524.5
Other comprehensive loss	—	—	—	—	—	(52.9)	(52.9)	—	(52.9)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	(0.2)	—	(0.2)	(0.4)	(0.6)
Investment in noncontrolling interest	—	—	—	—	—	—	—	19.8	19.8
Common stock dividend (1)	—	—	—	—	(140.8)	—	(140.8)	—	(140.8)
Treasury stock acquired (2,192,780 shares)	—	—	—	(400.0)	—	—	(400.0)	—	(400.0)
Stock options exercised (572,213 shares transferred from treasury stock)	—	—	38.0	6.6	—	—	44.6	—	44.6
Restricted stock and performance share units lapsed (182,824 shares transferred from treasury stock)	—	—	(2.1)	2.1	—	—	—	—	—
Stock-based compensation expense	—	—	47.4	—	—	—	47.4	—	47.4
Net share settlement from restricted stock awards (57,020 shares withheld for tax settlement)	—	—	(11.2)	—	—	—	(11.2)	—	(11.2)
Other stock issuances (35,287 shares transferred from treasury stock)	—	—	4.4	0.4	—	—	4.8	—	4.8
Balance, September 30, 2021	544,003,038	$0.1	$2,567.4	$(4,570.2)	$5,145.7	$(428.6)	$2,714.4	$19.4	$2,733.8

_____________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$189.5	$204.9	$893.1	$524.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	51.7	52.1	151.1	153.9
Amortization of intangible assets	36.6	37.6	121.0	133.1
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.2	0.4	0.9	1.1
Provision for doubtful accounts	1.5	4.3	4.4	13.0
Loss (gain) on sale of assets	7.8	—	(427.4)	—
Stock-based compensation expense	11.3	11.2	50.2	47.4
Impairment of long-lived assets	—	—	73.7	—
Deferred income taxes	(11.9)	1.3	(61.3)	33.9
Loss on disposal of fixed assets	0.1	0.1	0.8	0.1
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	21.0	(7.9)	(82.3)	(48.9)
Prepaid expenses and other assets	6.0	(4.4)	(11.5)	(27.5)
Operating lease right-of-use assets, net	16.6	9.9	35.3	30.9
Income taxes	24.9	10.9	2.3	11.5
Accounts payable and accrued liabilities	36.4	49.2	(27.2)	29.2
Deferred revenues	(93.4)	(71.2)	134.3	116.5
Operating lease liabilities	(18.0)	(10.5)	(38.2)	(31.0)
Other liabilities	(0.1)	(2.7)	(9.2)	(20.6)
Net cash provided by operating activities	280.2	285.2	810.0	967.1
Cash flows from investing activities:
Acquisitions and purchase of additional controlling interest, net of cash acquired of $0.0 and $0.0; $17.4 and $5.7 respectively	—	(17.9)	(448.9)	(49.4)
Proceeds from sale of assets	—	—	1,073.3	—
Investments in nonpublic companies	(2.1)	(6.0)	(43.9)	(21.1)
Capital expenditures	(65.8)	(61.4)	(195.0)	(183.1)
Escrow funding associated with acquisitions	—	(2.4)	(2.3)	(7.2)
Payment of contingent liability related to acquisition	—	—	—	(1.2)
Other investing activities, net	—	—	—	0.8
Net cash (used in) provided by investing activities	(67.9)	(87.7)	383.2	(261.2)
Cash flows from financing activities:
Proceeds from short-term debt	290.0	15.0	330.0	355.0
Repayment of current portion of long-term-debt	(350.0)	—	(350.0)	(450.0)
Proceeds from issuance of short-term debt with original maturities less than three months	—	—	125.0	—
Repurchases of common stock	(300.0)	(150.0)	(1,196.3)	(400.0)
Proceeds from stock options exercised	18.6	23.9	111.6	44.9
Net share settlement of taxes from restricted stock and performance share awards	(0.4)	(0.2)	(20.4)	(11.2)
Dividends paid	(48.6)	(46.8)	(147.2)	(141.0)
Other financing activities, net	(9.4)	(11.1)	(13.5)	(14.8)
Net cash used in financing activities	(399.8)	(169.2)	(1,160.8)	(617.1)
Effect of exchange rate changes	(16.4)	(2.5)	(35.9)	(5.5)
Net (decrease) increase in cash and cash equivalents	(203.9)	25.8	(3.5)	83.3
Cash and cash equivalents, beginning of period	480.7	276.3	280.3	218.8
Cash and cash equivalents, end of period	$276.8	$302.1	$276.8	$302.1
Supplemental disclosures:
Income taxes paid	$42.6	$45.8	$264.4	$144.7
Interest paid	$13.7	$21.2	$74.3	$90.9
Noncash investing and financing activities:
Deferred tax liability established on date of acquisition	$—	$1.1	$16.5	$5.5
Net assets sold as part of the disposition	$—	$—	$607.4	$—
Finance lease additions	$1.4	$1.9	$4.9	$4.5
Operating lease additions, net	$7.6	$11.6	$15.9	$21.0
Fixed assets included in accounts payable and accrued liabilities	$0.2	$10.5	$0.2	$10.5

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

Our condensed consolidated financial statements as of  September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations, and cash flows. Our operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. Our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2022 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. We believe the disclosures made are adequate to keep the information presented from being misleading.

Our operating segments have historically been Insurance, Energy and Specialized Markets, and Financial Services. On March 11, 2022 and  April 8, 2022, we sold our environmental health and safety business, which represented the “specialized markets” in our Energy and Specialized Markets segment, and our Financial Services segment, respectively. See Note 7. Dispositions for further discussion. For the remainder of 2022, we will continue to show only the historical results of these dispositions in their respective previous operating segments.

Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on Consolidated Financial Statements or Other Significant Matters
Business Combinations (Topic 805) In October 2021, the FASB issued Accounting Standards Update "ASU" No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU No. 2021-08")

This amendment requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification "ASC" 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. An acquirer should assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. If the acquiree prepared financial statements in accordance with GAAP, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. In circumstances in which the acquirer is unable to assess or rely on how the acquiree applied ASC 606, the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of the date the acquiree entered into the contracts to determine what should be recorded at the acquisition date.

Fiscal years beginning after December 15, 2022 with early adoption permitted.

We elected to early adopt ASU No. 2021-08 on January 1, 2022 on a prospective basis to all business combinations that occurred on or after the date of adoption. The adoption of ASU No. 2021-08 did not have a material impact on our Condensed Consolidated Financial Statements.

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three and nine months ended September 30, 2022 and 2021. No individual customer or country outside of the U.S. accounted for 10.0% or more of our consolidated revenues for the three and nine months ended September 30, 2022 or 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Insurance:
Underwriting & rating	$436.2	$390.5	$1,290.0	$1,156.0
Claims	173.9	167.4	516.5	487.5
Total Insurance	610.1	557.9	1,806.5	1,643.5
Energy and Specialized Markets	135.2	165.9	423.0	484.4
Financial Services	—	35.2	37.6	104.7
Total revenues	$745.3	$759.0	$2,267.1	$2,232.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
United States	$579.8	$568.4	$1,764.7	$1,698.3
United Kingdom	50.2	53.4	154.4	152.1
Other countries	115.3	137.2	348.0	382.2
Total revenues	$745.3	$759.0	$2,267.1	$2,232.6

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of September 30, 2022 and December 31, 2021, we had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of September 30, 2022 and December 31, 2021, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $561.3 million and $504.8 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our condensed consolidated balance sheets, respectively, as of September 30, 2022 and December 31, 2021.

The following is a summary of the change in contract liabilities from December 31, 2021 through September 30, 2022:

Contract Liabilities at December 31, 2021	$504.8
Revenue	(2,267.1)
Acquisitions	3.4
Dispositions	(61.0)
Billings	2,381.2
Contract Liabilities at September 30, 2022	$561.3

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 97% of the balance at September 30, 2022 and December 31, 2021.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of September 30, 2022 and December 31, 2021, we had deferred commissions of $88.3 million and $86.8 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts, because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $3.8 million and $5.0 million as of September 30, 2022 and December 31, 2021, respectively. Our investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying condensed consolidated balance sheets.

We elected not to carry our long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of September 30, 2022 and December 31, 2021, respectively:

		2022		2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Senior notes (Note 10)	Level 2	$2,342.3	$2,091.2	$2,692.0	$3,017.4

On March 23, 2022, we made an additional $37.0 million cash investment in Vexcel Group, Inc. ("Vexcel") for an additional 4.6% in ownership, bringing our interest to 43.3%. As of September 30, 2022 and December 31, 2021, we had an investment of $181.1 million and $144.1 million, respectively, related to such interest. The value of our investment is based on management's estimates with the assistance of valuations performed by third-party specialists. This investment was included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, we had securities without readily determinable market values, inclusive of Vexcel, of $199.4 million and $161.6 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies and do not hold investments in common stock or in-substance common stock in such entities. As of September 30, 2022 and December 31, 2021, we also had investments in private companies of $28.3 million and $54.6 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25") as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, there was no provision for credit losses related to these investments.

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

The following table presents lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost (1)	$11.6	$13.0	$36.8	$39.4
Sublease income	(0.5)	(0.4)	(1.6)	(1.2)
Finance lease costs
Depreciation of finance lease assets (2)	3.1	3.9	9.6	10.7
Interest on finance lease liabilities (3)	—	0.2	0.4	0.6
Total lease cost	$14.2	$16.7	$45.2	$49.5

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(12.7)	$(12.9)	$(37.9)	$(38.3)
Operating cash outflows from finance leases	$—	$(0.2)	$(0.4)	$(0.6)
Financing cash outflows from finance leases	$(11.7)	$(11.1)	$(13.5)	$(14.8)

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

(3) Included in "Interest expense" in our accompanying condensed consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for finance and operating leases as of September 30, 2022 and 2021, respectively:

	September 30,
	2022	2021
Weighted-average remaining lease term - operating leases (in years)	8.5	8.6
Weighted-average remaining lease term - finance leases (in years)	1.5	1.7
Weighted-average discount rate - operating leases	3.9%	3.8%
Weighted-average discount rate - finance leases	2.6%	3.9%

Our ROU assets and lease liabilities for finance leases were $13.6 million and $4.9 million, respectively, as of September 30, 2022. Our ROU assets and lease liabilities for finance leases were $19.0 million and $13.5 million, respectively, as of December 31, 2021. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying condensed consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying condensed consolidated balance sheets (see Note 10. Debt).

Maturities of lease liabilities for the remainder of 2022 and the years through 2027 and thereafter are as follows:

	September 30, 2022
Years Ending	Operating Leases	Finance Leases
2022	$11.3	$2.0
2023	44.1	2.0
2024	36.5	0.8
2025	33.1	0.2
2026	30.2	0.1
2027 and thereafter	145.6	—
Total lease payments	300.8	5.1
Less: Amount representing interest	(47.7)	(0.2)
Present value of total lease payments	$253.1	$4.9

6. Acquisitions:

2022 Acquisitions

On March 1, 2022, we acquired 100 percent of the stock of Opta Information Intelligence Corp. ("Opta") for a net cash purchase price of $217.5 million excluding working capital adjustments, of which $0.8 million represents indemnity escrows. Opta, a leading provider of property intelligence and innovative technology solutions in Canada, has become a part of the underwriting & rating category within our Insurance segment. We believe this acquisition further expands our footprint in the Canadian market and supports Verisk in reshaping risk management with valuable business intelligence.

On February 11, 2022, we acquired 100 percent of the membership interest of Infutor Data Solutions, LLC ("Infutor") for a net cash purchase price of $220.7 million excluding working capital adjustments, of which $1.5 million represents a working capital escrow, plus a contingent earn-out payment of up to $25.0 million subject to the achievement of certain revenue and other performance targets. Infutor, a leading provider of identity resolution and consumer intelligence data, has become a part of the underwriting & rating category within our Insurance segment. We believe this acquisition further enhances Verisk’s marketing solutions offerings to companies across several industries, including the insurance industry.

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

For the three and nine months ended September 30, 2022, we incurred transaction costs of $0.1 million and $1.7 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations. The 2022 acquisitions were immaterial to our condensed consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

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

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the applicable acquisition dates. At  September 30, 2022 and December 31, 2021, the current portion of the escrows amounted to $8.2 million and $10.6 million, respectively, and the noncurrent portion of the escrows amounted to $0.0 million and $4.7 million, respectively. The current and noncurrent portions of the escrows have been included in "Other current assets" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets, respectively.

The acquisitions of Rebmark Legal Solutions Limited, ACTINEO GmbH, Data Driven Safety, LLC, and Infutor Data Solutions, LLC included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and/or EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of  September 30, 2022 and  December 31, 2021 reflect the best estimate of acquisition-related contingent payments. The associated current portion of contingent payments were $16.6 million and $0.5 million as of  September 30, 2022 and  December 31, 2021, respectively. The associated noncurrent portion of contingent payments were $21.9 million and $21.7 million as of  September 30, 2022 and  December 31, 2021, respectively.

7. Dispositions:

2022 Dispositions

On March 11, 2022, the sale of our environmental health and safety business ("3E Company Environmental, Ecological and Engineering"), which made up our Supply Chain reporting unit, within the Energy and Specialized Markets segment, was completed for proceeds of $575.0 million, net of cash and excluding contingent consideration. In the first quarter of 2022, we recognized a gain of $450.8 million. The major classes of assets and liabilities disposed of, reflected in our condensed consolidated balance sheets as of March 11, 2022, are presented below. We assessed the sale of our environmental health and safety business per the guidance in ASC 205-20, Discontinued Operations, and determined that this transaction did not qualify as a discontinued operation as its total revenues and assets did not meet the thresholds exemplified in the guidance to represent a strategic shift that has or will have a major effect on our operations and financial results.

On April 8, 2022, the sale of Verisk Financial Services, our Financial Services segment, to TransUnion, a global information and insights company, was completed for net cash proceeds of $498.3 million. An impairment loss of $73.7 million and a loss on the sale of $15.6 million were included in "Other operating income, net" within our accompanying condensed consolidated statements of operations for the first and second quarter of 2022, respectively. We assessed the sale of our Financial Services segment per the guidance in ASC 205-20, Discontinued Operations, and determined that this transaction did not qualify as a discontinued operation as its total revenues and assets did not meet the thresholds exemplified in the guidance to represent a strategic shift that has or will have a major effect on our operations and financial results. Verisk Financial Services generated revenue of $37.6 million in 2022.

In the third quarter of 2022, we incurred an additional loss of $7.8 million as part of the true up of the closing adjustments related to the dispositions of our environmental health and safety business and Verisk Financial Services.

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

8. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2021 through September 30, 2022, both in total and as allocated to our operating segments:

	Insurance	Energy and Specialized Markets	Financial Services	Total
Goodwill at December 31, 2021	$1,454.8	$2,401.0	$475.4	$4,331.2
Acquisitions(1)	289.8	—	—	289.8
Purchase accounting reclassifications	(0.5)	0.7	—	0.2
Dispositions(2)	—	(116.5)	(473.2)	(589.7)
Impairment charge	—	—	(1.7)	(1.7)
Foreign currency translation adjustment	(107.8)	(265.9)	(0.5)	(374.2)
Goodwill at September 30, 2022	$1,636.3	$2,019.3	$—	$3,655.6

_______________

(1) See Note 6. Acquisitions for more information.

(2) See Note 7. Dispositions for more information.

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then an impairment loss is recorded for the difference between the carrying amount and the fair value of the reporting unit. As of June 30, 2022, we completed the annual impairment review, in which goodwill impairment was tested at the reporting unit level. As part of our annual evaluation, we did not recognize any additional impairment charges related to our goodwill and indefinite-lived intangible assets. Although at the time of the annual impairment test, all of our reporting units had a fair value that exceeded their carrying value by greater than 20%, one of our reporting units had an excess that was only modestly higher. Therefore, any significant adverse change in our near or long-term financial projections, macroeconomic conditions, or other market indicators could result in a future material impairment charge for this reporting unit. During the three months ended September 30, 2022, we continued to monitor these reporting units for events that would trigger an interim impairment test; we did not identify any such events.

There were no impairments to long lived assets for the three months ended  September 30, 2022 and 2021. Impairments to long-lived assets for the nine months ended September 30, 2022 and 2021 were $73.7 million and $0.0 million, respectively, and are included within "Other operating loss (income), net" in our condensed consolidated statements of operations. In the first quarter of 2022, we reassessed the recoverability of the long-lived assets for our Financial Services reporting unit and recorded a $73.7 million impairment.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
September 30, 2022
Technology-based	7	$527.1	$(362.4)	$164.7
Marketing-related	15	213.2	(101.9)	111.3
Contract-based	6	5.0	(5.0)	—
Customer-related	13	879.1	(297.2)	581.9
Database-based	18	369.4	(136.8)	232.6
Total intangible assets		$1,993.8	$(903.3)	$1,090.5
December 31, 2021
Technology-based	7	$576.4	$(403.3)	$173.1
Marketing-related	15	274.1	(129.6)	144.5
Contract-based	6	5.0	(5.0)	—
Customer-related	13	1,015.4	(426.5)	588.9
Database-based	18	484.2	(164.8)	319.4
Total intangible assets		$2,355.1	$(1,129.2)	$1,225.9

Amortization expense related to intangible assets for the three months ended  September 30, 2022 and 2021 was $36.6 million and $37.6 million, respectively. Amortization expense related to intangible assets for the nine months ended  September 30, 2022 and 2021 was $121.0 million and $133.1 million, respectively. Estimated amortization expense for the remainder of 2022 and the years through 2027 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2022	$35.3
2023	138.7
2024	133.1
2025	110.1
2026	106.5
2027 and thereafter	566.8
Total	$1,090.5

9. Income Taxes:

Our effective tax rate for the three and nine months ended September 30, 2022 was 22.7% and 18.7% compared to the effective tax rate for the three and nine months ended September 30, 2021 of 20.9% and 26.3%. The effective tax rate for the three months ended September 30, 2022 was higher than the effective tax rate for the three months ended  September 30, 2021 primarily due to the impact of reduced stock option exercises resulting in lower tax benefits from equity compensation in the current period versus the prior period. The effective tax rate for the nine months ended September 30, 2022 was lower than the effective tax rate for the nine months ended September 30, 2021 primarily due to the deferred tax impact of the tax rate increase in the United Kingdom that was enacted and recorded in the prior period. The effective tax rate for the nine months ended September 30, 2022 was also lower than the prior period due to a tax rate benefit in connection with the sale of our environmental health and safety business for which a benefit was recognized for the difference between book and tax basis of our investment. The difference between statutory tax rates and our effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local taxes.

10. Debt:

The following table presents short-term and long-term debt by issuance as of September 30, 2022 and December 31, 2021:

	Issuance Date	Maturity Date	2022	2021
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$940.0	$610.0
Term loan facility	6/13/2022	9/9/2023	125.0	—
Senior notes:
4.125% senior notes, less unamortized discount and debt issuance costs of $(0.4)	9/12/2012	9/12/2022	—	349.6
Finance lease liabilities (1)	Various	Various	2.7	11.7
Short-term debt and current portion of long-term debt			1,067.7	971.3
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(10.1) and $(10.3), respectively	5/13/2020	5/15/2050	489.9	489.7
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $9.7 and $10.9, respectively	3/6/2019	3/15/2029	609.7	610.9
4.000% senior notes, less unamortized discount and debt issuance costs of $(3.3) and $(4.1), respectively	5/15/2015	6/15/2025	896.7	895.9
5.500% senior notes, less unamortized discount and debt issuance costs of $(4.0) and $(4.1), respectively	5/15/2015	6/15/2045	346.0	345.9
Finance lease liabilities (1)	Various	Various	2.2	1.6
Syndicated revolving credit facility debt issuance costs	Various	Various	(0.8)	(1.2)
Long-term debt			2,343.7	2,342.8
Total debt			$3,411.4	$3,314.1

_______________

(1) Refer to Note 5. Leases

As of September 30, 2022 and December 31, 2021, we had senior notes with an aggregate principal amount of $2,350.0 million outstanding and were in compliance with our financial and other debt covenants.

As of September 30, 2022, we had a $1,000.0 million committed senior unsecured Credit Facility (the "Credit Facility") with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., First Commercial Bank, Ltd., Los Angeles Branch, TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of September 30, 2022, we were in compliance with all financial and other debt covenants under the Credit Facility. As of September 30, 2022 and December 31, 2021, the available capacity under the Credit Facility was $55.2 million and $384.9 million, net of the letters of credit of $4.8 million and $5.1 million, respectively. Subsequent to September 30, 2022, we have made repayments of $90.0 million and secured an additional $275.0 million in additional borrowing capacity on our Revolving Credit Facility. As a result of this activity, we now have the ability to draw up to $420.2 million from our Credit Facility.

On September 9, 2022, we extended our $125.0 million Bilateral Term Loan Agreement (the "Term Loan") with Bank of America, N.A for 12 months with an agreed maturity date of  October 2, 2023. The Term Loan carries an interest rate of 135 basis points plus the one-month Bloomberg Short Term Bank Yield Index ("BSBY") margin at the time. This loan  may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program.

11. Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of  September 30, 2022 and December 31, 2021. Our common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board. At September 30, 2022 and December 31, 2021, the adjusted closing price of our common stock was $170.53 and $227.90 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of September 30, 2022 and December 31, 2021.

On February 16, 2022,  April 27, 2022, and July 27, 2022, our Board approved a cash dividend of $0.31 per share of common stock issued and outstanding to the holders of record as of March 15, 2022,  June 15, 2022, and September 15, 2022. Cash dividends of $147.2 million and 141.0 million were paid during the nine months ended September 30, 2022 and 2021 and recorded as a reduction to retained earnings, respectively.

Share Repurchase Program

In December 2021,  March 2022, and June 2022, we entered into Accelerated Share Repurchase ("ASR") agreements to repurchase shares of our common stock for an aggregate purchase price of $100.0 million, $325.0 million, and $300.0 million with Citibank, N.A and Morgan Stanley & Co., LLC, and Citibank, N.A., respectively. The ASR agreements are accounted for as treasury stock transactions and forward stock purchase agreements indexed to our common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. Upon payment of the aggregate purchase price on January 4, 2022, April 1, 2022, and July 1, 2022, we received an aggregate delivery of 360,913, 1,211,387, and 1,386,562 shares of our common stock. Upon the final settlement of the ASR agreement in February 2022,  May 2022, and September 2022, we received an additional 141,766, 349,762, and 217,024 shares as determined by the volume weighted average share price of our common stock of $198.93, $208.18, and $187.08 during the term of the ASR agreement, respectively. The aggregate purchase price was recorded as a reduction to stockholders' equity in our condensed consolidated statements of changes in stockholders' equity for the nine months ended September 30, 2022. These repurchases of 3,667,414 shares for the nine months ended September 30, 2022 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

During the nine months ended September 30, 2022, we repurchased 6,217,296 shares of common stock with an aggregate value of $1,196.3 million as part of the Repurchase Program, inclusive of the ASR, at a weighted average price of $192.42 per share. We utilized cash from operations and borrowings from our Credit Facility to fund these repurchases. As of September 30, 2022, we had $407.5 million available to repurchase shares through our Repurchase Program, inclusive of the $1,000.0 million authorization approved by our Board on February 16, 2022.

In September 2022, we entered into an additional ASR agreement with HSBC Bank USA, N.A. to repurchase shares of our common stock for an aggregate purchase price of $100.0 million. Upon payment of the aggregate purchase price on October 3, 2022, we received an initial delivery of 469,126 shares of our common stock at a price of $170.53 per share, representing approximately $80.0 million of the aggregate purchase price. Upon the final settlement of the ASR agreement in the fourth quarter of 2022, we may be entitled to receive additional shares of our common stock or, under certain limited circumstances, be required to deliver shares to the counterparty.

Treasury Stock

As of September 30, 2022, our treasury stock consisted of 387,161,020 shares of common stock, carried at cost. During the nine months ended September 30, 2022, we transferred 1,407,675 shares of common stock from the treasury shares at a weighted average treasury stock price of $14.07 per share.

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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator used in basic and diluted EPS:
Net income attributable to Verisk	$189.4	$201.7	$892.8	$524.3
Denominator:
Weighted average number of common shares used in basic EPS	156,940,608	161,366,544	158,531,439	162,005,382
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	1,037,998	1,426,247	1,048,823	1,419,967
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	157,978,606	162,792,791	159,580,262	163,425,349

The potential shares of common stock that were excluded from diluted EPS were 1,321,733 and 740,090 for the three months ended  September 30, 2022 and 2021, and 1,365,720 and 824,067 for the nine months ended September 30, 2022 and 2021, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses as of September 30, 2022 and December 31, 2021:

	2022	2021
Foreign currency translation adjustment	$(860.8)	$(338.0)
Pension and postretirement adjustment, net of tax	(55.3)	(56.6)
Accumulated other comprehensive losses	$(916.1)	$(394.6)

The before-tax and after-tax amounts of other comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended September 30, 2022
Foreign currency translation adjustment attributable to Verisk	$(233.0)	$—	$(233.0)
Foreign currency translation adjustment attributable to noncontrolling interests	(1.2)	—	(1.2)
Foreign currency translation adjustment	(234.2)	—	(234.2)
Pension and postretirement adjustment before reclassifications	1.5	(0.4)	1.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(0.9)	0.1	(0.8)
Pension and postretirement adjustment	0.6	(0.3)	0.3
Total other comprehensive loss	$(233.6)	$(0.3)	$(233.9)
For the Three Months Ended September 30, 2021
Foreign currency translation adjustment	$(80.4)	$—	$(80.4)
Pension and postretirement adjustment before reclassifications	2.1	(0.6)	1.5
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.1)	0.3	(0.8)
Pension and postretirement adjustment	1.0	(0.3)	0.7
Total other comprehensive loss	$(79.4)	$(0.3)	$(79.7)

	Before Tax	Tax (Expense) Benefit	After Tax
For the Nine Months Ended September 30, 2022
Foreign currency translation adjustment attributable to Verisk	$(522.8)	$—	$(522.8)
Foreign currency translation adjustment attributable to noncontrolling interests	(2.7)	—	(2.7)
Foreign currency translation adjustment	(525.5)	—	(525.5)
Pension and postretirement adjustment before reclassifications	4.2	(1.1)	3.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(2.4)	0.6	(1.8)
Pension and postretirement adjustment	1.8	(0.5)	1.3
Total other comprehensive loss	$(523.7)	$(0.5)	$(524.2)
For the Nine Months Ended September 30, 2021
Foreign currency translation adjustment	$(55.2)	$—	$(55.2)
Pension and postretirement adjustment before reclassifications	6.2	(1.6)	4.6
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(3.1)	0.8	(2.3)
Pension and postretirement adjustment	3.1	(0.8)	2.3
Total other comprehensive loss	$(52.1)	$(0.8)	$(52.9)

___________

(1)

These accumulated other comprehensive loss components, before tax, are included under "Cost of revenues" and "Selling, general and administrative" in our accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 13. Pension and Postretirement Benefits for additional details).

12. Equity Compensation Plans:

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan, our 2013 Incentive Plan, or our 2009 Incentive Plan. Awards under our 2021 Incentive Plan  may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of September 30, 2022, there were 13,897,497 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the nine months ended  September 30, 2022 and 2021 was $111.6 million and $44.9 million, respectively.

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

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021, 2013, and 2009 Incentive Plans as of December 31, 2021 and September 30, 2022 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share
			(in millions)
Outstanding at December 31, 2021	5,067,098	$115.73	$572.6	351,504	$161.33	163,123		$192.99
Granted	653,175	$196.67		181,380	$195.93	111,333		$168.63
Dividend reinvestment	—	$—		—	$—	1,021		N/A
Exercised or lapsed	(1,206,156)	$92.22	$110.0	(197,238)	$156.30	(54,927)		$174.42
Canceled, expired or forfeited	(224,492)	$182.28		(33,177)	$181.99	(21,406)		$202.55
Outstanding at September 30, 2022	4,289,625	$131.15	$168.9	302,469	$182.89	199,144		$195.31
Exercisable at September 30, 2022	2,919,198	$108.37	$181.4
Exercisable at December 31, 2021	3,173,592	$89.14	$443.0
Nonvested at September 30, 2022	1,370,427			302,469		199,144
Expected to vest at September 30, 2022	1,181,072			263,954		153,219	(1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the nine months ended September 30, 2022 and 2021:

	2022	2021
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	25.33%	23.66%
Risk-free interest rate	1.55%	0.39%
Expected term in years	4.2	4.3
Dividend yield	0.60%	0.63%
Weighted average grant date fair value per stock option	$42.25	$35.14

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

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of our common stock as of the reporting date. Excess tax benefits from exercised stock options were recorded as income tax benefit in our condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 6.10 years and 5.10 years for the outstanding and exercisable stock options, respectively, as of September 30, 2022.

For the nine months ended September 30, 2022, there was $106.7 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.32 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the nine months ended September 30, 2022 and 2021, we granted 9,370 and 11,254 stock options, respectively, under our U.K. Sharesave Plan. As of September 30, 2022, there were 454,145 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

Our ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount of its fair market value at the time of purchase. During the nine months ended September 30, 2022 and 2021, we issued 23,643 and 27,621 shares of common stock at a weighted discounted price of $176.68 and $173.61 for the ESPP, respectively. As of  September 30, 2022, there were 1,202,649 shares of common stock reserved and available for future issuance under our ESPP.

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

The components of net periodic (benefit) cost for the three and nine months ended September 30, 2022 and 2021 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended September 30,
	2022	2021	2022	2021
Interest cost	$2.5	$2.7	$—	$—
Expected return on plan assets	(4.6)	(8.2)	$—	(0.1)
Amortization of prior service cost (credit)	—	—	$—	—
Amortization of net actuarial loss	0.9	1.0	$—	0.1
Net periodic (benefit) cost	$(1.2)	$(4.5)	$—	$—
Employer contributions, net	$0.2	$0.2	$0.4	$1.3

	Pension Plan and SERP		Postretirement Plan
	For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest cost	$8.8	$8.3	$0.2	$0.1
Expected return on plan assets	(20.4)	(24.6)	(0.2)	(0.2)
Amortization of prior service cost (credit)	0.1	0.1	—	(0.1)
Amortization of net actuarial loss	2.1	2.9	0.2	0.2
Net periodic (benefit) cost	$(9.4)	$(13.3)	$0.2	$—
Employer contributions, net	$0.6	$0.6	$1.1	$1.7

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

The following tables provide our revenue and EBITDA by reportable segment for the three and nine months ended September 30, 2022 and 2021, and the reconciliation of EBITDA to income before income taxes as shown in our accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	September 30, 2022				September 30, 2021
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$610.1	$135.2	$—	$745.3	$557.9	$165.9	$35.2	$759.0
Expenses:
Cost of revenues (exclusive of items shown separately below)	(192.2)	(54.5)	—	(246.7)	(176.9)	(67.3)	(21.1)	(265.3)
Selling, general and administrative	(89.9)	(36.0)	—	(125.9)	(69.4)	(38.3)	(7.4)	(115.1)
Other operating loss	—	(6.4)	(1.4)	(7.8)	—	—	—	—
Investment income	1.3	1.8	—	3.1	(0.1)	0.2	—	0.1
EBITDA	$329.3	$40.1	$(1.4)	368.0	$311.5	$60.5	$6.7	378.7
Depreciation and amortization of fixed assets				(51.7)				(52.1)
Amortization of intangible assets				(36.6)				(37.6)
Interest expense				(34.5)				(29.9)
Income before income taxes				$245.2				$259.1

	For the Nine Months Ended
	September 30, 2022				September 30, 2021
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$1,806.5	$423.0	$37.6	$2,267.1	$1,643.5	$484.4	$104.7	$2,232.6
Expenses:
Cost of revenues (exclusive of items shown separately below)	(576.7)	(173.0)	(23.6)	(773.3)	(522.9)	(199.5)	(70.2)	(792.6)
Selling, general and administrative	(266.8)	(113.1)	(7.2)	(387.1)	(210.8)	(113.1)	(22.4)	(346.3)
Other operating income	—	447.0	(93.3)	353.7	—	—	—	—
Investment income	2.5	5.2	(0.3)	7.4	1.4	—	(0.1)	1.3
EBITDA	$965.5	$589.1	$(86.8)	1,467.8	$911.2	$171.8	$12.0	1,095.0
Depreciation and amortization of fixed assets				(151.1)				(153.9)
Amortization of intangible assets				(121.0)				(133.1)
Interest expense				(97.6)				(96.8)
Income before income taxes				$1,098.1				$711.2

Long-lived assets by country are provided below:

	September 30, 2022	December 31, 2021
Long-lived assets:
U.S.	$3,148.5	$3,527.6
U.K.	2,215.6	2,754.0
Other countries	692.1	623.9
Total long-lived assets	$6,056.2	$6,905.5

15. Related Parties:

We consider our stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. For the nine months ended September 30, 2022 and 2021, we had no material transactions with related parties owning more than 5.0% of the entire class of stock.

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

ERISA Litigation

On September 24, 2020, former employees Jillyn Peterson, Gabe Hare, Robert Heynen and Adam Krajewski ("Plaintiffs"), filed suit in the United States District Court, District of New Jersey (No. 2:20-cv-13223-CCC-MF) against Defendants Insurance Services Office Inc. ("ISO"), the Plan Administration Committee of Insurance Services Office Inc. and its members ("Committee Defendants"), and the Trust Investment Committee of Insurance Services Office Inc. and its members. The class action complaint alleges violations of the Employee Retirement Income Security Act, as amended ("ERISA"). The class is defined as all persons who were participants in or beneficiaries of the ISO 401(k) Savings and Employee Stock Ownership Plan ("Plan"), at any time between September 24, 2014 through the date of judgment. The complaint alleges that all defendants are fiduciaries with respect to the Plan. Plaintiffs challenge the amount of fees paid by Plan participants to maintain the investment funds in the plan portfolio and the amount of recordkeeper fees paid by participants. Plaintiffs allege that by permitting the payment of excessive fees, the Committee Defendants breached their ERISA duties of prudence and loyalty. Plaintiffs further allege that ISO breached its ERISA duty by failing to monitor the Committee Defendants who they allege committed known breaches of their fiduciary duties. The complaint does not specify damages but alleges the fiduciary breaches cost Plan participants millions of dollars. Defendants filed their motion to dismiss the complaint on January 12, 2021, which the Court partially denied on April 13, 2021. The parties have completed discovery. At this time, it is not possible to reasonably estimate the liability related to this matter.

Financial Services Government Inquiry

We continue to cooperate with a civil inquiry by the Department of Justice related to government contracts within our former Financial Services segment, which was sold to TransUnion in April 2022. In addition, in March 2022, we were informed that the SEC is conducting an inquiry related to certain of the same government contracts of our former Financial Services segment. These inquiries are ongoing, we are producing documents, and we cannot anticipate the timing, outcome or possible impact of the inquiry, financial or otherwise. Under the stock purchase agreement, we entered into with TransUnion pursuant to which TransUnion acquired our former Financial Services segment, we agreed to indemnify TransUnion for certain losses with respect to the DOJ inquiry.

Data Privacy Litigation

On December 10, 2020, we were served with a putative class action lawsuit brought by Erica Jackson in the Court of Common Pleas of Lackawanna County, Pennsylvania against Lead Intelligence, Inc. d/b/a Jornaya ("we" or "us"), Case No. 2020 CV 03695. The class complaint alleges that we violated Pennsylvania’s Wiretap Act ("PWA"), 18 Pa. Const. Stat. § 5701 et seq. by "wiretapping" and "intercepting" the plaintiff’s communications on the website colleges.educationgrant.com. The plaintiff alleges a class of all persons whose electronic communications were intercepted through the use of our wiretapping on the website. The complaint claims damages pursuant to the PWA for actual damages, but not less than liquidated damages computed at the rate of $100 a day for each day of violation, or $1,000, whichever is higher, punitive damages, and reasonable attorney's fees and other litigation costs. On February 16, 2021, we filed preliminary objections to the plaintiff’s complaint, the plaintiff opposed, and the Court ultimately denied our preliminary objections. We subsequently filed a petition to compel arbitration and a motion to stay this action pending the completion of the parties’ arbitration proceedings. On September 30, 2021, the court denied our motions and directed the parties to proceed with discovery. On October 8, 2021, we filed a Notice of Appeal to seek review of the lower court’s decision with the Pennsylvania appellate court system. The appeal has been fully briefed and will be considered on the papers. At this time, it is not possible to reasonably estimate the liability related to this matter.

On December 15, 2021, Plaintiff Jillian Cantinieri brought a putative class action against Verisk Analytics, Insurance Services Office and ISO Claims Services, Inc. (“we,” “our,” or “us”) in the United States District Court for the Eastern District of New York, titled Cantinieri v. Verisk Analytics Inc., et al., Civil Action No. 2:21-cv-6911. The Complaint alleges that we failed to safeguard the personally identifiable information (PII) of Plaintiff and the members of the proposed classes from a purported breach of our databases by unauthorized entities. Plaintiff and class members allege actual and imminent injuries, including theft of their PII, fraudulent activity on their financial accounts, lowered credit scores, and costs associated with detection and prevention of identity theft and fraud. They seek to recover compensatory, statutory and punitive damages, disgorgement of earnings and profits, and attorney’s fees and costs. We filed our motion to dismiss Plaintiff’s claims on April 22, 2022. As of June 15, 2022, the motion to dismiss was fully briefed but has neither been heard nor decided. Discovery is ongoing. At this time, it is not possible to reasonably estimate the liability related to this matter.

On June 27, 2022, Plaintiff Loretta Williams brought a putative class action against Lead Intelligence, Inc. d/b/a Jornaya (“we,” “our,” or “us”) in the United States District Court for the Northern District of California, titled Williams v. DDR Media, LLC and Lead Intelligence, Inc. d/b/a Jornaya, Civil Action No. 3:22-cv-03789. The Complaint alleges that the Defendants violated the California Invasion of Privacy Act, Cal. Penal Code 631 (“CIPA”) and invaded Plaintiff’s and class members’ privacy rights when Defendants purportedly recorded visitors’ visits to the scrappyrent2 own.com website without prior express consent. It is further alleged that this conduct constitutes a violation of the California Unfair Competition Law, Cal. Bus. Prof. Code Section 17200 et seq. and the California Constitution. The Complaint seeks class certification, injunctive relief, statutory damages in the amount of $5,000 for each violation, attorneys fees and other litigation costs. The deadline to file our responsive pleading is November 21, 2022. At this time, it is not possible to reasonably estimate the liability related to this matter.

17. Subsequent Events:

On October 26, 2022, our Board of Directors approved the action to make our Energy business available for immediate sale. On October 28, 2022, we entered into a stock purchase agreement to sell our Energy business to Veritas Capital, a leading technology and government investment firm, for a potential aggregate consideration of $3,300 million, including cash consideration of $3,100 million to be paid at closing and up to $200 million of additional contingent cash consideration based on Veritas Capital’s future return on its investment. This transaction is expected to close in the first quarter of 2023 and subject to customary closing conditions, including regulatory approvals and working capital adjustments. We do not expect to have any continuing involvement in the Energy business subsequent to closing.

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

We organize our business in three segments: Insurance, Energy and Specialized Markets, and Financial Services. On March 11, 2022, we sold our environmental health and safety business, which represented the "specialized markets" in our Energy and Specialized Markets segment. On April 8, 2022, the sale of our Financial Services segment was also completed. See Note 7. Dispositions for further discussion. For the remainder of 2022, we will continue to show only the historical results of these dispositions in their respective previous operating segments. Our Insurance segment provides underwriting and rating, and claims insurance data for the P&C insurance industry, primarily in the U.S. This segment's revenues represented approximately 80% and 73% of our revenues for the nine months ended September 30, 2022 and September 30, 2021, respectively. Our Energy and Specialized Markets segment provides research and consulting data analytics for the global energy, chemicals, and metals and mining industries. In the first quarter, we sold our environmental health and safety business. Our Energy and Specialized Markets segment's revenues represented approximately 19% and 22% of our revenues for the nine months ended September 30, 2022 and September 30, 2021, respectively. Our Financial Services segment provided competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators, and merchants. Our Financial Services segment's revenues represented approximately 1% and 5% of our revenues for the nine months ended September 30, 2022 and September 30, 2021, respectively. On April 8, 2022, we sold our Financial Services segment to TransUnion.

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

 Approximately 81% of the revenues in our Insurance segment for the nine months ended September 30, 2022 and 2021 were derived from hosted subscriptions through agreements (generally one to five years) for our solutions. Our customers in this segment include most of the P&C insurance providers in the U.S. Approximately 82% and 83% of the revenues in our Energy and Specialized Markets segment for the nine months ended September 30, 2022 and 2021, respectively, were derived from hosted subscriptions with long-term agreements for our solutions. Our customers in this segment include most of the top 10 global energy providers. Approximately 85% and 84% of the revenues in our Financial Services segment for the nine months ended September 30, 2022 and 2021, respectively, were derived from subscriptions with long-term agreements for our solutions. Our customers in this segment included financial institutions, payment networks and processors, alternative lenders, regulators, merchants, and the top 30 credit card issuers in North America, the United Kingdom, and Australia.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the nine months ended September 30, 2022 and 2021, approximately 19% of our consolidated revenues were derived from providing transactional and advisory/consulting solutions.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 58% of our total operating expenses (excluding the net gain on the sale of our environmental health and safety business and our Financial Services segment) for the nine months ended September 30, 2022 and 2021, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2022	2021	Change	2022	2021	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$610.1	$557.9	9.4%	$1,806.5	$1,643.5	9.9%
Energy and Specialized Markets	135.2	165.9	(18.5)%	423.0	484.4	(12.7)%
Financial Services	—	35.2	(100.0)%	37.6	104.7	(64.1)%
Revenues	745.3	759.0	(1.8)%	2,267.1	2,232.6	1.5%
Operating expenses (income):
Cost of revenues (exclusive of items shown separately below)	246.7	265.3	(7.0)%	773.3	792.6	(2.4)%
Selling, general and administrative	125.9	115.1	9.4%	387.1	346.3	11.8%
Depreciation and amortization of fixed assets	51.7	52.1	(0.8)%	151.1	153.9	(1.8)%
Amortization of intangible assets	36.6	37.6	(2.7)%	121.0	133.1	(9.1)%
Other operating loss (income), net	7.8	—	—%	(353.7)	—	—%
Total operating expenses, net	468.7	470.1	(0.3)%	1,078.8	1,425.9	(24.3)%
Operating income	276.6	288.9	(4.3)%	1,188.3	806.7	47.3%
Other income (expense):
Investment income (loss)	3.1	0.1	3,000.0%	7.4	1.3	469.2%
Interest expense	(34.5)	(29.9)	15.4%	(97.6)	(96.8)	0.8%
Total other expense, net	(31.4)	(29.8)	5.4%	(90.2)	(95.5)	(5.5)%
Income before income taxes	245.2	259.1	(5.4)%	1,098.1	711.2	54.4%
Provision for income taxes	(55.7)	(54.2)	2.8%	(205.0)	(186.7)	9.8%
Net income	189.5	204.9	(7.5)%	893.1	524.5	70.3%
Less: Net (income) loss attributable to noncontrolling interests	(0.1)	(3.2)	(96.9)%	(0.3)	(0.2)	50.0%
Net income attributable to Verisk	$189.4	$201.7	(6.1)%	$892.8	$524.3	70.3%
Basic net income per share attributable to Verisk:	$1.21	$1.25	(3.2)%	$5.63	$3.24	73.8%
Diluted net income per share attributable to Verisk:	$1.20	$1.24	(3.2)%	$5.59	$3.21	74.1%
Cash dividends declared per share (1):	$0.31	$0.29	6.9%	$0.93	$0.87	6.9%
Weighted average shares outstanding:
Basic	156,940,608	161,366,544	(2.7)%	158,531,439	162,005,382	(2.1)%
Diluted	157,978,606	162,792,791	(3.0)%	159,580,262	163,425,349	(2.4)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA:
Insurance	$329.3	$311.5	5.7%	$965.5	$911.2	6.0%
Energy and Specialized Markets	40.1	60.5	(33.7)%	589.1	171.8	242.9%
Financial Services	(1.4)	6.7	(120.9)%	(86.8)	12.0	(823.3)%
EBITDA(2)	$368.0	$378.7	(2.8)%	$1,467.8	$1,095.0	34.0%
The following is a reconciliation of net income to EBITDA:
Net income	$189.5	$204.9	(7.5)%	$893.1	$524.5	70.3%
Depreciation and amortization of fixed assets and intangible assets	88.3	89.7	(1.6)%	272.1	287.0	(5.2)%
Interest expense	34.5	29.9	15.4%	97.6	96.8	0.8%
Provision for income taxes	55.7	54.2	2.8%	205.0	186.7	9.8%
EBITDA	$368.0	$378.7	(2.8)%	$1,467.8	$1,095.0	34.0%

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

Consolidated Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues

Revenues were $745.3 million for the three months ended September 30, 2022 compared to $759.0 million for the three months ended September 30, 2021, a decrease of $13.7 million or 1.8%. Our recent acquisitions (Ignite Software Systems Limited, Data Driven Safety, LLC, Infutor Data Solutions, LLC, and Opta Information Intelligence Corp. within the underwriting & rating category of the Insurance segment, ACTINEO GmbH, Automated Insurance Solutions Ltd. and Pruvan, Inc., within the claims category of the Insurance segment) and dispositions (environmental health and safety business within the Energy and Specialized Markets segment and the Financial Services segment) contributed a net decrease of $36.1 million. The remaining movement in our consolidated revenue increased $22.4 million or 3.2% related to the following: revenues within our Insurance segment increased $24.3 million or 4.4%; and revenues within our Energy and Specialized Markets segment decreased $1.9 million or 1.4%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	Three Months Ended September 30,		Percentage	Percentage change excluding
	2022	2021	change	recent acquisitions and dispositions
	(in millions)
Insurance	$610.1	557.9	9.4%	4.4%
Energy and Specialized Markets	135.2	165.9	(18.5)%	(1.4)%
Financial Services	—	35.2	(100.0)%	—%
Total Revenues	$745.3	$759.0	(1.8)%	3.2%

Cost of Revenues

Cost of revenues was $246.7 million for the three months ended September 30, 2022 compared to $265.3 million for the three months ended September 30, 2021, a decrease of $18.6 million or 7.0%. Our recent acquisitions and dispositions accounted for the decrease of $18.6 million in cost of revenues. The remaining cost of revenues consists of increases in information technology expenses of $3.9 million, salaries and employee benefits of $1.5 million, and travel expenses of $1.4 million; fully offset by decreases in professional consulting costs of $2.7 million, data costs of $2.1 million, and other operating costs of $2.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $125.9 million for the three months ended September 30, 2022 compared to $115.1 million for the three months ended September 30, 2021, an increase of $10.8 million or 9.4%. Our recent acquisitions and dispositions accounted for the increase of $0.3 million in SGA primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for an increase of $7.6 million. The remaining SGA increase of $2.9 million or 2.6% was primarily due to increases of salaries and employee benefits of $1.4 million, travel expenses of $1.1 million, professional consulting costs of $0.5 million, and other operating costs of $0.7 million; offset by a decrease in information technology expenses of $0.8 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets $51.7 million for the three months ended September 30, 2022 compared to $52.1 million for the three months ended September 30, 2021, a decrease of $0.4 million or 0.8%. The decrease was primarily driven by recent dispositions of $5.8 million, partially offset by $5.2 million attributed to assets placed into service to support data capacity expansion and revenue growth and $0.2 million related to recent acquisitions.

Amortization of Intangible Assets

Amortization of intangible assets $36.6 million for the three months ended September 30, 2022 compared to $37.6 million for the three months ended September 30, 2021, a decrease of $1.0 million or 2.7%. The decrease was primarily driven by intangible assets that were fully amortized for the three months ended September 30, 2022 of $1.0 million and recent dispositions of $6.6 million, partially offset by additional amortization of intangible assets incurred in connection with our recent acquisitions of $6.6 million.

Other Operating Loss, net

Other operating loss, net was $7.8 million for the three months ended September 30, 2022 compared to $0.0 million for the three months ended September 30, 2021. The loss was incurred as part of true up of the closing adjustments related to the dispositions within the former Energy and Specialized Markets and the Verisk Financial Services segments.

Investment Income (Loss)

Investment income (loss) was a gain of $3.1 million for the three months ended September 30, 2022 compared to a loss of $0.1 million for the three months ended September 30, 2021. The increase was primarily due to impact of foreign currencies.

Interest Expense

Interest expense was $34.5 million for the three months ended September 30, 2022 compared to $29.9 million for the three months ended September 30, 2021, an increase of $4.6 million or 15.4%. The increase in interest expense was primarily due to increased borrowings and higher interest rates on our Revolving Credit Facility, and the addition of a Term Loan Facility during the first quarter of 2022, partially offset by the maturity of our 4.125% senior notes.

Provision for Income Taxes

The provision for income taxes was $55.7 million for the three months ended September 30, 2022 compared to $54.2 million for the three months ended September 30, 2021, an increase of $1.5 million or 2.7%. The effective tax rate was 22.7% for the three months ended September 30, 2022 compared to 20.9% for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 was higher than the effective tax rate for the three months ended September 30, 2021 primarily due to the impact of reduced stock option exercises resulting in lower tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local taxes.

Net Income Margin

The net income margin was 25.4% for the three months ended September 30, 2022 compared to 27.0% for the three months ended September 30, 2021. The decrease in net income margin was primarily due to the dispositions within the former Energy and Specialized Markets and Verisk Financial Services segments, including the loss incurred as part of the true up of the closing adjustments.

EBITDA Margin [1]

The EBITDA margin for our consolidated results was 49.4% for the three months ended September 30, 2022 compared to 49.9% for the three months ended September 30, 2021. The decrease in EBITDA margin was primarily driven by a loss incurred as part of true up of the closing adjustments related to dispositions within the former Energy and Specialized Markets and the Verisk Financial Services segments.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues

Revenues were $2,267.1 million for the nine months ended September 30, 2022 compared to $2,232.6 million for the nine months ended September 30, 2021, an increase of $34.5 million or 1.5%. Our recent acquisitions (Ignite Software Systems Limited, Data Driven Safety, LLC, Infutor Data Solutions, LLC, and Opta Information Intelligence Corp. within the underwriting & rating category of the Insurance segment, ACTINEO GmbH, Automated Insurance Solutions Ltd. and Pruvan, Inc., within the claims category of the Insurance segment) and dispositions (environmental health and safety business within the Energy and Specialized Markets segment and the Financial Services segment) contributed a net decrease of $49.6 million in revenues. The remaining movement in our consolidated revenue increased $84.1 million or 4.1% related to the following: revenues within our Insurance segment increased $87.5 million or 5.3%; and revenues within our Energy and Specialized Markets segment decreased $3.4 million or 0.9%. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	Nine Months Ended September 30,		Percentage	Percentage change excluding
	2022	2021	change	recent acquisitions and dispositions
	(in millions)
Insurance	$1,806.5	1,643.5	9.9%	5.3%
Energy and Specialized Markets	423.0	484.4	(12.7)%	(0.9)%
Financial Services	37.6	104.7	(64.1)%	—%
Total Revenues	$2,267.1	$2,232.6	1.5%	4.1%

Cost of Revenues

Cost of revenues was $773.3 million for the nine months ended September 30, 2022 compared to $792.6 million for the nine months ended September 30, 2021, a decrease of $19.3 million or 2.4%. Our recent acquisitions and dispositions accounted for a decrease of $33.6 million in cost of revenues. The remaining cost of revenues increased $14.3 million or 2.1% primarily due to increases in information technology expenses of $13.1 million, salaries and employee benefits of $8.9 million, and travel expenses of $4.4 million; offset by decreases in data costs of $5.4 million, professional consulting costs of $2.3 million, and other operating costs of $4.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $387.1 million for the nine months ended September 30, 2022 compared to $346.3 million for the nine months ended September 30, 2021, an increase of $40.8 million or 11.8%. Our recent acquisitions and dispositions accounted for a net increase of $12.9 million in SGA primarily related to salaries and employee benefits and transaction costs. Our acquisition-related costs (earn-outs) accounted for an increase of $7.6 million. The remaining SGA increase of $20.3 million or 6.4% was primarily due to increases in salaries and employee benefits of $11.8 million, travel expenses of $4.4 million, professional consulting costs of $4.1 million, and information technology expenses of $1.4 million; offset by a decrease in other operating costs of $1.4 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $151.1 million for the nine months ended September 30, 2022 compared to $153.9 million for the nine months ended September 30, 2021, a decrease of $2.8 million or 1.8%. The decrease was primarily driven by recent dispositions of $14.7 million, partially offset by $11.4 million attributed to assets placed into service to support data capacity expansion and revenue growth and $0.5 million related to recent acquisitions.

Amortization of Intangible Assets

Amortization of intangible assets was $121.0 million for the nine months ended September 30, 2022 compared to $133.1 million for the nine months ended September 30, 2021, a decrease of $12.1 million or 9.1%. The decrease was primarily driven by intangible assets that were fully amortized for the three months ended September 30, 2022 of $13.6 million and recent dispositions of $17.2 million, partially offset by additional amortization of intangible assets incurred in connection with our recent acquisitions of $18.7 million.

Other Operating Income, net

Other operating income, net was $353.7 million for the nine months ended September 30, 2022 compared to $0.0 million for the nine months ended September 30, 2021. The increase was primarily driven by the net gain from our dispositions within our former Energy and Specialized Markets and Verisk Financial Services segments.

Investment Income (Loss)

Investment income was a gain of $7.4 million for the nine months ended September 30, 2022 compared to a gain of $1.3 million for the nine months ended September 30, 2021. The increase was primarily due to impact of foreign currencies.

Interest Expense

Interest expense was $97.6 million for the nine months ended September 30, 2022 compared to $96.8 million for the nine months ended September 30, 2021, a decrease of $0.8 million or 0.8%. The increase in interest expense was primarily due to increased borrowings and higher interest rates on our Revolving Credit Facility, and the addition of a Term Loan Facility during the first quarter of 2022, partially offset by the maturity of our 4.125% senior notes.

Provision for Income Taxes

The provision for income taxes was $205.0 million for the nine months ended September 30, 2022 compared to $186.7 million for the nine months ended September 30, 2021, an increase of $18.3 million or 9.8%. The effective tax rate was 18.7% for the nine months ended September 30, 2022 compared to 26.3% for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was lower than the effective tax rate for the nine months ended September 30, 2021 primarily due to the deferred tax impact of the tax rate increase in the United Kingdom that was enacted and recorded in the prior period. The effective tax rate for the nine months ended September 30, 2022 was also lower than the prior period due to a tax rate benefit in connection with the sale of our environmental health and safety business for which a benefit was recognized for the difference between book and tax basis of our investment. The difference between statutory tax rates and our effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local taxes.

Net Income Margin

The net income margin was 39.4% for the nine months ended September 30, 2022 compared to 23.5% for the nine months ended September 30, 2021. The increase in net income margin was primarily driven by the net gain from our dispositions within the former Energy and Specialized Markets and the Verisk Financial Services segments, as well as a lower effective tax rate as described above.

EBITDA Margin [1]

The EBITDA margin for our consolidated results was 64.7% for the nine months ended September 30, 2022 compared to 49.0% for the nine months ended September 30, 2021. The increase in EBITDA margin was primarily driven by the net gain from dispositions within the former Energy and Specialized Markets and the Verisk Financial Services segments, which positively impacted our margin by 15.3%.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	Total	Total	Total	Total
Net income	$189.5	$204.9	$893.1	$524.5
Depreciation and amortization of fixed assets	51.7	52.1	151.1	153.9
Amortization of intangible assets	36.6	37.6	121.0	133.1
Interest expense	34.5	29.9	97.6	96.8
Provision for income taxes	55.7	54.2	205.0	186.7
EBITDA	$368.0	$378.7	$1,467.8	$1,095.0
Revenue	$745.3	$759.0	$2,267.1	$2,232.6
EBITDA Margin	49.4%	49.9%	64.7%	49.0%

Results of Operations by Segment

On April 8, 2022, the sale of our Financial Services segment was completed, as such, it has been excluded from the results of operations by segment. For more information, please refer to Note 7. Dispositions.

Insurance

Revenues

Revenues for our Insurance segment were $610.1 million for the three months ended September 30, 2022 compared to $557.9 million for the three months ended September 30, 2021, an increase of $52.2 million or 9.4%. Our underwriting & rating revenue increased $45.7 million or 11.7%. Our claims revenue increased $6.5 million or 3.9%.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Percentage change excluding
	2022	2021	change	recent acquisitions
	(in millions)
Underwriting & rating	$436.2	$390.5	11.7%	5.5%
Claims	173.9	167.4	3.9%	1.7%
Total Insurance	$610.1	$557.9	9.4%	4.4%

Our recent acquisitions (Whitespace Software Limited, Ignite Software Systems Limited, Data Driven Safety, LLC, ACTINEO GmbH, Infutor Data Solutions, LLC, and Opta Information Intelligence Corp.) contributed revenues of $27.9 million and the remaining Insurance revenue increased $24.3 million or 4.4%. Our underwriting & rating revenue increased $21.5 million or 5.5%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers in commercial and personal lines. In addition, extreme event solutions and our life solutions contributed to the growth. Our claims revenue increased $2.8 million or 1.7%, primarily due to growth in our claims analytics and workers' compensation claims.

Revenues for our Insurance segment were $1,806.5 million for the nine months ended September 30, 2022 compared to $1,643.5 million for the nine months ended September 30, 2021, an increase of $163.0 million or 9.9%. Our underwriting & rating revenue increased $134.0 million or 11.6%. Our claims revenue increased $29.0 million or 5.9%.

Our revenue by category for the periods presented is set forth below:

	Nine Months Ended September 30,		Percentage	Percentage change excluding
	2022	2021	change	recent acquisitions
	(in millions)
Underwriting & rating	$1,290.0	$1,156.0	11.6%	6.0%
Claims	516.5	$487.5	5.9%	3.7%
Total Insurance	$1,806.5	$1,643.5	9.9%	5.3%

Our recent acquisitions (Whitespace Software Limited, Ignite Software Systems Limited, Data Driven Safety, LLC, ACTINEO GmbH, Infutor Data Solutions, LLC, and Opta Information Intelligence Corp.) contributed revenues of $75.5 million and the remaining Insurance revenue increased $87.5 million or 5.3%. Our underwriting & rating revenue increased $69.6 million or 6.0%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers in commercial and personal lines. In addition, extreme event solutions and our life solutions contributed to the growth. Our claims revenue increased $17.9 million or 3.7%, primarily due to growth in our claims analytics revenue and property estimating solutions.

Cost of Revenues

Cost of revenues for our Insurance segment was $192.2 million for the three months ended September 30, 2022 compared to $176.9 million for the three months ended September 30, 2021, an increase of $15.3 million or 8.6%. Our recent acquisitions within the Insurance segment represented an increase of $14.0 million in cost of revenues. The remaining cost of revenues increased $1.3 million or 0.7% primarily due to increases in information technology expenses of $3.6 million, salaries and employee benefits of $1.1 million, and travel expenses of $0.6 million. These increases were partially offset by decreases in data costs of $1.8 million, professional consulting costs of $0.3 million, and other operating costs of $1.9 million.

Cost of revenues for our Insurance segment was $576.7 million for the nine months ended September 30, 2022 compared to $522.9 million for the nine months ended September 30, 2021, an increase of $53.8 million or 10.3%. Our recent acquisitions within the Insurance segment represented an increase of $37.7 million in cost of revenues. The remaining cost of revenues increased $16.1 million or 3.1% primarily due to increases in information technology expenses of $11.6 million, salaries and employee benefits of $9.8 million, and travel expenses of $2.5 million. These increases were partially offset by decreases in data costs of $4.4 million, professional consulting costs of $0.4 million, and other operating costs of $3.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Insurance segment were $89.9 million for the three months ended September 30, 2022, compared to $69.4 million for the three months ended September 30, 2021, an increase of $20.5 million or 29.5%. Our recent acquisitions accounted for an increase of $10.5 million, which was primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for an increase of $7.6 million. The remaining SGA increase of $2.4 million or 3.2% was primarily due to increases in professional consulting costs of $0.7 million, salaries and employee benefits of $0.6 million, travel expenses of $0.6 million, and other operating of $1.2 million. These increases were partially offset by a decrease in information technology expenses of $0.7 million.

Selling, general and administrative expenses for our Insurance segment were $266.8 million for the nine months ended September 30, 2022, compared to $210.8 million for the nine months ended September 30, 2021, an increase of $56.0 million or 26.6%. Our recent acquisitions accounted for an increase of $34.9 million, which was primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for an increase of $7.6 million. The remaining SGA increase of $13.5 million or 6.2% was primarily due to increases in salaries and employee benefits of $5.0 million, travel expenses of $3.4 million, professional consulting costs of $3.4 million, information technology expenses of $1.2 million, and other operating costs of $0.5 million.

Investment Income (Loss)

Investment income was a gain of $1.3 million for the three months ended September 30, 2022 compared to a loss of $0.1 million for the three months ended September 30, 2021. This was primarily due to the impact of foreign currencies.

Investment income was a gain of $2.5 million for the nine months ended September 30, 2022 compared to a gain of $1.4 million for the nine months ended September 30, 2021. This was primarily due to the impact of foreign currencies.

EBITDA Margin

EBITDA for our Insurance segment was $965.5 million for the nine months ended September 30, 2022 compared to $911.2 million for the nine months ended September 30, 2021. The EBITDA margin for our Insurance segment was 53.4% for the nine months ended September 30, 2022 compared to 55.4% for the nine months ended September 30, 2021. The decrease in EBITDA margin was primarily due to the acquisition-related cost (earn-out) referenced above.

Energy and Specialized Markets

Revenues

Revenues for our Energy and Specialized Markets segment were $135.2 million for the three months ended September 30, 2022 compared to $165.9 million for the three months ended September 30, 2021, a decrease of $30.7 million or 18.5%. Our recent acquisition of Roskill Holdings Limited, and disposition of the environmental health and safety business, within this segment contributed a net decrease in revenues of $28.8 million. The remaining decrease in Energy and Specialized Markets revenue of $1.9 million or 1.4% was primarily due to a modest decrease in our subscription solutions related to our decision to suspend all commercial operations in Russia and a decrease in our energy consulting revenue.

Revenues for our Energy and Specialized Markets segment were $423.0 million for the nine months ended September 30, 2022 compared to $484.4 million for the nine months ended September 30, 2021, a decrease of $61.4 million or 12.7%. Our recent acquisition of Roskill Holdings Limited, and disposition of the environmental health and safety business, within this segment contributed a net decrease in revenues of $58.0 million. The remaining decrease in Energy and Specialized Markets revenue of $3.4 million or 0.9% was primarily due to increases in our subscription and consulting revenue, mitigated by the suspension of all commercial operations in Russia which negatively impacted revenue by approximately $6.8 million.

Cost of Revenues

Cost of revenues for our Energy and Specialized Markets segment was $54.5 million for the three months ended September 30, 2022 compared to $67.3 million for the three months ended September 30, 2021, a decrease of $12.8 million or 19.0%. Our recent acquisition of Roskill Holdings Limited, and disposition of the environmental health and safety business, accounted for a net decrease of $11.5 million. The remaining decrease in cost of revenues of $1.3 million or 2.4% was primarily due to decreases in professional consulting costs of $2.4 million, data costs of $0.3 million, and other operating costs of $0.1 million. These decreases were partially offset by increases in travel expenses of $0.8 million, salaries and employee benefits of $0.4 million, and information technology expenses of $0.3 million.

Cost of revenues for our Energy and Specialized Markets segment was $173.0 million for the nine months ended September 30, 2022 compared to $199.5 million for the nine months ended September 30, 2021, a decrease of $26.5 million or 13.3%. Our recent acquisition of Roskill Holdings Limited, and disposition of the environmental health and safety business, accounted for a net decrease of $24.7 million. The remaining decrease in cost of revenues of $1.8 million or 1.1% was primarily due to decreases in professional consulting costs of $1.9 million, data costs of $1.0 million, salaries and employee benefits of $0.9 million, and other operating costs of $1.4 million. These decreases were partially offset by increases in travel expenses of $1.9 million and information technology expenses of $1.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Energy and Specialized Markets segment were $36.0 million for the three months ended September 30, 2022 compared to $38.3 million for the three months ended September 30, 2021, an increase of $2.3 million or 6.0%. Our recent acquisition of Roskill Holdings Limited, and disposition of the environmental health and safety business, accounted for a net decrease of $2.8 million primarily related to salaries and employee benefits. The remaining increase in SGA of $0.5 million or 1.2% was primarily due to increases in salaries and employee benefits of $0.8 million, and travel expenses of $0.5 million. These increases were partially offset by a decrease in professional consulting costs of $0.2 million, information technology expenses of $0.1 million, and other operating costs of $0.5 million.

Selling, general and administrative expenses for our Energy and Specialized Markets segment were $113.1 million for the nine months ended September 30, 2022 and 2021. Our recent acquisition of Roskill Holdings Limited, and disposition of the environmental health and safety business, accounted for a net decrease of $6.8 million primarily related to salaries and employee benefits. The remaining increase in SGA of $6.8 million or 7.0% was primarily due to increases in salaries and employee benefits of $6.8 million, travel expenses of $1.0 million, professional consulting costs of $0.7 million, and information technology expenses of $0.2 million. These increases were partially offset by a decrease in other operating costs of $1.9 million.

Other Operating (Loss) Income

Other operating loss was $6.4 million for the three months ended September 30, 2022 compared to $0.0 million for the three months ended September 30, 2021. The decrease was primarily driven by the loss on the true up of closing adjustments from the dispositions within the former Energy and Specialized Markets segment.

Other operating income was $447.0 million for the nine months ended September 30, 2022 compared to $0.0 million for the nine months ended September 30, 2021. The increase was primarily driven by the gain from the dispositions within the former Energy and Specialized Markets segment.

Investment Income (Loss)

Investment income (loss) was a gain of $1.8 million for the three months ended September 30, 2022 compared to a gain of $0.2 million for the three months ended September 30, 2021. This was primarily due to the impact on foreign currencies.

Investment income (loss) was a gain of $5.2 million for the nine months ended September 30, 2022 compared to $0.0 million for the nine months ended September 30, 2021. This was primarily due to the impact on foreign currencies.

EBITDA Margin

EBITDA within this segment was $589.1 million for the nine months ended September 30, 2022 compared to $171.8 million for the nine months ended September 30, 2021. The EBITDA margin within this segment was 139.3% for the nine months ended September 30, 2022 compared to 35.5% for the nine months ended September 30, 2021. The increase in EBITDA margin was primarily driven by the gain from the dispositions within the former Energy and Specialized Markets segment, which positively impacted our margin by 105.7%, offset by the suspension of all commercial operations in Russia.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents and available-for-sale securities of $280.6 million and $285.3 million, respectively. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2022 and 2021, we repurchased $1,196.3 million and $400.0 million, respectively, of our common stock. For the nine months ended September 30, 2022 and 2021, we also paid dividends of $147.2 million and $141.0 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $3,415.0 million and $3,310.0 million at September 30, 2022 and December 31, 2021, respectively, and we were in compliance with our financial and other debt covenants.

We have a Credit Facility with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., First Commercial Bank, Ltd., Los Angeles Branch, TD Bank, N.A., and the Northern Trust Company. The Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the Repurchase Program. As of September 30, 2022, we were in compliance with all financial and other debt covenants under the Credit Facility.

As of September 30, 2022 and December 31, 2021, the available capacity under the Credit Facility was $55.2 million and $384.9 million, net of the letters of credit of $4.8 million and $5.1 million, respectively. We had $940.0 million and $610.0 million in borrowings outstanding under the Credit Facility as of September 30, 2022 and December 31, 2021, respectively. Subsequent to September 30, 2022, we have made repayments of $90.0 million and secured an additional $275.0 million in additional capacity on our Credit Facility. As a result of this activity, we now have the ability to draw up to $420.2 million from our Credit Facility.

On September 9, 2022, we extended our $125.0 million Bilateral Term Loan Agreement (the "Term Loan") with Bank of America, N.A for 12 months with an agreed maturity date of September 9, 2023. The Term Loan carries an interest rate of 135 basis points plus the one month BSBY. This loan may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program.

The new extended $125 million Term Loan and $275 million Credit Facility are now subject to the replacement of LIBOR. Interest on the Term Loan is based on BSBY and we have the choice of the Secured Overnight Financing Rate ("SOFR") or the BSBY as part of the additional Credit Facility agreement. As our only current contract that is subject to the LIBOR rate is the existing Credit Facility, the impact will be dependent on what the outstanding borrowing amount is on the Credit Facility and the relevant interest rate that will be contractually applicable. Should we amend or extend our existing Credit Facility to reflect SOFR or BSBY, based on recent borrowings and applicable SOFR, we do not anticipate such an amendment to have a material impact on the business.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Percentage change	2022	2021	Percentage change
	(in millions)			(in millions)
Net cash provided by operating activities	$280.2	$285.2	(1.8)%	$810.0	$967.1	(16.2)%
Net cash (used in) provided by investing activities	$(67.9)	$(87.7)	(22.6)%	$383.2	$(261.2)	(246.7)%
Net cash used in financing activities	$(399.8)	$(169.2)	136.3%	$(1,160.8)	$(617.1)	88.1%

Operating Activities

Net cash provided by operating activities was $280.2 million for the three months ended September 30, 2022 compared to $285.2 million for the three months ended September 30, 2021, a decrease of $5.0 million or 1.8%. The decrease in operating cash was primarily related to the dispositions within the former Energy and Specialized Markets and the Verisk Financial Services segments.

Net cash provided by operating activities was $810.0 million for the nine months ended September 30, 2022 compared to $967.1 million for the nine months ended September 30, 2021, a decrease of $157.1 million or 16.2%. The decrease is related to an increase in tax payments of $119.7 million, and the dispositions within the former Energy and Specialized Markets and Verisk Financial Services segments.

Investing Activities

Net cash used in investing activities of $67.9 million for the three months ended September 30, 2022 was primarily related to capital expenditures of $65.8 million as well as investments in nonpublic companies of $2.1 million. Net cash used in investing activities of $87.7 million for the three months ended September 30, 2021 was primarily related to capital expenditures of $61.4 million, acquisitions and purchase of controlling interest, including escrow funding associated with the acquisitions, of $20.3 million, and investments in nonpublic companies of $6.0 million.

Net cash provided by investing activities of $383.2 million for the nine months ended September 30, 2022 was primarily related to the $1,073.3 million in proceeds from the sale 3E and Verisk Financial Services, partially offset by acquisitions, including escrow funding associated with the acquisitions, of $451.2 million, capital expenditures of $195.0 million, and investments in nonpublic companies of $43.9 million. Net cash used in investing activities of $261.2 million for the nine months ended September 30, 2021 was primarily related to capital expenditures of $183.1 million, acquisitions and purchase of controlling interest, including escrow funding associated with the acquisitions, of $56.6 million, and investments in nonpublic companies of $21.1 million.

Financing Activities

Net cash used in financing activities of $399.8 million for the three months ended September 30, 2022 was primarily driven by repayment of our $350.0 million 4.125% senior notes, repurchases of common stock of $300.0 million, and dividend payments of $48.6 million, partially offset by proceeds, net of repayments of debt under our Credit Facility, of $290.0 million, and proceeds from stock options exercised of $18.6 million. Net cash used in financing activities of $169.2 million for the three months ended September 30, 2021 was primarily driven by repurchases of common stock of $150.0 million, and dividend payments of $46.8 million, partially offset by net proceeds from our Credit Facility of $15.0 million and proceeds from stock options exercised of $23.9 million.

Net cash used in financing activities of $1,160.8 million for the nine months ended September 30, 2022 was primarily driven by repurchases of common stock of $1,196.3 million, repayment of our $350.0 million 4.125% senior notes on September 12, 2022, dividend payments of $147.2 million, and net share settlements of taxes on restricted stock of $20.4 million, partially offset by proceeds, net of repayments of debt under our Credit Facility, of $330.0 million, proceeds under our term loan facility of $125.0 million, and proceeds from stock options exercised of $111.6 million. Net cash used in financing activities of $617.1 million for the nine months ended September 30, 2021 was primarily driven by repayment of our $450.0 million 5.800% senior notes, repurchases of common stock of $400.0 million, dividend payments of $141.0 million, partially offset by net proceeds from our Credit Facility of $355.0 million and proceeds from stock options exercised of $44.9 million.

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

Market risks at September 30, 2022 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 22, 2022.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 16 to our condensed consolidated financial statements for the nine months ended September 30, 2022 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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

Issuer Purchases of Equity Securities

Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. As of September 30, 2022, we had $407.5 million available to repurchase shares, inclusive of the $1,000.0 million authorization approved by the board on February 16, 2022. Our share repurchases for the quarter ended September 30, 2022 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
July 1, 2022 through July 31, 2022	1,386,562	(1)	$173.09	(1)	1,386,562	$407.5
August 1, 2022 through August 31, 2022	—		$—		—	$407.5
September 1, 2022 through September 30, 2022	217,024	(1)	$187.08	(1)	217,024	$407.5
	1,603,586	(1)	$187.08	(1)	1,603,586

(1) In June 2022, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $300.0 million with Citibank, N.A. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $300.0 million in July 2022, we received 1,386,562 shares of our common stock at a price of $173.09 per share. Upon the final settlement in September 2022, we received an additional 217,024 shares as determined by the daily volume weighted average share price of our common stock during the term of the ASR agreement, bringing the total shares received under this ASR agreement to 1,603,586 and a final average price paid of $187.08 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated Loan Agreement dated September 9, 2022 among Verisk Analytics, Inc., as borrower, and Bank of America N.A., as the initial lender and administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 15, 2022).
10.2	Equity Purchase Agreement, dated as of October 28, 2022, by and between Verisk Analytics, Inc. and Planet Jersey Buyer Ltd (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report filed on October 31, 2022)
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: November 1, 2022	By:	/s/ Elizabeth D. Mann
Elizabeth D. Mann
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)