Form 10-K
period 2022-12-31
Verisk Analytics, Inc.
filed 2023-02-28
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment on the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $26,458,185,993 based on the closing price reported on the NASDAQ Global Select Market on such date.

As of February 24, 2023, there were 154,695,842 shares outstanding of the registrant's Common Stock, par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.

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

Our Company

Verisk is a leading data analytics provider serving customers in the insurance and energy market until February 1, 2023 when we completed the sale of our energy business. We also divested our specialized markets and financial services businesses in March 2022 and April 2022, respectively.

 Using advanced technologies to collect and analyze billions of records, we draw on unique data assets and deep domain expertise to provide innovations that may be integrated into customer workflows. We offer predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe, weather risk, and many other fields. In the United States ("U.S.") and around the world, we help customers protect people, property, and financial assets.

Our customers use our solutions to make better decisions about risk and opportunities with greater efficiency and discipline. We refer to these products and services as solutions due to the integration among our services and the flexibility that enables our customers to purchase components or a comprehensive package. These solutions take various forms, including proprietary data assets, expert industry insight, statistical models, tailored analytic object, and robust software platforms all designed to allow our customers to make more informed risk decisions. We believe our solutions for analyzing risk have a positive impact on our customers’ revenues and help them better manage their costs. In 2022, our customers included all of the top 100 property and casualty ("P&C") insurance providers in the U.S. for the lines of P&C services we offer. We believe that our commitment to our customers and the embedded nature of our solutions serve to strengthen and extend our relationships.

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

•Deep Domain Expertise - We have specialized and in-depth knowledge in insurance and risk management. We understand that different verticals require different approaches, and our deep domain expertise adds value to our analytics in the markets we serve.

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

We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically prepaid and represented over 81% of our revenues in 2022.

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

Segments

Our operating segments have historically been Insurance, Energy and Specialized Markets, and Financial Services. On March 11, 2022 and April 8, 2022, we sold our environmental health and safety business, which represented the “specialized markets” in our Energy and Specialized Markets segment, and our Financial Services segment, respectively. We assessed the sale of our environmental health and safety business and Financial Services segment per the guidance in ASC 205-20, Discontinued Operations, and determined that the transactions did not qualify as a discontinued operation because they did not, quantitatively or qualitatively, represent a strategic shift that has or will have a major effect on our operations and financial results. On October 28, 2022, we also entered into an equity purchase agreement to sell Wood Mackenzie, Inc. and Verisk New UK Holdco LP (together with their respective subsidiaries, our "Energy business"). The transaction closed on February 1, 2023. The Energy business qualified as held for sale in the fourth quarter of 2022 and was classified as a discontinued operation per the guidance in ASC 205-20, Discontinued Operations, as we determined that this transaction represents a strategic shift that has or will have a major effect on our operations and financial results. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations and assets and liabilities held for sale for all periods presented. Results of our Energy business are reported as a discontinued operation for the year ended December 31, 2022 and for all prior periods presented. See Note 11. Dispositions and Discontinued Operation for further discussion.

Insurance Segment

Our Insurance segment primarily serves our P&C insurance customers and focuses on the prediction of loss, the selection and pricing of risk, and compliance with their reporting requirements in each U.S. state in which they operate. We also develop and utilize machine learned and artificially intelligent models to forecast scenarios and produce both standard and customized analytics that help our customers better manage their businesses, including detecting fraud before and after a loss event and quantifying losses. Our customers include most of the P&C insurance providers in the U.S. In recent years, we have expanded our offerings to also serve certain non-U.S. markets. Additionally, we have expanded into the markets of life insurance and annuities via our December 2019 acquisition of FAST and marketing via our acquisitions, which are known collectively as Marketing Solutions, of Jornaya in 2020, Contact State in 2021, and Infutor in 2022. FAST enables the transformation of the industry across the policy lifecycle through no-code technology, data analytics, and modeling, and Marketing Solutions focuses on differentiated data that helps insurers drive top-line growth and marketing budget savings through more personalized, timely interactions with prospects and customers.

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

Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements, and policy writing support language that assist our customers in understanding the risks they assume and the coverages they offer. With these policy programs, insurers also benefit from economies of scale. We have more than 211 specialized lawyers and insurance experts reviewing changes in each state’s insurance rules and regulations, including an average of approximately 8,200 legislative actions, 7,400 regulatory actions, and 2,000 court decisions per year, to make any required changes to our policy language and rating information.

To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowners line of insurance, we maintain policy language and rules for 6 basic coverages, 438 national endorsements, and 640 state-specific endorsements.

The P&C insurance industry is heavily regulated in the U.S.; P&C insurers are required to collect statistical data about their premiums and losses and to report that data to regulators in every state in which they operate. Our statistical agent services have enabled P&C insurers to meet those regulatory requirements for more than 50 years. We aggregate the data, and as a licensed or appointed “statistical agent” in all 50 states, Puerto Rico, and the District of Columbia, we report those statistics to insurance regulators. We are able to capture significant economies of scale given the level of penetration of this service within the U.S. P&C insurance industry.

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

In 2021 alone, P&C insurers sent us approximately 2.3 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain a database of more than 32.4 billion statistical records, including approximately 8.7 billion commercial lines records and approximately 23.7 billion personal lines records. We collect unit transaction detail of each premium and loss record, which enhances the validity, reliability, and accuracy of our data sets and our actuarial analyses. Our proprietary quality process includes more than 2,900 separate checks to ensure that the data meets our high standards of quality.

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

We gather information on individual properties and communities so that insurers can use our information to evaluate and price personal and commercial property insurance, as well as commercial liability insurance. Our property-specific rating and underwriting information allows our customers to understand, quantify, underwrite, mitigate, and avoid potential loss for residential and commercial properties. Our database contains data and analytics on approximately 15.7 million commercial properties in the U.S. We have a staff of approximately 500 field representatives strategically located around the U.S. who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits more than 317,000 commercial properties to collect information on new buildings and verify building attributes.

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

We also provide proprietary analytic measures of the ability of individual communities to mitigate losses from important perils. Nearly every property insurer in the U.S. uses our evaluations of community firefighting capabilities to help determine premiums for fire insurance throughout the country. We provide field-verified and validated data on the fire protection services for approximately 37,000 fire response jurisdictions. We also offer services to evaluate the effectiveness of community enforcement of building codes and the efforts of communities to mitigate damage from flooding. Further, we provide information on the insurance rating territories, premium taxes, crime risk, and hazards of windstorm, earthquake, wildfire, and other perils. To supplement our data on specific commercial properties and individual communities, we have assembled, from a variety of internal and third-party sources, information on hazards related to geographic locations representing every postal address in the U.S. Insurers use this information not only for policy quoting but also for analyzing risk concentration in geographical areas. We also make our data and analytics available to commercial real estate lenders to allow them to better understand risks associated with people they lend against.

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

Our claims database is one of the key tools in the fight against insurance fraud. The benefits of a single all-claims database include improved efficiency in reporting data and searching for information, enhanced capabilities for detecting suspicious claims, and superior information for investigating fraudulent claims, suspicious individuals, and possible fraud rings. Our database also helps insurers fulfill their regulatory compliance reporting requirements at both the state and federal levels for delinquent child support liens and other required checks. The database contains information for more than 1.6 billion claim records and is the world’s largest database of P&C claims information used for claims processing and investigations. Insurers and other participants submit more than 175,500 new claims a day on average across all U.S. P&C insurance industry categories.

We also offer solutions to help the P&C industry comply with the federal Medicare Secondary Payer ("MSP") Statute, which mandates claims data reporting, conditional payments liabilities repayment, and ongoing protection of the Medicare Trust Fund. Our solutions include highly accurate Medicare reporting customized to the way insurers, self-insured employers, and third-party administrators ("TPAs") do business. We also provide integrated conditional payment processing and a full range of Medicare Set-Aside ("MSA") services. We have services that automatically extract unstructured medical records and demand packages for easy, efficient review and analysis. In addition to full compliance support-including First Report of Injury ("FROI")/Subsequent Report of Injury ("SROI") and other Electronic Data Interchange ("EDI") reporting-claims professionals can also access robust analytic solutions for workers' compensation and liability claims and leverage litigation analytics for improved claim results.

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

Energy and Specialized Markets Segment

Up until the conclusion of the Energy Sale on February 1, 2023, we were a leading provider of data analytics across the natural resources value chain including the global energy, chemicals, metals and mining, and power and renewables sectors. We delivered analysis and advice on assets, companies, governments, and markets based on proprietary near real time data as well as historic information. This enabled us to offer a comprehensive and integrated analysis of relevant commodities to our customers. We provided research and consulting services focusing on supporting customer capital allocation decisions, asset valuation and benchmarking, commodity markets, and corporate analysis. We offered consultancy in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support.

We differentiated our solutions in the market by continuously gathering and managing proprietary information, insight, and analysis on thousands of oil and gas assets, wind turbines and solar assets, mines, refineries, and other assets, as well as detailed assessments of the market fundamentals across each value chain. These market insights helped our customers achieve operational excellence, increase profitability and optimize business performance. And our experts applied the data and worked directly with customers to address their business challenges.

Before the sale of our specialized markets on March 11, 2022, we offered a comprehensive suite of data and information services that enable improved compliance with global environmental health and safety ("EH&S") requirements related to the safe manufacturing, distribution, transportation, usage, and disposal of chemicals and products. From the supply chain or solutions life cycle, we delivered a program specific to the EH&S compliance information and management needs of our customers. Our full-solutions life cycle and cross-supply chain approach provided a single, integrated solution for managing customers' EH&S capabilities, which resulted in improved processes and reduced cost, risk, and liability.

Financial Services

Before the sale of Financials Services Segment on April 8, 2022, we maintained the largest bank account consortia to provide competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators, and merchants enabling better strategy, marketing, and risk decisions. We delivered unique products and services to an expanding customer base that valued the comprehensiveness of our data and solutions as well as our full wallet-spend view of a consumer. Complementing this, we leveraged our partnerships with processors and credit bureaus not only to augment the richness of our data but also to provided expanded solutions across the broad span of consumer banking and retail products.

Our Growth Strategy

Over the past five years, we have grown our revenues through the successful execution of our business plan. Those results reflect strong organic revenue growth, new product development, and acquisitions. We have made, and continue to make, investments in people, data sets, analytic solutions, technology, and complementary businesses. The key components of our strategy include the following:

Increase Solution Penetration with Customers. We expect to expand the application of our solutions in customers’ internal processes. Building on our deep knowledge of and embedded position in, various industries, we expect to sell more solutions to existing customers tailored to individual market segments. By increasing the breadth and relevance of our offerings, we believe that we can strengthen our relationships with customers and increase our value to their decision making in critical ways. We have opportunities to expand solution penetration to our insurance customers.

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

Leverage Our Intellectual Capital to Expand into Adjacent Markets and New Customer Sectors. Our organization is built on more than five decades of intellectual property in risk management. We believe we can continue to expand the use of our intellectual capital profitably and apply our analytic methods in new insurance-related markets where significant opportunities for long-term growth exist. We also continue to pursue growth through targeted international expansion.

Pursue Strategic Acquisitions That Complement Our Leadership Positions. We will continue to expand our data and analytics capabilities. While we expect this will occur primarily through organic growth, we have acquired and will continue to acquire assets and businesses that strengthen our value proposition to customers. We have developed an internal capability to source, evaluate, and integrate acquisitions that have created value for shareholders.

Our Customers

The customers in our Insurance segment for the lines of P&C services we offer include the top 100 P&C insurance providers in the U.S. as well as domestic InsurTech companies and insurers in international markets. A substantial majority of P&C insurance providers in the U.S. use our statistical agent services to report to regulators, and the majority of insurers and reinsurers in the U.S. use our actuarial services and industry-standard insurance programs. In addition, certain agencies of the federal government as well as county and state governmental agencies and organizations use our solutions to help satisfy government needs for risk assessment and emergency response information. For life and annuity insurers, we offer digital solutions including electronic applications and policy administration systems to enable automated/accelerated triage, underwriting, fraud detection, and modeling. Our claims database serves thousands of customers, representing approximately 90% of the P&C insurance industry by premium volume, approximately 500 self-insurers, approximately 400 third party administrators, several state fraud bureaus, and many law enforcement agencies involved in the investigation and prosecution of insurance fraud. We estimate that more than 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair cost estimation pricing data.

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

Development of New Solutions

We take a market-focused team approach to developing our solutions. Our operating units are responsible for developing, reviewing, and enhancing our various products and services. Our data management and production team designs and manages our processes and systems for market data procurement, proprietary data production, and quality control. Our teams support our efforts to create new information and products from available data and explore new methods of collecting data. We are focused on understanding and documenting business unit and corporate data assets and data issues, sharing and combining data assets across the enterprise, creating an enterprise data strategy, facilitating research and product development, and promoting cross-enterprise communication.

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

We add to our offerings through an active acquisition program. Since 2018, we have acquired 26 businesses, which have allowed us to enter new markets, offer new solutions, and enhance the value of existing services with additional proprietary sources of data.

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

To provide account management to our largest customers, we divide our customers into three groups. Tier One (“Client Engagement Accounts") comprises our largest customers. Tier Two (“Strategic Accounts") represents both large and middle-market customer groups. Tier Three is composed of small and specialized companies that may represent one line of business, may be regionally focused, or are recent new entrants into the marketplace. In Tier One and Tier Two segments, we have sales teams organized by the following specialties: personal or commercial lines underwriting and pricing, claims, and catastrophe risk. In the Tier Three segment, we assign a sales generalist with overall account management responsibility. Our tiered approach has proven to be a successful sales model and approach to building customer relationships. Our senior executives regularly engage with the senior management of our customers to ensure customer satisfaction and strategic alignment and to support mutual partnership innovation opportunities.

Salespeople participate in both sales and customer service activities. They provide direct support, interacting frequently with assigned customers to ensure a satisfactory experience using our services. Salespeople primarily seek out new sales opportunities and work with the various product teams to coordinate sales activities and ensure our solutions fit the customer's needs. We believe our salespeople’s product knowledge, skills to develop relationships of trust, and local presence differentiate us from our competition. Subject matter experts work with salespeople on specific opportunities for their assigned products and segments. Salespeople manage the overall sales process and subject matter experts manage the rigorous integration and functional fit discussions to ensure mutual success and satisfaction. Both salespeople and technical consultants have responsibility for identifying new sales opportunities as well as handling renewals of existing business. A team approach and a common customer relationship management system allow for effective coordination among the groups.

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

Intellectual Property

We own a significant number of intellectual property rights, including copyrights, trademarks, trade secrets, and patents. Specifically, our policy language, insurance manuals, software, and databases are protected by both registered and common law copyrights; and the licensing of those materials to our customers for their use represents a large portion of our revenue. We also own in excess of 700 trademarks in the U.S. and foreign countries, including the names of our products and services and our logos and tag lines, many of which are registered. We believe many of our trademarks, trade names, service marks, and logos to be of material importance to our business, as they assist our customers in identifying our products and services and the quality that stands behind them. We consider our intellectual property to be proprietary, and we rely on a combination of statutory (for example, copyright, trademark, trade secret, and patent) and contractual safeguards in a comprehensive intellectual property enforcement program to protect it wherever it is used.

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

Human Capital

Our global workforce is united by our mission to serve, add value, and innovate for our customers. We continue to invest in our people worldwide by encouraging all employees to reach their full potential through our focus on learning, providing competitive compensation and benefits, and our culture anchored on innovation, collaboration, and inclusion.

As a knowledge-based business, we carefully integrate the skills and talents of approximately 7,000 employees worldwide as of December 31, 2022. Most of our highly credentialed team holds advanced degrees and professional certifications specializing in actuarial science, chemistry and physics, commercial banking and finance, commodity analytics, data science and artificial intelligence, economics, engineering, GIS mapping, meteorology, natural resources, predictive analytics, supply chain, and other fields.

Approximately 66% of our employees are based in the United States, 13% in the United Kingdom, 6% in India, with the remainder serving in 20 other countries across the globe.

Very few of our employees are represented by unions or subject to collective bargaining agreements, only a small number of employees in Germany who are represented by a works council. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

We support and work to inspire our people with a collaborative and engaging culture, and career development and learning opportunities at all levels, competitive compensation and benefits, an ongoing focus on well-being, and responsive leadership. Starting in 2021, we have introduced a common global wellbeing day across the enterprise to recognize the importance of the total wellbeing of our workforce. In addition, in 2022, we have introduced Juneteenth, as a U.S. holiday to recognize this significant milestone in U.S. history.

We have a culture of continuous learning and improvement. In 2022, we introduced a continuous approach to performance management, supported by a new user-friendly platform and guidance. Each quarter, employees and managers were provided with customized training and were prompted to review and discuss goals, progress, and ways to grow and develop. We also continue to curate self-paced learning resources and create real-time opportunities for employees to take charge of their development and learn from each other. All employees have access to our world-class virtual learning platform, which features thousands of of courses taught by industry experts, ranging from public speaking, to balancing work and personal life, to data science fundamentals. Course enrollments are up 26% at nearly 49,808 for the full year.

Our leadership development programs are tailored to leaders ranging from first-time managers to senior executives. In 2022, we focused our programming on essential leadership skills and invited people managers globally to a two-part Leadership Accelerator series. During the virtual sessions and applied practice that followed, 75% of all people managers participated to learn how to increase trust and purpose, and how to coach and give difficult feedback in support of employee growth. Separately, we piloted new managers program with the goal to provide training within a manager's first three months in their role.

We offer competitive salaries, short and long-term incentives and the opportunity for advancement. In addition, our program includes paid time off (“PTO”), flextime and telecommuting options, and a 401(k) program with a 100% company cash match (up to 6%). We also offer health insurance plans, no-cost life insurance equivalent to annual salary (with the option to purchase more), a discounted stock purchase program, a variety of physical, mental, and financial well-being offerings and resources, and more. Terms vary by business unit and country.

Employees can also take advantage of our employee networks, grassroots groups that help support diversity-related programs and events and promote an inclusive community. As of 2022, there were eight networks: the Verisk Women's Network, the Verisk Pride Network, the Verisk Veterans and Military Service Members Network, the Verisk REACH Network (dedicated to empowering Black employees), the Verisk Parents Network, the Verisk Unidos Network (promoting awareness of Hispanic and Latinx culture), the Verisk Asian Network, and the Verisk Accessibility Network.

The enterprise sponsored over 50 special events in 2022 through our various employee network groups focused on helping our employees find ways to continue conversations that center around equality and inclusion and the employee experience. Included in these events were webcasts, panel discussions, book clubs, fundraisers and activities centered around celebratory months. We also held a Day of Understanding with open discussions on topics such as Roe v. Wade, Hate Crimes, Immigration, Accessibility, and LGBTQ+ experiences.

To support our goal to have a workforce that reflects the diversity of the communities we operate in, our Board of Directors adopted our revised Statement on Racial Equity and Diversity in 2022. Its purpose is to confront and overcome barriers to individual achievement based on race, ethnicity, gender, sexual orientation, identity, and beliefs.

We continually strive to encourage collaboration throughout the organization, involve and empower all of our employees, and develop a diverse workforce. Surveys conducted by outside organizations and our annual employee engagement survey measure our progress against these critical metrics. Starting in 2022, we evaluated our senior leaders against an enterprise goal to attract and retain diverse talent across the globe. The performance goal is linked to leaders' annual compensation and leaders' performance will be assessed by the senior operating committee.

The health and safety of our people working around the globe is a top priority, and our facilities worldwide follow rigorous, internally and externally audited, occupational health and safety policies. We also recognize that protecting the health, safety and wellbeing of our employees is crucial to our ability to continue to address the impact of the global COVID-19 pandemic.

The majority of our people worked remotely in 2021 but moved to a hybrid work policy in 2022 with at least 2 days in the office. We saw increased collaboration and engagement as a result of this move.

Our employee engagement score for 2022 is at 77%. Verisk continues to be recognized for our outstanding workplace culture by Great Place to Work® in the U.S., the United Kingdom, India, Spain, and was recognized for the first time in Poland. We are also earning recognition from UK's Best Workplaces in Tach and Malaga's Best Workplaces.  The Great Place to Work Institute is a global authority on high-trust, high-performance workplaces. To create an outstanding employee experience, leaders understand and act on their results and insights, and continuously communicate with employees through town halls and local engagement events.

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

Available Information

We maintain an Investor Relations website on the Internet at investor.verisk.com. We make available free of charge on or through this website, our annual, quarterly, and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). For access to the filings, click the “SEC Filings” link on the “Financials” tab on our Investor Relations homepage. The contents of our website are not incorporated into this filing. Verisk trades on the NASDAQ Global Market in the Nasdaq Global Select Market segment under the ticker symbol “VRSK.” Our stock was first publicly traded on October 7, 2009.

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

Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2022, approximately 69% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, our invoices for certain of our solutions are linked in part to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry that are beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions.

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

In order to finance acquisitions, which are an important part of our long-term growth strategy, we may incur substantial additional indebtedness and such increased leverage could adversely affect our business. In particular, the increased leverage could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue other operational and strategic opportunities. Further, the Federal Reserve has increased its benchmark interest rate multiple times in 2022 in a bid to reduce rising inflation rates in the United States, and it is expected that additional rate hikes may be adopted in the future. These interest rate increases have resulted in higher short-term and long-term borrowing costs. The increased leverage, potential lack of access to financing and increased expenses could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As a result of our operations outside of the U.S., we face greater exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. Our operating results could be negatively affected depending on the amount of revenue and expense denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses, and other operating results, when remeasured in U.S. dollars, may differ materially from expectations. Although we may apply certain strategies to mitigate foreign currency risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Risks Related to Our Common Stock

If there are substantial sales of our common stock, our stock price could decline.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive. As of December 31, 2022, our ten largest shareholders owned 40.3% of our common stock, including 2.5% of our common stock owned by our Employee Stock Ownership Plan or ESOP. Such stockholders are able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.

Pursuant to our equity incentive plans, options to purchase approximately 4,037,798 shares of common stock were outstanding as of February 24, 2023. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.

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

In addition, Section 203 of the Delaware General Corporation Law may inhibit potential acquisition bids for us. As a public company, we are subject to Section 203, which regulates corporate acquisitions and limits the ability of a holder of 15% or more of our stock from acquiring the rest of our stock. Under Delaware law, a corporation may opt out of the anti-takeover provisions, but we do not intend to do so.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our headquarters are in Jersey City, New Jersey. As of December 31, 2022, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	352,765	December 31, 2033
Lehi, Utah	200,000	January 31, 2024
Boston, Massachusetts	115,271	November 30, 2030
London, United Kingdom	50,677	November 29, 2030
Houston, Texas	45,867	April 30, 2034

We also lease offices in 21 states in the U.S., and offices outside the U.S. to support our international operations in Australia, Bahrain, Brazil, Canada, China, Costa Rica, Czech Republic, Denmark, France, Germany, India, Indonesia, Ireland, Israel, Italy, Japan, Kazakhstan, Malaysia, Mexico, Nepal, Netherlands, Poland, Singapore, South Korea, Spain, the United Arab Emirates, and the U.K.

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

Market Information

Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. As of February 24, 2023, there were approximately 76 stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of common stock is held in “street name” by brokers.

On February 16, 2022, April 27, 2022, July 27, 2022, and October 26, 2022, our Board approved a cash dividend of $0.31 per share of common stock issued and outstanding to the holders of record as of March 15, 2022, June 15, 2022, September 15, 2022, and December 15, 2022, respectively. Cash dividends of $195.2 million and $188.2 million were paid during the years ended December 31, 2022 and 2021 and recorded as a reduction to retained earnings, respectively. We have a publicly announced share repurchase plan and repurchased a total of 73,354,544 shares since our IPO through December 31, 2022. As of December 31, 2022, we had 389,301,902 shares of treasury stock.

Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested in our common stock, with the cumulative total return on $100 invested in the S&P 500 index and an aggregate of peer issuers in our industry. The peer issuers used for this graph are Black Knight, Inc., CoreLogic Inc. (as of June 3, 2021, CoreLogic was no longer a publicly-traded company), CoStar Group Inc., Equifax Inc., Fair Isaac Corp., Gartner, Inc., Global Payments, Inc., IHS Markit (as of February 26, 2022, IHS Markit was no longer a publicly-traded company), Intercontinental Exchange, Inc., Jack Henry & Associates Inc., Moody’s Corporation, MSCI Inc., S&P Global, and TransUnion. The graph assumes that the value of investment in our common stock and each index was $100 at December 31, 2017 and that all cash dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

Assumes $100 Invested on December 31, 2017

Assumes Dividend Reinvested

Fiscal Year Ended December 31, 2022

Recent Sales of Unregistered Securities

We had no unregistered sales of equity securities during 2022.

Issuer Purchases of Equity Securities

Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. As of December 31, 2022, we had $441.3 million available to repurchase shares, inclusive of the $1,000 million authorization approved by the board on February 16, 2022 and $500 million authorization approved by the board on November 8, 2022. Our share repurchases for the quarter-ended December 31, 2022 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
October 1, 2022 through October 31, 2022	469,126	(1)	$170.53	(1)	469,126	$307.5
November 1, 2022 through November 30, 2022	353,069		$180.04		353,069	$763.9
December 1, 2022 through December 31, 2022	1,561,472	(1,2)	$182.56	(1,2)	1,561,472	$441.3
	2,383,667	(1,2)	$179.82	(1,2)	2,383,667

_______________

(1) In September 2022, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $100.0 million with HSBC Bank USA, N.A. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $100.0 million on October 3, 2022, we received 469,126 shares of our common stock at a price of $170.53 per share. Upon final settlement in December 2022, we received an additional 108,508 shares as determined by the daily volume weighted average share price of our common stock during the term of the ASR agreement, bringing the total shares received under this ASR agreement to 577,634 and a final average price paid of $173.12 per share.

(2) In December 2022, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $250.0 million with Bank of America USA, NA. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $250.0 million on December 14, 2022, we received 1,168,224 shares of our common stock at a price of $182.01 per share, representing an initial delivery of approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in February of 2023, we received additional shares of 247,487 as determined by the daily volume weighted average share price of our common stock of $176.68 during the term of this ASR agreement.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” New risks and uncertainties come up from time to time, and it is impossible to predict these events or how they may affect us. We have no obligation to update any forward-looking statements after the date hereof, except as required by applicable federal securities law. This discussion includes a comparison of our results of operations, liquidity and capital resources, financing and financing capacity and cash flow for the years ended December 31, 2022 and 2021.

We are a leading data analytics provider serving customers in the insurance markets. Using advanced technologies to collect and analyze billions of records, we draw on unique data assets and deep domain expertise to provide innovations that may be integrated into customer workflows. We offer predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, global risk analytics, and many other fields. In the U.S., and around the world, we help customers protect people, property, and financial assets. Refer to Item 1. Business for further discussion.

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

Recent Developments

               On October 28, 2022, we entered into an equity purchase agreement to sell our Energy business to Planet Jersey Buyer Ltd, an entity that was formed on behalf of, and is controlled by, The Veritas Capital Fund VIII, L.P. and its affiliated funds and entities (“Veritas Capital”), for a purchase price of $3,100.0 million (subject to customary purchase price adjustments for, among other things, the cash, working capital and indebtedness of the Energy business as of the closing) and up to $200 million of additional contingent cash consideration based on Veritas Capital’s future return on its investment paid through a Class C Partnership interest. This transaction closed on February 1, 2023. The Energy business qualified as held for sale in the fourth quarter of 2022 and was classified as a discontinued operation per the guidance in ASC 205-20, Discontinued Operations, as we determined, qualitatively and quantitatively, that this transaction represents a strategic shift that has or will have a major effect on our operations and financial results. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations and as held for sale assets and liabilities on our balance sheet for all periods presented.

On February 1, 2023, we entered into an agreement to acquire Mavera for a net cash purchase price of $29.3 million, of which $4.2 million represents indemnity escrows. Mavera is a Sweden-based InsurTech firm with a strong regional presence and established customer base for its personal injury claims management platform. Mavera will support our expansion in continental Europe and its continued growth as a technology and analytics partner to the global insurance industry.

On January 17, 2023 and February 1, 2023, we made repayments of $20 million and $970 million, respectively, under the Syndicated Credit Facility. As a result of this activity, we now have the ability to draw up to $995.6 million from our Syndicated Credit Facility.

Subsequent to December 31, 2022, the outstanding borrowings under the Bilateral Term Loan Facility of $125.0 million and the Bilateral Revolving Credit Facility of $275.0 million were repaid.

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

Revenues

Our Insurance segment provides underwriting and ratings, and claims insurance data for the U.S. P&C insurance industry. This segment's revenues represented approximately 98% and 90% of our revenues for the years ended December 31, 2022 and 2021, respectively. Our customers in this segment include most of the P&C insurance providers in the U.S. Our former Energy and Specialized Markets segment no longer includes the Energy business as it was classified as a discontinued operation in the fourth quarter of 2022. The Energy and Specialized Markets segment consists of our environmental health and safety business, which was sold on March 11, 2022. Our former Energy and Specialized Markets segment's revenues represented approximately 1% and 5% of our revenues for the years ended December 31, 2022 and 2021. Our former Financial Services segment provided competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators and merchants. Our former Financial Services segment's revenues represented approximately 1% and 5% of our revenues for the years ended December 31, 2022 and 2021, respectively.

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. Approximately 81% of the revenues in our Insurance segment for the years ended December 31, 2022 and 2021 were derived from hosted subscriptions through agreements (generally one to five years) for our solutions.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the years ended December 31, 2022 and 2021, approximately 19% of our consolidated revenues were derived from providing transactional and advisory/consulting solutions.

Principal Operating Costs and Expenses

Personnel expenses are a major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 59.2% and 56.3% of ourtotal operating expenses (excluding gains/losses related to dispositions) for each of the years ended December 31, 2022 and 2021, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Trends Affecting Our Business

A significant change in P&C insurers’ profitability could affect the demand for our solutions. For insurers, the keys to profitability include increasing investment income, premium growth and disciplined and accurate underwriting of risks. Growth in P&C insurers’ direct written premiums is cyclical, with total industry premium growth receding from a peak of 14.8% in 2002 to a trough of negative 3.1% in 2009 and subsequently recovering to 5.1% in 2019. In 2020, industry premium growth declined to 2.3% due to the COVID-19 pandemic. Direct premium growth accelerated to 9.5% in 2021 indicating a recovery from the COVID-19 pandemic. Based on the most recent results available, direct written premiums continued to grow in 2022. As the pandemic related issues continue winding down, new economic concerns such as inflation and rising interest rates have risen to the fore. Despite increasing interest rates in 2022, the annualized yield on investments (not attributable to cash transfers from outside the P/C industry) is 2.5% as of nine-months 2022, down from the 2.6% yield for year-end 2021. Both recent results are lower than the historical 15-year average of 3.4%, showing that yields have yet to follow the trend in interest rates.

From 2020 to 2022, insurers were also challenged by heightened catastrophic losses associated with a record number of events that ISO's Property Claims Service had classified as catastrophes. The catastrophes of 2020 included hurricane Laura and the Midwest derecho, as well as multiple wildfires in the Western states, while the most notable events of 2021 included the winter storm in February that left much of Texas without power and Hurricane Ida in August. Calendar year 2022 was marked by Hurricane Ian in September, the deadliest hurricane to strike Florida since 1935. All three of these hurricanes - Laura, Ida, and Ian - are among the strongest hurricanes to ever make landfall in the United States. In Florida specifically, the high overall claim risk, as evidenced by Ian, combined with the litigious environment poses an even greater risk to insurers who have faced two consecutive years with significant net underwriting losses. In California, the Department of Insurance enacted regulations for wildfire mitigation discounts in rating plans and wildfire risk models in response to an insurance affordability crisis in wildfire prone areas. We continue to provide the necessary coverages and data and analytics to meet the changing needs of communities, regulators and insurers as illustrated by these events.

In response to rising inflation, carriers are working to reset pricing to fix loss ratios and improve profitability. This has slowed their marketing spend for customer acquisition. Until premium pricing adjustments take effect and profitability improves, carriers are refraining from spending to drive new policy volume, creating short term impacts on demand and volume for our Marketing Solutions offerings and auto underwriting solutions.

Trends in catastrophe and non-catastrophe losses (such as from weather, climate, casualty, terrorism, pandemics, and tsunamis) can have an effect on our customers’ profitability, and therefore on their appetite for buying analytics to help them manage their risks. Any increase or decrease in frequency or severity of these events over time could lead to an increased or decreased demand for our catastrophe modeling, catastrophe loss information, and repair cost solutions. Likewise, any structural changes in the reinsurance and related brokerage industry from alternative capital or newer technologies could affect demand for our products. We also have a portion of our revenue related to the number of claims processed due to losses, which can be impacted by seasonal storm activity. The need by our customers to fight insurance fraud - both in claims and at policy inception - could lead to increased demand for our underwriting and claims solutions.

In the life insurance market, carriers are looking to modernize and digitize their core platforms, as well as offer streamlined underwriting decision-making process to expand the number of policies, which can be offered more rapidly, and without cumbersome medical tests. Our no-code modular technology stack and advanced analytics (such as using electronic health records to model mortality and detecting of tobacco use through voice analysis) enable the digital transformation of our customers' core infrastructure and automate their decision-making processes across the policy lifecycle.

Description of Acquisitions

We acquired thirteen businesses since January 1, 2020. These acquisitions affect the comparability of our consolidated results of operations between periods. See a description of our 2022 acquisitions below and Note 10. Acquisitions to our consolidated financial statements included in this annual report on Form 10-K for further discussions.

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

On February 11, 2022, we acquired 100 percent of the membership interest of Infutor Data Solutions ("Infutor") for a net cash purchase price of $220.7 million excluding working capital adjustments, of which $1.5 million represents a working capital escrow, plus a contingent earn-out payment of up to $25.0 million subject to the achievement of certain revenue and other performance targets. Infutor, a leading provider of identity resolution and consumer intelligence data, has become part of the underwriting & rating category within our Insurance segment. We believe this acquisition further enhances Verisk's marketing solutions offerings to companies across several industries, including the insurance industry.

Description of Dispositions and Discontinued Operations

See a description of our 2022 dispositions and businesses held for sale below and Note 11. Dispositions and Discontinued Operations to our consolidated financial statements included in this annual report on Form 10-K for further discussions.

          As described above, we completed the sale of our Energy business on February 1, 2023.  The Energy business qualified as held for sale in the fourth quarter of 2022 and was classified as a discontinued operation. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations and as held for sale on the balance sheet for all periods presented.

On April 8, 2022, the sale of Verisk Financial Services, our Financial Services segment, to TransUnion, a global information and insights company, was completed for net cash proceeds of $498.3 million. An impairment loss of $73.7 million and a loss on the sale of $15.6 million were included in "Other operating (income) loss" within our accompanying consolidated statements of operations for the year ended 2022, respectively. We had a $134.0 million impairment to the long-lived assets for our Financial Services reporting unit including $88.2 million to intangible assets and $45.8 million to fixed assets for the year ended 2021. We assessed the sale of our Financial Services segment per the guidance in ASC 205-20, Discontinued Operations, and determined that this transaction did not qualify as a discontinued operation as its total revenues and assets did not meet the thresholds exemplified in the guidance, quantitatively or qualitatively, to represent a strategic shift that has or will have a major effect on our operations and financial results. Verisk Financial Services generated revenue of $37.6 million in 2022.

On March 11, 2022, the sale of our environmental health and safety business ("3E Company Environmental, Ecological and Engineering") within the Energy and Specialized Markets segment, was completed for proceeds of $575.0 million, net of cash and excluding contingent consideration. In the first quarter of 2022, we recognized a gain of $450.8 million. The major classes of assets and liabilities disposed of, reflected in our consolidated balance sheets as of March 11, 2022. We assessed the sale of our environmental health and safety business per the guidance in ASC 205-20, Discontinued Operations, and determined that this transaction did not qualify as a discontinued operation as its total revenues and assets did not meet the thresholds exemplified in the guidance, quantitatively or qualitatively, to represent a strategic shift that has or will have a major effect on our operations and financial results.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Consolidated Results of Continuing Operations

Revenues

Revenues were $2,497.0 million for the year ended December 31, 2022 compared to $2,462.5 million for the year ended December 31, 2021, an increase of $34.5 million or 1.4%. Our recent acquisitions (Data Driven Safety, LLC, Infutor Data Solutions, LLC, and Opta Information Intelligence Corp. within the underwriting & rating category of the Insurance segment, ACTINEO GmbH, Automated Insurance Solutions Ltd. and Pruvan Inc., within the claims category of the Insurance segment) and dispositions (the Specialized Markets segment and the Financial Services segment) reduced net revenues by $93.8 million. The remaining growth in consolidated revenues of $128.3 million or 5.8% is related to increased revenues within our Insurance segment. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	2022	2021	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Insurance	$2,437.0	$2,206.9	10.4%	5.8%
Energy and Specialized Markets	22.4	112.8	(80.1)%	—%
Financial Services	37.6	142.8	(73.7)%	—%
Total revenues	$2,497.0	$2,462.5	1.4%	5.8%

Cost of Revenues

Cost of revenues was $824.6 million for the year ended December 31, 2022 compared to $853.7 million for the year ended December 31, 2021, an decrease of $29.1 million or 3.4%. Our recent acquisitions and dispositions accounted for a net decrease of $54.9 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues of $25.8 million or 3.6% was primarily due to increases in salaries and employee benefits of $15.0 million, information technology expenses of $13.6 million and travel expenses of $3.5 million. These increases were partially offset by decreases in data costs of $4.7 million, professional consulting fees of $0.9 million and other operating cost of $0.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $381.5 million for the year ended December 31, 2022 compared to $313.2 million for the year ended December 31, 2021, an increase of $68.3 million or 21.8%. Our recent acquisitions and dispositions accounted for an increase of $13.7 million in SGA primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for a decrease of $3.6 million (See Note 10. Acquisitions to our consolidated financial statements included in this annual report on Form 10-K). The remaining SGA increase of $58.2 million or 21.3% was primarily due to increases in professional consulting costs of $49.2 million, travel expenses of $4.6 million, salaries and employee benefits of $4.2 million and information technology expenses of $0.4 million. The increase in professional consulting costs is primarily due to the release of the previously established Xactware Solutions Patent Litigation's ("EVT Litigation Reserve") reserve once the final payment was made in the fourth quarter of 2021 (the original accrual for this matter was recorded as part of SGA). These increases were partially offset by decreases of other operating costs of $0.2 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $164.2 million for the year ended December 31, 2022 compared to $170.3 million for the year ended December 31, 2021, a decrease of $6.1 million or 3.6%. The decrease was primarily driven by recent dispositions of $20.5 million, partially offset by $13.1 million attributed to assets placed into service to support data capacity expansion and revenue growth and $1.3 million related to recent acquisitions.

Amortization of Intangible Assets

Amortization of intangible assets was $74.4 million for the year ended December 31, 2022 compared to $79.9 million for the year ended December 31, 2021, a decrease of $5.5 million or 6.9%. The decrease was primarily driven by recent dispositions of $20.1 million, and intangible assets that were fully amortized of $8.6 million, partially offset by additional amortization of intangible assets incurred in connection with our recent acquisitions of $23.2 million.

  Other Operating (Income)Loss

Other operating income was a gain of $354.2 million for the year ended December 31, 2022 compared to a loss of $134.0 million for the year ended December 31, 2021. This increase of $488.2 million was primarily related to the net gain from our dispositions within our former Energy and Specialized Markets and Verisk Financial Services segments.

Investment (Loss)Income and Others, Net

Investment (loss)income and others, net was a loss of $5.3 million for the year ended December 31, 2022 compared to a gain of $2.1 million for the year ended December 31, 2021. The decrease was primarily due to impact of foreign currencies.

Interest Expense

Interest expense was $138.8 million for the year ended December 31, 2022 compared to $127.0 million for the year ended December 31, 2021, an increase of $11.8 million or 9.3%. The increase in interest expense was primarily due to increased borrowings and higher interest rates on our Syndicated Credit Facility, and the addition of a Bilateral Term Loan Credit Facility during the first quarter of 2022, partially offset by the maturity of our 4.125% senior notes.

Provision for Income Taxes

The provision for income taxes was $220.3 million for the year ended December 31, 2022 compared to $179.4 million for the year ended December 31, 2021, an increase of $40.9 million or 22.8%. The effective tax rate was 17.5% for the year ended December 31, 2022 compared to 22.8% for the year ended December 31, 2021. The decrease in the effective tax rate in 2022 compared to 2021 was primarily due to a tax rate benefit in connection with the sale of our environmental health and safety business for which a benefit was recognized for the difference between book and tax basis of our investment. The 2022 rate was also lower than 2021 due to a $30.3 million release of a United Kingdom valuation allowance related to interest expense utilization and a reduced Global Intangible Low Taxed Income ("GILTI") inclusion in the current period versus the prior period, partially offset by reduced stock option exercises resulting in lower tax benefits from equity compensation in the current period versus the prior period.

Net Income Margin

The net income margin for our consolidated results was 41.7% for the year ended December 31, 2022 compared to 24.7% for each of the year ended December 31, 2021. The increase in net income margin was primarily related to the net gain from the sale of our environmental health and safety business and the Financial Services segment in addition to an impairment of our Financial Services segment in 2021.

EBITDA Margin [1]

The EBITDA margin for our consolidated results was 65.7% for the year ended December 31, 2022 compared to 47.3% for the year ended December 31, 2021. The increase in EBITDA margin was primarily related to the net gain from our dispositions within our former Energy and Specialized Markets and Verisk Financial Services segments. The increase in EBITDA margin was primarily driven by the net gain from the sale of our environmental health and safety business and the Financial Services segment, which positively impacted our margin by 14.2%.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is in the table below:

	Year Ended December 31,
	2022	2021
Net Income	$954.3	$666.3
Less: (Loss) income from discontinued operations, net of tax (benefit) expense of $(131.5) and $29.7, respectively	(87.8)	59.2
Income from continuing operations	1,042.1	607.1
Depreciation and amortization of fixed assets	164.2	170.3
Amortization of intangible assets	74.4	79.9
Interest expense	138.8	127.0
Provision for income taxes	220.3	179.4
EBITDA	$1,639.8	$1,163.7
Revenue	$2,497.0	$2,462.5
EBITDA Margin	65.7%	47.3%

Results of Continuing Operations by Segment

Our Energy and Specialized Market segment was comprised of two businesses, our Energy business and Specialized Market business. On March 11, 2022, we completed the sale of 3E Company Environmental, Ecological and Engineering, which made up the Specialized Markets within this segment. This transaction did not qualify as a discontinued operation. The Energy business qualified as held for sale in the fourth quarter of 2022 and was classified as a discontinued operation. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations for all periods presented. On February 1, 2023, we completed the sale of our Energy business.

On April 8, 2022, we completed the sale of Verisk Financial Services, our Financial Services segment, to TransUnion. This transaction did not qualify as a discontinued operation.

As a result of these sale transactions, we have excluded the Energy and Specialized Markets and Financial Services segments from our management's discussion and analysis of the results of operations by segment. See a description of our 2022 dispositions and businesses held for sale below and Note 11. Dispositions and Discontinued Operations to our consolidated financial statements included in this annual report on Form 10-K for further discussions.

Insurance

Revenues

Revenues were $2,437.0 million for the year ended December 31, 2022 compared to $2,206.9 million for the year ended December 31, 2021, an increase of $230.1 million or 10.4%. Our underwriting & rating revenues increased $179.4 million or 11.5%. Our claims revenues increased $50.7 million or 7.8%.

	2022	2021	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Underwriting & rating	$1,734.5	$1,555.1	11.5%	5.9%
Claims	702.5	651.8	7.8%	5.6%
Total Insurance	$2,437.0	$2,206.9	10.4%	5.8%

Our recent acquisitions (Data Driven Safety, LLC, Infutor Data Solutions, LLC, and Opta Information Intelligence Corp. within the underwriting & rating category of the Insurance segment, ACTINEO GmbH, Automated Insurance Solutions Ltd. and Pruvan Inc., within the claims category of the Insurance segment) contributed net revenues of $101.8 million, while the remaining Insurance revenues increased $128.3 million or 5.8%. Our underwriting & rating revenues increased $91.8 million or 5.9% primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers within commercial and personal lines. In addition, catastrophe modeling services contributed to the growth. Our claims revenues increased $36.5 million or 5.6%, primarily due to growth in our repair cost estimating solutions revenue and claims analytics revenue related to annual price as well as volume increases.

Cost of Revenues

Cost of revenues for our Insurance segment was $781.9 million for the year ended December 31, 2022 compared to $704.4 million for the year ended December 31, 2021, an increase of $77.5 million or 11.0%. Our recent acquisitions and dispositions represented a net increase of $51.7 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining increase in cost of revenues of $25.8 million or 3.6% was primarily due to increases in salaries and employee benefits of $15.0 million, information technology expenses of $13.6 million and travel expenses of $3.5 million. These increases were partially offset by decreases in data costs of $4.7 million, professional consulting fees of $0.9 million and other operating cost of $0.7 million.

Selling, General and Administrative Expenses

SGA expenses for our Insurance segment were $347.4 million for the year ended December 31, 2022 compared to $239.1 million for the year ended December 31, 2021, an increase of $108.3 million or 45.3%. Our recent acquisitions and dispositions accounted for an increase of $53.7 million primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for a decrease of $3.6 million. The remaining increase in SGA of $58.2 million or 21.3% was primarily due to increases in professional consulting costs of $49.2 million, travel expenses of $4.6 million, salaries and employee benefits of $4.2 million and information technology expenses of $0.4 million. The increase in professional consulting costs is primarily due to the release of the previously established EVT Litigation Reserve once the final payment was made in the fourth quarter of 2021 (the original accrual for this matter was recorded as part of SGA). These increases were partially offset by decreases of other operating costs of $0.2 million.

Investment (Loss) Income and Others, Net

Investment (loss) income and others, net was a loss of $4.7 million for the year ended December 31, 2022 compared to a gain of $1.8 million for the year ended December 31, 2021. The decrease was primarily due to impact of foreign currencies.

EBITDA

EBITDA for our Insurance segment was $1,303.0 million for the year ended December 31, 2022 compared to $1,265.2 million for the year ended December 31, 2021. The EBITDA margin for our Insurance segment was 53.5% for the year ended December 31, 2022 compared to 57.3% for the year ended December 31, 2021. The decrease in EBITDA was primarily due to the release of the previously established EVT Litigation Reserve during the fourth quarter of 2021.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Consolidated Results of Continuing Operations

Revenues

Revenues were $2,462.5 million for the year ended December 31, 2021 compared to $2,269.4 million for the year ended December 31, 2020, an increase of $193.1 million or 8.5%. Our recent acquisitions (Franco Signor, Jornaya, Whitespace, Ignite Software Systems, Data Driven Safety within the underwriting & rating category of the Insurance segment, and ACTINEO within the claims category of the Insurance segment) and dispositions (the aerial imagery sourcing group and the compliance background screening business within the claims category of the Insurance segment and the data warehouse business within the Financial Services segment) increased net revenues by $50.9 million. The remaining growth in consolidated revenues of $142.2 million or 6.3% is primarily related to increased revenues within our Insurance segment. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	2021	2020	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Insurance	$2,206.9	$2,008.7	9.9%	7.3%
Energy and Specialized Markets	112.8	104.0	8.5%	8.5%
Financial Services	142.8	156.7	(8.9)%	(8.1)%
Total revenues	$2,462.5	$2,269.4	8.5%	6.3%

Cost of Revenue

Cost of revenues was $853.7 million for the year ended December 31, 2021 compared to $791.7 million for the year ended December 31, 2020, an increase of $62.0 million or 7.8%. Our recent acquisitions and dispositions accounted for a net increase of $12.3 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues of $49.7 million or 6.3% was primarily due to increases in salaries and employee benefits of $26.7 million, information technology expenses of $17.6 million, professional consulting fees of $2.4 million, data cost of $0.7 million and other operating cost of $3.6 million. These increases were partially offset by a decrease in travel expense of $1.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $313.2 million for the year ended December 31, 2021 compared to $308.2 million for the year ended December 31, 2020, an increase of $5.0 million or 1.6%. Our recent acquisitions and dispositions accounted for an increase of $14.6 million in SGA primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for a decrease of $2.0 million (See Note 10. Acquisitions to our consolidated financial statements included in this annual report on Form 10-K). The remaining SGA decrease of $7.6 million or 2.5% was primarily due to decreases in professional consulting costs of $37.9 million, travel expenses of $1.4 million and other operating cost of $0.2 million. The decrease in professional consulting costs is primarily due to the release of the previously established Xactware Solutions Patent Litigation's ("EVT Litigation Reserve") reserve once the final payment was made in the fourth quarter of 2021 (the original accrual for this matter was recorded as part of SGA). These decreases were partially offset by increases of salaries and employee benefits of $28.2 million and information technology expenses of $3.8 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $170.3 million for the year ended December 31, 2021 compared to $159.2 million for the year ended December 31, 2020, an increase of $11.0 million or 6.9%. The increase was primarily attributed to $11.8 million assets placed into service to support data capacity expansion and revenue growth and $0.4 million related to recent acquisitions, partially offset by recent dispositions of $1.2 million.

Amortization of Intangible Assets

Amortization of intangible assets was $79.9 million for the year ended December 31, 2021 compared to $73.4 million for the year ended December 31, 2020, an increase of $6.5 million or 9.0%. This increase was primarily driven by the additional amortization of intangible assets incurred in connection with our recent acquisitions of $11.2 million, partially offset by intangible assets that were fully amortized of $4.5 million and our recent dispositions of $0.2 million.

Other Operating Income(Loss)

Other operating income was a loss of $134.0 million for the year ended December 31, 2021 compared to a gain of $19.4 million for the year ended December 31, 2020. This decrease of $153.6 million was primarily related to the long-lived impairment loss associated with our Financial Services segment recorded in the current period and gains associated with the dispositions of our compliance background screening business and data warehouse business that were recorded in 2020.

Investment (Loss)Income and Others, Net

Investment (loss) income and others, net was a gain of $2.1 million for the year ended December 31, 2021 compared to a gain of $0.4 million for the year ended December 31, 2020. The increase was primarily due to impact of foreign currencies.

Interest Expense

Interest expense was $127.0 million for the year ended December 31, 2021 compared to $138.3 million for the year ended December 31, 2020, a decrease of $11.3 million or 8.2%. We repaid our 5.800% senior notes in May 2021, which contributed to a lower interest expense.

Provision for Income Taxes

The provision for income taxes was $179.4 million for the year ended December 31, 2021 compared to $164.6 million for the year ended December 31, 2020, an increase of $14.8 million or 9.0%. The effective tax rate was 22.8% for the year ended December 31, 2021 compared to 20.1% for the year ended December 31, 2020. The increase in the effective tax rate in 2021 compared to 2020 was primarily due to the deferred tax impact of the tax rate increase in the United Kingdom that was enacted and recorded in 2021 and the impact of higher tax benefits from equity compensation in the prior period versus the current period.

Net Income Margin

The net income margin for our consolidated results was 24.7% for the year ended December 31, 2021 compared to 28.8% for each of the year ended December 31, 2020. The decrease in net income margin was primarily related to the long-lived asset impairment loss associated with our Financial Services segment.

EBITDA Margin [1]

The EBITDA margin for our consolidated results was 47.3% for the year ended December 31, 2021 compared to 52.4% for the year ended December 31, 2020. The decrease in EBITDA margin was primarily related to the long-lived asset impairment loss associated with our Financial Services segment, partially offset by the release of the previously established EVT Litigation Reserve once the final payment was made in December 2021.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is in the table below:

	Year Ended December 31,
	2021	2020
Net Income	$666.3	$712.7
Less: Income from discontinued operations, net of tax expense of $29.7 and $20.1, respectively	59.2	58.9
Income from continuing operations	607.1	653.8
Depreciation and amortization of fixed assets	170.3	159.2
Amortization of intangible assets	79.9	73.4
Interest expense	127.0	138.3
Provision for income taxes	179.4	164.6
EBITDA	$1,163.7	$1,189.3
Revenue	$2,462.5	$2,269.4
EBITDA Margin	47.3%	52.4%

Results of Continuing Operations by Segment

As previously described in our “Results of Continuing Operations by Segment for year ended December 31, 2022 compared to year ended December 31, 2021, we have excluded Energy and Specialized Markets segment and Financial Services segment from the results of operations by segment due to the sale of these two segments.  See a description of our 2022 dispositions and businesses held for sale below and Note 11. Dispositions and Discontinued Operations to our consolidated financial statements included in this annual report on Form 10-K for further discussions.

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

Our recent acquisitions (Franco Signor, Jornaya, Whitespace, Ignite Software Systems, and Data Driven Safety within the underwriting & rating category and ACTINEO within the claims category) and dispositions (the aerial imagery sourcing group and the compliance background screening business within the claims category) contributed net revenues of $52.2 million, while the remaining Insurance revenues increased $146.0 million or 7.3%. Our underwriting & rating revenues increased $101.7 million or 7.2% primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers within commercial and personal lines. In addition, catastrophe modeling services contributed to the growth. Our claims revenues increased $44.3 million or 7.5%, primarily due to growth in our repair cost estimating solutions revenue and claims analytics revenue related to annual price as well as volume increases.

Cost of Revenues

Cost of revenues for our Insurance segment was $704.4 million for the year ended December 31, 2021 compared to $644.4 million for the year ended December 31, 2020, an increase of $60.0 million or 9.3%. Our recent acquisitions and dispositions represented a net increase of $13.0 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining increase in cost of revenues of $47.0 million or 7.4% was primarily due to increases in salaries and employee benefits of $25.4 million, information technology expenses of $16.5 million, professional consulting fees of $2.9 million, data cost of $2.0 million and other operating cost of $0.8 million. These increases were partially offset by a decrease in travel expense of $0.6 million.

Selling, General and Administrative Expenses

SG&A expenses for our Insurance segment were $239.1 million for the year ended December 31, 2021 compared to $248.1 million for the year ended December 31, 2020, a decrease of $9.0 million or 3.6%. Our recent acquisitions and dispositions accounted for an increase of $15.1 million primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for a decrease of $2.0 million. The remaining decrease in SGA of $22.1 million or 9.1% was primarily due to decreases in professional consulting costs of $42.2 million, travel expenses of $1.2 million and other operating cost of $0.7 million. The decrease in professional consulting fees was primarily due to the release of the previously established EVT Litigation Reserve once the final payment was made in the fourth quarter of 2021 (the original accrual for this matter was recorded as part of SGA). These decreases were partially offset by increases of salaries and employee benefits of $19.5 million and information technology expenses of $2.6 million.

Investment (Loss) Income and Others, Net

Investment (loss) income and others, net was a gain of $1.8 million for the year ended December 31, 2021 compared to a gain of $0.3 million for the year ended December 31, 2020. The gain was primarily due to impact of foreign currencies.

EBITDA

EBITDA for our Insurance segment was $1,265.2 million for the year ended December 31, 2021 compared to $1,132.4 million for the year ended December 31, 2020. The EBITDA margin for our Insurance segment was 57.3% for the year ended December 31, 2021 compared to 56.4% for the year ended December 31, 2020. The increase in EBITDA was primarily due to the release of the previously established EVT Litigation Reserve once the final payment was made in the fourth quarter of 2021, a reduction in travel expenses as a result of COVID-19, and cost discipline.

Quarterly Results of Operations

The following table set forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2022. In management's opinion, the quarterly data has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. Our Energy business is classified as discontinued operations.

	March 31,	June 30,	September 30,	December 31,
	2022
	(in millions, except for per share data)
Statement of operations data:
Revenues	$643.6	$612.9	$610.1	$630.4
Cost of revenue	228.7	195.5	195.2	205.2
Operating income	622.8	247.6	253.6	282.5
Income from continuing operations	487.0	173.5	165.8	215.8
Net Income attributable to Verisk	505.7	197.6	189.4	61.2
Basic earnings per share:
Income from continuing operations	$3.03	$1.10	$1.06	$1.38
Net income attributable to Verisk	$3.15	$1.25	$1.21	$0.39
Diluted earnings per share:
Income from continuing operations	$3.01	$1.09	$1.05	$1.37
Net income attributable to Verisk	$3.13	$1.24	$1.20	$0.39

	March 31,	June 30,	September 30,	December 31,
	2021
	(in millions, except for per share data)
Statement of operations data:
Revenues	$597.2	$613.1	$621.9	$630.3
Cost of revenue	212.5	212.6	212.4	216.2
Operating income	227.2	246.9	266.2	171.1
Income from continuing operations	147.0	159.2	182.6	118.3
Net income attributable to Verisk	168.6	153.9	201.8	141.9
Basic earnings per share:
Income from continuing operations	$0.90	$0.98	$1.13	$0.73
Net income attributable to Verisk	$1.04	$0.95	$1.25	$0.88
Diluted earnings per share:
Income from continuing operations	$0.89	$0.98	$1.12	$0.73
Net income attributable to Verisk	$1.03	$0.94	$1.24	$0.87

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had cash and cash equivalents and available-for-sale securities of $296.7 million and $285.3 million, respectively, inclusive of cash included within assets held for sale. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Syndicated Credit Facility (as defined below) and the Bilateral Revolving Credit Facility (as defined below), we believe we will have sufficient cash to meet our working capital, human capital and capital expenditure needs, and to fuel our future growth plans.

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

Our capital expenditures as a percentage of revenues for the years ended December 31, 2022 and 2021, were 8.1% and 8.5%, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal-use software and are capitalized in accordance with ASC 350-40, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” We also capitalize amounts in accordance with ASC 985-20, “Software to be Sold, Leased or Otherwise Marketed.”

We have historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2022, 2021, and 2020, we repurchased $1,662.5 million, $475.0 million and $348.8 million, respectively, of our common stock. For the years ended December 31, 2022, 2021, and 2020, we also paid dividends of $195.2 million, $188.2 million, and $175.8 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease obligations, unamortized discounts and premium, and debt issuance costs of $3,740.0 million and $3,310.0 million at December 31, 2022 and 2021, respectively. The debt at December 31, 2022 primarily consists of senior notes issued in 2020, 2019 and 2015 and borrowings outstanding under our committed senior unsecured syndicated revolving credit facility ("Syndicated Credit Facility"), described below, our bilateral revolving credit facility (“Bilateral Revolving Credit Facility”) and our bilateral term loan credit facility (“Bilateral Term Loan Credit Facility”).  Together, the Syndicated Credit Facility, the Bilateral Revolving Credit Facility, the Bilateral Term Loan Credit Facility are referred to as our “Credit Facilities”. Interest on the senior notes is payable semi-annually each year. The unamortized discount and debt issuance costs were recorded as "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-K over the life of the respective senior note. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. As of December 31, 2022, we had senior notes with an aggregate principal amount of $2,350.0 million outstanding, and we were in compliance with our financial and non-financial debt covenants.

We have a $1,000.0 million Syndicated Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., First Commercial Bank, Ltd., Los Angeles Branch, TD Bank, N.A., and the Northern Trust Company. The financial covenants thereunder require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.5 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase one time each to 4.0 to 1.0 and 4.25 to 1.0. The Syndicated Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends and the share repurchase program (the "Repurchase Program"). As of December 31, 2022, we were in compliance with all financial and other debt covenants under the Syndicated Credit Facility. As of December 31, 2022 and 2021, the available capacity under the Syndicated Credit Facility was $5.6 million and $384.9 million, net of the letters of credit of $4.4 million and $5.1 million, respectively. Subsequent to December 31, 2022 we have made repayments of $990.0 million under the Syndicated Credit Facility. As a result of this activity, we now have the ability to draw up to $995.6 million from our Syndicated Credit Facility.

On March 11, 2022, we entered into a $125.0 million Bilateral Term Loan Credit Facility with Bank of America, N.A with an agreed maturity date of September 12, 2022. On September 9, 2022, we amended the Bilateral Term Loan Credit Facility to provide a one-year extension with an agreed maturity date of September 9, 2023. Subsequent to December 31, 2022, we repaid the full $125.0 million outstanding principal amount under our Bilateral Term Loan Credit Facility agreement.

On September 9, 2022 we also added a 364-day $275.0 million Bilateral Revolving Credit Facility to be available starting October 3, 2022. The Bilateral Revolving Credit Facility carry an interest rate of 135 basis points plus the one-month BSBY margin at the time. The Bilateral Revolving Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program. In December 2022, we borrowed $275.0 million on the Bilateral Revolving Credit Facility, of which $250.0 million was utilized for share repurchases in the fourth quarter of 2022. Subsequent to December 31, 2022, we repaid the full $275.0 million outstanding principal amount under our Bilateral Revolving Credit Facility.

Cash Flow

The following table summarizes our cash flow data for the years ended December 31:

	2022	2021	2020
	(in millions)
Net cash provided by operating activities	$1,059.0	$1,155.7	$1,068.2
Net cash provided by (used in) investing activities	$301.4	$(592.0)	$(595.8)
Net cash used in financing activities	$(1,330.2)	$(498.9)	$(445.2)

Operating Activities

Net cash provided by operating activities was $1,059.0 million for the year ended December 31, 2022 compared to $1,155.7 million for the year ended December 31, 2021, a decrease of $96.7 million, or 8.4%. The decrease is primarily related to the sale of our environmental health and safety business ("3E") and Financial Services segment, as well as an increase in tax payments of $310.8 million primarily due to the gain on the sale of 3E, partially offset by an impairment related to the Financial Services segment and the Energy business of $243.4 million and the prior year settlement of our EVT litigation reserve of $75.0 million.

Net cash provided by operating activities was $1,155.7 million for the year ended December 31, 2021 compared to $1,068.2 million for the year ended December 31, 2020, an increase of $87.5 million, or 8.2%. The increase was primarily due to an increase in operating profit, exclusive of the non-cash impairment of long-lived assets, and customer collections, partially offset by the settlement of our EVT litigation reserve of $75.0 million.

Investing Activities

Net cash provided by investing activities of $301.4 million for the year ended December 31, 2022 was primarily related to the $1,073.3 million in proceeds from the sale of 3E and our Financial Services segment, partially offset by acquisitions and purchase of non-controlling interest, including escrow funding associated with these acquisitions, of $451.2 million, capital expenditures of $274.7 million and investments in nonpublic companies of $46.0 million.

Net cash used in investing activities of $592.0 million for the year ended December 31, 2021 was primarily related to acquisitions, including escrow funding associated with these acquisitions, of $299.0 million, capital expenditures of $268.4 million, and investments in nonpublic companies of $23.6 million.

Net cash used in investing activities of $595.8 million for the year ended December 31, 2020 was primarily related to acquisitions, including escrow funding associated with these acquisitions, of $285.1 million, investing in nonpublic companies of $94.8 million, and capital expenditures of $246.8 million, partially offset by the sale of our background screening business within out Insurance segment of $23.1 million.

Financing Activities

Net cash used in financing activities of $1,330.2 million for the year ended December 31, 2022 was primarily related to repurchases of common stock of $1,662.5 million, repayment of our $350.0 million 4.125% senior notes on September 12, 2022, and dividend payments of $195.2 million, partially offset by proceeds under our Bilateral Term Loan Credit Facility of $125.0 million, proceeds from our Bilateral Revolving Credit Facility of $275.0 million, proceeds, net of repayments of debt under our Syndicated Credit Facility of $380.0 million and proceeds from stock options exercised of $132.5 million.

Net cash used in financing activities of $498.9 million for the year ended December 31, 2021was primarily related to repurchases of common stock of $475.0 million, repayment of our $450.0 million 5.800% senior notes on May 3, 2021, and dividend payments of $188.2 million, partially offset by proceeds, net of repayments, from our Syndicated Credit Facility of $560.0 million and proceeds from stock options exercised of $84.3 million.

Net cash used in financing activities of $445.2 million for the year ended December 31, 2020 was primarily related to proceeds, net of repayments of debt from our Syndicated Credit Facility of $445.0 million, repurchases of common stock of $348.8 million, and dividend payments of $175.8 million, partially offset by proceeds from the issuance of long-term debt and net of original discount, of $494.8 million, and proceeds from stock options exercised of $88.0 million.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2022 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in millions)
Contractual obligations
Long-term debt, current portion of long-term debt and interest	$4,915.1	$1,492.5	$1,076.8	$124.3	$2,221.5
Operating leases	263.4	34.6	57.0	52.8	119.0
Pension and postretirement plans (1)	12.8	1.6	3.0	2.5	5.7
Finance lease obligations	4.3	3.1	1.1	0.1	—
Total (2)	$5,195.6	$1,531.8	$1,137.9	$179.7	$2,346.2

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)	Unrecognized tax benefits of approximately $3.2 million have been recorded as liabilities in accordance with Accounting for Uncertainty in Income Taxes — an interpretation of ASC 740, which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $0.4 million.

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

Revenue Recognition

We recognize revenue based on the transfer of promised goods or services to customers for the amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recognized in a five-step model: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when or as we satisfy a performance obligation. Revenues for hosted subscription services are recognized ratably over the subscription term. Revenues from certain discrete project based advisory/consulting services are recognized over time by measuring the progress toward complete satisfaction of the performance obligation, based on the input method of consulting hours worked; this aligns with the results achieved and value transferred to the customer. Revenues from transactional solutions are recognized as the solutions are delivered or services performed at point in time.

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

As of December 31, 2022, we had goodwill from continuing operations of $1,676.0 million, which represents 24.1% of our total assets. During 2022, we performed an impairment test as of June 30, 2022 and confirmed that no impairment charge was necessary as the fair value of each reporting unit exceeded its carrying value. Subsequent to performing our annual impairment test, we continued to monitor these reporting units for events that would trigger an interim impairment test; other than the impairment of the Energy business that was triggered once the entity was classified as held for sale, we did not identify any other triggering events. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, EBITDA, EBITDA margins and cash flows, useful lives and discount rates, and an estimate of value using multiples derived from the stock prices of publicly traded guideline companies applied to such expected cash flows and market approaches in order to estimate fair value. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose for determining the fair value of our reporting units. To mitigate undue influence, we set criteria and benchmarks that are reviewed and approved by various levels of management and reviewed by other independent parties. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill.

In connection with the held for sale classification of the Energy business, we recognized an impairment of $303.7 million, partially offset by a deferred tax benefit of $75.9 million on the remeasurement of the disposal group held for sale, which has been included in discontinued operations in our consolidated statement of operations for the year ended December 31, 2022.  Upon classification of the Energy business as held for sale, its cumulative foreign currency translation adjustment within shareholders' equity was included with its carrying value, which primarily resulted in the impairment.

Due to the deterioration in the performance of our former Financial Services reporting unit and the finalization of the sale price, we reassessed the recoverability of these long-lived assets during the first quarter of 2022, resulting in a $73.7 million impairment. In the fourth quarter of 2021, we recognized a $134.0 million impairment to the long-lived assets for our Financial Services reporting unit including $88.2 million to intangible assets and $45.8 million to fixed assets. These impairments are included within "Other operating income, net" in our consolidated statements of operations.

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

In determining the discount rate, we utilize quoted rates from long-term bond indices, and changes in long-term bond rates over the past year, cash flow models and other data sources we consider reasonable based upon the life expectancy and mortality rate of eligible employees. As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our separate projected cash flows for both the pension and postretirement plans. Our separate benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better at the measurement date. The outputs from the actuarial models are assessed against the prior year’s discount rate and quoted rates for long-term bond indices. For our pension plans at December 31, 2022, we determined this rate to be 5.49%, an increase of 2.74% from the 2.75% rate used at December 31, 2021. Our postretirement rate was 5.25% at December 31, 2022 an increase of 3.00% from the 2.25% rate used at December 31, 2021.

The expected return on plan assets is determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast adjusted based on our target investment allocation, and the current economic environment. Our pension asset investment guidelines target an investment portfolio allocation of 55% debt securities and 45% equity securities. As of December 31, 2022, the pension plan assets were allocated 52.9% debt securities, 41.4% equity securities, 5.0% real estate and 0.7% other. The VEBA Plan target allocation is 100% debt securities. We have used our target investment allocation to derive the expected return as we believe this allocation will be retained on an ongoing basis that will be commensurate with the projected cash flows of the plan. The expected return for each investment category within our target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the qualified pension plan and postretirement plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit (credits) costs. We believe these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. We amortize, as a component of annual pension expense, total outstanding actuarial gains or losses over the estimated average expected remaining lifetime of plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For our pension and postretirement plans, the total actuarial losses as of December 31, 2022 that have not been recognized in annual expense are $147.8 million and $3.2 million, respectively, and we expect to recognize a net periodic pension and postretirement expenses of $5.3 million and $0.1 million, respectively, in 2023 related to the amortization of actuarial losses.

A one percent change in discount rate and future rate of return on plan assets would have the following effects:

	Pension				Postretirement
	1% Decrease		1% Increase		1% Decrease		1% Increase
	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation

Discount Rate	$(0.8)	$28.2	$0.6	$(24.4)	$-	$0.3	$-	$(0.3)
Expected Rate of Return on Assets	$4.4	$-	$(4.4)	$-	$0.1	$-	$(0.1)	$-

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

We estimate unrecognized tax positions of $0.9 million that may be recognized by December 31, 2023, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.

As of December 31, 2022, we have gross federal, state, and foreign income tax net operating loss carryforwards of $85.3 million, which will expire at various dates from 2023 through 2042. Such net operating loss carryforwards expire as follows:

Years Ending	(In millions)
2023 - 2030	$20.8
2031 - 2035	11.7
2036 - 2042	52.8
Total	$85.3

The net deferred income tax liability of $114.0 million consists primarily of timing differences involving amortization.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2(s) to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. As of  December 31, 2022, we had borrowings outstanding under our Credit Facilities of $1,390.0 million. The borrowings under the Syndicated Credit Facility bear interest at variable rates based on LIBOR plus 1.0% to 1.625% depending on the public debt rating defined in the credit agreement. The current margin is 1.25% for $990.0 million under the Syndicated Credit Facility as a result of the current public debt rating. A change in interest rates on variable rate debt impacts our pre-tax income and cash flows but does not impact the fair value of the instruments. Subsequent to December 31, 2022, we have made repayments of $1,390.0 million on our Credit Facilities. As a result of this activity, we now have the ability to draw up to $1,395.6 million from our Credit Facilities.

On September 9, 2022, we amended the $125.0 million Bilateral Term Loan Facility and established the $275.0 million Bilateral Revolving Credit Facility with maturity dates of September 9, 2023 and October 2, 2023, respectively. The Bilateral Credit Facilities carry an interest rate of 135 basis points plus the one-month BSBY and may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments and the Repurchase Program.

The Bilateral Credit Facilities are now subject to the replacement of LIBOR. Interest on the Bilateral Credit Facilities is based on BSBY and we have the choice of the Secured Overnight Financing Rate ("SOFR") or the BSBY as part of the Bilateral Credit Facilities agreement. As our only current contract that is subject to the LIBOR rate is the existing Syndicated Credit Facility, the impact will be dependent on what the outstanding borrowing amount is on the Syndicated Credit Facility and the relevant interest rate that will be contractually applicable. Should we amend or extend our Syndicated Credit Facility to reflect SOFR or BSBY, based on recent borrowings and applicable SOFR, we do not anticipate such an amendment to have a material impact on the business.

Based on our overall interest rate exposure as of December 31, 2022, a one percent change in interest rate would result in a change in annual pre-tax interest expense of approximately $13.9 million based on our current borrowing levels outstanding on December 31, 2022.

Foreign Currency Risk

Our foreign-based businesses and results of operations are exposed to movements in the U.S. dollar to British pounds and other foreign currency exchange rates. A portion of our revenue is denominated in British pounds and other foreign currencies. If the U.S. dollar strengthens against British pounds and other foreign currencies, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in British pounds and other foreign currencies. If British pounds and other foreign currencies strengthen, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to British pounds and other foreign currency exchange rates did not have a material effect on our revenue for the year ended December 31, 2022. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is set forth on pages 53 through 99 of this annual report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K for our Company and subsidiaries other than our recent acquisitions in 2022 (See Note 10. of our consolidated financial statements included in this annual report on Form 10-K). Management excluded from its assessment the internal control over financial reporting of these acquisitions and collectively represents less than 1.5% of total assets (excluding goodwill and intangible assets which were integrated into our systems and control environment) and less than 3.5% of revenues as of and for the year ended December 31, 2022. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The information required by this Item is set forth on page 49 of this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

The information required by this Item is set forth on page 50 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

We are in the process of integrating our recent acquisitions in 2022 into our overall internal control over financial reporting process. Other than this ongoing integration, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2022.

Management excluded from its assessment the internal control over financial reporting for our acquisitions in 2022 (See Note 10. of our consolidated financial statements included in this annual report on Form 10-K). The excluded financial statements of these acquisitions constitute approximately 1.5% of total assets (excluding goodwill and intangible assets which were integrated into our systems and control environment) and 3.5% of revenues collectively included within our consolidated financial statements as of and for the year ended December 31, 2022. Due to the timing of the acquisitions, management did not assess the effectiveness of internal control over financial reporting for these acquisitions.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Infutor Data Solutions LLC, which was acquired on February 11, 2022, Opta Information Intelligence Corp on March 1, 2022, Automated Insurance Solutions on March 1, 2022, and Pruvan, Inc on May 18, 2022 (collectively the “2022 Acquisitions”). The financial statements of the 2022 Acquisitions constitute less than 1.5% of total assets (excluding goodwill and intangible assets which were integrated into the Company's systems and control environment) and 3.5% of revenues collectively of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting of the 2022 Acquisitions.

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

Morristown, New Jersey

February 28, 2023

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2022 (the “Proxy Statement”).

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

None.

Item 8.      Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill - Energy and Specialized Markets Reportable Segment - Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, EBITDA margins, and the discount rate. The determination of fair value using the market approach requires management to make significant estimates and assumptions related to the selection of revenue and EBITDA multiples. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $3,812.3 million as of December 31, 2022 of which $2,136.3 million was classified as held for sale attributable to the Energy and Specialized Markets reportable segment.

Given the significant judgments made by management to estimate the fair value of the Energy and Specialized Markets reportable segment, including management’s judgments in selecting significant assumptions to forecast future revenues, EBITDA margins, and the discount rate, as well as the selection of revenue and EBITDA multiples, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions for the Energy and Specialized Markets reportable segment required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to forecasts of future revenue and EBITDA margins, selection of the discount rate used within the income approach and selection of the revenue and EBITDA multiples used in the market approach for the Energy and Specialized Markets reportable segment included the following, among others:

•

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Energy and Specialized Markets reportable segment such as controls related to management’s selection of the discount rate, forecasts of future revenue and revenue and EBITDA multiples.

•	We evaluated management’s ability to accurately forecast future revenues and EBITDA margins by comparing actual results to management’s historical forecasts.
•	We evaluated the reasonableness of management’s revenue and EBITDA margin forecasts by comparing the forecasts to:
◦	Historical revenues and EBITDA margins.
◦	Internal communications to management and the Board of Directors.
◦	Forecasted information included in Company press releases, as well as in analyst and industry reports for the Company and certain peer companies.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies (2) revenue and EBITDA multiples and (3) the discount rate by:
◦	Evaluating the market approach, including evaluating the reasonableness of the selected guideline public companies and the resulting multiples calculations, as well as benchmarking the selected multiples against these guideline public companies.
◦	Assessing the acceptability of the weighting applied to value indications from different valuation techniques.
◦

Assessing the acceptability of the implied company-specific risk premium. With respect to the market value of equity, we tested the calculations used in developing the respective market value of equity.

◦	Testing the source information underlying the determination of the discount rate, the selection of the revenue and EBITDA multiples and the mathematical accuracy of the calculations.
◦	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

February 28, 2023

We have served as the Company's auditor since 2001.

VERISK ANALYTICS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and 2021

	2022	2021
	(in millions, except par value and number of shares)
ASSETS:
Current assets:
Cash and cash equivalents	$112.5	$111.9
Accounts receivable, net	290.1	299.9
Prepaid expenses	83.7	87.8
Income taxes receivable	44.2	41.4
Other current assets	32.0	31.4
Current assets held-for-sale	362.6	335.0
Total current assets	925.1	907.4
Noncurrent assets:
Fixed assets, net	541.5	531.4
Operating lease right-of-use assets, net	182.0	224.0
Intangible assets, net	504.8	482.3
Goodwill	1,676.0	2,047.6
Deferred income tax assets	31.7	1.8
Other noncurrent assets	371.4	409.4
Noncurrent assets held for sale	2,728.6	3,204.2
Total assets	$6,961.1	$7,808.1

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$292.8	$262.1
Short-term debt and current portion of long-term debt	1,392.9	971.3
Deferred revenues	321.7	347.8
Operating lease liabilities	29.5	31.7
Income taxes payable	-	3.0
Current liabilities held-for-sale	282.3	232.1
Total current liabilities	2,319.2	1,848.0
Noncurrent liabilities:
Long-term debt	2,343.2	2,342.8
Deferred income tax liabilities	145.6	290.3
Operating lease liabilities	189.9	231.3
Other noncurrent liabilities	17.9	43.3
Noncurrent liabilities held-for-sale	177.6	209.9
Total liabilities	5,193.4	4,965.6
Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 154,701,136 and 161,651,639 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,720.8	2,608.7
Treasury stock, at cost, 389,301,902 and 382,351,399 shares, respectively	(6,239.5)	(4,638.1)
Retained earnings	5,999.1	5,240.4
Accumulated other comprehensive losses	(731.2)	(394.6)
Total Verisk stockholders' equity	1,749.3	2,816.5
Noncontrolling interests	18.4	26.0
Total stockholders’ equity	1,767.7	2,842.5
Total liabilities and stockholders’ equity	$6,961.1	$7,808.1

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2022, 2021, and 2020

	2022	2021	2020
	(in millions, except per share amounts and number of shares)
Revenues	$2,497.0	$2,462.5	$2,269.4
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	824.6	853.7	791.7
Selling, general and administrative	381.5	313.2	308.2
Depreciation and amortization of fixed assets	164.2	170.3	159.2
Amortization of intangible assets	74.4	79.9	73.4
Other operating (income) loss	(354.2)	134.0	(19.4)
Total operating expenses	1,090.5	1,551.1	1,313.1
Operating income	1,406.5	911.4	956.3
Other income (expense):
Investment (loss) income and others, net	(5.3)	2.1	0.4
Interest expense	(138.8)	(127.0)	(138.3)
Total other expense, net	(144.1)	(124.9)	(137.9)
Income from continuing operations before income taxes	1,262.4	786.5	818.4
Provision for income taxes	(220.3)	(179.4)	(164.6)
Income from continuing operations	1,042.1	607.1	653.8
(Loss) income from discontinued operations, net of tax benefit (expense) of $131.5, $(29.7) and $(20.1), respectively (Note 11)	(87.8)	59.2	58.9
Net Income	954.3	666.3	712.7
Less: Net income attributable to noncontrolling interests	(0.4)	(0.1)	-
Net income attributable to Verisk	$953.9	$666.2	$712.7
Basic net income per share attributable to Verisk:
Income from continuing operations	$6.60	$3.75	$4.02
Income from discontinued operations	(0.56)	0.37	0.36
Basic net income per share attributable to Verisk:	$6.04	$4.12	$4.38
Diluted net income per share attributable to Verisk:
Income from continuing operations	$6.55	$3.72	$3.95
Income from discontinued operations	(0.55)	0.36	0.36
Diluted net income per share attributable to Verisk:	$6.00	$4.08	$4.31
Weighted average shares outstanding:
Basic	157,905,718	161,841,441	162,610,586
Diluted	158,928,942	163,338,909	165,320,709

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For The Years Ended December 31, 2022, 2021, and 2020

	2022	2021	2020
	(in millions)
Net income	$954.3	$666.3	$712.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(300.3)	(46.3)	107.9
Pension and postretirement liability adjustment	(37.7)	26.9	3.3
Total other comprehensive (loss) income	(338.0)	(19.4)	111.2
Comprehensive income	616.3	646.9	823.9
Less: Comprehensive loss attributable to noncontrolling interests	1.1	0.4	-
Comprehensive income attributable to Verisk	$617.4	$647.3	$823.9

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2022, 2021, and 2020

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
		(in millions, except for share data)
Balance as of January 1, 2020	544,003,038	$0.1	$2,369.1	$(3,849.9)	$4,228.4	$(486.9)	$2,260.8	$—	$2,260.8
Adjustment to opening retained earnings related to Topic 326	-	-	-	-	(2.4)	-	(2.4)	-	(2.4)
Net income	-	-	-	-	712.7	-	712.7	-	712.7
Common stock dividend (1)	-	-	-	-	(176.5)	-	(176.5)	-	(176.5)
Other comprehensive income	-	-	-	-	-	111.2	111.2	-	111.2
Treasury stock acquired (2,155,084 shares)	-	-	-	(348.8)	-	-	(348.8)	-	(348.8)
Stock options exercised (1,623,740 shares transferred from treasury stock)	-	-	74.9	17.3	-	-	92.2	-	92.2
Restricted stock ("RSA") lapsed (142,362 shares transferred from treasury stock)	-	-	(1.5)	1.5	-	-	-	-	-
Stock-based compensation	-	-	47.6	-	-	-	47.6	-	47.6
Net share settlement from RSA (27,890 shares withheld for tax settlement)	-	-	(4.1)	-	-	-	(4.1)	-	(4.1)
Other stock issuances (44,944 shares transferred from treasury stock)	-	-	4.9	0.6	-	-	5.5	-	5.5
Balance as of December 31, 2020	544,003,038	0.1	2,490.9	(4,179.3)	4,762.2	(375.7)	2,698.2	-	2,698.2
Net income	-	-	-	-	666.2	-	666.2	0.1	666.3
Other comprehensive income	-	-	-	-	-	(18.9)	(18.9)	(0.5)	(19.4)
Investment in noncontrolling interests	-	-	-	-	-	-	-	26.4	26.4
Common stock dividend (1)	-	-	-	-	(188.0)	-	(188.0)	-	(188.0)
Treasury stock acquired (2,545,191 shares)	-	-	-	(475.0)	-	-	(475.0)	-	(475.0)
Stock options exercised (1,146,368 shares transferred from treasury stock)	-	-	70.4	13.6	-	-	84.0	-	84.0
PSUs lapsed (50,898 shares issued from treasury stock)	-	-	(0.6)	0.6	-	-	-	-	-
RSAs lapsed (135,664 shares transferred from treasury stock)	-	-	(1.5)	1.5	-	-	-	-	-
Stock-based compensation	-	-	55.7	-	-	-	55.7	-	55.7
Net share settlement from PSUs and RSAs (60,101 shares withheld for tax settlement)	-	-	(11.8)	-	-	-	(11.8)	-	(11.8)
Other stock issuances (45,374 shares transferred from treasury stock)	-	-	5.6	0.5	-	-	6.1	-	6.1
Balance as of December 31, 2021	544,003,038	0.1	2,608.7	(4,638.1)	5,240.4	(394.6)	2,816.5	26.0	2,842.5
Net income	-	-	-	-	953.9	-	953.9	0.4	954.3
Other comprehensive income	-	-	-	-	-	(335.5)	(335.5)	(1.4)	(336.9)
Investment in noncontrolling interests	-	-	(0.5)	-	-	(1.1)	(1.6)	(6.6)	(8.2)
Common stock dividend (1)	-	-	-	-	(195.2)	-	(195.2)	-	(195.2)
Treasury stock acquired (8,600,963 shares)	-	-	-	(1,662.5)	-	-	(1,662.5)	-	(1,662.5)
Treasury stock share repurchased not yet settled			(37.5)	37.5	-	-	-		-
Stock options exercised (1,435,076 shares transferred from treasury stock)	-	-	111.9	20.6	-	-	132.5	-	132.5
PSUs lapsed (49,803 shares issued from treasury stock)	-	-	(0.6)	0.6	-	-	-	-	-
RSAs lapsed (122,340 shares transferred from treasury stock)	-	-	(1.7)	1.7	-	-	-	-	-
Stock-based compensation expense	-	-	56.5	-	-	-	56.5	-	56.5
Net share settlement from PSUs and RSAs (99,977 shares withheld for tax settlement)	-	-	(20.7)	-	-	-	(20.7)	-	(20.7)
Other stock issuances (43,241 shares transferred from treasury stock)	-	-	4.7	0.7	-	-	5.4	-	5.4
Balance as of December 31, 2022	544,003,038	$0.1	$2,720.8	$(6,239.5)	$5,999.1	$(731.2)	$1,749.3	$18.4	$1,767.7

(1) Refer to Note 16. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2022, 2021, and 2020

	2022	2021	2020
	(In millions)
Cash flows from operating activities:
Net income	$954.3	$666.3	$712.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	197.1	206.9	192.2
Amortization of intangible assets	142.9	176.7	165.9
Amortization of debt issuance costs and original issue discount, net of original issue premium	1.1	1.4	1.8
Provision for doubtful accounts	7.0	17.7	13.1
Gain on sale of assets, net	(393.9)	—	(19.4)
Stock-based compensation expense	56.5	55.7	47.6
Impairment of long lived assets	377.4	134.0	—
Deferred income taxes	(261.0)	49.8	31.1
Loss on disposal of fixed assets, net	1.1	0.4	0.6
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(57.7)	(29.7)	1.8
Prepaid expenses and other assets	(8.4)	(33.6)	(66.5)
Operating lease right-of-use assets, net	46.6	41.3	43.1
Income taxes	25.6	(5.7)	(0.5)
Acquisition-related liabilities	—	—	(77.0)
Accounts payable and accrued liabilities	(21.2)	(80.8)	24.3
Deferred revenues	64.5	32.4	21.2
Operating lease liabilities	(43.9)	(41.3)	(29.6)
Other liabilities	(29.0)	(35.8)	5.8
Net cash provided by operating activities	1,059.0	1,155.7	1,068.2
Cash flows from investing activities:
Acquisitions and purchases of controlling interests, net of cash acquired of $17.4, $9.3, and $11.1, respectively	(448.9)	(289.8)	(275.8)
Proceeds from sale of businesses	1,073.3	—	23.1
Investments in nonpublic companies	(46.0)	(23.6)	(94.8)
Escrow funding associated with acquisitions	(2.3)	(9.2)	(9.3)
Capital expenditures	(274.7)	(268.4)	(246.8)
Payment of contingent liability related to acquisitions	—	(1.2)	—
Other investing activities, net	—	0.2	7.8
Net cash provided by (used in) investing activities	301.4	(592.0)	(595.8)

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For The Years Ended December 31, 2022, 2021, and 2020

	2022	2021	2020
	(in millions)
Cash flows from financing activities:
Proceeds from (repayment of) short-term debt, net	380.0	560.0	(445.0)
Repayments of current portion of long-term debt	(350.0)	(450.0)	-
Proceeds from issuance of long-term debt, inclusive of original issue premium and net of original issue discount	-	-	494.8
Proceeds from issuance of short-term debt with original maturities less than three month	400.0	-	-
Proceeds from issuance of short-term debt with original maturities greater than three months	-	-	20.0
Repayment of short-term debt with original maturities greater than three months	-	-	(20.0)
Payment of debt issuance costs	-	-	(5.7)
Repurchases of common stock	(1,662.5)	(475.0)	(348.8)
Net share settlement of taxes from restricted stock and performance share awards	(20.7)	(11.8)	(4.1)
Payment of contingent liability related to acquisitions	-	-	(34.2)
Proceeds from stock options exercised	132.5	84.3	88.0
Dividends paid	(195.2)	(188.2)	(175.8)
Other financing activities, net	(14.3)	(18.2)	(14.4)
Net cash (used in) provided by financing activities	(1,330.2)	(498.9)	(445.2)
Effect of exchange rate changes	(17.8)	(3.3)	7.0
Increase in cash and cash equivalents	12.4	61.5	34.2
Cash and cash equivalents, beginning of period	280.3	218.8	184.6
Cash and cash equivalents, end of period	$292.7	$280.3	$218.8
Supplemental disclosures:
Income taxes paid	$324.5	$175.0	$156.5
Interest paid	$134.3	$129.0	$134.3
Noncash investing and financing activities:
Deferred tax liability established on date of acquisitions	$14.0	$21.0	$13.0
Finance lease additions, net of disposals	$5.2	$7.0	$30.9
Operating lease additions, net of terminations	$21.7	$22.4	$87.8
Fixed assets included in accounts payable and accrued liabilities	$0.2	$5.3	$0.8
Noncash contribution of assets for a nonpublic company	$-	$-	$65.9

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except for share and per share data, unless otherwise stated)

1.    Organization:

Verisk Analytics, Inc. is a data analytics provider serving customers in the insurance markets. Using various technologies to collect and analyze billions of records, we draw on numerous data assets and domain expertise to provide first-to-market innovations that are integrated into customer workflows. We offer predictive analytics and decision support solutions to customers in rating, underwriting, claims, catastrophe and weather risk, global risk analytics, and many other fields. Around the world, we help customers protect people, property, and financial assets. We trade under the ticker symbol “VRSK” on the Nasdaq Global Select Market.

2.    Basis of Presentation and Summary of Significant Accounting Policies:

Our accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include acquisition purchase price allocations, the fair value of goodwill, the realization of deferred tax assets and liabilities, acquisition-related liabilities, fair value of stock-based compensation for equity awards granted, and assets and liabilities for pension and postretirement benefits. Actual results may ultimately differ from those estimates. Certain reclassifications, including combining acquisition-related liabilities into the "Accounts payable and accrued liabilities" line in 2021 (they used to be shown as a separate line item) and moving Atmospheric and Environmental Research ("AER"), an immaterial component, from the Energy and Specialized Markets segment to the underwriting and rating category within the Insurance segment, have been made within our consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows, and in our notes to conform to our respective 2021 presentation.

On  October 28, 2022, we entered into an equity purchase agreement to sell our Energy business. We determined that the sale of our Energy business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations (“ASC 205-20”) in the fourth quarter of 2022 due to its relative size and strategic rationale. The consolidated balance sheets and consolidated statements of operations, and the notes to the consolidated financial statements were recasted for all periods presented to reflect the discontinuation of the Energy business, in accordance with ASC 205-20. The discussion in the notes to these consolidated financial statements, unless otherwise noted, relate solely to our continuing operations.

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

(e) Deferred Commissions

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The incremental costs of obtaining a contract with a customer, which primarily consist of sales commissions, are deferred and amortized over a useful life of five years that is consistent with the transfer to our customer the services to which the asset relates. We classify deferred commissions as current or noncurrent based on the timing of expense recognition. The current and noncurrent portions of deferred commissions are included in "Prepaid expenses" and "Other noncurrent assets", respectively, in our consolidated balance sheets as of December 31, 2022. Amortization expense related to deferred commissions is computed on a straight-line basis over its estimated useful lives and included in "Selling, general and administrative" within our accompanying consolidated statements of operations.

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

In accordance with ASC 360, Property, Plant & Equipment, whenever events or changes in circumstances indicate that the carrying amount of long-lived assets and finite-lived intangible assets may not be recoverable, we review our long-lived assets and finite-lived intangible assets for impairment by first comparing the carrying value of our assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of our assets. If the carrying value exceeds the sum of our assets’ undiscounted cash flows, we estimate and recognize an impairment loss by taking the difference between the carrying value and fair value of our assets. In the first quarter of 2022, we reassessed the recoverability of long-lived assets for our Financial Services reporting unit and recorded a $73.7 million impairment. For the year ended 2021, we had a $134.0 million impairment to the long-lived assets for our Financial Services reporting unit including $88.2 million to intangible assets and $45.8 million to fixed assets. Please refer to Note 9. Fixed Assets and  Note 12. Goodwill and Intangible Assets for more information.

(g)    Leases

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842, Leases. The lease term for our corporate headquarters ends in 2033 and includes the options to extend for one 10-year renewal period and two 5-year renewal periods.

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

(k)    Research and Development Costs

Research and development costs, which are primarily related to personnel and related overhead costs incurred in developing new services for customers, are expensed as incurred. Such costs were $43.1 million, $47.1 million, and $44.6 million for the years ended December 31, 2022, 2021, and 2020, respectively, and were included in our accompanying consolidated statements of operations.

(l)    Advertising Costs

Advertising costs, which are primarily associated with promoting our brand, names and solutions provided, are expensed as incurred. Such costs were $14.7 million, $12.0 million, and $8.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

(p)    Product Warranty Obligations

We provide warranty coverage for certain of our solutions. We recognize a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2022 and 2021, product warranty obligations were not material.

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

(r)    Goodwill and Indefinite-Lived Intangible Assets

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

We elected to early adopt ASU No. 2021-08 on January 1, 2022 on a prospective basis to all business combinations that occurred on or after the date of adoption. The adoption of ASU No. 2021-08 did not have a material impact on our Consolidated Financial Statements.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Cash and Cash Equivalents:

Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.

4.    Accounts Receivable:

Accounts receivable, net consisted of the following at December 31:

	2022	2021
Billed receivables	$273.7	$268.0
Unbilled receivables	30.7	47.3
Total receivables	304.4	315.3
Less allowance for doubtful accounts	(14.3)	(15.4)
Accounts receivable, net	$290.1	$299.9

5.    Concentration of Credit Risk:

Financial instruments that potentially expose us to credit risk consist primarily of cash and cash equivalents as well as accounts receivable, net, which are generally not collateralized. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. The total domestic cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250.0 thousand per bank as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, we had cash balances on deposit with five banks that exceeded the balance insured by the FDIC limit by approximately$36.0 million and $29.4 million, respectively. As of December 31, 2022 and 2021, we also had cash on deposit with foreign banks of approximately $74.9 million and $80.8 million, respectively.

We consider the concentration of credit risk associated with our accounts receivable to be commercially reasonable and believe that such concentration does not result in the significant risk of near-term severe adverse impacts. Our top fifty customers represent approximately 41% of revenues for 2022, 38% for 2021 and 40% for 2020, respectively, with no individual customer accounting for more than approximately 3% of revenues for the years ended December 31, 2022, 2021, and 2020. No individual customer comprised more than approximately 6% and 3% of accounts receivable as of December 31, 2022 and 2021, respectively.

6. Revenues:

Disaggregated revenues by type of service and by country are provided below for the years ended December 31, 2022, 2021, and 2020. No individual country outside of the U.S. accounted for more than 10.0% of our consolidated revenues for the years ended December 31, 2022, 2021, or 2020.

	2022	2021	2020
Insurance:
Underwriting & Rating	$1,734.5	$1,555.1	$1,413.0
Claims	702.5	651.8	595.7
Total Insurance	2,437.0	2,206.9	2,008.7
Specialized Markets	22.4	112.8	104.0
Financial Services	37.6	142.8	156.7
Total revenues	$2,497.0	$2,462.5	$2,269.4

	2022	2021	2020
Revenues:
United States	$2,120.1	$2,057.7	$1,911.2
United Kingdom	169.5	169.0	141.2
Other countries	207.4	235.8	217.0
Total revenues	$2,497.0	$2,462.5	$2,269.4

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of December 31, 2022 and 2021, we had no contract assets.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of December 31, 2022 and 2021, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $321.7 million and $349.3 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our consolidated balance sheets, respectively, as of December 31, 2022 and 2021.

The following is a summary of the change in contract liabilities from December 31, 2020 through December 31, 2022:

Contract Liabilities at December 31, 2020	$322.7
Revenue	(2,462.5)
Acquisitions	1.8
Billings	2,487.3
Contract Liabilities at December 31, 2021	349.3
Revenue	(2,497.0)
Acquisitions	3.4
Dispositions	(61.0)
Billings	2,527.0
Contract Liabilities at December 31, 2022	$321.7

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 98% and 97% of the balance as of December 31, 2022 and 2021, respectively.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of December 31, 2022 and 2021, we had deferred commissions of $69.7 million and $68.2 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying consolidated balance sheets.

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis using quoted prices in active markets multiplied by the number of shares owned, were $4.0 million and $5.0 million as of December 31, 2022 and 2021, respectively. Our investments in registered investment companies have been included in "Other current assets" in our consolidated balance sheets as of December 31, 2022 and 2021.

We elected not to carry our long-term debt at fair value. The carrying value of our long-term debt represents the amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of December 31, 2022 and 2021, respectively:

		2022		2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instrument not carried at fair value:
Senior Notes (Note 15)	Level 2	$2,342.6	$2,113.3	$2,692.0	$3,017.4

On March 23, 2022, we made an additional $37.0 million cash investment in Vexcel Group, Inc. ("Vexcel") for an additional 4.6% in ownership, bringing our interest to 43.3%. As of December 31, 2022 and 2021, we had an investment of $181.1 million and $144.1 million, respectively, related to such interest. The value of our investment is based on management's estimates with the assistance of valuations performed by third-party specialists. This investment was included in "Other noncurrent assets" in our accompanying consolidated balance sheets.

As of December 31, 2022 and 2021, we had securities without readily determinable market values, inclusive of Vexcel, of $201.5 million and $161.6 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies or do not hold investments in common stock or in-substance common stock in such entities. As of December 31, 2022 and 2021, we also had investments in private companies of $28.3 million and $54.6 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25") as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying consolidated balance sheets. For the years ended December 31, 2022 and 2021, there was no provision for credit losses related to these investments.

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

The following table presents the consolidated lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the years ended December 31, 2022 and 2021:

	2022	2021
Lease cost:
Operating lease cost (1)	$47.7	$52.5
Sublease income	(2.0)	(1.7)
Finance lease cost
Depreciation of finance lease assets (2)	12.8	13.9
Interest on finance lease liabilities (3)	0.5	0.8
Total lease cost	$59.0	$65.5

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(46.4)	$(51.3)
Operating cash outflows from finance leases	$(0.5)	$(0.8)
Financing cash outflows from finance leases	$(14.3)	$(18.2)

_______________

(1) Included in "Cost of revenues" and "Selling, general and, administrative" expenses in our accompanying consolidated statements of operations

(2) Included in "Depreciation and amortization of fixed assets" in our accompanying consolidated statements of operations

(3) Included in "Interest expense" in our accompanying consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated finance and operating leases for the years ended December 31, 2022 and 2020:

	2022	2021
Weighted-average remaining lease term - operating leases (in years)	8.5	8.5
Weighted-average remaining lease term - finance leases (in years)	1.7	1.6
Weighted-average discount rate - operating leases	3.8%	3.8%
Weighted-average discount rate - finance leases	2.6%	3.8%

Our ROU assets and lease liabilities for finance leases were $10.7 million and $4.2 million, respectively, as of December 31, 2022. Our ROU assets and lease liabilities for finance leases were $19.0 million and $13.5 million, respectively, as of December 31, 2021. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying consolidated balance sheets (See Note 15. Debt).

Maturities of the continuing lease liabilities for the years through 2028 and thereafter are as follows:

Years Ending	Operating Leases	Finance Leases
2023	$34.6	$3.1
2024	28.8	0.8
2025	28.2	0.3
2026	26.5	0.1
2027	26.3	-
2028 and thereafter	119.0	-
Total lease payments	263.4	4.3
Less: Amount representing interest	(44.0)	(0.1)
Present value of total lease payments	$219.4	$4.2

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Fixed Assets

The following is a summary of fixed assets:

	Useful Life (in years)	Cost	Accumulated Depreciation and Amortization	Net
December 31, 2022
Furniture and office equipment	3 - 10	$199.2	$(177.1)	$22.1
Leasehold improvements	Lease term	118.3	(54.6)	63.7
Purchased software	3	65.1	(61.0)	4.1
Software development costs	3 - 7	945.4	(504.5)	440.9
Leased equipment	3 - 4	64.4	(53.7)	10.7
Total fixed assets		$1,392.4	$(850.9)	$541.5
December 31, 2021
Furniture and office equipment	3 - 10	$234.1	$(204.0)	$30.1
Leasehold improvements	Lease term	123.9	(47.9)	76.0
Purchased software	3	74.5	(68.4)	6.1
Software development costs	3 - 7	861.7	(461.5)	400.2
Leased equipment	3 - 4	60.5	(41.5)	19.0
Total fixed assets		$1,354.7	$(823.3)	$531.4

Depreciation and amortization of fixed assets for the years ended December 31, 2022, 2021, and 2020 were $164.2 million, $170.3 million, and $159.2 million, of which $138.3 million, $137.5 million, and $120.6 million related to amortization of internal-use software development costs, respectively. Amortization expense related to development of software for sale in accordance with ASC 985-20 was $7.6 million, $11.7 million, and $11.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. We had unamortized software development costs that had been capitalized in accordance with ASC 350-40 of $389.1 million and $341.0 million as of December 31, 2022 and 2021, respectively. We had unamortized software development costs that had been capitalized in accordance with ASC 985-20 of $51.7 million and $59.3 million as of December 31, 2022 and 2021, respectively. Leased assets include amounts held under finance leases for automobiles, computer software, and computer equipment.

Due to the deterioration in the performance of our former Financials Services reporting unit and the finalization of the sale price, we reassessed the recoverability of long-lived assets during the first quarter of 2022, resulting in a $73.7 million impairment. During the fourth quarter of 2021, we recognized a $134.0 million impairment to the long-lived assets for our Financial Services reporting unit including $88.2 million to intangible assets and $45.8 million to fixed assets. These impairments are included within "Other operating (income) loss" in our consolidated statements of operations.

10.    Acquisitions

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

The "Other" column includes other immaterial acquisitions that have occurred during the period. The preliminary purchase price allocation of the 2022 acquisitions resulted in the following:

	Opta	Infutor	Others	Total
Cash and cash equivalents	$0.4	$17.0	$-	$17.4
Accounts receivable	5.2	10.7	-	15.9
Other current assets	1.3	3.8	0.1	5.2
Fixed assets	1.5	0.9	0.3	2.7
Operating lease right-of-use assets, net	1.1	2.3	-	3.4
Intangible assets	87.0	83.4	2.3	172.7
Goodwill	141.1	140.3	3.0	284.4
Other assets	-	0.1	-	0.1
Total assets acquired	237.6	258.5	5.7	501.8
Current liabilities	4.9	14.4	0.1	19.4
Deferred revenues	0.2	3.1	0.1	3.4
Operating lease liabilities	1.1	3.3	-	4.4
Deferred income tax, net	13.5	-	0.5	14.0
Other liabilities	-	-	0.2	0.2
Total liabilities assumed	19.7	20.8	0.9	41.4
Net assets acquired	217.9	237.7	4.8	460.4
Less: Cash acquired	0.4	17.0	-	17.4
Net cash purchase price	$217.5	$220.7	$4.8	$443.0

The preliminary amounts assigned to intangible assets by type for our 2022 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	6	$48.5
Marketing-related	4	2.0
Customer-related	13	122.2
Total intangible assets		$172.7

The preliminary allocations of the purchase price for the 2022 acquisitions with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on our consolidated financial statements. The allocations of the purchase price will be finalized once all the information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, right-of-use assets and operating lease liabilities and residual goodwill. The goodwill associated with our acquisitions include the acquired assembled work force, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as our ability to grow through adding additional customer relationships or new solutions in the future. Of the $284.4 million in goodwill associated with our acquisitions, $144.5 million is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics.

For the year ended December 31, 2022, we incurred transaction costs related to acquisitions of $1.8 million, which are included within "Selling, general and administrative expenses in the accompanying consolidated statements of operations. Refer to Note 12. Goodwill and Intangible Assets for further discussion.

Our 2022 acquisitions were not significant, both individually and in the aggregate, to our consolidated financial statements for the years ended December 31, 2022, 2021 and 2020, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

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

On  June 17, 2021, we acquired 100 percent of the stock of Roskill Holdings Limited ("Roskill") for a net cash purchase price of $22.1 million, of which $4.8 million represents indemnity escrows. Roskill, a provider of metals and materials supply chain intelligence, has become part of our Energy and Specialized Markets segment. Roskill’s capabilities reinforce our ability to provide comprehensive analysis across the energy, and metals and mining value chain while adding analysis, data, and insight on battery raw materials metals. This acquisition was excluded from the table below due to the announcement of the sale of our Energy business.

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

The final purchase price allocations, inclusive of closing adjustments, of our 2021 acquisitions resulted in the following:

	ACTINEO	Data Driven Safety	Others	Total
Cash and cash equivalents	$0.2	$2.5	$3.7	$6.4
Accounts receivable	1.8	1.0	1.4	4.2
Other current assets	-	2.0	1.0	3.0
Fixed assets	1.4	-	0.1	1.5
Operating lease right-of-use assets, net	4.2	0.4	1.3	5.9
Intangible assets	48.3	42.1	19.0	109.4
Goodwill	121.9	74.1	39.6	235.6
Other assets	-	—	0.1	0.1
Total assets acquired	177.8	122.1	66.2	366.1
Current liabilities (1)	2.1	2.7	1.7	6.5
Deferred revenues	0.0	0.4	1.4	1.8
Operating lease liabilities	4.2	0.4	1.4	6.0
Deferred income tax, net	15.8	-	3.7	19.5
Other liabilities	-	21.7	—	21.7
Total liabilities assumed	22.1	25.2	8.2	55.5
Net assets acquired	155.7	96.9	58.0	310.6
Less: Noncontrolling interests	6.6	-	19.8	26.4
Cash acquired	0.2	3.4	3.7	7.3
Net cash purchase price	$148.9	$93.5	$34.5	$276.9

The final amounts assigned to intangible assets by type for our 2021 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	5	$21.1
Marketing-related	3	1.1
Customer-related	13	81.2
Database-related	6	6.0
Total intangible assets		$109.4

For the year ended December 31, 2022, we finalized the purchase accounting for our 2021 acquisitions during the measurement periods in accordance with ASC 805, Business Combinations. The impact of finalization of the purchase accounting associated with these acquisitions was not material to our accompanying financial statements for the years ended December 31, 2022 and 2021.

Of the $235.6 million in goodwill associated with our acquisitions, $161.3 million is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics.   For the year ended December 31, 2021, we incurred transaction costs related to acquisitions of $2.8 million, which are included within "Selling, general and administrative" expenses in our accompanying consolidated statements of operations. Refer to Note 12. Goodwill and Intangible Assets for further discussion.

Our 2021 acquisitions were not significant, both individually and in the aggregate, to our consolidated financial statements for the years ended December 31, 2021 and 2020, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

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

The final purchase price allocations, inclusive of closing adjustments, of our 2020 acquisitions resulted in the following:

	Lead Intelligence	Franco Signor	Total
Cash and cash equivalents (1)	$5.9	$10.9	$16.8
Accounts receivable	2.8	2.2	5.0
Other current assets	1.4	0.9	2.3
Fixed assets	0.8	0.4	1.2
Operating lease right-of-use assets, net	1.6	1.5	3.1
Intangible assets	64.3	59.1	123.4
Goodwill	69.9	101.5	171.4
Other assets	0.1	8.0	8.1
Total assets acquired	146.8	184.5	331.3
Current liabilities	2.1	8.3	10.4
Deferred revenues	2.6	0.3	2.9
Operating lease liabilities	1.6	1.5	3.1
Deferred income tax, net	9.7	1.5	11.2
Other liabilities	-	8.0	8.0
Total liabilities assumed	16.0	19.6	35.6
Net assets acquired	130.8	164.9	295.7
Less: Cash and cash equivalents	5.9	10.9	16.8
Restricted cash	-	(5.7)	(5.7)
Cash acquired	5.9	5.2	11.1
Net cash purchase price	$124.9	$159.7	$284.6

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

For the year ended December 31, 2021, we finalized the purchase accounting for our 2020 acquisitions during the measurement periods in accordance with ASC 805, Business Combinations. The impact of finalization of the purchase accounting associated with these acquisitions was not material to our accompanying financial statements for the years ended December 31, 2020.

The goodwill of $171.4 million associated with the purchases of Jornaya and Franco Signor $90.6 million is not deductible for tax purposes. For the year ended December 31, 2020, we incurred transaction costs related to acquisitions of $2.2 million, which are included within "Selling, general and administrative" expenses in our accompanying consolidated statements of operations. Refer to Note 12. Goodwill and Intangible Assets for further discussion.

Our 2020 acquisitions were not significant, both individually and in the aggregate, to our consolidated financial statements for the year ended December 31, 2020 and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payment. During the years ended December 31, 2022 and 2021, we released $12.8 million and $12.1 million of indemnity escrows related to various acquisitions. At December 31, 2022 and 2021, the current portion of the escrows amounted to $0 million and $10.6 million, and the noncurrent portion of the escrows amounted to$0 million. The current and noncurrent portions of the escrows have been included in "Other current assets" and "Other noncurrent assets" in our accompanying consolidated balance sheets, respectively.

The acquisitions of Rebmark Legal Solutions, ACTINEO GmbH, Data Driven Safety, LLC, and Infutor Data Solutions, LLC, included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of December 31, 2021 and 2020 reflect the best estimate of acquisition-related contingent payments. The associated current portion of contingent payments were $29.9 million and $0.5 million as of December 31, 2022 and 2021, respectively. The associated noncurrent portion of contingent payments were $0 million and $21.7 million as of  December 31, 2022 and 2021, respectively.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Dispositions and Discontinued Operations:

Dispositions

On March 11, 2022 the sale of our environmental health and safety business ("3E Company Environmental, Ecological, and Engineering"), which made up our Supply Chain reporting unit, within the Energy and Specialized Markets segment, to New Mountain Capital, was completed for proceeds of $575.0 million, net of cash and excluding contingent consideration. In the first quarter of 2022, we recognized a gain of $450.8 million. This $450.8 million recognized gain is included within "Other operating (income) loss" in our consolidated statements of operations. The major classes of assets and liabilities disposed of, reflected in our consolidated balance sheets as of March 11, 2022, are presented below. We assessed the sale of our environmental health and safety business per the guidance in ASC 205-20, Discontinued Operations, and determined that this transaction did not qualify as a discontinued operation as its total revenues and assets did not meet the thresholds exemplified in the guidance to represent a strategic shift, quantitatively or qualitatively, that has or will have a major effect on our operations and financial results.

On April 8, 2022, the sale of Verisk Financial Services, our Financials Services reportable segment, to TransUnion, a global information and insights company, was completed for net cash proceeds of $498.3 million. An impairment loss of $73.7 million and a loss on the sale of $15.6 million were recognized in the first and second quarter of 2022, respectively. In the fourth quarter of 2021, we recognized a $134.0 million impairment to the long-lived assets for our Financial Services reporting unit including $88.2 million to intangible assets and $45.8 million to fixed assets. The impairments were included within "Other operating (income) loss" within our accompanying consolidated statements of operations. We assessed the sale of our Financial Services segment per the guidance in ASC 205-20, Discontinued Operations, and determined that this transaction did not qualify as a discontinued operation as it did not represent a strategic shift, quantitatively or qualitatively, that has or will have a major effect on our operations and financial results. Verisk Financial Services generated revenue of $37.6 million 2022.

The major classes of assets and liabilities disposed of, reflected in our consolidated balance sheets as of March 11, 2022 and April 8, 2022, respectively, are presented below:

	3E Company Environmental, Ecological and Engineering	Verisk Financial Services	Total
Cash and cash equivalents	$12.7	$9.3	$22.0
Accounts receivable, net of allowance for doubtful accounts	24.4	36.2	60.6
Prepaid expenses	3.5	3.2	6.7
Other current assets	0.4	1.0	1.4
Current assets	41.0	49.7	90.7
Fixed assets, net	16.4	3.5	19.9
Operating lease right-of-use assets, net	6.4	1.4	7.8
Intangible assets, net	24.2	5.3	29.5
Goodwill	116.5	473.2	589.7
Other noncurrent assets	4.8	7.0	11.8
Noncurrent assets	168.3	490.4	658.7
Total assets	209.3	540.1	749.4

Accounts payable and accrued liabilities	9.6	12.9	22.5
Deferred revenues	54.1	6.9	61.0
Operating lease liabilities	1.7	3.4	5.1
Income taxes payable	11.9	(1.7)	10.2
Current liabilities	77.3	21.5	98.8
Deferred income tax liabilities	(0.8)	8.3	7.5
Operating lease liabilities	6.1	5.1	11.2
Other noncurrent liabilities	2.5	-	2.5
Noncurrent liabilities	7.8	13.4	21.2
Total liabilities	85.1	34.9	120.0
Net assets sold as part of dispositions	124.2	505.2	629.4
Less: Cash sold	12.7	9.3	22.0
Net assets sold as part of dispositions, net of cash sold	$111.5	$495.9	$607.4

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

On  October 28, 2022, we entered into an equity purchase agreement to sell our Energy business to Planet Jersey Buyer Ltd, an entity that was formed on behalf of, and is controlled by, The Veritas Capital Fund VIII, L.P. and its affiliated funds and entities (“Veritas Capital”), for a  purchase price of $3,100.0 million (subject to customary purchase price adjustments for, among other things, the cash, working capital and indebtedness of the Energy business as of the closing) and up to $200.0 million of additional contingent cash consideration based on Veritas Capital’s future return on its investment paid through a Class C Partnership interest.

The Energy business, which was part of the Energy and Specialized Markets segment, qualified as held for sale in the fourth quarter of 2022 and was classified as a discontinued operation per ASC 205-20, Discontinued Operations, as we determined, qualitatively and quantitatively, that this transaction represents a strategic shift that has or will have a major effect on our operations and financial results. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations for all periods presented. Additionally, all assets and liabilities of the Energy business have been classified as assets and liabilities held for sale within our consolidated balance sheet as of December 31, 2022 and December 31, 2021. In connection with the held for sale classification, we recognized an impairment of $303.7 million, partially offset by a deferred tax benefit of $75.9 million on the remeasurement of the disposal group held for sale, which has been included in discontinued operations in our consolidated statement of operations for the year ended December 31, 2022. Upon classification of the Energy business as held for sale, its cumulative foreign currency translation adjustment within shareholders’ equity was included with its carry value, which primarily resulted in the impairment.

On February 1, 2023, we closed on and completed the sale of our Energy business. We do not expect to have any continuing involvement in the Energy business subsequent to closing.

The following table presents financial results from discontinued operations, net of income taxes in our consolidated statement of income for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
Revenues	$537.3	$536.1	$515.2
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	207.4	204.1	202.2
Selling, general and administrative	117.2	109.5	105.7
Depreciation and amortization of fixed assets	32.9	36.6	33.0
Amortization of intangible assets	68.5	96.8	92.5
Impairment loss	303.7	-	-
Other operating loss	33.9	-	-
Total operating expenses	763.6	447.0	433.4
Operating (loss) income	(226.3)	89.1	81.8
Other income (expense):
Investment income (loss) and others, net	7.0	(0.2)	(2.8)
Total other income (expense), net	7.0	(0.2)	(2.8)
(Loss) income from discontinued operations before income taxes	(219.3)	88.9	79.0
Income tax benefit (expense)	131.5	(29.7)	(20.1)
(Loss) income from discontinued operations, net of income taxes	$(87.8)	$59.2	$58.9

The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. The following table presents selected cash flow information associated with our discontinued operations:

	For the Year Ended December 31,
	2022	2021	2020
Significant non-cash operating activities:
Depreciation and amortization of fixed assets	$32.9	$36.6	$33.0
Amortization of intangible assets	68.5	96.8	92.5
Impairment loss	303.7	-	-
Operating lease right-of-use assets, net	7.6	7.7	3.0
Investing activities:
Capital expenditures	(72.6)	(59.7)	(43.4)
Fixed assets included in accounts payable and accrued liabilities	3.0	5.0	-

The following table presents the aggregate carrying amounts of  the held for sale assets and liabilities of the Energy business in the consolidated balance sheet as of the date indicated:

	December 31, 2022	December 31, 2021
Cash and Cash Equivalents	$180.2	$168.4
Accounts receivable, net	150.8	146.4
Prepaid expenses	17.8	14.9
Other current assets	13.8	5.3
Total current assets:	362.6	335.0
Fixed assets, net	157.1	126.8
Operating lease right-of-use assets, net	29.8	29.1
Intangible assets, net	616.9	743.6
Goodwill	2,136.3	2,283.6
Other noncurrent assets	16.3	21.1
Total noncurrent assets	2,956.4	3,204.2
Total assets held for sale:	3,319.0	3,539.20
Net impairment of asset group(1)	(227.8)	-
Total assets held for sale, net	$3,091.2	$3,539.2

Accounts payable and accrued liabilities	68.6	58.6
Operating lease liabilities	6.9	9.5
Deferred revenues	176.6	153.2
Income taxes payable	30.2	10.8
Current liabilities held-for-sale:	282.3	232.1
Deferred income tax liabilities	144.1	175.5
Noncurrent lease liabilities	30.8	23.4
Other noncurrent liabilities	2.7	11.0
Noncurrent liabilities held-for-sale	177.6	209.9
Total liabilities held for sale	$459.9	$442.0

(1) In connection with the held for sale classification, we recognized a $303.7 million impairment, partially offset by a deferred tax benefit of $75.9 million on the remeasurement of the disposal group held for sale. This impairment was charged to a contra asset account within "Other noncurrent assets" per ASC 205-20, Discontinued Operations.

12.    Goodwill and Intangible Assets:

We completed the required annual impairment test as of June 30, 2022, 2021 and 2020, which resulted in no impairment of goodwill. Subsequent to performing our annual impairment test, we continued to monitor these reporting units for events that would trigger an interim impairment test; other than the impairment of the Energy business that was triggered when the entity was classified as held for sale (Note 11), we did not identify any other triggering events.

Due to the continued deterioration in the performance of our Financial Services reporting unit and the finalization of the sale price, we reassessed the recoverability of these long-lived assets during the first quarter of 2022, resulting in an a $73.7 million impairment. This $73.7 million impairment is included within "Other operating income, net" in our consolidated statements of operations.

The following is a summary of the change in goodwill from December 31, 2020 through December 31, 2022, both in total and as allocated to our reportable segments:

	Insurance	Specialized Markets	Financial Services	Total
Goodwill at December 31, 2020	$1,208.6	$136.5	$475.9	$1,821.0
Acquisitions	235.9	-	-	235.9
Purchase accounting reclassifications	(0.3)	-	-	(0.3)
Current period adjustment (1)	15.8	(15.8)	-	-
Foreign currency translation adjustment	(5.2)	(3.3)	(0.5)	(9.0)
Goodwill at December 31, 2021	1,454.8	117.4	475.4	2,047.6
Acquisitions	284.4	-	-	284.4
Purchase accounting reclassifications	(0.5)	-	-	(0.5)
Disposition of sold businesses	-	(116.5)	(473.2)	(589.7)
Impairment Charge	-	-	(1.7)	(1.7)
Foreign currency translation adjustment	(62.7)	(0.9)	(0.5)	(64.1)
Goodwill at December 31, 2022	$1,676.0	$—	$—	$1,676.0

____________

(1) This adjustment relates to a segment reclassification; refer to Note 19. Segment Reporting

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average
	Useful Life		Accumulated
	(in years)	Cost	Amortization	Net
December 31, 2022
Technology-based	8	$355.1	$(229.3)	$125.8
Marketing-related	6	41.3	(35.5)	5.8
Contract-based	6	5.0	(5.0)	-
Customer-related	13	510.7	(146.7)	364.0
Database-based	8	15.0	(5.8)	9.2
Total intangible assets		$927.1	$(422.3)	$504.8
December 31, 2021
Technology-based	8	$382.4	$(263.0)	$119.4
Marketing-related	6	65.3	(56.5)	8.8
Contract-based	6	5.0	(5.0)	—
Customer-related	12	585.1	(262.8)	322.3
Database-based	8	53.8	(22.0)	31.8
Total intangible assets		$1,091.6	$(609.3)	$482.3

Amortization expense related to intangible assets for the years ended December 31, 2022, 2021, and 2020, was $74.4 million, $80.0 million, and $73.4 million, respectively. Estimated amortization expense in future periods through 2028 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2023	$69.4
2024	66.8
2025	58.2
2026	56.3
2027	48.5
2028 and thereafter	205.6
Total	$504.8

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Income Taxes:

Domestic and foreign income before income taxes was as follows:

	2022	2021	2020
U.S.	$1,277.1	$784.1	$823.5
Foreign	(14.7)	2.4	(5.1)
Total income before income taxes	$1,262.4	$786.5	$818.4

The components of the provision for income taxes for the years ended December 31 were as follows:

	2022	2021	2020
Current:
Federal	$247.8	$123.8	$113.0
State and local	64.7	19.5	22.8
Foreign	1.1	3.0	3.3
Total current provision for income taxes	313.6	146.3	139.1
Deferred:
Federal	(43.3)	20.6	21.2
State and local	(11.2)	10.5	5.8
Foreign	(38.8)	2.0	(1.5)
Total deferred provision for income taxes	(93.3)	33.1	25.5
Provision for income taxes	$220.3	$179.4	$164.6

The reconciliation between our effective tax rate and the statutory tax rate is as follows for the years ended December 31:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	3.4	2.8	2.7
Impact of dispositions	(3.0)	-	-
UK valuation allowance release	(2.4)	-	-
Global Intangible Low-taxed Income	0.4	2.6	-
Stock-based compensation	(1.7)	(3.5)	(3.7)
Other	(0.2)	(0.1)	0.1
Effective tax rate	17.5%	22.8%	20.1%

The decrease in the effective tax rate in 2022 compared to 2021 was primarily due to a tax rate benefit in connection with the sale of our environmental health and safety business for which a benefit was recognized for the difference between book and tax basis of our investment. The 2022 rate was also lower than 2021 due to a release of a United Kingdom valuation allowance related to interest expense utilization and a reduced Global Intangible Low Taxed Income ("GILTI") inclusion in the current period versus the prior period, partially offset by reduced stock option exercises resulting in lower tax benefits from equity compensation in the current period versus the prior period.

The tax effects of significant items comprising our deferred tax assets as of  December 31 are as follows:

	2022	2021
Deferred tax assets:
Employee wages and other benefits	$54.9	$46.7
Deferred rent	9.2	9.6
Net operating loss carryover	12.0	11.7
Capital and other unrealized losses	1.6	1.5
Interest expense	31.1	34.7
Book/tax energy basis difference	112.2	—
Other	15.2	5.2
Total	236.2	109.4
Less valuation allowance	(45.3)	(38.3)
Deferred tax assets	190.9	71.1
Deferred tax liabilities:
Fixed assets and intangible assets	(223.9)	(280.6)
Commissions	(16.8)	(16.1)
Pensions	(56.5)	(54.2)
Other	(7.6)	(8.7)
Deferred tax liabilities	(304.8)	(359.6)
Deferred tax liabilities, net	$(113.9)	$(288.5)

The net deferred tax liabilities of $113.9 million consist primarily of timing differences involving amortization.

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

Years Ending	Amount
2023 - 2030	$20.8
2031 - 2035	11.7
2036 - 2042	52.8
Total	$85.3

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

As of December 31, 2022, we have not made a provision for U.S. or additional foreign withholdings taxes for any additional outside basis difference inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. We do not rely on these unremitted earnings as a source of funds for our domestic business as we expect to have sufficient cash flow in the U.S. to fund our U.S. operational and strategic needs.

We follow ASC 740-10 which prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For each tax position, we must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2022	2021	2020
Unrecognized tax benefit as of January 1	$3.4	$9.9	$11.5
Gross increase in tax positions in prior period	1.0	1.3	0.5
Gross decrease in tax positions in prior period	-	(0.1)	(0.2)
Settlements	(0.6)	—	—
Lapse of statute of limitations	(0.6)	(7.7)	(1.9)
Unrecognized tax benefit as of December 31	$3.2	$3.4	$9.9

Of the total unrecognized tax benefits as of December 31, 2022, 2021, and 2020, $3.2 million, $3.4 million, and $8.1 million, respectively, represent the amounts that, if recognized, would have a favorable effect on our effective tax rate in any future periods.

The total gross amount of accrued interest and penalties for the years ended December 31, 2022, 2021, and 2020 was $0.4 million, $0.5 million, and $3.9 million, respectively. Our practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in our accompanying consolidated statements of operations.

We do not expect a significant increase in unrecognized benefits related to federal, state, or foreign tax exposures within the coming year. In addition, we believe that it is reasonably possible that approximately $0.9 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2023 as a result of a combination of audit settlements and lapses of statute of limitations, net of additional uncertain tax positions.

We are subject to tax in the U.S., various state, and foreign jurisdictions. Joined by our domestic subsidiaries, we file a consolidated income tax return. With a few exceptions, none of which are material to our consolidated financial statements as of December 31, 2022, we are no longer subject to U.S. federal, state and local, or non-US income tax examinations by tax authorities for tax years before 2018. In City of Philadelphia, we are being audited for the years ended December 31, 2019 through 2021. We do not expect that the results of this examination will have a material effect on our financial position, results of operations, or cash flow.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Composition of Certain Financial Statement Caption:

The following table presents the components of “Accounts payable and accrued liabilities” as of December 31:

	2022	2021
Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$117.4	$142.5
Escrow liabilities	0.4	10.6
Accrued interest	16.3	16.3
Trade accounts payable and other accrued expenses	128.7	92.2
Acquisition-related liabilities	30.0	0.5
Total accounts payable and accrued liabilities	$292.8	$262.1

The following table presents the components of "Other noncurrent assets" as of December 31:

	2022	2021
Other noncurrent assets:
Pension benefits	$89.0	$130.5
Other assets - prepaid expenses	50.7	59.9
Investments in nonpublic companies	229.8	216.2
Deposits and other	1.9	2.8
Total other noncurrent assets	$371.4	$409.4

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Debt:

The following table presents short-term and long-term debt by issuance as of December 31:

	Issuance	Maturity
	Date	Date	2022	2021
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$990.0	$610.0
Bilateral revolving credit facility	Various	Various	275.0	-
Bilateral term loan facility	Various	Various	125.0	-
Senior notes:
4.125% senior notes, less unamortized discount and debt issuance costs of $(0.4)	9/12/2012	9/12/2022	-	349.6
Finance lease liabilities (1)	Various	Various	2.9	11.7
Short-term debt and current portion of long-term debt			1,392.9	971.3
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(10.0) and $(10.3), respectively	5/13/2020	5/15/2050	490.0	489.7
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $9.4 and $10.9, respectively	3/6/2019	3/15/2029	609.4	610.9
4.000% senior notes, less unamortized discount and debt issuance costs of $(2.8) and $(4.1), respectively	5/15/2015	6/15/2025	897.2	895.9
5.500% senior notes, less unamortized discount and debt issuance costs of $(4.0) and $(4.1), respectively	5/15/2015	6/15/2045	346.0	345.9
Finance lease liabilities (1)	Various	Various	1.3	1.6
Syndicated revolving credit facility debt issuance costs	Various	Various	(0.7)	(1.2)
Long-term debt			2,343.2	2,342.8
Total debt			$3,736.1	$3,314.1

_______________

(1) Refer to Note 8. Leases

Accrued interest associated with our outstanding debt obligations was $16.3 million as of  December 31, 2022 and 2021, respectively, and included in “Accounts payable and accrued liabilities” within our accompanying consolidated balance sheets. Interest expense associated with our finance lease and outstanding debt obligations, including amortization of debt issuance costs and original discounts, was $135.5 million, $127.0 million, and $138.3 million for the years ended  December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022 and December 31, 2021, we had senior notes with an aggregate principal amount of $2,350.0 million and $2,700.0 million outstanding, respectively, and were in compliance with our financial and other debt covenants. In the third quarter we repaid the 4.125% senior notes in full in the amount of $350.0 million utilizing a combination of borrowings from the credit facility and cash from operations.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a Syndicated Credit Facility with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Morgan Stanley Bank, N.A., First Commercial Bank, Ltd., Los Angeles Branch, TD Bank, N.A., and the Northern Trust Company. The Syndicated Credit Facility also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.5 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase one time each to 4.0 to 1.0 and 4.25 to 1.0. The Syndicated Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividends, and the share repurchase program ("Repurchase Program"). As of December 31, 2022, we were in compliance with all financial and other debt covenants under the Syndicated Credit Facility. As of December 31, 2022 and 2021, the available capacity under the Syndicated Credit Facility was $5.6 million and $384.9 million, net of the letters of credit of $4.4 million and $5.1 million, respectively. Subsequent to December 31, 2022 we have made repayments of 990.0 million under the Syndicated Credit Facility. As a result of this activity, we now have the ability to draw up to $995.6 million from our Syndicated Credit Facility.

On March 11, 2022, we entered into a $125.0 million Bilateral Term Loan Facility with Bank of America, N.A. At each roll over period, we can continue the loan for a period of one or three months until the agreed maturity date of September 12, 2022. On September 9, 2022, we amended the $125.0 million Bilateral Term Loan Facility to provide a one-year extension with an agreed maturity date of September 9, 2023. The Bilateral Term Loan Facility carries an interest rate of 135 basis points plus the one-month BSBY margin at the time. Subsequent to December 31, 2022 we repaid the full $125.0 million outstanding principal amount under our Bilateral Term Loan Facility agreement.

On September 9, 2022 we also added a 364-day $275.0 million Bilateral Revolving Credit Facility to be available starting October 3, 2022. The Bilateral Revolving Credit Facility carries an interest rate of 135 basis points plus the one-month BSBY margin at the time. Our Bilateral Credit Facilities  may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program. In December 2022, we borrowed an additional $275.0 million on the Bilateral Revolving Credit Facility, of which $250.0 million was utilized for share repurchases in the fourth quarter of 2022. Subsequent to December 31, 2022 we made a repayment of $275.0 million under our Bilateral Revolving Credit Facility, resulting in zero outstanding borrowings under our bilateral revolving credit facility as of February 28, 2023.

Debt Maturities

The following table reflects our debt maturities:

Years Ending	Amount
2023	$1,392.9
2024	0.8
2025	900.4
2026	0.1
2027	-
2028 and thereafter	1,450.0
Total	$3,744.2

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of December 31, 2022 and 2021. The common shares have rights to any dividend declared by our Board of Directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all eleven members of our Board of Directors. At December 31, 2022, 2021, and 2020, the adjusted closing price of our common stock was $176.42, $228.73, and $206.34 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of December 31, 2022 and 2021.

On February 16, 2022, April 27, 2022, July 27, 2022, and October 26, 2022, our board approved a cash dividend of $0.31 per share of common stock issued and outstanding to the holders of record as of March 15, 2022,  June 15, 2022, September 15, 2022, and December 15, 2022, respectively. Cash dividends of $195.2 million and $188.2 million were paid during the years ended December 31, 2022 and 2021, and recorded as a reduction to retained earnings, respectively.

Share Repurchase Program

In December 2021, March 2022, June 2022, and September 2022, we entered into Accelerated Share Repurchase ("ASR") agreements to repurchase shares of our common stock for an aggregate purchase price of $100.0 million, $325.0 million, $300.0 million, and $100.0 million, respectively, with Citibank, N.A., Morgan Stanley, Citibank, N.A., and HSBC Bank USA. The ASR agreements are each accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. The forward stock purchase agreements are each classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and were deemed to have a fair value of zero at the respective effective date. Upon payments of the aggregate purchase price on January 4, 2022, April 1, 2022, July 1, 2022, and October 3 2022, we received an aggregate delivery of 360,913, 1,211,387, 1,386,562, and 469,126 shares of our common stock, respectively. Upon the final settlement of the ASR agreements in February 2022, May 2022, September 2022, and December 2022, we received additional shares of 141,766, 349,762, 217,024, and 108,508 as determined by the volume weighted average share price of our common stock of $198.93, $208.18, $187.08, and $173.12 during the term of the ASR agreements, respectively. The aggregate purchase price was recorded as a reduction to stockholders' equity in our consolidated statements of changes in stockholders' equity for the year ended December 31, 2022. These repurchases resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

In December 2022, we entered into an additional ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $250.0 million with Bank of America USA, NA. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $250.0 million on December 14, 2022, we received 1,168,224 shares of our common stock at a price of $182.01 per share, representing an initial delivery of approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in February 2023, we received additional shares of 247,487 as determined by the daily volume weighted average share price of our common stock of $176.68 during the term of this ASR agreement.

For the year ended December 31, 2022, we repurchased 8,600,963 shares of common stock as part of the Repurchase Program, inclusive of the ASRs and open market repurchases, at a weighted average price of $188.93 per share. We utilized cash from operations and borrowings from our Bilateral Revolving Credit Facility to fund these repurchases. As of December 31, 2022, we had $441.3 million available to repurchase shares through our Repurchase Program, inclusive of the $1,000.0 million and $500 million authorizations approved by our Board on February 16, 2022 and November 8, 2022, respectively. On November 8, 2022, our board also approved an additional $3.0 billion authorization to repurchase shares of our common stock conditioned upon and effective only after the closing of the sale of our Energy business.

Treasury Stock

As of December 31, 2022, our treasury stock consisted of 389,301,902 shares of common stock. During the years ended December 31, 2022, 2021, and 2020, we transferred 1,650,460, 1,379,304, and 1,811,046 shares of common stock, from the treasury shares at a weighted average price of $14.25, $11.78, and $10.67 per share, respectively.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted EPS computations for the years ended December 31:

	2022	2021	2020
	(In millions, except for share and per share data)
Numerator used in basic and diluted EPS:
Income from continuing operations	$1,041.7	$607.0	$653.8
Income from discontinued operations, net of tax	(87.8)	59.2	58.9
Net income attributable to Verisk	$953.9	$666.2	$712.7
Denominator:
Weighted average number of common shares used in basic EPS	157,905,718	161,841,441	162,610,586
Effect of dilutive shares:
Potential common shares issuable from stock options and stock-based awards	1,023,224	1,497,468	2,710,123
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	158,928,942	163,338,909	165,320,709

The potential shares of common stock that were excluded from diluted EPS were 1,350,159, 620,241, and 513,137 at December 31, 2022, 2021, and 2020, respectively, because the effect of including those potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive losses as of December 31:

	2022	2021
Foreign currency translation adjustment	$(636.9)	$(338.0)
Pension and postretirement adjustment, net of tax	(94.3)	(56.6)
Accumulated other comprehensive losses	$(731.2)	$(394.6)

The before tax and after tax amounts of other comprehensive (loss) income for the years ended December 31, 2022, 2021, and 2020 are summarized below:

		Tax Benefit
	Before Tax	(Expense)	After Tax
December 31, 2022
Foreign currency translation adjustment attributable to Verisk	$(298.9)	$—	$(298.9)
Foreign currency translation adjustment attributable to noncontrolling interests	(1.4)	—	(1.4)
Foreign currency translation adjustment	(300.3)	—	(300.3)
Pension and postretirement adjustment before reclassifications	(45.7)	13.5	(32.2)
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(4.4)	(1.1)	(5.5)
Pension and postretirement adjustment	(50.1)	12.4	(37.7)
Total other comprehensive loss	$(350.4)	$12.4	$(338.0)
December 31, 2021
Foreign currency translation adjustment attributable to Verisk	$(45.8)	$—	$(45.8)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.5)	—	(0.5)
Foreign currency translation adjustment	(46.3)	—	(46.3)
Pension and postretirement adjustment before reclassifications	39.8	(9.8)	30.0
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(4.1)	1.0	(3.1)
Pension and postretirement adjustment	35.7	(8.8)	26.9
Total other comprehensive loss	$(10.6)	$(8.8)	$(19.4)
December 31, 2020
Foreign currency translation adjustment	$107.9	$—	$107.9
Pension and postretirement adjustment before reclassifications	11.1	(2.9)	8.2
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(6.7)	1.8	(4.9)
Pension and postretirement adjustment	4.4	(1.1)	3.3
Total other comprehensive income	$112.3	$(1.1)	$111.2

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

Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $20.5 thousand for 2022  and $19.5 thousand for 2021 and 2020. Certain eligible participants (age 50 and older) may contribute an additional $6.5 thousand on a pre-tax basis for 2022, 2021 and 2020. After-tax contributions are limited to 10.0% of a participant’s compensation. Effective January 1, 2019, we increased the matching contributions to 100.0% of the first 6.0% of the participant’s contribution. The 401(k) matching contributions under the KSOP for the years ended December 31, 2022, 2021, and 2020, were $40.0 million, $33.7 million, and $31.6 million, respectively; which, at our option, were funded in cash.

In 2005, we established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the qualified pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees participated in the Profit Sharing Plan if they completed 1,000 hours of service each plan year and were employed on December 31 of that year. We can make a discretionary contribution to the Profit Sharing Plan based on our annual performance. Participants vest once they have completed four years and 1,000 hours of service. For the years ended December 31, 2022, 2021, and 2020, there were no profit sharing contributions.

Equity Compensation Plans

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan, our 2013 Incentive Plan, or our 2009 Incentive Plan. Awards under our 2021 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of December 31, 2022, there were 13,899,609 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for December 31, 2022 and December 31, 2021 was $132.3 million and $84.3 million, respectively. We issued common stock under these plans from our treasury shares. We have granted equity awards to key employees and directors. The ultimate realization of the PSUs may range from 0% to 200% of the recipient’s target levels established on the grant date.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021 Incentive Plan as of December 31, 2022, 2021, and 2020 and changes during the years is presented below.

	Stock Option			Restricted Stock		PSU
					Weighted			Weighted
		Weighted			Average			Average
		Average	Aggregate		Grant Date			Grant Date
	Number	Exercise	Intrinsic	Number	Fair Value	Number		Fair Value
	of Options	Price	Value	of Shares	Per Share	of Shares		Per Share
			(in millions)
Outstanding at January 1, 2020	6,432,814	$79.51	$449.2	428,729	$107.96	93,960		$158.50
Granted	936,843	$159.28		163,441	$159.96	50,736		$192.93
Dividend reinvestment	—	$—		—	$—	913		N/A
Exercised or lapsed	(1,623,740)	$56.83	$189.8	(178,317)	$102.00	—		$—
Canceled, expired or forfeited	(134,140)	$125.95		(23,799)	$124.40	—		$—
Outstanding at December 31, 2020	5,611,777	$98.28	$613.4	390,054	$131.63	145,609		$170.75
Granted	750,822	$189.29		162,378	$189.23	59,144		$210.07
Dividend reinvestment	—	$—		—	$—	980		N/A
Exercised or lapsed	(1,146,422)	$73.30	$147.6	(173,726)	$120.94	(42,610)		$140.70
Canceled, expired or forfeited	(149,079)	$155.40		(27,202)	$157.79	—		$—
Outstanding at December 31, 2021	5,067,098	$115.73	$572.6	351,504	$161.33	163,123		$192.99
Granted	653,802	$196.64		201,617	$193.33	111,333		$168.63
Dividend reinvestment	—	$—		—	$—	1,371		N/A
Exercised or lapsed	(1,435,673)	$92.38	$129.1	(205,407)	$157.22	(54,927)		$174.42
Canceled, expired or forfeited	(261,411)	$181.48		(40,139)	$182.35	(21,406)		$202.55
Outstanding at December 31, 2022	4,023,816	$132.90	$193.3	307,575	$182.07	199,494		$195.34
Exercisable at December 31, 2022	2,702,075	$110.02	$182.6
Exercisable at December 31, 2021	3,173,592	$89.14	$443.0
Nonvested at December 31, 2022	1,321,741			307,575		199,494
Expected to vest at December 31, 2022	1,107,594			273,646		73,775	(1)

_______________

(1)	Includes estimated performance achievement

The fair value of our stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table during the years ended December 31:

	2022	2021	2020
Expected volatility	25.33%	23.66%	18.48%
Risk-free interest rate	1.55%	0.39%	1.51%
Expected term in years	4.2	4.3	4.3
Dividend yield	0.60%	0.63%	0.71%
Weighted average grant date fair value per stock option	$42.25	$35.15	$25.87

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our nonvested options and changes are presented below:

	Number of Options	Weighted Average Grant-Date Fair Value Per Share
Nonvested balance at January 1, 2020	2,256,959	$20.17
Granted	936,843	$25.87
Vested	(942,049)	$18.30
Cancelled or expired	(134,140)	$22.40
Nonvested balance at December 31, 2020	2,117,613	$23.39
Granted	750,822	$35.15
Vested	(825,850)	$21.62
Cancelled or expired	(149,079)	$27.54
Nonvested balance at December 31, 2021	1,893,506	$28.49
Granted	653,802	$42.25
Vested	(964,156)	$22.97
Cancelled or expired	(261,411)	$35.23
Nonvested balance at December 31, 2022	1,321,741	$34.65

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date. Excess tax benefits of $26.5 million, $35.9 million, and $42.9 million from exercised stock options were recorded as income tax benefit in our accompanying consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020, respectively. Stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020 was $56.5 million, $55.7 million, and $47.6 million, respectively. As of December 31, 2022, the weighted average remaining contractual terms were 5.9 years and 4.9 years for outstanding and exercisable stock options, respectively. As of December 31, 2021, the weighted average remaining contractual terms were 6.0 years and 4.8 years for outstanding and exercisable stock options, respectively.

As of December 31, 2022, there was $93.9 million of total unrecognized compensation cost, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted-average period of 2.15 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the years ended December 31, 2022, 2021, and 2020, we granted 9,370, 11,254, and 8,174 stock options under the U.K. Sharesave Plan at a discounted exercise price of $178.26, $166.16, and $159.98, respectively. As of December 31, 2022, there were 453,155 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

We also offer eligible employees the opportunity to participate in an ESPP. Under our ESPP, participating employees may authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25.0 thousand in any calendar year, to purchase shares of our common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, our ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the years ended December 31, 2022, 2021, and 2020, we issued 30,398, 33,974, and 32,502 shares of common stock at a weighted average discounted price of $174.66, $181.77, and $164.44 respectively. As of December 31, 2022, there were 1,195,894 shares of common stock reserved and available for future issuance under our ESPP.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Pension and Postretirement Benefits:

We have a frozen qualified defined benefit pension plan for certain of our employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. Prior to the freeze, we applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which was credited annually based on salary rates determined by years of service, as well as the interest earned on the previous year-end cash balance. We also have a non-qualified frozen supplemental cash balance plan (“SERP”) for certain employees. Our SERP is funded from our general assets. We contributed $0.8 million to our SERP in 2022 and $0.7 million in 2021, respectively, and expect to contribute $0.8 million in 2023.

Our Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. No minimum contribution requirement was and is expected for 2022 and 2023, respectively.

We also provide certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage. We do not expect to contribute to our Postretirement Plan in 2023.

The following table sets forth the changes in the benefit obligations and the plan assets, the funded status of the Pension Plan, SERP, and Postretirement Plan, and the amounts recognized in our consolidated balance sheets at December 31:

	Pension Plan and SERP		Postretirement Plan
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at January 1	$431.7	$459.9	$6.0	$7.5
Interest cost	14.7	11.0	0.1	0.1
Actuarial gain	(86.6)	(9.0)	(0.4)	(0.9)
Plan participants’ contributions	—	—	1.3	1.5
Benefits paid	(28.9)	(30.2)	(2.8)	(2.2)
Benefit obligation at December 31	$330.9	$431.7	$4.2	$6.0
Accumulated benefit obligation at December 31	$330.9	$431.7
Change in plan assets:
Fair value of plan assets at January 1	$546.2	$520.8	$9.5	$10.5
Actuarial (gain) loss	(111.8)	54.9	(1.1)	(0.2)
Employer contributions, net	0.8	0.7	0.7	(0.1)
Plan participants’ contributions	—	—	1.3	1.5
Benefits paid	(28.9)	(30.2)	(2.8)	(2.2)
Fair value of plan assets at December 31	$406.3	$546.2	$7.6	$9.5
Funded status at December 31	$(75.4)	$(114.5)	$(3.4)	$(3.5)
Amounts recognized in the consolidated balance sheets consist of:
Pension assets, noncurrent (1)	$(85.6)	$(127.0)	$(3.4)	$(3.5)
Pension, SERP and postretirement benefits, current (2)	0.8	1.4	—	—
Pension, SERP and postretirement benefits, noncurrent (3)	9.4	11.1	—	—
Total Pension, SERP and Postretirement benefits	$(75.4)	$(114.5)	$(3.4)	$(3.5)

_______________

(1)  Included in "Other noncurrent assets" in our accompanying consolidated balance sheets

(2)  Included in "Accounts payable and accrued liabilities" in our accompanying consolidated balance sheets

(3)  Included in "Other noncurrent liabilities" in our accompanying consolidated balance sheets

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax components included within accumulated other comprehensive losses as of December 31 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	2022	2021	2022	2021
Prior service benefit cost (credit)	$2.6	$2.8	$—	$—
Actuarial losses	147.8	98.3	3.2	2.4
Accumulated other comprehensive losses, pretax	$150.4	$101.1	$3.2	$2.4

The pre-tax components of net periodic benefit (credit) cost and the amounts recognized in other comprehensive loss are summarized below for the years ended December 31:

	Pension Plan and SERP			Postretirement Plan
	2022	2021	2020	2022	2021	2020
Interest cost	$14.7	$11.0	$12.6	$0.1	$0.1	$0.2
Expected return on plan assets	(28.2)	(32.8)	(29.9)	(0.2)	(0.2)	(0.2)
Amortization of prior service cost (credit) reclassified from accumulated other comprehensive losses	0.2	0.2	0.2	—	(0.1)	(0.1)
Amortization of net actuarial loss reclassified from accumulated other comprehensive losses	4.0	3.8	6.3	0.2	0.2	0.3
Net periodic benefit (credit) cost	(9.3)	(17.8)	(10.8)	0.1	—	0.2
Amortization of prior service (cost) credit reclassified from accumulated other comprehensive losses	(0.2)	(0.2)	(0.2)	—	0.1	0.1
Amortization of actuarial (loss) gain reclassified from accumulated other comprehensive losses	(0.2)	(0.2)	(0.2)	—	—	—
Net loss recognized reclassified from accumulated other comprehensive losses	(3.8)	(3.6)	(6.1)	(0.2)	(0.2)	(0.3)
Actuarial loss (gain)	53.5	(31.1)	2.4	1.0	(0.5)	(0.3)
Total recognized in other comprehensive income	49.3	(35.1)	(4.1)	0.8	(0.6)	(0.5)
Total recognized in net periodic benefit credit and other comprehensive (income) loss	$40.0	$(52.9)	$(14.9)	$0.9	$(0.6)	$(0.3)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2022 and 2021 and net periodic benefit (credit) cost for the years 2022, 2021 and 2020 are provided below:

	Pension Plan and SERP			Postretirement Plan
Weighted-average assumptions used to determine benefit obligations:	2022	2021		2022	2021
Discount rate	5.49%	2.75%		5.25%	2.25%
Expected return on plan assets	6.25%	6.25%		1.75%	1.75%
Cash balance interest credit rate	2.57%	2.57%		N/A

Weighted-average assumptions used to determine net periodic benefit (credit) cost:	2022	2021	2020	2022	2021	2020
Discount rate	2.75%	2.49%	2.83%	2.25%	1.50%	2.50%
Expected return on plan assets	6.25%	6.50%	6.75%	1.75%	2.00%	2.00%
Cash balance interest credit rate	2.57%	2.57%	2.57%	N/A

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the Postretirement Plan are net of the federal Medicare subsidy.

	Pension Plan	Postretirement
	and SERP	Plan
	Gross	Gross	Medicare	Net
	Benefit	Benefit	Subsidy	Benefit
	Amount	Amount	Payments	Amount
2023	$29.8	$0.9	$(0.1)	$0.8
2024	$30.2	$0.8	$(0.1)	$0.7
2025	$29.0	$0.7	$(0.1)	$0.6
2026	$28.9	$0.6	$(0.1)	$0.5
2027	$28.7	$0.5	$—	$0.5
2027 and thereafter	$128.2	$1.6	$—	$1.6

The healthcare cost trend rate for 2022 was 7.50% gradually decreasing to 4.50% in 2035. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan.

The subsidy benefit from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced our accumulated postretirement benefit assets by approximately $0.8 million as of December 31, 2022 and 2021. The subsidy cost increased the net periodic benefit cost by approximately $80.7 thousand, $75.8 thousand, and $58.2 thousand in fiscal 2022, 2021 and 2020, respectively.

The expected return on our Pension Plan assets as of December 31, 2022 and 2021 was 6.25%, respectively, which was determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast after adjusting for the target investment allocation and reflecting the current economic environment. During the first quarter of 2022, we changed the investment guidelines on our Pension Plan assets to target investment allocation of 45% to equity securities and 55% to debt securities from our previous target allocation of 50% to equity securities and 50% to debt securities as of December 31, 2021. Our Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms.

The asset allocation at December 31, 2022 and 2021, and target allocation by asset category are as follows:

	Target	Percentage of Plan Assets
Asset Category	Allocation	2022	2021
Equity securities	45.0%	41.4%	45.8%
Debt securities	55.0	52.9	47.8
Real Estate	—	5.0	6.4
Other	—	0.7	—
Total	100.0%	100.0%	100.0%

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

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also maintain a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The asset allocation for our VEBA Plan at December 31, 2022 and 2021 was 100% in debt securities.

There were no transfers among Levels 1, 2, or 3 for the years ended December 31, 2022 and 2021. Refer to Note 7. Fair Value Measurements for further discussion with respect to fair value hierarchy. The following table summarizes the fair value measurements by level of our Pension Plan and Postretirement Plan assets:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
		Identical Assets	Inputs
	Total	(Level 1)	(Level 2)
December 31, 2022
Equity
Managed equity accounts (1)	$128.8	$128.8	$—
Equity — pooled separate account (2)	39.7	—	39.7
Debt
Fixed income manager — separately managed account (5)	133.6	—	133.6
Fixed income manager — pooled separate account (2)	81.5	—	81.5
Fixed income manager — government securities (3)	7.7	7.7	—
Others
Cash — pooled separate account (2)	2.7	—	2.7
Global real estate account (4)	20.2	—	20.2
Total	$414.2	$136.5	$277.7
December 31, 2021
Equity
Managed equity accounts (1)	$195.0	$195.0	$—
Equity — pooled separate account (2)	54.9	—	54.9
Debt
Fixed income manager — separately managed account (5)	163.7	—	163.7
Fixed income manager — pooled separate account (2)	97.9	—	97.9
Fixed income manager — government securities (3)	9.5	9.5	—
Others
Cash — pooled separate account (2)	(0.1)	—	(0.1)
Global real estate account (4)	34.8	—	34.8
Total	$555.7	$204.5	$351.2

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

Energy and Specialized Markets: In the first quarter of 2022, the sale of our environmental health and safety business (which comprised of our Specialized Market) was completed. On February 1, 2023, we completed the sale of our Energy segment.  We determined that the transaction met the criteria to be classified as discontinued operations and its assets and liabilities are classified as held for sale. As a result, the financial operations of Energy are excluded from the segment disclosure. See Note 11. Dispositions and Discontinued Operations for further discussion.  Prior to the sale, we were a leading provider of data analytics via hosted platform for the global energy, chemicals, and metals and mining industries. Our research and consulting solutions focused on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support. We gathered and managed proprietary information, insight, and analysis are on oil and gas fields, mines, refineries, and other assets across the interconnected global energy sectors to advise customers in making asset investment and portfolio allocation decisions. Our analytical tools measured and observed environmental properties and translated those measurements into actionable information based on customer needs. In addition, we provided market and cost intelligence to energy companies to optimize financial results. We further offered a suite of data and information services that enable improved compliance with global Environmental Health and Safety requirements related to the safe manufacturing, distribution, transportation, usage, and disposal of chemicals and products.

Financial Services: On April 8, 2022, the sale of this segment was completed. See Note 11. Dispositions and Discontinued Operations for further discussion. Prior to the sale, we maintained a bank account consortia to provide competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services that help financial institutions, payment networks and processors, alternative lenders, regulators, and merchants make better strategy, marketing, and risk decisions. Customers applied our solutions in the areas of tailored data management and media effectiveness that include business intelligence platforms, profile views, mobile data solutions, enterprise database services, and fraud risk scoring algorithms for marketing, fraud, and risk mitigation.

The three aforementioned reportable segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by our CODM in order to assess performance and allocate resources. We use EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. Indirect costs are generally allocated to the segments using fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. In addition, our CODM does not evaluate the financial performance of each segment based on assets. See Note 6. Revenues for information on disaggregated revenues by type of service and by country.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides our revenue and EBITDA by reportable segment for the years ended December 31, as well as a reconciliation of EBITDA to income before income taxes for all periods presented in our accompanying consolidated statements of operations:

	2022				2021				2020
	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$2,437.0	$22.4	$37.6	$2,497.0	$2,206.9	$112.8	$142.8	$2,462.5	$2,008.7	$104.0	$156.7	$2,269.4
Expenses:
Cost of revenues (exclusive of items shown separately below)	(781.9)	(19.1)	(23.6)	(824.6)	(704.4)	(58.9)	(90.4)	(853.7)	(644.3)	(54.6)	(92.8)	(791.7)
Selling, general and administrative	(347.4)	(26.7)	(7.4)	(381.5)	(239.1)	(44.9)	(29.2)	(313.2)	(248.1)	(40.5)	(19.6)	(308.2)
Other operating (loss) income	-	450.0	(95.8)	354.2	-	-	(134.0)	(134.0)	15.9	-	3.5	19.4
Investment (loss) income and others, net	(4.7)	(0.4)	(0.2)	(5.3)	1.8	0.6	(0.3)	2.1	0.3	-	0.1	0.4
EBITDA from discontinued operations	-	(117.9)	-	(117.9)	-	222.3	-	222.3	-	204.5	-	204.5
EBITDA	$1,303.0	$308.3	$(89.4)	$1,521.9	$1,265.2	$231.9	$(111.1)	$1,386.0	$1,132.5	$213.4	$47.9	$1,393.8
EBITDA from discontinued operations				117.9				(222.3)				(204.5)
Depreciation and amortization of fixed assets				(164.2)				(170.3)				(159.2)
Amortization of intangible assets				(74.4)				(79.9)				(73.4)
Interest expense				(138.8)				(127.0)				(138.3)
Income before income taxes				$1,262.4				$786.5				$818.4

Long-lived assets by country are provided below as of December 31:

	2022	2021
Long-lived assets:
U.S.	$2,876.5	$3,527.6
U.K.	2,428.9	2,754.0
Other countries	730.6	623.9
Total long-lived assets	$6,036.0	$6,905.5

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    Related Parties:

We consider our stockholders that own more than 5% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. We had no material transactions with related parties owning more than 5% of the entire class of stock for the years ended December 31, 2022 and 2021.

In addition, we had no revenues from related parties for the years ended December 31, 2022, 2021, and 2020.

21.    Commitments and Contingencies:

ERISA Litigation

On September 24, 2020, former employees Jillyn Peterson, Gabe Hare, Robert Heynen and Adam Krajewski ("Plaintiffs"), filed suit in the United States District Court, District of New Jersey (No. 2:20-cv-13223-CCC-MF) against Defendants Insurance Services Office Inc. ("ISO"), the Plan Administration Committee of Insurance Services Office Inc. and its members ("Committee Defendants"), and the Trust Investment Committee of Insurance Services Office Inc. and its members. The class action complaint alleges violations of the Employee Retirement Income Security Act, as amended ("ERISA"). The class is defined as all persons who were participants in or beneficiaries of the ISO 401(k) Savings and Employee Stock Ownership Plan ("Plan"), at any time between September 24, 2014 through the date of judgment. The complaint alleges that all defendants are fiduciaries with respect to the Plan. Plaintiffs challenge the amount of fees paid by Plan participants to maintain the investment funds in the plan portfolio and the amount of recordkeeper fees paid by participants. Plaintiffs allege that by permitting the payment of excessive fees, the Committee Defendants breached their ERISA duties of prudence and loyalty. Plaintiffs further allege that ISO breached its ERISA duty by failing to monitor the Committee Defendants who they allege committed known breaches of their fiduciary duties. The complaint does not specify damages but alleges the fiduciary breaches cost Plan participants millions of dollars. Defendants filed their motion to dismiss the complaint on January 12, 2021, which the Court partially denied on April 13, 2021.  Fact discovery has been completed. The litigation is currently stayed through April 4, 2023 pending the outcome of the parties’ mediation. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

Financial Services Government Inquiry

We continue to cooperate with a civil inquiry by the Department of Justice related to government contracts within our former Financial Services segment, which was sold to TransUnion in April 2022. In addition, in March 2022, we were informed that the SEC is conducting an inquiry related to certain contracts of our former Financial Services segment. These inquiries are ongoing, we are producing documents, and we cannot anticipate the timing, outcome or possible impact of the inquiries, financial or otherwise. Under the stock purchase agreement, we entered into with TransUnion pursuant to which TransUnion acquired our former Financial Services segment, we agreed to indemnify TransUnion for certain losses with respect to the DOJ inquiries.

Data Privacy Litigation

On January 30, 2023, Plaintiffs Justin Ahringer and Michael Donner filed a putative class action lawsuit in the United States District Court, Central District of California, titled Ahringer et al. v. LoanDepot, Inc. and Verisk Analytics, Inc. d/b/a Jornaya, Case No.: 8:23-cv-00186. Plaintiffs assert violations of California’s Invasion of Privacy Act, Unfair Competition Law, and a violation of class members’ privacy rights under the California Constitution. Plaintiffs allege that the Defendants recorded visitors’ electronic communications without their consent. Plaintiffs seek to certify a nationwide class of individuals who visited LoanDepot.com and provided personal information on the website’s forms to receive a quote or apply for a loan. They allege that the aggregate claims of all members of the proposed class exceeds $5,000,000. Plaintiffs seek compensatory, statutory or punitive damages or restitution, as well as reasonable attorney’s fees and other costs. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

On June 27, 2022, Plaintiff Loretta Williams brought a putative class action against Lead Intelligence, Inc. d/b/a Jornaya (“we,” “our,” or “us”) in the United States District Court for the Northern District of California, titled Williams v. DDR Media, LLC and Lead Intelligence, Inc. d/b/a Jornaya, Civil Action No. 3:22-cv-03789. The Complaint alleges that the Defendants violated the California Invasion of Privacy Act, Cal. Penal Code 631 (“CIPA”) and invaded Plaintiff’s and class members’ privacy rights when Defendants purportedly recorded visitors’ visits to the scrappyrent2 own.com website without prior express consent. It is further alleged that this conduct constitutes a violation of the California Unfair Competition Law, Cal. Bus. Prof. Code Section 17200 et seq. and the California Constitution. The Complaint seeks class certification, injunctive relief, statutory damages in the amount of $5,000 for each violation, attorneys fees and other litigation costs. As of January 27, our responsive pleading was fully briefed but has not yet been heard or decided. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

On December 15, 2021, Plaintiff Jillian Cantinieri brought a putative class action against Verisk Analytics, Insurance Services Office and ISO Claims Services, Inc. (“we,” “our,” or “us”) in the United States District Court for the Eastern District of New York, titled Cantinieri v. Verisk Analytics Inc., et al., Civil Action No. 2:21-cv-6911. The Complaint alleges that we failed to safeguard the personally identifiable information (PII) of Plaintiff and the members of the proposed classes from a purported breach of our databases by unauthorized entities. Plaintiff and class members allege actual and imminent injuries, including theft of their PII, fraudulent activity on their financial accounts, lowered credit scores, and costs associated with detection and prevention of identity theft and fraud. They seek to recover compensatory, statutory and punitive damages, disgorgement of earnings and profits, and attorney’s fees and costs. We filed our motion to dismiss Plaintiff’s claims on April 22, 2022. As of June 15, 2022, the motion to dismiss was fully briefed but has neither been heard nor decided. Discovery is ongoing. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

On December 10, 2020, we were served with a putative class action lawsuit brought by Erica Jackson in the Court of Common Pleas of Lackawanna County, Pennsylvania against Lead Intelligence, Inc. d/b/a Jornaya ("we" or "us"), Case No. 2020 CV 03695. The class complaint alleges that we violated Pennsylvania’s Wiretap Act ("PWA"), 18 Pa. Const. Stat. § 5701 et seq. by "wiretapping" and "intercepting" the plaintiff’s communications on the website colleges.educationgrant.com. The plaintiff alleges a class of all persons whose electronic communications were intercepted through the use of our wiretapping on the website. The complaint claims damages pursuant to the PWA for actual damages, but not less than liquidated damages computed at the rate of $100 a day for each day of violation, or $1,000, whichever is higher, punitive damages, and reasonable attorney's fees and other litigation costs. On February 16, 2021, we filed preliminary objections to the plaintiff’s complaint, the plaintiff opposed, and the Court ultimately denied our preliminary objections. We subsequently filed a petition to compel arbitration and a motion to stay this action pending the completion of the parties’ arbitration proceedings. On September 30, 2021, the court denied our motions and directed the parties to proceed with discovery. On October 8, 2021, we filed a Notice of Appeal to seek review of the lower court’s decision with the Pennsylvania appellate court system. The appeal was fully briefed. The parties subsequently reached a settlement in November 2022 and the appellate court discontinued the appeal. This case has been closed.

22.   Subsequent Events:

In February 2023, we made a repayment of $275.0 million under our Bilateral Revolving Credit Facility, resulting in zero outstanding borrowings under our bilateral revolving credit facility as of February 28, 2023.

In February 2023, we repaid the full $125.0 million outstanding principal amount under our Bilateral Term Loan Facility agreement.

On February 1, 2023, we entered into an agreement to acquire Mavera for a net cash purchase price of $29.3 million, of which $4.2 million represents indemnity escrows. Mavera is a Sweden-based InsurTech firm with a strong regional presence and established customer base for its personal injury claims management platform. This addition of the Nordics personal injury market leader will support our expansion in Continental Europe and its continued growth as a technology and analytics partner to the global insurance industry.

On February 1, 2023, we closed on and completed the sale of our Energy business, for a purchase price of $3,100.0 million (subject to customary purchase price adjustments for, among other things, the cash, working capital and indebtedness of the Energy business as of the closing) and up to $200.0 million of additional contingent cash consideration based on the purchaser's future return on its investment paid through a Class C Partnership interest. We do not expect to have any continuing involvement in the Energy business subsequent to closing.

In  January and February 2023 we made repayments of $20.0 million and $970.0 million, respectively, under the Syndicated Credit Facility. As a result of this activity, we now have the ability to draw up to $995.6 million from our Syndicated Credit Facility.

**************

Supplementary Financial Information (Unaudited)

Schedule II

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2022, 2021, and 2020

(In millions)

	Balance at	Charged to
	Beginning	Costs and	Deductions—	Balance at
Description	of Year	Expenses (1)	Write-offs (2)	End of Year
Year ended December 31, 2022
Allowance for doubtful accounts	$15.4	$6.4	$(7.5)	$14.3
Valuation allowance for income taxes	$38.3	$41.2	$(34.2)	$45.3
Year ended December 31, 2021
Allowance for doubtful accounts	$14.1	$13.8	$(12.5)	$15.4
Valuation allowance for income taxes	$30.6	$8.1	$(0.4)	$38.3
Year ended December 31, 2020
Allowance for doubtful accounts	$9.5	$8.2	$(3.6)	$14.1
Valuation allowance for income taxes	$46.5	$5.8	$(21.7)	$30.6

(1)	Primarily additional reserves for bad debts

(2)	Primarily accounts receivable balances written off, net of recoveries, the expiration of loss carryforwards, and businesses held for sale

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Verisk Analytics, Inc. effective May 25, 2022, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 25, 2022.

3.2	Amended and Restated By-Laws of Verisk Analytics, Inc. effective May 25, 2022, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 25, 2022.

4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 dated September 21, 2009.

4.2

Senior Notes Indenture, dated as of April 6, 2011, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 6, 2011.

4.3

First Supplemental Indenture, dated as of April 6, 2011, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 6, 2011.

4.4

Third Supplemental Indenture, dated as of September 12, 2012, among Verisk Analytics, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 12, 2012.

4.5

Fifth Supplemental Indenture, dated as of May 15, 2015, between Verisk Analytics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 15, 2015.

4.6

Senior Notes Indenture, dated March 6, 2019, among Verisk Analytics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 6, 2019.

4.7

First Supplemental Indenture, dated March 6, 2019, between Verisk Analytics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 6, 2019.

4.8	Second Supplemental Indenture, dated May 13, 2020, between Verisk Analytics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 13, 2020.

4.9

Description of Verisk Analytics, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act, incorporated herein by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K dated February 18, 2020.

10.1	401(k) Savings Plan and Employee Stock Ownership Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 dated August 12, 2008.

10.2	Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 dated September 21, 2009.

10.3	Form of Letter Agreement, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated October 7, 2008.

10.4

Form of Master License Agreement and Participation Supplement, incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated October 7, 2008.

Exhibit Number	Description
10.5

Schedule of Master License Agreements Substantially Identical in All Material Respects to the Form of Master License Agreement and Participation Supplement, incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 dated November 20, 2008.

10.6	Form of Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.8 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 dated September 21, 2009.

10.7

Insurance Services Office, Inc. 1996 Incentive Plan and Form of Stock Option Agreement thereunder, incorporated herein by reference to Exhibit 10.9 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 dated September 29, 2009.

10.8

Form of Stock Option Award Agreement under the Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 16, 2009.

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

10.11	Verisk Analytics, Inc. 2013 Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A dated April 1, 2013.

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

10.18

Fourth Amendment dated August 15, 2019 to the Second Amended and Restated Credit Agreement dated April 22, 2015 among Verisk Analytics, Inc., as borrower, and the lenders and agents party thereto, incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K dated August 16, 2019.

Exhibit Number	Description
10.19	Verisk Analytics, Inc. 2021 Equity Incentive Plan incorporated herein by reference to Appendix B to the Company's Proxy Statement on Schedule 14A dated April 2, 2021.

10.20

Purchase Agreement, dated as of January 21, 2022, by and among Verisk Analytics, Inc., Tamarack Buyer, L.L.C. and, solely for the limited purpose set forth therein, 3E Company Environmental, Ecological and Engineering, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 24, 2022.

10.21	Verisk Analytics, Inc. Senior Executive Severance Benefits Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 5, 2022.

10.22	Transition and Consulting Agreement dated May 10, 2022 by and between Verisk Analytics, Inc. and Scott G. Stephenson incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 2, 2022.

10.23	Amendment No. 3 to the Verisk Analytics, Inc. 2012 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated August 2, 2022.

10.24	Amended and Restated Loan Agreement dated September 9, 2022 among Verisk Analytics, Inc., as borrower, and Bank of America, N.A. as the initial lender and administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2022.

10.25
Equity Purchase Agreement dated October 28, 2022 by and between Verisk Analytics, Inc. and Planet Jersey Buyer Ltd, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2022.

10.26	Separation Agreement dated December 23, 2022 by and between Verisk Analytics, Inc. and Mark Anquillare, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated December 30, 2022.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

VERISK ANALYTICS, INC. (Registrant)

/S/ Lee M. Shavel
Lee M. Shavel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2023.

Signature	Capacity

/S/ LEE M. SHAVEL	Chief Executive Officer (principal executive officer and director)
Lee M. Shavel

/S/ ELIZABETH MANN	Chief Financial Officer
Elizabeth Mann	(principal financial officer)

/S/ DAVID J. GROVER	Controller and Chief Accounting Officer
David J. Grover	(principal accounting officer)

/S/ BRUCE HANSEN	Independent Chair
Bruce Hansen

/S/ ANNELL BAY	Director
Annell R. Bay

/S/ VINCENT BROOKS	Director
Vincent K. Brooks

/S/ JEFFREY DAILEY	Director
Jeffrey Dailey

/S/ CHRISTOPHER M. FOSKETT	Director
Christopher M. Foskett

/S/ KATHLEEN HOGENSON	Director
Kathleen A. Hogenson

/S/ CONSTANTINE P. IORDANOU	Director
Constantine P. Iordanou

/S/ WENDY LANE	Director
Wendy Lane

/S/ SAMUEL G. LISS	Director
Samuel G. Liss

/S/ OLUMIDE SOROYE	Director
Olumide Soroye

/S/ KIMBERLY S. STEVENSON	Director
Kimberly S. Stevenson

/S/ THERESE M. VAUGHAN	Director
Therese M. Vaughan

/S/ DAVID B. WRIGHT	Director
David B. Wright