Form 10-Q
period 2023-03-31
Verisk Analytics, Inc.
filed 2023-05-03
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, there were 144,791,178 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022
	(in millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$231.9	$112.5
Accounts receivable, net of allowance for doubtful accounts of $14.6 and $14.3, respectively	433.3	290.1
Prepaid expenses	80.1	83.7
Income taxes receivable	—	44.2
Other current assets	45.5	32.0
Current assets held-for-sale	—	362.6
Total current assets	790.8	925.1
Noncurrent assets:
Fixed assets, net	561.1	541.5
Operating lease right-of-use assets, net	202.5	182.0
Intangible assets, net	505.9	504.8
Goodwill	1,705.5	1,676.0
Deferred income tax assets	32.4	31.7
Other noncurrent assets	391.8	371.4
Noncurrent assets held-for-sale	—	2,728.6
Total assets	$4,190.0	$6,961.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$257.4	$292.8
Short-term debt and current portion of long-term debt	2.6	1,392.9
Deferred revenues	549.5	321.7
Operating lease liabilities	36.0	29.5
Income taxes payable	44.6	—
Current liabilities held-for-sale	—	282.3
Total current liabilities	890.1	2,319.2
Noncurrent liabilities:
Long-term debt	2,837.9	2,343.2
Deferred income tax liabilities	141.4	145.6
Operating lease liabilities	204.0	189.9
Other noncurrent liabilities	37.0	17.9
Noncurrent liabilities held-for-sale	—	177.6
Total liabilities	4,110.4	5,193.4
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 144,551,559 and 154,701,136 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,315.5	2,720.8
Treasury stock, at cost, 399,451,479 and 389,301,902 shares, respectively	(8,283.3)	(6,239.5)
Retained earnings	6,006.7	5,999.1
Accumulated other comprehensive losses	29.4	(731.2)
Total Verisk stockholders' equity	68.4	1,749.3
Noncontrolling interests	11.2	18.4
Total stockholders’ equity	79.6	1,767.7
Total liabilities and stockholders’ equity	$4,190.0	$6,961.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in millions, except for share and per share data)
Revenues	$651.6	$643.6
Operating expenses (income):
Cost of revenues (exclusive of items shown separately below)	216.2	228.7
Selling, general and administrative	79.0	107.9
Depreciation and amortization of fixed assets	44.6	40.1
Amortization of intangible assets	17.7	21.2
Other operating income, net	—	(377.1)
Total operating expenses, net	357.5	20.8
Operating income	294.1	622.8
Other expense:
Investment loss and others, net	(1.1)	(1.9)
Interest expense, net	(26.4)	(31.3)
Total other expense, net	(27.5)	(33.2)
Income from continuing operations before income taxes	266.6	589.6
Provision for income taxes	(72.2)	(102.6)
Income from continuing operations	194.4	487.0
(Loss) income from discontinued operations, net of tax expense of $1.1, and $2.4, respectively (Note 7)	(138.0)	18.8
Net income	56.4	505.8
Less: Net income attributable to noncontrolling interests	(0.1)	(0.1)
Net income attributable to Verisk	$56.3	$505.7
Basic net income per share attributable to Verisk:
Income from continuing operations	$1.28	$3.03
(Loss) income from discontinued operations	(0.91)	0.12
Basic net income per share attributable to Verisk:	$0.37	$3.15
Diluted net income per share attributable to Verisk:
Income from continuing operations	$1.27	$3.01
(Loss) income from discontinued operations	(0.90)	0.12
Diluted net income per share attributable to Verisk:	$0.37	$3.13
Weighted-average shares outstanding:
Basic	152,032,255	160,680,955
Diluted	152,709,319	161,638,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Net income	$56.4	$505.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	759.2	(71.6)
Pension and postretirement liability adjustment	0.7	0.6
Total other comprehensive income (loss)	759.9	(71.0)
Comprehensive income	816.3	434.8
Less: Comprehensive income attributable to noncontrolling interests	0.7	0.5
Comprehensive income attributable to Verisk	$817.0	$435.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended March 31, 2023 and 2022

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, January 1, 2023	544,003,038	$0.1	$2,720.8	$(6,239.5)	$5,999.1	$(731.2)	$1,749.3	$18.4	$1,767.7
Net income	—	—	—	—	56.3		56.3	0.1	56.4
Other comprehensive income	—	—	—	—	—	759.9	759.9	(0.7)	759.2
Investment in noncontrolling interests	—	—	(3.9)	—	—	0.7	(3.2)	(6.6)	(9.8)
Common stock dividend (1)	—	—	—	—	(48.7)	—	(48.7)	—	(48.7)
Treasury stock acquired (10,902,788 shares)	—	—	37.5	(2,557.9)	—	—	(2,520.4)	—	(2,520.4)
Share repurchases via accelerated share repurchase program not yet settled	—	—	(500.3)	500.3	—	—	—	—	—
Stock options exercised (631,334 shares transferred from treasury stock)	—	—	50.7	11.8	—	—	62.5	—	62.5
Performance share units ("PSU") lapsed (27,771 shares transferred from treasury stock)	—	—	(0.4)	0.4	—	—	—	—	—
Restricted stock ("RSA") lapsed (85,922 shares transferred from treasury stock)	—	—	(1.4)	1.4	—	—	—	—	—
Stock-based compensation expense	—	—	23.9	—	—	—	23.9	—	23.9
Net share settlement from RSAs (67,807 shares withheld for tax settlement)	—	—	(12.3)	—	—	—	(12.3)	—	(12.3)
Other stock issuances (8,184 shares transferred from treasury stock)	—	—	0.9	0.2	—	—	1.1	—	1.1
Balance, March 31, 2023	544,003,038	$0.1	$2,315.5	$(8,283.3)	$6,006.7	$29.4	$68.4	$11.2	$79.6

Balance, January 1, 2022	544,003,038	$0.1	$2,608.7	$(4,638.1)	$5,240.4	$(394.6)	$2,816.5	$26.0	$2,842.5
Net income	—	—	—	—	505.7	—	505.7	0.1	505.8
Other comprehensive loss	—	—	—	—	—	(70.4)	(70.4)	(0.6)	(71.0)
Investment in noncontrolling interests	—	—	—	—	—	—	—	(8.2)	(8.2)
Common stock dividend (1)	—	—	—	—	(49.2)	—	(49.2)	—	(49.2)
Treasury stock acquired (3,052,561 shares)	—	—	—	(571.3)	—	—	(571.3)	—	(571.3)
Stock options exercised (164,742 shares transferred from treasury stock)	—	—	14.4	2.2	—	—	16.6	—	16.6
PSUs lapsed (48,449 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
RSAs lapsed (47,191 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
Stock-based compensation expense	—	—	20.5	—	—	—	20.5	—	20.5
Net share settlement from PSUs and RSAs (53,180 shares withheld for tax settlement)	—	—	(11.3)	—	—	—	(11.3)	—	(11.3)
Other stock issuances (9,696 shares transferred from treasury stock)	—	—	1.4	0.1	—	—	1.5	—	1.5
Balance, March 31, 2022	544,003,038	$0.1	$2,632.5	$(5,205.9)	$5,696.9	$(465.0)	$2,658.6	$17.3	$2,675.9

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$56.4	$505.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	44.6	49.6
Amortization of intangible assets	17.7	44.6
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.1	0.3
Provision for doubtful accounts	2.6	1.7
Loss (gain) on sale of assets	128.4	(450.8)
Stock-based compensation expense	23.9	20.5
Impairment of long-lived assets	—	73.7
Deferred income taxes	(19.0)	(37.1)
Loss on disposal of fixed assets	(0.1)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(185.4)	(133.1)
Prepaid expenses and other assets	(32.9)	1.4
Operating lease right-of-use assets, net	2.9	10.4
Income taxes	82.2	131.0
Accounts payable and accrued liabilities	(32.4)	(70.0)
Deferred revenues	261.3	266.1
Operating lease liabilities	(2.6)	(10.3)
Other liabilities	17.6	(4.2)
Net cash provided by operating activities	365.3	399.6
Cash flows from investing activities:
Acquisitions and purchase of additional controlling interest, net of cash acquired of $1.0 and $17.4 respectively	(37.2)	(445.4)
Proceeds from sale of assets	3,066.4	575.0
Investments in nonpublic companies	(0.8)	(41.0)
Capital expenditures	(61.2)	(60.0)
Escrow funding associated with acquisitions	—	(2.3)
Other investing activities, net	(0.1)	—
Net cash provided by investing activities	2,967.1	26.3
Cash flows from financing activities:
(Repayment) proceeds from short-term debt	(1,265.0)	200.0
Proceeds from issuance of long-term debt, net of original issue discount	495.2	—
Payment of debt issuance costs	(5.5)	—
Proceeds from issuance of short-term debt with original maturities less than three months	—	125.0
Repayment of short-term debt with original maturities greater than three months	(125.0)	—
Repurchases of common stock	(2,000.0)	(571.3)
Share repurchases not yet settled	(500.0)	—
Proceeds from stock options exercised	58.4	15.8
Net share settlement of taxes from restricted stock and performance share awards	(12.3)	(11.3)
Dividends paid	(49.2)	(49.4)
Other financing activities, net	(1.6)	(2.4)
Net cash used in financing activities	(3,405.0)	(293.6)
Effect of exchange rate changes	11.8	(6.6)
Net (decrease) increase in cash and cash equivalents	(60.8)	125.7
Cash and cash equivalents, beginning of period	$292.7	$280.3
Cash and cash equivalents, end of period	$231.9	$406.0
Supplemental disclosures:
Income taxes paid	$10.0	$11.7
Interest paid	$16.3	$21.1
Noncash investing and financing activities:
Deferred tax liability established on date of acquisition	$3.1	$16.1
Net assets sold as part of disposition	$3,211.8	$124.2
Finance lease additions	$6.2	$2.1
Operating lease additions, net	$26.3	$1.7
Fixed assets included in accounts payable and accrued liabilities	$0.2	$0.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in millions, except for share and per share data, unless otherwise stated)

1. Organization:

Verisk Analytics, Inc. is a strategic data analytics and technology partner to the global insurance industry. We empower clients to strengthen operating efficiency, improve underwriting and claims outcomes, combat fraud and make informed decisions about global risks, including climate change, extreme events, ESG (environmental, social, and governmental) and political issues. Through advanced data analytics, software, scientific research, and deep industry knowledge, we help build global resilience for individuals, communities and businesses. We trade under the ticker symbol "VRSK" on the Nasdaq Global Select Market.

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

Our condensed consolidated financial statements as of  March 31, 2023 and for the three months ended March 31, 2023 and 2022, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations, and cash flows. Our operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. Our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2023 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. We believe the disclosures made are adequate to keep the information presented from being misleading.

On October 28, 2022, we entered into an equity purchase agreement to sell our Energy business. We determined that the sale of our Energy business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations (“ASC 205-20”) in the fourth quarter of 2022 due to its relative size and strategic rationale. The consolidated balance sheets, consolidated statements of operations, and the notes to the consolidated financial statements were recasted for all periods presented to reflect the discontinuation of the Energy business, in accordance with ASC 205-20. The discussion in the notes to these consolidated financial statements, unless otherwise noted, relate solely to our continuing operations. On  February 1, 2023, we completed the sale of our Energy business. Refer to Note 7. Dispositions and Discontinued Operations for further discussion.

Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on Consolidated Financial Statements or Other Significant Matters
Leases (Topic 842) In March 2023, the FASB issued Accounting Standards Update "ASU" No. 2023-08, Common Control Arrangements ("ASU No. 2023-01")

This update amends the accounting for leasehold improvements in common-control arrangements for all entities. The amendment requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease.

ASU No. 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year.

The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three months ended March 31, 2023 and 2022. No individual customer or country outside of the U.S. accounted for 10.0% or more of our consolidated revenues for the three months ended March 31, 2023 or 2022.

	Three Months Ended March 31,
	2023	2022

Insurance:
Underwriting & rating	$460.5	$416.0
Claims	191.1	170.4
Total Insurance	651.6	586.4
Energy and Specialized Markets	—	22.4
Financial Services	—	34.8
Total revenues	$651.6	$643.6

	Three Months Ended March 31,
	2023	2022
Revenues:
United States	$551.8	$534.7
United Kingdom	46.9	45.1
Other countries	52.9	63.8
Total revenues	$651.6	$643.6

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of March 31, 2023 and December 31, 2022, we had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of March 31, 2023 and December 31, 2022, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $549.5 million and $321.7 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our condensed consolidated balance sheets, respectively, as of March 31, 2023 and December 31, 2022.

The following is a summary of the change in contract liabilities from December 31, 2022 through March 31, 2023:

Amount
Contract Liabilities at December 31, 2022	$321.7
Revenue	(651.6)
Acquisitions	0.1
Foreign currency translation adjustment	2.7
Billings	876.6
Contract Liabilities at March 31, 2023	$549.5

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% and 98% of the balance at March 31, 2023 and December 31, 2022.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of March 31, 2023 and December 31, 2022, we had deferred commissions of $75.6 million and $69.7 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts, because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $3.4 million and $4.0 million as of March 31, 2023 and December 31, 2022, respectively. Our investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying condensed consolidated balance sheets.

We elected not to carry our long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of March 31, 2023 and December 31, 2022, respectively:

		2023		2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Senior notes (Note 10)	Level 2	$2,832.4	$2,677.0	$2,342.6	$2,113.3

As of March 31, 2023 and December 31, 2022, we had securities without readily determinable market values of $208.0 million and $201.5 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies and do not hold investments in common stock or in-substance common stock in such entities. As of March 31, 2023 and December 31, 2022, we also had investments in private companies of $29.1 million and $28.3 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25") as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2023, there was no provision for credit losses related to these investments.

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

The following table presents the consolidated lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Lease cost:
Operating lease cost (1)	$9.0	$13.3
Sublease income	(0.4)	(0.5)
Finance lease costs
Depreciation of finance lease assets (2)	3.7	3.3
Interest on finance lease liabilities (3)	0.1	0.2
Total lease cost	$12.4	$16.3

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(9.0)	$(12.9)
Operating cash outflows from finance leases	$(0.1)	$(0.2)
Financing cash outflows from finance leases	$(1.6)	$(2.4)

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

(3) Included in "Interest expense" in our accompanying condensed consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated finance and operating leases as of March 31, 2023 and 2022, respectively:

	March 31,
	2023	2022
Weighted-average remaining lease term - operating leases (in years)	8.5	8.4
Weighted-average remaining lease term - finance leases (in years)	4.0	1.5
Weighted-average discount rate - operating leases	3.9%	3.7%
Weighted-average discount rate - finance leases	3.3%	3.7%

Our ROU assets and lease liabilities for finance leases were $13.0 million and $8.7 million, respectively, as of March 31, 2023. Our ROU assets and lease liabilities for finance leases were $10.7 million and $4.2 million, respectively, as of December 31, 2022. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying condensed consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying condensed consolidated balance sheets (see Note 10. Debt).

Maturities of lease liabilities for the remainder of 2023 and the years through 2028 and thereafter are as follows:

	March 31, 2023
Years Ending	Operating Leases	Finance Leases
2023	$32.7	$2.9
2024	40.4	2.1
2025	39.5	1.5
2026	36.6	1.1
2027	34.1	1.0
2028 and thereafter	105.1	0.7
Total lease payments	288.4	9.3
Less: Amount representing interest	(48.4)	(0.6)
Present value of total lease payments	$240.0	$8.7

6. Acquisitions:

2023 Acquisitions

On  February 1, 2023, we acquired 100 percent of the stock of Mavera Holding AB ("Mavera") for a net cash purchase price of $28.3 million excluding working capital adjustments, of which $4.2 million represents indemnity escrows. Mavera, a Sweden-based InsurTech firm with a regional presence and established customer base for its personal injury claims management platform, has become a part of the claims category within our Insurance segment. Mavera will support our expansion in continental Europe and our continued growth as a technology and analytics partner to the global insurance industry.

For the three months ended March 31, 2023 and 2022 we incurred transaction costs of $1.0 million and $1.4 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations. The 2023 acquisition was immaterial to our condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the applicable acquisition dates. At  March 31, 2023 and December 31, 2022, there were no current and noncurrent portions of the escrows, respectively.

As of March 31, 2023, the acquisitions of Data Driven Safety, LLC, and Infutor Data Solutions, LLC included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and/or EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of  March 31, 2023 and  December 31, 2022 reflect the best estimate of acquisition-related contingent payments. The associated current portion of contingent payments were $15.0 million and $29.9 million as of  March 31, 2023 and  December 31, 2022, respectively. The associated noncurrent portion of contingent payments were $1.6 million and $0.0 million as of  March 31, 2023 and  December 31, 2022, respectively.

7. Dispositions and Discontinued Operations:

On  February 1, 2023, we completed the sale of our Energy business to Planet Jersey Buyer Ltd, an entity that was formed on behalf of, and is controlled by, The Veritas Capital Fund VIII, L.P. and its affiliated funds and entities (“Veritas Capital”), for a net cash sale price of $3,066.4 million paid at closing (reflecting a base purchase price of $3,100.0 million, subject to customary purchase price adjustments for, among other things, the cash, working capital, and indebtedness of the Companies as of the closing) and up to $200.0 million of additional contingent cash consideration based on Veritas Capital’s future return on its investment paid through a Class C Partnership interest.

The Energy business, which was part of our Energy and Specialized Markets segment, was classified as discontinued operations per ASC 205-20, Discontinued Operations, as we determined, qualitatively and quantitatively, that this transaction represents a strategic shift that has or will have a major effect on our operations and financial results. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations for all periods presented. Additionally, all assets and liabilities of the Energy business were classified as assets and liabilities held for sale within our consolidated balance sheet as of December 31, 2022. In connection with the held for sale classification, we recognized an impairment of $303.7 million on the remeasurement of the disposal group held for sale, which has been included in discontinued operations in our consolidated statement of operations. Upon classification of the Energy business as held for sale, its cumulative foreign currency translation adjustment within shareholders’ equity was included with its carrying value, which primarily resulted in the impairment. On  February 1, 2023, we closed on and completed the sale of our Energy business. As a result of the sale, we recognized a loss of $128.4 million. We do not expect to have any continuing involvement in the Energy business subsequent to closing.

The following table presents financial results from discontinued operations, net of income taxes in our consolidated statement of income for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Revenues	$46.8	$131.9
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	18.3	51.9
Selling, general and administrative	33.0	27.3
Depreciation and amortization of fixed assets	-	9.5
Amortization of intangible assets	-	23.4
Other operating loss, net	128.4	-
Total operating expenses	179.7	112.1
Operating (loss) income	(132.9)	19.8
Other income (expense):
Investment (loss) income and others, net	(4.0)	1.4
(Loss) income from discontinued operations before income taxes	(136.9)	21.2
Income tax benefit expense	(1.1)	(2.4)
(Loss) income from discontinued operations, net of income taxes	$(138.0)	$18.8

The following table presents the aggregate carrying amounts of  the held for sale assets and liabilities of the Energy business prior to the disposition on February 1, 2023 and as of December 31, 2022:

	February 1, 2023	December 31, 2022
Cash and cash equivalents	$86.3	$180.2
Accounts receivable, net	187.1	150.8
Prepaid expenses	17.6	17.8
Other current assets	13.8	13.8
Total current assets:	304.8	362.6
Fixed assets, net	165.2	157.1
Operating lease right-of-use assets, net	29.7	29.8
Intangible assets, net	625.9	616.9
Goodwill	2,165.7	2,136.3
Other noncurrent assets	18.9	16.3
Total noncurrent assets	3,005.4	2,956.4
Total assets held for sale:	3,310.2	3,319.0
Net impairment of asset group(1)	(227.8)	(227.8)
Total assets held for sale, net	$3,082.4	$3,091.2

Accounts payable and accrued liabilities	$77.6	$68.6
Operating lease liabilities	7.6	6.9
Deferred revenues	207.4	176.6
Income taxes payable	13.6	30.2
Current liabilities held-for-sale:	306.2	282.3
Deferred income tax liabilities	146.2	144.1
Noncurrent lease liabilities	30.0	30.8
Other noncurrent liabilities	2.5	2.7
Noncurrent liabilities held-for-sale	178.7	177.6
Total liabilities held for sale	$484.9	$459.9

(1) In connection with the held for sale classification, we recognized a $303.7 million impairment, partially offset by a deferred tax benefit of $75.9 million on the remeasurement of the disposal group held for sale. This impairment was charged to a contra asset account within "Other noncurrent assets" per ASC 205-20, Discontinued Operations

The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. The following table presents selected cash flow information associated with our discontinued operations:

	For the Three Months Ended March 31,
	2023	2022
Significant non-cash operating activities:
Depreciation and amortization of fixed assets	$-	$9.5
Amortization of intangible assets	-	23.4
Impairment loss	-	-
Operating lease right-of-use assets, net	0.1	0.8
Investing activities:
Capital expenditures	(6.5)	(12.8)
Fixed assets included in accounts payable and accrued liabilities	-	5.0

8. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2022 through March 31, 2023, for our Insurance operating segment:

Amount
Goodwill at December 31, 2022	$1,676.0
Acquisitions(1)	18.3
Purchase accounting reclassifications	(0.1)
Foreign currency translation adjustment	11.3
Goodwill at March 31, 2023	$1,705.5

_______________

(1) See Note 6. Acquisitions for more information.

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment testing compares the carrying value of each reporting unit to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then an impairment loss is recorded for the difference between the carrying amount and the fair value of the reporting unit. As of June 30, 2022, we completed the annual impairment review, in which goodwill impairment was tested at the reporting unit level. Subsequent to performing our annual impairment test, we continued to monitor for events that would trigger an interim impairment test; we did not identify any such events.

Impairments to long-lived assets for the three months ended  March 31, 2023 and 2022 were $0.0 million and $73.7 million, respectively, and are included within "Other operating loss (income), net" in our condensed consolidated statements of operations.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
March 31, 2023
Technology-based	8	$361.5	$(237.2)	$124.3
Marketing-related	6	41.9	(36.4)	5.5
Contract-based	6	5.0	(5.0)	—
Customer-related	13	524.8	(157.4)	367.4
Database-based	8	15.1	(6.4)	8.7
Total intangible assets		$948.3	$(442.4)	$505.9
December 31, 2022
Technology-based	8	$355.1	$(229.3)	$125.8
Marketing-related	6	41.3	(35.5)	5.8
Contract-based	6	5.0	(5.0)	—
Customer-related	13	510.7	(146.7)	364.0
Database-based	8	15.0	(5.8)	9.2
Total intangible assets		$927.1	$(422.3)	$504.8

Amortization expense related to intangible assets for the three months ended  March 31, 2023 and 2022 was $17.7 million and $21.2 million, respectively. Estimated amortization expense for the remainder of 2023 and the years through 2028 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2023	$53.5
2024	68.9
2025	60.0
2026	58.1
2027	50.6
2028 and thereafter	214.8
Total	$505.9

9. Income Taxes:

Our effective tax rate for the three months ended March 31, 2023 was 27.1% compared to the effective tax rate for the three months ended March 31, 2022 of 17.4%. The effective tax rate for the three months ended March 31, 2023 was higher than the effective tax rate for the three months ended March 31, 2022 primarily due to a 2022 tax rate benefit in connection with the sale of our environmental health and safety business for which a benefit was recognized for the difference between book and tax basis of our investment. In addition, the tax rate for the three months ended March 31, 2023 was higher than the prior period due to tax charges incurred in structuring the energy sale completed this quarter. Lastly, these tax impacts were partially offset by increased stock option exercises resulting in higher tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local taxes.

10. Debt:

The following table presents short-term and long-term debt by issuance as of March 31, 2023 and December 31, 2022:

	Issuance Date	Maturity Date	2023	2022
Short-term debt and current portion of long-term debt:
Syndicated revolving credit facility	Various	Various	$—	$990.0
Bilateral revolving credit facility	Various	Various	—	275.0
Bilateral term loan facility	Various	Various	—	125.0
Finance lease liabilities (1)	Various	Various	2.6	2.9
Short-term debt and current portion of long-term debt			2.6	1,392.9
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(9.9) and $(10.0), respectively	5/13/2020	5/15/2050	490.1	490.0
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $9.0 and $9.4, respectively	3/6/2019	3/15/2029	609.0	609.4
4.000% senior notes, less unamortized discount and debt issuance costs of $(2.6) and $(2.8), respectively	5/15/2015	6/15/2025	897.4	897.2
5.500% senior notes, less unamortized discount and debt issuance costs of $(3.9) and $(4.0), respectively	5/15/2015	6/15/2045	346.1	346.0
5.750 senior notes, less unamortized discount and debt issuance costs of $(10.2) and $0, respectively	3/3/2023	4/1/2033	489.8	—
Finance lease liabilities (1)	Various	Various	6.1	1.3
Syndicated revolving credit facility debt issuance costs	Various	Various	(0.6)	(0.7)
Long-term debt			2,837.9	2,343.2
Total debt			$2,840.5	$3,736.1

_______________

(1) Refer to Note 5. Leases

Senior Notes

As of March 31, 2023 and December 31, 2022, we had senior notes with an aggregate principal amount of $2,850.0 million and $2,350.0 million outstanding, respectively, and were in compliance with our financial and other covenants.

On March 3, 2023, we completed an issuance of $500.0 million aggregate principal amount of 5.75% senior notes due in 2033 (the "2033 Senior Notes"). The 2033 Senior Notes mature on April 1, 2033 and accrue interest at a fixed rate of 5.75% per annum. Interest is payable semiannually on April 1st and October 1st of each year, beginning October 1, 2023. The 2033 Senior Notes were issued at a discount of $4.7 million and we incurred debt issuance costs of $5.5 million. The original issuance discount and debt issuance costs were recorded in "Long-term debt" in the accompanying condensed consolidated balance sheets and these costs will be amortized to "Interest expense" in the accompanying consolidated statements of operations over the life of the 2033 Senior Notes. The net proceeds from the issuance of the 2033 Senior Notes were utilized to partially repay the Syndicated Revolving Credit Facility and for general corporate purposes. The indenture governing the 2033 Senior Notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

Credit Facilities

We have a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company. The Syndicated Revolving Credit Facility  may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of March 31, 2023, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, the available capacity under the Syndicated Revolving Credit Facility was $995.5 million and $5.6 million, net of the letters of credit of $4.5 million and $4.4 million, respectively.

We also maintain a $125.0 million Bilateral Term Loan Facility and a $275.0 million Bilateral Revolving Credit Facility (together the "Bilateral Credit Facilities") with maturity dates of September 9, 2023 and October 2, 2023, respectively. The Bilateral Credit Facilities carry an interest rate of 135 basis points plus the one-month BSBY and may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments and the Repurchase Program. As of March 31, 2023, we had no outstanding borrowings under our Bilateral Credit Facilities.

11. Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of  March 31, 2023 and December 31, 2022. Our common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board. At March 31, 2023 and December 31, 2022, the adjusted closing price of our common stock was $191.86 and $176.42 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of March 31, 2023 and December 31, 2022.

On February 14, 2023, our Board approved a cash dividend of $0.34 per share of common stock issued and outstanding to the holders of record as of March 15, 2023. Cash dividends of $49.2 million and $49.4 million were paid during the three months ended March 31, 2023 and 2022 and recorded as a reduction to retained earnings, respectively.

Share Repurchase Program

In December 2022, we entered into an accelerated share repurchase ("ASR") agreement to repurchase shares of our common stock for an aggregate purchase price of $250.0 million with Bank of America USA, N.A. The ASR agreements described in this paragraph and the next succeeding paragraph are accounted for as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. Upon payment of the aggregate purchase price on December 14, 2022, we received an aggregate delivery of 1,168,224 shares of our common stock at a price of $182.01 per share. Upon the final settlement of the ASR agreement in February 2023, we received an additional 247,487 shares as determined by the volume weighted average share price of our common stock of $176.68 during the term of the ASR agreement. The aggregate purchase price was recorded as a reduction to stockholders' equity in our condensed consolidated statements of changes in stockholders' equity. These repurchases of 1,415,711 shares resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

In March 2023, we entered into additional ASR agreements to repurchase shares of our common stock for an aggregate purchase price of $2.5 billion with Citibank, N.A. and Goldman Sachs & Co. LLC, respectively. Upon payment of the aggregate purchase price on March 7, 2023, we received an initial delivery of 10,655,301 shares of our common stock at a price of $187.70 per share, representing approximately 80 percent of the aggregate purchase price. Upon the final settlement of the ASR agreements, which are expected in the fourth quarter of 2023, we may be entitled to receive additional shares of our common stock or, under certain limited circumstances, be required to deliver shares to the counterparties. The aggregate purchase price was recorded as a reduction to stockholder's equity in our condensed consolidated statements of changes in stockholder's equity for the three months ended March 31, 2023. The initial share delivery reduced our outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted EPS.

During the three months ended March 31, 2023, we repurchased 10,902,788 shares of common stock with an aggregate value of $2,057,551,138 billion as part of the Repurchase Program, inclusive of the ASR agreements, at a weighted average price of $188.72 per share. We utilized cash received from the sale of our Energy business. As of March 31, 2023, we had $941.3 million available to repurchase shares through our Repurchase Program, inclusive of the $3.0 billion authorization which became effective as of the closing of the sale of our Energy business on February 1, 2023.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. In the first quarter of 2023, we recorded total excise tax of $19.1 million, which has been included within treasury stock, as part of the cost basis of the stock repurchased, and other noncurrent liabilities in our consolidated balance sheet as of March 31, 2023.

Treasury Stock

As of March 31, 2023, our treasury stock consisted of 399,451,479 shares of common stock, carried at cost. During the three months ended March 31, 2023, we transferred 753,211 shares of common stock from the treasury shares at a weighted average treasury stock price of $18.27 per share.

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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator used in basic and diluted EPS:
Income from continuing operations	$194.3	$486.9
Income from discontinued operations, net of tax	(138.0)	18.8
Net income attributable to Verisk	$56.3	$505.7
Denominator:
Weighted average number of common shares used in basic EPS	152,032,255	160,680,955
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	677,064	957,662
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	152,709,319	161,638,617

The potential shares of common stock that were excluded from diluted EPS were 1,399,406 and 1,405,680 for the three months ended  March 31, 2023 and 2022, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of accumulated other comprehensive income (loss) as of March 31, 2023 and December 31, 2022:

	2023	2022
Foreign currency translation adjustment	$123.0	$(636.9)
Pension and postretirement adjustment, net of tax	(93.6)	(94.3)
Accumulated other comprehensive income (loss)	$29.4	$(731.2)

The before-tax and after-tax amounts of other comprehensive income (loss) income for the three months ended March 31, 2023 and 2022 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended March 31, 2023
Foreign currency translation adjustment attributable to Verisk	$59.3	$—	$59.3
Foreign currency translation adjustment attributable to noncontrolling interests	(0.7)	—	(0.7)
Cumulative translation adjustment recognized upon deconsolidation of the Energy business	700.6	—	700.6
Foreign currency translation adjustment	759.2	—	759.2
Pension and postretirement adjustment before reclassifications	2.5	0.1	2.6
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.5)	(0.4)	(1.9)
Pension and postretirement adjustment	1.0	(0.3)	0.7
Total other comprehensive income	$760.2	$(0.3)	$759.9
For the Three Months Ended March 31, 2022
Foreign currency translation adjustment	$(71.0)	$—	$(71.0)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.6)	—	(0.6)
Foreign currency translation adjustment	(71.6)	—	(71.6)
Pension and postretirement adjustment before reclassifications	1.3	(0.2)	1.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(0.7)	0.2	(0.5)
Pension and postretirement adjustment	0.6	—	0.6
Total other comprehensive loss	$(71.0)	$—	$(71.0)

___________

(1)

These accumulated other comprehensive loss components, before tax, are included under "Cost of revenues" and "Selling, general and administrative" in our accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 13. Pension and Postretirement Benefits for additional details).

12. Equity Compensation Plans:

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan, our 2013 Incentive Plan, or our 2009 Incentive Plan. Awards under our 2021 Incentive Plan  may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of March 31, 2023, there were 13,273,953 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the three months ended  March 31, 2023 and 2022 was $58.4 million and $15.8 million, respectively.

We grant equity awards to our key employees. The nonqualified stock options have an exercise price equal to the adjusted closing price of our common stock on the grant date, with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of our common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. PSUs vest at the end of a three-year performance period, subject to the recipient’s continued service. Each PSU represents the right to receive one share of our common stock and the ultimate realization is based on our achievement of certain market and financial performance criteria and may range from 0% to 200% of the recipient’s target levels of 100% established on the grant date. The fair value of PSUs is determined on the grant date using the Monte Carlo Simulation model. We recognize the expense of the equity awards ratably over the vesting period, which could be up to four years.

In January 2023, we granted 205,034 nonqualified stock options, 177,619 shares of restricted stock, and 48,486 PSUs to key employees. The nonqualified stock options and restricted stock have a graded service vesting period of four years. The PSUs granted consisted of 29,783 PSUs that are based on the achievement of relative total shareholder return as compared to the companies that comprise the S&P 500 index ("TSR-based PSUs") and 18,703 PSUs that are tied to the achievement of certain financial performance conditions, namely incremental return on invested capital (“ROIC-based PSUs”). Each of the TSR-based PSUs and ROIC-based PSUs have a three-year performance period, subject to the recipients' continued service. The grant date fair value of the ROIC-based PSUs is determined using the closing price of our common stock on the grant date. The related performance condition is driven by the incremental return on invested capital based on net operating profit. The ultimate realization of the PSUs may range from 0% to 200% of the recipient’s target levels established on the grant date.

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021, 2013, and 2009 Incentive Plans as of December 31, 2022 and March 31, 2023 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2022	4,023,816	$132.90	$193.3	307,575	$182.07	199,494		$195.34
Granted	205,034	$183.95		177,619	$183.95	48,486		$212.86
Dividend reinvestment	—	$—		—	$—	347		N/A
Exercised or lapsed	(631,334)	$98.98	$53.7	(138,026)	$184.19	(45,997)		$192.93
Canceled, expired or forfeited	(69,503)	$177.69		(14,001)	$179.44	(18,487)		$205.58
Outstanding at March 31, 2023	3,528,013	$141.05	$182.2	333,167	$182.30	183,843		$199.70
Exercisable at March 31, 2023	2,563,823	$126.11	$170.1
Exercisable at December 31, 2022	2,702,075	$110.02	$182.6
Nonvested at March 31, 2023	964,190			333,167		183,843
Expected to vest at March 31, 2023	810,495			289,530		143,939	(1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the three months ended March 31, 2023 and 2022:

	2023	2022
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	27.36%	25.27%
Risk-free interest rate	3.74%	1.43%
Expected term in years	4.0	4.2
Dividend yield	0.66%	0.60%
Weighted average grant date fair value per stock option	$47.69	$42.18

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

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of our common stock as of the reporting date. Excess tax benefits from exercised stock options were recorded as income tax benefit in our condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 6.15 years and 5.43 years for the outstanding and exercisable stock options, respectively, as of March 31, 2023.

For the three months ended March 31, 2023, there was $123.7 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.61 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the three months ended  March 31, 2023 and 2022, we did not grant any stock options under our U.K. Sharesave Plan. As of March 31, 2023, there were 453,890 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

Our ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount of its fair market value at the time of purchase. During the three months ended March 31, 2023 and 2022, we issued 5,661 and 7,734 shares of common stock at a weighted discounted price of $182.24 and $204.38 for the ESPP, respectively. As of  March 31, 2023, there were 1,190,233 shares of common stock reserved and available for future issuance under our ESPP.

13. Pension and Postretirement Benefits:

We maintain a frozen qualified defined benefit pension plan for certain employees through membership in our Pension Plan for Insurance Organizations (the "Pension Plan"), a multiple-employer trust. We also apply a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on the interest earned on the previous year-end cash balance. We also have a frozen non-qualified supplemental cash balance plan ("SERP") for certain employees. The SERP is funded from our general assets. During the first quarter of 2023, we changed the investment guidelines on our Pension Plan assets to target an investment allocation of 40% to equity securities and 60% to debt securities from our previous target allocation of 45% to equity securities and 55% to debt securities as of December 31, 2022. We also provide certain healthcare and life insurance benefits to certain qualifying active and retired employees. Our Postretirement Health and Life Insurance Plan (the "Postretirement Plan"), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage.

The components of net periodic (benefit) cost for the three months ended March 31, 2023 and 2022 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended March 31,
	2023	2022	2023	2022
Interest cost	$4.3	$2.8	$—	$0.1
Expected return on plan assets	(6.2)	(8.2)	—	(0.1)
Amortization of prior service cost	—	0.1	—	—
Amortization of net actuarial loss	1.5	0.5	—	0.1
Net periodic (benefit) cost	$(0.4)	$(4.8)	$—	$0.1
Employer contributions, net	$1.0	$0.2	$0.6	$0.3

The expected contributions to the Pension Plan, SERP, and Postretirement Plan for the year ending  December 31, 2023 are consistent with the amounts previously disclosed as of December 31, 2022.

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

Energy and Specialized Markets: This segment was comprised of our Energy business and Specialized Markets business. On March 11, 2022, we completed the sale of 3E Company Environmental, Ecological and Engineering, which made up the Specialized Markets within this segment. Subsequently, on October 28, 2022, we entered into an equity purchase agreement to sell our Energy business. We determined that the sale of our Energy business met the “discontinued operations” criteria in accordance with ASC 205-20 in the fourth quarter of 2022 due to its relative size and strategic rationale. On  February 1, 2023, we completed the sale of our Energy business which made up the Energy with this "Energy and Specialized Markets" segment. Prior to the sale, we were a leading provider of data analytics via hosted platform for the global energy, chemicals, and metals and mining industries. Our research and consulting solutions focused on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support. We gathered and managed proprietary information, insight, and analysis on oil and gas fields, mines, refineries, and other assets across the interconnected global energy sectors to advise customers in making asset investment and portfolio allocation decisions. Our analytical tools measured and observed environmental properties and translated those measurements into actionable information based on customer needs. In addition, we provided market and cost intelligence to energy companies to optimize financial results. We further offered a suite of data and information services that enable improved compliance with global Environmental Health and Safety requirements related to the safe manufacturing, distribution, transportation, usage, and disposal of chemicals and products.

Financial Services: On  April 8, 2022, we completed the sale of this segment. Prior to the sale, we maintained a bank account consortia to provide competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services that help financial institutions, payment networks and processors, alternative lenders, regulators, and merchants make better strategy, marketing, and risk decisions. Customers applied our solutions in the areas of tailored data management and media effectiveness that include business intelligence platforms, profile views, mobile data solutions, enterprise database services, and fraud risk scoring algorithms for marketing, fraud, and risk mitigation.

 As of February 1, 2023, we have determined that we have one operating segment and one reportable segment, Insurance, on a prospective basis. The segment is based on financial information that is utilized by the Company’s Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, to assess performance and allocate resources on a consolidated basis. We have included the results of our disposed of segments below for comparability purposes. We use EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. We do not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. In addition, our CODM does not evaluate the financial performance of each segment based on assets. See Note 6. Revenues for information on disaggregated revenues by type of service and by country.

The following tables provide our revenue and EBITDA by reportable segment for the three months ended March 31, 2023 and 2022, and the reconciliation of EBITDA to income before income taxes as shown in our accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	March 31, 2023			March 31, 2022
	Insurance	Energy and Specialized Markets	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$651.6	$—	$651.6	$586.4	$22.4	$34.8	$643.6
Expenses:
Cost of revenues (exclusive of items shown separately below)	(216.2)	—	(216.2)	(193.8)	(13.3)	(21.6)	(228.7)
Selling, general and administrative	(79.0)	—	(79.0)	(90.0)	(10.6)	(7.3)	(107.9)
Other operating income, net	—	—	—	—	450.8	(73.7)	377.1
Investment loss and others, net	(1.1)	—	(1.1)	(1.1)	(0.8)	—	(1.9)
EBITDA from discontinued operations of the Energy business	—	(136.9)	(136.9)	—	54.1	—	54.1
EBITDA	$355.3	$(136.9)	218.4	$301.5	$502.6	$(67.8)	736.3
EBITDA from discontinued operations of the Energy business			136.9				(54.1)
Depreciation and amortization of fixed assets			(44.6)				(40.1)
Amortization of intangible assets			(17.7)				(21.2)
Interest expense			(26.4)				(31.3)
Income before income taxes			$266.6				$589.6

Long-lived assets by country are provided below:

	March 31, 2023	December 31, 2022
Long-lived assets:
U.S.	$2,358.2	$2,876.5
U.K.	600.5	2,428.9
Other countries	440.5	730.6
Total long-lived assets	$3,399.2	$6,036.0

15. Related Parties:

We consider our stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. For the three months ended March 31, 2023 and 2022, we had no material transactions with related parties owning more than 5.0% of the entire class of stock.

16. Commitments and Contingencies:

ERISA Litigation

On September 24, 2020, former employees Jillyn Peterson, Gabe Hare, Robert Heynen and Adam Krajewski ("Plaintiffs"), filed suit in the United States District Court, District of New Jersey (No. 2:20-cv-13223-CCC-MF) against Defendants Insurance Services Office Inc. ("ISO"), the Plan Administration Committee of Insurance Services Office Inc. and its members ("Committee Defendants"), and the Trust Investment Committee of Insurance Services Office Inc. and its members. The class action complaint alleges violations of the Employee Retirement Income Security Act, as amended ("ERISA"). The class is defined as all persons who were participants in or beneficiaries of the ISO 401(k) Savings and Employee Stock Ownership Plan ("Plan"), at any time between September 24, 2014 through the date of judgment. The complaint alleges that all defendants are fiduciaries with respect to the Plan. Plaintiffs challenge the amount of fees paid by Plan participants to maintain the investment funds in the plan portfolio and the amount of recordkeeper fees paid by participants. Plaintiffs allege that by permitting the payment of excessive fees, the Committee Defendants breached their ERISA duties of prudence and loyalty. Plaintiffs further allege that ISO breached its ERISA duty by failing to monitor the Committee Defendants who they allege committed known breaches of their fiduciary duties. The complaint does not specify damages but alleges the fiduciary breaches cost Plan participants millions of dollars. Defendants filed their motion to dismiss the complaint on January 12, 2021, which the Court partially denied on April 13, 2021.  Fact discovery has been completed. The litigation is currently stayed through May 5, 2023 pending the outcome of the parties’ mediation. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

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

Data Privacy Litigation

On January 30, 2023, Plaintiffs Justin Ahringer and Michael Donner filed a putative class action lawsuit in the United States District Court, Central District of California, titled Ahringer et al. v. LoanDepot, Inc. and Verisk Analytics, Inc. d/b/a Jornaya, Case No.: 8:23-cv-00186. Plaintiffs assert violations of California’s Invasion of Privacy Act, Unfair Competition Law, and a violation of class members’ privacy rights under the California Constitution. Plaintiffs allege that the Defendants recorded visitors’ electronic communications without their consent. Plaintiffs seek to certify a nationwide class of individuals who visited LoanDepot.com and provided personal information on the website’s forms to receive a quote or apply for a loan. They allege that the aggregate claims of all members of the proposed class exceeds $5,000,000. Plaintiffs seek compensatory, statutory or punitive damages or restitution, as well as reasonable attorney’s fees and other costs. We filed a motion to dismiss Plaintiffs’ claims on April 13, 2023. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

On June 27, 2022, Plaintiff Loretta Williams brought a putative class action against Lead Intelligence, Inc. d/b/a Jornaya (“we,” “our,” or “us”) in the United States District Court for the Northern District of California, titled Williams v. DDR Media, LLC and Lead Intelligence, Inc. d/b/a Jornaya, Civil Action No. 3:22-cv-03789. The Complaint alleges that the Defendants violated the California Invasion of Privacy Act, Cal. Penal Code 631 (“CIPA”) and invaded Plaintiff’s and class members’ privacy rights when Defendants purportedly recorded visitors’ visits to the scrappyrent2 own.com website without prior express consent. It is further alleged that this conduct constitutes a violation of the California Unfair Competition Law, Cal. Bus. Prof. Code Section 17200 et seq. and the California Constitution. The Complaint seeks class certification, injunctive relief, statutory damages in the amount of $5,000 for each violation, attorneys fees and other litigation costs. Our motion to compel arbitration was fully briefed as of  January 27, 2023. It was denied on February 28, 2023. We filed a motion to dismiss Plaintiff’s claims on April 13, 2023. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

On December 15, 2021, Plaintiff Jillian Cantinieri brought a putative class action against Verisk Analytics, Insurance Services Office and ISO Claims Services, Inc. (“we,” “our,” or “us”) in the United States District Court for the Eastern District of New York, titled Cantinieri v. Verisk Analytics Inc., et al., Civil Action No. 2:21-cv-6911. The Complaint alleges that we failed to safeguard the personally identifiable information (PII) of Plaintiff and the members of the proposed classes from a purported breach of our databases by unauthorized entities. Plaintiff and class members allege actual and imminent injuries, including theft of their PII, fraudulent activity on their financial accounts, lowered credit scores, and costs associated with detection and prevention of identity theft and fraud. They seek to recover compensatory, statutory and punitive damages, disgorgement of earnings and profits, and attorney’s fees and costs. We filed our motion to dismiss Plaintiff’s claims on April 22, 2022. On March 30, the court denied our motion to dismiss without prejudice, allowing us an opportunity to re-file the motion once limited jurisdictional discovery has been completed. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

17. Subsequent Events:

On April 20, 2023, we acquired Krug Sachverständigen GmbH ("SV Krug") for a net cash purchase price of approximately $49.5 million, of which $3.8 million represents indemnity escrows. SV Krug is a Germany-based motor claims solutions provider and has established an industry-leading position in the German insurance market through highly digitalized solutions that help insurers and car manufacturers achieve better and faster customer service, leading to sustainable reductions in costs. The acquisition expands our claims and casualty offerings across Europe.

On April 5, 2023, we entered into the Fifth Amendment (the "Amendment") to the committed senior unsecured Syndicated Revolving Credit Facility with Bank of America, N.A. as administrative agent. The Amendment does not change the current borrowing capacity of $1,000.0 million, but does extend the maturity date to April 5, 2028. Interest on borrowings under the Amendment is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon our public debt rating. A commitment fee on any unused commitment is payable periodically and may range from 8.0 to 17.5 basis points based upon our public debt rating. The Syndicated Revolving Credit Facility, as amended by the Amendment, also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.75 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.0 (no more than once) and to 4.25 to 1.0 (no more than once) in connection with the closing of a permitted acquisition. The Syndicated Revolving Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments and the share repurchase program (the "Repurchase Program"). In connection with the Amendment, we incurred additional debt issuance costs of $1.5 million, which will be amortized to "Interest expense" within the accompanying condensed consolidated statements of operations over the remaining life of the Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K ("2022 10-K") dated and filed with the Securities and Exchange Commission on February 28, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under "Risk Factors" and "Special Note Regarding Forward Looking Statements" in our 2022 10-K and those listed under Item 1A in Part II of this quarterly report on Form 10-Q.

We are the leading strategic data analytics and technology partner to the global insurance industry. We empower clients to strengthen operating efficiency, improve underwriting and claims outcomes, combat fraud and make informed decisions about global risks, including climate change, extreme events, ESG and political issues. Through advanced data analytics, software, scientific research and deep industry knowledge, we help build global resilience for individuals, communities and businesses.

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

Our operating segments have historically been Insurance, Energy and Specialized Markets, and Financial Services. On March 11, 2022 and April 8, 2022, we sold both our environmental health and safety business, which represented the “Specialized Markets” in our Energy and Specialized Markets segment, and our Financial Services segment, respectively. We assessed the sale of our environmental health and safety business and Financial Services segment per the guidance in ASC 205-20, and determined that the transactions did not qualify as discontinued operations. On February 1, 2023, we completed the sale of our Energy business. The Energy business was classified as discontinued operations per the guidance in ASC 205-20 in the fourth quarter of 2022, as we determined that this transaction represents a strategic shift that has or will have a major effect on our operations and financial results. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations and assets and liabilities held for sale for all periods presented. See Note 7. Dispositions and Discontinued Operations for further discussion.

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

Revenues

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. For the three months ended March 31, 2023 and 2022, approximately 80% and 82% of our insurance revenues were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the three months ended March 31, 2023 and 2022, approximately 20% and 18% of our insurance revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 62% and 61% of our total operating expenses (excluding gains/losses related to dispositions) for the three months ended March 31, 2023 and 2022, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended
	March 31,		Percentage
	2023	2022	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$651.6	$586.4	11.1%
Energy and Specialized Markets	—	22.4	(100.0)%
Financial Services	—	34.8	(100.0)%
Revenues	651.6	643.6	1.2%
Operating expenses (income):
Cost of revenues (exclusive of items shown separately below)	216.2	228.7	(5.5)%
Selling, general and administrative	79.0	107.9	(26.8)%
Depreciation and amortization of fixed assets	44.6	40.1	11.2%
Amortization of intangible assets	17.7	21.2	(16.5)%
Other operating income, net	—	(377.1)	(100.0)%
Total operating expenses, net	357.5	20.8	1,618.8%
Operating income	294.1	622.8	(52.8)%
Other expense:
Investment loss and others, net	(1.1)	(1.9)	(42.1)%
Interest expense, net	(26.4)	(31.3)	(15.7)%
Total other expense, net	(27.5)	(33.2)	(17.2)%
Income from continuing operations before income taxes	266.6	589.6	(54.8)%
Provision for income taxes	(72.2)	(102.6)	(29.6)%
Income from continuing operations	194.4	487.0	(60.1)%
(Loss) income from discontinued operations, net of tax expense of $1.1, and $2.4, respectively (Note 7)	(138.0)	18.8	(834.0)%
Net income	56.4	505.8	(88.8)%
Less: Net income attributable to noncontrolling interests	(0.1)	(0.1)	—%
Net income attributable to Verisk	$56.3	$505.7	(88.9)%
Basic net income per share attributable to Verisk:
Income from continuing operations	$1.28	$3.03	(57.8)%
(Loss) income from discontinued operations	(0.91)	0.12	(858.3)%
Basic net income per share attributable to Verisk:	$0.37	$3.15	(88.3)%
Diluted net income per share attributable to Verisk:
(Loss) income from continuing operations	$1.27	$3.01	(57.8)%
Income from discontinued operations	(0.90)	0.12	(850.0)%
Diluted net income per share attributable to Verisk:	$0.37	$3.13	(88.2)%
Cash dividends declared per share (1):	$0.34	$0.31	9.7%
Weighted average shares outstanding:
Basic	152,032,255	160,680,955	(5.4)%
Diluted	152,709,319	161,638,617	(5.5)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA:
Insurance	$355.3	$301.5	17.8%
Energy and Specialized Markets	—	448.5	(100.0)%
Financial Services	—	(67.8)	(100.0)%
EBITDA(2)	$355.3	$682.2	(47.9)%
The following is a reconciliation of net income to EBITDA:
Net Income	56.4	$505.8	(88.8)%
Less: Income from discontinued operations, net of tax expense of $1.1 and $2.4, respectively (Note 7)	(138.0)	18.8	(834.0)%
Income from continuing operations	194.4	487.0	(60.1)%
Depreciation and amortization of fixed assets and intangible assets	62.3	61.3	1.6%
Interest expense	26.4	31.3	(15.7)%
Provision for income taxes	72.2	102.6	(29.6)%
EBITDA	$355.3	$682.2	(47.9)%

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

Consolidated Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

Revenues were $651.6 million for the three months ended March 31, 2023 compared to $643.6 million for the three months ended March 31, 2022, an increase of $8.0 million or 1.2%. The modest growth in our consolidated revenues was primarily due to the sale of our environmental health and safety business and Financial Services segment (“recent dispositions”), both of which did not qualify as discontinued operations and as a result, their prior year revenues of $57.2 million are included in our consolidated results in the prior year. Our recent acquisitions (Infutor Data Solutions, LLC, and Opta Information Intelligence Corp. within the underwriting & rating category of the Insurance segment, Automated Insurance Solutions Ltd., Pruvan Inc., and Mavera within the claims category of the Insurance segment) increased revenues by $12.7 million, while the remaining Insurance revenues increased $52.5 million or 9.1%. Our specialized market business was sold in March 2022; and our energy business, which qualified for discontinued operations in the fourth quarter of 2022, was subsequently sold in February 2023. Our Financial Services segment was sold in April 2022. Our Energy and Specialized Markets and Financial Services segments did not have revenues from continuing operations in 2023.

	Three Months Ended March 31,		Percentage	Percentage change excluding
	2023	2022	change	recent acquisitions and dispositions
	(in millions)
Insurance	$651.6	$586.4	11.1%	9.1%
Energy and Specialized Markets	—	22.4	(100.0)%	—%
Financial Services	—	34.8	(100.0)%	—%
Total Revenues	$651.6	$643.6	1.2%	9.1%

Cost of Revenues

Cost of revenues was $216.2 million for the three months ended March 31, 2023 compared to $228.7 million for the three months ended March 31, 2022, a decrease of $12.5 million or 5.5%. Our recent dispositions accounted for a decrease of $34.9 million in cost of revenues, partially offset by recent acquisitions of $8.0 million. The remaining increase related to Insurance of $14.4 million or 7.5% was primarily due to increases in salaries and employee benefits of $9.9 million, travel expenses of $1.8 million and other operating costs of $4.4 million; partially offset by decreases in information technology expenses of $1.3 million, data costs of $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $79.0 million for the three months ended March 31, 2023 compared to $107.9 million for the three months ended March 31, 2022, a decrease of $28.9 million or 26.8%. Our recent dispositions accounted for a decrease of $17.9 million in selling, general and administrative expenses, partially offset by recent acquisitions of $11.6 million. Our acquisition-related costs (earn-outs) accounted for a decrease of $15.0 million. The remaining decrease related to Insurance of $7.6 million or 8.0% was primarily due to decreases in professional consulting costs of $5.4 million, salaries and employee benefits of $3.5 million, information technology expenses of $0.5 million, and other operating costs of $0.3 million; partially offset by an increase in travel expenses of $2.1 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $44.6 million for the three months ended March 31, 2023 compared to $40.1 million for the three months ended March 31, 2022, an increase of $4.5 million or 11.2%. The increase was primarily driven by $6.6 million attributed to assets placed into service to support data capacity expansion and revenue growth, partially offset by recent dispositions of $2.1 million.

Amortization of Intangible Assets

Amortization of intangible assets was $17.7 million for the three months ended March 31, 2023 compared to $21.2 million for the three months ended March 31, 2022, a decrease of $3.5 million or 16.5%. The decrease was primarily driven by recent dispositions of $3.3 million and intangible assets that were fully amortized of $1.7 million, partially offset by an increase due to our recent acquisitions of $1.5 million.

Other Operating Income, net

Other operating income, net was $0.0 million for the three months ended March 31, 2023 compared to $377.1 million for the three months ended March 31, 2022. The decrease was primarily driven by the gain from the sale of our environmental health and safety business, partially offset by the long-lived asset impairment related to our Financial Services segment, both of which occurred in the first quarter of 2022.

Investment loss and others, net

Investment loss was $1.1 million for the three months ended March 31, 2023 compared to $1.9 million for the three months ended March 31, 2022, a decrease of $0.8 million. The decrease was primarily due to the impact of foreign currencies.

Interest Expense, net

Interest expense, net was $26.4 million for the three months ended March 31, 2023 compared to $31.3 million for the three months ended March 31, 2022, a decrease of $4.9 million or 15.7%. The decrease in interest expense was primarily due to the paydown of our outstanding borrowings on our Syndicated Revolving and Bilateral credit facilities, and interest income of $7.4 million, partially offset by interest expense related to the issuance of our 2033 Senior Notes.

Provision for Income Taxes

The provision for income taxes was $72.2 million for the three months ended March 31, 2023 compared to $102.6 million for the three months ended March 31, 2022, a decrease of $30.4 million or 29.7%. The effective tax rate was 27.1% for the three months ended March 31, 2023 compared to 17.4% for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 was higher than the effective tax rate for the three months ended March 31, 2022 primarily due to a 2022 tax rate benefit in connection with the sale of our environmental health and safety business for which a benefit was recognized for the difference between book and tax basis of our investment. In addition, the tax rate for the three months ended March 31, 2023 was higher than the prior period due to tax charges incurred in structuring the energy sale completed this quarter. Lastly, these tax impacts were partially offset by increased stock option exercises resulting in higher tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to tax benefits attributable to equity compensation, offset by additional state and local taxes.

Net Income Margin

The net income margin was 29.8% for the three months ended March 31, 2023 compared to 75.7% for the three months ended March 31, 2022. The decrease in net income margin was primarily driven by the gain from the sale of our environmental health and safety business, partially offset by an impairment of the long-lived assets of our Financial Services segment.

EBITDA Margin [1]

EBITDA was $355.3 million for the three months ended March 31, 2023 compared to $682.2 million for the three months ended March 31, 2022. The EBITDA margin for our consolidated results was 54.5% for the three months ended March 31, 2023 compared to 106.0% for the three months ended March 31, 2022. The decrease in EBITDA margin was primarily driven by the gain from the sale of our environmental health and safety business, partially offset by an impairment of the long-lived assets of our Financial Services segment.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented in the table below.

	Three Months Ended March 31,
	2023	2022
Net income	$56.4	$505.8
Less: Income from discontinued operations, net of tax expense of $1.1 and $2.4, respectively (Note 7)	138.0	18.8
Income from continuing operations	194.4	487.0
Depreciation and amortization of fixed assets	44.6	40.1
Amortization of intangible assets	17.7	21.2
Interest expense	26.4	31.3
Provision for income taxes	72.2	102.6
EBITDA	$355.3	$682.2
Revenue	$651.6	$643.6
EBITDA Margin	54.5%	106.0%

Results of Operations by Segment

Insurance

Revenues

Revenues for our Insurance segment were $651.6 million for the three months ended March 31, 2023, compared to $586.4 million for the three months ended March 31, 2022, an increase of $65.2 million or 11.1%. Our underwriting & rating revenue increased $44.5 million or 10.7%. Our claims revenue increased $20.7 million or 12.1%.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage change	Percentage change excluding recent acquisitions
	2023	2022
	(in millions)
Underwriting & rating	$460.5	$416.0	10.7%	8.4%
Claims	191.1	170.4	12.1%	10.7%
Total Insurance	$651.6	$586.4	11.1%	9.1%

Our recent acquisitions (Infutor Data Solutions, LLC, and Opta Information Intelligence Corp. within the underwriting & rating category of the Insurance segment, Automated Insurance Solutions Ltd., Pruvan Inc., Mavera within the claims category of the Insurance segment) contributed net revenues of $12.7 million, while the remaining Insurance revenues increased $52.5 million or 9.1%. Our underwriting & rating revenue increased $34.2 million or 8.4%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our core services as well as selling expanded solutions to new and existing customers within underwriting solutions. In addition, extreme events and life solutions contributed to the growth. Our claims revenue increased $18.3 million or 10.7%, primarily due to growth in our property estimating solutions revenue and anti-fraud solutions revenue.

Cost of Revenues

Cost of revenues for our Insurance segment was $216.2 million for the three months ended March 31, 2023 compared to $193.8 million for the three months ended March 31, 2022, an increase of $22.4 million or 11.6%. Our recent acquisitions within the Insurance segment represented an increase of $8.0 million in cost of revenues. The remaining cost of revenues increased $14.4 million or 7.5% primarily due to increases in salaries and employee benefits of $9.9 million, travel expenses of $1.8 million, and other operating costs of $4.4 million. These increases were partially offset by decreases in information technology expenses of $1.3 million and data costs of $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Insurance segment were $79.0 million for the three months ended March 31, 2023, compared to $90.0 million for the three months ended March 31, 2022, a decrease of $11.0 million or 12.2%. Our recent acquisitions accounted for an increase of $11.6 million, which was primarily related to salaries and employee benefits. Our acquisition-related earn-out costs accounted for a decrease of $15.0 million. The remaining SGA decrease of $7.6 million or 8.0% was primarily due to decreases in professional consulting costs of $5.4 million, salaries and employee benefits of $3.5 million, information technology expenses of $0.5 million, and other operating of $0.3 million. These increases were partially offset by a decrease in travel expenses of $2.1 million

Investment loss and others, net

Investment loss was $1.1 million for the three months ended March 31, 2023 and March 31, 2022. These losses were primarily due to the impact of foreign currencies.

EBITDA

EBITDA for our Insurance segment was $355.3 million for the three months ended March 31, 2023 compared to $301.5 million for the three months ended March 31, 2022, an increase of $53.8 or 17.8%. The EBITDA margin for our Insurance segment was 54.5% for the three months ended March 31, 2023 compared to 51.4% for the three months ended March 31, 2022. The increase in EBITDA margin was primarily related to an increase in revenue, cost discipline and a decrease in acquisition-related earn-out costs.

Energy and Specialized Markets and Financial Segments

On March 11, 2022, we completed the sale of 3E Company Environmental, Ecological and Engineering, which made up the Specialized Markets within this segment. This transaction did not qualify as discontinued operations per the guidance in ASC 205-20. The Energy business within the "Energy and Specialized Markets" segment was classified as discontinued operations per the guidance in ASC 205-20. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations for all periods presented. On February 1, 2023, we completed the sale of our Energy business.

On April 8, 2022, we completed the sale of our Financial Services segment. This transaction did not qualify as discontinued operations.

As a result of these sale transactions, we have excluded the Energy and Specialized Markets and Financial Services segments from our management's discussion and analysis of the results of operations by segment.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents and available-for-sale securities of $235.3 million and $116.5 million, respectively. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of March 31, 2023 and December 31, 2022, a vast majority of our domestic cash and cash equivalents is with JPMorgan Chase N.A. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2023 and 2022, we repurchased $2,500.0 million (inclusive of $500 million in treasury stock not yet settled) and $571.3 million, respectively, of our common stock. The repurchase of our common stock in the first quarter of 2023 was funded using the proceeds from the sale of the Energy business. For the three months ended March 31, 2023 and 2022, we also paid dividends of $49.2 million and $49.4 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $2,850.0 million and $3,740.0 million at March 31, 2023 and December 31, 2022, respectively, and we were in compliance with our financial and other covenants.

We have a $1,000.0 million Syndicated Revolving Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company. The Syndicated Revolving Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments and the Repurchase Program. As of March 31, 2023, we were in compliance with all financial and other debt covenants under the Credit Facility.

As of March 31, 2023 and December 31, 2022, the available capacity under the Syndicated Revolving Credit Facility was $995.5 million and $5.6 million, net of the letters of credit of $4.5 million and $4.4 million, respectively. We had $0 million and $990.0 million in amounts outstanding under the Syndicated Revolving Credit Facility as of March 31, 2023 and December 31, 2022, respectively.

We also maintain a $125.0 million Bilateral Term Loan Facility and a $275.0 million Bilateral Revolving Credit Facility together the ("Bilateral Credit Facilities") with maturity dates of September 9, 2023 and October 2, 2023, respectively. The Bilateral Credit Facilities carry an interest rate of 135 basis points plus the one-month BSBY and may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments and the Repurchase Program. As of March 31, 2023, we had no outstanding borrowings under our Bilateral Credit Facilities.

The Bilateral Credit Facilities are now subject to the replacement of LIBOR. Interest on the Bilateral Credit Facilities is based on BSBY and we have the choice of the Secured Overnight Financing Rate ("SOFR") or the BSBY as part of the Bilateral Credit Facilities agreement. Subsequent to March 31, 2023, we amended our committed senior unsecured Syndicated Revolving Credit Facility with Bank of America, N.A. The Amendment does not change the current borrowing capacity of $1,000.0 million, but does extend the maturity date to April 5, 2028. Borrowing under the Amendment is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon the public debt rating.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended
	March 31,
	2023	2022	Percentage change
	(in millions)
Net cash provided by operating activities	$365.3	$399.6	(8.6)%
Net cash provided by investing activities	$2,967.1	$26.3	11,181.7%
Net cash used in financing activities	$(3,405.0)	$(293.6)	1,059.7%

Operating Activities

Net cash provided by operating activities was $365.3 million for the three months ended March 31, 2023 compared to $399.6 million for the three months ended March 31, 2022, a decrease of $34.3 million or 8.6%. The decrease in operating cash flows was primarily related to the dispositions within our former Energy and Specialized Markets and Verisk Financial Services segments, including one-time transaction fees related to the sale of our Energy business, partially offset by an increase in operating profit in our Insurance segment.

Investing Activities

Net cash provided by investing activities of $2,967.1 million for the three months ended March 31, 2023 was primarily related to proceeds from the sale of our Energy business of $3,066.4 million, partially offset by acquisitions and a purchase of an additional controlling interest of $37.2 million, capital expenditures of $61.2 million, and investments in nonpublic companies of $0.8 million. Net cash provided by investing activities of $26.3 million for the three months ended March 31, 2022 was primarily related to proceeds from the sale of our 3E business of $575.0 million, partially offset by acquisitions and purchase of a controlling interest of $447.7 million, capital expenditures of $60.0 million, and investments in nonpublic companies of $41.0 million.

Financing Activities

Net cash used in financing activities of $3,405.0 million for the three months ended March 31, 2023 was primarily driven by the funding of a $2,500.0 million accelerated share repurchase program, repayments of debt under our revolving credit and bilateral credit facilities of $1,390.0 million, and dividend payments of $49.2 million, partially offset by the proceeds from the issuance of our 2033 Senior Notes of $495.2 million, and proceeds from stock options exercised of $58.4 million. Net cash used in financing activities of $293.6 million for the three months ended March 31, 2022 was primarily driven by repurchases of common stock of $571.3 million, and dividend payments of $49.4 million, partially offset by proceeds, net of repayments, of debt under our Credit Facility of $200.0 million, and proceeds under our term loan facility of $125.0 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 28, 2023.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other postretirement benefits, stock-based compensation, income taxes, and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2023. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the items noted below.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks at March 31, 2023 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2023.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 16 to our condensed consolidated financial statements for the three months ended March 31, 2023 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors

Other than the risk presented below, there has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2023.

The collapse of certain U.S. banks and potentially other financial institutions may have adverse impacts on certain of our vendors and customers or our ability to access payments from certain customers which could negatively impact our operations and financial condition.

On March 10, 2023, Silicon Valley Bank (“SVB”) was shut down, followed on March 11, 2023 by Signature Bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for those banks. Since that time, there have been reports of instability at other U.S. banks. Despite the steps taken to date by U.S. agencies to protect depositors, the follow-on effects of the events surrounding the SVB and Signature Bank failures and pressure on other banks are unknown, could include failures of other financial institutions to which we face direct or more significant exposure, and may lead to significant disruptions to our operations, financial position, and reputation. The extent of such impacts is uncertain, and there may be additional risks that we have not yet identified. We are taking steps to identify any potential impact and minimize any disruptions to our operations. However, we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from the foregoing events or other impacts on U.S. financial institutions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. As of March 31, 2023, we had $941.3 million available to repurchase shares, inclusive of the $3.0 billion authorization which became effective as of the closing of the sale of our Energy business on February 1, 2023. Our share repurchases for the quarter ended March 31, 2023 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
January 1, 2023 through January 31, 2023	—		$—		—	$3,441.3
February 1, 2023 through February 28, 2023	247,487	(1)	$151.52	(1)	247,487	$3,441.3
March 1, 2023 through March 31, 2023	10,655,301	(1,2)	$189.58	(1,2)	10,655,301	$941.3
	10,902,788	(1,2)			10,902,788

(1) In December 2022, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $250.0 million with Bank of America USA, N.A. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $250.0 million on December 14, 2022, we received 1,168,224 shares of our common stock at a price of $182.01 per share, representing an initial delivery of approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in February of 2023, we received additional shares of 247,487 as determined by the daily volume weighted average share price of our common stock of $176.68 during the term of this ASR agreement.

(2) In March 2023, we entered into additional ASR agreements to repurchase shares of our common stock for an aggregate purchase price of $2.5 billion with Citi bank, N.A. and Goldman Sachs & Co. LLC, respectfully. The ASR agreements are accounted for as treasury stock transactions and forward stock purchase agreements indexed to our common stock. Upon payment of the aggregate purchase price on March 7, 2023, we received an initial delivery of 10,655,302 shares of our common stock at a price of $187.70 per share, representing approximately 80 percent of the aggregate purchase price. Upon the final settlement of the ASR agreements, which is expected in the fourth quarter of 2023, we may be entitled to receive additional shares of our common stock or, under certain limited circumstances, be required to deliver shares to the counterparties. The aggregate purchase price was recorded as a reduction to stockholder's equity in our condensed consolidated statements of changes in stockholder's equity for the three months ended March 31, 2023.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Confirmation – Fixed Dollar Accelerated Share Repurchase Transaction, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 7, 2023.
10.2	Fifth Amendment to Second Amended and Restated Credit Agreement dated as of April 5, 2023 among Verisk Analytics, Inc., as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 5, 2023.
10.3	Third Supplemental Indenture, dated March 7, 2023, between Verisk Analytics, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 7, 2023.
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: May 3, 2023	By:	/s/ Elizabeth D. Mann
Elizabeth D. Mann
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)