Form 10-Q
period 2023-06-30
Verisk Analytics, Inc.
filed 2023-08-02
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of  July 28, 2023, there were 145,027,078 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022
	(in millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$308.7	$112.5
Accounts receivable, net of allowance for doubtful accounts of $14.6 and $14.3, respectively	381.3	290.1
Prepaid expenses	91.4	83.7
Income taxes receivable	20.8	44.2
Other current assets	52.6	32.0
Current assets held-for-sale	—	362.6
Total current assets	854.8	925.1
Noncurrent assets:
Fixed assets, net	581.9	541.5
Operating lease right-of-use assets, net	196.9	182.0
Intangible assets, net	508.0	504.8
Goodwill	1,755.2	1,676.0
Deferred income tax assets	33.2	31.7
Other noncurrent assets	385.7	371.4
Noncurrent assets held-for-sale	—	2,728.6
Total assets	$4,315.7	$6,961.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$283.7	$292.8
Short-term debt and current portion of long-term debt	3.4	1,392.9
Deferred revenues	468.7	321.7
Operating lease liabilities	43.2	29.5
Income taxes payable	1.8	—
Current liabilities held-for-sale	—	282.3
Total current liabilities	800.8	2,319.2
Noncurrent liabilities:
Long-term debt	2,842.1	2,343.2
Deferred income tax liabilities	139.3	145.6
Operating lease liabilities	190.9	189.9
Other noncurrent liabilities	36.8	17.9
Noncurrent liabilities held-for-sale	—	177.6
Total liabilities	4,009.9	5,193.4
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 144,991,302 and 154,701,136 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,367.7	2,720.8
Treasury stock, at cost, 399,011,736 and 389,301,902 shares, respectively	(8,273.3)	(6,239.5)
Retained earnings	6,153.8	5,999.1
Accumulated other comprehensive income (loss)	45.7	(731.2)
Total Verisk stockholders' equity	294.0	1,749.3
Noncontrolling interests	11.8	18.4
Total stockholders’ equity	305.8	1,767.7
Total liabilities and stockholders’ equity	$4,315.7	$6,961.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except for share and per share data)
Revenues	$675.0	$612.8	$1,326.6	$1,256.4
Operating expenses (income):
Cost of revenues (exclusive of items shown separately below)	216.9	195.5	433.1	424.2
Selling, general and administrative	86.8	96.3	165.8	204.2
Depreciation and amortization of fixed assets	46.5	39.5	91.1	79.6
Amortization of intangible assets	18.8	18.3	36.5	39.5
Other operating loss (income), net	—	15.6	—	(361.5)
Total operating expenses, net	369.0	365.2	726.5	386.0
Operating income	306.0	247.6	600.1	870.4
Other expense:
Investment loss	(6.2)	(0.9)	(7.3)	(2.8)
Interest expense, net	(31.6)	(31.9)	(58.0)	(63.2)
Total other expense, net	(37.8)	(32.8)	(65.3)	(66.0)
Income from continuing operations before income taxes	268.2	214.8	534.8	804.4
Provision for income taxes	(63.9)	(41.2)	(136.1)	(143.8)
Income from continuing operations	204.3	173.6	398.7	660.6
(Loss) income from discontinued operations net of tax benefit (expense) of $0.9, $(3.1), $(0.2), and $(5.5), respectively (Note 7)	(7.5)	24.2	(145.5)	43.0
Net income	196.8	197.8	253.2	703.6
Less: Net loss (income) attributable to noncontrolling interests	0.1	(0.1)	—	(0.2)
Net income attributable to Verisk	$196.9	$197.7	$253.2	$703.4
Basic net income per share attributable to Verisk:
Income from continuing operations	$1.41	$1.10	$2.69	$4.14
(Loss) income from discontinued operations	(0.05)	0.15	(0.98)	0.27
Basic net income per share attributable to Verisk:	$1.36	$1.25	$1.71	$4.41
Diluted net income per share attributable to Verisk:
Income from continuing operations	$1.41	$1.09	$2.67	$4.12
(Loss) income from discontinued operations	(0.06)	0.15	(0.97)	0.27
Diluted net income per share attributable to Verisk:	$1.35	$1.24	$1.70	$4.39
Weighted-average shares outstanding:
Basic	144,834,494	157,972,755	148,433,375	159,326,855
Diluted	145,500,121	159,123,563	149,104,720	160,381,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$196.8	$197.8	$253.2	$703.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	16.0	(219.7)	775.2	(291.3)
Pension and postretirement liability adjustment	0.9	0.4	1.6	1.0
Total other comprehensive income (loss)	16.9	(219.3)	776.8	(290.3)
Comprehensive income (loss)	213.7	(21.5)	1,030.0	413.3
Less: Comprehensive (income) loss income attributable to noncontrolling interests	(0.6)	0.8	—	1.3
Comprehensive income (loss) attributable to Verisk	$213.1	$(20.7)	$1,030.0	$414.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended June 30, 2023 and 2022

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/Loss	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, April 1, 2023	544,003,038	$0.1	$2,315.5	$(8,283.3)	$6,006.7	$29.4	$68.4	$11.2	$79.6
Net income	—	—	—	—	196.9	—	196.9	(0.1)	196.8
Other comprehensive income	—	—	—	—	—	16.9	16.9	0.6	17.5
Investment in noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)	0.1	(0.5)
Common stock dividend (1)	—	—	—	—	(49.8)	—	(49.8)	—	(49.8)
Excise tax associated with share repurchases	—	—	—	1.0	—	—	1.0	—	1.0
Stock options exercised (417,771 shares transferred from treasury stock)	—	—	43.1	8.6	—	—	51.7	—	51.7
Restricted stock lapsed ("RSA") (13,864 shares transferred from treasury stock)	—	—	(0.3)	0.3	—	—	—	—	—
Stock-based compensation expense	—	—	10.0	—	—	—	10.0	—	10.0
Net share settlement from RSAs (7,359 shares withheld for tax settlement)	—	—	(1.5)	—	—	—	(1.5)	—	(1.5)
Other stock issuances (8,108 shares transferred from treasury stock)	—	—	0.9	0.1	—	—	1.0	—	1.0
Balance, June 30, 2023	544,003,038	$0.1	$2,367.7	$(8,273.3)	$6,153.8	$45.7	$294.0	$11.8	$305.8

Balance, April 1, 2022	544,003,038	$0.1	$2,632.5	$(5,205.9)	$5,696.9	$(465.0)	$2,658.6	$17.3	$2,675.9
Net income	—	—	—	—	197.7	—	197.7	0.1	197.8
Other comprehensive loss	—	—	—	—	—	(217.8)	(217.8)	(0.9)	(218.7)
Investment in noncontrolling interest	—	—	(1.0)	—	—	(0.6)	(1.6)	1.6	—
Common stock dividend (1)	—	—	—	—	(49.1)	—	(49.1)	—	(49.1)
Treasury stock acquired (1,561,149 shares)	—	—	—	(325.0)	—	—	(325.0)	—	(325.0)
Stock options exercised (869,336 shares transferred from treasury stock)	—	—	65.7	12.3	—	—	78.0	—	78.0
PSUs lapsed (1,354 shares transferred from treasury stock)	—	—	—	—	—	—	—	—	—
RSAs lapsed (68,098 shares transferred from treasury stock)	—	—	(1.0)	1.0	—	—	—	—	—
Stock-based compensation expense	—	—	18.4	—	—	—	18.4	—	18.4
Net share settlement from RSAs (42,394 shares withheld for tax settlement)	—	—	(8.7)	—	—	—	(8.7)	—	(8.7)
Other stock issuances (10,303 shares transferred from treasury stock)	—	—	1.2	0.2	—	—	1.4	—	1.4
Balance, June 30, 2022	544,003,038	$0.1	$2,707.1	$(5,517.4)	$5,845.5	$(683.4)	$2,351.9	$18.1	$2,370.0

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Six Months Ended June 30, 2023 and 2022

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, January 1, 2023	544,003,038	$0.1	$2,720.8	$(6,239.5)	$5,999.1	$(731.2)	$1,749.3	$18.4	$1,767.7
Net income	—	—	—	—	253.2	—	253.2	—	253.2
Other comprehensive income	—	—	—	—	—	776.8	776.8	(0.1)	776.7
Investment in noncontrolling interests	—	—	(3.9)	—	—	0.1	(3.8)	(6.5)	(10.3)
Common stock dividend (1)	—	—	—	—	(98.5)	—	(98.5)	—	(98.5)
Treasury stock acquired (10,902,788 shares)	—	—	37.5	(2,538.8)	—	—	(2,501.3)	—	(2,501.3)
Excise tax associated with share repurchases	—	—	—	(18.1)	—	—	(18.1)	—	(18.1)
Share repurchases via accelerated share repurchase program not yet settled	—	—	(500.3)	500.3	—	—	—	—	—
Stock options exercised (1,049,105 shares transferred from treasury stock)	—	—	93.8	20.4	—	—	114.2	—	114.2
PSUs lapsed (27,771 shares transferred from treasury stock)	—	—	(0.4)	0.4	—	—	—	—	—
RSAs lapsed (99,786 shares transferred from treasury stock)	—	—	(1.7)	1.7	—	—	—	—	—
Stock-based compensation expense	—	—	33.9	—	—	—	33.9	—	33.9
Net share settlement from RSAs (75,166 shares withheld for tax settlement)	—	—	(13.8)	—	—	—	(13.8)	—	(13.8)
Other stock issuances (16,292 shares transferred from treasury stock)	—	—	1.8	0.3	—	—	2.1	—	2.1
Balance, June 30, 2023	544,003,038	$0.1	$2,367.7	$(8,273.3)	$6,153.8	$45.7	$294.0	$11.8	$305.8

Balance, January 1, 2022	544,003,038	$0.1	$2,608.7	$(4,638.1)	$5,240.4	$(394.6)	$2,816.5	$26.0	$2,842.5
Net income	—	—	—	—	703.4	—	703.4	0.2	703.6
Other comprehensive loss	—	—	—	—	—	(288.2)	(288.2)	(1.5)	(289.7)
Investment in noncontrolling interest	—	—	(1.0)	—	—	(0.6)	(1.6)	(6.6)	(8.2)
Common stock dividend (1)	—	—	—	—	(98.3)	—	(98.3)	—	(98.3)
Treasury stock acquired (4,613,710 shares)	—	—	—	(896.3)	—	—	(896.3)	—	(896.3)
Stock options exercised (1,034,078 shares transferred from treasury stock)	—	—	80.1	14.5	—	—	94.6	—	94.6
PSUs lapsed (49,803 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
Restricted stock and performance share units lapsed (115,289 shares transferred from treasury stock)	—	—	(1.6)	1.6	—	—	—	—	—
Stock-based compensation expense	—	—	38.9	—	—	—	38.9	—	38.9
Net share settlement from RSAs (95,574 shares withheld for tax settlement)	—	—	(20.0)	—	—	—	(20.0)	—	(20.0)
Other stock issuances (19,999 shares transferred from treasury stock)	—	—	2.6	0.3	—	—	2.9	—	2.9
Balance, June 30, 2022	544,003,038	$0.1	$2,707.1	$(5,517.4)	$5,845.5	$(683.4)	$2,351.9	$18.1	$2,370.0

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$196.8	$197.8	$253.2	$703.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	46.5	49.8	91.1	99.4
Amortization of intangible assets	18.8	39.8	36.5	84.4
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.5	0.4	0.6	0.7
Provision for doubtful accounts	2.9	1.2	5.5	2.9
Loss (gain) on sale of assets	6.9	15.6	135.3	(435.2)
Impairment of cost-based investments	6.5	—	6.5	—
Stock-based compensation expense	10.0	18.4	33.9	38.9
Impairment of long-lived assets	—	—	—	73.7
Deferred income taxes	2.3	(12.3)	(16.7)	(49.4)
Loss on disposal of fixed assets	—	0.7	(0.1)	0.7
Acquisition related liability adjustment	(22.0)	—	(22.0)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	58.2	29.8	(127.2)	(103.3)
Prepaid expenses and other assets	(4.5)	(18.9)	(37.4)	(17.5)
Operating lease right-of-use assets, net	10.0	8.3	12.9	18.7
Income taxes	(74.2)	(153.6)	8.0	(22.6)
Accounts payable and accrued liabilities	31.5	6.4	(0.9)	(63.6)
Deferred revenues	(86.6)	(38.4)	174.7	227.7
Operating lease liabilities	(10.5)	(9.9)	(13.1)	(20.2)
Other liabilities	(0.2)	(4.9)	17.4	(9.1)
Net cash provided by operating activities	192.9	130.2	558.2	529.8
Cash flows from investing activities:
Acquisitions and purchase of additional controlling interest, net of cash acquired of $7.0, $0.0, $8.0, and $17.4, respectively	(46.1)	(3.5)	(83.3)	(448.9)
Proceeds from sale of assets	—	498.3	3,066.4	1,073.3
Investments in nonpublic companies	—	(0.8)	(0.8)	(41.8)
Capital expenditures	(58.2)	(69.2)	(119.4)	(129.2)
Escrow funding associated with acquisitions	(3.8)	—	(3.8)	(2.3)
Other investing activities, net	(0.2)	—	(0.3)	—
Net cash (used in) provided by investing activities	(108.3)	424.8	2,858.8	451.1
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	—	—	495.2	—
Payment of debt issuance costs	(1.2)	—	(6.7)	—
(Repayment) proceeds of short-term debt	—	(160.0)	(1,265.0)	40.0
Repayment of short-term debt with original maturities greater than three months	—	—	(125.0)	—
Proceeds from issuance of short-term debt with original maturities less than three months	—	—	—	125.0
Repurchases of common stock	—	(325.0)	(2,000.0)	(896.3)
Share repurchases not yet settled	—	—	(500.0)	—
Proceeds from stock options exercised	56.5	77.2	114.9	93.0
Net share settlement of taxes from restricted stock and performance share awards	(1.4)	(8.7)	(13.7)	(20.0)
Dividends paid	(49.5)	(49.2)	(98.7)	(98.6)
Other financing activities, net	(1.2)	(1.7)	(2.8)	(4.1)
Net cash provided by (used in) financing activities	3.2	(467.4)	(3,401.8)	(761.0)
Effect of exchange rate changes	(11.0)	(12.9)	0.8	(19.5)
Net increase in cash and cash equivalents	76.8	74.7	16.0	200.4
Cash and cash equivalents, beginning of period	231.9	406.0	292.7	280.3
Cash and cash equivalents, end of period	$308.7	$480.7	$308.7	$480.7
Supplemental disclosures:
Income taxes paid	$134.9	$210.1	$144.9	$221.8
Interest paid	$36.1	$39.5	$52.4	$60.6
Noncash investing and financing activities:
Deferred tax liability established on date of acquisition	$7.2	$0.4	$10.3	$16.5
Net assets sold as part of the disposition	$—	$495.9	$3,211.8	$607.4
Finance lease additions	$6.9	$1.4	$13.1	$3.5
Operating lease additions, net	$(0.5)	$6.6	$25.8	$8.3
Fixed assets included in accounts payable and accrued liabilities	$0.1	$—	$0.3	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in millions, except for share and per share data, unless otherwise stated)

1. Organization:

Verisk Analytics, Inc. is a strategic data analytics and technology partner to the global insurance industry. We empower clients to strengthen operating efficiency, improve underwriting and claims outcomes, combat fraud and make informed decisions about global risks, including climate change, extreme events, ESG (environmental, social, and governance), and political issues. Through advanced data analytics, software, scientific research, and deep industry knowledge, we help build global resilience for individuals, communities, and businesses. We trade under the ticker symbol "VRSK" on the Nasdaq Global Select Market.

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

Our condensed consolidated financial statements as of  June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations, and cash flows. Our operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. Our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2023 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. We believe the disclosures made are adequate to keep the information presented from being misleading.

On October 28, 2022, we entered into an equity purchase agreement to sell our Energy business. We determined that the sale of our Energy business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations (“ASC 205-20”) in the fourth quarter of 2022 due to its relative size and strategic rationale. The consolidated balance sheets, consolidated statements of operations, and the notes to the consolidated financial statements were recast for all periods presented to reflect the discontinuation of the Energy business, in accordance with ASC 205-20. The discussion in the notes to these consolidated financial statements, unless otherwise noted, relate solely to our continuing operations. On  February 1, 2023, we completed the sale of our Energy business. Refer to Note 7. Dispositions and Discontinued Operations for further discussion.

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

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three and six months ended June 30, 2023 and 2022. No individual customer or country outside of the U.S. accounted for 10.0% or more of our consolidated revenues for the three and six months ended June 30, 2023 or 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Insurance:
Underwriting	$478.1	$437.8	$938.6	$853.8
Claims	196.9	172.2	388.0	342.6
Total Insurance	675.0	610.0	1,326.6	1,196.4
Energy and Specialized Markets	—	—	—	22.4
Financial Services	—	2.8	—	37.6
Total revenues	$675.0	$612.8	$1,326.6	$1,256.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
United States	$563.4	$529.9	$1,115.2	$1,064.6
United Kingdom	45.0	41.7	91.9	86.8
Other countries	66.6	41.2	119.5	105.0
Total revenues	$675.0	$612.8	$1,326.6	$1,256.4

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of June 30, 2023 and December 31, 2022, we had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of June 30, 2023 and December 31, 2022, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $468.7 million and $321.7 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our condensed consolidated balance sheets, respectively, as of June 30, 2023 and December 31, 2022.

The following is a summary of the change in contract liabilities from December 31, 2022 through June 30, 2023:

Contract liabilities at December 31, 2022	$321.7
Revenue	(1,326.6)
Acquisitions	0.2
Foreign currency translation adjustment	(2.8)
Billings	1,476.2
Contract liabilities at June 30, 2023	$468.7

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% and 98% of the balance at June 30, 2023 and December 31, 2022.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of June 30, 2023 and December 31, 2022, we had deferred commissions of $75.6 million and $69.7 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

4. Investments and Fair Value Measurements:

We have certain assets and liabilities that are reported at fair value in our accompanying condensed consolidated balance sheets. To increase consistency and comparability of assets and liabilities recorded at fair value, ASC 820-10, Fair Value Measurements, established a three-level fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value. ASC 820-10 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measurements on earnings. In accordance with ASC 820-10, we applied the following fair value hierarchy:

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts, because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $2.5 million and $4.0 million as of June 30, 2023 and December 31, 2022, respectively. Our investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying condensed consolidated balance sheets.

We elected not to carry our long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of June 30, 2023 and December 31, 2022, respectively:

		June 30, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Senior notes (Note 10)	Level 2	$2,832.7	$2,663.7	$2,342.6	$2,113.3

As of June 30, 2023 and December 31, 2022, we had securities without readily determinable market values of $200.9 million and $201.5 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies and do not hold investments in common stock or in-substance common stock in such entities. As of June 30, 2023 and December 31, 2022, we also had investments in private companies of $29.1 million and $28.3 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25") as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2023, there was no provision for credit losses related to these investments.

5. Leases:

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842, Leases ("ASC 842").

The following table presents the consolidated lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost (1)	$8.4	$11.9	$17.4	$25.2
Sublease income	(0.3)	(0.5)	(0.7)	(1.1)
Finance lease costs
Depreciation of finance lease assets (2)	3.1	3.2	6.8	6.5
Interest on finance lease liabilities (3)	0.2	0.2	0.3	0.4
Total lease cost	$11.4	$14.8	$23.8	$31.0

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(8.7)	$(12.3)	$(17.7)	$(25.2)
Operating cash outflows from finance leases	$(0.2)	$(0.2)	$(0.3)	$(0.4)
Financing cash outflows from finance leases	$(1.2)	$(1.7)	$(2.8)	$(4.1)

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

(3) Included in "Interest expense" in our accompanying condensed consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated finance and operating leases as of June 30, 2023 and 2022, respectively:

	June 30,
	2023	2022
Weighted-average remaining lease term - operating leases (in years)	8.7	8.6
Weighted-average remaining lease term - finance leases (in years)	4.4	1.3
Weighted-average discount rate - operating leases	3.9%	3.8%
Weighted-average discount rate - finance leases	3.5%	3.7%

Our ROU assets and lease liabilities for finance leases were $16.7 million and $14.4 million, respectively, as of June 30, 2023. Our ROU assets and lease liabilities for finance leases were $10.7 million and $4.2 million, respectively, as of December 31, 2022. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying condensed consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying condensed consolidated balance sheets (see Note 10. Debt).

Maturities of lease liabilities for the remainder of 2023 and the years through 2028 and thereafter are as follows:

	June 30, 2023
Years Ending	Operating Leases	Finance Leases
2023	$17.3	$2.9
2024	32.4	3.6
2025	32.5	3.1
2026	30.8	2.4
2027	30.7	2.4
2028 and thereafter	133.4	1.9
Total lease payments	277.1	16.3
Less: Amount representing interest	(43.0)	(1.9)
Present value of total lease payments	$234.1	$14.4

6. Acquisitions:

2023 Acquisitions

On  April 20, 2023, we acquired Krug Sachverständigen GmbH ("Krug") for a net cash purchase price of approximately $43.3 million including working capital adjustments, of which $3.8 million represents indemnity escrows. Krug is a Germany-based motor claims solutions provider and has established an industry-leading position in the German insurance market through highly digitalized solutions that help insurers and car manufacturers achieve better and faster customer service, leading to sustainable reductions in costs. The acquisition expands our claims and casualty offerings across Europe. Krug has become a part of our claims category within our Insurance segment.

On  February 1, 2023, we acquired 100 percent of the stock of Mavera Holding AB ("Mavera") for a net cash purchase price of $28.3 million, of which $4.2 million represents indemnity escrows. Mavera, a Sweden-based InsurTech firm with a regional presence and established customer base for its personal injury claims management platform, has become a part of the claims category within our Insurance segment. Mavera will support our expansion in continental Europe and our continued growth as a technology and analytics partner to the global insurance industry.

The "Other" column includes other immaterial acquisitions that have occurred during the period. The preliminary purchase price allocation of the 2023 acquisitions resulted in the following:

	Krug	Other	Total
Cash and cash equivalents	$7.0	$1.0	$8.0
Accounts receivable	1.8	0.8	2.6
Other current assets	3.8	0.1	3.9
Fixed assets	0.2	0.1	0.3
Operating lease right-of-use assets, net	—	0.2	0.2
Intangible assets	15.1	18.6	33.7
Goodwill	34.8	22.9	57.7
Total assets acquired	62.7	43.7	106.4
Accounts payable and accrued liabilities	5.8	2.1	7.9
Deferred revenues	—	0.2	0.2
Operating lease liabilities	—	0.2	0.2
Deferred income tax, net	6.5	3.8	10.3
Other noncurrent liabilities	0.1	1.5	1.6
Total liabilities assumed	12.4	7.8	20.2
Net assets acquired	50.3	35.9	86.2
Less: cash acquired	7.0	1.0	8.0
Net cash purchase price	$43.3	$34.9	$78.2

The preliminary amounts assigned to intangible assets by type for the 2023 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	6	$10.0
Marketing-related	2	0.5
Customer-related	13	23.2
Total intangible assets		$33.7

The preliminary allocations of the purchase price for the 2023 and 2022 acquisitions with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions  may have a significant impact on our condensed consolidated financial statements. The allocations of the purchase price will be finalized once all the information that was known as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with our acquisitions includes the acquired assembled workforce, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as our ability to grow through adding additional customer relationships or new solutions in the future. The $57.7 million in goodwill associated with our acquisitions, is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics.

For the three and six months ended June 30, 2023, we incurred transaction costs of $0.9 million and $1.9 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations. The 2023 acquisitions were immaterial to our condensed consolidated statement of operations for the three and six months ended June 30, 2023 and 2022, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the applicable acquisition dates. At  June 30, 2023 and  December 31, 2022, the current portion of the escrows amounted to $3.8 million and $0.0 million, respectively, there were no noncurrent portions of the escrows. The current portion of the escrows have been included in "Other current assets" in our accompanying condensed consolidated balance sheets.

As of June 30, 2023, the acquisitions of Infutor Data Solutions, Krug, Mavera, and Morning Data Limited included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and/or EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of  June 30, 2023 and  December 31, 2022 reflect the best estimate of acquisition-related contingent payments. The associated current portion of contingent payments were $8.0 million and $29.9 million as of  June 30, 2023 and  December 31, 2022, respectively. The associated noncurrent portion of contingent payments were $2.1 million and $0.0 million as of  June 30, 2023 and  December 31, 2022, respectively.

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

The Energy business, which was part of our Energy and Specialized Markets segment, was classified as discontinued operations per ASC 205-20 as we determined, qualitatively and quantitatively, that this transaction represents a strategic shift that had a major effect on our operations and financial results. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations for all periods presented. Additionally, all assets and liabilities of the Energy business were classified as assets and liabilities held for sale within our consolidated balance sheet as of December 31, 2022. In connection with the held for sale classification, we recognized an impairment of $303.7 million on the remeasurement of the disposal group held for sale, which has been included in discontinued operations in our consolidated statement of operations. Upon classification of the Energy business as held for sale, its cumulative foreign currency translation adjustment within shareholders’ equity was included with its carrying value, which primarily resulted in the impairment. On  February 1, 2023, we closed on and completed the sale of our Energy business. As a result of the sale, we recognized a loss of $128.4 million. In the second quarter of 2023, we incurred an additional loss of $6.9 million as part of the true up of the closing adjustments.

The following table presents financial results from discontinued operations, net of income taxes in our consolidated statement of income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$-	$133.5	$46.8	$265.4
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	(0.1)	50.5	18.2	102.4
Selling, general and administrative	0.1	29.7	33.1	57.0
Depreciation and amortization of fixed assets	-	10.3	-	19.8
Amortization of intangible assets	-	21.5	-	44.9
Other operating loss, net	6.9	-	135.3	-
Total operating expenses	6.9	112.0	186.6	224.1
Operating (loss) income	(6.9)	21.5	(139.8)	41.3
Other income (expense):
Investment (loss) income and others, net	(1.5)	5.8	(5.5)	7.2
(Loss) income from discontinued operations before income taxes	(8.4)	27.3	(145.3)	48.5
Income tax benefit (expense)	0.9	(3.1)	(0.2)	(5.5)
(Loss) income from discontinued operations, net of income taxes	$(7.5)	$24.2	$(145.5)	$43.0

The following table presents the aggregate carrying amounts of  the held for sale assets and liabilities of the Energy business prior to the disposition on February 1, 2023 and as of December 31, 2022:

	February 1, 2023	December 31, 2022
Cash and Cash Equivalents	$86.3	$180.2
Accounts receivable, net	187.1	150.8
Prepaid expenses	17.6	17.8
Other current assets	13.8	13.8
Total current assets:	304.8	362.6
Fixed assets, net	165.2	157.1
Operating lease right-of-use assets, net	29.7	29.8
Intangible assets, net	625.9	616.9
Goodwill	2,165.7	2,136.3
Other noncurrent assets	18.9	16.3
Total noncurrent assets	3,005.4	2,956.4
Total assets held for sale	3,310.2	3,319.0
Net impairment of asset group(1)	(227.8)	(227.8)
Total assets held for sale, net	$3,082.4	$3,091.2

Accounts payable and accrued liabilities	$77.6	$68.6
Operating lease liabilities	7.6	6.9
Deferred revenues	207.4	176.6
Income taxes payable	13.6	30.2
Current liabilities held-for-sale	306.2	282.3
Deferred income tax liabilities	146.2	144.1
Noncurrent lease liabilities	30.0	30.8
Other noncurrent liabilities	2.5	2.7
Noncurrent liabilities held-for-sale	178.7	177.6
Total liabilities held for sale	$484.9	$459.9

(1) In connection with the held for sale classification, we recognized a $303.7 million impairment, partially offset by a deferred tax benefit of $75.9 million on the remeasurement of the disposal group held for sale. This impairment was charged to a contra asset account within "Other noncurrent assets" per ASC 205-20.

The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. The following table presents selected cash flow information associated with our discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Significant non-cash operating activities:
Depreciation and amortization of fixed assets	$-	$10.3	$-	$19.8
Amortization of intangible assets	-	21.5	-	44.9
Operating lease right-of-use assets, net	-	7.4	0.1	8.2
Investing activities:
Capital expenditures	-	(17.1)	(6.5)	(29.9)
Supplemental disclosures:
Fixed assets included in accounts payable and accrued liabilities	-	4.0	-	4.0

8. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2022 through June 30, 2023, for our Insurance operating segment:

Insurance
Goodwill at December 31, 2022	$1,676.0
Acquisitions(1)	57.7
Purchase accounting reclassifications	(0.1)
Foreign currency translation adjustment	21.6
Goodwill at June 30, 2023	$1,755.2

_______________

(1) See Note 6. Acquisitions for more information.

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of  June 30, or whenever events or changes in circumstances indicate that the carrying amount  may not be fully recoverable. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or “Step Zero” impairment test, to determine whether it is more likely than not that impairment has occurred. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying amounts of our reporting units exceeds their fair value, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized. As of  June 30, 2023, we completed our Step Zero impairment test at the reporting unit level and determined it was not more likely than not that the carrying values of our reporting units exceeded their fair values. We did not recognize any additional impairment charges related to our goodwill and indefinite-lived intangible assets.

There were no impairments to long lived assets for the three months ended  June 30, 2023 and 2022. Impairments to long-lived assets for the six months ended  June 30, 2023 and 2022 were $0.0 million and $73.7 million, respectively, and are included within "Other operating loss (income), net" in our condensed consolidated statements of operations.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
June 30, 2023
Technology-based	8	$369.3	$(245.8)	$123.5
Marketing-related	6	42.6	(37.4)	5.2
Contract-based	6	5.0	(5.0)	—
Customer-related	13	540.3	(169.3)	371.0
Database-based	8	15.2	(6.9)	8.3
Total intangible assets		$972.4	$(464.4)	$508.0
December 31, 2022
Technology-based	8	$355.1	$(229.3)	$125.8
Marketing-related	6	41.3	(35.5)	5.8
Contract-based	6	5.0	(5.0)	—
Customer-related	13	510.7	(146.7)	364.0
Database-based	8	15.0	(5.8)	9.2
Total intangible assets		$927.1	$(422.3)	$504.8

Amortization expense related to intangible assets for the three months ended  June 30, 2023 and 2022 was $18.8 million and $18.3 million, respectively. Amortization expense related to intangible assets for six months ended June 30, 2023 and 2022 was $36.5 million and $39.5 million, respectively. Estimated amortization expense for the remainder of 2023 and the years through 2028 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2023	$37.1
2024	71.7
2025	62.6
2026	60.7
2027	52.4
2028 and thereafter	223.5
Total	$508.0

9. Income Taxes:

Our effective tax rate for the three and six months ended June 30, 2023 was 23.8% and 25.4% compared to the effective tax rate for the three and six months ended June 30, 2022 of 19.2% and 17.9%. The effective tax rate for the three months ended June 30, 2023 was higher than the effective tax rate for the three months ended June 30, 2022 primarily due to lower tax benefits from equity compensation in the current period. The effective tax rate for the six months ended June 30, 2023 was higher than the effective tax rate for the six months ended June 30, 2022 primarily due to a 2022 tax rate benefit in connection with the sale of our environmental health and safety business for which a benefit was recognized for the difference between book and tax basis of our investment. In addition, the tax rate for the six months ended June 30, 2023 was higher than the prior period due to tax charges incurred in structuring the Energy sale completed in the first quarter. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

10. Debt:

The following table presents short-term and long-term debt by issuance as of June 30, 2023 and December 31, 2022:

	Issuance Date	Maturity Date	2023	2022
Short-term debt and current portion of long-term debt:
Credit Facilities:
Syndicated revolving credit facility	Various	Various	$—	$990.0
Bilateral revolving credit facility	Various	Various	—	275.0
Bilateral term loan facility	Various	Various	—	125.0
Finance lease liabilities (1)	Various	Various	3.4	2.9
Short-term debt and current portion of long-term debt			3.4	1,392.9
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(9.8) and $(10.0), respectively	5/13/2020	5/15/2050	490.2	490.0
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $8.6 and $9.4, respectively	3/6/2019	3/15/2029	608.6	609.4
4.000% senior notes, less unamortized discount and debt issuance costs of $(2.3) and $(2.8), respectively	5/15/2015	6/15/2025	897.7	897.2
5.500% senior notes, less unamortized discount and debt issuance costs of $(3.9) and $(4.0), respectively	5/15/2015	6/15/2045	346.1	346.0
5.750 senior notes, less unamortized discount and debt issuance costs of $(9.9) and $0, respectively	3/3/2023	4/1/2033	490.1	—
Finance lease liabilities (1)	Various	Various	11.0	1.3
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.6)	(0.7)
Long-term debt			2,842.1	2,343.2
Total debt			$2,845.5	$3,736.1

_______________

(1) Refer to Note 5. Leases

Senior Notes

As of June 30, 2023 and December 31, 2022, we had senior notes with an aggregate principal amount of $2,850.0 million and $2,350.0 million outstanding, respectively, and were in compliance with our financial and other covenants.

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

Credit Facilities

We have a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company. The Syndicated Revolving Credit Facility  may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of June 30, 2023, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. As of June 30, 2023 and December 31, 2022, the available capacity under the Syndicated Revolving Credit Facility was $995.5 million and $5.6 million, which takes into account outstanding letters of credit of $4.5 million and $4.4 million, respectively.

On April 5, 2023 ,we entered into the Fifth Amendment (the "Amendment") to the committed senior unsecured Syndicated Revolving Credit Facility with Bank of America, N.A. as administrative agent. The Amendment does not change the current borrowing capacity of $1,000.0 million, but does extend the maturity date to  April 5, 2028 . Interest on borrowings under the Amendment is payable at an interest rate of SOFR plus  100.0 to  162.5 basis points, depending upon our public debt rating. A commitment fee on any unused commitment is payable periodically and  may range from  8.0 to  17.5 basis points based upon our public debt rating. The Syndicated Revolving Credit Facility, as amended by the Amendment, also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than  3.75 to 1.0 . At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to  4.50 to 1.0 ( no more than once) and to  4.25 to  1.0 ( no more than once) in connection with the closing of a permitted acquisition. The Syndicated Revolving Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments and the share repurchase program (the "Repurchase Program"). In connection with the Amendment, we incurred additional debt issuance costs of $1.2 million, which will be amortized to "Interest expense" within the accompanying condensed consolidated statements of operations over the remaining life of the Credit Facility.

We also maintain a  $125.0 million Bilateral Term Loan Facility and a  $275.0 million Bilateral Revolving Credit Facility (together the "Bilateral Credit Facilities") with maturity dates of September 9, 2023 and October 2, 2023, respectively. The Bilateral Credit Facilities carry an interest rate of 135 basis points plus the one-month BSBY and may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments and the Repurchase Program. As of June 30, 2023, we had no outstanding borrowings under our Bilateral Credit Facilities.

11. Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of  June 30, 2023 and December 31, 2022. Our common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board. At June 30, 2023 and December 31, 2022, the adjusted closing price of our common stock was $226.03 and $176.42 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of June 30, 2023 and December 31, 2022.

On February 14, 2023 and April 25, 2023, our Board approved a cash dividend of $0.34 and per share of common stock issued and outstanding to the holders of record as of March 15, 2023 and June 15, 2023, respectively. Cash dividends of $98.7 million and $98.6 million were paid during the six months ended June 30, 2023 and 2022, respectively, and recorded as a reduction to retained earnings.

Share Repurchase Program

In  December 2022 and  March 2023, we entered into Accelerated Share Repurchase ("ASR") agreements (the "December 2022 ASR Agreement" and "March 2023 ASR Agreement," respectively) to repurchase shares of our common stock for an aggregate purchase price of $250.0 million and $2.5 billion, respectively, with Bank of America USA, N.A., with respect to the December 2022 ASR agreement and Citibank, N.A., and Goldman Sachs & Co. LLC with respect to the March 2023 ASR agreements. Each ASR agreement is accounted for as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. Upon payment of the aggregate purchase price on  December 14, 2022 and  March 7, 2023, we received an aggregate delivery of 1,168,224 and 10,655,301 shares of our common stock, respectively. Upon the final settlement of the December 2022 ASR agreement in February 2023, we received an additional 247,487 shares as determined based on the volume weighted average share price of our common stock of $176.68 during the term of the ASR agreement, minus an agreed upon discount. We expect the March 2023 ASR agreements to settle in the fourth quarter of 2023, at which point we may be entitled to receive additional shares of our common stock or, under certain limited circumstances, be required to deliver shares to the counterparties. The aggregate purchase price was recorded as a reduction to stockholders' equity in our condensed consolidated statements of changes in stockholders' equity for the six months ended  June 30, 2023. These repurchases for the six months ended  June 30, 2023 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

During the six months ended June 30, 2023, we repurchased 10,902,788 shares of common stock with an aggregate value of $2,100 million as part of the Repurchase Program, inclusive of the ASR transactions, at a weighted average price of $188.64 per share. We utilized cash received from the sale of our Energy business. As of June 30, 2023, we had $941.3 million available to repurchase shares through our Repurchase Program, inclusive of the $3.0 billion authorization, which became effective as of the closing of the sale of our Energy business on February 1, 2023.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Through the second quarter of 2023, we recorded total excise tax of $18.1 million, which has been included within treasury stock, as part of the cost basis of the stock repurchased, and other noncurrent liabilities in our condensed consolidated balance sheet as of June 30, 2023.

Treasury Stock

As of June 30, 2023, our treasury stock consisted of 399,011,736 shares of common stock, carried at cost. During the six months ended June 30, 2023, we transferred 1,192,954 shares of common stock from the treasury shares at a weighted average treasury stock price of $19.18 per share.

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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator used in basic and diluted EPS:
Income from continuing operations	$204.3	$173.6	$398.7	$660.6
Less: Net loss (income) attributable to noncontrolling interests	0.1	(0.1)	-	(0.2)
Income from discontinued operations, net of tax	(7.5)	24.2	(145.5)	43.0
Net income attributable to Verisk	$196.9	$197.7	$253.2	$703.4
Denominator:
Weighted average number of common shares used in basic EPS	144,834,494	157,972,755	148,433,375	159,326,855
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	665,627	1,150,808	671,345	1,054,235
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	145,500,121	159,123,563	149,104,720	160,381,090

The potential shares of common stock that were excluded from diluted EPS were 661,150 and 1,369,746 for the three months ended  June 30, 2023 and 2022, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of accumulated other comprehensive income (loss) as of June 30, 2023 and December 31, 2022:

	2023	2022
Foreign currency translation adjustment	$138.4	$(636.9)
Pension and postretirement adjustment, net of tax	(92.7)	(94.3)
Accumulated other comprehensive income (losses)	$45.7	$(731.2)

The before-tax and after-tax amounts of other comprehensive income (loss) income for the three and six months ended June 30, 2023 and 2022 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended June 30, 2023
Foreign currency translation adjustment attributable to Verisk	$15.4	$—	$15.4
Foreign currency translation adjustment attributable to noncontrolling interests	0.6	—	0.6
Foreign currency translation adjustment	16.0	—	16.0
Pension and postretirement adjustment before reclassifications	2.4	(1.3)	1.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.3)	1.1	(0.2)
Pension and postretirement adjustment	1.1	(0.2)	0.9
Total other comprehensive gain	$17.1	$(0.2)	$16.9
For the Three Months Ended June 30, 2022
Foreign currency translation adjustment attributable to Verisk	$(218.8)	$—	$(218.8)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.9)	—	(0.9)
Foreign currency translation adjustment	(219.7)	—	(219.7)
Pension and postretirement adjustment before reclassifications	1.4	(0.5)	0.9
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(0.8)	0.3	(0.5)
Pension and postretirement adjustment	0.6	(0.2)	0.4
Total other comprehensive loss	$(219.1)	$(0.2)	$(219.3)

	Before Tax	Tax (Expense) Benefit	After Tax
For the Six Months Ended June 30, 2023
Foreign currency translation adjustment attributable to Verisk	$74.7	$—	$74.7
Foreign currency translation adjustment attributable to noncontrolling interests	(0.1)	—	(0.1)
Cumulative translation adjustment recognized upon deconsolidation of the Energy business	700.6	—	700.6
Foreign currency translation adjustment	775.2	—	775.2
Pension and postretirement adjustment before reclassifications	4.9	(1.2)	3.7
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(2.8)	0.7	(2.1)
Pension and postretirement adjustment	2.1	(0.5)	1.6
Total other comprehensive gain	$777.3	$(0.5)	$776.8
For the Six Months Ended June 30, 2022
Foreign currency translation adjustment attributable to Verisk	$(289.8)	$—	$(289.8)
Foreign currency translation adjustment attributable to noncontrolling interests	(1.5)	—	(1.5)
Foreign currency translation adjustment	(291.3)	-	(291.3)
Pension and postretirement adjustment before reclassifications	2.7	(0.7)	2.0
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.5)	0.5	(1.0)
Pension and postretirement adjustment	1.2	(0.2)	1.0
Total other comprehensive loss	$(290.1)	$(0.2)	$(290.3)

___________

(1)

These accumulated other comprehensive loss components, before tax, are included under "Cost of revenues" and "Selling, general and administrative" in our accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 13. Pension and Postretirement Benefits for additional details).

12. Equity Compensation Plans:

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan, or our 2013 Incentive Plan. Awards under our 2021 Incentive Plan  may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of June 30, 2023, there were 13,379,717 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the six months ended  June 30, 2023 and 2022 was $114.9 million and $93.0 million, respectively.

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

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021, and 2013 Incentive Plans as of December 31, 2022 and June 30, 2023 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2022	4,023,816	$132.90	$193.3	307,575	$182.07	199,494		$195.34
Granted	205,351	$183.97		192,836	$184.94	48,486		$212.86
Dividend reinvestment	—	$—		—	$—	625		N/A
Exercised or lapsed	(1,049,105)	$108.83	$86.7	(162,662)	$179.02	(45,997)		$192.93
Canceled, expired or forfeited	(197,034)	$187.69		(20,616)	$181.58	(18,487)		$205.58
Outstanding at June 30, 2023	2,983,028	$141.26	$252.9	317,133	$185.93	184,121		$199.70
Exercisable at June 30, 2023	2,208,396	$125.45	$222.2
Exercisable at December 31, 2022	2,702,075	$110.02	$182.6
Nonvested at June 30, 2023	774,632			317,133		184,121
Expected to vest at June 30, 2023	687,630			276,302		216,330	(1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the six months ended June 30, 2023 and 2022:

	2023	2022
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	27.36%	25.29%
Risk-free interest rate	3.74%	1.47%
Expected term in years	4.0	4.2
Dividend yield	0.66%	0.60%
Weighted average grant date fair value per stock option	$47.70	$42.18

The expected term for the stock options granted was estimated based on studies of historical experience and projected exercise behavior. However, for certain awards granted, for which no historical exercise pattern exists, the expected term was estimated using the simplified method. The risk-free interest rate is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the expected term of the equity award. The volatility factor is calculated using historical daily closing prices over the most recent period commensurate with the expected term of the stock option awards. The expected dividend yield was based on our expected annual dividend rate on the date of grant.

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of our common stock as of the reporting date. Excess tax benefits from stock-based compensation were recorded as income tax benefit in our condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 5.97 years and 5.14 years for the outstanding and exercisable stock options, respectively, as of June 30, 2023.

For the six months ended June 30, 2023, there was $107.1 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.45 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the six months ended  June 30, 2023 and 2022, we did not grant any stock options under our U.K. Sharesave Plan. As of June 30, 2023, there were 455,404 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

Our ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount of its fair market value at the time of purchase. During the six months ended June 30, 2023 and 2022, we issued 10,356 and 15,776  shares of common stock at a weighted discounted price of $196.96 and $184.01 for the ESPP, respectively. As of  June 30, 2023, there were 1,185,538 shares of common stock reserved and available for future issuance under our ESPP.

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

The components of net periodic (benefit) cost for the three and six months ended June 30, 2023 and 2022 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$4.4	$3.5	$—	$0.1
Expected return on plan assets	(6.0)	(7.6)	—	(0.1)
Amortization of prior service cost	0.1	—	—	—
Amortization of net actuarial loss	1.2	0.7	—	0.1
Net periodic (benefit) cost	$(0.3)	$(3.4)	$—	$0.1
Employer contributions, net	$0.3	$0.2	$0.2	$0.4

	Pension Plan and SERP		Postretirement Plan
	For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$8.7	$6.3	$—	$0.2
Expected return on plan assets	(12.2)	(15.8)	—	(0.2)
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net actuarial loss	2.7	1.2	—	0.2
Net periodic (benefit) cost	$(0.7)	$(8.2)	$—	$0.2
Employer contributions, net	$1.3	$0.4	$0.8	$0.7

The expected contributions to the Pension Plan, SERP, and Postretirement Plan for the year ending  December 31, 2023 are consistent with the amounts previously disclosed as of December 31, 2022.

14. Segment Reporting:

ASC 280-10, Disclosures About Segments of an Enterprise and Related Information (“ASC 280-10”), establishes standards for reporting information about operating segments. ASC 280-10 requires that a public business enterprise reports financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our President and Chief Executive Officer ("CEO") is identified as the CODM as defined by ASC 280-10.

Each of the reportable segments, Insurance, Energy and Specialized Markets, and Financial Services, has a portion of its revenue from more than one of the three revenue types described within our revenue recognition policy. Below is the overview of the solutions offered within each reportable segment.

Insurance: We are the leading provider of statistical, actuarial, and underwriting data for the U.S. P&C insurance industry. Our databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants, and fire suppression capabilities of municipalities. We use this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies, which are accessed via a hosted platform. We also develop solutions that our customers use to analyze key processes in managing risk. Our combination of algorithms and analytic methods incorporates our proprietary data to generate solutions. We also help businesses and governments better anticipate and manage climate and weather-related risks. In most cases, our customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes to earthquakes. We develop catastrophe and extreme event models and offer solutions covering natural and man-made risks, including acts of terrorism. We further develop solutions that allow customers to quantify costs after loss events occur. Our multitier, multispectral terrestrial imagery and data acquisition, processing, analytics, and distribution system using the remote sensing and machine learning technologies help gather, store, process, and deliver geographic and spatially referenced information that supports uses in many markets. Additionally, we offer fraud-detection solutions including review of data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sector. Our underwriting, insurance anti-fraud claims, catastrophe modeling, and loss quantification solutions are included in this segment.

Energy and Specialized Markets: This segment was comprised of our Energy business and Specialized Markets business. On March 11, 2022, we completed the sale of 3E Company Environmental, Ecological and Engineering, which made up the Specialized Markets within this segment. Subsequently, on October 28, 2022, we entered into an equity purchase agreement to sell our Energy business. We determined that the sale of our Energy business met the “discontinued operations” criteria in accordance with ASC 205-20 in the fourth quarter of 2022 due to its relative size and strategic rationale. On  February 1, 2023, we completed the sale of our Energy business, which made up the Energy with this "Energy and Specialized Markets" segment. Prior to the sale, we were a leading provider of data analytics via hosted platform for the global energy, chemicals, and metals and mining industries. Our research and consulting solutions focused on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support. We gathered and managed proprietary information, insight, and analysis on oil and gas fields, mines, refineries, and other assets across the interconnected global energy sectors to advise customers in making asset investment and portfolio allocation decisions. Our analytical tools measured and observed environmental properties and translated those measurements into actionable information based on customer needs. In addition, we provided market and cost intelligence to energy companies to optimize financial results. We further offered a suite of data and information services that enable improved compliance with global Environmental Health and Safety requirements related to the safe manufacturing, distribution, transportation, usage, and disposal of chemicals and products.

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

 As of February 1, 2023, we have determined that we have one operating segment and one reportable segment, Insurance, on a prospective basis. The segment is based on financial information that is utilized by the Company’s CODM, who is the Company’s CEO, to assess performance and allocate resources on a consolidated basis. We have included the results of our disposed of segments below for comparability purposes. We use EBITDA as the profitability measure for making decisions regarding ongoing operations. EBITDA is net income before interest expense, provision for income taxes, depreciation and amortization of fixed and intangible assets. EBITDA is the measure of operating results used to assess corporate performance and optimal utilization of debt and acquisitions. Operating expenses consist of direct and indirect costs principally related to personnel, facilities, software license fees, consulting, travel, and third-party information services. We do not allocate interest expense and provision for income taxes, since these items are not considered in evaluating the segment’s overall operating performance. In addition, our CODM does not evaluate the financial performance of each segment based on assets. See Note 6. Revenues for information on disaggregated revenues by type of service and by country.

The following tables provide our revenue and EBITDA by reportable segment for the three and six months ended June 30, 2023 and 2022, and the reconciliation of EBITDA to income before income taxes as shown in our accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	June 30, 2023			June 30, 2022
	Insurance	Energy and Specialized Markets	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$675.0	$—	$675.0	$610.0	$—	$2.8	$612.8
Expenses:
Cost of revenues (exclusive of items shown separately below)	(216.9)	—	(216.9)	(190.7)	(2.8)	(2.0)	(195.5)
Selling, general and administrative	(86.8)	—	(86.8)	(86.9)	(9.5)	0.1	(96.3)
Other operating income (loss)	—	—	—	—	2.6	(18.2)	(15.6)
Investment (loss) income	(6.2)	—	(6.2)	(0.8)	0.1	(0.2)	(0.9)
EBITDA from discontinued operations of the Energy business	—	(8.4)	(8.4)	—	59.0	—	59.0
EBITDA	$365.1	$(8.4)	356.7	$331.6	$49.4	$(17.5)	363.5
EBITDA from discontinued operations of the Energy business			8.4				(59.0)
Depreciation and amortization of fixed assets			(46.5)				(39.5)
Amortization of intangible assets			(18.8)				(18.3)
Interest expense			(31.6)				(31.9)
Income before income taxes			$268.2				$214.8

	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Insurance	Energy and Specialized Markets	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$1,326.6	$—	$1,326.6	$1,196.4	$22.4	$37.6	$1,256.4
Expenses:
Cost of revenues (exclusive of items shown separately below)	(433.1)	—	(433.1)	(384.5)	(16.1)	(23.6)	(424.2)
Selling, general and administrative	(165.8)	—	(165.8)	(176.9)	(20.1)	(7.2)	(204.2)
Other operating income (loss)	—	—	—	—	453.4	(91.9)	361.5
Investment loss	(7.3)	—	(7.3)	(1.9)	(0.7)	(0.2)	(2.8)
EBITDA from discontinued operations of the Energy business	—	(145.3)	(145.3)	—	113.1	—	113.1
EBITDA	$720.4	$(145.3)	575.1	$633.1	$552.0	$(85.3)	1,099.8
EBITDA from discontinued operations of the Energy business			145.3				(113.1)
Depreciation and amortization of fixed assets			(91.1)				(79.6)
Amortization of intangible assets			(36.5)				(39.5)
Interest expense			(58.0)				(63.2)
Income before income taxes			$534.8				$804.4

Long-lived assets by country are provided below:

	June 30, 2023	December 31, 2022
Long-lived assets:
U.S.	$2,356.0	$2,876.5
U.K.	606.5	2,428.9
Other countries	498.4	730.6
Total long-lived assets	$3,460.9	$6,036.0

15. Related Parties:

We consider our stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. For the six months ended June 30, 2023 and 2022, we had no material transactions with related parties owning more than 5.0% of the entire class of stock.

16. Commitments and Contingencies:

ERISA Litigation

On September 24, 2020, former employees Jillyn Peterson, Gabe Hare, Robert Heynen and Adam Krajewski ("Plaintiffs"), filed suit in the United States District Court, District of New Jersey (No. 2:20-cv-13223-CCC-MF) against Defendants Insurance Services Office Inc. ("ISO"), the Plan Administration Committee of Insurance Services Office Inc. and its members ("Committee Defendants"), and the Trust Investment Committee of Insurance Services Office Inc. and its members. The class action complaint alleges violations of the Employee Retirement Income Security Act, as amended ("ERISA"). The class is defined as all persons who were participants in or beneficiaries of the ISO 401(k) Savings and Employee Stock Ownership Plan ("Plan"), at any time between September 24, 2014 through the date of judgment. The complaint alleges that all defendants are fiduciaries with respect to the Plan. Plaintiffs challenge the amount of fees paid by Plan participants to maintain the investment funds in the plan portfolio and the amount of recordkeeper fees paid by participants. Plaintiffs allege that by permitting the payment of excessive fees, the Committee Defendants breached their ERISA duties of prudence and loyalty. Plaintiffs further allege that ISO breached its ERISA duty by failing to monitor the Committee Defendants who they allege committed known breaches of their fiduciary duties. The complaint does not specify damages but alleges the fiduciary breaches cost Plan participants millions of dollars. Defendants filed their motion to dismiss the complaint on January 12, 2021, which the court partially denied on April 13, 2021. Fact discovery has been completed. The court stayed the litigation pending the outcome of the parties’ mediation, but the stay was lifted on May 5, 2023. Expert discovery has begun. The parties will continue to engage in mediation during this process. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

Financial Services Government Inquiry

We continue to cooperate with a civil inquiry by the Department of Justice ("DOJ") related to government contracts within our former Financial Services segment, which was sold to TransUnion in April 2022. In addition, in March 2022, we were informed that the SEC is conducting an inquiry related to certain contracts of our former Financial Services segment. Under the stock purchase agreement we entered into with TransUnion pursuant to which TransUnion acquired our former Financial Services segment, we agreed to indemnify TransUnion for certain losses with respect to the inquiries. We are engaged in ongoing discussions regarding potential resolution of the inquiry by the DOJ. There can be no assurance that these discussions and continuing engagement will lead to resolution of the matter and we cannot anticipate the timing, outcome or possible impact of the inquiries, including any potential material adverse financial impacts or otherwise.

Data Privacy Litigation

On June 16, 2023, Plaintiff James Miller filed a putative class action lawsuit in the United States District Court, District of California, titled Miller v. Pentagon Federal Credit Union, Verisk Analytics, Inc. and Lead Intelligence, Inc. (Case No. 2:23-cv-04785), for violation of the California Invasion of Privacy Act (“CIPA”) and the California Constitution. Plaintiff alleges that Defendants recorded visitors’ electronic communications on PenFed’s website without their consent. Plaintiff seeks to certify a class of California residents who visited penfed.org and provided personal information on the website’s forms to receive a quote, apply for a loan or other financial services. He alleges that the aggregate claims of all members of the proposed class exceeds $5.0 million. Plaintiff seeks compensatory, statutory, or punitive damages or restitution, as well as reasonable attorneys’ fees and other costs, and an order entering appropriate injective relief. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

On January 30, 2023, Plaintiffs Justin Ahringer and Michael Donner filed a putative class action lawsuit in the United States District Court, Central District of California, titled Ahringer et al. v. LoanDepot, Inc. and Verisk Analytics, Inc. d/b/a Jornaya, Case No.: 8:23-cv-00186. Plaintiffs assert violations of California’s Invasion of Privacy Act, Unfair Competition Law, and a violation of class members’ privacy rights under the California Constitution. Plaintiffs allege that the Defendants recorded visitors’ electronic communications without their consent. Plaintiffs seek to certify a nationwide class of individuals who visited LoanDepot.com and provided personal information on the website’s forms to receive a quote or apply for a loan. They allege that the aggregate claims of all members of the proposed class exceeds $5.0 million. Plaintiffs seek compensatory, statutory or punitive damages or restitution, as well as reasonable attorney’s fees and other costs. We filed a motion to dismiss Plaintiffs’ claims on April 13, 2023. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

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

Our reportable segments have historically been Insurance, Energy and Specialized Markets, and Financial Services. On March 11, 2022 and April 8, 2022, we sold both our environmental health and safety business, which represented the “Specialized Markets” in our Energy and Specialized Markets segment, and our Financial Services segment, respectively. We assessed the sale of our environmental health and safety business and Financial Services segment per the guidance in ASC 205-20, and determined that the transactions did not qualify as discontinued operations. On February 1, 2023, we completed the sale of our Energy business. The Energy business was classified as discontinued operations per the guidance in ASC 205-20 in the fourth quarter of 2022, as we determined that this transaction represents a strategic shift that had a major effect on our operations and financial results. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations and assets and liabilities held for sale for all periods presented. See Note 7. Dispositions and Discontinued Operations for further discussion.

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

Revenues

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. For the six months ended June 30, 2023 and 2022, approximately 80% and 81% of our insurance revenues were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the six months ended June 30, 2023 and 2022, approximately 20% and 19% of our insurance revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 61% and 60% of our total operating expenses (excluding gains/losses related to dispositions) for the six months ended June 30, 2023 and 2022, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2023	2022	Change	2023	2022	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$675.0	$610.0	10.6%	$1,326.6	$1,196.4	10.9%
Energy and Specialized Markets	—	—	—%	—	22.4	(100.0)%
Financial Services	—	2.8	(100.0)%	—	37.6	(100.0)%
Revenues	675.0	612.8	10.1%	1,326.6	1,256.4	5.6%
Operating expenses (income):
Cost of revenues (exclusive of items shown separately below)	216.9	195.5	10.9%	433.1	424.2	2.1%
Selling, general and administrative	86.8	96.3	(9.9)%	165.8	204.2	(18.8)%
Depreciation and amortization of fixed assets	46.5	39.5	17.7%	91.1	79.6	14.4%
Amortization of intangible assets	18.8	18.3	2.7%	36.5	39.5	(7.6)%
Other operating loss (income), net	—	15.6	(100.0)%	—	(361.5)	(100.0)%
Total operating expenses, net	369.0	365.2	1.0%	726.5	386.0	88.2%
Operating income	306.0	247.6	23.6%	600.1	870.4	(31.1)%
Other expense:
Investment loss	(6.2)	(0.9)	588.9%	(7.3)	(2.8)	160.7%
Interest expense, net	(31.6)	(31.9)	(0.9)%	(58.0)	(63.2)	(8.2)%
Total other expense, net	(37.8)	(32.8)	15.2%	(65.3)	(66.0)	(1.1)%
Income from continuing operations before income taxes	268.2	214.8	24.9%	534.8	804.4	(33.5)%
Provision for income taxes	(63.9)	(41.2)	55.1%	(136.1)	(143.8)	(5.4)%
Income from continuing operations	204.3	173.6	17.7%	398.7	660.6	(39.6)%
(Loss) income from discontinued operations net of tax benefit (expense) of $0.9, $(3.1), $(0.2), and $(5.5), respectively (Note 7)	(7.5)	24.2	(131.0)%	(145.5)	43.0	(438.4)%
Net income	196.8	197.8	(0.5)%	253.2	703.6	(64.0)%
Less: Net loss (income) attributable to noncontrolling interests	0.1	(0.1)	(200.0)%	—	(0.2)	(100.0)%
Net income attributable to Verisk	$196.9	$197.7	(0.4)%	$253.2	$703.4	(64.0)%
Basic net income per share attributable to Verisk:
Income from continuing operations	$1.41	$1.10	28.2%	$2.69	$4.14	(35.0)%
(Loss) income from discontinued operations	(0.05)	0.15	(133.3)%	(0.98)	0.27	(463.0)%
Basic net income per share attributable to Verisk:	$1.36	$1.25	8.8%	$1.71	$4.41	(61.2)%
Diluted net income per share attributable to Verisk:
Income from continuing operations	$1.41	$1.09	29.4%	$2.67	$4.12	(35.2)%
(Loss) income from discontinued operations	$(0.06)	$0.15	(140.0)%	$(0.97)	$0.27	(459.3)%
Diluted net income per share attributable to Verisk:	$1.35	$1.24	8.9%	$1.70	$4.39	(61.3)%
Cash dividends declared per share (1):	$0.34	$0.31	9.7%	$0.68	$0.62	9.7%
Weighted average shares outstanding:
Basic	144,834,494	157,972,755	(8.3)%	148,433,375	159,326,855	(6.8)%
Diluted	145,500,121	159,123,563	(8.6)%	149,104,720	160,381,090	(7.0)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA:
Insurance	$365.1	$331.6	10.1%	$720.4	$633.1	13.8%
Energy and Specialized Markets	—	(9.6)	(100.0)%	—	438.9	(100.0)%
Financial Services	—	(17.5)	(100.0)%	—	(85.3)	(100.0)%
EBITDA(2)	$365.1	$304.5	19.9%	$720.4	$986.7	(27.0)%
The following is a reconciliation of net income to EBITDA:
Net income	$196.8	$197.8	(0.5)%	$253.2	$703.6	(64.0)%
(Loss) income from discontinued operations net of tax benefit (expense) of $0.9, $(3.1), $(0.2), and $(5.5), respectively (Note 7)	(7.5)	24.2	(131.0)%	(145.5)	43.0	(438.4)%
Income from continuing operations	204.3	173.6	17.7%	398.7	660.6	(39.6)%
Depreciation and amortization of fixed assets and intangible assets	65.3	57.8	13.0%	127.6	119.1	7.1%
Interest expense	31.6	31.9	(0.9)%	58.0	63.2	(8.2)%
Provision for income taxes	63.9	41.2	55.1%	136.1	143.8	(5.4)%
EBITDA	$365.1	$304.5	19.9%	$720.4	$986.7	(27.0)%

(1)

Cash dividends declared per share is calculated by the aggregate cash dividends declared in a fiscal quarter divided by the shares issued and outstanding. See Note 11. of our condensed consolidated financial statements included in this interim report on Form 10-Q.

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

Consolidated Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues

Revenues were $675.0 million for the three months ended June 30, 2023 compared to $612.8 million for the three months ended June 30, 2022, an increase of $62.2 million or 10.1%. The growth in our consolidated revenues was partially offset by the sale of our Financial Services segment, which did not qualify as discontinued operations and as a result, its prior year revenues of $2.8 million was included in our consolidated results. Our recent acquisitions (Morning Data Limited ("Morning Data") within the underwriting category of our Insurance segment, and Pruvan Inc. ("Pruvan"), Mavera Holding AB ("Mavera"), and Krug Sachverständigen GmbH ("Krug"), within the claims category of the Insurance segment) increased revenues by $5.7 million, while the remaining Insurance revenues increased $59.3 million or 9.7%.

	Three Months Ended June 30,		Percentage	Percentage change excluding
	2023	2022	change	recent acquisitions and dispositions
	(in millions)
Insurance	$675.0	$610.0	10.6%	9.7%
Financial Services	—	2.8	(100.0)%	N/A
Total Revenues	$675.0	$612.8	10.1%	9.7%

Cost of Revenues

Cost of revenues was $216.9 million for the three months ended June 30, 2023 compared to $195.5 million for the three months ended June 30, 2022, an increase of $21.4 million or 10.9%. Our recent acquisitions accounted for an increase of $7.1 million in cost of revenues, partially offset by recent dispositions of $4.8 million. The remaining increase related to Insurance of $19.1 million or 9.9% was primarily due to increases in salaries and employee benefits of $12.2 million, rent expense of $3.4 million, data costs of $0.8 million, travel expenses of $0.5 million, and other operating costs of $2.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $86.8 million for the three months ended June 30, 2023 compared to $96.3 million for the three months ended June 30, 2022, a decrease of $9.5 million or 9.9%. Our recent dispositions accounted for a decrease of $9.4 million in selling, general and administrative expenses, partially offset by recent acquisitions of $6.5 million, resulting in a net decrease of $2.9 million. In addition, our acquisition-related costs (earn-outs) accounted for a decrease of $7.0 million. These decreases were offset by an increase related to Insurance of $0.4 million or 0.5% and was primarily due to increases in professional consulting costs of $0.8 million, travel expenses of $0.8 million, and other operating costs of $0.2 million, partially offset by decreases in information technology expenses of $0.8 million, and salaries and employee benefits of $0.6 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $46.5 million for the three months ended June 30, 2023 compared to $39.5 million for the three months ended June 30, 2022, an increase of $7.0 million or 17.7%. The increase was primarily driven by assets being placed into service to support data capacity expansion and revenue growth.

Amortization of Intangible Assets

Amortization of intangible assets was $18.8 million for the three months ended June 30, 2023 compared to $18.3 million for the three months ended June 30, 2022, an increase of $0.5 million or 2.7%. The increase was due to our recent acquisitions of $1.1 million, partially offset by intangible assets that were fully amortized of $0.6 million.

Other Operating loss (income), net

Other operating loss (income), net was $0.0 million for the three months ended June 30, 2023 compared to $15.6 million for the three months ended June 30, 2022. The decrease was primarily driven by the loss from the sale of our Financial Service segment.

Investment Loss

Investment loss was $6.2 million for the three months ended June 30, 2023 compared to a loss of $0.9 million for the three months ended June 30, 2022, an increase of $5.3 million. The increase was primarily due to the impairment of cost-based investments.

Interest Expense, net

Interest expense, net was $31.6 million for the three months ended June 30, 2023 compared to $31.9 million for the three months ended June 30, 2022, a decrease of $0.3 million or 0.9%. The decrease in interest expense was primarily due to the paydown of our outstanding borrowings on our Syndicated Revolving and Bilateral credit facilities, and an increase in interest income of $0.8 million, partially offset by interest expense related to the issuance of our 2033 Senior Notes.

Provision for Income Taxes

The provision for income taxes was $63.9 million for the three months ended June 30, 2023 compared to $41.2 million for the three months ended June 30, 2022, an increase of $22.7 million or 55.0%. The effective tax rate was 23.8% for the three months ended June 30, 2023 compared to 19.2% for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 was higher than the effective tax rate for the three months ended June 30, 2022 primarily due to the lower tax benefits from equity compensation in the current period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin from Continuing Operations

The net income margin from continuing operations was 30.3% for the three months ended June 30, 2023 compared to 28.3% for the three months ended June 30, 2022. The increase in net income margin was primarily driven by top line revenue growth and cost discipline.

EBITDA Margin [1]

EBITDA was $365.1 million for the three months ended June 30, 2023 compared to $304.5 million for the three months ended June 30, 2022. The EBITDA margin for our consolidated results was 54.1% for the three months ended June 30, 2023 compared to 49.7% for the three months ended June 30, 2022. The increase in EBITDA margin was primarily due to the disposition of our Specialized Markets business and Financial Services segment, which did not qualify as discontinued operations and as a result, its prior year EBITDA loss of $27.1 million was included.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented in the table below on p. 36.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues

Revenues were $1,326.6 million for the six months ended June 30, 2023 compared to $1,256.4 million for the six months ended June 30, 2022, an increase of $70.2 million or 5.6%. Our growth in our consolidated revenues was partially offset by the sale of our environmental health and safety business and Financial Services segment, both of which did not qualify as discontinued operations and as a result, their prior year revenues of $60.0 million were included in our consolidated results. Our recent acquisitions (Morning Data within the underwriting category of our Insurance segment, and Pruvan, Mavera, and Krug, within the claims category of the Insurance segment) increased revenues by $18.5 million, while the remaining Insurance revenues increased $111.7 million or 9.4%. Our specialized market business was sold in March 2022; and our Energy business, which qualified for discontinued operations in the fourth quarter of 2022, was subsequently sold in February 2023. Our Financial Services segment was sold in April 2022. Our Energy and Specialized Markets and Financial Services segments did not have revenues from continuing operations in 2023.

	Six Months Ended June 30,		Percentage	Percentage change excluding
	2023	2022	change	recent acquisitions and dispositions
	(in millions)
Insurance	$1,326.6	$1,196.4	10.9%	9.4%
Energy and Specialized Markets	—	22.4	(100.0)%	N/A
Financial Services	—	37.6	(100.0)%	N/A
Total Revenues	$1,326.6	$1,256.4	5.6%	9.4%

Cost of Revenues

Cost of revenues was $433.1 million for the six months ended June 30, 2023 compared to $424.2 million for the six months ended June 30, 2022, an increase of $8.9 million or 2.1%. Our recent acquisitions accounted for an increase of $15.1 million, offset by our recent dispositions, which accounted for a decrease of $39.7 million, reflecting a net decrease of $24.6 million in cost of revenues. This net decrease was offset by the increase related to Insurance of $33.5 million or 8.7% primarily due to increases in salaries and employee benefits of $22.2 million, rent expense of $5.3 million, travel expenses of $2.2 million, data costs of $0.4 million, and other operating costs of $4.6 million; partially offset by a decrease in information technology expenses of $1.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $165.8 million for the six months ended June 30, 2023 compared to $204.2 million for the six months ended June 30, 2022, a decrease of $38.4 million or 18.8%. Our recent dispositions accounted for a decrease of $27.3 million, partially offset by  recent acquisitions of $18.0 million. Our acquisition-related costs (earn-outs) accounted for a decrease of $22.0 million. The remaining decrease related to Insurance of $7.1 million or 3.8% was primarily due to decreases in professional consulting costs of $4.6 million, salaries and employee benefits of $2.4 million, information technology expenses of $1.2 million, and other operating expenses of $1.7 million; partially offset by an increase in travel expenses of $2.8 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $91.1 million for the six months ended June 30, 2023 compared to $79.6 million for the six months ended June 30, 2022, an increase of $11.5 million or 14.4%. The increase was primarily driven by $13.7 million attributed to assets placed into service to support data capacity expansion and revenue growth, partially offset by recent dispositions of $2.2 million.

Amortization of Intangible Assets

Amortization of intangible assets was $36.5 million for the six months ended June 30, 2023 compared to $39.5 million for the six months ended June 30, 2022, a decrease of $3.0 million or 7.6%. The decrease was primarily driven by recent dispositions of $3.3 million and intangible assets that were fully amortized, partially offset by an increase due to our recent acquisitions of $1.1 million.

Other Operating loss (income), net

Other operating loss (income), net was $0.0 million for the six months ended June 30, 2023 compared to $361.5 million for the six months ended June 30, 2022. The decrease was primarily driven by the net gain from the sale of our environmental health and safety business and Financial Services segment.

Investment Loss

Investment loss was $7.3 million for the six months ended June 30, 2023 compared to $2.8 million for the six months ended June 30, 2022, an increase of $4.5 million. The increase was primarily due to the impairment of cost-based investments.

Interest Expense, net

Interest expense, net was $58.0 million for the six months ended June 30, 2023 compared to $63.2 million for the six months ended June 30, 2022, a decrease of $5.2 million or 8.2%. The decrease in interest expense was primarily due to the paydown of our outstanding borrowings on our Syndicated Revolving and Bilateral credit facilities, and an increase in interest income of $8.2 million, partially offset by interest expense related to the issuance of our 2033 Senior Notes.

Provision for Income Taxes

The provision for income taxes was $136.1 million for the six months ended June 30, 2023 compared to $143.8 million for the six months ended June 30, 2022, a decrease of $7.7 million or 5.4%. The effective tax rate was 25.4% for the six months ended June 30, 2023 compared to 17.9% for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was higher than the effective tax rate for the six months ended June 30, 2022 primarily due to a 2022 tax rate benefit in connection with the sale of our environmental health and safety business for which a benefit was recognized for the difference between book and tax basis of our investment. In addition, the tax rate for the six months ended June 30, 2023 was higher than the prior period due to tax charges incurred in structuring the Energy sale completed in the first quarter. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin from Continuing Operations

The net income margin from continuing operations was 30.1% for the six months ended June 30, 2023 compared to 52.6% for the six months ended June 30, 2022. The decrease in net income margin was primarily driven by the net gain from the sale of our recent dispositions in the prior year.

EBITDA Margin [1]

EBITDA was $720.4 million for the six months ended June 30, 2023 compared to $986.7 million for the six months ended June 30, 2022. The EBITDA margin for our consolidated results was 54.3% for the six months ended June 30, 2023 compared to 78.5% for the six months ended June 30, 2022. The decrease in EBITDA margin was primarily driven by the net gain from our recent dispositions in the prior year.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Total	Total	Total	Total
Net income	$196.8	$197.8	$253.2	$703.6
Less: Income from discontinued operations	7.5	(24.2)	145.5	(43.0)
Income from continuing operations	204.3	173.6	398.7	660.6
Depreciation and amortization of fixed assets	46.5	39.5	91.1	79.6
Amortization of intangible assets	18.8	18.3	36.5	39.5
Interest expense	31.6	31.9	58.0	63.2
Provision for income taxes	63.9	41.2	136.1	143.8
EBITDA	$365.1	$304.5	$720.4	$986.7
Revenue	$675.0	$612.8	$1,326.6	$1,256.4
EBITDA Margin	54.1%	49.7%	54.3%	78.5%

Results of Operations by Segment

Insurance

Revenues

Revenues for our Insurance segment were $675.0 million for the three months ended June 30, 2023, compared to $610.0 million for the three months ended June 30, 2022, an increase of $65.0 million or 10.6%. Our underwriting revenue increased $40.3 million or 9.2%. Our claims revenue increased $24.7 million or 14.4%.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,		Percentage	Percentage change excluding
	2023	2022	change	recent acquisitions
	(in millions)
Underwriting	$478.1	$437.8	9.2%	9.1%
Claims	196.9	172.2	14.4%	11.2%
Total Insurance	$675.0	$610.0	10.6%	9.7%

Our recent acquisitions (Morning Data within the underwriting category of our Insurance segment, and Pruvan, Mavera, and Krug, within the claims category of the Insurance segment) contributed net revenues of $5.7 million, while the remaining Insurance revenues increased $59.3 million or 9.7%. Our underwriting revenue increased $40.0 million or 9.1%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our  forms, rules and lost cost services as well as selling expanded solutions to new and existing customers within underwriting data solutions. In addition, extreme events and life solutions contributed to the growth. Our claims revenue increased $19.3 million or 11.2%, primarily due to growth in our property estimating solutions revenue, anti-fraud solutions revenue and international revenues.

Revenues for our Insurance segment were $1,326.6 million for the six months ended June 30, 2023, compared to $1,196.4 million for the six months ended June 30, 2022, an increase of $130.2 million or 10.9%. Our underwriting revenue increased $84.8 million or 9.9%. Our claims revenue increased $45.4 million or 13.3%.

Our revenue by category for the periods presented is set forth below:

	Six Months Ended June 30,		Percentage	Percentage change excluding
	2023	2022	change	recent acquisitions
	(in millions)
Underwriting	$938.6	$853.8	9.9%	8.8%
Claims	388.0	342.6	13.3%	11.0%
Total Insurance	$1,326.6	$1,196.4	10.9%	9.4%

Our recent acquisitions (Morning Data within the underwriting category of our Insurance segment, Pruvan, Mavera, and Krug, within the claims category of the Insurance segment) contributed net revenues of $18.5 million, while the remaining Insurance revenues increased $111.7 million or 9.4%. Our underwriting revenue increased $74.1 million or 8.8%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our forms, rules and lost cost services as well as selling expanded solutions to new and existing customers within underwriting data solutions. In addition, extreme events and life solutions contributed to the growth. Our claims revenue increased $37.6 million or 11.0%, primarily due to growth in our property estimating solutions revenue, anti-fraud solutions revenue and international revenues.

Cost of Revenues

Cost of revenues for our Insurance segment was $216.9 million for the three months ended June 30, 2023 compared to $190.7 million for the three months ended June 30, 2022, an increase of $26.2 million or 13.7%. Our recent acquisitions within the Insurance segment represented an increase of $7.1 million. The remaining cost of revenues increased $19.1 million or 9.9% primarily due to increases in salaries and employee benefits of $12.2 million, rent expense of $3.4 million, data costs of $0.8 million, travel expenses of $0.5 million, and other operating costs of $2.2 million.

Cost of revenues for our Insurance segment was $433.1 million for the six months ended June 30, 2023 compared to $384.5 million for the six months ended June 30, 2022, an increase of $48.6 million or 12.6%. Our recent acquisitions within the Insurance segment represented an increase of $15.1 million in cost of revenues. The remaining cost of revenues increased $33.5 million or 8.7% primarily due to increases in salaries and employee benefits of $22.2 million, rent expense of $5.3 million, travel expenses of $2.2 million, data costs of $0.4 million, and other operating costs of $4.6 million. These increases were partially offset by a decrease in information technology expenses of $1.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Insurance segment were $86.8 million for the three months ended June 30, 2023, compared to $86.9 million for the three months ended June 30, 2022, a decrease of $0.1 million or 0.1%. The decrease in selling, general and administrative expenses was due to a true-up of our acquisition-related earn-out costs of $7.0 million, offset by our recent acquisitions, which accounted for an increase of $6.5 million, primarily related to salaries and employee benefits. This decrease was offset by an increase of $0.4 million or 0.5% was primarily due to increases in travel expenses of $0.8 million, professional consulting costs of $0.8 million, and other operating expense of $0.2 million, partially offset by decreases in information technology expenses of $0.8 million, and salaries and employee benefits of $0.6 million.

Selling, general and administrative expenses for our Insurance segment were $165.8 million for the six months ended June 30, 2023, compared to $176.9 million for the six months ended June 30, 2022, a decrease of $11.1 million or 6.3%. Our acquisition-related earn-out costs accounted for a decrease of $22.0 million, offset by our recent acquisitions, which accounted for an increase of $18.0 million, primarily related to salaries and employee benefits. The remaining decrease of $7.1 million or 3.8% was primarily due to decreases in professional consulting costs of $4.6 million, salaries and employee benefits of $2.4 million, information technology expenses of $1.2 million, and other operating expenses of $1.7 million, partially offset by an increase in travel expenses of $2.8 million.

Investment Loss

Investment loss was $6.2 million for the three months ended June 30, 2023 and $0.8 million for the three months ended June 30, 2022. The increase was primarily due to the impairment of cost-based investments.

Investment loss was $7.3 million for the six months ended June 30, 2023 and $1.9 million for the six months ended June 30, 2022. The increase was primarily due to the impairment of cost-based investments.

EBITDA

EBITDA for our Insurance segment was $365.1 million for the three months ended June 30, 2023 compared to $331.6 million for the three months ended June 30, 2022, an increase of $33.5 million or 10.1%. The EBITDA margin for our Insurance segment was 54.1% for the three months ended June 30, 2023 compared to 54.4% for the three months ended June 30, 2022.

EBITDA for our Insurance segment was $720.4 million for the six months ended June 30, 2023 compared to $633.1 million for the six months ended June 30, 2022, an increase of $87.3 million or 13.8%. The EBITDA margin for our Insurance segment was 54.3% for the six months ended June 30, 2023 compared to 52.9% for the six months ended June 30, 2022.

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

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents and available-for-sale securities of $311.2 million and $116.5 million, respectively. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of June 30, 2023 and December 31, 2022, a vast majority of our domestic cash and cash equivalents is with TD Bank, N.A., JPMorgan Chase N.A., and HSBC Bank USA, N.A. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the six months ended June 30, 2023 and 2022, we repurchased $2,500.0 million (inclusive of $500 million in treasury stock not yet settled) and $896.3 million, respectively, of our common stock. The repurchase of our common stock in the first quarter of 2023 was funded using the proceeds from the sale of the Energy business. For the six months ended June 30, 2023 and 2022, we also paid dividends of $98.7 million and $98.6 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $2,850.0 million and $3,740.0 million at June 30, 2023 and December 31, 2022, respectively, and we were in compliance with our financial and other covenants.

We have a $1,000.0 million Syndicated Revolving Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company. The Syndicated Revolving Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments and the Repurchase Program. As of June 30, 2023, we were in compliance with all financial and other debt covenants under the Credit Facility.

As of June 30, 2023 and December 31, 2022, the available capacity under the Syndicated Revolving Credit Facility was $995.5 million and $5.6 million, which takes into account outstanding letters of credit of $4.5 million and $4.4 million, respectively. We had $0 million and $990.0 million in loan borrowings outstanding under the Syndicated Revolving Credit Facility as of June 30, 2023 and December 31, 2022, respectively.

On April 5, 2023, we amended our committed senior unsecured Syndicated Revolving Credit Facility with Bank of America, N.A. The Amendment does not change the current borrowing capacity of $1,000.0 million, but does extend the maturity date to April 5, 2028. Borrowing under the Amendment is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon the public debt rating.

We also maintain a $125.0 million Bilateral Term Loan Facility and a $275.0 million Bilateral Revolving Credit Facility together the ("Bilateral Credit Facilities") with maturity dates of September 9, 2023 and October 2, 2023, respectively. The Bilateral Credit Facilities carry an interest rate of 135 basis points plus the one-month BSBY and may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments and the Repurchase Program. As of June 30, 2023, we had no outstanding borrowings under our Bilateral Credit Facilities.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Percentage change	2023	2022	Percentage change
	(in millions)			(in millions)
Net cash provided by operating activities	$192.9	$130.2	48.2%	$558.2	$529.8	5.4%
Net cash (used in) provided by investing activities	$(108.3)	$424.8	(125.5)%	$2,858.8	$451.1	533.7%
Net cash provided by (used in) financing activities	$3.2	$(467.4)	(100.7)%	$(3,401.8)	$(761.0)	347.0%

Operating Activities

Net cash provided by operating activities was $192.9 million for the three months ended June 30, 2023 compared to $130.2 million for the three months ended June 30, 2022, an increase of $62.7 million or 48.2% The increase in operating cash flow was due to an increase in operating profit, and a decrease of $75.2 million in cash taxes paid. The decrease in tax payments was primarily related to the non-recurring gain on the disposition of 3E in the prior year, offset by an increase in taxable income in the second quarter of 2023. The operating cash flows for the prior year has not been adjusted to separately disclose the cash flows related to discontinued operations.

Net cash provided by operating activities was $558.2 million for the six months ended June 30, 2023 compared to $529.8 million for the six months ended June 30, 2022, an increase of $28.4 million or 5.4%. Our operating cash flow increased due to lower cash tax payments in the current year, partially offset by a reduction in operating cash flows due to the disposition of our Energy and Specialized Markets and Financial Services segments. The decrease in tax payments of $76.9 million was primarily related to the non-recurring gain on the disposition of 3E in the prior year, offset by an increase in taxable income in the second quarter of 2023.

Investing Activities

Net cash used in investing activities of $108.3 million for the three months ended June 30, 2023 was primarily related to acquisitions and a purchase of an additional controlling interest of $46.1 million, and capital expenditures of $58.2 million. Net cash provided by investing activities of $424.8 million for the three months ended June 30, 2022 was primarily related to the $498.3 million in proceeds from the sale of our Verisk Financial Services segment, partially offset by capital expenditures of $69.2 million.

Net cash provided by investing activities of $2,858.8 million for the six months ended June 30, 2023 was primarily related to proceeds from the sale of our Energy business of $3,066.4 million, partially offset by acquisitions and a purchase of an additional controlling interest of $83.3 million and capital expenditures of $119.4 million. Net cash provided by investing activities of $451.1 million for the six months ended June 30, 2022 was primarily related to the $1,073.3 million in proceeds from the sale of 3E and Verisk Financial Services segment; partially offset by acquisitions, including escrow funding associated with the acquisitions, of $451.2 million, capital expenditures of $129.2 million, and investments in nonpublic companies of $41.8 million.

Financing Activities

Net cash provided by financing activities of $3.2 million for the three months ended June 30, 2023 was primarily driven by proceeds from stock options exercised of $56.5 million, partially offset by dividends paid of $49.5 million. Net cash used in financing activities of $467.4 million for the three months ended June 30, 2022 was primarily driven by repurchases of common stock of $325.0 million, repayments of debt under our Credit Facility of $160.0 million, and dividend payments of $49.2 million, partially offset by proceeds from stock options exercised of $77.2 million.

Net cash used in financing activities of $3,401.8 million for the six months ended June 30, 2023 was primarily driven by the funding of a $2,500.0 million accelerated share repurchase program, repayments of debt under our revolving credit and bilateral credit facilities of $1,390.0 million, and dividend payments of $98.7 million, partially offset by the proceeds from the issuance of our 2033 Senior Notes of $495.2 million, and proceeds from stock options exercised of $114.9 million. Net cash used in financing activities of $761.0 million for the six months ended June 30, 2022 was primarily driven by repurchases of common stock of $896.3 million, net share settlements of taxes on restricted stock of $20.0 million, and dividend payments of $98.6 million, partially offset by proceeds under our term loan facility of $125.0 million, proceeds of stock options exercised of $93.0 million, and proceeds, net of repayments, of debt under our Credit Facility of $40.0 million.

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

Market risks at June 30, 2023 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2023.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 16 to our condensed consolidated financial statements for the six months ended June 30, 2023 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2023, as supplemented by the information provided under the heading "Risk Factors" in our Form 10-Q for the quarter ended March 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. As of June 30, 2023, we had $941.3 million available, pursuant to an existing board authorization, to repurchase shares, inclusive of the $3.0 billion authorization which became effective as of the closing of the sale of our Energy business on February 1, 2023. We did not have any share repurchases during the quarter.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Fifth Amendment to Second Amended and Restated Credit Agreement dated as of April 5, 2023 among Verisk Analytics, Inc., as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 5, 2023.
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: August 2, 2023	By:	/s/ Elizabeth D. Mann
Elizabeth D. Mann
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)