Form 10-Q
period 2023-09-30
Verisk Analytics, Inc.
filed 2023-11-01
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of  October 27, 2023, there were 144,986,558 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022
	(in millions, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$416.8	$112.5
Accounts receivable, net of allowance for doubtful accounts of $16.1 and $14.3, respectively	353.4	290.1
Prepaid expenses	89.8	83.7
Income taxes receivable	16.6	44.2
Other current assets	51.6	32.0
Current assets held-for-sale	—	362.6
Total current assets	928.2	925.1
Noncurrent assets:
Fixed assets, net	611.7	541.5
Operating lease right-of-use assets, net	190.8	182.0
Intangible assets, net	481.5	504.8
Goodwill	1,731.8	1,676.0
Deferred income tax assets	32.0	31.7
Other noncurrent assets	387.9	371.4
Noncurrent assets held-for-sale	—	2,728.6
Total assets	$4,363.9	$6,961.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$300.9	$292.8
Short-term debt and current portion of long-term debt	12.4	1,392.9
Deferred revenues	423.8	321.7
Operating lease liabilities	43.9	29.5
Income taxes payable	3.1	—
Current liabilities held-for-sale	—	282.3
Total current liabilities	784.1	2,319.2
Noncurrent liabilities:
Long-term debt	2,854.4	2,343.2
Deferred income tax liabilities	129.2	145.6
Operating lease liabilities	184.6	189.9
Other noncurrent liabilities	16.4	17.9
Noncurrent liabilities held-for-sale	—	177.6
Total liabilities	3,968.7	5,193.4
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 144,965,254 and 154,701,136 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,396.2	2,720.8
Treasury stock, at cost, 399,037,784 and 389,301,902 shares, respectively	(8,319.4)	(6,239.5)
Retained earnings	6,291.8	5,999.1
Accumulated other comprehensive income (loss)	15.8	(731.2)
Total Verisk stockholders' equity	384.5	1,749.3
Noncontrolling interests	10.7	18.4
Total stockholders’ equity	395.2	1,767.7
Total liabilities and stockholders’ equity	$4,363.9	$6,961.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except for share and per share data)
Revenues	$677.6	$610.1	$2,004.2	$1,866.5
Operating expenses (income):
Cost of revenues (exclusive of items shown separately below)	217.2	195.2	650.3	619.4
Selling, general and administrative	111.6	96.5	277.4	300.7
Depreciation and amortization of fixed assets	48.1	41.5	139.2	121.1
Amortization of intangible assets	19.6	18.0	56.1	57.5
Other operating loss (income), net	—	5.3	—	(356.2)
Total operating expenses, net	396.5	356.5	1,123.0	742.5
Operating income	281.1	253.6	881.2	1,124.0
Other expense:
Investment loss	(2.0)	(0.6)	(9.3)	(3.4)
Interest expense, net	(29.4)	(34.4)	(87.4)	(97.6)
Total other expense, net	(31.4)	(35.0)	(96.7)	(101.0)
Income from continuing operations before income taxes	249.7	218.6	784.5	1,023.0
Provision for income taxes	(62.3)	(52.8)	(198.4)	(196.6)
Income from continuing operations	187.4	165.8	586.1	826.4
Income (loss) from discontinued operations net of tax expense of $0.0, $(2.9), $(0.2), and $(8.3), respectively (Note 7)	—	23.7	(145.5)	66.7
Net income	187.4	189.5	440.6	893.1
Less: Net income attributable to noncontrolling interests	—	(0.1)	—	(0.3)
Net income attributable to Verisk	$187.4	$189.4	$440.6	$892.8
Basic net income per share attributable to Verisk:
Income from continuing operations	$1.29	$1.06	$3.98	$5.21
Income (loss) from discontinued operations	—	0.15	(0.99)	0.42
Basic net income per share attributable to Verisk:	$1.29	$1.21	$2.99	$5.63
Diluted net income per share attributable to Verisk:
Income from continuing operations	$1.29	$1.05	$3.96	$5.18
Income (loss) from discontinued operations	—	0.15	(0.98)	0.41
Diluted net income per share attributable to Verisk:	$1.29	$1.20	$2.98	$5.59
Weighted-average shares outstanding:
Basic	145,011,020	156,940,608	147,292,590	158,531,439
Diluted	145,742,519	157,978,606	147,983,986	159,580,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$187.4	$189.5	$440.6	$893.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(31.8)	(234.2)	743.4	(525.5)
Pension and postretirement liability adjustment	0.8	0.3	2.4	1.3
Total other comprehensive (loss) income	(31.0)	(233.9)	745.8	(524.2)
Comprehensive income (loss)	156.4	(44.4)	1,186.4	368.9
Less: Comprehensive loss attributable to noncontrolling interests	1.0	1.2	1.0	2.5
Comprehensive income (loss) attributable to Verisk	$157.4	$(43.2)	$1,187.4	$371.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended September 30, 2023 and 2022

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, July 1, 2023	544,003,038	$0.1	$2,367.7	$(8,273.3)	$6,153.8	$45.7	$294.0	$11.8	$305.8
Net income	—	—	—	—	187.4	—	187.4	—	187.4
Other comprehensive income	—	—	—	—	—	(31.0)	(31.0)	(1.1)	(32.1)
Investment in noncontrolling interests	—	—	—	—	—	1.1	1.1	—	1.1
Common stock dividend (1)	—	—	—	—	(49.4)	—	(49.4)	—	(49.4)
Treasury stock acquired (208,422 shares)	—	—	—	(49.8)	—	—	(49.8)	—	(49.8)
Excise tax associated with share repurchases	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock options exercised (175,154 shares transferred from treasury stock)	—	—	15.6	3.7	—	—	19.3	—	19.3
RSAs lapsed (1,506 shares transferred from treasury stock)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	12.4	—	—	—	12.4	—	12.4
Net share settlement from RSAs (952 shares withheld for tax settlement)	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Other stock issuances (5,714 shares transferred from treasury stock)	—	—	0.7	0.2	—	—	0.9	—	0.9
Balance, September 30, 2023	544,003,038	$0.1	$2,396.2	$(8,319.4)	$6,291.8	$15.8	$384.5	$10.7	$395.2

Balance, July 1, 2022	544,003,038	$0.1	$2,707.1	$(5,517.4)	$5,845.5	$(683.4)	$2,351.9	$18.1	$2,370.0
Net income	—	—	—	—	189.4	—	189.4	0.1	189.5
Other comprehensive loss	—	—	—	—	—	(232.2)	(232.2)	(1.2)	(233.4)
Investment in noncontrolling interest	—	—	0.5	—	—	(0.5)	—	—	—
Common stock dividend (1)	—	—	—	—	(48.8)	—	(48.8)	—	(48.8)
Treasury stock acquired (1,603,586 shares)	—	—	—	(300.0)	—	—	(300.0)	—	(300.0)
Stock options exercised (171,481 shares transferred from treasury stock)	—	—	13.9	2.6	—	—	16.5	—	16.5
RSAs lapsed (3,061 shares transferred from treasury stock)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	11.3	—	—	—	11.3	—	11.3
Net share settlement from RSAs (2,747 shares withheld for tax settlement)	—	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Other stock issuances (13,964 shares transferred from treasury stock)	—	—	1.1	0.2	—	—	1.3	—	1.3
Balance, September 30, 2022	544,003,038	$0.1	$2,733.5	$(5,814.6)	$5,986.1	$(916.1)	$1,989.0	$17.0	$2,006.0

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Nine Months Ended September 30, 2023 and 2022

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Losses)/Income	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, January 1, 2023	544,003,038	$0.1	$2,720.8	$(6,239.5)	$5,999.1	$(731.2)	$1,749.3	$18.4	$1,767.7
Net income	—	—	—	—	440.6	—	$440.6	—	440.6
Other comprehensive income	—	—			—	745.8	745.8	(1.2)	744.6
Investment in noncontrolling interests	—	—	(3.9)		—	1.2	(2.7)	(6.5)	(9.2)
Common stock dividend (1)	—	—			(147.9)	—	(147.9)	—	(147.9)
Treasury stock acquired (11,111,210 shares)	—	—	37.5	(2,588.6)	—	—	(2,551.1)	—	(2,551.1)
Excise tax associated with share repurchases	—	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Share repurchases via accelerated share repurchase program not yet settled	—	—	(500.3)	500.3	—	—	—	—	—
Stock options exercised (1,224,259 shares transferred from treasury stock)	—	—	109.4	24.1	—	—	133.5	—	133.5
PSUs lapsed (27,771 shares transferred from treasury stock)	—	—	(0.4)	0.4	—	—	—	—	—
RSAs lapsed (101,292 shares transferred from treasury stock)	—	—	(1.7)	1.7	—	—	—	—	—
Stock-based compensation expense	—	—	46.3	—	—	—	46.3	—	46.3
Net share settlement from RSAs (76,118 shares withheld for tax settlement)	—	—	(14.0)	—	—	—	(14.0)	—	(14.0)
Other stock issuances (22,006 shares transferred from treasury stock)	—	—	2.5	0.5	—	—	3.0	—	3.0
Balance, September 30, 2023	544,003,038	$0.1	$2,396.2	$(8,319.4)	$6,291.8	$15.8	$384.5	$10.7	$395.2

Balance, January 1, 2022	544,003,038	$0.1	$2,608.7	$(4,638.1)	$5,240.4	$(394.6)	$2,816.5	$26.0	$2,842.5
Net income	—	—	—	—	892.8	—	892.8	0.3	893.1
Other comprehensive loss	—	—	—	—	—	(520.4)	(520.4)	(2.7)	(523.1)
Investment in noncontrolling interest	—	—	(0.5)	—	—	(1.1)	(1.6)	(6.6)	(8.2)
Common stock dividend (1)	—	—	—	—	(147.1)	—	(147.1)	—	(147.1)
Treasury stock acquired (6,217,296 shares)	—	—	—	(1,196.3)	—	—	(1,196.3)	—	(1,196.3)
Stock options exercised (1,205,559 shares transferred from treasury stock)	—	—	94.0	17.1	—	—	111.1	—	111.1
PSUs lapsed (49,803 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
RSAs lapsed (118,350 shares transferred from treasury stock)	—	—	(1.6)	1.6	—	—	—	—	—
Stock-based compensation expense	—	—	50.2	—	—	—	50.2	—	50.2
Net share settlement from RSAs (98,321 shares withheld for tax settlement)	—	—	(20.4)	—	—	—	(20.4)	—	(20.4)
Other stock issuances (33,963 shares transferred from treasury stock)	—	—	3.7	0.5	—	—	4.2	—	4.2
Balance, September 30, 2022	544,003,038	$0.1	$2,733.5	$(5,814.6)	$5,986.1	$(916.1)	$1,989.0	$17.0	$2,006.0

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$187.4	$189.5	$440.6	$893.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	48.1	51.7	139.2	151.1
Amortization of intangible assets	19.6	36.6	56.1	121.0
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.4	0.2	1.0	0.9
Provision for doubtful accounts	3.4	1.5	8.9	4.4
Loss (gain) on sale of assets	—	7.8	135.3	(427.4)
Impairment of cost-based investments	—	—	6.5	—
Stock-based compensation expense	12.4	11.3	46.3	50.2
Impairment of long-lived assets	—	—	—	73.7
Deferred income taxes	(9.2)	(11.9)	(25.9)	(61.3)
Loss on disposal of fixed assets	2.4	0.1	2.3	0.8
Acquisition related liability adjustment	—	—	(22.0)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	22.9	21.0	(104.3)	(82.3)
Prepaid expenses and other assets	0.6	6.0	(36.8)	(11.5)
Operating lease right-of-use assets, net	8.5	16.6	21.4	35.3
Income taxes	5.5	24.9	13.5	2.3
Accounts payable and accrued liabilities	38.3	36.4	37.4	(27.2)
Deferred revenues	(43.6)	(93.4)	131.1	134.3
Operating lease liabilities	(8.1)	(18.0)	(21.2)	(38.2)
Other liabilities	(38.5)	(0.1)	(21.1)	(9.2)
Net cash provided by operating activities	250.1	280.2	808.3	810.0
Cash flows from investing activities:
Acquisitions and purchase of additional controlling interest, net of cash acquired of $0.0, $0.0, $8.0, and $17.4, respectively	—	—	(83.3)	(448.9)
Proceeds from sale of assets	—	—	3,066.4	1,073.3
Investments in nonpublic companies	(0.9)	(2.1)	(1.7)	(43.9)
Capital expenditures	(54.3)	(65.8)	(173.7)	(195.0)
Escrow funding associated with acquisitions	—	—	(3.8)	(2.3)
Other investing activities, net	(0.1)	—	(0.4)	—
Net cash (used in) provided by investing activities	(55.3)	(67.9)	2,803.5	383.2
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	—	—	495.2	—
Payment of debt issuance costs	0.7	—	(6.0)	—
Proceeds (repayment) of short-term debt	—	290.0	(1,265.0)	330.0
Repayment of long-term-debt	—	(350.0)	—	(350.0)
Repayment of short-term debt with original maturities greater than three months	—	—	(125.0)	—
Proceeds from issuance of short-term debt with original maturities less than three months	—	—	—	125.0
Repurchases of common stock	(49.8)	(300.0)	(2,049.8)	(1,196.3)
Share repurchases not yet settled	—	—	(500.0)	—
Proceeds from stock options exercised	19.4	18.6	134.3	111.6
Net share settlement of taxes from restricted stock and performance share awards	(0.3)	(0.4)	(14.0)	(20.4)
Dividends paid	(49.2)	(48.6)	(147.9)	(147.2)
Other financing activities, net	(10.4)	(9.4)	(13.2)	(13.5)
Net cash used in financing activities	(89.6)	(399.8)	(3,491.4)	(1,160.8)
Effect of exchange rate changes	2.9	(16.4)	3.7	(35.9)
Net increase in cash and cash equivalents	108.1	(203.9)	124.1	(3.5)
Cash and cash equivalents, beginning of period	308.7	480.7	292.7	280.3
Cash and cash equivalents, end of period	$416.8	$276.8	$416.8	$276.8
Supplemental disclosures:
Income taxes paid	$66.0	$42.6	$210.9	$264.4
Interest paid	$8.5	$13.7	$60.9	$74.3
Noncash investing and financing activities:
Deferred tax (asset) liability established on date of acquisition	$(1.4)	$—	$8.9	$16.5
Net assets sold as part of the disposition	$—	$—	$3,211.8	$607.4
Finance lease additions	$30.6	$1.4	$43.7	$4.9
Operating lease additions, net	$3.6	$7.6	$29.4	$15.9
Fixed assets included in accounts payable and accrued liabilities	$(0.2)	$0.2	$0.1	$0.2

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

Our condensed consolidated financial statements as of  September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations, and cash flows. Our operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. Our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2023 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. We believe the disclosures made are adequate to keep the information presented from being misleading.

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
Leases (Topic 842) In March 2023, the FASB issued Accounting Standards Update "ASU" No. 2023-01, Common Control Arrangements ("ASU No. 2023-01")

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

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three and nine months ended September 30, 2023 and 2022. No individual customer or country outside of the U.S. accounted for 10.0% or more of our consolidated revenues for the three and nine months ended September 30, 2023 or 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Insurance:
Underwriting	$475.2	$436.2	$1,413.7	$1,290.0
Claims	202.4	173.9	590.5	516.5
Total Insurance	677.6	610.1	2,004.2	1,806.5
Energy and Specialized Markets	—	—	—	22.4
Financial Services	—	—	—	37.6
Total revenues	$677.6	$610.1	$2,004.2	$1,866.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
United States	$564.9	$520.5	$1,680.1	$1,585.1
United Kingdom	48.5	41.1	140.4	127.9
Other countries	64.2	48.5	183.7	153.5
Total revenues	$677.6	$610.1	$2,004.2	$1,866.5

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of September 30, 2023 and December 31, 2022, we had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of September 30, 2023 and December 31, 2022, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $423.8 million and $321.7 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our condensed consolidated balance sheets, respectively, as of September 30, 2023 and December 31, 2022.

The following is a summary of the change in contract liabilities from December 31, 2022 through September 30, 2023:

Contract liabilities at December 31, 2022	$321.7
Revenue	(2,004.2)
Acquisitions	0.1
Foreign currency translation adjustment	(1.7)
Billings	2,107.9
Contract liabilities at September 30, 2023	$423.8

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% and 98% of the balance at September 30, 2023 and December 31, 2022, respectively.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of September 30, 2023 and December 31, 2022, we had deferred commissions of $74.4 million and $69.7 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts, because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $1.3 million and $4.0 million as of September 30, 2023 and December 31, 2022, respectively. Our investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying condensed consolidated balance sheets.

We elected not to carry our long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of September 30, 2023 and December 31, 2022, respectively:

		September 30, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Senior notes (Note 10)	Level 2	$2,833.7	$2,567.6	$2,342.6	$2,113.3

As of September 30, 2023 and December 31, 2022, we had securities without readily determinable market values of $200.9 million and $201.5 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies and do not hold investments in common stock or in-substance common stock in such entities. As of September 30, 2023 and December 31, 2022, we also had investments in private companies of $30.0 million and $28.3 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25") as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, there was no provision for credit losses related to these investments.

5. Leases:

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842, Leases ("ASC 842").

The following table presents the consolidated lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost (1)	$8.2	$11.6	$25.6	$36.8
Sublease income	(0.3)	(0.5)	(1.0)	(1.6)
Finance lease costs
Depreciation of finance lease assets (2)	3.8	3.1	10.6	9.6
Interest on finance lease liabilities (3)	0.4	—	0.7	0.4
Total lease cost	$12.1	$14.2	$35.9	$45.2

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(8.2)	$(12.7)	$(25.9)	$(37.9)
Operating cash outflows from finance leases	$(0.4)	$—	$(0.7)	$(0.4)
Financing cash outflows from finance leases	$(10.4)	$(11.7)	$(13.2)	$(13.5)

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

(3) Included in "Interest expense" in our accompanying condensed consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated finance and operating leases as of September 30, 2023 and 2022, respectively:

	September 30,
	2023	2022
Weighted-average remaining lease term - operating leases (in years)	8.4	8.5
Weighted-average remaining lease term - finance leases (in years)	3.4	1.5
Weighted-average discount rate - operating leases	3.9%	3.9%
Weighted-average discount rate - finance leases	4.1%	2.6%

Our ROU assets and lease liabilities for finance leases were $43.6 million and $35.0 million, respectively, as of September 30, 2023. Our ROU assets and lease liabilities for finance leases were $10.7 million and $4.2 million, respectively, as of December 31, 2022. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying condensed consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying condensed consolidated balance sheets (see Note 10. Debt).

Maturities of lease liabilities for the remainder of 2023 and the years through 2028 and thereafter are as follows:

	September 30, 2023
Years Ending	Operating Leases	Finance Leases
2023	$8.4	$2.8
2024	32.6	14.4
2025	32.5	13.1
2026	31.0	2.9
2027	30.8	2.4
2028 and thereafter	134.1	1.9
Total lease payments	269.4	37.5
Less: Amount representing interest	(40.9)	(2.8)
Present value of total lease payments	$228.5	$34.7

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

The "Other" column includes other immaterial acquisitions that have occurred during the period. The preliminary purchase price allocation of the 2023 acquisitions resulted in the following:

	Krug	Other	Total
Cash and cash equivalents	$7.0	$1.0	$8.0
Accounts receivable	1.8	0.8	2.6
Other current assets	3.8	0.1	3.9
Fixed assets	0.2	0.1	0.3
Operating lease right-of-use assets, net	—	0.2	0.2
Intangible assets	15.1	18.4	33.5
Goodwill	33.4	23.0	56.4
Total assets acquired	61.3	43.6	104.9
Accounts payable and accrued liabilities	5.8	2.1	7.9
Deferred revenues	—	0.1	0.1
Operating lease liabilities	—	0.2	0.2
Deferred income tax, net	5.1	3.8	8.9
Other noncurrent liabilities	0.1	1.5	1.6
Total liabilities assumed	11.0	7.7	18.7
Net assets acquired	50.3	35.9	86.2
Less: cash acquired	7.0	1.0	8.0
Net cash purchase price	$43.3	$34.9	$78.2

The preliminary amounts assigned to intangible assets by type for the 2023 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	5	$9.9
Marketing-related	2	0.5
Customer-related	13	23.1
Total intangible assets		$33.5

The preliminary allocations of the purchase price for the 2023 and 2022 acquisitions with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions  may have a significant impact on our condensed consolidated financial statements. The allocations of the purchase price will be finalized once all the information that was known as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with our acquisitions includes the acquired assembled workforce, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as our ability to grow through adding additional customer relationships or new solutions in the future. The $56.4 million in goodwill associated with our acquisitions, is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics.

For the three and nine months ended September 30, 2023, we incurred transaction costs of $0.1 million and $2.0 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations. The 2023 acquisitions were immaterial to our condensed consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the applicable acquisition dates. At  September 30, 2023 and  December 31, 2022, the current portion of the escrows amounted to $3.7 million and $0.0 million, respectively. There were no noncurrent portions of the escrows. The current portion of the escrows have been included in "Other current assets" in our accompanying condensed consolidated balance sheets.

As of September 30, 2023, the acquisitions of Infutor Data Solutions, Krug, Mavera, and Morning Data Limited included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and/or EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of  September 30, 2023 and  December 31, 2022 reflect the best estimate of acquisition-related contingent payments. The associated current portion of the contingent payments were $8.0 million and $29.9 million as of  September 30, 2023 and  December 31, 2022, respectively. The associated noncurrent portion of contingent payments were $2.0 million and $0.0 million as of  September 30, 2023 and  December 31, 2022, respectively.

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

The Energy business, which was part of our Energy and Specialized Markets segment, was classified as discontinued operations per ASC 205-20 as we determined, qualitatively and quantitatively, that this transaction represented a strategic shift that had a major effect on our operations and financial results. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations for all periods presented. Additionally, all assets and liabilities of the Energy business were classified as assets and liabilities held for sale within our consolidated balance sheet as of December 31, 2022. In connection with the held for sale classification, we recognized an impairment of $303.7 million on the remeasurement of the disposal group held for sale, which has been included in discontinued operations in our consolidated statement of operations. Upon classification of the Energy business as held for sale, its cumulative foreign currency translation adjustment within shareholders’ equity was included with its carrying value, which primarily resulted in the impairment. On  February 1, 2023, we closed on and completed the sale of our Energy business. As a result of the sale, we recognized a loss of $128.4 million. In the second quarter of 2023, we incurred an additional loss of $6.9 million as part of the true up of the closing adjustments.

The following table presents the financial results from discontinued operations, net of income taxes in our consolidated statement of income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$-	$135.2	$46.8	$400.6
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	-	51.6	18.2	154.0
Selling, general and administrative	-	29.4	33.1	86.4
Depreciation and amortization of fixed assets	-	10.2	-	30.0
Amortization of intangible assets	-	18.6	-	63.5
Other operating loss, net	-	2.5	135.3	2.5
Total operating expenses	-	112.3	186.6	336.4
Operating income (loss)	-	22.9	(139.8)	64.2
Other income (expense):
Investment income (loss) and others, net	-	3.6	(5.5)	10.8
Income (loss) from discontinued operations before income taxes	-	26.5	(145.3)	75.0
Income tax expense	-	(2.8)	(0.2)	(8.3)
Income (loss) from discontinued operations, net of income taxes	$-	$23.7	$(145.5)	$66.7

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

The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. The following table presents selected cash flow information associated with our discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Significant non-cash operating activities:
Depreciation and amortization of fixed assets	$-	$10.2	$-	$30.0
Amortization of intangible assets	-	18.6	-	63.5
Operating lease right-of-use assets, net	-	(1.1)	0.1	7.1
Investing activities:
Capital expenditures	-	(18.3)	(6.5)	(48.2)
Supplemental disclosures:
Fixed assets included in accounts payable and accrued liabilities	-	0.2	-	0.2

8. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2022 through September 30, 2023, for our Insurance operating segment:

Insurance
Goodwill at December 31, 2022	$1,676.0
Acquisitions(1)	56.4
Purchase accounting reclassifications	(0.1)
Foreign currency translation adjustment	(0.5)
Goodwill at September 30, 2023	$1,731.8

_______________

(1) See Note 6. Acquisitions for more information.

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of  June 30, or whenever events or changes in circumstances indicate that the carrying amount  may not be fully recoverable. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or “Step Zero” impairment test, to determine whether it is more likely than not that impairment has occurred. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying amounts of our reporting units exceeds their fair value, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized. As of  June 30, 2023, we completed our Step Zero impairment test at the reporting unit level and determined it was not more likely than not that the carrying values of our reporting units exceeded their fair values. We did not recognize any additional impairment charges related to our goodwill and indefinite-lived intangible assets. During the three months ended September 30, 2023, we continued to monitor these reporting units for events that would trigger an interim impairment test; we did not identify any such events.

There were no impairments to long lived assets for the three months ended September 30, 2023 and 2022. Impairments to long-lived assets for the nine months ended  September 30, 2023 and 2022 were $0.0 million and $73.7 million, respectively, and are included within "Other operating loss (income), net" in our condensed consolidated statements of operations.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
September 30, 2023
Technology-based	8	$365.1	$(251.1)	$114.0
Marketing-related	6	41.9	(37.4)	4.5
Contract-based	6	5.0	(5.0)	—
Customer-related	13	533.1	(177.9)	355.2
Database-based	8	15.2	(7.4)	7.8
Total intangible assets		$960.3	$(478.8)	$481.5
December 31, 2022
Technology-based	8	$355.1	$(229.3)	$125.8
Marketing-related	6	41.3	(35.5)	5.8
Contract-based	6	5.0	(5.0)	—
Customer-related	13	510.7	(146.7)	364.0
Database-based	8	15.0	(5.8)	9.2
Total intangible assets		$927.1	$(422.3)	$504.8

Amortization expense related to intangible assets for the three months ended  September 30, 2023 and 2022 was $19.6 million and $18.0 million, respectively. Amortization expense related to intangible assets for nine months ended September 30, 2023 and 2022 was $56.1 million and $57.5 million, respectively. Estimated amortization expense for the remainder of 2023 and the years through 2028 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2023	$18.3
2024	70.8
2025	61.9
2026	60.0
2027	51.9
2028 and thereafter	218.6
Total	$481.5

9. Income Taxes:

Our effective tax rate for the three and nine months ended September 30, 2023 was 25.0% and 25.3% compared to the effective tax rate for the three and nine months ended September 30, 2022 of 24.2% and 19.2%. The effective tax rate for the three months ended September 30, 2023 was higher than the effective tax rate for the three months ended September 30, 2022 primarily due to a litigation reserve expense that is anticipated to be nondeductible recorded in the current period. This increase was partially offset by higher tax benefits from equity compensation in the current period versus the prior period. The effective tax rate for the nine months ended September 30, 2023 was higher than the effective tax rate for the nine months ended September 30, 2022 primarily due to a 2022 tax rate benefit in connection with the sale of our environmental health and safety business for which a benefit was recognized for the difference between book and tax basis of our investment. In addition, the tax rate for the nine months ended September 30, 2023 was higher than the prior period due to tax charges incurred in structuring the Energy sale completed in the first quarter. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

10. Debt:

The following table presents short-term and long-term debt by issuance as of September 30, 2023 and December 31, 2022:

	Issuance Date	Maturity Date	2023	2022
Short-term debt and current portion of long-term debt:
Credit Facilities:
Syndicated revolving credit facility	Various	Various	$—	$990.0
Bilateral revolving credit facility	Various	Various	—	275.0
Bilateral term loan facility	Various	Various	—	125.0
Finance lease liabilities (1)	Various	Various	12.4	2.9
Short-term debt and current portion of long-term debt			12.4	1,392.9
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(9.6) and $(10.0), respectively	5/13/2020	5/15/2050	490.4	490.0
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $8.2 and $9.4, respectively	3/6/2019	3/15/2029	608.2	609.4
4.000% senior notes, less unamortized discount and debt issuance costs of $(2.0) and $(2.8), respectively	5/15/2015	6/15/2025	898.0	897.2
5.500% senior notes, less unamortized discount and debt issuance costs of $(3.9) and $(4.0), respectively	5/15/2015	6/15/2045	346.2	346.0
5.750 senior notes, less unamortized discount and debt issuance costs of $(9.1) and $0, respectively	3/3/2023	4/1/2033	490.9	—
Finance lease liabilities (1)	Various	Various	22.3	1.3
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.6)	(0.7)
Long-term debt			2,854.4	2,343.2
Total debt			$2,866.8	$3,736.1

_______________

(1) Refer to Note 5. Leases

Senior Notes

As of September 30, 2023 and December 31, 2022, we had senior notes with an aggregate principal amount of $2,850.0 million and $2,350.0 million outstanding, respectively, and were in compliance with our financial and other covenants.

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

Credit Facilities

We have a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company. The Syndicated Revolving Credit Facility  may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of September 30, 2023, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, the available capacity under the Syndicated Revolving Credit Facility was $995.5 million and $5.6 million, which takes into account outstanding letters of credit of $4.5 million and $4.4 million, respectively.

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

We also maintained a $125.0 million Bilateral Term Loan Facility and a  $275.0 million Bilateral Revolving Credit Facility (together the "Bilateral Credit Facilities") that matured on September 9, 2023 and  October 2, 2023, respectively. The Bilateral Credit Facilities carried an interest rate of 135 basis points plus the one-month BSBY and was used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program. We have had no outstanding borrowings under our Bilateral Credit Facilities during 2023 through the maturity dates. The Bilateral Credit Facilities have not been renewed.

11. Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of  September 30, 2023 and December 31, 2022. Our common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board. At September 30, 2023 and December 31, 2022, the adjusted closing price of our common stock was $236.24 and $176.42 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of September 30, 2023 and December 31, 2022.

On February 14, 2023,  April 25, 2023, and July 26, 2023, our Board approved a cash dividend of $0.34 and per share of common stock issued and outstanding to the holders of record as of March 15, 2023, June 15, 2023, and September 15, 2023, respectively. Cash dividends of $147.9 million and $147.2 million were paid during the nine months ended September 30, 2023 and 2022, respectively, and recorded as a reduction to retained earnings.

Share Repurchase Program

In  December 2022 and  March 2023, we entered into Accelerated Share Repurchase ("ASR") agreements (the "December 2022 ASR Agreement" and "March 2023 ASR Agreement," respectively) to repurchase shares of our common stock for an aggregate purchase price of $250.0 million and $2.5 billion, respectively, with Bank of America USA, N.A., with respect to the December 2022 ASR agreement and Citibank, N.A., and Goldman Sachs & Co. LLC with respect to the March 2023 ASR agreements. Each ASR agreement is accounted for as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. Upon payment of the aggregate purchase price on  December 14, 2022 and  March 7, 2023, we received an aggregate delivery of 1,168,224 and 10,655,301 shares of our common stock, respectively. Upon the final settlement of the December 2022 ASR agreement in February 2023, we received an additional 247,487 shares as determined based on the volume weighted average share price of our common stock of $176.68 during the term of the ASR agreement, minus an agreed upon discount. We expect the March 2023 ASR agreements to settle in the fourth quarter of 2023, at which point we may be entitled to receive additional shares of our common stock or, under certain limited circumstances, be required to deliver shares to the counterparties. The aggregate purchase price was recorded as a reduction to stockholders' equity in our condensed consolidated statements of changes in stockholders' equity for the nine months ended September 30, 2023. These repurchases for the nine months ended September 30, 2023 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

In the third quarter, we also repurchased an additional 208,422 shares of common stock at an average price of $239.20 per share.

During the nine months ended September 30, 2023, we repurchased 11,111,210 shares of common stock with an aggregate value of $2,106.6 million as part of the Repurchase Program, inclusive of the ASR transactions, at a weighted average price of $189.59 per share. We utilized cash received from the sale of our Energy business. As of September 30, 2023, we had $891.5 million available to repurchase shares through our Repurchase Program, inclusive of the $3.0 billion authorization, which became effective as of the closing of the sale of our Energy business on February 1, 2023.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Through the third quarter of 2023, we recorded total excise tax of $18.3 million, which has been included within treasury stock, as part of the cost basis of the stock repurchased, and other current liabilities in our condensed consolidated balance sheet as of September 30, 2023.

Treasury Stock

As of September 30, 2023, our treasury stock consisted of 399,037,784 shares of common stock, carried at cost. During the nine months ended September 30, 2023, we transferred 1,375,328 shares of common stock from the treasury shares at a weighted average treasury stock price of $19.39 per share.

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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator used in basic and diluted EPS:
Income from continuing operations	$187.4	$165.8	$586.1	$826.4
Less: Net income attributable to noncontrolling interests	-	(0.1)	-	(0.3)
Income (loss) from discontinued operations, net of tax	—	23.7	(145.5)	66.7
Net income attributable to Verisk	$187.4	$189.4	$440.6	$892.8
Denominator:
Weighted average number of common shares used in basic EPS	145,011,020	156,940,608	147,292,590	158,531,439
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	731,499	1,037,998	691,396	1,048,823
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	145,742,519	157,978,606	147,983,986	159,580,262

The potential shares of common stock that were excluded from diluted EPS were 89,792 and 1,321,733 for the three months ended  September 30, 2023 and 2022, and 716,783 and 1,365,720 for the nine months ended  September 30, 2023 and 2022, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of accumulated other comprehensive income (loss) as of September 30, 2023 and December 31, 2022:

	2023	2022
Foreign currency translation adjustment	$107.7	$(636.9)
Pension and postretirement adjustment, net of tax	(91.9)	(94.3)
Accumulated other comprehensive income (loss)	$15.8	$(731.2)

The before-tax and after-tax amounts of other comprehensive income (loss) income for the three and nine months ended September 30, 2023 and 2022 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended September 30, 2023
Foreign currency translation adjustment attributable to Verisk	$(30.7)	$—	$(30.7)
Foreign currency translation adjustment attributable to noncontrolling interests	(1.1)	—	(1.1)
Foreign currency translation adjustment	(31.8)	—	(31.8)
Pension and postretirement adjustment before reclassifications	2.3	(0.5)	1.8
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.3)	0.3	(1.0)
Pension and postretirement adjustment	1.0	(0.2)	0.8
Total other comprehensive loss	$(30.8)	$(0.2)	$(31.0)
For the Three Months Ended September 30, 2022
Foreign currency translation adjustment attributable to Verisk	$(233.0)	$—	$(233.0)
Foreign currency translation adjustment attributable to noncontrolling interests	(1.2)	—	(1.2)
Foreign currency translation adjustment	(234.2)	—	(234.2)
Pension and postretirement adjustment before reclassifications	1.5	(0.4)	1.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(0.9)	0.1	(0.8)
Pension and postretirement adjustment	0.6	(0.3)	0.3
Total other comprehensive loss	$(233.6)	$(0.3)	$(233.9)

	Before Tax	Tax (Expense) Benefit	After Tax
For the Nine Months Ended September 30, 2023
Foreign currency translation adjustment attributable to Verisk	$44.0	$—	$44.0
Foreign currency translation adjustment attributable to noncontrolling interests	(1.2)	—	(1.2)
Cumulative translation adjustment recognized upon deconsolidation of the Energy business	700.6	—	700.6
Foreign currency translation adjustment	743.4	—	743.4
Pension and postretirement adjustment before reclassifications	7.2	(1.7)	5.5
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(4.1)	1.0	(3.1)
Pension and postretirement adjustment	3.1	(0.7)	2.4
Total other comprehensive gain	$746.5	$(0.7)	$745.8
For the Nine Months Ended September 30, 2022
Foreign currency translation adjustment attributable to Verisk	$(522.8)	$—	$(522.8)
Foreign currency translation adjustment attributable to noncontrolling interests	(2.7)	—	(2.7)
Foreign currency translation adjustment	(525.5)	-	(525.5)
Pension and postretirement adjustment before reclassifications	4.2	(1.1)	3.1
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(2.4)	0.6	(1.8)
Pension and postretirement adjustment	1.8	(0.5)	1.3
Total other comprehensive loss	$(523.7)	$(0.5)	$(524.2)

___________

(1)

These accumulated other comprehensive loss components, before tax, are included under "Cost of revenues" and "Selling, general and administrative" in our accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 13. Pension and Postretirement Benefits for additional details).

12. Equity Compensation Plans:

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan or our 2013 Incentive Plan. Awards under our 2021 Incentive Plan  may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of September 30, 2023, there were 13,418,818 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the nine months ended  September 30, 2023 and 2022 was $134.3 million and $111.6 million, respectively.

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

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021 and 2013 Incentive Plans as of December 31, 2022 and September 30, 2023 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2022	4,023,816	$132.90	$193.3	307,575	$182.07	199,494		$195.34
Granted	210,808	$185.01		193,191	$184.98	48,486		$212.86
Dividend reinvestment	—	$—		—	$—	880		N/A
Exercised or lapsed	(1,224,259)	$108.96	$108.6	(166,492)	$180.18	(45,997)		$192.93
Canceled, expired or forfeited	(217,654)	$187.67		(28,613)	$183.00	(18,487)		$205.58
Outstanding at September 30, 2023	2,792,711	$143.07	$260.2	305,661	$185.87	184,376		$199.70
Exercisable at September 30, 2023	2,021,091	$126.77	$221.2
Exercisable at December 31, 2022	2,702,075	$110.02	$182.6
Nonvested at September 30, 2023	771,620			305,661		184,376
Expected to vest at September 30, 2023	630,249			266,300		227,124	(1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the nine months ended September 30, 2023 and 2022:

	2023	2022
Option pricing model	Black-Scholes	Black-Scholes
Expected volatility	27.27%	25.33%
Risk-free interest rate	3.77%	1.55%
Expected term in years	4.0	4.2
Dividend yield	0.66%	0.60%
Weighted average grant date fair value per stock option	$48.05	$42.25

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

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of our common stock as of the reporting date. Excess tax benefits from stock-based compensation were recorded as income tax benefit in our condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 5.81 years and 5.02 years for the outstanding and exercisable stock options, respectively, as of September 30, 2023.

For the nine months ended September 30, 2023, there was $91.1 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.29 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the nine months ended  September 30, 2023 and 2022, we granted 5,144 and 9,370 stock options respectively, under our U.K. Sharesave Plan. As of September 30, 2023, there were 450,571 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

Our ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount of its fair market value at the time of purchase. During the nine months ended September 30, 2023 and 2022, we issued 14,698 and 26,643  shares of common stock at a weighted discounted price of $205.07 and $176.68 for the ESPP, respectively. As of  September 30, 2023, there were 1,181,196 shares of common stock reserved and available for future issuance under our ESPP.

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

The components of net periodic (benefit) cost for the three and nine months ended September 30, 2023 and 2022 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$4.4	$2.5	$—	$—
Expected return on plan assets	(6.0)	(4.6)	—	—
Amortization of prior service cost	0.1	—	—	—
Amortization of net actuarial loss	1.2	0.9	—	—
Net periodic (benefit) cost	$(0.3)	$(1.2)	$—	$—
Employer contributions, net	$0.2	$0.2	$0.2	$0.4

	Pension Plan and SERP		Postretirement Plan
	For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$13.1	$8.8	$—	$0.2
Expected return on plan assets	(18.2)	(20.4)	—	(0.2)
Amortization of prior service cost	0.2	0.1	—	—
Amortization of net actuarial loss	3.9	2.1	—	0.2
Net periodic (benefit) cost	$(1.0)	$(9.4)	$—	$0.2
Employer contributions, net	$1.5	$0.6	$1.0	$1.1

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

The following tables provide our revenue and EBITDA by reportable segment for the three and nine months ended September 30, 2023 and 2022, and the reconciliation of EBITDA to income before income taxes as shown in our accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	September 30, 2023			September 30, 2022
	Insurance	Energy and Specialized Markets	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$677.6	$—	$677.6	$610.1	$—	$—	$610.1
Expenses:
Cost of revenues (exclusive of items shown separately below)	(217.2)	—	(217.2)	(192.2)	(3.0)	—	(195.2)
Selling, general and administrative	(111.6)	—	(111.6)	(89.9)	(6.6)	—	(96.5)
Other operating loss	—		—	—	(3.9)	(1.4)	(5.3)
Investment (loss) income	(2.0)	—	(2.0)	(0.9)	0.3	—	(0.6)
EBITDA from discontinued operations of the Energy business	—	—	—	—	55.5	—	55.5
EBITDA	$346.8	$—	346.8	$327.1	$42.3	$(1.4)	368.0
EBITDA from discontinued operations of the Energy business			—				(55.5)
Depreciation and amortization of fixed assets			(48.1)				(41.5)
Amortization of intangible assets			(19.6)				(18.0)
Interest expense			(29.4)				(34.4)
Income before income taxes			$249.7				$218.6

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Insurance	Energy and Specialized Markets	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$2,004.2	$—	$2,004.2	$1,806.5	$22.4	$37.6	$1,866.5
Expenses:
Cost of revenues (exclusive of items shown separately below)	(650.3)	—	(650.3)	(576.7)	(19.1)	(23.6)	(619.4)
Selling, general and administrative	(277.4)	—	(277.4)	(266.8)	(26.7)	(7.2)	(300.7)
Other operating income (loss)	—	—	—	—	449.5	(93.3)	356.2
Investment loss	(9.3)	—	(9.3)	(2.8)	(0.4)	(0.2)	(3.4)
EBITDA from discontinued operations of the Energy business	—	(145.3)	(145.3)	—	168.6	—	168.6
EBITDA	$1,067.2	$(145.3)	921.9	$960.2	$594.3	$(86.7)	1,467.8
EBITDA from discontinued operations of the Energy business			145.3				(168.6)
Depreciation and amortization of fixed assets			(139.2)				(121.1)
Amortization of intangible assets			(56.1)				(57.5)
Interest expense			(87.4)				(97.6)
Income before income taxes			$784.5				$1,023.0

Long-lived assets by country are provided below:

	September 30, 2023	December 31, 2022
Long-lived assets:
U.S.	$2,374.2	$2,876.5
U.K.	578.7	2,428.9
Other countries	482.8	730.6
Total long-lived assets	$3,435.7	$6,036.0

15. Related Parties:

We consider our stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. For the nine months ended September 30, 2023 and 2022, we had no material transactions with related parties owning more than 5.0% of the entire class of stock.

16. Commitments and Contingencies:

ERISA Litigation

On September 24, 2020, former employees Jillyn Peterson, Gabe Hare, Robert Heynen and Adam Krajewski ("Plaintiffs"), filed suit in the United States District Court, District of New Jersey (No. 2:20-cv-13223-CCC-MF) against Defendants Insurance Services Office Inc. ("ISO"), the Plan Administration Committee of Insurance Services Office Inc. and its members ("Committee Defendants"), and the Trust Investment Committee of Insurance Services Office Inc. and its members. The class action complaint alleges violations of the Employee Retirement Income Security Act, as amended ("ERISA"). The class is defined as all persons who were participants in or beneficiaries of the ISO 401(k) Savings and Employee Stock Ownership Plan ("Plan"), at any time between September 24, 2014 through the date of judgment. The complaint alleges that all defendants are fiduciaries with respect to the Plan. Plaintiffs challenge the amount of fees paid by Plan participants to maintain the investment funds in the plan portfolio and the amount of recordkeeper fees paid by participants. Plaintiffs allege that by permitting the payment of excessive fees, the Committee Defendants breached their ERISA duties of prudence and loyalty. Plaintiffs further allege that ISO breached its ERISA duty by failing to monitor the Committee Defendants who they allege committed known breaches of their fiduciary duties. The complaint does not specify damages but alleges the fiduciary breaches cost Plan participants millions of dollars. Defendants filed their motion to dismiss the complaint on January 12, 2021, which the court partially denied on April 13, 2021. Fact discovery was completed. The court stayed the litigation pending the outcome of the parties’ mediation, but the stay was lifted on May 5, 2023. The parties engaged in expert discovery, and this matter was settled before a mediator on October 4, 2023. The parties are currently drafting settlement terms.

Financial Services Government Inquiries

We continue to cooperate with a civil inquiry by the Department of Justice ("DOJ") related to government contracts within our former Financial Services segment, which was sold to TransUnion in April 2022. We are engaged in ongoing discussions regarding potential resolution of the inquiry by the DOJ. There can be no assurance that these discussions and continuing engagement will lead to resolution of the matter and we cannot anticipate the timing, outcome or possible impact of the inquiries, including any potential material adverse financial impacts or otherwise. We have recorded an accrued liability in the amount of $20.0 million related to this matter. Amounts payable pursuant to any potential resolution, however, could differ from such amount.

In March 2022, we were informed that the SEC is conducting an inquiry related to certain contracts of our former Financial Services segment. At this time, it is not possible to reasonably estimate the liability or other consequences, if any, related to this matter.

Under the stock purchase agreement we entered into with TransUnion pursuant to which TransUnion acquired our former Financial Services segment, we agreed to indemnify TransUnion for certain losses with respect to the inquiries.

Data Privacy Litigation

On June 16, 2023, Plaintiff James Miller filed a putative class action lawsuit in the United States District Court, District of California, titled Miller v. Pentagon Federal Credit Union, Verisk Analytics, Inc. and Lead Intelligence, Inc. (Case No. 2:23-cv-04785), for violation of the California Invasion of Privacy Act (“CIPA”) and the California Constitution. Plaintiff alleges that Defendants recorded visitors’ electronic communications on PenFed’s website without their consent. Plaintiff seeks to certify a class of California residents who visited penfed.org and provided personal information on the website’s forms to receive a quote, apply for a loan or other financial services. He alleges that the aggregate claims of all members of the proposed class exceeds $5.0 million. Plaintiff seeks compensatory, statutory, or punitive damages or restitution, as well as reasonable attorneys’ fees and other costs, and an order entering appropriate injective relief. On September 7, 2023 Plaintiff dismissed the entire lawsuit without prejudice. This case has been marked closed.

On January 30, 2023, Plaintiffs Justin Ahringer and Michael Donner filed a putative class action lawsuit in the United States District Court, Central District of California, titled Ahringer et al. v. LoanDepot, Inc. and Verisk Analytics, Inc. d/b/a Jornaya, Case No.: 8:23-cv-00186. Plaintiffs assert violations of California’s Invasion of Privacy Act, Unfair Competition Law, and a violation of class members’ privacy rights under the California Constitution. Plaintiffs allege that the Defendants recorded visitors’ electronic communications without their consent. Plaintiffs seek to certify a nationwide class of individuals who visited LoanDepot.com and provided personal information on the website’s forms to receive a quote or apply for a loan. They allege that the aggregate claims of all members of the proposed class exceeds $5.0 million. Plaintiffs seek compensatory, statutory or punitive damages or restitution, as well as reasonable attorney’s fees and other costs. We filed a motion to dismiss Plaintiffs’ claims on April 13, 2023. The parties are currently engaging in jurisdictional discovery in response to the court’s demand to Plaintiff to demonstrate why this case should not be dismissed for lack of subject matter jurisdiction. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

On June 27, 2022, Plaintiff Loretta Williams brought a putative class action against Lead Intelligence, Inc. d/b/a Jornaya (“we,” “our,” or “us”) in the United States District Court for the Northern District of California, titled Williams v. DDR Media, LLC and Lead Intelligence, Inc. d/b/a Jornaya, Civil Action No. 3:22-cv-03789. The Complaint alleges that the Defendants violated the California Invasion of Privacy Act, Cal. Penal Code 631 (“CIPA”) and invaded Plaintiff’s and class members’ privacy rights when Defendants purportedly recorded visitors’ visits to the scrappyrent2 own.com website without prior express consent. It is further alleged that this conduct constitutes a violation of the California Unfair Competition Law, Cal. Bus. Prof. Code Section 17200 et seq. and the California Constitution. The Complaint seeks class certification, injunctive relief, statutory damages in the amount of $5,000 for each violation, attorneys fees and other litigation costs. Our motion to compel arbitration was fully briefed as of  January 27, 2023. It was denied on February 28, 2023. We filed a motion to dismiss Plaintiff’s claims on April 13, 2023. On August 18, 2023 the court granted our motion, dismissing Plaintiff’s claims without prejudice, but giving Plaintiff an opportunity to amend her claims by September 20, 2023. Plaintiff filed a Second Amended Complaint (“SAC”) on September 20, 2023. The deadline to file our motion to dismiss the SAC is November 3, 2023. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

On December 15, 2021, Plaintiff Jillian Cantinieri brought a putative class action against Verisk Analytics, Insurance Services Office and ISO Claims Services, Inc. (“we,” “our,” or “us”) in the United States District Court for the Eastern District of New York, titled Cantinieri v. Verisk Analytics Inc., et al., Civil Action No. 2:21-cv-6911. The Complaint alleges that we failed to safeguard the personally identifiable information (PII) of Plaintiff and the members of the proposed classes from a purported breach of our databases by unauthorized entities. Plaintiff and class members allege actual and imminent injuries, including theft of their PII, fraudulent activity on their financial accounts, lowered credit scores, and costs associated with detection and prevention of identity theft and fraud. They seek to recover compensatory, statutory and punitive damages, disgorgement of earnings and profits, and attorney’s fees and costs. We filed our motion to dismiss Plaintiff’s claims on April 22, 2022. On March 30, 2023 the court denied our motion to dismiss without prejudice, allowing us an opportunity to re-file the motion once limited jurisdictional discovery has been completed. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K ("2022 10-K") dated and filed with the Securities and Exchange Commission on February 28, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under "Risk Factors" and "Special Note Regarding Forward Looking Statements" in our 2022 Form 10-K and those listed under Item 1A in Part II of this quarterly report on Form 10-Q.

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

Our reportable segments have historically been Insurance, Energy and Specialized Markets, and Financial Services. On March 11, 2022 and April 8, 2022, we sold both our environmental health and safety business, which represented the “Specialized Markets” in our Energy and Specialized Markets segment, and our Financial Services segment, respectively. We assessed the sale of our environmental health and safety business and Financial Services segment per the guidance in ASC 205-20, and determined that the transactions did not qualify as discontinued operations. On February 1, 2023, we completed the sale of our Energy business. The Energy business was classified as discontinued operations per the guidance in ASC 205-20 in the fourth quarter of 2022, as we determined that this transaction represented a strategic shift that had a major effect on our operations and financial results. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations and assets and liabilities held for sale for all periods presented. See Note 7. Dispositions and Discontinued Operations for further discussion.

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

Revenues

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. For the nine months ended September 30, 2023 and 2022, approximately 80% and 81% of our insurance revenues were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the nine months ended September 30, 2023 and 2022, approximately 20% and 19% of our insurance revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 59% of our total operating expenses (excluding gains/losses related to dispositions) for the nine months ended September 30, 2023 and 2022, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2023	2022	Change	2023	2022	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$677.6	$610.1	11.1%	$2,004.2	$1,806.5	10.9%
Energy and Specialized Markets	—	—	—%	—	22.4	—%
Financial Services	—	—	—%	—	37.6	—%
Revenues	677.6	610.1	11.1%	2,004.2	1,866.5	7.4%
Operating expenses (income):
Cost of revenues (exclusive of items shown separately below)	217.2	195.2	11.3%	650.3	619.4	5.0%
Selling, general and administrative	111.6	96.5	15.6%	277.4	300.7	(7.7)%
Depreciation and amortization of fixed assets	48.1	41.5	15.9%	139.2	121.1	14.9%
Amortization of intangible assets	19.6	18.0	8.9%	56.1	57.5	(2.4)%
Other operating loss (income), net	—	5.3	(100.0)%	—	(356.2)	(100.0)%
Total operating expenses, net	396.5	356.5	11.2%	1,123.0	742.5	51.2%
Operating income	281.1	253.6	10.8%	881.2	1,124.0	(21.6)%
Other expense:
Investment loss	(2.0)	(0.6)	233.3%	(9.3)	(3.4)	173.5%
Interest expense, net	(29.4)	(34.4)	(14.5)%	(87.4)	(97.6)	(10.5)%
Total other expense, net	(31.4)	(35.0)	(10.3)%	(96.7)	(101.0)	(4.3)%
Income from continuing operations before income taxes	249.7	218.6	14.2%	784.5	1,023.0	(23.3)%
Provision for income taxes	(62.3)	(52.8)	18.0%	(198.4)	(196.6)	0.9%
Income from continuing operations	187.4	165.8	13.1%	586.1	826.4	(29.1)%
Income (loss) from discontinued operations net of tax expense of $0.0, $(2.9), $(0.2), and $(8.3), respectively (Note 7)	—	23.7	(100.0)%	(145.5)	66.7	(318.1)%
Net income	187.4	189.5	(1.1)%	440.6	893.1	(50.7)%
Less: Net income attributable to noncontrolling interests	—	(0.1)	(100.0)%	—	(0.3)	(100.0)%
Net income attributable to Verisk	$187.4	$189.4	(1.1)%	$440.6	$892.8	(50.6)%
Basic net income per share attributable to Verisk:
Income from continuing operations	$1.29	$1.06	21.7%	$3.98	$5.21	(23.6)%
Income (loss) from discontinued operations	—	0.15	(100.0)%	(0.99)	0.42	(335.7)%
Basic net income per share attributable to Verisk:	$1.29	$1.21	6.6%	$2.99	$5.63	(46.9)%
Diluted net income per share attributable to Verisk:
Income from continuing operations	$1.29	$1.05	22.9%	$3.96	$5.18	(23.6)%
Income (loss) income from discontinued operations	$—	$0.15	(100.0)%	$(0.98)	$0.41	(339.0)%
Diluted net income per share attributable to Verisk:	$1.29	$1.20	7.5%	$2.98	$5.59	(46.7)%
Cash dividends declared per share (1):	$0.34	$0.31	9.7%	$1.02	$0.93	9.7%
Weighted average shares outstanding:
Basic	145,011,020	156,940,608	(7.6)%	147,292,590	158,531,439	(7.1)%
Diluted	145,742,519	157,978,606	(7.7)%	147,983,986	159,580,262	(7.3)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA:
Insurance	$346.8	$327.1	6.0%	$1,067.2	$960.2	11.1%
Energy and Specialized Markets	—	(13.2)	(100.0)%	—	425.7	(100.0)%
Financial Services	—	(1.4)	(100.0)%	—	(86.7)	(100.0)%
EBITDA(2)	$346.8	$312.5	11.0%	$1,067.2	$1,299.2	(17.9)%
The following is a reconciliation of net income to EBITDA:
Net income	$187.4	$189.5	(1.1)%	$440.6	$893.1	(50.7)%
Income (loss) from discontinued operations net of tax expense of $0.0, $(2.9), $(0.2), and $(8.3), respectively (Note 7)	—	23.7	(100.0)%	(145.5)	66.7	(318.1)%
Income from continuing operations	187.4	165.8	13.1%	586.1	826.4	(29.1)%
Depreciation and amortization of fixed assets and intangible assets	67.7	59.5	13.8%	195.3	178.6	9.4%
Interest expense	29.4	34.4	(14.5)%	87.4	97.6	(10.5)%
Provision for income taxes	62.3	52.8	18.0%	198.4	196.6	0.9%
EBITDA	$346.8	$312.5	11.0%	$1,067.2	$1,299.2	(17.9)%

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

Consolidated Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenues

Revenues were $677.6 million for the three months ended September 30, 2023 compared to $610.1 million for the three months ended September 30, 2022, an increase of $67.5 million or 11.1%. Our recent acquisitions (Morning Data Limited ("Morning Data") within the underwriting category of our Insurance segment, and Mavera Holding AB ("Mavera"), and Krug Sachverständigen GmbH ("Krug"), within the claims category of the Insurance segment) increased revenues by $7.0 million, while the remaining Insurance revenues increased $60.5 million or 9.9%.

	Three Months Ended September 30,		Percentage	Percentage change excluding
	2023	2022	change	recent acquisitions and dispositions
	(in millions)
Insurance	$677.6	$610.1	11.1%	9.9%
Energy and Specialized Markets	—	—	—%	N/A
Financial Services	—	—	—%	N/A
Total Revenues	$677.6	$610.1	11.1%	9.9%

Cost of Revenues

Cost of revenues was $217.2 million for the three months ended September 30, 2023 compared to $195.2 million for the three months ended September 30, 2022, an increase of $22.0 million or 11.3%. Our recent acquisitions accounted for an increase of $7.1 million in cost of revenues, partially offset by recent dispositions of $3.0 million. The remaining increase related to Insurance of $17.9 million or 9.2% was primarily due to increases in salaries and employee benefits of $12.0 million, data costs of $2.7 million, rent expense of $2.5 million, travel expenses of $0.6 million, and other operating costs of $1.2 million, partially offset by information technology expenses of $1.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $111.6 million for the three months ended September 30, 2023 compared to $96.5 million for the three months ended September 30, 2022, an increase of $15.1 million or 15.6%. Our recent acquisitions accounted for an increase of $7.0 million in selling, general and administrative expenses, partially offset by recent dispositions of $6.6 million, resulting in a net increase of $0.4 million. In addition, our acquisition-related costs (earn-outs) accounted for a decrease of $7.7 million. The remaining increase of $22.4 million or 25.4% was primarily due to a litigation reserve expense of $19.2 million associated with an indemnification of an ongoing inquiry related to our former Financial Services segment, increases in salaries and employee benefits of $7.0 million, information technology expenses of $1.2 million, and travel expenses of $0.6 million, partially offset by decreases in professional consulting costs of $1.6 million, and other operating costs of $4.0 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $48.1 million for the three months ended September 30, 2023 compared to $41.5 million for the three months ended September 30, 2022, an increase of $6.6 million or 15.9%. The increase was primarily driven by assets being placed into service to support data capacity expansion.

Amortization of Intangible Assets

Amortization of intangible assets was $19.6 million for the three months ended September 30, 2023 compared to $18.0 million for the three months ended September 30, 2022, an increase of $1.6 million or 8.9%. The increase was primarily due to the amortization of intangible assets related to our recent acquisitions.

Other Operating loss, net

Other operating loss, net was $0.0 million for the three months ended September 30, 2023 compared to $5.3 million for the three months ended September 30, 2022. The decrease was primarily driven by the loss from dispositions recognized in the prior year.

Investment Loss

Investment loss was $2.0 million for the three months ended September 30, 2023 compared to a loss of $0.6 million for the three months ended September 30, 2022, an increase of $1.4 million. The increase was primarily due to impact of foreign currencies.

Interest Expense, net

Interest expense, net was $29.4 million for the three months ended September 30, 2023 compared to $34.4 million for the three months ended September 30, 2022, a decrease of $5.0 million or 14.5%. The decrease in interest expense was primarily due to the paydown in the current year of our outstanding borrowings on our Syndicated Revolving and Bilateral Term Loan credit facilities, and an increase in interest income of $3.2 million.

Provision for Income Taxes

The provision for income taxes was $62.3 million for the three months ended September 30, 2023 compared to $52.8 million for the three months ended September 30, 2022, an increase of $9.5 million or 18.2%. The effective tax rate was 25.0% for the three months ended September 30, 2023 compared to 24.2% for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 was higher than the effective tax rate for the three months ended September 30, 2022 primarily due to a litigation reserve expense that is anticipated to be nondeductible recorded in the current period. This increase was partially offset by higher tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin from Continuing Operations

The net income margin from continuing operations was 27.7% for the three months ended September 30, 2023 compared to 27.2% for the three months ended September 30, 2022. The increase in net income margin was primarily driven by revenue growth and cost discipline.

EBITDA Margin [1]

EBITDA was $346.8 million for the three months ended September 30, 2023 compared to $312.5 million for the three months ended September 30, 2022. The EBITDA margin for our consolidated results was 51.2% for the three months ended September 30, 2023 compared to 51.2% for the three months ended September 30, 2022.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented in the table below on p. 41.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenues

Revenues were $2,004.2 million for the nine months ended September 30, 2023 compared to $1,866.5 million for the nine months ended September 30, 2022, an increase of $137.7 million or 7.4%. Our growth in our consolidated revenues was partially offset by the sale of our environmental health and safety business and Financial Services segment, both of which did not qualify as discontinued operations and as a result, their prior year revenues of $60.0 million were included in our consolidated results. Our recent acquisitions (Morning Data within the underwriting category of our Insurance segment; and Mavera and Krug within the claims category of the Insurance segment) increased revenues by $25.6 million, while the remaining Insurance revenues increased $172.1 million or 9.6%. Our specialized market business was sold in March 2022; and our Energy business, which qualified for discontinued operations in the fourth quarter of 2022, was subsequently sold in February 2023. Our Financial Services segment was sold in April 2022. Our Energy and Specialized Markets and Financial Services segments did not have revenues from continuing operations in 2023.

	Nine Months Ended September 30,		Percentage	Percentage change excluding
	2023	2022	change	recent acquisitions and dispositions
	(in millions)
Insurance	$2,004.2	$1,806.5	10.9%	9.6%
Energy and Specialized Markets	—	22.4	—%	N/A
Financial Services	—	37.6	—%	N/A
Total Revenues	$2,004.2	$1,866.5	7.4%	9.6%

Cost of Revenues

Cost of revenues was $650.3 million for the nine months ended September 30, 2023 compared to $619.4 million for the nine months ended September 30, 2022, an increase of $30.9 million or 5.0%. Our recent acquisitions accounted for an increase of $22.1 million, offset by our recent dispositions, which accounted for a decrease of $42.7 million, reflecting a net decrease of $20.6 million in cost of revenues. This net decrease was offset by the increase related to Insurance of $51.5 million or 8.9% primarily due to increases in salaries and employee benefits of $34.1 million, rent expense of $7.7 million, data costs of $3.0 million, travel expenses of $2.9 million, and other operating costs of $5.9 million, partially offset by a decrease in information technology expenses of $2.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $277.4 million for the nine months ended September 30, 2023 compared to $300.7 million for the nine months ended September 30, 2022, a decrease of $23.3 million or 7.7%. Our recent dispositions and acquisition related (earn-outs) accounted for decreases of $33.9 million and $29.7 million, respectively, partially offset by recent acquisitions of $25.0 million, reflecting a net decrease of $38.6 million in selling, general and administrative expenses. This net decrease was partially offset by an increase related to Insurance of $15.3 million or 5.6%, which was primarily due to a litigation reserve expense of $19.2 million associated with an indemnification of an ongoing inquiry related to our former Financial Services segment, increases in travel expenses of $3.4 million, and salaries and employee benefits of $2.9 million, partially offset by decreases professional consulting costs of $6.2 million, and other operating costs of $4.0 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $139.2 million for the nine months ended September 30, 2023 compared to $121.1 million for the nine months ended September 30, 2022, an increase of $18.1 million or 14.9%. The increase was primarily driven by $20.3 million attributed to assets placed into service to support data capacity expansion and revenue growth, partially offset by recent dispositions of $2.2 million.

Amortization of Intangible Assets

Amortization of intangible assets was $56.1 million for the nine months ended September 30, 2023 compared to $57.5 million for the nine months ended September 30, 2022, a decrease of $1.4 million or 2.4%. The decrease was primarily driven by recent dispositions of $3.3 million and intangible assets that were fully amortized of $0.7 million, partially offset by an increase due to our recent acquisitions of $2.6 million.

Other Operating income, net

Other operating income, net was $0.0 million for the nine months ended September 30, 2023 compared to $356.2 million for the nine months ended September 30, 2022. The decrease was primarily driven by the net gain from the sale of our environmental health and safety business and Financial Services segment recognized in the prior year.

Investment Loss

Investment loss was $9.3 million for the nine months ended September 30, 2023 compared to $3.4 million for the nine months ended September 30, 2022, an increase of $5.9 million. The increase was primarily due to the impairment of cost-based investments and the impact of foreign currencies.

Interest Expense, net

Interest expense, net was $87.4 million for the nine months ended September 30, 2023 compared to $97.6 million for the nine months ended September 30, 2022, a decrease of $10.2 million or 10.5%. The decrease in interest expense was primarily due to the paydown in the current year of our outstanding borrowings on our Syndicated Revolving and Bilateral credit facilities, and an increase in interest income of $11.4 million, partially offset by interest expense related to the issuance of our 2033 Senior Notes.

Provision for Income Taxes

The provision for income taxes was $198.4 million for the nine months ended September 30, 2023 compared to $196.6 million for the nine months ended September 30, 2022, an increase of $1.8 million or 0.9%. The effective tax rate was 25.3% for the nine months ended September 30, 2023 compared to 19.2% for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was higher than the effective tax rate for the nine months ended September 30, 2022 primarily due to a 2022 tax rate benefit in connection with the sale of our environmental health and safety business for which a benefit was recognized for the difference between book and tax basis of our investment. In addition, the tax rate for the nine months ended September 30, 2023 was higher than the prior period due to tax charges incurred in structuring the Energy sale completed in the first quarter. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin from Continuing Operations

The net income margin from continuing operations was 29.2% for the nine months ended September 30, 2023 compared to 44.3% for the nine months ended September 30, 2022. The decrease in net income margin was primarily driven by the net gain from the sale of our recent dispositions in the prior year.

EBITDA Margin [1]

EBITDA was $1,067.2 million for the nine months ended September 30, 2023 compared to $1,299.2 million for the nine months ended September 30, 2022. The EBITDA margin for our consolidated results was 53.3% for the nine months ended September 30, 2023 compared to 69.6% for the nine months ended September 30, 2022. The decrease in EBITDA margin was primarily driven by the net gain from our recent dispositions in the prior year.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Total	Total	Total	Total
Net income	$187.4	$189.5	$440.6	$893.1
Less: Income (loss) from discontinued operations	—	(23.7)	145.5	(66.7)
Income from continuing operations	187.4	165.8	586.1	826.4
Depreciation and amortization of fixed assets	48.1	41.5	139.2	121.1
Amortization of intangible assets	19.6	18.0	56.1	57.5
Interest expense	29.4	34.4	87.4	97.6
Provision for income taxes	62.3	52.8	198.4	196.6
EBITDA	$346.8	$312.5	$1,067.2	$1,299.2
Revenue	$677.6	$610.1	$2,004.2	$1,866.5
EBITDA Margin	51.2%	51.2%	53.3%	69.6%

Results of Operations by Segment

Insurance

Revenues

Revenues for our Insurance segment were $677.6 million for the three months ended September 30, 2023, compared to $610.1 million for the three months ended September 30, 2022, an increase of $67.5 million or 11.1%. Our underwriting revenue increased $39.0 million or 8.9%. Our claims revenue increased $28.5 million or 16.4%.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,		Percentage	Percentage change excluding
	2023	2022	change	recent acquisitions
	(in millions)
Underwriting	$475.2	$436.2	8.9%	8.8%
Claims	202.4	173.9	16.4%	12.7%
Total Insurance	$677.6	$610.1	11.1%	9.9%

Our recent acquisitions (Morning Data within the underwriting category of our Insurance segment; and Mavera and Krug within the claims category of the Insurance segment) contributed net revenues of $7.0 million, while the remaining Insurance revenues increased $60.5 million or 9.9%. Our underwriting revenue increased $38.4 million or 8.8%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our forms, rules and loss cost services as well as selling expanded solutions to new and existing customers within underwriting data solutions. In addition, extreme events, life insurance and specialty business solutions contributed to the growth. Our claims revenue increased $22.1 million or 12.7%, primarily due to growth in property estimating solutions, anti-fraud solutions, international revenues and casualty solutions.

Revenues for our Insurance segment were $2,004.2 million for the nine months ended September 30, 2023, compared to $1,806.5 million for the nine months ended September 30, 2022, an increase of $197.7 million or 10.9%. Our underwriting revenue increased $123.7 million or 9.6%. Our claims revenue increased $74.0 million or 14.3%.

Our revenue by category for the periods presented is set forth below:

	Nine Months Ended September 30,		Percentage	Percentage change excluding
	2023	2022	change	recent acquisitions
	(in millions)
Underwriting	$1,413.7	$1,290.0	9.6%	8.8%
Claims	590.5	516.5	14.3%	11.5%
Total Insurance	$2,004.2	$1,806.5	10.9%	9.6%

Our recent acquisitions (Morning Data within the underwriting category of our Insurance segment, Mavera, and Krug, within the claims category of the Insurance segment) contributed net revenues of $25.6 million, while the remaining Insurance revenues increased $172.1 million or 9.6%. Our underwriting revenue increased $112.5 million or 8.8%, primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our forms, rules and loss cost services as well as selling expanded solutions to new and existing customers within underwriting data solutions. In addition, extreme events and life solutions contributed to the growth. Our claims revenue increased $59.6 million or 11.5%, primarily due to growth in our property estimating solutions revenue, anti-fraud solutions revenue and international revenues.

Cost of Revenues

Cost of revenues for our Insurance segment was $217.2 million for the three months ended September 30, 2023 compared to $192.2 million for the three months ended September 30, 2022, an increase of $25.0 million or 13.0%. Our recent acquisitions within the Insurance segment represented an increase of $7.1 million. The remaining cost of revenues increased $17.9 million or 9.2% primarily due to increases in salaries and employee benefits of $12.0 million, data costs of $2.7 million, rent expense of $2.5 million, travel expenses of $0.6 million, and other operating costs of $1.2 million. These increases were partially offset by a decrease in information technology expenses of $1.1 million.

Cost of revenues for our Insurance segment was $650.3 million for the nine months ended September 30, 2023 compared to $576.7 million for the nine months ended September 30, 2022, an increase of $73.6 million or 12.8%. Our recent acquisitions within the Insurance segment represented an increase of $22.1 million in cost of revenues. The remaining cost of revenues increased $51.5 million or 8.9% primarily due to increases in salaries and employee benefits of $34.1 million, rent expense of $7.7 million, data costs of $3.0 million, travel expenses of $2.9 million, and other operating costs of $6.0 million. These increases were partially offset by a decrease in information technology expenses of $2.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Insurance segment were $111.6 million for the three months ended September 30, 2023, compared to $89.9 million for the three months ended September 30, 2022, an increase of $21.7 million or 24.1%. The increase selling, general and administrative expenses was partially driven by our recent acquisitions, which accounted for an increase of $7.0 million, primarily related to salaries and employee benefits, offset by a true-up of our acquisition-related earn-out costs of $7.7 million. The remaining increase of $22.4 million or 25.4% was primarily due to a litigation reserve expense of $19.2 million associated with an indemnification of an ongoing inquiry related to our former Financial Services segment, salaries and employee benefits of $7.0 million, information technology expenses of $1.2 million, and travel expenses of $0.6 million, partially offset by decreases in professional consulting costs of $1.6 million and other operating expense of $4.0 million.

Selling, general and administrative expenses for our Insurance segment were $277.4 million for the nine months ended September 30, 2023, compared to $266.8 million for the nine months ended September 30, 2022, an increase of $10.6 million or 4.0%. The increase selling, general and administrative expenses was partially driven by our recent acquisitions, which accounted for an increase of $25.0 million, primarily related to salaries and employee benefits, offset by a true-up of our acquisition-related earn-out costs of $29.7 million. The remaining increase of $15.3 million or 5.6% was primarily due to a litigation reserve expense of $19.2 million associated with an indemnification of an ongoing inquiry related to our former Financial Services segment, increases in travel expenses of $3.4 million, and salaries and employee benefits of $2.9 million, partially offset by decreases in professional consulting costs of $6.2 million and other operating expenses of $4.0 million.

Investment Loss

Investment loss was $2.0 million for the three months ended September 30, 2023 and $0.9 million for the three months ended September 30, 2022. The increase was primarily due to the impact of foreign currencies.

Investment loss was $9.3 million for the nine months ended September 30, 2023 and $2.8 million for the nine months ended September 30, 2022. The increase was primarily due to the impairment of cost-based investments and the impact of foreign currencies.

EBITDA

EBITDA for our Insurance segment was $346.8 million for the three months ended September 30, 2023 compared to $327.1 million for the three months ended September 30, 2022, an increase of $19.7 million or 6.0%. The EBITDA margin for our Insurance segment was 51.2% for the three months ended September 30, 2023 compared to 53.6% for the three months ended September 30, 2022. The decrease in our EBITDA margin was negatively impacted by the litigation reserve expense of $19.2 million associated with an indemnification of an ongoing inquiry related to our former Financial Services segment.

EBITDA for our Insurance segment was $1,067.2 million for the nine months ended September 30, 2023 compared to $960.2 million for the nine months ended September 30, 2022, an increase of $107.0 million or 11.1%. The EBITDA margin for our Insurance segment was 53.3% for the nine months ended September 30, 2023 compared to 53.2% for the nine months ended September 30, 2022.

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

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents and available-for-sale securities of $418.0 million and $116.5 million, respectively. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of September 30, 2023 and December 31, 2022, a vast majority of our domestic cash and cash equivalents is with TD Bank, N.A., and JPMorgan Chase N.A. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2023 and 2022, we repurchased $2,549.8 million (inclusive of $500 million in treasury stock not yet settled) and $1,196.3 million, respectively, of our common stock. The repurchase of our common stock in the first quarter of 2023 was funded using the proceeds from the sale of the Energy business. For the nine months ended September 30, 2023 and 2022, we also paid dividends of $147.9 million and $147.2 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $2,850.0 million and $3,740.0 million at September 30, 2023 and December 31, 2022, respectively, and we were in compliance with our financial and other covenants.

We have a $1,000.0 million Syndicated Revolving Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company. The Syndicated Revolving Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments and the Repurchase Program. As of September 30, 2023, we were in compliance with all financial and other debt covenants under the Credit Facility.

As of September 30, 2023 and December 31, 2022, the available capacity under the Syndicated Revolving Credit Facility was $995.5 million and $5.6 million, which takes into account outstanding letters of credit of $4.5 million and $4.4 million, respectively. We had $0.0 million and $990.0 million in loan borrowings outstanding under the Syndicated Revolving Credit Facility as of September 30, 2023 and December 31, 2022, respectively.

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

We also maintained a $125.0 million Bilateral Term Loan Facility and a $275.0 million Bilateral Revolving Credit Facility (together the "Bilateral Credit Facilities") that matured on September 9, 2023 and October 2, 2023, respectively. The Bilateral Credit Facilities carried an interest rate of 135 basis points plus the one-month BSBY and was used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments and the Repurchase Program. We have had no outstanding borrowings under our Bilateral Credit Facilities during 2023 through the maturity dates. The Bilateral Credit Facilities have not been renewed.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Percentage change	2023	2022	Percentage change
	(in millions)			(in millions)
Net cash provided by operating activities	$250.1	$280.2	(10.7)%	$808.3	$810.0	(0.2)%
Net cash (used in) provided by investing activities	$(55.3)	$(67.9)	18.6%	$2,803.5	$383.2	631.6%
Net cash used in financing activities	$(89.6)	$(399.8)	77.6%	$(3,491.4)	$(1,160.8)	200.8%

Operating Activities

Net cash provided by operating activities was $250.1 million for the three months ended September 30, 2023 compared to $280.2 million for the three months ended September 30, 2022, a decrease of $30.1 million or 10.7%. The decline in operating cash flow was the result of lower tax payments in the prior year due to an overpayment of estimated tax carried forward to the third quarter.

Net cash provided by operating activities was $808.3 million for the nine months ended September 30, 2023 compared to $810.0 million for the nine months ended September 30, 2022, an increase of $1.7 million or 0.2%. The increase in operating cash flow was the result of higher tax payments in the prior year due to the sale of 3E.

Investing Activities

Net cash used in investing activities of $55.3 million for the three months ended September 30, 2023 was primarily related to capital expenditures of $54.3 million as well as investments in nonpublic companies of $0.9 million. Net cash provided by investing activities of $67.9 million for the three months ended September 30, 2022was primarily related to capital expenditures of $65.8 million as well as investments in nonpublic companies of $2.1 million.

Net cash provided by investing activities of $2,803.5 million for the nine months ended September 30, 2023 was primarily related to proceeds from the sale of our Energy business of $3,066.4 million, partially offset by capital expenditures of $173.7 million, and acquisitions, including escrow funding of $87.1 million. Net cash provided by investing activities of $383.2 million for the nine months ended September 30, 2022was primarily related to the $1,073.3 million in proceeds from the sale 3E and Verisk Financial Services, partially offset by acquisitions, including escrow funding associated with the acquisitions, of $451.2 million, capital expenditures of $195.0 million, and investments in nonpublic companies of $43.9 million.

Financing Activities

Net cash used in financing activities of $89.6 million for the three months ended September 30, 2023 was primarily driven by the repurchase of common stock of $49.8 million, dividends paid of $49.2 million, partially offset by proceeds from stock options exercised of $19.4 million. Net cash used in financing activities of $399.8 million for the three months ended September 30, 2022 was primarily driven by repayment of our $350.0 million 4.125% senior notes, repurchases of common stock of $300.0 million, and dividend payments of $48.6 million, partially offset by proceeds, net of repayments of debt under our Credit Facility, of $290.0 million, and proceeds from stock options exercised of $18.6 million.

Net cash used in financing activities of $3,491.4 million for the nine months ended September 30, 2023 was primarily driven by the funding of $2,549.8 in share repurchases, repayments of debt under our revolving credit and bilateral credit facilities of $1,265.0 million, and dividend payments of $147.9 million, partially offset by the proceeds from the issuance of our 2033 Senior Notes of $495.2 million, and proceeds from stock options exercised of $134.3 million. Net cash used in financing activities of $1,160.8 million for the nine months ended September 30, 2022 was primarily driven by repurchases of common stock of $1,196.3 million, repayment of our $350.0 million 4.125% senior notes on September 12, 2022, dividend payments of $147.2 million, and net share settlements of taxes on restricted stock of $20.4 million, partially offset by proceeds, net of repayments of debt under our Credit Facility, of $330.0 million, proceeds under our term loan facility of $125.0 million, and proceeds from stock options exercised of $111.6 million.

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

Market risks at September 30, 2023 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 28, 2023.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 16 to our condensed consolidated financial statements for the nine months ended September 30, 2023 for a description of our significant current legal proceedings, which is incorporated by reference herein.

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

Issuer Purchases of Equity Securities

Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. As of September 30, 2023, we had $891.5 million available, to repurchase shares. Our share repurchases for the quarter ended September 30, 2023 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2023 through July 31, 2023	—	—	—	—
August 1, 2023 through August 31, 2023	129,044	$236.62	129,044	$910.8
September 1, 2023 through September 30, 2023	79,378	$244.28	79,378	$891.5
	208,422		208,422

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

Verisk Analytics, Inc.
(Registrant)

Date: November 1, 2023	By:	/s/ Elizabeth D. Mann
Elizabeth D. Mann
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)