Form 10-K
period 2023-12-31
Verisk Analytics, Inc.
filed 2024-02-21
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $31,913,567,495 based on the closing price reported on the NASDAQ Global Select Market on such date.

As of February 16, 2024, there were 143,389,884 shares outstanding of the registrant's Common Stock, par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

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

Our Company

Verisk is a leading data, analytics, and technology provider serving clients in the insurance ecosystem. We completed the sale of our Energy business on February 1, 2023. We also divested our specialized markets and financial services businesses in March 2022 and April 2022, respectively.

Using advanced technologies to collect and analyze billions of records, we draw on unique data assets, insurance industry knowledge, and technological expertise to provide valuable solutions that are integrated into client workflows. We offer predictive analytics and decision support solutions to clients in rating, underwriting, claims, catastrophe, weather risk, and many other fields. In the United States (“U.S.”) and around the world, we help clients protect individuals, communities, and businesses.

Our clients use our solutions to make better decisions about risk and improve operating efficiency. We refer to these products and services as solutions due to the integration among our services and the flexibility that enables our clients to purchase components or a comprehensive package. These solutions take various forms, including proprietary data assets, expert industry insight, statistical models, tailored analytic objects, and robust software platforms all designed to allow our clients to make more informed risk decisions. We believe our solutions for analyzing risk have a positive impact on our clients’ revenues and help them better manage their costs. In 2023, our clients included all of the top 100 property and casualty ("P&C") insurance providers in the U.S. for the lines of P&C services we offer. We believe that our commitment to our clients and the embedded nature of our solutions serve to strengthen and extend our relationships.

We believe that Verisk is uniquely positioned with a series of competitive advantages including:

• Proprietary Data Assets – Data is at the core of what we do. We use our proprietary and contributory data assets to develop predictive analytics and transformative models for our clients;

• Deep Insurance Industry Expertise and Focus – We have specialized and in-depth knowledge in insurance and risk management that drives our engagement with our clients;

• Long-standing Industry Relationships – Our early beginnings as an insurance rating bureau have established us as a trusted partner for the industry as well as a source of insights for our clients; and

• Scale to Drive Broad Distribution of Innovation – Our scale advantage enables us to innovate on behalf of the insurance industry and deliver solutions that strive to solve our clients’ biggest challenges.

Our Business Strategy

Our vision is to be the leading strategic data, analytics, and technology partner to the global insurance industry by delivering value to our clients through knowledge, expertise, and scale. Our business aims to build upon our competitive advantages and capitalizing on our scale and position within the industry. Our business strategy is driven by the following priorities:

• Drive Consistent & Predictable Growth. With our clear focus on insurance, integrated organization and our client-centric and results-oriented culture, we strive to deliver consistent and predictable growth. We are leveraging our strong client relationships to extend our reach within insurance. We are modernizing and advancing the capabilities of our core solutions using cloud technology and advanced analytical methods including machine learning and artificial intelligence ("AI") while also augmenting our solutions through the addition of new data assets and sources. In addition, we are working on building leadership positions in adjacent markets including life insurance, marketing, specialty business solutions, and resilience and sustainability. With the client at the center of all we do, we are driving innovation across our portfolio and partnering with our clients to help solve the insurance industries greatest challenges with a focus on rapidly changing technology, growing regulatory focus, and value creation;

• Drive Operating Efficiency and Profitability. Our subscription business model as well as our ability to build solutions that serve the insurance industry at large helps drive core operating leverage. In addition, we strive to deliver productivity enhancements and operating efficiency through the use of advanced technology and a global talent workforce. We seek to balance this with high return on capital investment into the business to continue to drive growth and profitability; and

• Ensure Disciplined Capital Allocation. We are focused on generating strong cash flow and ensuring that we are disciplined in how we allocate that capital with a focus on directing capital to the highest return investments. First, we prioritize organic reinvestment in the business, which can produce high internal returns. Second, we look for selective, strategic acquisitions that can expand our data assets, augment our capabilities, and expand our reach within the insurance industry while also creating value by leveraging our capabilities and resources. Finally, we expect to return excess capital to shareholders while also maintaining a strong balance sheet.

Our History

We trace our history to 1971, when Insurance Services Office, Inc. ("ISO") started operations as a not-for-profit advisory and rating organization providing services to the U.S. P&C insurance industry. ISO was formed as an association of insurance companies to gather statistical data and other information from insurers and report to regulators, as required by law. ISO’s original functions also included developing programs to help insurers define and manage insurance solutions and providing information to help insurers determine their own independent premium rates. Insurers used and continue to use our offerings primarily in their product development, underwriting, and rating functions.

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

Segments

Our operating segments have historically been Insurance, Energy and Specialized Markets, and Financial Services. On March 11, 2022 and April 8, 2022, we sold 3E Company Environmental, Ecological and Engineering ("3E"), our environmental health and safety business, which represented the “specialized markets” in our Energy and Specialized Markets segment, and our Financial Services segment, respectively. We assessed the sale of 3E and Financial Services segment per the guidance in ASC 205-20, Discontinued Operations ("ASC 205-20"), and determined that the transactions did not qualify as a discontinued operation because they did not, quantitatively or qualitatively, represent a strategic shift that has or will have a major effect on our operations and financial results. On October 28, 2022, we also entered into an equity purchase agreement to sell Wood Mackenzie, Inc. and Verisk New UK Holdco LP (together with their respective subsidiaries, our “Energy business”). The transaction closed on February 1, 2023. The Energy business qualified as held for sale in the fourth quarter of 2022 and was classified as a discontinued operation per the guidance in ASC 205-20, as we determined that this transaction represents a strategic shift that has or will have a major effect on our operations and financial results. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations and assets and liabilities held for sale for all periods presented. Results of our Energy business are reported as a discontinued operation for the year ended December 31, 2022 and for all prior periods presented. See Note 11. Dispositions and Discontinued Operation for further discussion.

Insurance Segment

We now operate in one segment, Insurance, which primarily serves our P&C insurance customers across most personal and commercial lines of business, focusing on the fundamental building blocks of insurance programs, the prediction of loss, the selection and pricing of risk, and compliance with their reporting requirements in each U.S. state in which they operate. We also develop and utilize machine-learned and artificially intelligent models to forecast scenarios and produce both standard and customized analytics that help our customers better manage their businesses, including detecting fraud before and after a loss event and quantifying losses. Our customers, acquired over more than 50 years, include most of the P&C insurance providers in the U.S. In recent years, we have expanded our offerings to serve certain non-U.S. markets and into the fields of life insurance and annuities, as well as insurance marketing. We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically prepaid and represented approximately 80% of our revenues in 2023. We believe we are well positioned to increase our penetration of the global insurance industry because of our proprietary data assets, long-standing industry relationships, deep insurance industry expertise, and our scale to drive broad distribution of our new innovations.

Underwriting

Powered by proprietary and contributory data and advanced analytics and technologies, we offer a full suite of solutions to support our P&C clients across the insurance policy lifecycle. This support spans their product development, marketing, new and renewal underwriting, risk selection and segmentation, pricing, and straight through to policy binding and issuance. We continued to grow our presence internationally and expand our capabilities into new markets, such as life insurance and annuities, and into new workflows, such as marketing and customer acquisition.

Forms, Rules, and Loss Costs

We are the recognized leader in the U.S. for industry-standard insurance programs that help P&C insurers define coverages and issue policies. We provide policy language, prospective loss costs, policy writing and rating rules, and a variety of underwriting solutions for risk selection and segmentation, pricing, and workflow optimization across 31 lines of insurance. Our policy language, prospective loss cost information, and policy writing rules can serve as integrated, turnkey insurance programs for our clients.

Insurance companies need to ensure that their policy language, rules, and rates comply with all applicable legal and regulatory requirements. They must also make sure their policies remain competitive by promptly changing coverages in response to changes in statutes, case law, or regulatory requirements. To meet our clients’ needs, we process approximately 2,000 regulatory filings and interface with state regulators in all 50 states plus the District of Columbia, Guam, Puerto Rico, and the Virgin Islands each year to ensure smooth implementation of our rules and forms. When insurers choose to develop their own alternative programs, our industry-standard insurance programs also help regulators ensure that such insurers’ policies meet basic coverage requirements.

Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements, and policy writing support language that assist our clients in understanding the risks they assume and the coverages they offer. With these policy programs, insurers also benefit from economies of scale. We have more than 240 insurance experts and specialized lawyers reviewing changes in each state’s insurance rules and regulations, including an average of approximately 14,800 legislative actions, 12,500 regulatory actions, and 2,000 court decisions per year, to make any required changes to our policy language and rating information.

To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowners line of insurance, we maintain policy language and rules for approximately seven basic coverages, 385 national endorsements, and 685 state-specific endorsements.

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

To provide our clients and the regulators with the information they require, we maintain one of the largest private databases in the world. Over the past five decades, we have developed core expertise in acquiring, processing, managing, protecting, and operating large and comprehensive databases that are the foundation of our insurance offerings. We use our proprietary technology to assemble, organize, and update vast amounts of detailed information submitted by our clients. We supplement this data with publicly available information.

In 2023, P&C insurers sent us approximately 2.8 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain an underwriting database of more than 34.5 billion statistical records, including approximately 9.2 billion commercial lines records and approximately 25 billion personal lines records. We collect unit transaction detail of each premium and loss record, which enhances the validity, reliability, and accuracy of our data sets and our actuarial analyses. Across all of our insurance lines, our proprietary quality process includes more than 2,900 separate checks to ensure that the data meets our high standards.

Using our large database of premium and loss data, we provide actuarial services to help our clients analyze and price their risks. Our actuaries are able to perform sophisticated analyses using our predictive models and analytic methods to help our P&C insurance clients with pricing, loss reserving, and market analysis. We distribute a number of actuarial solutions and offer flexible services to meet our clients’ needs. In addition, our actuarial consultants provide customized services for our clients that include assisting them with the development of independent insurance programs, analysis of their own underwriting experience, development of classification systems and rating plans, and a wide variety of other business decisions. We also supply information to various clients in other markets, including reinsurance and government agencies.

We project clients' future losses and loss expenses using a broad set of data. Those projections tend to be more reliable than if our clients used their own data exclusively. We make a number of actuarial adjustments before the data is used to estimate future costs. Our clients can use our estimates of future costs in making independent decisions about the prices charged for their policies. For most P&C insurers in most lines of business, we believe that our estimates of future costs are an essential input to rating decisions. Our actuarial solutions and services are also used to create the analytics underlying our industry-standard insurance programs described above.

In response to the challenges faced by our clients to reduce operating complexity and improve their speed to market, we are undertaking an extensive modernization of our core lines product. This “reimagine” of our forms, rules, loss costs and related solutions is designed to deliver increased value to our customers. The Reimagine program will include significant enhancements to our existing solutions; new digital workflow tools, insights, and analytics; and an enhanced content delivery platform.

Underwriting Data and Analytics Solutions

We gather information on individual properties, vehicles and communities providing the breadth and depth of data and analytics needed to support our clients as they evaluate, segment, and price personal and commercial insurance, as well as commercial liability insurance, throughout the policy lifecycle. Our property- and auto- specific rating and underwriting information allows our clients to understand, quantify, underwrite, mitigate, and avoid potential loss for these risks.

Our database contains data and analytics on approximately 15.9 million commercial properties in the U.S. We have a staff of approximately 500 field representatives strategically located around the U.S. who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities, and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits more than 300,000 commercial properties to collect information on new buildings, verify building attributes, and provide specific loss costs. Our auto solutions are powered by a mix of third-party and proprietary data ranging from 2 billion traffic court records to 500 billion miles of connected car telematics data and we have characteristics on more than 270 million insured drivers and 280 million registered vehicles with access to expansive industry databases on loss costs and claims.

We are a leading provider of innovative solutions for the personal underwriting markets, including homeowners and auto lines. Drawing on an array of resources from proprietary and third-party data to geospatial imagery, we build and maintain widely used industry-standard tools that assist insurers in underwriting and rating—that is, measuring and selecting risks and pricing coverage appropriately to help ensure fairness to the consumer and a reasonable return for the insurer. Our solutions apply advanced predictive analytics to our deep reservoir of data and information to gauge the degree and cost of risk quickly and precisely, and our workflow tools help insurers increase speed and cost-efficiency while enhancing customer experiences. These solutions span a range of applications—from using precise home reconstruction costs to help policyholders have the right amount of coverage, to providing auto insurers with the data that supports offering consumers a bindable quote in minutes through modern API’s.

We also provide proprietary analytic measures of the ability of individual communities to mitigate losses from important perils. Nearly every property insurer in the U.S. uses our evaluations of community firefighting capabilities to help determine premiums for fire insurance throughout the country. We provide field-verified and validated data on fire protection services for approximately 36,000 fire response jurisdictions. We also offer services to evaluate the effectiveness of community enforcement of building codes and the efforts of communities to mitigate damage from flooding.

Further, we provide information on the insurance rating territories, premium taxes, crime risk, and hazards of windstorm, earthquake, wildfire, and other perils. To supplement our data on specific commercial properties and individual communities, we have assembled, from a variety of internal and third-party sources, information on hazards related to geographic locations representing every postal address in the U.S. Insurers use this information not only for policy quoting but also for analyzing risk concentration in geographical areas. We also make our data and analytics available to commercial real estate lenders to allow them to better understand risks associated with people to whom they lend.

Extreme Event Solutions

We are a leader in and pioneered the field of probabilistic catastrophe modeling used by insurers, reinsurers, intermediaries, financial institutions, and governments to manage their risk from extreme events. Our models, which form the basis of our solutions, enable companies to identify, quantify, and plan for the financial consequences of catastrophes. We have developed models for hurricanes, earthquakes, winter storms, tornadoes, hailstorms, wildfires, and floods in more than 120 countries, as well as for pandemics worldwide. We have developed a probabilistic terrorism model capable of quantifying the risk in the U.S. from this evolving threat, which supports pricing and underwriting decisions down to the level of an individual policy, as well as models for estimating losses to crop insurance programs in the U.S., Canada, India, and China. Our newest models offer risk quantification solutions for the casualty line of business.

We also help businesses and governments better anticipate and monitor risks in Earth’s natural environment. We prepare certain agencies and companies to anticipate, manage, react to, and profit from climate- and weather-related risk. We serve our customers by providing advanced research, development, and analysis delivered in reports, data streams, and software solutions. We are dedicated to the advancement of the atmospheric and remote sensing science disciplines and directly addressing problems regarding weather, climate, and air quality as well as oceanography and the planetary sciences. Through research conducted by our in-house scientific staff, and often in collaboration with prominent scientists at academic and other research institutions, we have developed analytical tools to help measure and observe environmental properties and translate those measurements into actionable information.

Finally, we offer global risk intelligence providing insight into sustainability, resilience, and environmental, social, and governance (ESG) issues, underpinned by geospatial data and analytics. We provide intelligence on sustainability, resilience, human rights, sovereign and political risk, and ESG—stitching together these disparate issues into an interconnected global view built upon objective insight and data.

Life Insurance Solutions

In recent years we have expanded our offerings to also serve the life insurance and annuities markets through our 2019 acquisition of  FAST. Life Insurance Solutions enable new approaches across the policy life cycle through no-code technology, data analytics, and modeling. We have developed a suite of solutions that apply advanced analytics, automation, and machine learning to existing and emerging data sources. Our solutions are designed to help transform current workflows in life insurance underwriting, claim insights, policy administration, unclaimed property/equity, compliance and fraud detection, and actuarial and portfolio modeling. Our industry-leading FAST platform can reduce time to market, enables faster policy conversion, and can reduce information technology costs for our customers, uniquely positioning us to help support the modernization of the life insurance industry.

Specialty Business Solutions

We are a leading software supplier to the global specialty insurance market with particular focus on the London specialty market where we have a long-standing client base. Our powerful software suite, coupled with our vast datasets, experience, and technology allows our clients to grow and better manage their business with greater efficiency, flexibility, and data governance. Our solutions serve insurers, (re)insurers, brokers, cover holders, and managing general agents (MGAs) in London and across the globe.

We help drive the success of many of the fastest growing insurance and reinsurance specialists by providing full end-to-end management of insurance and reinsurance business. Our suite of software solutions covers a broad range of insurance processes from policy negotiation and placement, pricing and policy administration through to claims and outwards reinsurance.

Many of our solutions can be integrated with one another and with capabilities across the organization to meet evolving client needs and offer a compelling digital ecosystem for the London and global insurance market. To that end, our global marketplace solution offers seamless real-time quote-to-bind electronic placing and distribution for the specialty insurance market.

Marketing Solutions

Through recent acquisitions, we extended our data and workflow capabilities to help the global insurance industry drive improvement in customer acquisition, growth, and retention. Marketing and advertising spend for insurers goes well beyond $10 billion and has continued to increase year over year. We possess unique and proven data sets that help the insurance industry more precisely segment, target, and optimize advertising and marketing spend. Solutions include compliant, real-time decisioning, profitability, and risk assessment (pre-quote and pre-underwriting) for inbound consumer interactions. We also power ongoing enrichment of prospective and current customer insights for the highest probability of retention and increased share of wallet (policy bundling) as well as full coverage of US households and consumers to drive prospect marketing and advertising strategies. Verisk Marketing Solutions brings a unique insurance-focused, specialized offering that covers insurance carriers’ holistic marketing data needs.

International Underwriting Solutions

We continue to expand our footprint of data and solutions to include international markets. Our international insurance markets grew through acquisitions and today serve a large number of insurers operating in the Canadian, United Kingdom (U.K.) and Irish property and casualty markets, and travel market. Additionally, our international market provides services to much of the Lloyd's of London market, while also serving clients in Continental Europe, Singapore, China, Australia, and New Zealand. The international enhanced commercial and residential property models and enriched data sets help insurers with triage, reconstruction value, risk selection, pricing, benchmarking, and portfolio management across multiple insured segments. Insurers also use our solutions to help fine-tune the accuracy of their rating models and to enhance underwriting results through a set of analytical solutions that predict the relative risk and variation of major insurance perils, including theft, flood, storm, fire, freeze, etc. In addition to property data and solutions, clients can benefit from decision and benchmarking analytics using firmographic, technographic, and business intelligence and proprietary management competency scores, delivered digitally to enable straight through processing. Our suite of international solutions also includes rating tools that automate the assessment of pre-existing conditions, helping travel and health insurers to get a broad view of a customer's medical risk and make underwriting decisions with speed and precision.

Claims

Our claims insurance solutions provide our customers analytics in fraud detection, compliance reporting, subrogation liability assessment, litigation, and repair cost estimation and valuation, including emerging areas of interest within these categories.

Property Estimating Solutions

We also provide data, analytics, and networking solutions for professionals involved in estimating all phases of building repair and reconstruction. We provide solutions for every phase of a building’s life, including:

• quantifying the ultimate cost of repair or reconstruction of damaged or destroyed buildings for personal and commercial properties;

• aiding in the settlement of insurance claims; and

• tracking the process of repair or reconstruction and facilitating communication among insurers, adjusters, contractors, and policyholders.

To help our customers estimate repair costs, we provide a solution that assists contractors and insurance adjusters in estimating repairs using a patented plan-sketching program that automatically calculates material and labor quantities for all desired construction or repairs to a structure based on user inputs.

We also provide our customers access to price lists, which include structural repair and restoration pricing for 468 separate economic areas in North America based on direct market surveys and analysis of actual customer claim experience. We revise this information monthly, and as often as weekly in the aftermath of major disasters, to reflect rapid price changes. Our structural repair and cleaning database contains approximately 21,000 unit-cost line items. We estimate that more than 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair pricing data. This large percentage leads to accurate reporting of pricing information, which we believe is unmatched in the industry.

Our virtual claims-adjusting tools help improve policyholder satisfaction, reduce human error, and save on loss adjustment expense. These tools simplify collaboration among claims professionals, contractors, and policyholders as they work together remotely and efficiently. These cloud-based and on-premise solutions include real-time video collaboration, remote measuring tools, generative AI-powered damage assessment, and image analytics fraud warnings, among other features.

Customers access our ecosystem for enhanced claims handling and analysis. For example, they can use our weather API for near-real-time updates and valuable insights for responding to weather perils that can impact their policyholders and their business. They can also use our data insights to analyze and benchmark their performance against peers in the industry and to manage claims assignments.

Anti-Fraud Solutions

We are a leading provider of fraud-detection tools for the P&C insurance industry. Our anti-fraud solutions can improve our customers’ profitability by predicting the likelihood that fraud may be occurring and by detecting suspicious activity after it has occurred.

Our claims database lends significant support to the fight against insurance fraud. The database contains information from more than 1.7 billion claim records and is the world’s largest database of P&C claims information used for claims processing and fraud investigations. Insurers and other participants submit more than 184,000 new claims a day on average across all U.S. P&C insurance industry categories. The benefits of an industrywide claims database include improved efficiency in reporting data and searching for information, enhanced capabilities for detecting suspicious claims, and superior information for investigating fraudulent claims, suspicious individuals, and possible fraud rings. Our database also helps insurers fulfill their regulatory compliance reporting requirements at both the state and federal levels for delinquent child-support liens and other required checks.

When a claim is submitted, our system searches our claims database and returns information about other claims filed by the same individuals or businesses (either as claimants or insureds) that helps our customers determine if fraud may be occurring. The system searches for matches in identifying information fields, such as name, address, Social Security number, vehicle identification number, driver’s license number, tax identification number, or other parties to the loss. Our system also includes advanced name and address searching to perform intelligent searches and improve the overall quality of the matches.

Information from match reports speeds payment of meritorious claims while providing a defense against fraud and can lead to denial of a claim, negotiation of a reduced award, or further investigation by the insurer or law enforcement. We also have a suite of advanced fraud analytics solutions: a solution that uses predictive models to accurately score claims based on fraud indicators; an injury claims solution that uses predictive analytics to detect medical provider fraud, waste, and abuse; and a network analytics solution that helps detect patterns indicative of organized fraud. A claims adjuster or investigation professional can use our comprehensive case management system to manage claim investigations.

We continually pursue new solutions that help our customers keep abreast of changing markets and technology. For example, we developed a digital media database that allows customers to view prior-loss images on claim matches so they can detect pre-existing damage on new claims. Our advanced digital media forensics can detect suspicious claim-related photos, and our customers can flag stolen and synthetic identities in the database to help subscribers deter that type of fraud. We also provide accurate person and vehicle coverage details at first notice of loss (FNOL), including verified registered owner information through DMV data, contact information for the individual, and brief claims history.

Casualty Solutions

We offer a full suite of casualty/bodily injury solutions to serve the P&C industry, third-party administrators, and self-insured employers. Verisk casualty solutions focus on compliance (Medicare Secondary Payer and workers’ compensation state reporting); casualty claims decision support (severity detection and damage assessment); and workflow automation (automated medical record review and claims processing). Our compliance division offers Medicare Secondary Payer solutions and services to comply with the federal statute, including Section 111 Centers for Medicare & Medicaid Services (CMS) reporting, lien resolution/conditional payments, liabilities repayment, and ongoing protection of the Medicare Trust Fund via Medicare Set Aside (MSA) services. As the largest provider of Medicare compliance services in the industry, we play a critical role in assisting and protecting all stakeholders, including Medicare and its beneficiaries.

Our comprehensive workers’ compensation state reporting helps customers meet the very complex compliance requirements for reporting to states and other government related agencies and entities through an automated process driving efficiency and productivity for the U.S. P&C insurance industry.

Our casualty claims decision support and workflow automation offerings augment human capital in a claims organization to make accurate decisions while eliminating manual steps in the process. We have solutions that leverage AI and generative AI to automatically extract unstructured data from and summarize medical records for efficient review and analysis during claim processing and demand packages review to improve injury evaluations and settlement negotiations. We also offer tools that use predictive analytics to provide workers’ compensation severity scoring from first notice of loss through claim closure to help our customers accurately settle claims. For liability, our customers can use our solution to find comparative liability in personal auto, commercial auto, and general liability claims for injury evaluation, determining accident liability and identifying subrogation opportunities.

International Claims Solutions

We continue to expand our claim product offerings to international markets through internal innovations and acquisitions in both the United Kingdom and Continental Europe. Our solutions are centered around personal injury and motor franchises covering Germany, the Nordics, and the United Kingdom with complementary offerings to the property claims sector in the United Kingdom. Our solutions aim to enable greater certainty, lower indemnity, more automation, and quicker speed to settlement for our personal lines insurance customers. Where appropriate, we look to leverage our growing data assets to introduce claim analytics and anti-fraud solutions in these markets.

Energy and Specialized Markets Segment

Up until the sale of our Energy business on February 1, 2023, we were a leading provider of data analytics across the natural resources value chain including the global energy, chemicals, metals and mining, and power and renewables sectors. We delivered analysis and advice on assets, companies, governments, and markets based on proprietary near real time data as well as historic information. This enabled us to offer a comprehensive and integrated analysis of relevant commodities to our customers. We provided research and consulting services focusing on supporting customer capital allocation decisions, asset valuation and benchmarking, commodity markets, and corporate analysis. We offered consultancy in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support.

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

Financial Services

Before the sale of Financials Services Segment on April 8, 2022, we maintained the largest bank account consortia to provide competitive benchmarking, decisioning algorithms, business intelligence, and customized analytic services to financial institutions, payment networks and processors, alternative lenders, regulators, and merchants enabling better strategy, marketing, and risk decisions. We delivered unique solutions and services to an expanding customer base that valued the comprehensiveness of our data and solutions as well as our full wallet-spend view of a consumer. Complementing this, we leveraged our partnerships with processors and credit bureaus not only to augment the richness of our data but also to provide expanded solutions across the broad span of consumer banking and retail solutions.

Our Customers

The customers in our Insurance segment for the lines of P&C services we offer include the top 100 P&C insurance providers in the U.S., 18 of the top 25 global reinsurance companies, as well as domestic InsurTech companies and insurers in international markets. A substantial majority of P&C insurance providers in the U.S. use our statistical agent services to report to regulators, and the majority of insurers and reinsurers in the U.S. use our actuarial services and industry-standard insurance programs. In addition, certain agencies of the federal government as well as county and state governmental agencies and organizations use our solutions to help satisfy government needs for risk assessment and emergency response information. Within Extreme Events, we serve reinsurers, insurers, brokers, governments, and corporates helping them identify, quantify and plan for the financial consequences of catastrophes. For life and annuity insurers, we offer digital solutions including electronic applications and policy administration systems to enable automated/accelerated triage, underwriting, fraud detection, and modeling. Our claims database serves thousands of customers, representing approximately 90% of the P&C insurance industry by premium volume, approximately 500 self-insurers, approximately 400 third party administrators, several state fraud bureaus, and many law enforcement agencies involved in the investigation and prosecution of insurance fraud. We estimate that more than 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair cost estimation pricing data.

Our Competitors

The breadth of markets we serve exposes us to a broad range of competitors as described below. Businesses that we acquire may introduce us to additional competitors.

Our Insurance segment operates primarily in the U.S. P&C insurance industry. We have a number of competitors in specific lines or services. We encounter competition from a number of sources, including insurers that develop internal technology and actuarial methods for proprietary insurance programs. Competitors also include other statistical agents and other advisory organizations, that provide underwriting rules, prospective loss costs, and coverage language. Competitors for our property-specific rating and underwriting information are primarily regional providers of commercial property inspections and surveys as well as emerging providers in the InsurTech space. We also compete with a variety of organizations that offer consulting services, primarily specialty technology and consulting firms. In addition, a customer may use its own internal resources rather than engage an outside firm for these services. Our underwriting solutions compete with a variety of companies in the marketplace. Our competitors include information technology product and services vendors; management and strategy consulting firms; and smaller specialized information technology and analytical services firms. Finally, in the life insurance sector, our solutions compete against numerous independent vendors, as well as the in-house technology departments of Life Insurers. In the P&C insurance claims and catastrophe modeling markets, certain products are offered by a number of companies in the areas of catastrophe modeling, repair cost estimating, claims investigative reports, claims fraud analytics, and injury claims analytics. We believe that our P&C insurance industry expertise, and our ability to offer multiple applications, services, and integrated solutions to individual customers are competitive strengths.

Development of New Solutions

We take a market-focused team approach to developing our solutions. Our operating units are responsible for developing, reviewing, and enhancing our various solutions and services. Our data management and production team designs and manages our processes and systems for market data procurement, proprietary data production, and quality control. Our teams support our efforts to create new information and solutions from available data and explore new methods of collecting data. We are focused on understanding and documenting business unit and corporate data assets and data issues, sharing and combining data assets across the enterprise, creating an enterprise data strategy, facilitating research and product development, and promoting cross-enterprise communication.

Our software development teams build the technology used in many of our solutions. As part of our product development process, we continually solicit feedback from our customers on the value of our solutions and services and the market’s needs. We have established an extensive system of customer advisory panels that meet regularly throughout the year to help us respond effectively to the needs of our markets. In addition, we use frequent sales calls, executive visits, user group meetings, and other industry forums to gather information to align our product development efforts with the needs of the market. We also use a variety of market research techniques to enhance our understanding of our customers and the markets in which they operate.

We add to our offerings through an active acquisition program. Since 2021, we have acquired 13 businesses, which have allowed us to enter new markets, offer new solutions, and enhance the value of existing services with additional proprietary sources of data.

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

Sales, Marketing, and Customer Support

We sell our solutions and services primarily through direct interaction with our customers. We employ a three-tier sales structure that includes salespeople, technical consultants, and sales support. Within our Company, several areas have sales teams that specialize in specific solutions and services. Those specialized sales teams sell specific, highly technical solution sets to targeted markets in coordination with account management.

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

Salespeople participate in both sales and customer service activities. They provide direct support, interacting frequently with assigned customers to ensure a satisfactory experience using our services. Salespeople primarily seek out new sales opportunities and work with the various product teams to coordinate sales activities and ensure our solutions fit the customer's needs. We believe our salespeople’s product knowledge, skills to develop relationships of trust, and local presence differentiate us from our competition. Subject matter experts work with salespeople on specific opportunities for their assigned solutions and segments. Salespeople manage the overall sales process and subject matter experts manage the rigorous integration and functional fit discussions to ensure mutual success and satisfaction. Both salespeople and technical consultants have responsibility for identifying new sales opportunities as well as handling renewals of existing business. A team approach and a common customer relationship management system allow for effective coordination among the groups.

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

Data Centers

In 2023, with our migration to cloud computing, we closed our Lehi, Utah Data Center. We have plans to close our Somerset, New Jersey facility in the first half of 2024.  We will continue to maintain other datacenters dedicated to other businesses we acquired recently.

Disaster Recovery

We are committed to a framework for business continuity management and carry out annual reviews of the state of preparedness of each business unit. As we migrate our application to public cloud, we also evaluate the level of redundancy required for each application. We leverage native cloud capabilities with regards to availability and use both zones and regions in public cloud based on availability requirements. Business continuity planning is in place for all of our critical business processes to provide for the prompt and effective continuation of critical services in the event of a business disruption. Our business continuity program adheres to ISO 22301:2019, which is an international standard for business continuity. All business impact analysis and business continuity plans are reviewed and updated, at a minimum, annually or when significant business changes occur.

Security

We have adopted a wide range of measures to secure our IT infrastructure and data. Security measures generally cover the following key areas: security policies and governance committees, physical security, logical security of the perimeter, network security such as firewalls, logical access to applications and operating systems, deployment of endpoint anti-malware software, email security, and appropriate procedures relating to removable media such as laptops. Laptops are encrypted, and media leaving our premises and sent to third-party storage facilities are also encrypted. Our commitment to security has earned ISO 27001:2013 Certification for our core data centers, which is an international standard for best practices associated with our Information Security Management System. See also "Item 1C. Cybersecurity."

Intellectual Property

We own a significant number of intellectual property rights, including copyrights, trademarks, trade secrets, and patents. Specifically, our policy language, insurance manuals, software, and databases are protected by both registered and common law copyrights. and the licensing of those materials to our customers for their use represents a large portion of our revenue. We also own in excess of 600 trademarks in the U.S. and foreign countries, including the names of our solutions and services and our logos and tag lines, many of which are registered. We believe many of our trademarks, trade names, service marks, and logos to be of material importance to our business, as they assist our customers in identifying our solutions and services and the quality that stands behind them. We consider our intellectual property to be proprietary, and we rely on a combination of statutory (for example, copyright, trademark, trade secret, and patent) and contractual safeguards in a comprehensive intellectual property enforcement program to protect it wherever it is used.

We also own several patents and have several pending patent applications in the U.S. that complement our solutions. We believe the protection of our proprietary technology is important to our success, and we will continue to seek to protect those intellectual property assets for which we have expended substantial research and development capital and that are material to our business.

To maintain control of our intellectual property, we enter into contractual agreements with our customers, granting each customer permission to use our solutions and services, including our software and databases. This helps maintain the integrity of our proprietary intellectual property and to protect the embedded information and technology contained in our solutions. As a general practice, employees, contractors, and other parties with access to our proprietary information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information, and technology.

Human Capital

Our global workforce is united by our mission to serve, add value, and innovate for our customers. We continue to invest in our people worldwide by encouraging all employees to reach their full potential through our focus on learning, providing competitive compensation and benefits, and our culture anchored on our purpose driven values of results, learning, and caring.

As a knowledge-based business, we carefully integrate the skills and talents of approximately 7,500 employees worldwide as of December 31, 2023. Most of our highly credentialed team holds advanced degrees and professional certifications specializing in actuarial science, chemistry and physics, commercial banking and finance, commodity analytics, data science and artificial intelligence, economics, engineering, GIS mapping, meteorology, natural resources, predictive analytics, supply chain, and other fields.

Approximately 62% of our employees are based in the United States, 12% in the United Kingdom, 8% in India, with the remainder serving in 18 other countries across the globe.

Very few of our employees are represented by unions or subject to collective bargaining agreements, and only a small number of employees in Germany are represented by a works council. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

We support and work to inspire our people with a collaborative and engaging culture, and career development and learning opportunities at all levels, competitive compensation and benefits, an ongoing focus on well-being, and responsive leadership. Starting in 2021, we introduced a common global wellbeing day across the enterprise to recognize the importance of the total wellbeing of our workforce. In addition, in 2022, we introduced Juneteenth as a U.S. holiday to recognize this significant milestone in U.S. history.

In 2023, career development across the Company was prioritized. We listened to employee and manager feedback and implemented an employee-centric strategy. We took the first step towards providing clearer pathways for career progression with the new Career Framework. We started this journey to create a structure that organizes jobs and supports career growth. We believe the Career Framework will put Verisk in a better position to attract, retain, and engage talent to help us meet our current and future business needs. The framework will provide clarity on what it means to be in a certain role, so employees can leverage it to set goals and find different development opportunities within the Company.

Each quarter, employees and managers were provided customized training and were prompted to review and discuss goals, progress, and ways to grow and develop. We supported managers by offering targeted training around having productive career conversations. We saw meaningful impact from this training. 63% of managers attended and 75% of managers who attended confirmed having career conversations with their direct reports. This year, we also introduced in-person, conference style career events in five major locations, globally "CareerCon". These events (attended by 755 employees globally) were structured around topics that included career pivots, career growth and career development tools. In addition, over 11,500 attendees were recorded at various targeted training sessions and "Learning Breaks" on topics that included leadership, motivation, feedback, creativity, and learning.

Our leadership development programs are targeted at rising professionals and first-time managers. Both programs were redesigned to align with our new corporate values and achieved global reach with the addition of APAC cohorts. Our rising professionals program participation increased by 20% in 2023. The 2023 Leadership Meeting brought together 107 thought leaders across our business. The event fostered understanding of business strategy, visibility, and alignment on 2023 key priorities, and created momentum and engagement for the future. New for 2023, we introduced a targeted learning program for a small group of high potential talent, giving them access to meet members of our Board of Directors and network across business lines.

Throughout this year of change and steady improvement, we continued to have an engaged employee population. We continued to curate self-paced learning resources and create real-time opportunities for employees to take charge of their development and learn from each other. All employees have access to our world-class virtual learning platform, which features thousands of courses taught by industry experts. Employees focused on building leadership, organizational, and technical skills on the platform. Course enrollments remained steady at approximately 49,000. Enrollment on our more specialized, long-form learning platform increased by 35%. Learners spent an average of 15 hours on the platform.

We offer competitive salaries, short and long-term incentives, and the opportunity for advancement. In addition, our program includes paid time off (“PTO”), flextime and telecommuting options, and a 401(k) program with a 100% company cash match (up to 6%). We also offer health insurance plans, no-cost life insurance equivalent to annual salary (with the option to purchase more), a discounted stock purchase program, a variety of physical, mental, and financial well-being offerings and resources, and more. Terms vary by business unit and country.

Employees can also take advantage of our employee networks, grassroots groups that help support diversity-related programs and events and promote an inclusive community. We currently have eight networks: the Verisk Women's Network, the Verisk Pride Network, the Verisk Veterans and Military Service Members Network, the Verisk REACH Network (dedicated to empowering Black employees), the Verisk Parents Network, the Verisk Unidos Network (promoting awareness of Hispanic and Latinx culture), the Verisk Asian Network, the Verisk Accessibility Network, and the recently added Verisk Indigenous Network, launched to commemorate National Day for Truth and Reconciliation in September. In 2023, our Employee Networks (ENs) increased in membership with almost one-third of Verisk employees worldwide in at least one employee network.

A global mentoring program sponsored by our ENs is helping participants find an inclusive space in which to develop themselves, grow their careers, and build community. Over 200 mentee/mentor pairs participated in this year's cohort, spanning 14 business functions, 30 locations and 11 countries. Almost 2,000 hours of mentoring were delivered though this formal program in 2023.

We hosted our second installment of Days of Understanding in July, as part of the CEO action Pledge for Diversity & Inclusion. Sessions were held over three days that tackled courageous topics and conversations around colorism, transgender rights, women's rights, working parent challenges, and navigating a civilian world. More than 1,000 employees around the globe attended.

In 2023, we sought to broaden our talent pool by strengthening relationships with professional organizations and career conferences advancing the interest of underrepresented groups. We engaged with several organizations supporting Black and Latino actuaries and engineers, people of color in the insurance industry, women in insurance and technology, and LGBTQ+ professionals in IT and other sectors in India. These organizations include Association of Professional Insurance Women (APIW), Black Engineer of the Year Award (BEYA), Gamma Iota Sigma, International Association of Black Actuaries (IABA), National African American Insurance Association (NIAAIA), Organization Latino Actuaries (OLA), and Reimagining Inclusion for Social Equity (RISE).

In 2023, over 800 Verisk employees across 23 locations and 7 countries registered volunteer hours during Verisk Volunteer Week. Efforts included a Rise Against Hunger event with over 50,000 meals packed, donation drives, and local community cleanup activities.

The health and safety of our people working around the globe is a top priority, and our facilities worldwide follow rigorous, internally and externally audited, occupational health and safety policies. We also recognize that protecting the health, safety and wellbeing of our employees is crucial to our ability to continue to address the impact of the global COVID-19 pandemic.

The majority of our people worked remotely in 2021 but moved to a hybrid work policy in 2022 and 2023 with at least 2 days in the office. Senior leaders moved to 3 days in the office in 2023. We saw increased collaboration and engagement as a result of these moves.

Our employee engagement score for 2023 is at 78%, a 1%-point increase since 2022. Verisk continues to be recognized for our outstanding workplace culture by Great Place to Work® in the U.S., receiving certification for the eighth consecutive year. In 2023, Verisk was certified for the fourth time in the United Kingdom, Spain, and India, and was certified for the second time in Poland. Employees feel Verisk meets the benchmark for innovation, inclusivity, company values, and leaders' effectiveness. We are also earning recognition from seven of the Best Workplaces™ lists including UK's Best Workplaces, UK's Best Workplace for Women, Spain's Best Workplaces, and Poland's Best Workplaces.  The Great Place to Work Institute is a global authority on high-trust, high-performance workplaces. To achieve certification, Verisk employees are surveyed on the extent to which they reported a consistently great workplace experience. To create an outstanding employee experience, leaders understand and act on their results and insights, and continuously communicate with employees through town halls and local engagement events.

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

We are also licensed as a rating, rate service, advisory, or statistical organization under state insurance codes in all 50 states, Puerto Rico, Guam, the U.S. Virgin Islands, and the District of Columbia. As such an advisory organization, we provide statistical, actuarial, policy language development, and related solutions and services to P&C insurers, including advisory prospective loss costs, other prospective cost information, manual rules, and policy language. We also serve as an officially designated statistical agent of state insurance regulators to collect policy writing and loss statistics of individual insurers and compile that information into reports used by the regulators.

Many of our solutions, services, and operations as well as insurers' use of our services are subject to state rather than federal regulation by virtue of the McCarran-Ferguson Act. As a result, many of our operations and solutions are subject to review and/or approval by state regulators. Further, our operations involving licensed advisory organization activities are subject to periodic examinations conducted by state regulators; and our operations and solutions are subject to state antitrust and trade practice statutes within or outside state insurance codes, which are typically enforced by state attorneys general and/or insurance regulators.

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

Strategic and Operational Risks Related to Our Business

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

We depend upon data from external sources, including data received from customers and various government and public record services, for information used in our data repositories. In general, we do not own the information in these data repositories, and the participating organizations could discontinue contributing information to the data repositories. Our data sources could withdraw or increase the price for their data for a variety of reasons, and we could also become subject to legislative, judicial, or contractual restrictions on the use of such data, in particular if such data is not collected by the third parties in a way that allows us to legally use and/or process the data. We are also reliant on internal controls of third parties to ensure the accuracy of their data. If a third party suffers reputational damage from an underlying issue, we may discontinue using their services. If a substantial number of data sources, or certain key sources, were to withdraw or be unable to provide their data, or if we were to lose access to data due to government regulation, decline in reputation or if the collection of data became uneconomical, our ability to provide solutions to our customers could be impacted, which could materially adversely affect our business, reputation, financial condition, operating results, and cash flows.

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

Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2023, approximately 69% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, our invoices for certain of our solutions are linked in part to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry that are beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions.

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

•	paying more than fair market value for an acquired company or assets, or receiving less than fair market value for disposed businesses or assets;

•	failing to integrate or separate the operations and personnel of the acquired or disposed businesses in an efficient, timely manner;

•	assuming potential liabilities of an acquired company;

•	managing the potential disruption to our ongoing business;

•	distracting management focus from our core businesses;

•	failing to retain management at the acquired company;

•	difficulty in acquiring suitable businesses, including challenges in predicting the value an acquisition will ultimately contribute to our business;

•	possibility of overpaying for acquisitions, particularly those with significant intangible assets that derive value using novel tools and/or are involved in niche markets;

•	impairing relationships with employees, customers, and strategic partners;

•	incurring expenses associated with the amortization of intangible assets particularly for intellectual property and other intangible assets;

•	incurring expenses associated with an impairment of all or a portion of goodwill and other intangible assets due to changes in market conditions, weak economies in certain competitive markets, or the failure of certain acquisitions to realize expected benefits; and

•	diluting the share value and voting power of existing stockholders.

The anticipated benefits of many of our acquisitions may not materialize. Future acquisitions or dispositions could result in the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill and other intangible assets, any of which could harm our financial condition.

We may incur substantial additional indebtedness in connection with future acquisitions.

In order to finance acquisitions, which are an important part of our long-term growth strategy, we may incur substantial additional indebtedness and such increased leverage could adversely affect our business. In particular, the increased leverage could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue other operational and strategic opportunities. Further, the Federal Reserve has increased its benchmark interest rate multiple times in 2023 in a bid to reduce rising inflation rates in the United States. These interest rate increases have resulted in higher short-term and long-term borrowing costs. The increased leverage, potential lack of access to financing and increased expenses could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Financial and Economic Risks Related to Our Business

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

Our existing corporate structure and tax positions have been implemented in a manner which we believe is compliant with current prevailing tax laws. However, changes in existing tax laws or rulings, including Federal, State and International, could have a significant impact on our effective tax rate, cash tax positions and deferred tax assets and liabilities. Tax audit examinations with an adverse outcome could have a negative effect in the jurisdictions in which we operate. Furthermore, the Organization for Economic Co-operation and Development (OECD) has issued Pillar Two model rules for a global minimum tax of 15% that has been agreed upon in principle by over 140 countries. Although we do not expect Pillar Two to materially increase our tax expense, the ultimate impact will depend on the implementation of specific rules in each jurisdiction. Accordingly, we will continue to monitor global legislative action for potential impacts. In addition, our tax positions are impacted by fluctuations in our earnings and financial results in the various countries in which we do business.

Cybersecurity and Product/Technology Risks Related to Our Business

Fraudulent or unpermitted data access and other cyber-security or privacy breaches may negatively impact our business and harm our reputation.

Security breaches in our facilities, computer networks, and data repositories may cause harm to our business and reputation and result in a loss of customers. Many of our solutions involve the storage and transmission of proprietary information and sensitive or confidential data, which are significantly complex with various uses across businesses and locations. With a large number of inter-related systems, keeping the technology current and managing vulnerabilities is challenging. As with other global companies, our systems are regularly subject to cyber-attacks, cyber-threats, attempts at fraudulent access, physical break-ins, computer viruses, attacks by hackers and similar disruptive problems. As cyber-threats continue to evolve, we are required to expend significant additional resources to continue to modify and enhance our protective measures and to investigate and remediate any information security vulnerabilities and incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate or detect all security breaches or fraudulent access attempts, nor may we be able to implement guaranteed preventive measures against such security breaches or fraudulent access attempts. Cyber-threats are rapidly evolving and we may not be able to anticipate, prevent or detect all such attacks and could be held liable for any security breach or loss.

Third-party contractors, including cloud-based service providers, also may experience security breaches involving the storage and transmission of proprietary information. If users gain improper access to our data repositories, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on our networks. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.

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

A technology vendor that provides critical services, such as cloud-based infrastructure, creates a single point of failure resulting in pricing or contract lock-in risk.

As our operations migrate to a cloud-based information technology infrastructure and delivery model (distributed computing infrastructure platform for business), systems are consolidated into a smaller number of large infrastructure suppliers. We cannot easily switch cloud providers, meaning that any disruption of or interference with our use of a particular supplier, would impact our operations and our business would be adversely impacted. Any of the few of these suppliers could suffer an outage which would in turn result in an outage for one or more of our products. These suppliers could also be subject to regulatory actions, or conflicts of interest which could force us to seek alternative suppliers in a short time period, at an economic disadvantage.

Generative AI use by our customers or other third parties could result in the replacement of our existing products and/or solutions or the reduction of their relevance.

For a subset of our products we rely on proprietary or copyrighted material which could be fed into generative AI large language models without our knowledge. This could result in duplication of our products or solutions by generative AI tools and reduce the relevance or value proposition of such products or solutions.

Our own use of AI, including but not limited to generative AI, to enhance our products could lead to unanticipated consequences such as ethical, compliance, privacy-observing, bias-reducing, and/or intellectual property issues.

Increasing use of AI, including but not limited to generative AI models, in our internal systems may create new attack methods for adversaries and raise ethical, technological, legal, regulatory, and other challenges, which may negatively impact our brands and demand for our products and services. Our business policies and internal security controls may not keep pace with these changes as new threats emerge, or the emerging cybersecurity regulations in jurisdictions worldwide.  Additionally, we are actively adding new generative AI features to our services. Because the generative AI landscape is developing and inherently risky, no assurance can be given that such strategies and offerings will be successful or will not harm our reputation, financial condition, and operating results. Product features that rely on generative AI may be susceptible to unanticipated security threats from sophisticated adversaries.

We use analytical models to assist our customers in key areas, such as underwriting, claims, reserving, and catastrophe risks, but actual results could differ materially from the model outputs and related analyses.

We use various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) and data analytics to analyze and estimate exposures, loss trends and other risks associated with our products. We use the modeled outputs and related analyses to assist customers with decision-making (e.g., underwriting, pricing, claims, reserving, reinsurance, and catastrophe risk). The modeled outputs and related analyses are subject to various assumptions, uncertainties, model errors and the inherent limitations of any statistical analysis, including the use of historical internal and industry data. In addition, the modeled outputs and related analyses may occasionally contain inaccuracies, perhaps in material respects, including as a result of inaccurate inputs or applications thereof. Climate change and other variables may make modeled outcomes less certain or produce new, non-modeled risks. Consequently, actual results may differ materially from our modeled results. If, based upon these models or other factors, we provide inaccurate information to customers, or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected which could have an adverse effect on our results of operations and financial condition.

Legal, Regulatory and Compliance Risks Related to Our Business

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

Because personal, public and non-public information is stored in some of our data repositories, we are vulnerable to government regulation and adverse publicity concerning the use of our data. We provide many types of data and services that already are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Driver’s Privacy Protection Act, the European Union’s General Data Protection Regulation, the Dodd Frank Wall Street Reform and Consumer Protection Act and to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe that the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Similar initiatives are under way in other countries in which we do business or from which we source data. We have implemented various measures to comply with the data privacy and protection principles of the European Union’s General Data Protection Regulation, however, there can be no assurances that such methods will be deemed fully compliant. If we are unable to comply with the data privacy and protection principles adopted pursuant to the General Data Protection Regulation, it will impede our ability to conduct business between the U.S. and the E.U. which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We are subject to extensive procurement laws and regulations, including those that enable the U.S. government to terminate contracts for convenience. Our business and reputation could be adversely affected if we or those we do business with fail to comply with or adapt to existing or new procurement laws and regulations which are constantly evolving.

We and others with which we do business must comply with laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of these laws and regulations by us, our employees, or others working on our behalf, such as a supplier or a joint venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to perform services and civil or criminal investigations or proceedings. In addition, costs to comply with new government regulations can increase our costs, reduce our margins, and adversely affect our competitiveness.

Government contract laws and regulations can impose terms, obligations or penalties that are different than those typically found in commercial transactions. One of the significant differences is that the U.S. government may terminate any of our government contracts, not only for default based on our performance, but also at its convenience. Generally, prime contractors have a similar right under subcontracts related to government contracts. If a contract is terminated for convenience, we typically would be entitled to receive payments for our allowable costs incurred and the proportionate share of fees or earnings for the work performed. However, to the extent insufficient funds have been appropriated by the U.S. government to a particular program to cover our costs upon a termination for convenience, the U.S. government may assert that it is not required to appropriate additional funding. If a contract is terminated for default, the U.S. government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties, in some cases in excess of the contract value, exposing us to liability and adversely affecting our ability to compete for future contracts and orders. In addition, the U.S. government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor. Similarly, the U.S. government could indirectly terminate a program or contract by not appropriating funding. The decision to terminate programs or contracts for convenience or default could adversely affect our business and future financial performance.

General Risk Factors related to our Business

Our operations are subject to additional risks inherent in international operations.

With operations in 19 countries, we provide services to the insurance industry worldwide, including operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable geopolitical developments, including legal and regulatory changes; tax changes; changes in trade policies; changes to visa or immigration policies; regulatory restrictions; government leadership changes; political events and upheaval; sociopolitical instability; social, political or economic instability resulting from climate change; and nationalization of our operations without compensation. Adverse activity in any one country could negatively impact operations, increase our loss exposure under certain of our insurance products, and could, otherwise, have an adverse effect on our business, liquidity, results of operations, and financial condition depending on the magnitude of the events and our net financial exposure at that time in that country.

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

Physical and transition risks associated with climate change and its consequences could disrupt operations, threaten the safety of employees, or negatively impact our financial performance.

While we seek to be a strategic partner to the global insurance industry in analyzing risks related to climate change and building resilience, we recognize that there are inherent risks wherever business is conducted.  Climate-related events and its associated risks including acute physical risk such as heatwave, hurricane/cyclone, inland flooding, and wildfire, and chronic physical risk such as sea level rise and water stress could disrupt our operations and threaten the safety of our employees. Transition risks associated with achieving a lower-carbon global economy encompassing policy and legal risk such as potential costs associated with the introduction of mandatory global carbon pricing and potential regulatory mandates involving climate-related reporting obligations, technology risk such as the potential increase in costs associated with a mandated transition to low-emissions technologies, market risk such as the potential impacts of a market shift in customer demand toward low-carbon solutions, and reputation risk such as potential impacts on our business from increasing stakeholder expectations related to real or perceived deficiencies associated with our climate leadership, strategy, performance, or disclosures could negatively impact our financial performance.

We are transitioning to a new Enterprise Resource Planning system and our ability to manage our business and monitor results is highly dependent upon information and communication systems. A failure of these systems or the ERP implementation could disrupt our business and results of operations.

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business, including our enterprise resource planning (“ERP”) systems.

In order to continue support of our growth, we are making significant technological upgrades to our information systems. We are in the process of implementing a company-wide, single ERP software system and related processes to perform various functions and improve on the efficiency of our global business. This is a lengthy and expensive process that will result in a diversion of resources from other operations. Continued execution of the project plan, or a divergence from it, may result in cost overruns, project delays or business interruptions. In addition, divergence from our project plan could impact the timing and/or extent of benefits we expect to achieve from the system and process efficiencies.

Any disruptions, delays or deficiencies in the design and/or implementation of the new ERP system, or in the performance of our legacy systems, particularly any disruptions, delays or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business and adversely affect our reputation, competitive position, business, results of operations and financial condition.

Risks Related to Our Common Stock

If there are substantial sales of our common stock, our stock price could decline.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive. As of December 31, 2023, our ten largest shareholders owned 40.3% of our common stock, including 2.5% of our common stock owned by our Employee Stock Ownership Plan or ESOP. Such stockholders are able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.

Pursuant to our equity incentive plans, options to purchase approximately 2,732,670 shares of common stock were outstanding as of February 16, 2024. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 1C.	Cybersecurity

We remain steadfast in our commitment to safeguarding the confidentiality, integrity, availability, and responsible use of data. Our rigorous approach to cybersecurity is a comprehensive framework comprising cyber risk governance, risk identification and management, risk prevention and protection, monitoring and detection, and response and recovery planning, which is an integral part of our overall enterprise risk management ("Framework").

Cyber risk governance is founded on direction and priorities established by our leadership, supported and overseen by the Board of Directors (Board), and deployed through our Framework. The Framework leverages proven standards such as those embedded in the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF"), which are generally accepted by cybersecurity leaders across industries.

The Board oversees our management of cybersecurity, including oversight of appropriate risk mitigation strategies. The Board receives regular reports from executives about our cybersecurity risks, management review processes, overall health and readiness to respond to an incident. As of February 2024, the Board established and convened the first meeting of the Risk Committee of the Board, which in coordination with other relevant Board Committees as appropriate, oversees risk assessment and risk management, including but not limited to the policies, procedures and strategic approach to cyber, technology and information security risks. The Risk Committee of the Board also reports material cybersecurity risks to our full Board.

The Executive Risk Management Committee ("ERMC"), which includes the top corporate executives, is responsible for providing guidance and enforcing our Framework, including the strategies, policies, procedures, processes, and systems, established by management to identify, assess, measure, monitor, and manage risks. The ERMC also reinforces the corporate risk appetite, determines whether residual risk is acceptable, and confirms materiality of security incidents.

The Enterprise Risk Management ("ERM") division oversees and advises on implementation of the Framework throughout our business units. In doing so, the ERM division aggregates and assesses risk across the enterprise. Within the ERM division is the Chief Information Security Officer ("CISO"), who leads our Cybersecurity and Information Risk Management functions. The CISO’s functions partner with the business units to help ensure that cybersecurity risk management strategies are implemented and dedicated liaisons from the business units report to the CISO with meaningful cybersecurity risks, threats, incidents and vulnerabilities in accordance with the CISO’s reporting framework. The ERM division hosts training and awareness sessions, sponsors working groups across the enterprise on critical security topics and provides centralized cybersecurity incident response. Also within the ERM division is our third-party risk program, which implements processes to identify cybersecurity risk associated with our third-party providers. Management, including the CISO and our cybersecurity team, regularly update the Risk committee on our cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports quarterly that cover, among other topics, third-party assessments of the company's cybersecurity programs, developments in cybersecurity and updates to the company's cybersecurity programs and mitigation strategies.

Our business units have dedicated liaisons for risk management activities, who participate in a global security council designed to facilitate implementation of the Framework and associated policies. As custodians and/or processors of our stakeholders’ data, our business units also accept certain compliance responsibilities, including but not limited to, aspects of the General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act (CCPA), the Gramm-Leach Bliley Act ("GLBA"), the Health Insurance Portability and Accountability Act ("HIPAA"), the Fair Credit Reporting Act ("FCRA"), and the Payment Card Industry ("PCI") standard, all to the extent applicable. For each of its business units, we seek to actively confirm that its risk management practices fulfill applicable compliance requirements.

We have adopted a defense-in-depth strategy with a wide range of measures to secure our technology infrastructure and data as per our Framework. Security measures cover the following key areas as aligned with NIST CSF: risk identification and management, risk prevention and protection, monitoring and detection, and response and recovery planning. Key control functions that comprise the security measures include but are not limited to: risk assessment, asset management, supply chain risk management, identity and access management, customer credentialing, physical security, application and infrastructure security, perimeter and network security, secure development and change management, configuration management, endpoint security, security audit logging and monitoring, security operations center, incident response, business continuity and disaster recovery.

Our cybersecurity strategy includes the engagement of strategic providers, consultants and independent assessors to inform us of cyber threats and assess the effectiveness of control design and implementation. Strategic providers include, but are not limited to, a Managed Security Service Provider for our security operations center, as well as service providers that supplement incident response processes related to threat intelligence and dark web monitoring. Independent assessors include, but are not limited to, our Internal Audit Department which provides reports to the Audit Committee, as well as assessors that are engaged directly to perform external audits and penetration tests. Through independent assessors, our commitment to security has earned ISO 27001:2013 Certification for our core ERM centrally provided cybersecurity services, which is an international standard for best practices associated with our Information Security Management System.

To date, risks from cybersecurity threats have not materially affected, and we currently do not expect that such risks are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. As discussed more fully under “Item 1A – Risk Factors,” although our processes are designed to help identify, protect, detect, respond to and mitigate potential cybersecurity incidents, cybersecurity threats are rapidly evolving and we may not be able to anticipate, prevent or detect all such attacks and there is no guarantee that a future cybersecurity incident would not materially affect our business strategy, results of operations, or financial condition.

Item 2.	Properties

Our headquarters are in Jersey City, New Jersey. As of December 31, 2023, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	352,765	December 31, 2033
Lehi, Utah	124,986	April 30, 2031
Boston, Massachusetts	115,271	November 30, 2030
Hyderabad, India	92,442	September 30, 2028
London, United Kingdom	50,677	November 29, 2030
Krakow, Poland	21,519	June 30, 2028

We also lease offices in 16 states in the U.S., and 18 offices outside the U.S. to support our international operations in Australia, Canada, China, Costa Rica, France, Germany, India, Ireland, Italy, Japan, Nepal, Poland, Republic of Korea, Singapore, Spain, Singapore, Sweden, and UK.

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

Market Information

Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. As of February 16, 2024, there were approximately 74 stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of common stock is held in “street name” by brokers.

On February 14, 2023, April 25, 2023, July 26, 2023, and October 25, 2023, our Board approved a cash dividend of $0.34 per share of common stock issued and outstanding to the holders of record as of March 15, 2023, June 15, 2023, September 15, 2023, and December 15, 2023, respectively. Cash dividends of $196.8 million and $195.2 million were paid during the years ended December 31, 2023 and 2022 and recorded as a reduction to retained earnings, respectively. We have a publicly announced share repurchase plan and repurchased a total of 86,204,465 shares since our IPO through December 31, 2023. As of December 31, 2023, we had 400,694,309 shares of treasury stock.

Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested in our common stock, with the cumulative total return on $100 invested in the S&P 500 index, an aggregate index of our proxy peers used in our Notice of Annual Meeting of Stockholders and Proxy Statement filed with the Securities and Exchange Commission on April 7, 2023 and an aggregate index of our proxy peer used in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2023 (the "Proxy Statement"). In the transition year, the table and the graph below include both the prior and the new indices of peer companies. The new peer issuers used for this graph are Black Knight, Inc., Nasdaq Inc., CoStar Group Inc., Equifax Inc., Fair Isaac Corp., Gartner, Inc., Global Payments, Inc., Clarivate PLC, Intercontinental Exchange, Inc., Jack Henry & Associates Inc., Moody’s Corporation, MSCI Inc., S&P Global, and TransUnion. The old peer issuers used for this graph are Black Knight, Inc., CoreLogic Inc. (as of June 3, 2021, CoreLogic was no longer a publicly-traded company), CoStar Group Inc., Equifax Inc., Fair Isaac Corp., Gartner, Inc., Global Payments, Inc., IHS Markit (as of February 26, 2022, IHS Markit was no longer a publicly-traded company), Intercontinental Exchange, Inc., Jack Henry & Associates Inc., Moody’s Corporation, MSCI Inc., S&P Global, and TransUnion. The graph assumes that the value of investment in our common stock and each index was $100 at December 31, 2018 and that all cash dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

Assumes $100 Invested on December 31, 2018

Assumes Dividend Reinvested

Fiscal Year Ended December 31, 2023

Recent Sales of Unregistered Securities

We had no unregistered sales of equity securities during 2023.

Issuer Purchases of Equity Securities

Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. As of December 31, 2023, we had $641.5 million available to repurchase shares, being the remaining unused portion of a $3.0 billion authorization, which became effective on February 1, 2023. Our share repurchases for the quarter ended December 31, 2023 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
October 1, 2023 through October 31, 2023	—		—		—	$891.5
November 1, 2023 through November 30, 2023	—		—		—	$891.5
December 1, 2023 through December 31, 2023	1,738,711	(1,2)	$225.76	(1,2)	1,738,711	$641.5
	1,738,711	(1,2)	$225.76	(1,2)	1,738,711

_______________

(1) In March 2023, we entered into Accelerated Share Repurchase ("ASR") agreements to repurchase shares of our common stock for an aggregate purchase price of $2.5 billion with Citibank, N.A. and Goldman Sachs & Co. LLC, respectfully. The ASR agreements are accounted for as treasury stock transactions and forward stock purchase agreements indexed to our common stock. Upon payment of the aggregate purchase price on March 7, 2023, we received an initial delivery of an aggregate of 10,655,301 shares of our common stock at an initial price of $187.70 per share, representing approximately 80 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in December of 2023, we received 865,232 additional shares, as determined by the daily volume weighted average share price of our common stock of $217.00 during the term of these ASR agreements.

(2) In December 2023, we entered into an additional ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $250.0 million with Goldman Sachs & Co. LLC. The ASR agreement is accounted for as a treasury stock transactions and a forward stock purchase agreement indexed to our common stock. Upon payment of the aggregate purchase price on December 14, 2023, we received an initial delivery of 873,479 shares of our common stock at an initial price of $243.28 per share, representing approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in February 2024, we received 178,227 additional shares as determined by the daily volume weighted average share price of our common stock of $237.71 during the term of this ASR agreement.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” New risks and uncertainties come up from time to time, and it is impossible to predict these events or how they may affect us. We have no obligation to update any forward-looking statements after the date hereof, except as required by applicable federal securities law. This discussion includes a comparison of our results of operations, liquidity and capital resources, financing and financing capacity and cash flow for the years ended December 31, 2023 and 2022.

We are a leading data analytics provider serving clients in the insurance markets. Using advanced technologies to collect and analyze billions of records, we draw on unique data assets and deep domain expertise to provide innovations that may be integrated into client workflows. We offer predictive analytics and decision support solutions to clients in rating, underwriting, claims, catastrophe and weather risk, global risk analytics, and many other fields. In the U.S., and around the world, we help clients protect people, property, and financial assets. Refer to Item 1. Business for further discussion.

Our clients use our solutions to make better decisions about risk and opportunities with greater efficiency and discipline. We refer to these products and services as “solutions” due to the integration among our services and the flexibility that enables our clients to purchase components or the comprehensive package. These solutions take various forms, including data, statistical models, or tailored analytics, all designed to allow our clients to make more logical decisions. We believe our solutions for analyzing risk positively impact our clients’ revenues and help them better manage their costs.

Executive Summary

Key Performance Metrics

Revenue growth. We use year-over-year revenue growth as a key performance metric. We assess revenue growth based on our ability to generate increased revenue through increased sales to existing customers, sales to new customers, sales of new or expanded solutions to existing and new customers, and strategic acquisitions of new businesses.

We use year-over-year EBITDA growth as metrics to measure our performance. EBITDA and EBITDA margin are non-GAAP financial measures. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. We calculate EBITDA margin as EBITDA divided by revenues. The respective nearest applicable GAAP financial measures are net income and net income margin. Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders, and others in their evaluation of companies; EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our operating income, net income, or cash flow from operating activities reported under GAAP. Management uses EBITDA and EBITDA margin in conjunction with traditional GAAP operating performance measures as part of its overall assessment company performance. We believe these measures are useful and meaningful because they help us allocate resources, make business decisions, allow for greater transparency regarding our operating performance, and facilitate period-to-period comparisons. Some of these limitations involved in the use of EBITDA are:

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

Revenues

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. Approximately 80% and 81% of the revenues in our Insurance segment for the years ended December 31, 2023 and 2022 were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the years ended December 31, 2023 and 2022, approximately 20% and 19% of our consolidated revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Principal Operating Costs and Expenses

Personnel expenses are a major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 57% and 59% of ourtotal operating expenses (excluding gains/losses related to dispositions) for each of the years ended December 31, 2023 and 2022, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Trends Affecting Our Business

A significant change in P&C insurers’ profitability could affect the demand for our solutions. For insurers, the keys to profitability include increasing investment income, premium growth and disciplined and accurate underwriting of risks. Growth in P&C insurers’ direct written premiums has been cyclical, with total industry premium growth receding from a peak of 14.8% in 2002 to a trough of negative 3.1% in 2009 and subsequently recovering to 5.1% in 2019. In 2020, industry premium growth declined to 2.3% due to the COVID-19 pandemic. Direct premium growth accelerated to 9.5% in 2021 and 9.7% in 2022 indicating a recovery from the pandemic. Based on the most recent results available, direct written premiums continued to grow in 2023 on comparable level. In 2023, the main economic indicators stabilized, inflation began to fall, and the federal interest rate increases stopped mid-year. Despite high interest rates in 2023, the annualized yield on investments (not attributable to cash transfers from outside the P/C industry) was 3.0% as of nine-months 2023, down from the 3.3% yield for year-end 2022. Both recent results are lower than the historical 15-year average of 3.4%, showing that yields have yet to follow the trend in interest rates.

The trend of high catastrophic losses incurred by insurers that began in 2020, continued into 2023 – a time during which  the estimated sum of losses from events that ISO's Property Claims Service had classified as catastrophes remains above the 10- and 20-year averages. The catastrophes of 2020 included Hurricane Laura and the Midwest derecho, as well as multiple wildfires in the Western states.  The most notable events of 2021 included the winter storm in February that left much of Texas without power and Hurricane Ida in August. Calendar year 2022 was marked by Hurricane Ian in September, the deadliest hurricane to strike Florida since 1935. All three of these hurricanes - Laura, Ida, and Ian - are among the strongest hurricanes to ever make landfall in the United States. While 2023 did not bring any high-loss large catastrophes, it is worth noting that the losses incurred by insurers during the tornado season from March to June were record-breaking in the history of ISO's Property Claims Service measurements. The upward trend in the number of disasters recorded by ISO's Property Claims Service continues in 2023 - the average increase in the number of disasters was 14% over the last 5 years. In Florida specifically, the high overall claim risk, as evidenced by Ian, combined with the litigious environment in the state poses an even greater risk to insurers who have faced two consecutive years with significant net underwriting losses. In California, the Department of Insurance enacted regulations for wildfire mitigation discounts in rating plans and wildfire risk models in response to an insurance affordability crisis in wildfire prone areas. We continue to provide the necessary coverages and data and analytics to meet the changing needs of communities, regulators and insurers as illustrated by these events.

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

Description of Acquisitions

We acquired 13 businesses since January 1, 2021. These acquisitions affect the comparability of our consolidated results of operations between periods. See a description of our 2023 acquisitions below and Note 10. Acquisitions to our consolidated financial statements included in this annual report on Form 10-K for further discussions.

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

On February 1, 2023, we acquired 100 percent of the stock of Mavera Holding AB ("Mavera") for a net cash purchase price of $28.3 million, of which $4.2 million represents indemnity escrows. Mavera, a Sweden-based InsurTech firm with a regional presence and established customer base for its personal injury claims management platform, has become a part of the claims category within our Insurance segment. We expect that Mavera will support our expansion in continental Europe and our continued growth as a technology and analytics partner to the global insurance industry.

Description of Discontinued Operations

See a description of our 2023 disposition below and within Note 11. Dispositions and Discontinued Operations to our consolidated financial statements included in this annual report on Form 10-K for further discussions.

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

The Energy business, which was part of our Energy and Specialized Markets segment, was classified as discontinued operations per ASC 205-20 as we determined, qualitatively and quantitatively, that this transaction represented a strategic shift that had a major effect on our operations and financial results. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations for all periods presented. Additionally, all assets and liabilities of the Energy business were classified as assets and liabilities held for sale within our consolidated balance sheet as of December 31, 2022. In connection with the held for sale classification, we recognized an impairment of $303.7 million on the remeasurement of the disposal group held for sale, which has been included in discontinued operations in our consolidated statement of operations. Upon classification of the Energy business as held for sale, its cumulative foreign currency translation adjustment within shareholders’ equity was included with its carrying value, which primarily resulted in the impairment. When we closed on and completed the sale of our Energy business on February 1, 2023, we recognized a loss of $128.4 million. As a result of closing adjustments in the second and fourth quarter of 2023, we incurred an additional net loss of $2.7 million.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated Results of Continuing Operations

Revenues

Revenues were $2,681.4 million for the year ended December 31, 2023 compared to $2,497.0 million for the year ended December 31, 2022, an increase of $184.4 million or 7.4%. The growth in our revenues was partially offset by the sale of 3E and our Financial Services segment, both of which did not qualify as discontinued operations and as a result, their prior year revenues of $60.0 million were included in our results. Our recent acquisitions (Morning Data within the underwriting category of our Insurance segment; and Mavera and Krug within the claims category of the Insurance segment increased net revenues by $32.4 million. The remaining growth in revenues of $212.0 million or 8.7% is related to increased revenues within our Insurance segment. Refer to the Results of Operations by Segment within this section for more information regarding our revenues. Our Specialized Market business was sold in March 2022; and our Energy business, which qualified for discontinued operations in the fourth quarter of 2022, was subsequently sold in February 2023. Our Financial Services segment was sold in April 2022. Our Energy and Specialized Markets and Financial Services segments did not have revenues from continuing operations in 2023.

	2023	2022	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Insurance	$2,681.4	$2,437.0	10.0%	8.7%
Specialized Markets	—	22.4	N/A	N/A
Financial Services	—	37.6	N/A	N/A
Total revenues	$2,681.4	$2,497.0	7.4%	8.7%

Cost of Revenues

Cost of revenues was $876.5 million for the year ended December 31, 2023 compared to $824.6 million for the year ended December 31, 2022, an increase of $51.9 million or 6.3%. Our recent acquisitions and dispositions accounted for a net decrease of $16.5 million in cost of revenues, which was primarily related to salaries and employee benefits. The cost of revenues increase of $68.4 million or 8.7% was primarily due to increases in salaries and employee benefits of $51.0 million, rent expense of $6.6 million, bad debt expense of $3.8 million, travel expenses of $3.6 million, data costs of $1.8 million, and other operating costs of $3.9 million. These increases were partially offset by decreases in information technology expenses of $2.1 million and professional consulting fees $0.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $391.8 million for the year ended December 31, 2023 compared to $381.5 million for the year ended December 31, 2022, an increase of $10.3 million or 2.7%. Our recent acquisitions, primarily related to salaries and benefits of $24.5 million, contributed to the increase, offset by our recent dispositions and acquisition-related earn out costs, which accounted for decreases of $34.1 million and $16.5 million, respectively. The remaining SGA increase of $36.4 million or 10.0% was primarily due to a litigation reserve expense of $38.2 million associated with an indemnification of an ongoing inquiry related to our former Financial Services segment, increases in travel expenses of $3.9 million, professional consulting fees (mostly related to ERP costs) of $3.4 million, information technology expenses of $0.6 million, and other operating costs of $0.9 million, partially offset by a decrease in salaries and employee benefits of $10.6 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $206.8 million for the year ended December 31, 2023 compared to $164.2 million for the year ended December 31, 2022, an increase of $42.6 million or 25.9%. The increase was primarily driven by $44.6 million of depreciation and amortization expense attributed to an increase in assets placed into service to support revenue growth and recent acquisitions of $0.2 million, partially offset by $2.2 million related to recent dispositions. The increase in assets placed into service in 2023 primarily resulted from the timing of certain large internally developed software projects that were completed and placed into service during the year.

Amortization of Intangible Assets

Amortization of intangible assets was $74.6 million for the year ended December 31, 2023 compared to $74.4 million for the year ended December 31, 2022, an increase of $0.2 million or 0.3%. The increase was primarily driven by recent acquisitions of $3.7 million, partially offset by our recent dispositions of $3.5 million.

  Other Operating Income

Other operating income was $0.0 million for the year ended December 31, 2023 compared to $354.2 million for the year ended December 31, 2022. The gain in the prior year was primarily driven by the sale of 3E and Financial Services segment recognized in the prior year.

Investment Income (Loss) and Others, Net

Investment income (loss) and others, net was a gain of $11.0 million for the year ended December 31, 2023 compared to a loss of $5.3 million for the year ended December 31, 2022. The increase was primarily due to impact of foreign currencies.

Interest Expense, net

Interest expense was $115.5 million for the year ended December 31, 2023 compared to $138.8 million for the year ended December 31, 2022, a decrease of $23.3 million or 16.8%. The decrease in interest expense was primarily due to the paydown in the current year of our outstanding borrowings on our Syndicated Revolving and Bilateral credit facilities, and an increase in interest income of $15.8 million, partially offset by interest expense related to the issuance of our 2033 Senior Notes.

Provision for Income Taxes

The provision for income taxes was $258.8 million for the year ended December 31, 2023 compared to $220.3 million for the year ended December 31, 2022. The effective tax rate was 25.2% for the year ended December 31, 2023 compared to 17.5% for the year ended December 31, 2022. The increase in the effective tax rate in 2023 compared to 2022 was primarily due to tax rate benefits in 2022 related to the sale of 3E and a release of a United Kingdom valuation allowance associated with interest expense utilization. In addition, the tax rate for 2023 was higher than the prior year due to tax charges incurred in structuring the Energy sale in the first quarter and the unfavorable impact of the litigation reserve expense, described above, that is anticipated to be mostly non-deductible.

Net Income Margin

The net income margin for our consolidated results was 22.9% for the year ended December 31, 2023 compared to 38.2% for the year ended December 31, 2022. The decrease in net income margin was primarily driven by the net gain from dispositions in the prior year, as well as the current year litigation reserve expense described above.

EBITDA Margin [1]

The EBITDA margin for our consolidated results was 53.1% for the year ended December 31, 2023 compared to 65.7% for the year ended December 31, 2022. The decrease in EBITDA margin was primarily related to dispositions in the prior year, as well as the current year litigation reserve expense described above.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is in the table below:

	Year Ended December 31,
	2023	2022
Net Income	$614.4	$954.3
Less: Loss from discontinued operations, net of tax (benefit) expense of $(12.6) and $131.5, respectively	(154.0)	(87.8)
Income from continuing operations	768.4	1,042.1
Depreciation and amortization of fixed assets	206.8	164.2
Amortization of intangible assets	74.6	74.4
Interest expense	115.5	138.8
Provision for income taxes	258.8	220.3
EBITDA	$1,424.1	$1,639.8
Revenue	$2,681.4	$2,497.0
EBITDA Margin	53.1%	65.7%

Results of Continuing Operations by Segment

Insurance

Revenues

Revenues were $2,681.4 million for the year ended December 31, 2023 compared to $2,437.0 million for the year ended December 31, 2022, an increase of $244.4 million or 10.0%. Our underwriting revenues increased $158.2 million or 9.1%. Our claims revenues increased $86.2 million or 12.3%.

	2023	2022	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Underwriting	$1,892.7	$1,734.5	9.1%	8.5%
Claims	788.7	702.5	12.3%	9.3%
Total Insurance	$2,681.4	$2,437.0	10.0%	8.7%

Our recent acquisitions (Morning Data within the underwriting category of our Insurance segment; and Mavera and Krug within the claims category of the Insurance segment) contributed net revenues of $32.4 million, while the remaining Insurance revenues increased $212.0 million or 8.7%. Our underwriting revenues increased $146.6 million or 8.5% primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our forms, rules and loss cost services as well as selling expanded solutions to new and existing customers within underwriting solutions. In addition, extreme events, life insurance, and specialty business solutions contributed to the growth. Our claims revenues increased $65.4 million or 9.3%, primarily due to growth in property estimating solutions and anti-fraud solutions.

Cost of Revenues

Cost of revenues for our Insurance segment was $876.5 million for the year ended December 31, 2023 compared to $781.9 million for the year ended December 31, 2022, an increase of $94.6 million or 12.1%. Our recent acquisitions and dispositions represented a net increase of $26.2 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining increase in cost of revenues of $68.4 million or 8.7% was primarily due to increases in salaries and employee benefits of $51.0 million, which was primarily driven by increase in rent expenses of $6.6 million, bad debt expenses of $3.8 million, travel expenses of $3.6 million, data costs of $1.8 million, and other operating costs of $3.9. These increases were partially offset by decreases in information technology expenses of $2.1 million and professional consulting fees of $0.2 million.

Selling, General and Administrative Expenses

SGA expenses for our Insurance segment were $391.8 million for the year ended December 31, 2023 compared to $347.4 million for the year ended December 31, 2022, an increase of $44.4 million or 12.8%. Our recent acquisitions and dispositions accounted for an increase of $24.5 million primarily related to salaries and employee benefits, partially offset by acquisition-related earn-out costs of $16.5 million. The remaining increase in SGA of $36.4 million or 10.0% was primarily due to a litigation reserve expense of $38.2 million associated with an indemnification of an ongoing inquiry related to our former Financial Services segment, increases in travel expenses of $3.9 million, professional consulting fees (mostly related to ERP costs) of $3.4 million, information technology expenses of $0.6 million, and other operating costs of $0.9 million, partially offset by a decrease in salaries and employee benefits of $10.6 million.

Investment Income (Loss) and Others, Net

Investment income (loss) and others, net was a gain of $11.0 million for the year ended December 31, 2023 compared to a loss of $4.7 million for the year ended December 31, 2022. The increase was primarily due to impact of foreign currencies.

EBITDA

EBITDA for our Insurance segment was $1,424.1 million for the year ended December 31, 2023 compared to $1,303.0 million for the year ended December 31, 2022. The EBITDA margin for our Insurance segment was 53.1% for the year ended December 31, 2023 compared to 53.5% for the year ended December 31, 2022.

Energy and Specializes Markets and Financial Segments

On March 11, 2022, we completed the sale of 3E, which made up the Specialized Markets within this segment. On February 1, 2023, we completed the sale of our Energy business.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Consolidated Results of Continuing Operations

Revenues

Revenues were $2,497.0 million for the year ended December 31, 2022 compared to $2,462.5 million for the year ended December 31, 2021, an increase of $34.5 million or 1.4%. Our recent acquisitions (Data Driven Safety, LLC, Infutor Data Solutions, LLC, and Opta Information Intelligence Corp. within the underwriting category of the Insurance segment, ACTINEO GmbH, Automated Insurance Solutions Ltd. and Pruvan Inc., within the claims category of the Insurance segment) and dispositions (the Specialized Markets segment and the Financial Services segment) reduced net revenues by $93.8 million. The remaining growth in consolidated revenues of $128.3 million or 5.8% is related to increased revenues within our Insurance segment. Refer to the Results of Operations by Segment within this section for more information regarding our revenues.

	2022	2021	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Insurance	$2,437.0	$2,206.9	10.4%	5.8%
Specialized Markets	22.4	112.8	(80.1)%	—%
Financial Services	37.6	142.8	(73.7)%	—%
Total revenues	$2,497.0	$2,462.5	1.4%	5.8%

Cost of Revenue

Cost of revenues was $824.6 million for the year ended December 31, 2022 compared to $853.7 million for the year ended December 31, 2021, a decrease of $29.1 million or 3.4%. Our recent acquisitions and dispositions accounted for a net decrease of $54.9 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues of $25.8 million or 3.6% was primarily due to increases in salaries and employee benefits of $15.0 million, information technology expenses of $13.6 million and travel expenses of $3.5 million. These increases were partially offset by decreases in data costs of $4.7 million, professional consulting fees of $0.9 million and other operating cost of $0.7 million.

Selling, General and Administrative Expenses

SGA were $381.5 million for the year ended December 31, 2022 compared to $313.2 million for the year ended December 31, 2021, an increase of $68.3 million or 21.8%. Our recent acquisitions and dispositions accounted for an increase of $13.7 million in SGA primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for a decrease of $3.6 million (See Note 10. Acquisitions to our consolidated financial statements included in this annual report on Form 10-K). The remaining SGA increase of $58.2 million or 21.3% was primarily due to increases in professional consulting costs of $49.2 million, travel expenses of $4.6 million, salaries and employee benefits of $4.2 million and information technology expenses of $0.4 million. The increase in professional consulting costs is primarily due to the release of the previously established Xactware Solutions Patent Litigation's ("EVT Litigation Reserve") reserve once the final payment was made in the fourth quarter of 2021 (the original accrual for this matter was recorded as part of SGA). These increases were partially offset by decreases of other operating costs of $0.2 million.

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

Other Operating (Income) Loss

Other operating (income) loss was a gain of $354.2 million for the year ended  December 31, 2022 compared to a loss of $134.0 million for the year ended December 31, 2021. This increase of $488.2 million was primarily related to the net gain from our dispositions within our former Energy and Specialized Markets and Verisk Financial Services segments.

Investment (Loss) Income and Others, Net

Investment (loss) income and others, net was a loss of $5.3 million for the year ended December 31, 2022 compared to a gain of $2.1 million for the year ended December 31, 2021. The decrease was primarily due to impact of foreign currencies.

Interest Expense, net

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

Provision for Income Taxes

The provision for income taxes was $220.3 million for the year ended December 31, 2022 compared to $179.4 million for the year ended December 31, 2021, an increase of $40.9 million or 22.8%. The effective tax rate was 17.5% for the year ended December 31, 2022 compared to 22.8% for the year ended December 31, 2021. The decrease in the effective tax rate in 2022 compared to 2021 was primarily due to a tax rate benefit in connection with the sale of 3E for which a benefit was recognized for the difference between book and tax basis of our investment. The 2022 rate was also lower than 2021 due to a $30.3 million release of a United Kingdom valuation allowance related to interest expense utilization and a reduced Global Intangible Low Taxed Income ("GILTI") inclusion in the current period versus the prior period, partially offset by reduced stock option exercises resulting in lower tax benefits from equity compensation in the current period versus the prior period.

Net Income Margin

The net income margin for our consolidated results was 41.7% for the year ended December 31, 2022 compared to 24.7% for the year ended December 31, 2021. The increase in net income margin was primarily related to the net gain from the sale of 3E and the Financial Services segment in addition to an impairment of our Financial Services segment in 2021.

EBITDA Margin [1]

The EBITDA margin for our consolidated results was 65.7% for the year ended December 31, 2022 compared to 47.3% for the year ended December 31, 2021. The increase in EBITDA margin was primarily related to the net gain from our dispositions within our former Energy and Specialized Markets and Verisk Financial Services segments. The net gain from the sale of 3E and the Financial Services segment, which positively impacted our margin by 14.2%.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is in the table below:

	Year Ended December 31,
	2022	2021
Net Income	$954.3	$666.3
Less: (Loss) income from discontinued operations, net of tax expense of $131.5 and $(29.7), respectively	(87.8)	59.2
Income from continuing operations	1,042.1	607.1
Depreciation and amortization of fixed assets	164.2	170.3
Amortization of intangible assets	74.4	79.9
Interest expense	138.8	127.0
Provision for income taxes	220.3	179.4
EBITDA	$1,639.8	$1,163.7
Revenue	$2,497.0	$2,462.5
EBITDA Margin	65.7%	47.3%

Results of Continuing Operations by Segment

As previously described in our “Results of Continuing Operations by Segment, for year ended December 31, 2023 compared to year ended December 31, 2022, we have excluded Energy and Specialized Markets segment and Financial Services segment from the results of operations by segment due to the sale of these two segments. See a description of our 2023 dispositions and businesses held for sale below and Note 11. Dispositions and Discontinued Operations to our consolidated financial statements included in this annual report on Form 10-K for further discussions.

Insurance

Revenues

Revenues were $2,437.0 million for the year ended December 31, 2022 compared to $2,206.9 million for the year ended December 31, 2021, an increase of $230.1 million or 10.4%. Our underwriting revenues increased $179.4 million or 11.5%. Our claims revenues increased $50.7 million or 7.8%.

	2022	2021	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Underwriting	$1,734.5	$1,555.1	11.5%	5.9%
Claims	702.5	651.8	7.8%	5.6%
Total Insurance	$2,437.0	$2,206.9	10.4%	5.8%

Our recent acquisitions (Data Driven Safety, LLC, Infutor Data Solutions, LLC, and Opta Information Intelligence Corp. within the underwriting category of the Insurance segment, ACTINEO GmbH, Automated Insurance Solutions Ltd. and Pruvan Inc., within the claims category of the Insurance Segment) contributed net revenues of $101.8 million, while the remaining Insurance revenues increased $128.3 million or 5.8%. Our underwriting revenues increased $91.8 million or 5.9% primarily due to an annual increase in prices derived from continued enhancements to the content of the solutions within our industry-standard insurance programs as well as selling expanded solutions to existing customers within commercial and personal lines. In addition, catastrophe modeling services contributed to the growth. Our claims revenues increased $36.5 million or 5.6%, primarily due to growth in our repair cost estimating solutions revenue and claims analytics revenue related to annual price as well as volume increases.

Cost of Revenues

Cost of revenues for our Insurance segment was $781.9 million for the year ended December 31, 2022 compared to $704.4 million for the year ended December 31, 2021, an increase of $77.5 million or 11.0%. Our recent acquisitions and dispositions represented a net increase of $51.7 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining increase in cost of revenues of $25.8 million or 3.6% was primarily due to increases in salaries and employee benefits of $15.0 million, information technology expenses of $13.6 million, and travel expenses of $3.5 million. These increases were partially offset by decreases in data costs of $4.7 million, professional consulting fees of $0.9 million, and other operating cost of $0.7 million.

Selling, General and Administrative Expenses

SGA expenses for our Insurance segment were $347.4 million for the year ended December 31, 2022 compared to $239.1 million for the year ended December 31, 2021, an increase of $108.3 million or 45.3%. Our recent acquisitions and dispositions accounted for an increase of $53.7 million primarily related to salaries and employee benefits. Our acquisition-related costs (earn-outs) accounted for a decrease of $3.6 million. The remaining increase in SGA of $58.2 million or 21.3% was primarily due to increases in professional consulting costs of $49.2 million, travel expenses of $4.6 million, salaries and employee benefits of $4.2 million and information technology expenses of $0.4 million. This increase in professional consulting costs is primarily due to the release of the previously established EVT Litigation Reserve once the final payment was made in the fourth quarter of 2021 (the original accrual for this matter was recorded as part of SGA). These increases were partially offset by decreases of other operating costs of $0.2 million.

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

Energy and Specialized Markets and Financial Segments

On March 11, 2022, we completed the sale of 3E, which made up the Specialized Markets within this segment. This transaction did not qualify as discontinued operations per the guidance in ASC 205-20. The Energy business within the "Energy and Specialized Markets" segment was classified as discontinued operations per the guidance in ASC 205-20. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations for all periods presented. On February 1, 2023, we completed the sale of our Energy business.

On April 8, 2022, we completed the sale of Verisk Financial Services, our Financial Services segment, to TransUnion. We did not classify this transaction as a discontinued operation.

As a result of these sale transactions, we have excluded the Energy and Specialized Markets and Financial Services segments from our management's discussion and analysis of the results of operations by segment.

Quarterly Results of Operations

The following table set forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2023. In management's opinion, the quarterly data has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. Our Energy business is classified as discontinued operations.

	March 31,	June 30,	September 30,	December 31,
	2023
	(in millions, except for per share data)
Statement of operations data:
Revenues	$651.6	$675.0	$677.6	$677.2
Cost of revenue	216.2	216.9	217.2	226.2
Operating income	294.1	306.0	281.1	250.5
Income from continuing operations	194.4	204.3	187.4	182.3
Net Income attributable to Verisk	56.3	196.9	187.4	174.0
Basic earnings per share:
Income from continuing operations	$1.28	$1.41	$1.29	$1.26
Net income attributable to Verisk	$0.37	$1.36	$1.29	$1.20
Diluted earnings per share:
Income from continuing operations	$1.27	$1.41	$1.29	$1.25
Net income attributable to Verisk	$0.37	$1.35	$1.29	$1.20

	March 31,	June 30,	September 30,	December 31,
	2022
	(in millions, except for per share data)
Statement of operations data:
Revenues	$643.6	$612.9	$610.1	$630.4
Cost of revenue	228.7	195.5	195.2	205.2
Operating income	622.8	247.6	253.6	282.5
Income from continuing operations	487.0	173.5	165.8	215.8
Net income attributable to Verisk	505.7	197.6	189.4	61.2
Basic earnings per share:
Income from continuing operations	$3.03	$1.10	$1.06	$1.38
Net income attributable to Verisk	$3.15	$1.25	$1.21	$0.39
Diluted earnings per share:
Income from continuing operations	$3.01	$1.09	$1.05	$1.37
Net income attributable to Verisk	$3.13	$1.24	$1.20	$0.39

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we had cash and cash equivalents and available-for-sale securities totaling $303.9 million and $296.7 million, respectively, inclusive of cash included within assets held for sale. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Syndicated Credit Facility (as defined below), we believe we will have sufficient cash to meet our working capital, human capital and capital expenditure needs, and to fuel our future growth plans.

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

Our capital expenditures for the years ended December 31, 2023 and 2022 were $230.0 million and $274.7 million, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal-use software and are capitalized in accordance with ASC 350-40, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. We also capitalize amounts in accordance with ASC 985-20, Software to be Sold, Leased or Otherwise Marketed.

We have historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2023, 2022, and 2021, we repurchased $2,762.3 million, $1,662.5 million, and $475.0 million, respectively, of our common stock. For the years ended December 31, 2023, 2022, and 2021, we also paid dividends of $196.8 million, $195.2 million, and $188.2 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease obligations, unamortized discounts and premium, and debt issuance costs, of $2,850.0 million and $3,740.0 million at December 31, 2023 and 2022, respectively. The debt at December 31, 2023 primarily consists of senior notes issued in 2023, 2020, 2019, and 2015. Interest on the senior notes is payable semi-annually each year. The unamortized discount and debt issuance costs were recorded as "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-K over the life of the respective senior note. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions, and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding notes, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. See Note 15 for additional information on our financing activities.

We have a $1,000.0 million Syndicated Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company that was amended on April 5, 2023. The amendment does not change the current borrowing capacity of $1,000.0 million, but does extend the maturity date to April 5, 2028. Borrowing under the Amendment is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending on the public debt rating. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.75 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.0 (no more than once) and to 4.25 to 1.0 (no more than once) in connection with the closing of a permitted acquisition. The Syndicated Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program. As of December 31, 2023, we were in compliance with all financial and other debt covenants under the Syndicated Credit Facility. As of December 31, 2023 and December 31, 2022, the available capacity under the Syndicated Revolving Credit Facility was $995.4 and $5.6 million, which takes into account outstanding letters of credit of $4.6 and $4.4 million, respectively.

We also maintained a $125.0 million Bilateral Term Loan Facility and a $275.0 million Bilateral Revolving Credit Facility (together the "Bilateral Credit Facilities") that matured on September 9, 2023 and October 2, 2023, respectively. The Bilateral Credit Facilities carried an interest rate of 135 basis points plus the one-month BSBY were used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program. We have had no outstanding borrowings under our Bilateral Credit Facilities during 2023 through the maturity dates. The Bilateral Credit Facilities have not been renewed.

Cash Flow

The following table summarizes our cash flow data for the years ended December 31:

	2023	2022	2021
	(in millions)
Net cash provided by operating activities	$1,060.7	$1,059.0	$1,155.7
Net cash provided by (used in) investing activities	$2,746.5	$301.4	$(592.0)
Net cash used in financing activities	$(3,786.5)	$(1,330.2)	$(498.9)

Operating Activities

Net cash provided by operating activities was $1,060.7 million for the year ended December 31, 2023 compared to $1,059.0 million for the year ended December 31, 2022, an increase of $1.7 million, or 0.2%.The increase in net cash provided by operating activities reflects an increase in the operating profit of our Insurance segment and lower tax payments in the current year, offset by the disposition of our Energy business in February 2023. Cash taxes paid in the prior year were higher primarily due to the gain on the sale of 3E.

Net cash provided by operating activities was $1,059.0 million for the year ended December 31, 2022 compared to $1,155.7 million for the year ended December 31, 2021, a decrease of $96.7 million, or 8.4%. The decrease is primarily related to the sale of 3E and Financial Services segment, as well as an increase in tax payments of $310.8 million primarily due to the gain on the sale of 3E, partially offset by an impairment related to the Financial Services segment and the Energy business of $243.4 million and the prior year settlement of our EVT litigation reserve of $75.0 million.

Investing Activities

Net cash provided by investing activities of $2,746.5 million for the year ended December 31, 2023 was primarily related to proceeds from the sale of our Energy business of $3,066.4 million, partially offset by capital expenditures of $230.0 million, and acquisitions, including escrow funding of $87.1 million.

Net cash used in investing activities of $301.4 million for the year ended December 31, 2022 was primarily related to the $1,073.3 million in proceeds from the sale of 3E and our Financial Services segment, partially offset by acquisitions and purchase of non-controlling interest, including escrow funding associated with these acquisitions, of $451.2 million, capital expenditures of $274.7 million, and investments in nonpublic companies of $46.0 million.

Net cash used in investing activities of $592.0 million for the year ended December 31, 2021 was primarily related to acquisitions, including escrow funding, of $299.0 million, capital expenditures of $268.4 million, and investments in nonpublic companies of $23.6 million.

Financing Activities

Net cash used in financing activities of $3,786.5 million for the year ended December 31, 2023 was primarily driven by the funding of $2,799.8 million in share repurchases, repayments of debt under our revolving credit and bilateral credit facilities of $1,265.0 million, and dividend payments of $196.8 million, partially offset by the proceeds from the issuance of our 2033 Senior Notes of $495.2 million, and proceeds from stock options exercised of $141.9 million.

Net cash used in financing activities of $1,330.2 million for the year ended December 31, 2022 was primarily related to repurchases of common stock of $1,662.5 million, repayment of our $350.0 million 4.125% senior notes on September 12, 2022, and dividend payments of $195.2 million, partially offset by proceeds under our Bilateral Term Loan Credit Facility of $125.0 million, proceeds from our Bilateral Revolving Credit Facility of $275.0 million, proceeds, net of repayments of debt under our Syndicated Credit Facility, of $380.0, million and proceeds from stock options exercised of $132.5 million.

Net cash used in financing activities of $498.9 million for the year ended December 31, 2021 was primarily related to repurchases of common stock of $475.0 million, repayment of our $450.0 million 5.800% senior notes on May 3, 2021, and dividend payments of $188.2 million, partially offset by proceeds, net of repayments, from our Syndicated Credit Facility, of $560.0 million and proceeds from stock options exercised of $84.3 million.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2023 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in millions)
Contractual obligations
Long-term debt, current portion of long-term debt, and interest	$4,191.0	$126.9	$1,098.3	$181.8	$2,784.0
Operating leases	268.4	33.3	66.7	64.1	104.3
Pension and postretirement plans (1)	12.4	1.7	2.9	2.6	5.2
Finance lease obligations	37.1	15.6	17.2	4.3	—
Total (2)	$4,508.9	$177.5	$1,185.1	$252.8	$2,893.5

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)	Unrecognized tax benefits of approximately $2.0 million have been recorded as liabilities in accordance with ASC 740, Income Taxes which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $0.2 million.

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

Stock-Based Compensation

Stock-based compensation cost, including nonqualified stock options, restricted stock, TSR-based performance share units ("PSUs"), and ROIC-based PSUs, is measured at the grant date, based on the fair value of the awards granted, and is recognized as expense over the requisite service period. The fair value of stock options is measured using a Black-Scholes option-pricing model, which requires the use of several estimates, including expected term, expected risk-free interest rate, expected volatility, and expected dividend yield. The stock options have an exercise price equal to the adjusted closing price of our common stock on the grant date with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of our common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. The fair value of TSR-based PSUs is determined on the grant date using the Monte Carlo Simulation model and their ultimate achievement is based on relative total shareholder return as compared to the companies that compromise the S&P 500 index. The fair value of ROIC-based PSUs is determined on the closing price of our common stock on the grant date and their ultimate achievement is tied to incremental return on invested capital based on net operating profit. Each of the TSR-based PSUs and ROIC-based PSUs has a three-year performance period, subject to the recipients continued service. Each PSU represents the right to receive one share of our common stock and the ultimate realization is based on our achievement of certain market and financial performance criteria and may range from 0% to 200% of the recipients target levels of 100% established on the grant date.

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

Goodwill and Intangibles

As of December 31, 2023, we had goodwill associated with continuing operations of $1,760.8 million, which represents 40.3% of our total assets. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or “Step Zero” impairment test, to determine whether it is more likely than not that impairment has occurred. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying amounts of our reporting units exceeds their fair value, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized. As of June 30, 2023, we completed our Step Zero impairment test at the reporting unit level and determined it was not more likely than not that the carrying values of our reporting units exceeded their fair values. We did not recognize any additional impairment charges related to our goodwill and indefinite-lived intangible assets. Subsequent to the test performed on June 30, 2023, we continued to monitor these reporting units for events that would trigger an interim impairment test; we did not identify any such events.

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

In determining the discount rate, we utilize quoted rates from long-term bond indices, and changes in long-term bond rates over the past year, cash flow models and other data sources we consider reasonable based upon the life expectancy and mortality rate of eligible employees. As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our separate projected cash flows for both the pension and postretirement plans. Our separate benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better at the measurement date. The outputs from the actuarial models are assessed against the prior year’s discount rate and quoted rates for long-term bond indices. For our pension plans at December 31, 2023, we determined this rate to be 5.37% and 5.49% at December 31, 2023 and 2022, respectively. Our postretirement rate was 4.75% and 5.25% at December 31, 2023 and 2022, respectively.

The expected return on plan assets is determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast adjusted based on our target investment allocation, and the current economic environment. Our pension asset investment guidelines target an investment portfolio allocation of 60.0% debt securities and 40.0% equity securities. As of December 31, 2023, the pension plan assets were allocated 53.5% debt securities, 40.0% equity securities, 5.3% real estate and 1.2% other. The VEBA Plan target allocation is 100% debt securities. We have used our target investment allocation to derive the expected return as we believe this allocation will be retained on an ongoing basis that will be commensurate with the projected cash flows of the plan. The expected return for each investment category within our target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the qualified pension plan and postretirement plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit (credits) costs. We believe these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. We amortize, as a component of annual pension expense, total outstanding actuarial gains or losses over the estimated average expected remaining lifetime of plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For our pension and postretirement plans, the total actuarial losses as of December 31, 2023 that have not been recognized in annual expense are $118.3 million and $3.6 million, respectively, and we expect to recognize a net periodic pension and postretirement expenses of $3.6 million and $0.3 million, respectively, in 2024 related to the amortization of actuarial losses.

A one percent change in discount rate and future rate of return on plan assets would have the following effects:

	Pension				Postretirement
	1% Decrease		1% Increase		1% Decrease		1% Increase
	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation

Discount Rate	$(0.5)	$26.3	$0.4	$(22.8)	$-	$0.2	$-	$(0.2)
Expected Rate of Return on Assets	$3.8	$-	$(3.8)	$-	$0.1	$-	$(0.1)	$-

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

We estimate unrecognized tax positions of $0.7 million that may be recognized by December 31, 2024, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.

As of December 31, 2023, we have gross federal, state, and foreign income tax net operating loss carryforwards of $69.0 million, which will expire at various dates from 2024 through 2043. Such net operating loss carryforwards expire as follows:

Years Ending	(in millions)
2024 - 2031	$20.5
2032 - 2036	11.5
2037 - 2043	37.0
Total	$69.0

The net deferred income tax liability of $179.3 million consists primarily of timing differences involving amortization.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2(s) to the audited consolidated financial statements included in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. As of December 31, 2023, we had no borrowings outstanding under our Credit Facility. On April 5, 2023, we entered into the Fifth Amendment (the "Amendment") to the committed senior unsecured Syndicated Revolving Credit Facility with Bank of America, N.A. as administrative agent. The Amendment does not change the current borrowing capacity of $1,000.0 million, but does extend the maturity date to April 5, 2028. Interest on borrowings under the Amendment is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon our public debt rating. A commitment fee on any unused commitment is payable periodically and may range from 8.0 to 17.5 basis points based upon our public debt rating. A change in interest rates on variable rate debt impacts our pre-tax income and cash flows but does not impact the fair value of the instruments.

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

Foreign Currency Risk

Our foreign-based businesses and results of operations are exposed to movements in the U.S. dollar to British pounds and other foreign currency exchange rates. A portion of our revenue is denominated in British pounds and other foreign currencies. If the U.S. dollar strengthens against British pounds and other foreign currencies, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in British pounds and other foreign currencies. If British pounds and other foreign currencies strengthen, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to British pounds and other foreign currency exchange rates did not have a material effect on our revenue for the year ended December 31, 2023. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K for our Company and subsidiaries other than our recent acquisitions in 2023 (See Note 10. of our consolidated financial statements included in this annual report on Form 10-K). Management excluded from its assessment the internal control over financial reporting of these acquisitions and collectively represents less than 0.4% of total assets (excluding goodwill and intangible assets which were integrated into our systems and control environment) and less than 0.9% of revenues as of and for the year ended December 31, 2023. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The information required by this Item is set forth on page 48 of this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

The information required by this Item is set forth on page 49 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

We are in the process of integrating our recent acquisitions in 2023 into our overall internal control over financial reporting process. Other than this ongoing integration, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2023.

Management excluded from its assessment the internal control over financial reporting for our acquisitions in 2023 (See Note 10. of our consolidated financial statements included in this annual report on Form 10-K). The excluded financial statements of these acquisitions constitute approximately 0.4% of total assets (excluding goodwill and intangible assets which were integrated into our systems and control environment) and 0.9% of revenues collectively included within our consolidated financial statements as of and for the year ended December 31, 2023. Due to the timing of the acquisitions, management did not assess the effectiveness of internal control over financial reporting for these acquisitions.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Mavera Holding AB, which was acquired on February 1, 2023, Krug Sachverstandigen GmBH "SV Krug", which was acquired on April 19, 2023, and Morning Data Ltd., which was acquired on May 25, 2023 (collectively, the “2023 Acquisitions”). The financial statements of the 2023 Acquisitions constitute less than 0.4% of total assets (excluding goodwill and intangible assets which were integrated into the Company's systems and control environment) and less than 0.9% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at the 2023 Acquisitions.

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

/s/ Deloitte & Touche LLP

Morristown, New Jersey

February 21, 2024

Item 9B.	Other Information

10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●

Lee M. Shavel, Chief Executive Officer, President and director, adopted a new trading plan on December 4, 2023 (with the first trade under the new plan scheduled for a date on or after March 15, 2024).  The trading plan will be effective until December 31, 2024 to sell 8,000 shares of common stock.

●

Elizabeth D. Mann, Chief Financial Officer, adopted a new trading plan on December 15, 2023 (with the first trade under the new plan scheduled for a date on or after March 15, 2024).  The trading plan will be effective until December 31, 2024 to sell 2,000 shares of common stock.

●

David J. Grover, Controller and Chief Accounting Officer, adopted a new trading plan on December 14, 2023 (with the first trade under the new plan scheduled for a date on or after March 15, 2024).  The trading plan will be effective until April 1, 2024 to sell 6,481 shares of common stock.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2023 by Section 16 officers and directors. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2023 (the “Proxy Statement”).

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

None.

Item 8.      Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Insurance Reportable Segment - Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. For the year ended December 31, 2023, the Company performed its evaluation of goodwill for impairment using a qualitative assessment or “Step Zero” impairment test to determine whether it is more likely than not that impairment has occurred. If the Company determines that it is more likely than not that the carrying amount of its’ reporting units exceeds their fair value, the Company would perform a quantitative assessment or “Step One” impairment test and calculate the estimated fair value of the respective reporting unit. Changes in the assumptions utilized could have a significant impact on fair value. The goodwill balance was $1,761 million as of December 31, 2023 which was fully attributable to the Insurance reportable segment.

We identified the evaluation of goodwill for impairment of the Insurance reportable segment as a critical audit matter due to significant judgments made by management to determine whether it is more likely than not that impairment of the underlying reporting units has occurred, including management’s judgment as it relates to their evaluation of macroeconomic conditions, industry and market considerations, internal cost factors, and the Company’s overall financial and share price performance, among other factors for the respective reporting units within the Insurance reportable segment. This required a high degree of auditor judgment and an increased effort, including the need to involve our fair value specialists.

How the Critical Audit Matter was addressed in the Audit

We, along with the assistance from our fair value specialists, evaluated the reasonableness of management’s Step Zero assessment by:

●

Tested the design and operating effectiveness of management's internal controls over their goodwill impairment evaluation, including those over the significant assumptions used in management's qualitative Step Zero test.

●

Evaluated the Company’s qualitative Step Zero test and inputs, including consideration of macroeconomic factors, industry and market considerations, internal cost factors, and overall financial and share price performance, among other factors that could change discount and growth rates, and key performance indicators, such as projected revenue and EBITDA, and performed sensitivity analysis on the key assumptions.

●	Performed a retrospective review of current year results compared to the projections used in the most recent quantitative impairment test.
●	Evaluated historical data used in developing the assumptions to assess whether the data is comparable and consistent with data of the period under audit.
●	Assessed the headroom between the most recent fair value estimate performed as of June 30, 2022 and the carrying value of each reporting unit.
●	Held inquires with appropriate management personnel regarding any changes in the Company’s internal structure that could cause its reporting unit determinations to change in the current year.
●

Held ongoing inquires with management, the board of directors, and the legal department regarding any changes in management strategy or operations during the year that could potentially affect the drivers of the fair value for each reporting unit.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

February 21, 2024

We have served as the Company's auditor since 2001.

VERISK ANALYTICS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2023 and 2022

	2023	2022
	(in millions, except par value and number of shares)
ASSETS:
Current assets:
Cash and cash equivalents	$302.7	$112.5
Accounts receivable, net	334.2	290.1
Prepaid expenses	84.5	83.7
Income taxes receivable	23.5	44.2
Other current assets	65.2	32.0
Current assets held-for-sale	-	362.6
Total current assets	810.1	925.1
Noncurrent assets:
Fixed assets, net	604.9	541.5
Operating lease right-of-use assets, net	191.7	182.0
Intangible assets, net	471.7	504.8
Goodwill	1,760.8	1,676.0
Deferred income tax assets	30.8	31.7
Other noncurrent assets	496.1	371.4
Noncurrent assets held for sale	-	2,728.6
Total assets	$4,366.1	$6,961.1

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$340.8	$292.8
Short-term debt and current portion of long-term debt	14.5	1,392.9
Deferred revenues	375.1	321.7
Operating lease liabilities	33.1	29.5
Income taxes payable	7.9	-
Current liabilities held-for-sale	-	282.3
Total current liabilities	771.4	2,319.2
Noncurrent liabilities:
Long-term debt	2,852.2	2,343.2
Deferred income tax liabilities	210.1	145.6
Operating lease liabilities	195.6	189.9
Other noncurrent liabilities	14.6	17.9
Noncurrent liabilities held-for-sale	-	177.6
Total liabilities	4,043.9	5,193.4
Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 143,308,729 and 154,701,136 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,872.3	2,720.8
Treasury stock, at cost, 400,694,309 and 389,301,902 shares, respectively	(9,037.5)	(6,239.5)
Retained earnings	6,416.9	5,999.1
Accumulated other comprehensive income (losses)	58.2	(731.2)
Total Verisk stockholders' equity	310.0	1,749.3
Noncontrolling interests	12.2	18.4
Total stockholders’ equity	322.2	1,767.7
Total liabilities and stockholders’ equity	$4,366.1	$6,961.1

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2023, 2022, and 2021

	2023	2022	2021
	(in millions, except per share amounts and number of shares)
Revenues	$2,681.4	$2,497.0	$2,462.5
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	876.5	824.6	853.7
Selling, general and administrative	391.8	381.5	313.2
Depreciation and amortization of fixed assets	206.8	164.2	170.3
Amortization of intangible assets	74.6	74.4	79.9
Other operating (income) loss	-	(354.2)	134.0
Total operating expenses	1,549.7	1,090.5	1,551.1
Operating income	1,131.7	1,406.5	911.4
Other income (expense):
Investment income (loss) and others, net	11.0	(5.3)	2.1
Interest expense, net	(115.5)	(138.8)	(127.0)
Total other expense, net	(104.5)	(144.1)	(124.9)
Income from continuing operations before income taxes	1,027.2	1,262.4	786.5
Provision for income taxes	(258.8)	(220.3)	(179.4)
Income from continuing operations	768.4	1,042.1	607.1
(Loss) income from discontinued operations, net of tax (expense) benefit of $(12.6), $131.5 and $(29.7), respectively (Note 11)	(154.0)	(87.8)	59.2
Net income	614.4	954.3	666.3
Less: Net loss (income) attributable to noncontrolling interests	0.2	(0.4)	(0.1)
Net income attributable to Verisk	$614.6	$953.9	$666.2
Basic net income per share attributable to Verisk:
Income from continuing operations	$5.24	$6.60	$3.75
Loss from discontinued operations	(1.05)	(0.56)	0.37
Basic net income per share attributable to Verisk:	$4.19	$6.04	$4.12
Diluted net income per share attributable to Verisk:
Income from continuing operations	$5.22	$6.55	$3.72
Loss from discontinued operations	(1.05)	(0.55)	0.36
Diluted net income per share attributable to Verisk:	$4.17	$6.00	$4.08
Weighted average shares outstanding:
Basic	146,623,989	157,905,718	161,841,441
Diluted	147,336,159	158,928,942	163,338,909

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For The Years Ended December 31, 2023, 2022, and 2021

	2023	2022	2021
	(in millions)
Net income	$614.4	$954.3	$666.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	768.2	(300.3)	(46.3)
Pension and postretirement liability adjustment	21.8	(37.7)	26.9
Total other comprehensive income (loss)	790.0	(338.0)	(19.4)
Comprehensive income	1,404.4	616.3	646.9
Less: Comprehensive (gain) loss attributable to noncontrolling interests	(0.4)	1.1	0.4
Comprehensive income attributable to Verisk	$1,404.0	$617.4	$647.3

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2023, 2022, and 2021

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
		(in millions, except for share data)
Balance as of January 1, 2021	544,003,038	$0.1	$2,490.9	$(4,179.3)	$4,762.2	$(375.7)	$2,698.2	$—	$2,698.2
Net income	-	-	-	-	666.2	-	666.2	0.1	666.3
Other comprehensive income	-	-	-	-	-	(18.9)	(18.9)	(0.5)	(19.4)
Investment in noncontrolling interests	-	-	-	-	-	-	-	26.4	26.4
Common stock dividend (1)	-	-	-	-	(188.0)	-	(188.0)	-	(188.0)
Treasury stock acquired (2,545,191 shares)	-	-	-	(475.0)	-	-	(475.0)	-	(475.0)
Stock options exercised (1,146,368 shares transferred from treasury stock)	-	-	70.4	13.6	-	-	84.0	-	84.0
PSUs lapsed (50,898 shares issued from treasury stock)	-	-	(0.6)	0.6	-	-	-	-	-
RSAs lapsed (135,664 shares transferred from treasury stock)	-	-	(1.5)	1.5	-	-	-	-	-
Stock-based compensation	-	-	55.7	-	-	-	55.7	-	55.7
Net share settlement from PSUs and RSAs (60,101 shares withheld for tax settlement)	-	-	(11.8)	-	-	-	(11.8)	-	(11.8)
Other stock issuances (45,374 shares transferred from treasury stock)	-	-	5.6	0.5	-	-	6.1	-	6.1
Balance as of December 31, 2021	544,003,038	0.1	2,608.7	(4,638.1)	5,240.4	(394.6)	2,816.5	26.00	2,842.5
Net income	-	-	-	-	953.9	-	953.9	0.4	954.3
Other comprehensive income	-	-	-	-	-	(335.5)	(335.5)	(1.4)	(336.9)
Investment in noncontrolling interests	-	-	(0.5)	-	-	(1.1)	(1.6)	(6.6)	(8.2)
Common stock dividend (1)	-	-	-	-	(195.2)	-	(195.2)	-	(195.2)
Treasury stock acquired (8,600,963 shares)	-	-	-	(1,662.5)	-	-	(1,662.5)	-	(1,662.5)
Treasury stock share repurchased not yet settled			(37.5)	37.5	-	-	-		-
Stock options exercised (1,435,076 shares transferred from treasury stock)	-	-	111.9	20.6	-	-	132.5	-	132.5
PSUs lapsed (49,803 shares issued from treasury stock)	-	-	(0.6)	0.6	-	-	-	-	-
RSAs lapsed (122,340 shares transferred from treasury stock)	-	-	(1.7)	1.7	-	-	-	-	-
Stock-based compensation	-	-	56.5	-	-	-	56.5	-	56.5
Net share settlement from PSUs and RSAs (99,977 shares withheld for tax settlement)	-	-	(20.7)	-	-	-	(20.7)	-	(20.7)
Other stock issuances (43,241 shares transferred from treasury stock)	-	-	4.7	0.7	-	-	5.4	-	5.4
Balance as of December 31, 2022	544,003,038	0.1	2,720.8	(6,239.5)	5,999.1	(731.2)	1,749.3	18.4	1,767.7
Net income	-	-	-	-	614.6	-	614.6	(0.2)	614.4
Other comprehensive income	-	-	-	-	-	790.0	790.0	0.6	790.6
Investment in noncontrolling interests	-	-	(3.9)	-	-	(0.6)	(4.5)	(6.6)	(11.1)
Common stock dividend (1)	-	-	-	-	(196.8)	-	(196.8)	-	(196.8)
Treasury stock acquired (12,849,921 shares)	-	-	37.5	(2,838.7)	-	-	(2,801.2)	-	(2,801.2)
Excise tax associated with share repurchases	-	-	-	(25.2)	-	-	(25.2)	-	(25.2)
Treasury stock share repurchased not yet settled			(37.5)	37.5	-	-	-		-
Stock options exercised (1,295,815 shares transferred from treasury stock)	-	-	115.5	25.6	-	-	141.1	-	141.1
PSUs lapsed (27,771 shares issued from treasury stock)	-	-	(0.4)	0.4	-	-	-	-	-
RSAs lapsed (106,613 shares transferred from treasury stock)	-	-	(1.7)	1.7	-	-	-	-	-
Stock-based compensation expense	-	-	54.0	-	-	-	54.0	-	54.0
Net share settlement from PSUs and RSAs (81,536 shares withheld for tax settlement)	-	-	(15.3)	-	-	-	(15.3)	-	(15.3)
Other stock issuances (27,315 shares transferred from treasury stock)	-	-	3.3	0.7	-	-	4.0	-	4.0
Balance as of December 31, 2023	544,003,038	$0.1	$2,872.3	$(9,037.5)	$6,416.9	$58.2	$310.0	$12.2	$322.2

(1) Refer to Note 16. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2023, 2022, and 2021

	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$614.4	$954.3	$666.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	206.8	197.1	206.9
Amortization of intangible assets	74.6	142.9	176.7
Amortization of debt issuance costs and original issue discount, net of original issue premium	1.5	1.1	1.4
Provision for doubtful accounts	8.7	7.0	17.7
Loss (gain) on sale of assets, net	131.1	(393.9)	—
Impairment of cost-based investments	6.5	—	—
Stock-based compensation expense	54.0	56.5	55.7
Impairment of long-lived assets	—	377.4	134.0
Deferred income taxes	52.7	(261.0)	49.8
Loss on disposal of fixed assets, net	3.8	1.1	0.4
Acquisition related liability adjustment	(20.0)	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(83.0)	(57.7)	(29.7)
Prepaid expenses and other assets	(56.9)	(8.4)	(33.6)
Operating lease right-of-use assets, net	26.8	46.6	41.3
Income taxes	(55.8)	25.6	(5.7)
Accounts payable and accrued liabilities	46.5	(21.2)	(80.8)
Deferred revenues	81.2	64.5	32.4
Operating lease liabilities	(27.1)	(43.9)	(41.3)
Other liabilities	(5.1)	(29.0)	(35.8)
Net cash provided by operating activities	1,060.7	1,059.0	1,155.7
Cash flows from investing activities:
Acquisitions and purchases of controlling interests, net of cash acquired of $8.0, $17.4, and $9.3, respectively	(83.3)	(448.9)	(289.8)
Proceeds from sale of businesses	3,066.4	1,073.3	—
Investments in nonpublic companies	(2.2)	(46.0)	(23.6)
Escrow funding associated with acquisitions	(3.8)	(2.3)	(9.2)
Capital expenditures	(230.0)	(274.7)	(268.4)
Payment of contingent liability related to acquisitions	—	—	(1.2)
Other investing activities, net	(0.6)	—	0.2
Net cash provided by (used in) investing activities	2,746.5	301.4	(592.0)

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For The Years Ended December 31, 2023, 2022, and 2021

	2023	2022	2021
	(in millions)
Cash flows from financing activities:
(Repayment of) proceeds from short-term debt, net	(1,265.0)	380.0	560.0
Repayments of current portion of long-term debt	-	(350.0)	(450.0)
Proceeds from issuance of long-term debt, inclusive of original issue premium and net of original issue discount	495.2	-	-
Proceeds from issuance of short-term debt with original maturities less than three months	-	400.0	-
Repayment of short-term debt with original maturities greater than three months	(125.0)	-	-
Payment of debt issuance costs	(6.0)	-	-
Repurchases of common stock	(2,762.3)	(1,662.5)	(475.0)
Net share settlement of taxes from restricted stock and performance share awards	(15.3)	(20.7)	(11.8)
Proceeds from stock options exercised	141.9	132.5	84.3
Treasury stock shares repurchased not yet settled	(37.5)	-	—
Dividends paid	(196.8)	(195.2)	(188.2)
Other financing activities, net	(15.7)	(14.3)	(18.2)
Net cash used in financing activities	(3,786.5)	(1,330.2)	(498.9)
Effect of exchange rate changes	(10.7)	(17.8)	(3.3)
Increase in cash and cash equivalents	10.0	12.4	61.5
Cash and cash equivalents, beginning of period	292.7	280.3	218.8
Cash and cash equivalents, end of period	$302.7	$292.7	$280.3
Supplemental disclosures:
Income taxes paid	$276.0	$324.5	$175.0
Interest paid	$111.2	$134.3	$129.0
Noncash investing and financing activities:
Deferred tax liability established on date of acquisitions	$8.7	$14.0	$21.0
Net assets sold as part of the dispositions, net of cash sold	$3,211.8	$-	$-
Finance lease additions, net of disposals	$45.6	$5.2	$7.0
Operating lease additions, net of terminations	$34.3	$21.7	$22.4
Fixed assets included in accounts payable and accrued liabilities	$2.2	$0.2	$5.3

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

On February 1, 2023, we completed the sale of our Energy business. We determined that the sale of our Energy business met the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations (“ASC 205-20”) due to its relative size and strategic rationale. The consolidated balance sheets and consolidated statements of operations, and the notes to the consolidated financial statements were recasted for all periods presented to reflect the discontinuation of the Energy business, in accordance with ASC 205-20. The discussion in the notes to these consolidated financial statements, unless otherwise noted, relate solely to our continuing operations.

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

Hosted Subscriptions

We offer two forms of hosted subscriptions. The first and most prevalent form of hosted subscription is where customers access content only through our online portal (the "Hosted Subscription"). We grant a license to our customer to enter our online portal. The license is a contractual mechanism that allows our customer to access our online portal for a defined period of time. As the license alone does not provide utility to our customer, our customer has no contractual right to take possession of our online portal at any time, and our customer cannot engage another party to host our online portal and related content, it is not considered a functional license under ASC 606, Revenue from Contracts with Customers ("ASC 606"). Our promise to our customer is to provide continuous access to our online portal and to update the content throughout the subscription period. Hosted Subscription is a single performance obligation that represents a series of distinct services (daily access to our online portal and related content) that are substantially the same and that have the same pattern of transfer to our customer. We recognize revenue for Hosted Subscriptions ratably over the subscription period on a straight-line basis as services are performed and continuous access to information in our online portal is provided over the entire term of the agreements.

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

Subscriptions are generally paid in advance of rendering services either quarterly or annually upon commencement of the subscription period.

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

(e)    Deferred Commissions

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The incremental costs of obtaining a contract with a customer, which primarily consist of sales commissions, are deferred and amortized over a useful life of five years that is consistent with the transfer to our customer the services to which the asset relates. We classify deferred commissions as current or noncurrent based on the timing of expense recognition. The current and noncurrent portions of deferred commissions are included in "Prepaid expenses" and "Other noncurrent assets", respectively, in our consolidated balance sheets as of December 31, 2023. Amortization expense related to deferred commissions is computed on a straight-line basis over its estimated useful lives and included in "Selling, general and administrative" within our accompanying consolidated statements of operations.

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

We determine if an arrangement is a lease at inception. We consider any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease. A right-of-use ("ROU") asset represents our right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our operating leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. The incremental borrowing rate was calculated by using our credit rating on our publicly-traded U.S. unsecured bonds and estimating an appropriate credit rating for similar secured debt instruments. Our calculated credit rating on secured debt instruments determined the yield curve used. We calculated an implied spread and applied the spreads to the risk-free interest rates based on the yield of the U.S. Treasury zero coupon securities with a maturity equal to the remaining lease term in determining the borrowing rates for all operating leases. Our operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease transactions are included in "Operating lease right-of-use assets, net", and "Operating lease liabilities", current and noncurrent, within our accompanying consolidated balance sheets. Finance leases are included in property and equipment under "Fixed assets, net", "Short-term debt and current portion of long-term debt", and "Long-term debt" within our accompanying consolidated balance sheets.

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

(k)    Research and Development Costs

Research and development costs, which are primarily related to personnel and related overhead costs incurred in developing new services for customers, are expensed as incurred. Such costs were $36.8 million, $43.1 million, and $47.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, and were included in our accompanying consolidated statements of operations.

(l)    Advertising Costs

Advertising costs, which are primarily associated with promoting our brand, names and solutions provided, are expensed as incurred. Such costs were $11.9 million, $14.7 million, and $12.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

(p)    Product Warranty Obligations

We provide warranty coverage for certain of our solutions. We recognize a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2023 and 2022, product warranty obligations were not material.

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

The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
Segment Reporting (Topic 280) In November 2023, the FASB issued Accounting Standards Update "ASU" No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU No. 2023-07")	This updates changes the reportable segment disclosure requirements requiring enhanced disclosures about significant segment expenses. Public entities are required to disclose significant segment expenses that are regularly provided to the chief operating decision maker and to disclose how reported measures of segment profit or loss are used in assessing segment performance and allocating resources.	ASU No. 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
Income Taxes (Topic 740) In December 2023, the FASB issued Accounting Standards Update "ASU" No. 2023-09, Improvements to Income Tax Disclosures (ASU No. 2023-09)	The amendments in within ASU No. 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This Update also includes certain other amendments to improve the effectiveness of income tax disclosures	The ASU’s amendments are effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted.	The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Cash and Cash Equivalents:

Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.

4.    Accounts Receivable:

Accounts receivable, net consisted of the following at December 31:

	2023	2022
Billed receivables	$317.1	$273.7
Unbilled receivables	32.2	30.7
Total receivables	349.3	304.4
Less allowance for doubtful accounts	(15.1)	(14.3)
Accounts receivable, net	$334.2	$290.1

5.    Concentration of Credit Risk:

Financial instruments that potentially expose us to credit risk consist primarily of cash and cash equivalents as well as accounts receivable, net, which are generally not collateralized. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of December 31, 2023 and December 31, 2022, a vast majority of our domestic cash and cash equivalents is with TD Bank, N.A., and JPMorgan Chase N.A. The total domestic cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250.0 thousand per bank as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, we had cash balances on deposit with seven and five banks that exceeded the balance insured by the FDIC limit by approximately$171.8 million and $36.0 million, respectively. As of December 31, 2023 and 2022, we also had cash on deposit with foreign banks of approximately $129.2 million and $74.9 million, respectively.

We consider the concentration of credit risk associated with our accounts receivable to be commercially reasonable and believe that such concentration does not result in the significant risk of near-term severe adverse impacts. Our top fifty customers represent approximately 45% of revenues for 2023, 41% for 2022 and 38% for 2021, respectively, with no individual customer accounting for more than approximately 3% of revenues for the years ended December 31, 2023, 2022, and 2021 respectively. No individual customer comprised more than approximately 5% and 6% of accounts receivable as of December 31, 2023 and 2022, respectively.

6. Revenues:

Disaggregated revenues by type of service and by country are provided below for the years ended December 31, 2023, 2022, and 2021. No individual country outside of the U.S. accounted for more than 10.0% of our consolidated revenues for the years ended December 31, 2023, 2022, or 2021.

	2023	2022	2021
Insurance:
Underwriting	$1,892.7	$1,734.5	$1,555.1
Claims	788.7	702.5	651.8
Total Insurance	2,681.4	2,437.0	2,206.9
Specialized Markets	—	22.4	112.8
Financial Services	—	37.6	142.8
Total revenues	$2,681.4	$2,497.0	$2,462.5

	2023	2022	2021
Revenues:
United States	$2,238.3	$2,120.1	$2,057.7
United Kingdom	190.1	169.5	169.0
Other countries	253.0	207.4	235.8
Total revenues	$2,681.4	$2,497.0	$2,462.5

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of December 31, 2023 and 2022, we had no contract assets.

Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of December 31, 2023 and 2022, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $375.1 million and $321.7 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our consolidated balance sheets, respectively, as of December 31, 2023 and 2022.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the change in contract liabilities from December 31, 2020 through December 31, 2022:

Contract Liabilities at December 31, 2021	$349.3
Revenue	(2,497.0)
Acquisitions	3.4
Dispositions	(61.0)
Billings	2,527.0
Contract Liabilities at December 31, 2022	321.7
Revenue	(2,681.4)
Foreign currency translation adjustment	(3.0)
Billings	2,737.8
Contract Liabilities at December 31, 2023	$375.1

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% and 98% of the balance as of December 31, 2023 and 2022, respectively.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of December 31, 2023 and 2022, we had deferred commissions of $76.4 million and $69.7 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying consolidated balance sheets.

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis using quoted prices in active markets multiplied by the number of shares owned, were $1.2 million and $4.0 million as of December 31, 2023 and 2022, respectively. Our investments in registered investment companies have been included in "Other current assets" in our consolidated balance sheets as of December 31, 2023 and 2022.

We elected not to carry our long-term debt at fair value. The carrying value of our long-term debt represents the amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of December 31, 2023 and 2022, respectively:

		2023		2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instrument not carried at fair value:
Senior Notes (Note 15)	Level 2	$2,833.7	$2,735.3	$2,342.6	$2,113.3

As of December 31, 2023 and 2022, we had securities without readily determinable market values of $200.9 million and $201.5 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies or do not hold investments in common stock or in-substance common stock in such entities. As of December 31, 2023 and 2022, we also had investments in private companies of $30.5 million and $28.3 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25") as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying consolidated balance sheets. For the years ended December 31, 2023 and 2022, there was no provision for credit losses related to these investments.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Leases:

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842. The lease term for our corporate headquarters ends in 2033 and includes the options to extend for one 10-year renewal period and two 5-year renewal periods. Extension and termination options are considered in the calculation of our ROU assets and lease liabilities when we determine it is reasonably certain that we will exercise those options.

The following table presents the consolidated lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the years ended December 31, 2023 and 2022:

	2023	2022
Lease cost:
Operating lease cost (1)	$33.9	$47.7
Sublease income	(1.7)	(2.0)
Finance lease cost
Depreciation of finance lease assets (2)	14.4	12.8
Interest on finance lease liabilities (3)	1.0	0.5
Total lease cost	$47.6	$59.0

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(34.9)	$(46.4)
Operating cash outflows from finance leases	$(1.0)	$(0.5)
Financing cash outflows from finance leases	$(15.7)	$(14.3)

_______________

(1) Included in "Cost of revenues" and "Selling, general and, administrative" expenses in our accompanying consolidated statements of operations

(2) Included in "Depreciation and amortization of fixed assets" in our accompanying consolidated statements of operations

(3) Included in "Interest expense" in our accompanying consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated finance and operating leases for the years ended December 31, 2023 and 2022:

	2023	2022
Weighted-average remaining lease term - operating leases (in years)	8.2	8.5
Weighted-average remaining lease term - finance leases (in years)	3.1	1.7
Weighted-average discount rate - operating leases	4.0%	3.8%
Weighted-average discount rate - finance leases	4.2%	2.6%

Our ROU assets and lease liabilities for finance leases were $41.2 million and $34.5 million, respectively, as of December 31, 2023. Our ROU assets and lease liabilities for finance leases were $10.7 million and $4.2 million, respectively, as of December 31, 2022. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying consolidated balance sheets (See Note 15. Debt).

Maturities of the continuing lease liabilities for the years through 2029 and thereafter are as follows:

Years Ending	Operating Leases	Finance Leases
2024	$33.3	$15.6
2025	34.1	13.8
2026	32.6	3.4
2027	32.4	2.6
2028	31.7	1.7
2029 and thereafter	104.3	-
Total lease payments	268.4	37.1
Less: Amount representing interest	(39.7)	(2.6)
Present value of total lease payments	$228.7	$34.5

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Fixed Assets

The following is a summary of fixed assets:

	Useful Life (in years)	Cost	Accumulated Depreciation and Amortization	Net
December 31, 2023
Furniture and office equipment	3 - 10	$178.5	$(156.7)	$21.8
Leasehold improvements	Lease term	116.5	(63.0)	53.5
Purchased software	3	59.9	(55.2)	4.7
Software development costs	3 - 7	1,136.6	(653.0)	483.6
Leased equipment	3 - 4	105.1	(63.8)	41.3
Total fixed assets		$1,596.6	$(991.7)	$604.9
December 31, 2022
Furniture and office equipment	3 - 10	$199.2	$(177.1)	$22.1
Leasehold improvements	Lease term	118.3	(54.6)	63.7
Purchased software	3	65.1	(61.0)	4.1
Software development costs	3 - 7	945.4	(504.5)	440.9
Leased equipment	3 - 4	64.4	(53.7)	10.7
Total fixed assets		$1,392.4	$(850.9)	$541.5

Depreciation and amortization of fixed assets for the years ended December 31, 2023, 2022, and 2021 were $206.8 million, $164.2 million, and $170.3 million, of which $165.5 million, $116.6 million, and $111.6 million related to amortization of internal-use software development costs, respectively. Amortization expense related to development of software for sale in accordance with ASC 985-20 was $4.8 million, $7.6 million, and $11.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. We had unamortized software development costs that had been capitalized in accordance with ASC 350-40 of $482.4 million and $389.1 million as of December 31, 2023 and 2022, respectively. We had unamortized software development costs that had been capitalized in accordance with ASC 985-20 of $1.2 million and $51.7 million as of December 31, 2023 and 2022, respectively. Leased assets include amounts held under finance leases for automobiles, computer software, and computer equipment.

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

The "Other" column includes other immaterial acquisitions that have occurred during the period. The preliminary purchase price allocation of the 2023 acquisitions resulted in the following:

	Krug	Other	Total
Cash and cash equivalents	$7.0	$1.0	$8.0
Accounts receivable	1.8	0.8	2.6
Other current assets	3.8	0.1	3.9
Fixed assets	0.2	0.1	0.3
Operating lease right-of-use assets, net	—	0.2	0.2
Intangible assets	15.1	18.4	33.5
Goodwill	33.1	22.8	55.9
Total assets acquired	61.0	43.4	104.4
Accounts payable and accrued liabilities	5.8	2.1	7.9
Operating lease liabilities	—	0.1	0.1
Deferred income tax, net	4.8	3.9	8.7
Other noncurrent liabilities	0.1	1.4	1.5
Total liabilities assumed	10.7	7.5	18.2
Net assets acquired	50.3	35.9	86.2
Less: cash acquired	7.0	1.0	8.0
Net cash purchase price	$43.3	$34.9	$78.2

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary amounts assigned to intangible assets by type for our 2023 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	5	$9.9
Marketing-related	2	0.5
Customer-related	13	23.1
Total intangible assets		$33.5

The preliminary allocations of the purchase price for the 2023 and 2022 acquisitions with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions  may have a significant impact on our consolidated financial statements. The allocations of the purchase price will be finalized once all the information that was known as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with our acquisitions includes the acquired assembled workforce, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as our ability to grow through adding additional customer relationships or new solutions in the future. The $55.9 million in goodwill associated with our acquisitions, is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics.

For the year ended  December 31, 2023, we incurred transaction costs of $2.5 million. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying consolidated statements of operations.

Our 2023 acquisitions were not significant, both individually and in the aggregate, to our consolidated financial statements for the years ended December 31, 2023, 2022, and 2021, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2022 Acquisitions

On  March 1, 2022, we acquired 100 percent of the stock of Opta Information Intelligence Corp. ("Opta") for a net cash purchase price of $217.5 million excluding working capital adjustments, of which $0.8 million represents indemnity escrows. Opta, a leading provider of property intelligence and innovative technology solutions in Canada, has become a part of the underwriting category within our Insurance segment. We believe this acquisition further expands our footprint in the Canadian market and supports Verisk in reshaping risk management with valuable business intelligence.

On  February 11, 2022, we acquired 100 percent of the membership interest of Infutor Data Solutions, LLC ("Infutor") for a net cash purchase price of $220.7 million excluding working capital adjustments, of which $1.5 million represents a working capital escrow, plus a contingent earn-out payment of up to $25.0 million subject to the achievement of certain revenue and other performance targets. Infutor, a leading provider of identity resolution and consumer intelligence data, has become a part of the underwriting category within our Insurance segment. We believe this acquisition further enhances Verisk’s marketing solutions offerings to companies across several industries, including the insurance industry.

The final purchase price allocations, inclusive of closing adjustments, of our 2022 acquisitions resulted in the following:

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

The final amounts assigned to intangible assets by type for our 2022 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	6	$48.5
Marketing-related	4	2.0
Customer-related	13	122.2
Total intangible assets		$172.7

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended  December 31, 2023, we finalized the purchase accounting for our 2022 acquisitions during the measurement periods in accordance with ASC 805, Business Combinations ("ASC 805"). The impact of finalization of the purchase accounting associated with these acquisitions was not material to our accompanying consolidated financial statements for the years ended  December 31, 2023 and 2022.

Of the $284.4 million in goodwill associated with our acquisitions, $144.5 million is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics. For the year ended December 31, 2022, we incurred transaction costs related to acquisitions of $1.8 million, which are included within "Selling, general and administrative" expenses in our accompanying consolidated statements of operations. Refer to Note 12. Goodwill and Intangible Assets for further discussion.

Our 2022 acquisitions were not significant, both individually and in the aggregate, to our consolidated financial statements for the years ended December 31, 2022 and 2021, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

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

On  November 2, 2021, we acquired 100 percent of the stock of Data Driven Safety, LLC ("Data Driven Safety") for a net cash purchase price of $93.5 million, of which $2.0 million represents indemnity escrows. Data Driven Safety, a leading public record data aggregation firm that specializes in driver risk assessment in the U.S., has become a part of the underwriting category within our Insurance segment. We believe that Data Driven Safety will expand our robust auto insurance analytics, providing insurers with information to further refine underwriting, improve the customer experience and promote public safety.

On  September 1, 2021, we acquired 100 percent of the stock of Ignite Software Systems Limited ("Ignite") for a net cash purchase price of $13.8 million. Ignite, a provider of insurance policy administration systems to brokers, managing general agents, and insurers, has become a part of the underwriting category within our Insurance segment. We believe that Ignite's client focus and deep domain knowledge will fit into our business model providing new and existing clients with access to a broader expert advice and service.

On  June 17, 2021, we acquired 100 percent of the stock of Roskill Holdings Limited ("Roskill") for a net cash purchase price of $22.1 million, of which $4.8 million represents indemnity escrows. Roskill, a provider of metals and materials supply chain intelligence, was part of our Energy and Specialized Markets segment. Roskill’s capabilities reinforce our ability to provide comprehensive analysis across the energy, and metals and mining value chain while adding analysis, data, and insight on battery raw materials metals. This acquisition was excluded from the table below due to the announcement of the sale of our Energy business.

On  March 2, 2021, we acquired a 51.0 percent ownership in Whitespace Software Limited ("Whitespace") for a net cash purchase price of $16.8 million. The remaining 49.0 percent ownership interest in Whitespace will be acquired by us, in three equal proportions over the next three years, at a purchase price determined based upon a fixed revenue multiple and adjusted for any free cash flow shortfall. Whitespace, a provider of digital placing technology to the (re)insurance market, has become part of the underwriting category within our Insurance segment. We expect our investment in Whitespace to enable a seamless real-time quote-to-bind electronic placing and global distribution solution, with straight-through submissions for our customers.

The final purchase price allocations, inclusive of closing adjustments, of our 2021 acquisitions resulted in the following:

	ACTINEO	Data Driven Safety	Others	Total
Cash and cash equivalents	$0.2	$2.5	$3.7	$6.4
Accounts receivable	1.8	1.0	1.4	4.2
Other current assets	—	2.0	1.0	3.0
Fixed assets	1.4	—	0.1	1.5
Operating lease right-of-use assets, net	4.2	0.4	1.3	5.9
Intangible assets	48.3	42.1	19.0	109.4
Goodwill	121.9	74.1	39.6	235.6
Other assets	—	—	0.1	0.1
Total assets acquired	177.8	122.1	66.2	366.1
Current liabilities	2.1	2.7	1.7	6.5
Deferred revenues	—	0.4	1.4	1.8
Operating lease liabilities	4.2	0.4	1.4	6.0
Deferred income tax, net	15.8	—	3.7	19.5
Other liabilities	—	21.7	—	21.7
Total liabilities assumed	22.1	25.2	8.2	55.5
Net assets acquired	155.7	96.9	58.0	310.6
Less: Noncontrolling interests	6.6	—	19.8	26.4
Cash acquired	0.2	3.4	3.7	7.3
Net cash purchase price	$148.9	$93.5	$34.5	$276.9

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The final amounts assigned to intangible assets by type for our 2021 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	5	$21.1
Marketing-related	3	1.1
Customer-related	13	81.2
Database-related	6	6.0
Total intangible assets		$109.4

For the year ended December 31, 2022, we finalized the purchase accounting for our 2021 acquisitions during the measurement periods in accordance with ASC 805. The impact of finalization of the purchase accounting associated with these acquisitions was not material to our accompanying financial statements for the year ended December 31, 2021.

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

Our 2021 acquisitions were not significant and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrowsand Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payment. During the years ended December 31, 2023 and 2022, we released $0.0 million and $12.8 million of indemnity escrows related to various acquisitions. At December 31, 2023 and 2022, the current portion of the escrows amounted to $3.9 million and $0.0 million. There were no noncurrent portions of the escrows. The current and noncurrent portions of the escrows have been included in "Other current assets" and "Other noncurrent assets" in our accompanying consolidated balance sheets, respectively.

The acquisitions of Infutor Data Solutions, LLC, Krug, Mavera, and Morning Data Limited included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of December 31, 2023 and 2022 reflect the best estimate of acquisition-related contingent payments. The associated current portion of contingent payments were $10.0 million and $29.9 million as of December 31, 2023 and 2022, respectively. The associated noncurrent portion of contingent payments were $2.1 million and $0.0 million as of  December 31, 2023 and 2022, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Dispositions and Discontinued Operations:

Discontinued Operations

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

The Energy business, which was part of our Energy and Specialized Markets segment, was classified as discontinued operations per ASC 205-20 as we determined, qualitatively and quantitatively, that this transaction represented a strategic shift that had a major effect on our operations and financial results. Accordingly, all results of the Energy business have been removed from continuing operations and presented as discontinued operations in our consolidated statements of operations for all periods presented. Additionally, all assets and liabilities of the Energy business were classified as assets and liabilities held for sale within our consolidated balance sheet as of  December 31, 2022. In connection with the held for sale classification, we recognized an impairment of $303.7 million on the remeasurement of the disposal group held for sale, which has been included in discontinued operations in our consolidated statement of operations. Upon classification of the Energy business as held for sale, its cumulative foreign currency translation adjustment within shareholders’ equity was included with its carrying value, which primarily resulted in the impairment. When we closed on the sale of our Energy business on  February 1, 2023, we recognized a loss of $128.4 million. As a result of closing adjustments in the second and fourth quarter of 2023, we incurred an additional net loss of $2.7 million.

The following table presents the financial results from discontinued operations, net of income taxes in our consolidated statement of income for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
Revenues	$46.8	$537.3	$536.1
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	18.2	207.4	204.1
Selling, general and administrative	33.2	117.2	109.5
Depreciation and amortization of fixed assets	-	32.9	36.6
Amortization of intangible assets	-	68.5	96.8
Impairment loss	-	303.7	-
Other operating loss	131.1	33.9	-
Total operating expenses	182.5	763.6	447.0
Operating (loss) income	(135.7)	(226.3)	89.1
Other income (expense):
Investment income (loss) and others, net	(5.7)	7.0	(0.2)
Total other income (expense), net	(5.7)	7.0	(0.2)
(Loss) income from discontinued operations before income taxes	(141.4)	(219.3)	88.9
Income tax (expense) benefit	(12.6)	131.5	(29.7)
(Loss) income from discontinued operations, net of income taxes	$(154.0)	$(87.8)	$59.2

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

The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. The following table presents selected cash flow information associated with our discontinued operations:

	For the Year Ended December 31,
	2023	2022	2021
Significant non-cash operating activities:
Depreciation and amortization of fixed assets	$-	$32.9	$36.6
Amortization of intangible assets	-	68.5	96.8
Impairment loss	-	303.7	-
Operating lease right-of-use assets, net	0.1	7.6	7.7
Investing activities:
Capital expenditures	(6.5)	(72.6)	(59.7)
Supplemental disclosures:
Fixed assets included in accounts payable and accrued liabilities	-	3.0	5.0

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from January 1, 2022 through December 31, 2023, both in total and as allocated to our reportable segments:

	Insurance	Specialized Markets	Financial Services	Total
Goodwill at January 1, 2022	$1,454.8	$117.4	$475.4	$2,047.6
Acquisitions	284.4	—	—	284.4
Purchase accounting reclassifications	(0.5)	—	—	(0.5)
Disposition of sold businesses	—	(116.5)	(473.2)	(589.7)
Impairment Charge	—	—	(1.7)	(1.7)
Foreign currency translation adjustment	(62.7)	(0.9)	(0.5)	(64.1)
Goodwill at December 31, 2022	1,676.0	—	—	1,676.0
Acquisitions	55.9	—	—	55.9
Purchase accounting reclassifications	(0.1)	—	—	(0.1)
Foreign currency translation adjustment	29.0	—	—	29.0
Goodwill at December 31, 2023	$1,760.8	$—	$—	$1,760.8

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or "Step Zero" impairment test, to determine whether it is more likely than not that impairment has occurred. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying amount of our reporting units exceeds their fair value, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. If the carrying amount of a reporting unit's goodwill exceeds the fair value of that goodwill, an impairment loss is recognized. As of June 30, 2023, we completed our Step Zero impairment test at the reporting unit level and determined it was not more likely than not that the carrying values of our reporting units exceeded their fair values. We did not recognize any impairment charges related to our goodwill and indefinite-lived intangible assets. Subsequent to performing the test we continued to monitor these reporting units for events that would trigger an interim impairment test; we did not identify any such events.

Impairments to long-lived assets for the twelve months ended  December 31, 2023 and 2022 were $0.0 million and $73.7 million, respectively, and are included within "Other operating (income) loss, net" in our consolidated statements of operations.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average
	Useful Life		Accumulated
	(in years)	Cost	Amortization	Net
December 31, 2023
Technology-based	8	$370.2	$(261.2)	$109.0
Marketing-related	6	42.7	(38.7)	4.0
Contract-based	6	5.0	(5.0)	-
Customer-related	13	542.1	(190.7)	351.4
Database-based	8	15.2	(7.9)	7.3
Total intangible assets		$975.2	$(503.5)	$471.7
December 31, 2022
Technology-based	8	$355.1	$(229.3)	$125.8
Marketing-related	6	41.3	(35.5)	5.8
Contract-based	6	5.0	(5.0)	—
Customer-related	13	510.7	(146.7)	364.0
Database-based	8	15.0	(5.8)	9.2
Total intangible assets		$927.1	$(422.3)	$504.8

Amortization expense related to intangible assets for the years ended December 31, 2023, 2022, and 2021, was $74.6 million, $74.4 million, and $80.0 million, respectively. Estimated amortization expense in future periods through 2029 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2024	$72.2
2025	63.1
2026	61.1
2027	52.8
2028	45.7
2029 and thereafter	176.8
Total	$471.7

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Income Taxes:

Domestic and foreign income before income taxes was as follows:

	2023	2022	2021
U.S.	$1,021.9	$1,277.1	$784.1
Foreign	5.3	(14.7)	2.4
Total income before income taxes	$1,027.2	$1,262.4	$786.5

The components of the provision for income taxes for the years ended December 31 were as follows:

	2023	2022	2021
Current:
Federal	$226.8	$247.8	$123.8
State and local	52.0	64.7	19.5
Foreign	9.0	1.1	3.0
Total current provision for income taxes	287.8	313.6	146.3
Deferred:
Federal	(23.4)	(43.3)	20.6
State and local	(3.4)	(11.2)	10.5
Foreign	(2.2)	(38.8)	2.0
Total deferred provision for income taxes	(29.0)	(93.3)	33.1
Provision for income taxes	$258.8	$220.3	$179.4

The reconciliation between our effective tax rate and the statutory tax rate is as follows for the years ended December 31:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	3.7	3.4	2.8
Impact of dispositions	-	(3.0)	-
UK valuation allowance release	-	(2.4)	-
Global Intangible Low-taxed Income	1.3	0.4	2.6
Stock-based compensation	(1.8)	(1.7)	(3.5)
Other	1.0	(0.2)	(0.1)
Effective tax rate	25.2%	17.5%	22.8%

The increase in the effective tax rate in 2023 compared to 2022 was primarily due to tax rate benefits in 2022 related to the sale of 3E and a release of a United Kingdom valuation allowance associated with interest expense utilization. In addition, the tax rate for 2023 was higher than the prior year due to tax charges incurred in structuring the Energy sale in the first quarter, which are reflected in the Global Intangible Low-taxed Income and Other lines above. Also included in the "Other" line above is the unfavorable impact of the litigation reserve expense of $38.2 million associated with an indemnification of an ongoing inquiry related to our former Financial Services segment that is anticipated to be mostly non-deductible.

The tax effects of significant items comprising our deferred tax assets and liabilities as of  December 31 are as follows:

	2023	2022
Deferred tax assets:
Employee wages and other benefits	$49.9	$54.9
Lease liabilities	55.4	53.3
Net operating loss carryover	9.4	12.0
Interest expense	31.0	31.1
Book/tax energy basis difference	-	112.2
Other	17.1	22.0
Total	162.8	285.5
Less valuation allowance	(5.6)	(45.3)
Deferred tax assets	157.2	240.2
Deferred tax liabilities:
Right of use assets	(48.3)	(44.1)
Fixed assets and intangible assets	(194.1)	(223.9)
Commissions	(18.2)	(16.8)
Pensions	(57.0)	(56.5)
Other	(18.9)	(12.8)
Deferred tax liabilities	(336.5)	(354.1)
Deferred tax liabilities, net	$(179.3)	$(113.9)

The net deferred tax liabilities of $179.3 million consist primarily of timing differences involving amortization.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net operating loss carryforwards expire as follows:

Years Ending	Amount
2024 - 2031	$20.5
2032 - 2036	11.5
2037 - 2043	37.0
Total	$69.0

A valuation allowance has been established based on our evaluation of the likelihood of utilizing these benefits before they expire. Other than these items, we have determined, based on our historical operating performance, that our taxable income will more likely than not be sufficient to fully realize the deferred tax assets.

As of December 31, 2023, we have not made a provision for U.S. or additional foreign withholding taxes for any additional outside basis difference inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. We do not rely on these unremitted earnings as a source of funds for our domestic business as we expect to have sufficient cash flow in the U.S. to fund our U.S. operational and strategic needs.

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

	2023	2022	2021
Unrecognized tax benefit as of January 1	$3.2	$3.4	$9.9
Gross increase in tax positions in prior period	0.8	1.0	1.3
Gross decrease in tax positions in prior period	-	-	(0.1)
Settlements	-	(0.6)	—
Lapse of statute of limitations	(2.0)	(0.6)	(7.7)
Unrecognized tax benefit as of December 31	$2.0	$3.2	$3.4

All unrecognized tax benefits as of  December 31, 2023, 2022, and 2021 would have a favorable impact on our effective tax rate if recognized in any future periods.

The total gross amount of accrued interest and penalties for the years ended December 31, 2023, 2022, and 2021 was $0.2 million, $0.4 million, and $0.5 million, respectively. Our practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in our accompanying consolidated statements of operations.

We do not expect a significant change in unrecognized benefits related to federal, state, or foreign tax exposures within the coming year. In addition, we believe that it is reasonably possible that approximately $0.7 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2024 as a result of a combination of audit settlements and lapses of statute of limitations, net of additional uncertain tax positions.

We are subject to tax in the U.S., various state, and foreign jurisdictions, and are routinely under audit by various tax authorities. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-US income tax examinations by tax authorities for tax years before 2019. We do not expect the results of current examinations to have a material effect on our financial position, results of operations, or cash flow.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Composition of Certain Financial Statement Caption:

The following table presents the components of “Accounts payable and accrued liabilities” as of December 31:

	2023	2022
Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$149.4	$117.4
Escrow liabilities	3.9	0.4
Accrued interest	19.1	16.3
Trade accounts payable and other accrued expenses	158.4	128.7
Acquisition-related liabilities	10.0	30.0
Total accounts payable and accrued liabilities	$340.8	$292.8

The following table presents the components of "Other noncurrent assets" as of December 31:

	2023	2022
Other noncurrent assets:
Pension benefits	$121.4	$89.0
Other assets - prepaid expenses	73.2	50.7
Investments in nonpublic companies	231.4	229.8
State income tax receivable	67.7	-
Deposits and other	2.4	1.9
Total other noncurrent assets	$496.1	$371.4

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Debt:

The following table presents short-term and long-term debt by issuance as of December 31:

	Issuance	Maturity
	Date	Date	2023	2022
Short-term debt and current portion of long-term debt:
Credit Facilities:
Syndicated revolving credit facility	Various	Various	$-	$990.0
Bilateral revolving credit facility	Various	Various	-	275.0
Bilateral term loan facility	Various	Various	-	125.0
Finance lease liabilities (1)	Various	Various	14.5	2.9
Short-term debt and current portion of long-term debt			14.5	1,392.9
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(9.6) and $(10.0), respectively	5/13/2020	5/15/2050	490.4	490.0
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $7.8 and $9.4, respectively	3/6/2019	3/15/2029	607.8	609.4
4.000% senior notes, less unamortized discount and debt issuance costs of $(1.8) and $(2.8), respectively	5/15/2015	6/15/2025	898.2	897.2
5.500% senior notes, less unamortized discount and debt issuance costs of $(3.8) and $(4.0), respectively	5/15/2015	6/15/2045	346.2	346.0
5.750 senior notes, less unamortized discount and debt issuance costs of $(8.9) and $0, respectively	3/3/2023	4/1/2033	491.1	-
Finance lease liabilities (1)	Various	Various	20.0	1.3
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.5)	(0.7)
Long-term debt			2,852.2	2,343.2
Total debt			$2,866.7	$3,736.1

_______________

(1) Refer to Note 8. Leases

Accrued interest associated with our outstanding debt obligations was $19.1 and $16.3 million as of  December 31, 2023 and 2022, respectively, and included in “Accounts payable and accrued liabilities” within our accompanying consolidated balance sheets. Interest expense associated with our finance lease and outstanding debt obligations, including amortization of debt issuance costs and original discounts, was $131.3 million, $135.5 million, and $127.0 million for the years ended  December 31, 2023, 2022, and 2021, respectively.

Senior Notes

As of December 31, 2023 and December 31, 2022, we had senior notes with an aggregate principal amount of $2,850.0 million outstanding, and were in compliance with our financial and other debt covenants.

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities

We have a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company. The Syndicated Revolving Credit Facility  may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of December 31, 2023, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. As of December 31, 2023 and 2022, the available capacity under the Syndicated Revolving Credit Facility was $995.4 million and $5.6 million, which takes into account outstanding letters of credit of $4.6 million and $4.4 million, respectively.

On  April 5, 2023, we entered into the Fifth Amendment (the "Amendment") to the committed senior unsecured Syndicated Revolving Credit Facility with Bank of America, N.A. as administrative agent. The Amendment does not change the current borrowing capacity of $1,000.0 million, but does extend the maturity date to  April 5, 2028. Interest on borrowings under the Amendment is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon our public debt rating. A commitment fee on any unused commitment is payable periodically and   may range from 8.0 to 17.5 basis points based upon our public debt rating. The Syndicated Revolving Credit Facility, as amended by the Amendment, also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, investments, and capital expenditures. These covenants place restrictions on mergers, asset sales, sale/leaseback transactions, and certain transactions with affiliates. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.75 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.0 (no more than once) and to 4.25 to 1.0 (no more than once) in connection with the closing of a permitted acquisition. The Syndicated Revolving Credit Facility  may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program. In connection with the Amendment, we incurred additional debt issuance costs of $1.2 million, which will be amortized to "Interest expense" within the accompanying consolidated statements of operations over the remaining life of the Credit Facility.

We also maintained a $125.0 million Bilateral Term Loan Facility and a $275.0 million Bilateral Credit Facility (together the "Bilateral Credit Facilities") that matured on September 9, 2023 and October 2, 2023, respectively. The Bilateral Credit Facilities carried an interest rate of 135 basis points plus the one-month BSBY and were used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program. We have had no outstanding borrowings under our Bilateral Credit Facilities during 2023 through the maturity dates. The Bilateral Credit Facilities have not been renewed.

Debt Maturities

The following table reflects our debt maturities:

Years Ending	Amount
2024	$14.4
2025	913.3
2026	2.9
2027	2.3
2028	1.4
2029 and thereafter	1,950.0
Total	$2,884.3

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of December 31, 2023 and 2022. The common shares have rights to any dividend declared by our Board of Directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all eleven members of our Board of Directors. At December 31, 2023, 2022, and 2021, the adjusted closing price of our common stock was $238.86, $176.42, and $228.73 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of  December 31, 2023 and 2022.

On February 14, 2023, April 25, 2023, July 26, 2023, and October 25, 2023, our board approved a cash dividend of $0.34 per share of common stock issued and outstanding to the holders of record as of March 15, 2023,  June 15, 2023, September 15, 2023, and December 15, 2023, respectively. Cash dividends of $196.8 million and $195.2 million were paid during the years ended December 31, 2023 and 2022, and recorded as a reduction to retained earnings, respectively.

Share Repurchase Program

In  December 2022 and  March 2023, we entered into Accelerated Share Repurchase ("ASR") agreements (the  "December 2022 ASR Agreement" and  "March 2023 ASR Agreement," respectively) to repurchase shares of our common stock for an aggregate purchase price of $250.0 million and $2.5 billion, respectively, with Bank of America, N.A., with respect to the  December 2022 ASR agreement and Citibank, N.A., and Goldman Sachs & Co. LLC with respect to the  March 2023 ASR agreements. Each ASR agreement is accounted for as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. The forward stock purchase agreement is classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. Upon payment of the aggregate purchase prices on  December 14, 2022 and  March 7, 2023, we received initial deliveries of an aggregate of 1,168,224 and 10,655,301 shares of our common stock, respectively. Upon the final settlement of the ASR agreements in  February 2023 and December 2023, we received additional shares of 247,487 and 865,232, respectively, as determined based on the volume weighted average share price of our common stock of $176.68 and $217.00, respectively, during the terms of the ASR agreements, minus an agreed upon discount. The aggregate purchase price was recorded as a reduction to stockholders' equity in our consolidated statements of changes in stockholders' equity for the year ended December 31, 2023. These repurchases for the year ended December 31, 2023 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

In December 2023, we entered into an additional ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $250.0 million with Goldman Sachs & Co. LLC. The ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $250.0 million on December 14, 2023, we received 873,479 shares of our common stock at an initial price of $243.28 per share, representing an initial delivery of approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in February 2024, we received 178,227 additional shares as determined by the daily volume weighted average share price of our common stock of $237.71 during the term of this ASR agreement.

For the year ended December 31, 2023, we repurchased 12,849,921 shares of common stock as part of the Repurchase Program, inclusive of the ASRs and open market repurchases, at a weighted average price of $219.96 per share. We utilized cash received from the sale of our Energy business. As of December 31, 2023, we had $641.5 million available to repurchase shares through our Repurchase Program, inclusive of the $3.0 billion authorization to repurchase shares of our common stock.

Treasury Stock

As of December 31, 2023, our treasury stock consisted of 400,694,309 shares of common stock. During the years ended December 31, 2023, 2022, and 2021, we transferred 1,457,514, 1,650,460, and 1,379,304 shares of common stock, from the treasury shares at a weighted average price of $19.50, $14.25, and $11.78 per share, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted EPS computations for the years ended December 31:

	2023	2022	2021
	(In millions, except for share and per share data)
Numerator used in basic and diluted EPS:
Income from continuing operations	$768.4	$1,042.1	$607.1
Less: Net loss (income) attributable to noncontrolling interests	0.2	(0.4)	(0.1)
Income from discontinued operations, net of tax	(154.0)	(87.8)	59.2
Net income attributable to Verisk	$614.6	$953.9	$666.2
Denominator:
Weighted average number of common shares used in basic EPS	146,623,989	157,905,718	161,841,441
Effect of dilutive shares:
Potential common shares issuable from stock options and stock-based awards	712,170	1,023,224	1,497,468
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	147,336,159	158,928,942	163,338,909

The potential shares of common stock that were excluded from diluted EPS were 540,221, 1,350,159, and 620,241 at December 31, 2023, 2022, and 2021, respectively, because the effect of including those potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive income (losses) as of December 31:

	2023	2022
Foreign currency translation adjustment	$130.7	$(636.9)
Pension and postretirement adjustment, net of tax	(72.5)	(94.3)
Accumulated other comprehensive income (losses)	$58.2	$(731.2)

The before tax and after tax amounts of other comprehensive (loss) income for the years ended December 31, 2023, 2022, and 2021 are summarized below:

		Tax Benefit
	Before Tax	(Expense)	After Tax
December 31, 2023
Foreign currency translation adjustment attributable to Verisk	$67.0	$—	$67.0
Foreign currency translation adjustment attributable to noncontrolling interests	0.6	—	0.6
Cumulative translation adjustment recognized upon deconsolidation of the Energy business	700.6	—	700.6
Foreign currency translation adjustment	768.2	—	768.2
Pension and postretirement adjustment before reclassifications	35.1	(8.9)	26.2
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (losses) (1)	(5.8)	1.4	(4.4)
Pension and postretirement adjustment	29.3	(7.5)	21.8
Total other comprehensive income	$797.5	$(7.5)	$790.0
December 31, 2022
Foreign currency translation adjustment attributable to Verisk	$(298.9)	$—	$(298.9)
Foreign currency translation adjustment attributable to noncontrolling interests	(1.4)	—	(1.4)
Foreign currency translation adjustment	(300.3)	—	(300.3)
Pension and postretirement adjustment before reclassifications	(45.7)	13.5	(32.2)
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (losses) (1)	(4.4)	(1.1)	(5.5)
Pension and postretirement adjustment	(50.1)	12.4	(37.7)
Total other comprehensive loss	$(350.4)	$12.4	$(338.0)
December 31, 2021
Foreign currency translation adjustment	$(45.8)	$—	$(45.8)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.5)	—	(0.5)
Foreign currency translation adjustment	(46.3)	—	(46.3)
Pension and postretirement adjustment before reclassifications	39.8	(9.8)	30.0
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (losses) (1)	(4.1)	1.0	(3.1)
Pension and postretirement adjustment	35.7	(8.8)	26.9
Total other comprehensive loss	$(10.6)	$(8.8)	$(19.4)

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

Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $22.5 thousand for 2023, $20.5 thousand for 2022 and $19.5 thousand for 2021. Certain eligible participants (age 50 and older) may contribute an additional $7.5 thousand on a pre-tax basis for 2023, and $6.5 thousand for 2022 and 2021. After-tax contributions are limited to 10.0% of a participant’s compensation. Effective January 1, 2019, we increased the matching contributions to 100.0% of the first 6.0% of the participant’s contribution. The 401(k) matching contributions under the KSOP for the years ended December 31, 2023, 2022, and 2021, were $32.4 million, $40.0 million, and $33.7 million, respectively; which, at our option, were funded in cash.

In 2005, we established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the qualified pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees participated in the Profit Sharing Plan if they completed 1,000 hours of service each plan year and were employed on December 31 of that year. We can make a discretionary contribution to the Profit Sharing Plan based on our annual performance. Participants vest once they have completed four years and 1,000 hours of service. For the years ended December 31, 2023, 2022, and 2021, there were no profit sharing contributions.

Equity Compensation Plans

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan, or our 2013 Incentive Plan. Awards under our 2021 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of December 31, 2023, there were 13,441,921 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for December 31, 2023 and December 31, 2022 was $141.9 million and $132.5 million, respectively. We issued common stock under these plans from our treasury shares. We have granted equity awards to key employees and directors. The ultimate realization of the PSUs may range from 0% to 200% of the recipient’s target levels established on the grant date.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021 Incentive Plan as of December 31, 2023, 2022, and 2021 and changes during the years is presented below.

	Stock Option			Restricted Stock		PSU
					Weighted			Weighted
		Weighted			Average			Average
		Average	Aggregate		Grant Date			Grant Date
	Number	Exercise	Intrinsic	Number	Fair Value	Number		Fair Value
	of Options	Price	Value	of Shares	Per Share	of Shares		Per Share
			(in millions)
Outstanding at January 1, 2021	5,611,777	$98.28	$613.4	390,054	$131.63	145,609		$170.75
Granted	750,822	$189.29		162,378	$189.23	59,144		$210.07
Dividend reinvestment	—	$—		—	$—	980		N/A
Exercised or lapsed	(1,146,422)	$73.30	$147.6	(173,726)	$120.94	(42,610)		$140.70
Canceled, expired or forfeited	(149,079)	$155.40		(27,202)	$157.79	—		$—
Outstanding at December 31, 2021	5,067,098	$115.73	$572.6	351,504	$161.33	163,123		$192.99
Granted	653,802	$196.64		201,617	$193.33	111,333		$168.63
Dividend reinvestment	—	$—		—	$—	1,371		N/A
Exercised or lapsed	(1,435,673)	$92.38	$129.1	(205,407)	$157.22	(54,927)		$174.42
Canceled, expired or forfeited	(261,411)	$181.48		(40,139)	$182.35	(21,406)		$202.55
Outstanding at December 31, 2022	4,023,816	$132.90	$193.3	307,575	$182.07	199,494		$195.34
Granted	211,945	$185.29		194,236	$185.22	48,486		$212.86
Dividend reinvestment	—	$—		—	$—	1,142		N/A
Exercised or lapsed	(1,295,815)	$108.85	$118.1	(178,602)	$179.39	(45,997)		$192.93
Canceled, expired or forfeited	(227,436)	$187.56		(32,170)	$183.25	(21,889)		$207.27
Outstanding at December 31, 2023	2,712,510	$143.91	$257.6	291,039	$186.28	181,236		$199.62
Exercisable at December 31, 2023	1,947,253	$127.43	$217.0
Exercisable at December 31, 2022	2,702,075	$110.02	$182.6
Nonvested at December 31, 2023	765,257			291,039		181,236
Expected to vest at December 31, 2023	643,367			252,146		223,629	(1)

_______________

(1)	Includes estimated performance achievement

The fair value of our stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table during the years ended December 31:

	2023	2022	2021
Expected volatility	27.28%	25.33%	23.66%
Risk-free interest rate	3.77%	1.55%	0.39%
Expected term in years	4.0	4.2	4.3
Dividend yield	0.66%	0.60%	0.63%
Weighted average grant date fair value per stock option	$48.14	$42.25	$35.15

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our nonvested options and changes are presented below:

	Number of Options	Weighted Average Grant-Date Fair Value Per Share
Nonvested balance at January 1, 2021	2,117,613	$23.39
Granted	750,822	$35.15
Vested	(825,850)	$21.62
Cancelled or expired	(149,079)	$27.54
Nonvested balance at December 31, 2021	1,893,506	$28.49
Granted	653,802	$42.25
Vested	(964,156)	$22.97
Cancelled or expired	(261,411)	$35.23
Nonvested balance at December 31, 2022	1,321,741	$34.65
Granted	211,945	$52.69
Vested	(540,993)	$33.08
Cancelled or expired	(227,436)	$38.03
Nonvested balance at December 31, 2023	765,257	$39.74

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date. Excess tax benefits of $20.6 million, $26.5 million, and $35.9 million from exercised stock options were recorded as income tax benefit in our accompanying consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021, respectively. Stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021 was $54.0 million, $56.5 million, and $55.7 million, respectively. As of December 31, 2023, the weighted average remaining contractual terms were 5.6 years and 4.8 years for outstanding and exercisable stock options, respectively. As of December 31, 2022 the weighted average remaining contractual terms were 5.9 years and 4.9 years for outstanding and exercisable stock options, respectively.

As of December 31, 2023, there was $76.2 million of total unrecognized compensation cost, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted-average period of 2.18 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the years ended December 31, 2023, 2022, and 2021, we granted 5,144, 9,370 and 11,254 stock options under the U.K. Sharesave Plan at a discounted exercise price of $227.65, $178.26, and $166.16, respectively. As of December 31, 2023, there were 441,528 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

We also offer eligible employees the opportunity to participate in an ESPP. Under our ESPP, participating employees may authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25.0 thousand in any calendar year, to purchase shares of our common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, our ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the years ended December 31, 2023, 2022, and 2021, we issued 18,636, 30,398, and 33,974 shares of common stock at a weighted average discounted price of $209.68, $174.66, and $181.77, respectively. As of December 31, 2023, there were 1,177,258 shares of common stock reserved and available for future issuance under our ESPP.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Pension and Postretirement Benefits:

We have a frozen qualified defined benefit pension plan for certain of our employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. Prior to the freeze, we applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which was credited annually based on salary rates determined by years of service, as well as the interest earned on the previous year-end cash balance. We also have a non-qualified frozen supplemental cash balance plan (“SERP”) for certain employees. Our SERP is funded from our general assets. We contributed $1.7 million to our SERP in 2023 and $0.8 million in 2022, respectively, and expect to contribute $1.0 million in 2024.

Our Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. No minimum contribution requirement was and is expected for 2023 and 2022, respectively.

We also provide certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage. We do not expect to contribute to our Postretirement Plan in 2024.

The following table sets forth the changes in the benefit obligations and the plan assets, the funded status of the Pension Plan, SERP, and Postretirement Plan, and the amounts recognized in our consolidated balance sheets at December 31:

	Pension Plan and SERP		Postretirement Plan
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at January 1	$330.9	$431.7	$4.2	$6.0
Interest cost	17.1	14.7	0.2	0.1
Actuarial (gain) loss	(0.8)	(86.6)	1.1	(0.4)
Plan participants’ contributions	—	—	1.3	1.3
Benefits paid	(29.4)	(28.9)	(2.7)	(2.8)
Benefit obligation at December 31	$317.8	$330.9	$4.1	$4.2
Accumulated benefit obligation at December 31	$317.8	$330.9
Change in plan assets:
Fair value of plan assets at January 1	$406.3	$546.2	$7.6	$9.5
Actuarial gain (loss)	47.3	(111.8)	0.4	(1.1)
Employer contributions, net	1.7	0.8	1.5	0.7
Plan participants’ contributions	—	—	1.3	1.3
Benefits paid	(29.4)	(28.9)	(2.7)	(2.8)
Fair value of plan assets at December 31	$425.9	$406.3	$8.1	$7.6
Funded status at December 31	$(108.1)	$(75.4)	$(4.0)	$(3.4)
Amounts recognized in the consolidated balance sheets consist of:
Pension assets, noncurrent (1)	$(117.4)	$(85.6)	$(4.0)	$(3.4)
Pension, SERP and postretirement benefits, current (2)	1.0	0.8	—	—
Pension, SERP and postretirement benefits, noncurrent (3)	8.3	9.4	—	—
Total Pension, SERP and Postretirement benefits	$(108.1)	$(75.4)	$(4.0)	$(3.4)

_______________

(1)  Included in "Other noncurrent assets" in our accompanying consolidated balance sheets

(2)  Included in "Accounts payable and accrued liabilities" in our accompanying consolidated balance sheets

(3)  Included in "Other noncurrent liabilities" in our accompanying consolidated balance sheets

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax components included within accumulated other comprehensive losses as of December 31 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	2023	2022	2023	2022
Prior service benefit cost	$2.4	$2.6	$—	$—
Actuarial losses	118.3	147.8	3.6	3.2
Accumulated other comprehensive losses, pretax	$120.7	$150.4	$3.6	$3.2

The pre-tax components of net periodic benefit (credit) cost and the amounts recognized in other comprehensive income are summarized below for the years ended December 31:

	Pension Plan and SERP			Postretirement Plan
	2023	2022	2021	2023	2022	2021
Interest cost	$17.1	$14.7	$11.0	$0.2	$0.1	$0.1
Expected return on plan assets	(24.1)	(28.2)	(32.8)	(0.1)	(0.2)	(0.2)
Amortization of prior service cost (credit) reclassified from accumulated other comprehensive income	0.2	0.2	0.2	—	—	(0.1)
Amortization of net actuarial loss reclassified from accumulated other comprehensive income	5.2	4.0	3.8	0.4	0.2	0.2
Net periodic (credit) benefit cost	(1.6)	(9.3)	(17.8)	0.5	0.1	—
Less: Amortization of prior service (cost) credit reclassified from accumulated other comprehensive income	(0.2)	(0.2)	(0.2)	—	—	0.1
Less: Amortization of actuarial loss reclassified from accumulated other comprehensive losses	(0.1)	(0.2)	(0.2)	—	—	—
Less: Net loss recognized reclassified from accumulated other comprehensive losses	(5.1)	(3.8)	(3.6)	(0.4)	(0.2)	(0.2)
Actuarial (gain) loss	(24.3)	53.5	(31.1)	0.8	1.0	(0.5)
Total recognized in other comprehensive income	(29.7)	49.3	(35.1)	0.4	0.8	(0.6)
Total recognized in net periodic benefit credit and other comprehensive (income) loss	$(31.3)	$40.0	$(52.9)	$0.9	$0.9	$(0.6)

The weighted-average assumptions used to determine benefit obligations as of December 31, 2023 and 2022 and net periodic benefit (credit) cost for the years 2023, 2022 and 2021 are provided below:

	Pension Plan and SERP			Postretirement Plan
Weighted-average assumptions used to determine benefit obligations:	2023	2022		2023	2022
Discount rate	5.37%	5.49%		4.75%	5.25%
Expected return on plan assets	6.50%	6.25%		1.75%	1.75%
Cash balance interest credit rate	4.43%	2.57%		N/A

Weighted-average assumptions used to determine net periodic benefit (credit) cost:	2023	2022	2021	2023	2022	2021
Discount rate	5.48%	2.75%	2.49%	5.25%	2.25%	1.50%
Expected return on plan assets	6.25%	6.25%	6.50%	1.75%	1.75%	2.00%
Cash balance interest credit rate	4.43%	2.57%	2.57%	N/A

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the Postretirement Plan are net of the federal Medicare subsidy.

	Pension Plan	Postretirement
	and SERP	Plan
	Gross	Gross	Medicare	Net
	Benefit	Benefit	Subsidy	Benefit
	Amount	Amount	Payments	Amount
2024	$29.4	$0.8	$(0.1)	$0.7
2025	$28.9	$0.7	$—	$0.7
2026	$28.4	$0.6	$—	$0.6
2027	$28.4	$0.5	$—	$0.5
2028	$27.0	$0.4	$—	$0.4
2029 and thereafter	$123.3	$1.4	$—	$1.4

The healthcare cost trend rate for 2023 was 7.75% gradually decreasing to 4.5% in 2037. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan.

The subsidy benefit from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced our accumulated postretirement benefit assets by approximately $1.0 and $0.8 million as of December 31, 2023 and 2022, respectively. The subsidy cost increased the net periodic benefit cost by approximately $118.1 thousand, $80.7 thousand, and $75.8 thousand in fiscal 2023, 2022 and 2021, respectively.

The expected return on our Pension Plan assets as of December 31, 2023 and 2022 was 6.25%, which was determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast after adjusting for the target investment allocation and reflecting the current economic environment. During the first quarter of 2023, we changed the investment guidelines on our Pension Plan assets to target investment allocation of 40% to equity securities and 60% to debt securities from our previous target allocation of 45% to equity securities and 55% to debt securities as of December 31, 2022. Our Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms.

The asset allocation at December 31, 2023 and 2022, and target allocation by asset category are as follows:

	Target	Percentage of Plan Assets
Asset Category	Allocation	2023	2022
Equity securities	40.0%	40.0%	41.4%
Debt securities	60.0	53.5	52.9
Real Estate	—	5.3	5.0
Other	—	1.2	0.7
Total	100.0%	100.0%	100.0%

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also maintain a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The asset allocation for our VEBA Plan at December 31, 2023 and 2022 was 100% in debt securities.

There were no transfers among Levels 1, 2, or 3 for the years ended December 31, 2023 and 2022. Refer to Note 7. Fair Value Measurements for further discussion with respect to fair value hierarchy. The following table summarizes the fair value measurements by level of our Pension Plan and Postretirement Plan assets:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
		Identical Assets	Inputs
	Total	(Level 1)	(Level 2)
December 31, 2023
Equity
Managed equity accounts (1)	$131.6	$131.6	$—
Equity — pooled separate account (2)	38.6	—	38.6
Debt
Fixed income manager — separately managed account (5)	138.9	—	138.9
Fixed income manager — pooled separate account (2)	89.2	—	89.2
Fixed income manager — government securities (3)	8.1	8.1	—
Others
Cash — pooled separate account (2)	5.2	—	5.2
Global real estate account (4)	22.4	—	22.4
Total	$434.0	$139.7	$294.3
December 31, 2022
Equity
Managed equity accounts (1)	$128.8	$128.8	$—
Equity — pooled separate account (2)	39.7	—	39.7
Debt
Fixed income manager — separately managed account (5)	133.6	—	133.6
Fixed income manager — pooled separate account (2)	81.5	—	81.5
Fixed income manager — government securities (3)	7.7	7.7	—
Others
Cash — pooled separate account (2)	2.7	—	2.7
Global real estate account (4)	20.2	—	20.2
Total	$414.2	$136.5	$277.7

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

Insurance: We are the leading provider of statistical, actuarial, and underwriting data for the U.S. P&C insurance industry. Our databases include cleansed and standardized records describing premiums and losses in insurance transactions, casualty and property risk attributes for commercial buildings and their occupants, and fire suppression capabilities of municipalities. We use this data to create policy language and proprietary risk classifications that are industry standards and to generate prospective loss cost estimates used to price insurance policies, which are accessed via a hosted platform. We also develop solutions that our customers use to analyze key processes in managing risk. Our combination of algorithms and analytic methods incorporates our proprietary data to generate solutions. We also help businesses and governments better anticipate and manage climate and weather-related risks. In most cases, our customers integrate the solutions into their models, formulas or underwriting criteria in order to predict potential loss events, ranging from hurricanes to earthquakes. We develop catastrophe and extreme event models and offer solutions covering natural and man-made risks, including acts of terrorism. We further develop solutions that allow customers to quantify costs after loss events occur. Our multitier, multispectral terrestrial imagery and data acquisition, processing, analytics, and distribution system using the remote sensing and machine learning technologies help gather, store, process, and deliver geographic and spatially referenced information that supports uses in many markets. Additionally, we offer fraud-detection solutions including review of data on claim histories, analysis of claims to find emerging patterns of fraud, and identification of suspicious claims in the insurance sector. Our underwriting, insurance anti-fraud claims, catastrophe modeling, and loss quantification are included in this segment.

Energy and Specialized Markets: In the first quarter of 2022, the sale of 3E (which comprised of our Specialized Market) was completed. On February 1, 2023, we completed the sale of our Energy segment. We determined that the transaction met the criteria to be classified as discontinued operations. As a result, the financial operations of Energy are excluded from the segment disclosure. See Note 11. Dispositions and Discontinued Operations for further discussion.  Prior to the sale, we were a leading provider of data analytics via hosted platform for the global energy, chemicals, and metals and mining industries. Our research and consulting solutions focused on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support. We gathered and managed proprietary information, insight, and analysis are on oil and gas fields, mines, refineries, and other assets across the interconnected global energy sectors to advise customers in making asset investment and portfolio allocation decisions. Our analytical tools measured and observed environmental properties and translated those measurements into actionable information based on customer needs. In addition, we provided market and cost intelligence to energy companies to optimize financial results. We further offered a suite of data and information services that enable improved compliance with global Environmental Health and Safety requirements related to the safe manufacturing, distribution, transportation, usage, and disposal of chemicals and products.

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides our revenue and EBITDA by reportable segment for the years ended December 31, as well as a reconciliation of EBITDA to income before income taxes for all periods presented in our accompanying consolidated statements of operations:

	2023		2022				2021
	Insurance	Total	Insurance	Energy and Specialized Markets	Financial Services	Total	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$2,681.4	$2,681.4	$2,437.0	$22.4	$37.6	$2,497.0	$2,206.9	$112.8	$142.8	$2,462.5
Expenses:
Cost of revenues (exclusive of items shown separately below)	(876.5)	(876.5)	(781.9)	(19.1)	(23.6)	(824.6)	(704.4)	(58.9)	(90.4)	(853.7)
Selling, general and administrative	(391.8)	(391.8)	(347.4)	(26.7)	(7.4)	(381.5)	(239.1)	(44.9)	(29.2)	(313.2)
Other operating gain (loss)	-	-	-	450.0	(95.8)	354.2	-	-	(134.0)	(134.0)
Investment income (loss)	11.0	11.0	(4.7)	(0.4)	(0.2)	(5.3)	1.8	0.6	(0.3)	2.1
EBITDA from discontinued operations of the Energy business	-	-	-	(117.9)	-	(117.9)	-	222.3	-	222.3
EBITDA	$1,424.1	$1,424.1	$1,303.0	$308.3	$(89.4)	$1,521.9	$1,265.2	$231.9	$(111.1)	$1,386.0
EBITDA from discontinued operations of the Energy business		-				117.9				(222.3)
Depreciation and amortization of fixed assets		(206.8)				(164.2)				(170.3)
Amortization of intangible assets		(74.6)				(74.4)				(79.9)
Interest expense		(115.5)				(138.8)				(127.0)
Income before income taxes		$1,027.2				$1,262.4				$786.5

Long-lived assets by country are provided below as of December 31:

	2023	2022
Long-lived assets:
U.S.	$2,455.7	$2,876.5
U.K.	597.9	2,428.9
Other countries	502.4	730.6
Total long-lived assets	$3,556.0	$6,036.0

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    Related Parties:

We consider our stockholders that own more than 5% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures.  We had no material transactions with related parties owning more than 5% of the entire class of stock for the years ended December 31, 2023 and 2022.

Jeffrey Dailey, one of our directors, was CEO and Chairman of the Board of Farmers Group, Inc. ("Farmers") until December 31, 2022 and  June 30, 2023, respectively. Farmers is a customer of Verisk, and our revenue from Farmers is approximately 2% of our consolidated revenue in 2023 and 2022.

Therese M. Vaughan, one of our directors, was also a director of American International Group ("AIG") until January 31, 2024. AIG is a customer of Verisk, and our revenue from AIG is approximately 1% of our consolidated revenue in 2023 and 2022.

Lee M. Shavel, our President and CEO and one of our directors, is a director of FactSet Research Systems, Inc. There are no material transactions with FactSet Research Systems, Inc.

21.    Commitments and Contingencies:

Commercial Litigation

On February 12, 2024, Plaintiffs filed a lawsuit, DDS Striker Holdings LLC and Data Driven Holdings LLC against Verisk Analytics, Inc. and Insurance Service Office, in the Superior Court of Delaware, Case No. N24C-02-130 VLM CCLD. Plaintiffs allege claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, common law fraud, and civil conspiracy in connection with their inability to meet the post-closing earn-out targets negotiated as part of our acquisition of Data Driven Safety, LLC. Plaintiffs seek rescissory, out-of-pocket and punitive damages, as well as attorney’s fees, costs and other expenses. The deadline for our response is April 3, 2024. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

ERISA Litigation

On  September 24, 2020, former employees Jillyn Peterson, Gabe Hare, Robert Heynen and Adam Krajewski ("Plaintiffs"), filed suit in the United States District Court, District of New Jersey (No. 2:20-cv-13223-CCC-MF) against Defendants Insurance Services Office Inc. ("ISO"), the Plan Administration Committee of Insurance Services Office Inc. and its members ("Committee Defendants"), and the Trust Investment Committee of Insurance Services Office Inc. and its members. The class action complaint alleges violations of the Employee Retirement Income Security Act, as amended ("ERISA"). The class is defined as all persons who were participants in or beneficiaries of the ISO 401(k) Savings and Employee Stock Ownership Plan ("Plan"), at any time between  September 24, 2014 through the date of judgment. The complaint alleges that all defendants are fiduciaries with respect to the Plan. Plaintiffs challenge the amount of fees paid by Plan participants to maintain the investment funds in the plan portfolio and the amount of recordkeeper fees paid by participants. Plaintiffs allege that by permitting the payment of excessive fees, the Committee Defendants breached their ERISA duties of prudence and loyalty. Plaintiffs further allege that ISO breached its ERISA duty by failing to monitor the Committee Defendants who they allege committed known breaches of their fiduciary duties. The complaint does not specify damages but alleges the fiduciary breaches cost Plan participants millions of dollars. Defendants filed their motion to dismiss the complaint on  January 12, 2021, which the court partially denied on  April 13, 2021. Fact discovery was completed. The court stayed the litigation pending the outcome of the parties’ mediation, but the stay was lifted on  May 5, 2023. The parties engaged in expert discovery, and this matter was settled before a mediator on  October 4, 2023. The settlement agreement was signed by both parties, and on January 12, 2024, the court granted preliminary approval of class action settlement.

Financial Services Government Inquiry

We continue to cooperate with a civil inquiry by the Department of Justice ("DOJ") related to government contracts within our former Financial Services segment, which was sold to TransUnion in  April 2022. We are engaged in ongoing discussions regarding potential resolution of the inquiry by the DOJ. There can be no assurance that these discussions and continuing engagement will lead to resolution of the matter and we cannot anticipate the timing, outcome or possible impact of the inquiry, including any potential material adverse financial impacts or otherwise. We have recorded an accrued liability for approximately $39.0 million related to this matter. Amounts payable pursuant to any potential resolution, however, could differ from such amount. Under the stock purchase agreement we entered into with TransUnion pursuant to which TransUnion acquired our former Financial Services segment, we agreed to indemnify TransUnion for certain losses with respect to the inquiry.

In  March 2022, we were informed that the SEC was conducting an inquiry related to certain contracts of our former Financial Services segment. The SEC notified us on November 28, 2023 that it had concluded its investigation and did not intend to recommend an enforcement action against the Company.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data Privacy Litigation

On or about February 8, 2023, Plaintiffs filed a lawsuit, Atlas Data Privacy Corp., et al. v. Verisk Analytics, Inc., et al., in the Superior Court of New Jersey, Middlesex County, Case No. MID-L-000903-24, alleging violations of Daniel’s Law. Verisk has not yet been served. Atlas claims to be an “assignee” of claims of approximately 19,640 individuals who are “covered persons” under Daniel’s Law, allegedly enacted to provide judicial and law enforcement officers and their family members with the right to prevent disclosure of their personal information and to enforce those rights against uncooperative data brokers. It is alleged that Defendants have violated Daniel’s Law by failing to respond and comply with their written request to Defendants to cease publicly disclosing or re-disclosing their protected information. Plaintiffs seek actual damages in the amount of $1,000 per violation under the statute, punitive damages, injunctive relief ordering compliance with Daniel’s Law, permanent injunctive relief, including the appointment of a qualified independent expert to ensure compliance with Daniel’s Law, and reasonable attorney’s fees and costs. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

On  January 30, 2023, Plaintiffs Justin Ahringer and Michael Donner filed a putative class action lawsuit in the United States District Court, Central District of California, titled Ahringer et al. v. LoanDepot, Inc. and Verisk Analytics, Inc. d/b/a Jornaya, Case No.: 8:23-cv-00186. Plaintiffs assert violations of California’s Invasion of Privacy Act, Unfair Competition Law, and a violation of class members’ privacy rights under the California Constitution. Plaintiffs allege that the Defendants recorded visitors’ electronic communications without their consent. Plaintiffs seek to certify a nationwide class of individuals who visited LoanDepot.com and provided personal information on the website’s forms to receive a quote or apply for a loan. They allege that the aggregate claims of all members of the proposed class exceeds $5.0 million. Plaintiffs seek compensatory, statutory or punitive damages or restitution, as well as reasonable attorney’s fees and other costs. We filed a motion to dismiss Plaintiffs’ claims on  April 13, 2023. The parties are currently engaging in jurisdictional discovery in response to the court’s demand to Plaintiff to demonstrate why this case should not be dismissed for lack of subject matter jurisdiction. The court found jurisdiction is proper and partially denied our motion on February 7, 2024. The deadline to answer Plaintiffs' Complaint is February 22, 2024. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

On  June 27, 2022, Plaintiff Loretta Williams brought a putative class action against Lead Intelligence, Inc. d/b/a Jornaya (“we,” “our,” or “us”) in the United States District Court for the Northern District of California, titled Williams v. DDR Media, LLC and Lead Intelligence, Inc. d/b/a Jornaya, Civil Action No. 3:22-cv-03789. The Complaint alleges that the Defendants violated the California Invasion of Privacy Act, Cal. Penal Code 631 (“CIPA”) and invaded Plaintiff’s and class members’ privacy rights when Defendants purportedly recorded visitors’ visits to the scrappyrent2own.com website without prior express consent. It is further alleged that this conduct constitutes a violation of the California Unfair Competition Law, Cal. Bus. Prof. Code Section 17200 et seq. and the California Constitution. The Complaint seeks class certification, injunctive relief, statutory damages in the amount of $5,000 for each violation, attorneys fees and other litigation costs. Our motion to compel arbitration was fully briefed as of   January 27, 2023. It was denied on  February 28, 2023. We filed a motion to dismiss Plaintiff’s claims on  April 13, 2023. On  August 18, 2023 the court granted our motion, dismissing Plaintiff’s claims without prejudice, but giving Plaintiff an opportunity to amend her claims by  September 20, 2023. Plaintiff filed a Second Amended Complaint (“SAC”) on  September 20, 2023. Our motion to dismiss the SAC was fully briefed on December 18, 2023. It was denied on January 30, 2024. The court held an initial case management conference for February 9, 2024.  At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

On  December 15, 2021, Plaintiff Jillian Cantinieri brought a putative class action against Verisk Analytics, Insurance Services Office and ISO Claims Services, Inc. (“we,” “our,” or “us”) in the United States District Court for the Eastern District of New York, titled Cantinieri v. Verisk Analytics Inc., et al., Civil Action No. 2:21-cv-6911. The Complaint alleges that we failed to safeguard the personally identifiable information (PII) of Plaintiff and the members of the proposed classes from a purported breach of our databases by unauthorized entities. Plaintiff and class members allege actual and imminent injuries, including theft of their PII, fraudulent activity on their financial accounts, lowered credit scores, and costs associated with detection and prevention of identity theft and fraud. They seek to recover compensatory, statutory and punitive damages, disgorgement of earnings and profits, and attorney’s fees and costs. We filed our motion to dismiss Plaintiff’s claims on  April 22, 2022. On  March 30, 2023 the court denied our motion to dismiss without prejudice, allowing us an opportunity to re-file the motion once limited jurisdictional discovery has been completed. Our renewed motion to dismiss was fully briefed on February 16, 2024. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.   Subsequent Events:

On January 9, 2024, we completed the acquisition of 100 percent of  Rocket Enterprise Solutions GmbH ("Rocket") for a net cash purchase price of $10.6 million, of which $2.2 million represents a deferred payment and $0.3 million represents a holdback payment. Rocket’s strong property claims and underwriting technology has been widely adopted by many of the largest insurers and service providers across Germany and Austria. Rocket has become a part of our claims category. The acquisition, which follows a strategic investment by Verisk in Rocket in 2022, will further Verisk's expansion in Europe and the Company’s goal of helping insurers and claims service providers leverage more holistic data and technology tools to enhance the claims experience.

On  February 14, 2024, our Board of Directors approved a cash dividend of $0.39 per share of common stock issued and outstanding, payable on  March 29, 2024, to holders of record as of  March 15, 2024. Our Board of Directors also approved an additional share repurchase authorization of $1,000.0 million.

**************

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Financial Information (Unaudited)

Schedule II

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2023, 2022, and 2021

(In millions)

	Balance at	Charged to
	Beginning	Costs and	Deductions—	Balance at
Description	of Year	Expenses (1)	Write-offs (2)	End of Year
Year ended December 31, 2023
Allowance for doubtful accounts	$14.3	$8.7	$(7.9)	$15.1
Valuation allowance for income taxes	$45.3	$1.2	$(40.9)	$5.6
Year ended December 31, 2022
Allowance for doubtful accounts	$15.4	$6.4	$(7.5)	$14.3
Valuation allowance for income taxes	$38.3	$41.2	$(34.2)	$45.3
Year ended December 31, 2021
Allowance for doubtful accounts	$14.1	$13.8	$(12.5)	$15.4
Valuation allowance for income taxes	$30.6	$8.1	$(0.4)	$38.3

(1)	Primarily additional reserves for bad debts

(2)	Primarily accounts receivable balances written off, net of recoveries, the expiration of loss carryforwards, and businesses held for sale

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Verisk Analytics, Inc. effective May 25, 2022, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 25, 2022.

3.2	Amended and Restated By-Laws of Verisk Analytics, Inc. effective May 25, 2022, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 25, 2022.

4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 dated September 21, 2009.

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

4.8	Second Supplemental Indenture, dated May 13, 2020, between Verisk Analytics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 13, 2020.

4.9	Description of Verisk Analytics, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act*

4.10	Third Supplemental Indenture, dated March 7, 2023, between Verisk Analytics, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 7, 2023.

10.1	401(k) Savings Plan and Employee Stock Ownership Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 dated August 12, 2008.

10.2	Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 dated September 21, 2009.

10.3	Form of Letter Agreement, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated October 7, 2008.

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

Exhibit Number	Description
10.14	Verisk Analytics, Inc. 2021 Equity Incentive Plan incorporated herein by reference to Appendix B to the Company's Proxy Statement on Schedule 14A dated April 2, 2021.

10.15

Purchase Agreement, dated as of January 21, 2022, by and among Verisk Analytics, Inc., Tamarack Buyer, L.L.C. and, solely for the limited purpose set forth therein, 3E Company Environmental, Ecological and Engineering, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 24, 2022.

10.16	Verisk Analytics, Inc. Senior Executive Severance Benefits Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 5, 2022.

10.17	Amendment No. 3 to the Verisk Analytics, Inc. 2012 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 2, 2022

10.18	Amended and Restated Loan Agreement dated September 9, 2022 among Verisk Analytics, Inc., as borrower, and Bank of America, N.A. as the initial lender and administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2022.

10.19
Equity Purchase Agreement dated October 28, 2022 by and between Verisk Analytics, Inc. and Planet Jersey Buyer Ltd, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2022.

10.20	Form of Confirmation - Fixed Dollar Accelerated Share Repurchase Transaction, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 7, 2023.

10.21	Fifth Amendment to Second Amended and Restated Credit Agreement dated as of April 5, 2023 among Verisk Analytics, Inc., as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32.1

Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Verisk Analytics, Inc. Financial Statement Compensation Recoupment Policy*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	Inline XBRL Taxonomy Definition Linkbase.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2024.

VERISK ANALYTICS, INC. (Registrant)

/S/ Lee M. Shavel
Lee M. Shavel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024.

Signature	Capacity

/S/ LEE M. SHAVEL	Chief Executive Officer (principal executive officer and director)
Lee M. Shavel

/S/ ELIZABETH MANN	Chief Financial Officer
Elizabeth Mann	(principal financial officer)

/S/ DAVID J. GROVER	Controller and Chief Accounting Officer
David J. Grover	(principal accounting officer)

/S/ BRUCE HANSEN	Independent Chair
Bruce Hansen

/S/ VINCENT BROOKS	Director
Vincent K. Brooks

/S/ JEFFREY DAILEY	Director
Jeffrey Dailey

/S/ KATHLEEN HOGENSON	Director
Kathleen A. Hogenson

/S/ WENDY LANE	Director
Wendy Lane

/S/ SAMUEL G. LISS	Director
Samuel G. Liss

/S/ OLUMIDE SOROYE	Director
Olumide Soroye

/S/ KIMBERLY S. STEVENSON	Director
Kimberly S. Stevenson

/S/ THERESE M. VAUGHAN	Director
Therese M. Vaughan