Form 10-Q
period 2024-03-31
Verisk Analytics, Inc.
filed 2024-05-01
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, there were 142,675,237 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	December 31, 2023
	(in millions, except for share and per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$352.4	$302.7
Accounts receivable, net of allowance for doubtful accounts of $15.7 and $15.1, respectively	486.6	334.2
Prepaid expenses	85.3	84.5
Income taxes receivable	32.2	23.5
Other current assets	60.5	65.2
Total current assets	1,017.0	810.1
Noncurrent assets:
Fixed assets, net	612.5	604.9
Operating lease right-of-use assets, net	187.5	191.7
Intangible assets, net	452.1	471.7
Goodwill	1,760.6	1,760.8
Deferred income tax assets	30.5	30.8
Other noncurrent assets	438.4	496.1
Total assets	$4,498.6	$4,366.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$240.7	$340.8
Short-term debt and current portion of long-term debt	16.4	14.5
Deferred revenues	635.5	375.1
Operating lease liabilities	26.7	33.1
Income taxes payable	10.5	7.9
Total current liabilities	929.8	771.4
Noncurrent liabilities:
Long-term debt	2,860.3	2,852.2
Deferred income tax liabilities	202.5	210.1
Operating lease liabilities	197.1	195.6
Other noncurrent liabilities	21.1	14.6
Total liabilities	4,210.8	4,043.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 142,785,185 and 143,308,729 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,895.6	2,872.3
Treasury stock, at cost, 401,217,853 and 400,694,309 shares, respectively	(9,238.0)	(9,037.5)
Retained earnings	6,580.9	6,416.9
Accumulated other comprehensive income	43.6	58.2
Total Verisk stockholders' equity	282.2	310.0
Noncontrolling interests	5.6	12.2
Total stockholders’ equity	287.8	322.2
Total liabilities and stockholders’ equity	$4,498.6	$4,366.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in millions, except for share and per share data)
Revenues	$704.0	$651.6
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	227.8	216.2
Selling, general and administrative	92.9	79.0
Depreciation and amortization of fixed assets	57.4	44.6
Amortization of intangible assets	18.5	17.7
Total operating expenses, net	396.6	357.5
Operating income	307.4	294.1
Other expense:
Investment loss	(3.3)	(1.1)
Interest expense, net	(28.9)	(26.4)
Total other expense, net	(32.2)	(27.5)
Income from continuing operations before income taxes	275.2	266.6
Provision for income taxes	(55.8)	(72.2)
Income from continuing operations	219.4	194.4
Loss from discontinued operations net of tax expense of $0.0 and $1.1, respectively (Note 7)	—	(138.0)
Net income	219.4	56.4
Less: Net loss (income) attributable to noncontrolling interests	0.2	(0.1)
Net income attributable to Verisk	$219.6	$56.3
Basic net income per share attributable to Verisk:
Income from continuing operations	$1.53	$1.28
Loss from discontinued operations	—	(0.91)
Basic net income per share attributable to Verisk:	$1.53	$0.37
Diluted net income per share attributable to Verisk:
Income from continuing operations	$1.52	$1.27
Loss from discontinued operations	—	(0.90)
Diluted net income per share attributable to Verisk:	$1.52	$0.37
Weighted-average shares outstanding:
Basic	143,298,163	152,032,255
Diluted	143,973,534	152,709,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Net income	$219.4	$56.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(14.3)	759.2
Pension and postretirement liability adjustment	0.8	0.7
Total other comprehensive (loss) income	(13.5)	759.9
Comprehensive income	205.9	816.3
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1.1)	0.7
Comprehensive income attributable to Verisk	$204.8	$817.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended March 31, 2024 and 2023

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, January 1, 2024	544,003,038	$0.1	$2,872.3	$(9,037.5)	$6,416.9	$58.2	$310.0	$12.2	$322.2
Net income (loss)	—	—	—	—	219.6	—	219.6	(0.2)	219.4
Other comprehensive (loss) income	—	—	—	—	—	(14.6)	(14.6)	1.1	(13.5)
Investment in noncontrolling interests	—	—	(7.0)	—	—	—	(7.0)	(7.5)	(14.5)
Common stock dividend (1)	—	—	—	—	(55.6)	—	(55.6)	—	(55.6)
Treasury stock acquired (892,273 shares)	—	—	37.5	(237.6)	—	—	(200.1)	—	(200.1)
Treasury stock shares repurchased not yet settled	—	—	(30.0)	30.0	—	—	—	—	—
Excise tax associated with share repurchases	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Stock options exercised (278,561 shares transferred from treasury stock)	—	—	22.7	6.3	—	—	29.0	—	29.0
Performance share units ("PSU") lapsed (27,819 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
Restricted stock ("RSAs") lapsed (55,959 shares transferred from treasury stock)	—	—	(1.3)	1.3	—	—	—	—	—
Stock-based compensation expense	—	—	13.2	—	—	—	13.2	—	13.2
Net share settlement from RSAs (50,998 shares withheld for tax settlement)	—	—	(12.1)	—	—	—	(12.1)	—	(12.1)
Other stock issuances (6,390 shares transferred from treasury stock)	—	—	0.9	0.1	—	—	1.0	—	1.0
Balance, March 31, 2024	544,003,038	$0.1	$2,895.6	$(9,238.0)	$6,580.9	$43.6	$282.2	$5.6	$287.8

Balance, January 1, 2023	544,003,038	0.1	2,720.8	(6,239.5)	5,999.1	(731.2)	$1,749.3	18.4	$1,767.7
Net income	—	—	—	—	56.3	—	56.3	0.1	56.4
Other comprehensive income	—	—	—	—	—	759.9	759.9	(0.7)	759.2
Investment in noncontrolling interests	—	—	(3.9)	—	—	0.7	(3.2)	(6.6)	(9.8)
Common stock dividend (1)	—	—	—	—	(48.7)	—	(48.7)	—	(48.7)
Treasury stock acquired (10,902,788 shares)	—	—	37.5	(2,557.9)	—	—	(2,520.4)	—	(2,520.4)
Share repurchases via accelerated share repurchase program not yet settled	—	—	(500.3)	500.3	—	—	—	—	—
Stock options exercised (631,334 shares transferred from treasury stock)	—	—	50.7	11.8	—	—	62.5	—	62.5
Performance share units ("PSU") lapsed (27,771 shares transferred from treasury stock)	—	—	(0.4)	0.4	—	—	—	—	—
RSA lapsed (85,922 shares transferred from treasury stock)	—	—	(1.4)	1.4	—	—	—	—	—
Stock-based compensation expense			23.9	-			23.9	—	23.9
Net share settlement from RSAs (67,807 shares withheld for tax settlement)			(12.3)	-			(12.3)	—	(12.3)
Other stock issuances (8,184 shares transferred from treasury stock)	—	—	0.9	0.2	—	—	1.1	—	1.1
Balance, March 31, 2023	544,003,038	$0.1	$2,315.5	$(8,283.3)	$6,006.7	$29.4	$68.4	$11.2	$79.6

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$219.4	$56.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	57.4	44.6
Amortization of intangible assets	18.5	17.7
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.4	0.1
Provision for doubtful accounts	3.4	2.6
Loss on sale of assets	—	128.4
Impairment of cost-based investments	1.0	—
Stock-based compensation expense	13.2	23.9
Deferred income taxes	(8.3)	(19.0)
Gain on disposal of fixed assets	—	(0.1)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(155.9)	(185.4)
Prepaid expenses and other assets	0.3	(32.9)
Operating lease right-of-use assets, net	6.6	2.9
Income taxes	58.0	82.2
Accounts payable and accrued liabilities	(99.4)	(32.4)
Deferred revenues	260.8	261.3
Operating lease liabilities	(7.3)	(2.6)
Other liabilities	4.1	17.6
Net cash provided by operating activities	372.2	365.3
Cash flows from investing activities:
Acquisitions and purchase of additional controlling interest, net of cash acquired of $1.8 and $1.0, respectively	(25.9)	(37.2)
Proceeds from sale of assets	—	3,066.4
Investments in nonpublic companies	(1.3)	(0.8)
Capital expenditures	(55.2)	(61.2)
Escrow funding associated with acquisitions	2.5	—
Other investing activities, net	—	(0.1)
Net cash (used in) provided by investing activities	(79.9)	2,967.1
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	—	495.2
Payment of debt issuance costs	—	(5.5)
Repayment from short-term debt	—	(1,265.0)
Repayment of short-term debt with original maturities greater than three months	—	(125.0)
Repurchases of common stock	(170.0)	(2,000.0)
Share repurchases not yet settled	(30.0)	(500.0)
Proceeds from stock options exercised	28.2	58.4
Net share settlement of taxes from restricted stock and performance share awards	(12.1)	(12.3)
Dividends paid	(55.8)	(49.2)
Other financing activities, net	(2.8)	(1.6)
Net cash used in financing activities	(242.5)	(3,405.0)
Effect of exchange rate changes	(0.1)	11.8
Net increase (decrease) in cash and cash equivalents	49.7	(60.8)
Cash and cash equivalents, beginning of period	302.7	292.7
Cash and cash equivalents, end of period	$352.4	$231.9
Supplemental disclosures:
Income taxes paid	$6.1	$10.0
Interest paid	$9.1	$16.3
Noncash investing and financing activities:
Deferred tax liability established on date of acquisition	$1.4	$3.1
Net assets sold as part of disposition	$—	$3,211.8
Finance lease additions	$12.4	$6.2
Operating lease additions, net	$2.7	$26.3
Fixed assets included in accounts payable and accrued liabilities	$0.2	$0.2

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

Our condensed consolidated financial statements as of  March 31, 2024 and for the three months ended March 31, 2024 and 2023, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations, and cash flows. Our operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. Our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2024 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. We believe the disclosures made are adequate to keep the information presented from being misleading.

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
Segment Reporting (Topic 280) In November 2023, the FASB issued Accounting Standards Update "ASU" No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU No. 2023-07")

This update changes the reportable segment disclosure requirements requiring enhanced disclosures about significant segment expenses. Public entities are required to disclose significant segment expenses that are regularly provided to the chief operating decision maker and to disclose how reported measures of segment profit or loss are used in assessing segment performance and allocating resources.

		ASU No. 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
Income Taxes (Topic 740) In December 2023, the FASB issued Accounting Standards Update "ASU" No. 2023-09, Improvements to Income Tax Disclosures (ASU No. 2023-09)

The amendments within ASU No. 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This Update also includes certain other amendments to improve the effectiveness of income tax disclosures

		The ASU’s amendments are effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted	The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three months ended March 31, 2024 and 2023. No individual customer or country outside of the U.S. accounted for 10.0% or more of our consolidated revenues for the three months ended March 31, 2024 or 2023.

	Three Months Ended March 31,
	2024	2023

Insurance:
Underwriting	$498.4	$460.5
Claims	205.6	191.1
Total revenues	$704.0	$651.6

	Three Months Ended March 31,
	2024	2023
Revenues:
United States	$581.1	$551.8
United Kingdom	51.9	46.9
Other countries	71.0	52.9
Total revenues	$704.0	$651.6

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of March 31, 2024 and December 31, 2023, we had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of March 31, 2024 and December 31, 2023, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $638.6 million and $375.1 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our condensed consolidated balance sheets, respectively, as of March 31, 2024 and December 31, 2023.

The following is a summary of the change in contract liabilities from December 31, 2023 through March 31, 2024:

Contract liabilities at December 31, 2023	$375.1
Revenue	(704.0)
Foreign currency translation adjustment	0.4
Billings	967.1
Contract liabilities at March 31, 2024	$638.6

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% of the balance at March 31, 2024 and December 31, 2023.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of March 31, 2024 and December 31, 2023, we had deferred commissions of $79.0 million and $76.4 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts, because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $1.1 million and $1.2 million as of March 31, 2024 and December 31, 2023, respectively. Our investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying condensed consolidated balance sheets.

We elected not to carry our long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of March 31, 2024 and December 31, 2023, respectively:

		March 31, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Senior notes (Note 10)	Level 2	$2,834.1	$2,687.8	$2,833.7	$2,735.3

As of March 31, 2024 and December 31, 2023, we had securities without readily determinable market values of $205.2 million and $200.9 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies and do not hold investments in common stock or in-substance common stock in such entities. As of March 31, 2024 and December 31, 2023, we also had investments in private companies of $26.6 million and $30.5 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25") as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2024, there was no provision for credit losses related to these investments.

5. Leases:

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842, Leases ("ASC 842").

The following table presents the consolidated lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
Lease cost:
Operating lease cost (1)	$8.5	$9.0
Sublease income	(1.0)	(0.4)
Finance lease costs:
Depreciation of finance lease assets (2)	4.4	3.7
Interest on finance lease liabilities (3)	0.5	0.1
Total lease cost	$12.4	$12.4

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(8.9)	$(9.0)
Operating cash outflows from finance leases	$(0.5)	$(0.1)
Financing cash outflows from finance leases	$(2.8)	$(1.6)

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

(3) Included in "Interest expense" in our accompanying condensed consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated finance and operating leases as of March 31, 2024 and 2023, respectively:

	March 31,
	2024	2023
Weighted-average remaining lease term - operating leases (in years)	7.9	8.5
Weighted-average remaining lease term - finance leases (in years)	3.3	4.0
Weighted-average discount rate - operating leases	4.0%	3.9%
Weighted-average discount rate - finance leases	4.2%	3.3%

Our ROU assets and lease liabilities for finance leases were $48.8 million and $44.1 million, respectively, as of March 31, 2024. Our ROU assets and lease liabilities for finance leases were $41.2 million and $34.5 million, respectively, as of December 31, 2023. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying condensed consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying condensed consolidated balance sheets (see Note 10. Debt).

Maturities of lease liabilities for the remainder of 2024 and the years through 2029 and thereafter are as follows:

	March 31, 2024
Years Ending	Operating Leases	Finance Leases
2024	$24.9	$16.6
2025	34.7	16.7
2026	33.2	6.1
2027	33.0	5.6
2028	31.7	3.2
2029 and thereafter	104.0	—
Total lease payments	261.5	48.2
Less: Amount representing interest	(37.7)	(4.1)
Present value of total lease payments	$223.8	$44.1

6. Acquisitions:

2024 Acquisitions

On  January 8, 2024, we completed the acquisition of 100 percent of Rocket Enterprise Solutions GmbH ("Rocket") for a net cash purchase price of $10.1 million, of which $2.2 million represents a deferred payment and $0.3 million represents a holdback payment. The majority of the purchase price was allocated to goodwill as we did not incur any material liabilities. Rocket’s strong property claims and underwriting technology has been widely adopted by many of the largest insurers and service providers across Germany and Austria. Rocket has become a part of our claims category. The acquisition, which follows a strategic investment by Verisk in Rocket in 2022, will further Verisk's expansion in Europe and the Company’s goal of helping insurers and claims service providers leverage more holistic data and technology tools to enhance the claims experience.

For the three months ended March 31, 2024 and 2023, we incurred transaction costs of $0.1 million and $1.0 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations. The 2024 acquisition was immaterial to our condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the applicable acquisition dates. At  March 31, 2024 and  December 31, 2023, the current portion of the escrows amounted to $3.8 million and $3.9 million, respectively. There were no noncurrent portions of the escrows. The current portion of the escrows have been included in "Other current assets" in our accompanying condensed consolidated balance sheets.

As of March 31, 2024, the acquisitions of Rocket Enterprise Solutions GmbH, LLC, Krug Sachverständigen GmbH, Mavera Holding AB, and Morning Data Limited included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and/or EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of  March 31, 2024 and  December 31, 2023 reflect the best estimate of acquisition-related contingent payments. The associated current portion of the contingent payments were $0.0 million and $10.0 million as of  March 31, 2024 and  December 31, 2023, respectively. The associated noncurrent portion of contingent payments were $2.1 million as of  March 31, 2024 and  December 31, 2023, respectively.

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

The following table presents the financial results from discontinued operations, net of income taxes in our consolidated statement of income for the periods indicated:

For the Three Months Ended March 31,
2023
Revenues	$46.8
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	18.3
Selling, general and administrative	33.0
Depreciation and amortization of fixed assets	-
Amortization of intangible assets	-
Other operating loss, net	128.4
Total operating expenses	179.7
Operating loss	(132.9)
Other income (expense):
Investment loss and others, net	(4.0)
Loss from discontinued operations before income taxes	(136.9)
Income tax expense	(1.1)
Loss from discontinued operations, net of income taxes	$(138.0)

The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. The following table presents selected cash flow information associated with our discontinued operations:

For the Three Months Ended March 31,
2023
Significant non-cash operating activities:
Depreciation and amortization of fixed assets	$-
Amortization of intangible assets	-
Operating lease right-of-use assets, net	0.1
Investing activities:
Capital expenditures	(6.5)
Supplemental disclosures:
Fixed assets included in accounts payable and accrued liabilities	-

8. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2023 through March 31, 2024, for our Insurance operating segment:

Insurance
Goodwill at December 31, 2023	$1,760.8
Acquisitions(1)	10.6
Purchase accounting reclassifications	0.7
Foreign currency translation adjustment	(11.5)
Goodwill at March 31, 2024	$1,760.6

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

There were no impairments to long lived assets for the three months ended March 31, 2024 and 2023.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
March 31, 2024
Technology-based	8	$369.1	$(267.7)	$101.4
Marketing-related	6	42.6	(39.0)	3.6
Contract-based	6	5.0	(5.0)	—
Customer-related	13	540.4	(200.1)	340.3
Database-based	8	15.2	(8.4)	6.8
Total intangible assets		$972.3	$(520.2)	$452.1
December 31, 2023
Technology-based	8	$370.2	$(261.2)	$109.0
Marketing-related	6	42.7	(38.7)	4.0
Contract-based	6	5.0	(5.0)	—
Customer-related	13	542.1	(190.7)	351.4
Database-based	8	15.2	(7.9)	7.3
Total intangible assets		$975.2	$(503.5)	$471.7

Amortization expense related to intangible assets for the three months ended  March 31, 2024 and 2023 was $18.5 million and $17.7 million, respectively. Estimated amortization expense for the remainder of 2024 and the years through 2029 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2024	$53.5
2025	62.8
2026	60.9
2027	52.7
2028	45.6
2029 and thereafter	176.6
Total	$452.1

9. Income Taxes:

Our effective tax rate for the three months ended March 31, 2024 was 20.3% compared to the effective tax rate for the three months ended March 31, 2023 of 27.1%. The effective tax rate for the three months ended March 31, 2024 was lower than the effective tax rate for the three months ended March 31, 2023 primarily due to tax charges incurred in structuring the sale of our Energy business in the prior year. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

A number of jurisdictions have begun to enact legislation to implement the Organization for Economic Co-operation and Development’s 15% global minimum tax regime with effect from January 1, 2024. We do not expect these changes to have a material impact on our consolidated financial statements.

10. Debt:

The following table presents short-term and long-term debt by issuance as of March 31, 2024 and December 31, 2023:

	Issuance Date	Maturity Date	2024	2023
Short-term debt and current portion of long-term debt:
Credit Facilities:
Syndicated revolving credit facility	Various	Various	$—	$-
Finance lease liabilities (1)	Various	Various	16.4	14.5
Short-term debt and current portion of long-term debt			16.4	14.5
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(9.5) and $(9.6), respectively	5/13/2020	5/15/2050	490.5	490.4
4.125% senior notes, inclusive of unamortized premium, net of unamortized discount and debt issuance costs, of $7.4 and $7.8, respectively	3/6/2019	3/15/2029	607.4	607.8
4.000% senior notes, less unamortized discount and debt issuance costs of $(1.4) and $(1.8), respectively	5/15/2015	6/15/2025	898.6	898.2
5.500% senior notes, less unamortized discount and debt issuance costs of $(3.8) and $(3.8), respectively	5/15/2015	6/15/2045	346.2	346.2
5.750 senior notes, less unamortized discount and debt issuance costs of $(8.6) and $(8.9), respectively	3/3/2023	4/1/2033	491.4	491.1
Finance lease liabilities (1)	Various	Various	27.7	20.0
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.5)	(1.5)
Long-term debt			2,860.3	2,852.2
Total debt			$2,876.7	$2,866.7

_______________

(1) Refer to Note 5. Leases

Senior Notes

As of March 31, 2024 and December 31, 2023, we had senior notes with an aggregate principal amount of $2,850.0 million outstanding, and were in compliance with our financial and other covenants.

Credit Facilities

We have a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,000 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company. The Syndicated Revolving Credit Facility  may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of March 31, 2024, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. As of March 31, 2024 and December 31, 2023, the available capacity under the Syndicated Revolving Credit Facility was $995.4 million, which takes into account outstanding letters of credit of $4.6 million.

11. Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of  March 31, 2024 and December 31, 2023. Our common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board. At March 31, 2024 and December 31, 2023, the adjusted closing price of our common stock was $235.73 and $238.86 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of March 31, 2024 and December 31, 2023.

On February 14, 2024, our Board approved a cash dividend of $0.39 and per share of common stock issued and outstanding to the holders of record as of March 15, 2024. Cash dividends of $55.8 million and $49.2 million were paid during the three months ended March 31, 2024 and 2023, respectively, and recorded as a reduction to retained earnings.

Share Repurchase Program

In  December 2023, we entered into an Accelerated Share Repurchase ("ASR") agreement (the "December 2023 ASR Agreement") to repurchase shares of our common stock for an aggregate purchase price of $250.0 million with Goldman Sachs & Co. LLC. All ASR agreements are accounted for as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. The forward stock purchase agreements are classified as equity instruments under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. The aggregate purchase price was recorded as a reduction to stockholder's equity in our condensed consolidated statements of changes in stockholder's equity for the three months ended March 31, 2024. Upon payment of the aggregate purchase price on December 14, 2023, we received an initial delivery of 873,479 shares of our common stock. Upon the final settlement of the December 2023 ASR Agreement in February 2024, we received 178,227 additional shares as determined based on the volume weighted average share price of our common stock of $237.71 during the term of the December 2023 ASR Agreement. These repurchases for the three months ended March 31, 2024 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

In  March 2024, we entered into an additional ASR agreement (the "March 2024 ASR Agreement") to repurchase shares of our common stock for an aggregate purchase price of $200.0 million with JPMorgan Chase Bank, National Association. Upon payment of the aggregate purchase price on March 13, 2024, we received an initial delivery of 714,046 shares of our common stock. Upon the final settlement of the March 2024 ASR Agreement in April 2024, we received 148,286 additional shares, as determined based on the volume weighted average share price of our common stock of $231.93 during the term of the March 2024 ASR Agreement. The initial share delivery reduced our outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted EPS.

We utilized cash received from operations for these repurchases. As of March 31, 2024, we had $1,441.5 million available to repurchase shares through our Repurchase Program, inclusive of the $1.0 billion authorization approved by our board on February 14, 2024.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Through the first quarter of 2024, we recorded total excise tax of $26.4 million, which has been included within treasury stock, as part of the cost basis of the stock repurchased, and other current and other noncurrent liabilities in our condensed consolidated balance sheet as of March 31, 2024.

Treasury Stock

As of March 31, 2024, our treasury stock consisted of 401,217,853 shares of common stock, carried at cost. During the three months ended March 31, 2024, we transferred 368,729 shares of common stock from the treasury shares at a weighted average treasury stock price of $22.63 per share.

Earnings Per Share

Basic EPS is computed by dividing net income attributable to Verisk by the weighted average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding, using the treasury stock method, if the dilutive potential common shares, including vested and nonvested stock options, nonvested restricted stock awards, nonvested restricted stock units, nonvested performance share units ("PSU"), and nonvested deferred stock units, had been issued.

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator used in basic and diluted EPS:
Income from continuing operations	$219.4	$194.4
Less: Net loss (income) attributable to noncontrolling interests	0.2	(0.1)
Loss from discontinued operations, net of tax	—	(138.0)
Net income attributable to Verisk	$219.6	$56.3
Denominator:
Weighted average number of common shares used in basic EPS	143,298,163	152,032,255
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	675,371	677,064
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	143,973,534	152,709,319

The potential shares of common stock that were excluded from diluted EPS were 254,861 and 1,399,406 for the three months ended March 31, 2024 and 2023, respectively, because the effect of including these potential shares was anti-dilutive.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of accumulated other comprehensive income (loss) as of March 31, 2024 and December 31, 2023:

	2024	2023
Foreign currency translation adjustment	$115.3	$130.7
Pension and postretirement adjustment, net of tax	(71.7)	(72.5)
Accumulated other comprehensive income	$43.6	$58.2

The before-tax and after-tax amounts of other comprehensive income (loss) income for the three months ended March 31, 2024 and 2023 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended March 31, 2024
Foreign currency translation adjustment attributable to Verisk	$(15.4)	$—	$(15.4)
Foreign currency translation adjustment attributable to noncontrolling interests	1.1	—	1.1
Foreign currency translation adjustment	(14.3)	—	(14.3)
Pension and postretirement adjustment before reclassifications	2.1	(0.5)	1.6
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.0)	0.2	(0.8)
Pension and postretirement adjustment	1.1	(0.3)	0.8
Total other comprehensive loss	$(13.2)	$(0.3)	$(13.5)
For the Three Months Ended March 31, 2023
Foreign currency translation adjustment attributable to Verisk	$59.3	$—	$59.3
Foreign currency translation adjustment attributable to noncontrolling interests	(0.7)	—	(0.7)
Cumulative translation adjustment recognized upon deconsolidation of the Energy business	700.6	—	700.6
Foreign currency translation adjustment	759.2	—	759.2
Pension and postretirement adjustment before reclassifications	2.5	0.1	2.6
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.5)	(0.4)	(1.9)
Pension and postretirement adjustment	1.0	(0.3)	0.7
Total other comprehensive income	$760.2	$(0.3)	$759.9

___________

(1)

These accumulated other comprehensive loss components, before tax, are included under "Cost of revenues" and "Selling, general and administrative" in our accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 13. Pension and Postretirement Benefits for additional details).

12. Equity Compensation Plans:

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan or our 2013 Incentive Plan. Awards under our 2021 Incentive Plan  may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of March 31, 2024, there were 12,819,287 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the three months ended  March 31, 2024 and 2023 was $28.2 million and $58.4 million, respectively.

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

In January 2024, we granted 199,776 nonqualified stock options, 129,789 shares of restricted stock, and 47,838 PSUs to key employees. The nonqualified stock options and restricted stock have a graded service vesting period of four years. The PSUs granted consisted of 29,929 PSUs that are based on the achievement of relative total shareholder return as compared to the companies that comprise the S&P 500 index ("TSR-based PSUs") and 17,909 PSUs that are tied to the achievement of certain financial performance conditions, namely incremental return on invested capital (“ROIC-based PSUs”). Each of the TSR-based PSUs and ROIC-based PSUs have a three-year performance period, subject to the recipients' continued service. The grant date fair value of the ROIC-based PSUs is determined using the closing price of our common stock on the grant date. The related performance condition is driven by the incremental return on invested capital based on net operating profit. The ultimate realization of the PSUs may range from 0% to 200% of the recipient’s target levels established on the grant date.

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021 and 2013 Incentive Plans as of December 31, 2023 and March 31, 2024 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2023	2,712,510	$143.91	$257.6	291,039	$186.28	181,236	$199.62
Granted	199,866	$236.77		129,964	$236.77	47,838	$265.94
Dividend reinvestment	—	$—		—	$—	298	N/A
Exercised or lapsed	(278,561)	$103.99	$38.8	(88,330)	$183.83	(47,821)	$210.07
Canceled, expired or forfeited	(7,840)	$200.94		(3,925)	$198.52	(1,870)	$210.07
Outstanding at March 31, 2024	2,625,975	$155.07	$211.8	328,748	$206.78	179,681	$205.10
Exercisable at March 31, 2024	1,964,126	$138.88	$190.2
Exercisable at December 31, 2023	1,947,253	$127.43	$217.0
Nonvested at March 31, 2024	661,849			328,748		179,681
Expected to vest at March 31, 2024	543,552			284,988		186,375 (1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the three months ended March 31, 2024 and 2023:

	2024	2023
Option pricing model	Black-Scholes	Black-Scholes
Weighted average grant price	$236.77	$183.95
Expected volatility	23.54%	27.36%
Risk-free interest rate	3.89%	3.74%
Expected term in years	3.7	4.0
Dividend yield	0.66%	0.66%
Weighted average grant date fair value per stock option	$53.40	$47.69

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

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of our common stock as of the reporting date. Excess tax benefits from stock-based compensation were recorded as income tax benefit in our condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 5.9 years and 5.1 years for the outstanding and exercisable stock options, respectively, as of March 31, 2024.

For the three months ended March 31, 2024, there was $113.5 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.67 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. As of March 31, 2024, there were 442,118 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

Our ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount of its fair market value at the time of purchase. During the three months ended March 31, 2024 and 2023, we issued 5,015 and 5,661 shares of common stock at a weighted discounted price of $223.94 and $182.24 for the ESPP, respectively. As of March 31, 2023, there were 1,172,243 shares of common stock reserved and available for future issuance under our ESPP.

13. Pension and Postretirement Benefits:

We maintain a frozen qualified defined benefit pension plan for certain employees through membership in our Pension Plan for Insurance Organizations (the "Pension Plan"), a multiple-employer trust. We also apply a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on the interest earned on the previous year-end cash balance. We also have a frozen non-qualified supplemental cash balance plan ("SERP") for certain employees. The SERP is funded from our general assets. During the first quarter of 2024 and as of December 31, 2023, the investment guidelines on our Pension Plan assets targeted an investment allocation of 40% to equity securities and 60% to debt securities. We also provide certain healthcare and life insurance benefits to certain qualifying active and retired employees. Our Postretirement Health and Life Insurance Plan (the "Postretirement Plan"), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage.

The components of net periodic (benefit) cost for the three months ended March 31, 2024 and 2023 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended March 31,
	2024	2023	2024	2023
Interest cost	$4.1	$4.3	$—	$—
Expected return on plan assets	(6.4)	(6.2)	—	—
Amortization of net actuarial loss	0.9	1.5	0.1	—
Net periodic (benefit) cost	$(1.4)	$(0.4)	$0.1	$—
Employer contributions, net	$0.2	$1.0	$0.2	$0.6

The expected contributions to the Pension Plan, SERP, and Postretirement Plan for the year ending  December 31, 2024 are consistent with the amounts previously disclosed as of December 31, 2023.

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

Each of the reportable segments, Insurance, and Energy and Specialized Markets, has a portion of its revenue from more than one of the three revenue types described within our revenue recognition policy. Below is the overview of the solutions offered within each reportable segment.

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

Energy and Specialized Markets: On  February 1, 2023, we completed the sale of our Energy segment. We determined that the transaction met the criteria to be classified as discontinued operations. As a result, the financial operations of Energy are excluded from the segment disclosure. See Note 7. Dispositions and Discontinued Operations for further discussion.  Prior to the sale, we were a leading provider of data analytics via hosted platform for the global energy, chemicals, and metals and mining industries. Our research and consulting solutions focused on exploration strategies and screening, asset development and acquisition, commodity markets, and corporate analysis in the areas of business environment, business improvement, business strategies, commercial advisory, and transaction support. We gathered and managed proprietary information, insight, and analysis on oil and gas fields, mines, refineries, and other assets across the interconnected global energy sectors to advise customers in making asset investment and portfolio allocation decisions. Our analytical tools measured and observed environmental properties and translated those measurements into actionable information based on customer needs. In addition, we provided market and cost intelligence to energy companies to optimize financial results.

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

The following tables provide our revenue and EBITDA by reportable segment for the three months ended March 31, 2024 and 2023, and the reconciliation of EBITDA to income before income taxes as shown in our accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	March 31, 2024		March 31, 2023
	Insurance	Total	Insurance	Energy and Specialized Markets	Total
Revenues	$704.0	$704.0	651.6	—	$651.6
Expenses:
Cost of revenues (exclusive of items shown separately below)	(227.8)	(227.8)	(216.2)	—	(216.2)
Selling, general and administrative	(92.9)	(92.9)	(79.0)	—	(79.0)
Investment loss	(3.3)	(3.3)	(1.1)	—	(1.1)
EBITDA from discontinued operations of the Energy business	—	—	—	(136.9)	(136.9)
EBITDA	$380.0	$380.0	$355.3	$(136.9)	$218.4
EBITDA from discontinued operations of the Energy business		—			136.9
Depreciation and amortization of fixed assets		(57.4)			(44.6)
Amortization of intangible assets		(18.5)			(17.7)
Interest expense		(28.9)			(26.4)
Income before income taxes		$275.2			$266.6

Long-lived assets by country are provided below:

	March 31, 2024	December 31, 2023
Long-lived assets:
U.S.	$2,382.7	$2,455.7
U.K.	596.9	597.9
Other countries	502.1	502.4
Total long-lived assets	$3,481.6	$3,556.0

15. Related Parties:

We consider our stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. For the three months ended March 31, 2024 and 2023, we had no material transactions with related parties owning more than 5.0% of the entire class of stock.

16. Commitments and Contingencies:

We are a party to legal proceedings, investigations, examinations, subpoenas, third party requests, government requests, regulatory proceedings and other claims with respect to a variety of matters in the ordinary course of business, including the matters described below (collectively, “Ongoing Matters”). With respect to Ongoing Matters, we are unable, at the present time, to determine the ultimate resolution of or provide a reasonable estimate of the range of possible loss attributable to Ongoing Matters or the impact these matters may have on our results of operations, financial position, or cash flows. Although we believe we have strong defenses and have appealed adverse rulings to us, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations, financial position, or cash flows.

Telematics Litigation

As of April 19, 2024, various Plaintiffs filed four, separate putative class action lawsuits against General Motors LLC (“GM”), OnStar LLC (“OnStar”), LexisNexis Risk Solutions, Inc. (“LexisNexis”) and Verisk (collectively, “Defendants”) in the United States District Court for the Northern District of Georgia, the Eastern District of Michigan and Southern District of New York. The Complaints generally allege that Defendants GM and OnStar collected consumers’ driver behavior data through vehicle software, transmitted it to LexisNexis and Verisk, and that LexisNexis and Verisk shared the data with insurance companies, without the individuals’ knowledge or consent. Plaintiffs seek certification of both nationwide classes of individuals and subclasses of various state residents who had their vehicle’s driving data collected by Defendants and shared with a third party without their consent. The Plaintiffs also seek actual, statutory and punitive damages, injunctive relief, as well as reasonable attorney’s fees and other costs. At this time, it is not possible to reasonably estimate the liability related to these matters, as they are still in their early stages.

Indemnification Claim

In December 2023, we received a Notice of Indemnification claim from the current owner of our former healthcare data analytics subsidiary, which was divested in 2016, relating to an ongoing tax investigation by the Nepalese tax authorities. Pursuant to the 2016 sale agreement, we are subject to indemnification obligations with respect to certain pre-closing tax liabilities of the divested entity. At this time, it is not possible to reasonably estimate the liability related to this matter, as it is still in its early stages.

Commercial Litigation

On  February 12, 2024, Plaintiffs filed a lawsuit, DDS Striker Holdings LLC and Data Driven Holdings LLC against Verisk Analytics, Inc. and Insurance Service Office, in the Superior Court of Delaware, Case No. N24C-02-130 VLM CCLD. Plaintiffs allege claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, common law fraud, and civil conspiracy in connection with their inability to meet the post-closing earn-out targets negotiated as part of our acquisition of Data Driven Safety, LLC. Plaintiffs seek rescissory, out-of-pocket and punitive damages, as well as attorney’s fees, costs and other expenses. We filed a motion to dismiss Plaintiffs’ claims on April 3, 2024. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

ERISA Litigation

On September 24, 2020, former employees Jillyn Peterson, Gabe Hare, Robert Heynen and Adam Krajewski ("Plaintiffs"), filed suit in the United States District Court, District of New Jersey (No. 2:20-cv-13223-CCC-MF) against Defendants Insurance Services Office Inc. ("ISO"), the Plan Administration Committee of Insurance Services Office Inc. and its members ("Committee Defendants"), and the Trust Investment Committee of Insurance Services Office Inc. and its members. The class action complaint alleges violations of the Employee Retirement Income Security Act, as amended ("ERISA"). The class is defined as all persons who were participants in or beneficiaries of the ISO 401(k) Savings and Employee Stock Ownership Plan ("Plan"), at any time between  September 24, 2014 through the date of judgment. The complaint alleges that all defendants are fiduciaries with respect to the Plan. Plaintiffs challenge the amount of fees paid by Plan participants to maintain the investment funds in the plan portfolio and the amount of recordkeeper fees paid by participants. Plaintiffs allege that by permitting the payment of excessive fees, the Committee Defendants breached their ERISA duties of prudence and loyalty. Plaintiffs further allege that ISO breached its ERISA duty by failing to monitor the Committee Defendants who they allege committed known breaches of their fiduciary duties. The complaint does not specify damages but alleges the fiduciary breaches cost Plan participants millions of dollars. Defendants filed their motion to dismiss the complaint on  January 12, 2021, which the court partially denied on  April 13, 2021. Fact discovery was completed. The court stayed the litigation pending the outcome of the parties’ mediation, but the stay was lifted on  May 5, 2023. The parties engaged in expert discovery, and this matter was settled before a mediator on  October 4, 2023. The settlement agreement was signed by both parties, and on  January 12, 2024, the court granted preliminary approval of class action settlement. As a requirement to this class action settlement, an independent fiduciary will review the settlement on behalf of the Plan.

Financial Services Government Inquiry

On or about March 12, 2024, our former subsidiary within our former Financial Services segment entered into an agreement with the Department of Justice (“DOJ”) to settle a civil inquiry related to government contracts for $37.0 million. We cooperated with the inquiry, and the agreement with the DOJ concludes this matter. Under the stock purchase agreement we entered into with TransUnion pursuant to which TransUnion acquired our former Financial Services segment, we agreed to indemnify TransUnion for certain losses with respect to the inquiry. We previously recorded an accrued liability related to this matter.

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

On  January 30, 2023, Plaintiffs Justin Ahringer and Michael Donner filed a putative class action lawsuit in the United States District Court, Central District of California, titled Ahringer et al. v. LoanDepot, Inc. and Verisk Analytics, Inc. d/b/a Jornaya, Case No.: 8:23-cv-00186. Plaintiffs assert violations of California’s Invasion of Privacy Act, Unfair Competition Law, and a violation of class members’ privacy rights under the California Constitution. Plaintiffs allege that the Defendants recorded visitors’ electronic communications without their consent. Plaintiffs seek to certify a nationwide class of individuals who visited LoanDepot.com and provided personal information on the website’s forms to receive a quote or apply for a loan. They allege that the aggregate claims of all members of the proposed class exceeds $5.0 million. Plaintiffs seek compensatory, statutory or punitive damages or restitution, as well as reasonable attorney’s fees and other costs. We filed a motion to dismiss Plaintiffs’ claims on  April 13, 2023. The parties are currently engaging in jurisdictional discovery in response to the court’s demand to Plaintiff to demonstrate why this case should not be dismissed for lack of subject matter jurisdiction. The court found jurisdiction is proper and partially denied our motion on  February 7, 2024. We filed our Answer to Plaintiffs' Complaint on  February 22, 2024. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

On  June 27, 2022, Plaintiff Loretta Williams brought a putative class action against Lead Intelligence, Inc. d/b/a Jornaya (“we,” “our,” or “us”) in the United States District Court for the Northern District of California, titled Williams v. DDR Media, LLC and Lead Intelligence, Inc. d/b/a Jornaya, Civil Action No. 3:22-cv-03789. The Complaint alleges that the Defendants violated the California Invasion of Privacy Act, Cal. Penal Code 631 (“CIPA”) and invaded Plaintiff’s and class members’ privacy rights when Defendants purportedly recorded visitors’ visits to the scrappyrent2own.com website without prior express consent. It is further alleged that this conduct constitutes a violation of the California Unfair Competition Law, Cal. Bus. Prof. Code Section 17200 et seq. and the California Constitution. The Complaint seeks class certification, injunctive relief, statutory damages in the amount of $5,000 for each violation, attorneys fees and other litigation costs. Our motion to compel arbitration was fully briefed as of  January 27, 2023. It was denied on  February 28, 2023. We filed a motion to dismiss Plaintiff’s claims on  April 13, 2023. On  August 18, 2023 the court granted our motion, dismissing Plaintiff’s claims without prejudice, but giving Plaintiff an opportunity to amend her claims by  September 20, 2023. Plaintiff filed a Second Amended Complaint (“SAC”) on  September 20, 2023. Our motion to dismiss the SAC was fully briefed on  December 18, 2023. It was denied on  January 30, 2024. The court held an initial case management conference for  February 9, 2024. The parties are currently drafting a joint discovery schedule for proposal to the court. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

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

The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K ("2023 10-K") dated and filed with the Securities and Exchange Commission on February 21, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under "Risk Factors" and "Special Note Regarding Forward Looking Statements" in our 2023 Form 10-K and those listed under Item 1A in Part II of this quarterly report on Form 10-Q.

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

Revenues

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. For the three months ended March 31, 2024 and 2023, approximately 80% of our insurance revenues were derived from hosted subscriptions through agreements (generally one to five years) for our solutions.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the three months ended March 31, 2024 and 2023, approximately 20% of our insurance revenues were derived from providing transactional and advisory/consulting solutions.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 58% and 62% of our total operating expenses (excluding gains/losses related to dispositions) for the three months ended March 31, 2024 and 2023, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended
	March 31,		Percentage
	2024	2023	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Revenues	$704.0	$651.6	8.0%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	227.8	216.2	5.4%
Selling, general and administrative	92.9	79.0	17.6%
Depreciation and amortization of fixed assets	57.4	44.6	28.7%
Amortization of intangible assets	18.5	17.7	4.5%
Total operating expenses, net	396.6	357.5	10.9%
Operating income	307.4	294.1	4.5%
Other expense:
Investment loss	(3.3)	(1.1)	200.0%
Interest expense, net	(28.9)	(26.4)	9.5%
Total other expense, net	(32.2)	(27.5)	17.1%
Income from continuing operations before income taxes	275.2	266.6	3.2%
Provision for income taxes	(55.8)	(72.2)	(22.7)%
Income from continuing operations	219.4	194.4	12.9%
Loss from discontinued operations net of tax expense of $0.0 and $1.1, respectively (Note 7)	—	(138.0)	(100.0)%
Net income	219.4	56.4	289.0%
Less: Net loss (income) attributable to noncontrolling interests	0.2	(0.1)	(300.0)%
Net income attributable to Verisk	$219.6	$56.3	290.1%
Basic net income per share attributable to Verisk:
Income from continuing operations	$1.53	$1.28	19.5%
Loss from discontinued operations	—	(0.91)	(100.0)%
Basic net income per share attributable to Verisk:	$1.53	$0.37	313.5%
Diluted net income per share attributable to Verisk:
Income from continuing operations	$1.52	$1.27	19.7%
Loss income from discontinued operations	-	(0.90)	(100.0)%
Diluted net income per share attributable to Verisk:	$1.52	$0.37	310.8%
Cash dividends declared per share (1):	$0.39	$0.34	14.7%
Weighted average shares outstanding:
Basic	143,298,163	152,032,255	(5.7)%
Diluted	143,973,534	152,709,319	(5.7)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA(2)	$380.0	$355.3	7.0%
The following is a reconciliation of net income to EBITDA:
Net income	$219.4	$56.4	289.0%
Loss from discontinued operations net of tax expense of $0.0 and $1.1, respectively (Note 7)	—	(138.0)	(100.0)%
Income from continuing operations	219.4	194.4	12.9%
Depreciation and amortization of fixed assets and intangible assets	75.9	62.3	21.8%
Interest expense	28.9	26.4	9.5%
Provision for income taxes	55.8	72.2	(22.7)%
EBITDA	$380.0	$355.3	7.0%

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

Consolidated Results of Continuing Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues

Revenues for our Insurance segment were $704.0  million for the three months ended March 31, 2024 , compared to $651.6  million for the three months ended March 31, 2023 , a n increase o f  $52.4  million or 8.0% . Our underwriting revenue increased   $37.9  million or 8.2% . Our claims revenue increased  $14.5  million or 7.6% .

Our revenue by category for the periods presented is set forth below:

	Three Months Ended March 31,		Percentage	Percentage change excluding
	2024	2023	change	recent acquisitions
	(in millions)
Underwriting	$498.4	$460.5	8.2%	8.1%
Claims	205.6	191.1	7.6%	4.9%
Total Insurance	$704.0	$651.6	8.0%	7.2%

Our recent acquisitions (Morning Data within the underwriting category of our Insurance segment; Mavera, Krug and Rocket within the claims category of the Insurance segment) contributed net revenues of $5.8 million, while the remaining Insurance revenues increased$46.6 million or 7.2%. Our underwriting revenue increased $37.3 million or 8.1%, primarily due to an annual increase in prices derived from continued enhancements to the models and content of the solutions within our forms, rules and loss cost services, as well as selling expanded solutions to new and existing customers within underwriting data solutions and extreme event solutions. In addition, life insurance and specialty business solutions contributed to the growth, and were partially offset by continued weakness within our Verisk Marketing Solutions. Our claims revenue increased $9.3 million or 4.9%, primarily due to solid growth in anti-fraud solutions and international revenues, partially offset by lower transactional activity in property estimating solutions and casualty solutions.

Cost of Revenues

Cost of revenues was $227.8 million for the three months ended March 31, 2024 compared to $216.2 million for the three months ended March 31, 2023, an increase of $11.6 million or 5.4%. Our recent acquisitions accounted for an increase of $5.0 million in cost of revenues. The remaining increase related to Insurance of $6.6 million or 3.1% was primarily due to increase in salaries and employee benefits of $4.9 million, professional consulting fees of $2.0 million, bad debt expense of $1.3 million, and information technology expenses of $0.7 million, partially offset by a reduction in travel expenses of $1.0 million, data costs of $0.5 million, and other operating costs of $0.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $92.9 million for the three months ended March 31, 2024 compared to $79.0 million for the three months ended March 31, 2023, an increase of $13.9 million or 17.6%. Our recent acquisitions, inclusive of our acquisition-related costs (earn-outs) accounted for an increase of $14.5 million in selling, general, and administrative expenses. This increase was primarily due to our earn-out credit of $15.0 million in the prior year and $0.0 in the current period. The remaining decrease of $0.6 million or 0.6% was primarily due to decreases in professional fees of $1.8 million, and other operating costs of $1.4 million, partially offset by increases in salaries and employee benefits of $2.4 million, and travel expenses of $0.2 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $57.4 million for the three months ended March 31, 2024 compared to $44.6 millionfor the three months ended March 31, 2023, an increase of $12.8 million or 28.7%. The increase was primarily driven by assets being placed into service to support revenue growth and data capacity expansion. The increase in assets placed into service primarily resulted from the timing of certain large internally developed software projects that were completed and placed into service during 2023.

Amortization of Intangible Assets

Amortization of intangible assets was $18.5 million for the three months ended March 31, 2024 compared to $17.7 million for the three months ended March 31, 2023, an increase of $0.8 million or 4.5%. The increase was primarily due to the amortization of intangible assets related to our recent acquisitions.

Investment Loss

Investment loss was $3.3 million for the three months ended March 31, 2024 compared to a loss of $1.1 million for the three months ended March 31, 2023, an increase of $2.2 million. The increase was primarily due to impact of foreign currencies.

Interest Expense, net

Interest expense, net was $28.9 million for the three months ended March 31, 2024 compared to $26.4 million for the three months ended March 31, 2023, an increase of $2.5 million or 9.5%. The increase in net interest expense was primarily due to lower interest income for the three months ended March 31, 2024.

Provision for Income Taxes

The provision for income taxes was $55.8 million for the three months ended March 31, 2024, compared to $72.2 million for the three months ended March 31, 2023, a decrease of $16.4 million or 22.7%. The effective tax rate was 20.3% for the three months ended March 31, 2024 compared to 27.1% for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was lower than the effective tax rate for the three months ended March 31, 2023 primarily due to tax charges incurred in structuring the sale of our Energy business in the prior year. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin

The net income margin from continuing operations was 31.2% for the three months ended March 31, 2024 compared to 8.7% for the three months ended March 31, 2023. The net income margin for March 31, 2023 included a loss from discontinued operations of $138.0 million, which negatively impacted our net income margin by 21.1%. Excluding discontinued operations, the increase in net income margin was primarily driven by revenue growth and cost discipline as well as a decrease in our effective tax rate discussed above.

EBITDA Margin [1]

EBITDA was $380.0 million for the three months ended March 31, 2024 compared to $355.3 million for the three months ended March 31, 2023. The EBITDA margin for our consolidated results was 54.0% for the three months ended March 31, 2024 compared to 54.5% for the three months ended March 31, 2023.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented in the table below.

	Three Months Ended March 31,
	2024	2023
	Total	Total
Net income	$219.4	$56.4
Less: Loss from discontinued operations	—	138.0
Income from continuing operations	219.4	194.4
Depreciation and amortization of fixed assets	57.4	44.6
Amortization of intangible assets	18.5	17.7
Interest expense	28.9	26.4
Provision for income taxes	55.8	72.2
EBITDA	$380.0	$355.3
Revenue	$704.0	$651.6
EBITDA Margin	54.0%	54.5%

Energy and Specialized Markets

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

As a result of these sale transactions, we have excluded the Energy and Specialized Markets from our management's discussion and analysis of the results of operations by segment.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents and available-for-sale securities totaling $353.5 million and $303.9 million, respectively. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of March 31, 2024 and December 31, 2023, a vast majority of our domestic cash and cash equivalents is with TD Bank, N.A., and JPMorgan Chase N.A. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2024 and 2023, we repurchased $200.0 million (inclusive of $30.0 million in treasury stock not yet settled) and $2,500.0 million (inclusive of $500.0 million in treasury stock not yet settled), respectively, of our common stock. The repurchase of our common stock in the first quarter of 2024 was funded using cash from operations. For the three months ended March 31, 2024 and 2023, we also paid dividends of $55.8 million and $49.2 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $2,850.0 million at March 31, 2024 and December 31, 2023, and we were in compliance with our financial and other covenants. The debt at March 31, 2024 primarily consists of senior notes issued in 2023, 2020, 2019, and 2015. Interest on the senior notes is payable semi-annually each year. The unamortized discount and debt issuance costs were recorded as "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-Q over the life of the respective senior note. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions, and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding notes, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. See Note 10. for additional information on our financing activities.

We have a $1,000 million Syndicated Revolving Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company with a maturity date of April 5, 2028. Borrowing under the facility is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending on the public debt rating. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.75 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.0 (no more than once) and to 4.25 to 1.0 (no more than once) in connection with the closing of a permitted acquisition. The Syndicated Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program. As of March 31, 2023, we were in compliance with all financial and other debt covenants under the Syndicated Credit Facility. As of March 31, 2024 and December 31, 2023, the available capacity under the Syndicated Revolving Credit Facility was $995.4 million, which takes into account outstanding letters of credit of $4.6 million.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended
	March 31,
	2024	2023	Percentage change
	(in millions)
Net cash provided by operating activities	$372.2	$365.3	1.9%
Net cash (used in) provided by investing activities	$(79.9)	$2,967.1	(102.7)%
Net cash used in financing activities	$(242.5)	$(3,405.0)	92.9%

Operating Activities

Net cash provided by operating activities was$372.2 million for the three months ended March 31, 2024, compared to $365.3 for the three months ended March 31, 2023, an increase of $6.9 million or 1.9%. The increase in operating cash flow was due to an increase in operating profit, partially offset by a $37.0 million payment to settle the inquiry by the DOJ.

Investing Activities

Net cash used in investing activities of $79.9 million for the three months ended March 31, 2024 was primarily related to capital expenditures of $55.2 million, acquisitions and a purchase of an additional controlling interest of $25.9 million, and investments in nonpublic companies of $1.3 million. Net cash provided by investing activities of $2,967.1 million for the three months ended March 31, 2023was primarily related to proceeds from the sale of our Energy business of $3,066.4 million, partially offset by capital expenditures of $61.2 million,acquisitions and a purchase of an additional controlling interest of $37.2 million, and investments in nonpublic companies of $0.8 million.

Financing Activities

Net cash used in financing activities of $242.5 million for the three months ended March 31, 2024 was primarily driven by the funding of a $200.0 million accelerated share repurchase program, and dividends paid of $55.8 million, partially offset by proceeds from stock options exercised of $28.2 million. Net cash used in financing activities of $3,405.0 million for the three months ended March 31, 2023 was primarily driven by the funding of a $2,500.0 million accelerated share repurchase program, repayments of debt under our revolving credit and bilateral credit facilities of $1,390.0 million, and dividend payments of $49.2 million, partially offset by the proceeds from the issuance of our 2033 Senior Notes of $495.2 million, and proceeds from stock options exercised of $58.4 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 21, 2024.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other postretirement benefits, stock-based compensation, income taxes, and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 21, 2024. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the items noted below.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks at March 31, 2024 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 21, 2024.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 16 to our condensed consolidated financial statements for the three months ended March 31, 2024 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 21, 2024, as supplemented by the information provided under the heading "Risk Factors" in our Form 10-Q for the quarter ended March 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. As of March 31, 2024, we had $1,441.5 million available to repurchase shares, inclusive of the $1.0 billion authorization approved by the board on February 14, 2024. Our share repurchases for the quarter ended March 31, 2024 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
					(in millions)
January 1, 2024 through January 31, 2024	—		—	—	$641.5
February 1, 2024 through February 29, 2024	178,227	(1)	$237.71	178,227	$1,641.5
March 1, 2024 through March 31, 2024	714,046	(2)	$238.08	714,046	$1,441.5
	892,273			892,273

(1)

In December 2023, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $250.0 million with Goldman Sachs & Co. LLC. This ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon payment of the aggregate purchase price on December 14, 2023, we received an initial delivery of 873,479 shares of our common stock at an initial price of $243.28 per share, representing approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in February 2024, we received 178,227 additional shares as determined based upon the volume weighted average share price of our common stock of $237.71 during the term of this ASR agreement.

(2)

In March 2024, we entered into an additional ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $200.0 million with JPMorgan Chase Bank, National Association. This ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon payment of the aggregate purchase price on March 13, 2024 we received an initial delivery of 714,046 shares of our common stock at an initial price of $238.08 per share, representing approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in April 2024, we received 148,286 additional shares, as determined based upon the volume weighted average share price of our common stock of $231.93 during the term of this ASR agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  March 31, 2024, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●

Kathlyn Card Beckles, Chief Legal Officer, adopted a new trading plan on  March 14, 2024 (with the first trade under the new plan scheduled for a date on or after July 3, 2024).  The trading plan will be effective until June 12, 2026 to sell a certain amount of net shares received upon the vesting of restricted stock awards and performance share unit awards the total of which was estimated to be 13,689 shares of common stock as of the date of the adoption of the trading plan.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended  March 31, 2024 by Section 16 officers and directors. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

Verisk Analytics, Inc.
(Registrant)

Date: May 1, 2024	By:	/s/ Elizabeth D. Mann
Elizabeth D. Mann
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)