Form 10-Q
period 2024-09-30
Verisk Analytics, Inc.
filed 2024-10-30
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 25, 2024, there were 141,210,634 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
	(in millions, except for share and per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$458.0	$302.7
Accounts receivable, net of allowance for doubtful accounts of $22.2 and $15.1, respectively	446.1	334.2
Prepaid expenses	77.0	84.5
Income taxes receivable	80.5	23.5
Other current assets	31.0	65.2
Total current assets	1,092.6	810.1
Noncurrent assets:
Fixed assets, net	621.8	604.9
Operating lease right-of-use assets, net	164.1	191.7
Intangible assets, net	422.6	471.7
Goodwill	1,792.8	1,760.8
Deferred income tax assets	32.3	30.8
Other noncurrent assets	437.0	496.1
Total assets	$4,563.2	$4,366.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$282.4	$340.8
Short-term debt and current portion of long-term debt	516.1	14.5
Deferred revenues	499.0	375.1
Operating lease liabilities	26.7	33.1
Income taxes payable	10.9	7.9
Total current liabilities	1,335.1	771.4
Noncurrent liabilities:
Long-term debt	2,546.9	2,852.2
Deferred income tax liabilities	187.5	210.1
Operating lease liabilities	168.8	195.6
Other noncurrent liabilities	20.2	14.6
Total liabilities	4,258.5	4,043.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 141,396,745 and 143,308,729 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,957.7	2,872.3
Treasury stock, at cost, 402,606,293 and 400,694,309 shares, respectively	(9,747.3)	(9,037.5)
Retained earnings	6,998.1	6,416.9
Accumulated other comprehensive income	91.0	58.2
Total Verisk stockholders' equity	299.6	310.0
Noncontrolling interests	5.1	12.2
Total stockholders’ equity	304.7	322.2
Total liabilities and stockholders’ equity	$4,563.2	$4,366.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except for share and per share data)
Revenues	$725.3	$677.6	$2,146.1	$2,004.2
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	223.4	217.2	670.6	650.3
Selling, general and administrative	114.0	111.6	308.4	277.4
Depreciation and amortization of fixed assets	58.1	48.1	174.5	139.2
Amortization of intangible assets	18.3	19.6	55.0	56.1
Total operating expenses, net	413.8	396.5	1,208.5	1,123.0
Operating income	311.5	281.1	937.6	881.2
Other income (expense):
Net gain on early extinguishment of debt	—	—	3.6	—
Investment gain (loss)	5.9	(2.0)	102.4	(9.3)
Interest expense, net	(32.1)	(29.4)	(90.1)	(87.4)
Total other (expense) income, net	(26.2)	(31.4)	15.9	(96.7)
Income from continuing operations before income taxes	285.3	249.7	953.5	784.5
Provision for income taxes	(65.3)	(62.3)	(206.3)	(198.4)
Income from continuing operations	220.0	187.4	747.2	586.1
Loss from discontinued operations net of tax expense of $0.0, $0.0, $0.0, and $(0.2), respectively (Note 7)	—	—	—	(145.5)
Net income	220.0	187.4	747.2	440.6
Less: Net loss attributable to noncontrolling interests	0.1	—	0.6	—
Net income attributable to Verisk	$220.1	$187.4	$747.8	$440.6
Basic net income per share attributable to Verisk:
Income from continuing operations	$1.55	$1.29	$5.24	$3.98
Loss from discontinued operations	—	—	—	(0.99)
Basic net income per share attributable to Verisk:	$1.55	$1.29	$5.24	$2.99
Diluted net income per share attributable to Verisk:
Income from continuing operations	$1.54	$1.29	$5.22	$3.96
Loss from discontinued operations	—	—	—	(0.98)
Diluted net income per share attributable to Verisk:	$1.54	$1.29	$5.22	$2.98
Weighted-average shares outstanding:
Basic	141,778,551	145,011,020	142,594,074	147,292,590
Diluted	142,511,476	145,742,519	143,259,411	147,983,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$220.0	$187.4	$747.2	$440.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	47.1	(31.8)	31.4	743.4
Pension and postretirement liability adjustment	0.8	0.8	2.5	2.4
Total other comprehensive income (loss)	47.9	(31.0)	33.9	745.8
Comprehensive income	267.9	156.4	781.1	1,186.4
Less: Comprehensive (income) loss attributable to noncontrolling interests	(0.2)	1.0	(1.1)	1.0
Comprehensive income attributable to Verisk	$267.7	$157.4	$780.0	$1,187.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended September 30, 2024 and 2023

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Losses)	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, July 1, 2024	544,003,038	$0.1	$2,942.8	$(9,389.2)	$6,833.3	$43.3	$430.3	$5.0	$435.3
Net income (loss)	—	—	—	—	220.1	—	220.1	(0.1)	220.0
Other comprehensive (loss) income	—	—	—	—	—	47.6	47.6	0.2	47.8
Investment in noncontrolling interests	—	—	—	—	—	0.1	0.1	—	0.1
Common stock dividend (1)	—	—	—	—	(55.3)	—	(55.3)	—	(55.3)
Treasury stock acquired (1,371,626 shares)	—	—	22.5	(422.7)	—	—	(400.2)	—	(400.2)
Treasury stock shares repurchased not yet settled	—	—	(60.0)	60.0	—	—	—	—	—
Excise tax associated with share repurchases	—	—	—	(2.8)	—	—	(2.8)	—	(2.8)
Stock options exercised (300,026 shares transferred from treasury stock)	—	—	40.3	7.3	—	—	47.6	—	47.6
Restricted stock ("RSAs") lapsed (2,089 shares transferred from treasury stock)	—	—	(0.1)	0.1	—	—	—	—	—
Stock-based compensation expense	—	—	11.6	—	—	—	11.6	—	11.6
Net share settlement from RSAs (1,652 shares withheld for tax settlement)	—	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Other stock issuances (5,642 shares transferred from treasury stock)	—	—	1.0	—	—	—	1.0	—	1.0
Balance, September 30, 2024	544,003,038	$0.1	$2,957.7	$(9,747.3)	$6,998.1	$91.0	$299.6	$5.1	$304.7

Balance, July 1, 2023	544,003,038	$0.1	$2,367.7	$(8,273.3)	$6,153.8	$45.7	$294.0	$11.8	$305.8
Net income	—	—	—	—	187.4	—	187.4	—	187.4
Other comprehensive loss	—	—	—	—	—	(31.0)	(31.0)	(1.1)	(32.1)
Investment in noncontrolling interests	—	—	—	—	—	1.1	1.1	—	1.1
Common stock dividend (1)	—	—	—	—	(49.4)	—	(49.4)	—	(49.4)
Treasury stock acquired (208,422 shares)	—	—	—	(49.8)	—	—	(49.8)	—	(49.8)
Excise tax associated with share repurchases	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock options exercised (175,154 shares transferred from treasury stock)	—	—	15.6	3.7	—	—	19.3	—	19.3
RSAs lapsed (1,506 shares transferred from treasury stock)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense			12.4	—	—	—	12.4	—	12.4
Net share settlement from RSAs (952 shares withheld for tax settlement)			(0.2)	—	—	—	(0.2)	—	(0.2)
Other stock issuances (5,714 shares transferred from treasury stock)	—	—	0.7	0.2	—	—	0.9	—	0.9
Balance, September 30, 2023	544,003,038	$0.1	$2,396.2	$(8,319.4)	$6,291.8	$15.8	$384.5	$10.7	$395.2

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Nine Months Ended September 30, 2024 and 2023

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Losses)	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, January 1, 2024	544,003,038	$0.1	$2,872.3	$(9,037.5)	$6,416.9	$58.2	$310.0	$12.2	$322.2
Net income	—	—	—	—	747.8	—	747.8	(0.6)	747.2
Other comprehensive (loss) income	—	—	—	—	—	32.1	32.1	1.1	33.2
Investment in noncontrolling interests	—	—	(7.0)	—	—	0.7	(6.3)	(7.6)	(13.9)
Common stock dividend (1)	—	—	—	—	(166.6)	—	(166.6)	—	(166.6)
Treasury stock acquired (2,895,946 shares)	—	—	37.5	(787.9)	—	—	(750.4)	—	(750.4)
Treasury stock shares repurchased not yet settled			(60.0)	60.0	—	—	—	—	—
Excise tax associated with share repurchases	—	—	—	(4.8)	—	—	(4.8)	—	(4.8)
Stock options exercised (873,272 shares transferred from treasury stock)	—	—	90.1	20.4	—	—	110.5	—	110.5
PSUs lapsed (27,819 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
RSAs lapsed (65,351 shares transferred from treasury stock)	—	—	(1.5)	1.5	—	—	—	—	—
Stock-based compensation expense	—	—	37.2	—	—	—	37.2	—	37.2
Net share settlement from RSAs (54,629 shares withheld for tax settlement)	—	—	(13.0)	—	—	—	(13.0)	—	(13.0)
Other stock issuances (17,520 shares transferred from treasury stock)	—	—	2.7	0.4	—	—	3.1	—	3.1
Balance, September 30, 2024	544,003,038	$0.1	$2,957.7	$(9,747.3)	$6,998.1	$91.0	$299.6	$5.1	$304.7

Balance, January 1, 2023	544,003,038	$0.1	$2,720.8	$(6,239.5)	$5,999.1	$(731.2)	$1,749.3	$18.4	$1,767.7
Net income	—	—	—	—	440.6	—	440.6	—	440.6
Other comprehensive income	—	—	—	—	—	745.8	745.8	(1.2)	744.6
Investment in noncontrolling interests	—	—	(3.9)	—	—	1.2	(2.7)	(6.5)	(9.2)
Common stock dividend (1)	—	—	—	—	(147.9)	—	(147.9)	—	(147.9)
Treasury stock acquired (11,111,210 shares)	—	—	37.5	(2,588.6)	—	—	(2,551.1)	—	(2,551.1)
Excise tax associated with share repurchases			—	(18.3)		—	(18.3)	—	(18.3)
Share repurchases via accelerated share repurchase program not yet settled			(500.3)	500.3		—	—	—	—
Stock options exercised (1,224,259 shares transferred from treasury stock)	—	—	109.4	24.1	—	—	133.5	—	133.5
PSUs lapsed (27,771 shares transferred from treasury stock)	—	—	(0.4)	0.4	—	—	—	—	—
RSAs lapsed (101,292 shares transferred from treasury stock)	—	—	(1.7)	1.7	—	—	—	—	—
Stock-based compensation expense	—	—	46.3	—	—	—	46.3	—	46.3
Net share settlement from RSAs (76,118 shares withheld for tax settlement)	—	—	(14.0)	—	—	—	(14.0)	—	(14.0)
Other stock issuances (22,006 shares transferred from treasury stock)	—	—	2.5	0.5	—	—	3.0	—	3.0
Balance, September 30, 2023	544,003,038	$0.1	$2,396.2	$(8,319.4)	$6,291.8	$15.8	$384.5	$10.7	$395.2

______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$220.0	$187.4	$747.2	$440.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	58.1	48.1	174.5	139.2
Amortization of intangible assets	18.3	19.6	55.0	56.1
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.9	0.4	2.2	1.0
Provision for doubtful accounts	4.3	3.4	11.2	8.9
Net gain on early extinguishment of debt	—	—	(3.6)	—
Loss on sale of assets	—	—	—	135.3
Impairment of cost-based investments	—	—	1.0	6.5
Stock-based compensation expense	11.6	12.4	37.2	46.3
Net gain upon settlement of investment in non-public companies	—	—	(98.3)	—
Deferred income taxes	(8.2)	(9.2)	(26.0)	(25.9)
Loss on disposal of fixed assets	7.5	2.4	7.7	2.3
Gain on lease modification	(1.9)	—	(1.9)	—
Acquisition related liability adjustment	—	—	—	(22.0)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	31.6	22.9	(120.2)	(104.3)
Prepaid expenses and other assets	7.9	0.6	33.1	(36.8)
Operating lease right-of-use assets, net	9.5	8.5	23.2	21.4
Income taxes	(3.5)	5.5	13.8	13.5
Accounts payable and accrued liabilities	32.9	38.3	(66.1)	37.4
Deferred revenues	(75.7)	(43.6)	122.2	131.1
Operating lease liabilities	(14.9)	(8.1)	(26.7)	(21.2)
Other liabilities	(2.2)	(38.5)	3.1	(21.1)
Net cash provided by operating activities	296.2	250.1	888.6	808.3
Cash flows from investing activities:
Acquisitions and purchase of additional controlling interest, net of cash acquired of $0.0, $0.0, $1.8, and $8.0, respectively	—	—	(23.4)	(83.3)
Proceeds from sale of assets	—	—	—	3,066.4
Investments in non-public companies	(0.9)	(0.9)	(0.4)	(1.7)
Proceeds received upon settlement of investment in non-public companies	—	—	112.1	—
Capital expenditures	(55.5)	(54.3)	(168.5)	(173.7)
Escrow release (funding) associated with acquisitions	3.8	—	3.8	(3.8)
Other investing activities, net	—	(0.1)	—	(0.4)
Net cash (used in) provided by investing activities	(52.6)	(55.3)	(76.4)	2,803.5
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount	—	—	590.2	495.2
Payment of debt issuance costs	—	0.7	(5.6)	(6.0)
Payment on early extinguishment of debt	—	—	(396.4)	—
Repayment of short-term debt	—	—	—	(1,265.0)
Repayment of short-term debt with original maturities greater than three months	—	—	—	(125.0)
Repurchases of common stock	(340.0)	(49.8)	(690.0)	(2,049.8)
Share repurchases not yet settled	(60.0)	—	(60.0)	(500.0)
Payment of contingent liability related to acquisition	—	—	(8.5)	—
Proceeds from stock options exercised	47.4	19.4	110.6	134.3
Net share settlement of taxes from restricted stock and performance share awards	(0.4)	(0.3)	(13.0)	(14.0)
Dividends paid	(55.3)	(49.2)	(166.6)	(147.9)
Other financing activities, net	(13.0)	(10.4)	(18.9)	(13.2)
Net cash used in financing activities	(421.3)	(89.6)	(658.2)	(3,491.4)
Effect of exchange rate changes	3.6	2.9	1.3	3.7
Net (decrease) increase in cash and cash equivalents	(174.1)	108.1	155.3	124.1
Cash and cash equivalents, beginning of period	632.1	308.7	302.7	292.7
Cash and cash equivalents, end of period	$458.0	$416.8	$458.0	$416.8
Supplemental disclosures:
Income taxes paid	$77.0	$66.0	$218.4	$210.9
Interest paid	$7.9	$8.5	$63.0	$60.9
Noncash investing and financing activities:
Deferred tax (asset) liability established on date of acquisition	$—	$(1.4)	$1.4	$8.9
Net assets sold as part of disposition	$—	$—	$—	$3,211.8
Finance lease additions	$5.9	$30.6	$28.4	$43.7
Operating lease (terminations) additions, net	$(9.5)	$3.6	$(5.7)	$29.4
Fixed assets included in accounts payable and accrued liabilities	$—	$(0.2)	$—	$0.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in millions, except for share and per share data, unless otherwise stated)

1. Organization:

Verisk Analytics, Inc. ('Company') is a strategic data analytics and technology partner to the global insurance industry. We empower clients to strengthen operating efficiency, improve underwriting and claims outcomes, combat fraud and make informed decisions about global risks, including climate change, extreme events, sustainability, and political issues. Through advanced data analytics, software, scientific research, and deep industry knowledge, we help build global resilience for individuals, communities, and businesses. We trade under the ticker symbol "VRSK" on the Nasdaq Global Select Market.

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

Our condensed consolidated financial statements as of  September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations, and cash flows. Our operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. Our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2024 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. We believe the disclosures made are adequate to keep the information presented from being misleading.

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

		ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	The adoption of this guidance is not expected to have a material impact on our consolidated financial statements. We plan to adopt this standard within our December 31, 2024 Form 10-K.
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

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three and nine months ended September 30, 2024 and 2023. No individual customer or country outside of the U.S. accounted for 10.0% or more of our consolidated revenues for the three and nine months ended September 30, 2024 or 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Insurance:
Underwriting	$506.9	$475.2	$1,512.8	$1,413.7
Claims	218.4	202.4	633.3	590.5
Total revenues	$725.3	$677.6	$2,146.1	$2,004.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
United States	$604.1	$564.9	$1,778.8	$1,680.1
United Kingdom	53.3	48.5	156.2	140.4
Other countries	67.9	64.2	211.1	183.7
Total revenues	$725.3	$677.6	$2,146.1	$2,004.2

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of September 30, 2024 and December 31, 2023, we had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of September 30, 2024 and December 31, 2023, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $502.0 million and $375.1 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our condensed consolidated balance sheets, respectively, as of September 30, 2024 and December 31, 2023.

The following is a summary of the change in contract liabilities from December 31, 2023 through September 30, 2024:

Contract liabilities at December 31, 2023	$375.1
Additions to contract liabilities	2,274.7
Revenue	(2,146.1)
Foreign currency translation adjustment	(1.7)
Contract liabilities at September 30, 2024	$502.0

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% of the balance at September 30, 2024 and December 31, 2023.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of September 30, 2024 and December 31, 2023, we had deferred commissions of $76.8 million and $76.4 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

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

Level 3 -

Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which are internally-developed, and considers risk premiums that market participants would require.'

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts, because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, was $1.2 million as of September 30, 2024 and December 31, 2023. Our investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying condensed consolidated balance sheets.

We elected not to carry our long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of September 30, 2024 and December 31, 2023, respectively:

		September 30, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Senior notes (Note 10)	Level 2	$3,020.4	$2,986.1	$2,833.7	$2,735.3

As of September 30, 2024 and December 31, 2023, we had securities without readily determinable market values of $196.4 million and $200.9 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies and do not hold investments in common stock or in-substance common stock in such entities. As of September 30, 2024 and December 31, 2023, we also had investments in private companies of $26.4 million and $30.5 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"), as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, there was no provision for credit losses related to these investments. During the quarter ended June 30, 2024, we settled retained interests in non-public companies associated with previously disposed businesses and received proceeds of $112.1 million, resulting in a net gain of $98.3 million. The net gain was included in "Investment gain (loss)" in our accompanying condensed consolidated statements of operations.

5. Leases:

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842, Leases ("ASC 842").

The following table presents the consolidated lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost (1)	$8.3	$8.2	$25.0	$25.6
Sublease income	(1.1)	(0.3)	(3.2)	(1.0)
Finance lease costs:
Depreciation of finance lease assets (2)	5.0	3.8	14.3	10.6
Interest on finance lease liabilities (3)	0.5	0.4	1.7	0.7
Total lease cost	$12.7	$12.1	$37.8	$35.9

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(9.0)	$(8.2)	$(25.6)	$(25.9)
Operating cash outflows from finance leases	$(0.5)	$(0.4)	$(1.7)	$(0.7)
Financing cash outflows from finance leases	$(13.0)	$(10.4)	$(18.9)	$(13.2)

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

(3) Included in "Interest expense" in our accompanying condensed consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated finance and operating leases as of September 30, 2024 and 2023, respectively:

	September 30,
	2024	2023
Weighted-average remaining lease term - operating leases (in years)	7.2	8.4
Weighted-average remaining lease term - finance leases (in years)	3.3	3.4
Weighted-average discount rate - operating leases	4.1%	3.9%
Weighted-average discount rate - finance leases	4.2%	4.1%

Our right-of-use ('ROU') assets and lease liabilities for finance leases were $52.8 million and $44.0 million, respectively, as of September 30, 2024. Our ROU assets and lease liabilities for finance leases were $41.2 million and $34.5 million, respectively, as of December 31, 2023. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying condensed consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying condensed consolidated balance sheets (see Note 10. Debt).

On August 16, 2024, we early vacated two floors within our Jersey City office. This transaction was accounted for as a lease modification in accordance with ASC 842. As a result of the lease modification, we reassessed the accounting for the Jersey City lease, resulting in a reduction of ROU assets and lease liabilities of $11.7 million and $13.6 million, respectively, and recognition of a gain of $1.9 million. Additionally, we recorded an impairment of $7.6 million of the remaining net book value of leasehold improvements.

Maturities of lease liabilities for the remainder of 2024 and the years through 2029 and thereafter are as follows:

	September 30, 2024
Years Ending	Operating Leases	Finance Leases
2024	$8.4	$4.3
2025	33.6	21.5
2026	31.7	10.7
2027	31.3	8.9
2028	29.8	4.3
2029 and thereafter	91.4	—
Total lease payments	226.2	49.7
Less: amount representing interest	(30.7)	(5.7)
Present value of total lease payments	$195.5	$44.0

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

For the three and nine months ended September 30, 2024, we incurred transaction costs of $0.2 million and $0.3 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations. The 2024 acquisition was immaterial to our condensed consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the applicable acquisition dates. At  September 30, 2024 and  December 31, 2023, the current portion of the escrows amounted to $0.0 million and $3.9 million, respectively. There were no noncurrent portions of the escrows. The current portion of the escrows have been included in "Other current assets" in our accompanying condensed consolidated balance sheets.

As of September 30, 2024, the acquisition of Krug Sachverständigen GmbH ('Krug'), Mavera Holding AB ('Mavera'), and Morning Data Limited ('Morning Data') included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and/or EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of  September 30, 2024 and  December 31, 2023 reflect the best estimate of acquisition-related contingent payments. The associated current portion of the contingent payments were $0.0 million and $10.0 million as of  September 30, 2024 and  December 31, 2023, respectively. The associated noncurrent portion of contingent payments was $2.2 million and $2.1 million as of  September 30, 2024 and  December 31, 2023, respectively.

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

The following table presents the financial results from discontinued operations, net of income taxes in our consolidated statement of income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$46.8
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	—	—	—	18.2
Selling, general and administrative	—	—	—	33.1
Depreciation and amortization of fixed assets	—	—	—	—
Amortization of intangible assets	—	—	—	—
Other operating loss, net	—	—	—	135.3
Total operating expenses	—	—	—	186.6
Operating loss	—	—	—	(139.8)
Other expense:
Investment loss and others, net	—	—	—	(5.5)
Loss from discontinued operations before income taxes	—	—	—	(145.3)
Income tax expense	—	—	—	(0.2)
Loss from discontinued operations	$—	$—	$—	$(145.5)

The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. The following table presents selected cash flow information associated with our discontinued operations:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Significant non-cash operating activities:
Depreciation and amortization of fixed assets	$—	$—	$—	$—
Amortization of intangible assets	—	—	—	—
Operating lease right-of-use assets, net	—	—	—	0.1
Investing activities:
Capital expenditures	—	—	—	(6.5)
Supplemental disclosures:
Fixed assets included in accounts payable and accrued liabilities	—	—	—	—

8. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2023 through September 30, 2024, for our Insurance operating segment:

Insurance
Goodwill at December 31, 2023	$1,760.8
Acquisitions(1)	10.6
Purchase accounting reclassifications	0.3
Foreign currency translation adjustment	21.1
Goodwill at September 30, 2024	$1,792.8

_______________

(1) See Note 6. Acquisitions for more information.

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of  June 30, or whenever events or changes in circumstances indicate that the carrying amount  may not be fully recoverable. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or “Step Zero” impairment test, to determine whether it is more likely than not that impairment has occurred. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying amounts of our reporting units exceeds their fair value, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized. As of  June 30, 2024, we completed our step zero impairment test at the reporting unit level and determined it was not more likely than not that the carrying values of our reporting units exceeded their fair values. We did not recognize any additional impairment charges related to our goodwill and indefinite-lived intangible assets. During the three months ended September 30, 2024, we continued to monitor these reporting units for events that would trigger an interim impairment test; we did not identify any such events.

Impairments to long lived assets for the three and nine months ended  September 30, 2024 were $7.6 million. There were no impairments to long lived assets for the three and nine months ended  September 30, 2023. During August  2024, we early vacated two floors at our Jersey City, New Jersey, corporate headquarters. As a result, we assessed the related long-lived assets at the site for impairment and recognized $7.6 million of impairment charges, primarily related to the write-off the remaining net book value of leasehold improvements.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
September 30, 2024
Technology-based	8	$375.0	$(286.2)	$88.8
Marketing-related	6	43.6	(40.8)	2.8
Contract-based	6	5.0	(5.0)	—
Customer-related	13	549.4	(224.3)	325.1
Database-based	8	15.4	(9.5)	5.9
Total intangible assets		$988.4	$(565.8)	$422.6
December 31, 2023
Technology-based	8	$370.2	$(261.2)	$109.0
Marketing-related	6	42.7	(38.7)	4.0
Contract-based	6	5.0	(5.0)	—
Customer-related	13	542.1	(190.7)	351.4
Database-based	8	15.2	(7.9)	7.3
Total intangible assets		$975.2	$(503.5)	$471.7

Amortization expense related to intangible assets for the three months ended  September 30, 2024 and 2023 was $18.3 million and $19.6 million, respectively. Amortization expense related to intangible assets for the nine months ended  September 30, 2024 and 2023 was $55.0 million and $56.1 million, respectively.  Estimated amortization expense for the remainder of 2024 and the years through 2029 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2024	$17.5
2025	63.6
2026	61.7
2027	53.4
2028	46.2
2029 and thereafter	180.2
Total	$422.6

9. Income Taxes:

Our effective tax rate for the three and nine months ended September 30, 2024 was 22.9% and 21.6% compared to the effective tax rate for the three and nine months ended September 30, 2023 of 25.0% and 25.3%, respectively. The effective tax rate for the three months ended September 30, 2024 was lower than the effective tax rate for the three months ended September 30, 2023 primarily due to nondeductible litigation accruals recorded in the prior period. The effective tax rate for the nine months ended September 30, 2024 was lower than the effective tax rate for the nine months ended September 30, 2023 primarily due to tax charges incurred in structuring the sale of our Energy business in the prior year, as well as additional tax benefits resulting from the Company's recognition of capital gains arising from the settlement of our investment in non-public companies in the second quarter. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

A number of jurisdictions have begun to enact legislation to implement the Organization for Economic Co-operation and Development’s 15% global minimum tax regime with effect from January 1, 2024. These changes do not have a material impact on our condensed consolidated financial statements.

10. Debt:

The following table presents short-term and long-term debt by issuance as of September 30, 2024 and December 31, 2023:

	Issuance Date	Maturity Date	2024	2023
Short-term debt and current portion of long-term debt:
Credit Facilities:
Syndicated revolving credit facility	Various	Various	$—	$—
Senior notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $(0.5)	5/15/2015	6/15/2025	499.5	—
Finance lease liabilities (1)	Various	Various	16.6	14.5
Short-term debt and current portion of long-term debt			516.1	14.5
Long-term debt:
Senior notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $(1.8)	5/15/2015	6/15/2025	—	898.2
4.125% senior notes, inclusive of unamortized premium, net of unamortized discount and debt issuance costs, of $6.6 and $7.8, respectively	3/6/2019	3/15/2029	606.6	607.8
5.500% senior notes, less unamortized discount and debt issuance costs of $(3.7) and $(3.8), respectively	5/15/2015	6/15/2045	346.3	346.2
3.625% senior notes, less unamortized discount and debt issuance costs of $(9.3) and $(9.6), respectively	5/13/2020	5/15/2050	490.7	490.4
5.750% senior notes, less unamortized discount and debt issuance costs of $(8.1) and $(8.9), respectively	3/3/2023	4/1/2033	491.9	491.1
5.250% senior notes, less unamortized discount and debt issuance costs of $(14.6)	6/5/2024	6/5/2034	585.4	—
Finance lease liabilities (1)	Various	Various	27.4	20.0
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.4)	(1.5)
Long-term debt			2,546.9	2,852.2
Total debt			$3,063.0	$2,866.7

_______________

(1) Refer to Note 5. Leases

Senior Notes

As of September 30, 2024 and December 31, 2023, we had senior notes with an aggregate principal amount of $3,050.0 million and $2,850.0 million outstanding, respectively, and were in compliance with our financial and other covenants.

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

On June 7, 2024, we completed a cash tender offer for $400.0 million, or 44.4%, of the aggregate principal amount of the 2025 Senior Notes. The consideration offered for each $1,000.0 principal amount of the 2025 Senior Notes was $987.09 (the "Purchase Price"). Net cash proceeds of the 2034 Senior Notes were used to pay the Purchase Price, plus accrued and unpaid interest. This reduced the outstanding balance to $500.0 million. We recognized a $3.6 million net gain on debt extinguishment comprised of $5.2 million for the discount paid below par, partially offset by $1.6 million of costs charged to expense on early debt modification, which were recognized during the three months ended June 30, 2024.

Credit Facilities

We have a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company. The Syndicated Revolving Credit Facility  may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of September 30, 2024, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. As of September 30, 2024 and December 31, 2023, the available capacity under the Syndicated Revolving Credit Facility was $995.5 million and $995.4 million, which takes into account outstanding letters of credit of $4.5 million and $4.6 million, respectively.

11. Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of  September 30, 2024 and December 31, 2023. Our common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board. At September 30, 2024 and December 31, 2023, the adjusted closing price of our common stock was $267.96 and $238.86 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of September 30, 2024 and December 31, 2023.

On February 14, 2024, April 24, 2024, and  July 24, 2024, our Board approved a cash dividend of $0.39 per share of common stock issued and outstanding to the holders of record as of March 15, 2024, June 15, 2024, and September 15, 2024, respectively. Cash dividends of $166.6 million and $147.9 million were paid during the nine months ended September 30, 2024 and 2023, respectively, and recorded as a reduction to retained earnings.

On October 23, 2024, our Board of Directors approved a cash dividend of 39 cents per share of common stock issued and outstanding. The dividend is payable on December 31, 2024, to holders of record as of December 13, 2024.

Share Repurchase Program

In  December 2023, March 2024, and  June 2024, we entered into Accelerated Share Repurchase ("ASR") agreements (the "December 2023 ASR Agreement", "March 2024 ASR Agreement", and "June 2024 ASR Agreement") to repurchase shares of our common stock for an aggregate purchase price of $250.0 million, $200.0 million, and $150.0 million, with Goldman Sachs & Co. LLC, JPMorgan Chase Bank, N.A., and Citibank, N.A, respectively. All ASR agreements are accounted for as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. The forward stock purchase agreements are classified as equity instruments under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. The aggregate purchase price was recorded as a reduction to stockholder's equity in our condensed consolidated statements of changes in stockholder's equity for the nine months ended September 30, 2024. Upon payment of the aggregate purchase price on December 14, 2023, March 13, 2024, and June 13, 2024, we received initial deliveries of 873,479, 714,046, and 483,761 shares of our common stock, respectively. Upon the final settlement of the December 2023 ASR Agreement, the March 2024 ASR Agreement, and the June 2024 ASR Agreement, in February 2024,  April 2024, and  July 2024, we received 178,227, 148,286, and 68,645 additional shares as determined based on the volume weighted average share price of our common stock, less a discount, of $237.71, $231.93, and $271.54 during the term of the December 2023 ASR Agreement, the March 2024 ASR Agreement, and the June 2024 ASR Agreement, respectively. These repurchases for the nine months ended September 30, 2024 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

In August 2024, we entered into an additional ASR agreement (the  "August 2024 ASR Agreement") to repurchase shares of our common stock for an aggregate purchase price of $400.0 million with Goldman Sachs & Co. LLC. Upon payment of the aggregate purchase price on August 7, 2024, we received an initial delivery of 1,302,981 shares of our common stock. The initial share delivery reduced our outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted EPS. Upon the final settlement of the August 2024 ASR Agreement in October 2024, we received 212,635 additional shares, as determined based on the volume weighted average share price of our common stock, less a discount, of $263.92 during the term of the  August 2024 ASR Agreement.

We utilized cash received from operations for these repurchases. As of September 30, 2024, we had $891.5 million available on our authorization to repurchase shares.

Through the third quarter of 2024, we recorded total excise tax of $30.0 million, which has been included within treasury stock, as part of the cost basis of the stock repurchased, and other current liabilities in our condensed consolidated balance sheet as of September 30, 2024.

Treasury Stock

As of September 30, 2024, our treasury stock consisted of 402,606,293 shares of common stock, carried at cost. During the nine months ended September 30, 2024, we transferred 983,962 shares of common stock from the treasury shares at a weighted average treasury stock price of $23.25 per share.

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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator used in basic and diluted EPS:
Income from continuing operations	$220.0	$187.4	$747.2	$586.1
Less: Net income attributable to noncontrolling interests	0.1	—	0.6	—
Loss from discontinued operations, net of tax	—	—	—	(145.5)
Net income attributable to Verisk	$220.1	$187.4	$747.8	$440.6
Denominator:
Weighted average number of common shares used in basic EPS	141,778,551	145,011,020	142,594,074	147,292,590
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	732,925	731,499	665,337	691,396
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	142,511,476	145,742,519	143,259,411	147,983,986

The potential shares of common stock that were excluded from diluted EPS were 202,684 and 89,792 for the three months ended  September 30, 2024 and September 30, 2023, and 237,062 and 716,783 for the nine months ended September 30, 2024 and 2023, respectively, because the effect of including those potential shares was anti-dilutive.

Accumulated Other Comprehensive Income

The following is a summary of accumulated other comprehensive income as of September 30, 2024 and December 31, 2023:

	2024	2023
Foreign currency translation adjustment	$161.0	$130.7
Pension and postretirement adjustment, net of tax	(70.0)	(72.5)
Accumulated other comprehensive income	$91.0	$58.2

The before-tax and after-tax amounts of other comprehensive income (loss) income for the three and nine months ended September 30, 2024 and 2023 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended September 30, 2024
Foreign currency translation adjustment attributable to Verisk	$46.9	$—	$46.9
Foreign currency translation adjustment attributable to noncontrolling interests	0.2	—	0.2
Foreign currency translation adjustment	47.1	—	47.1
Pension and postretirement adjustment before reclassifications	1.9	(0.5)	1.4
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(0.9)	0.3	(0.6)
Pension and postretirement adjustment	1.0	(0.2)	0.8
Total other comprehensive income	$48.1	$(0.2)	$47.9
For the Three Months Ended September 30, 2023
Foreign currency translation adjustment attributable to Verisk	$(30.7)	$—	$(30.7)
Foreign currency translation adjustment attributable to noncontrolling interests	(1.1)	—	(1.1)
Foreign currency translation adjustment	(31.8)	—	(31.8)
Pension and postretirement adjustment before reclassifications	2.3	(0.5)	1.8
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(1.3)	0.3	(1.0)
Pension and postretirement adjustment	1.0	(0.2)	0.8
Total other comprehensive income	$(30.8)	$(0.2)	$(31.0)

	Before Tax	Tax (Expense) Benefit	After Tax
For the Nine Months Ended September 30, 2024
Foreign currency translation adjustment attributable to Verisk	$30.3	$—	$30.3
Foreign currency translation adjustment attributable to noncontrolling interests	1.1	—	1.1
Foreign currency translation adjustment	31.4	—	31.4
Pension and postretirement adjustment before reclassifications	6.3	(1.5)	4.8
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(3.1)	0.8	(2.3)
Pension and postretirement adjustment	3.2	(0.7)	2.5
Total other comprehensive income	$34.6	$(0.7)	$33.9
For the Nine Months Ended September 30, 2023
Foreign currency translation adjustment attributable to Verisk	$44.0	$—	$44.0
Foreign currency translation adjustment attributable to noncontrolling interests	(1.2)	—	(1.2)
Cumulative translation adjustment recognized upon deconsolidation of the Energy business	700.6	—	700.6
Foreign currency translation adjustment	743.4	—	743.4
Pension and postretirement adjustment before reclassifications	7.2	(1.7)	5.5
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive losses (1)	(4.1)	1.0	(3.1)
Pension and postretirement adjustment	3.1	(0.7)	2.4
Total other comprehensive income	$746.5	$(0.7)	$745.8

___________

(1)

These accumulated other comprehensive loss components, before tax, are included under "Cost of revenues" and "Selling, general and administrative" in our accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 13. Pension and Postretirement Benefits for additional details).

12. Equity Compensation Plans:

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan or our 2013 Incentive Plan. Awards under our 2021 Incentive Plan  may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of September 30, 2024, there were 12,811,487 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the nine months ended  September 30, 2024 and 2023 was $110.6 million and $134.3 million, respectively.

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

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021 and 2013 Incentive Plans as of December 31, 2023 and September 30, 2024 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2023	2,712,510	$143.91	$257.6	291,039	$186.28	181,236	$199.62
Granted	203,884	$237.10		151,242	$237.11	47,838	$265.94
Dividend reinvestment	—	$—		—	$—	825	N/A
Exercised or lapsed	(873,272)	$126.50	$110.0	(104,359)	$187.80	(47,821)	$210.07
Canceled, expired or forfeited	(24,530)	$202.41		(15,732)	$206.87	(1,870)	$210.07
Outstanding at September 30, 2024	2,018,592	$160.13	$217.7	322,190	$208.87	180,208	$205.10
Exercisable at September 30, 2024	1,428,502	$141.31	$180.9
Exercisable at December 31, 2023	1,947,253	$127.43	$217.0
Nonvested at September 30, 2024	590,090			322,190		180,208
Expected to vest at September 30, 2024	484,269			278,938		241,864 (1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the nine months ended September 30, 2024 and 2023:

	2024	2023
Option pricing model	Black-Scholes	Black-Scholes
Weighted average grant price	$237.10	$185.01
Expected volatility	23.51%	27.27%
Risk-free interest rate	3.89%	3.77%
Expected term in years	3.7	4.0
Dividend yield	0.66%	0.66%
Weighted average grant date fair value per stock option	$53.45	$48.05

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

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of our common stock as of the reporting date. Excess tax benefits from stock-based compensation were recorded as income tax benefit in our condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 6.0 years and 5.0 years for the outstanding and exercisable stock options, respectively, as of September 30, 2024.

For the nine months ended September 30, 2024, there was $88.2 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. As of September 30, 2024, there were 442,221 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

Our ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount of its fair market value at the time of purchase. During the nine months ended September 30, 2024 and 2023, we issued 13,139 and 14,698 shares of common stock at a weighted discounted price of $243.31 and $205.07 for the ESPP, respectively. As of September 30, 2024, there were 1,164,119 shares of common stock reserved and available for future issuance under our ESPP.

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

The components of net periodic (benefit) cost for the three and nine months ended September 30, 2024 and 2023 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$3.8	$4.4	$—	$—
Expected return on plan assets	(6.2)	(6.0)	—	—
Amortization of prior service cost	—	0.1	—	—
Amortization of net actuarial loss	0.8	1.2	0.1	—
Net periodic (benefit) cost	$(1.6)	$(0.3)	$0.1	$—
Employer contributions, net	$0.1	$0.2	$0.2	$0.2

	Pension Plan and SERP		Postretirement Plan
	For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$11.4	$13.1	$0.1	$—
Expected return on plan assets	(18.8)	(18.2)	(0.1)	—
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net actuarial loss	2.5	3.9	0.4	—
Net periodic (benefit) cost	$(4.7)	$(1.0)	$0.4	$—
Employer contributions, net	$0.5	$1.5	$0.7	$1.0

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

The following tables provide our revenue and EBITDA by reportable segment for the three and nine months ended September 30, 2024 and 2023, and the reconciliation of EBITDA to income before income taxes as shown in our accompanying condensed consolidated statements of operations:

	For the Three Months Ended
	September 30, 2024		September 30, 2023
	Insurance	Total	Insurance	Total
Revenues	$725.3	$725.3	$677.6	$677.6
Expenses:
Cost of revenues (exclusive of items shown separately below)	(223.4)	(223.4)	(217.2)	(217.2)
Selling, general and administrative	(114.0)	(114.0)	(111.6)	(111.6)
Investment gain (loss)	5.9	5.9	(2.0)	(2.0)
EBITDA	$393.8	$393.8	$346.8	$346.8
Depreciation and amortization of fixed assets		(58.1)		(48.1)
Amortization of intangible assets		(18.3)		(19.6)
Interest expense		(32.1)		(29.4)
Income before income taxes		$285.3		$249.7

	For the Nine Months Ended
	September 30, 2024		September 30, 2023
	Insurance	Total	Insurance	Total
Revenues	$2,146.1	$2,146.1	$2,004.2	$2,004.2
Expenses:
Cost of revenues (exclusive of items shown separately below)	(670.6)	(670.6)	(650.3)	(650.3)
Selling, general and administrative	(308.4)	(308.4)	(277.4)	(277.4)
Net gain on the early extinguishment of debt	3.6	3.6	—	—
Investment gain (loss)	102.4	102.4	(9.3)	(9.3)
EBITDA	$1,273.1	$1,273.1	$1,067.2	1,067.2
Depreciation and amortization of fixed assets		(174.5)		(139.2)
Amortization of intangible assets		(55.0)		(56.1)
Interest expense		(90.1)		(87.4)
Income before income taxes		$953.5		$784.5

Long-lived assets by country are provided below:

	September 30, 2024	December 31, 2023
Long-lived assets:
U.S.	$2,341.9	$2,455.7
U.K.	630.5	597.9
Other countries	498.2	502.4
Total long-lived assets	$3,470.6	$3,556.0

15. Related Parties:

We consider our stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. For the nine months ended September 30, 2024 and 2023, we had no material transactions with related parties owning more than 5.0% of the entire class of stock.

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

Telematics Litigation

As of April 19, 2024, various Plaintiffs filed a total of 20 separate putative class action lawsuits, sixteen against General Motors LLC (“GM”), OnStar LLC (“OnStar”), LexisNexis Risk Solutions, Inc. (“LexisNexis”) and Verisk in the United States District Courts for the Northern District of Georgia, the Eastern District of Michigan, Central District of California, District of New Jersey, Southern District of New York, Northern District of Alabama, Northern District of Illinois and District of South Carolina, and four against Hyundai Motor America (“Hyundai”) and Verisk in the Central District of California and District of New Jersey, three of which have been dismissed to date. The Complaints generally allege that the auto manufacturer Defendants collected consumers’ driver behavior data through vehicle software, transmitted it to LexisNexis and Verisk, and that LexisNexis and Verisk shared the data with auto insurance companies, without the individuals’ knowledge or consent. Plaintiffs seek certification of both nationwide classes of individuals and subclasses of various state residents who had their vehicle’s driving data collected by Defendants and shared with a third party without their consent. The Plaintiffs also seek actual, statutory and punitive damages, injunctive relief, as well as reasonable attorney’s fees and other costs. On June 7, the Judicial Panel on Multidistrict Litigation transferred all GM-related lawsuits to the U.S. District Court for the Northern District of Georgia (In Re: Consumer Vehicle Driving Data Tracking Litigation, MDL Case No. 1:24-md-03115-TWT). All discovery proceedings have been stayed. At this time, it is not possible to reasonably estimate the liability related to these matters, as they are still in their early stages.

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

Commercial Litigation

On  February 12, 2024, Plaintiffs filed a lawsuit, DDS Striker Holdings LLC and Data Driven Holdings LLC against Verisk Analytics, Inc. and Insurance Service Office, in the Superior Court of Delaware, Case No. N24C-02-130 VLM CCLD. Plaintiffs allege claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, common law fraud, and civil conspiracy in connection with their inability to meet the post-closing earn-out targets negotiated as part of our acquisition of Data Driven Safety, LLC. Plaintiffs seek rescissory, out-of-pocket and punitive damages, as well as attorney’s fees, costs and other expenses. We filed a motion to dismiss Plaintiffs’ claims, which was fully briefed as of June 21, 2024, and was partially denied on August 29, 2024. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

Data Privacy Litigation

On or about  February 8, 2023, Plaintiffs filed a lawsuit, Atlas Data Privacy Corp., et al. v. Verisk Analytics, Inc., et al., in the Superior Court of New Jersey, Middlesex County, Case No. MID-L-000903-24, alleging violations of Daniel’s Law. Atlas claims to be an “assignee” of claims of approximately 19,640 individuals who are “covered persons” under Daniel’s Law, allegedly enacted to provide judicial and law enforcement officers and their family members with the right to prevent disclosure of their personal information and to enforce those rights against uncooperative data brokers. It is alleged that Defendants have violated Daniel’s Law by failing to respond and comply with their written request to Defendants to cease publicly disclosing or re-disclosing their protected information. Plaintiffs seek actual damages in the amount of $1,000 per violation under the statute, punitive damages, injunctive relief ordering compliance with Daniel’s Law, permanent injunctive relief, including the appointment of a qualified independent expert to ensure compliance with Daniel’s Law, and reasonable attorney’s fees and costs. On June 21, 2024, the court issued a “lack of prosecution” warning to Atlas, advising that the case will be dismissed without prejudice if service is not effectuated by August 20, 2024. The case was dismissed without prejudice on August 26, 2024. On October 11, 2024, Plaintiffs served Verisk with the Summons and Complaint, indicating their intent to revise the lawsuit. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

On  January 30, 2023, Plaintiffs Justin Ahringer and Michael Donner filed a putative class action lawsuit in the United States District Court, Central District of California, titled Ahringer et al. v. LoanDepot, Inc. and Verisk Analytics, Inc. d/b/a Jornaya, Case No.: 8:23-cv-00186. Plaintiffs assert violations of California’s Invasion of Privacy Act, Unfair Competition Law, and a violation of class members’ privacy rights under the California Constitution. Plaintiffs allege that the Defendants recorded visitors’ electronic communications without their consent. Plaintiffs seek to certify a nationwide class of individuals who visited LoanDepot.com and provided personal information on the website’s forms to receive a quote or apply for a loan. They allege that the aggregate claims of all members of the proposed class exceeds $5.0 million. Plaintiffs seek compensatory, statutory or punitive damages or restitution, as well as reasonable attorney’s fees and other costs. We filed a motion to dismiss Plaintiffs’ claims on  April 13, 2023. The parties engaged in jurisdictional discovery in response to the court’s demand to Plaintiff to demonstrate why this case should not be dismissed for lack of subject matter jurisdiction. The court found jurisdiction is proper and partially denied our motion on  February 7, 2024. We filed our Answer to Plaintiffs' Complaint on  February 22, 2024. The parties have agreed to a settlement in principle.

On  June 27, 2022, Plaintiff Loretta Williams brought a putative class action against Lead Intelligence, Inc. d/b/a Jornaya (“we,” “our,” or “us”) in the United States District Court for the Northern District of California, titled Williams v. DDR Media, LLC and Lead Intelligence, Inc. d/b/a Jornaya, Civil Action No. 3:22-cv-03789. The Complaint alleges that the Defendants violated the California Invasion of Privacy Act, Cal. Penal Code 631 (“CIPA”) and invaded Plaintiff’s and class members’ privacy rights when Defendants purportedly recorded visitors’ visits to the scrappyrent2own.com website without prior express consent. It is further alleged that this conduct constitutes a violation of the California Unfair Competition Law, Cal. Bus. Prof. Code Section 17200 et seq. and the California Constitution. The Complaint seeks class certification, injunctive relief, statutory damages in the amount of $5,000 for each violation, attorneys fees and other litigation costs. Our motion to compel arbitration was fully briefed as of  January 27, 2023. It was denied on  February 28, 2023. We filed a motion to dismiss Plaintiff’s claims on  April 13, 2023. On  August 18, 2023 the court granted our motion, dismissing Plaintiff’s claims without prejudice, but giving Plaintiff an opportunity to amend her claims by  September 20, 2023. Plaintiff filed a Second Amended Complaint (“SAC”) on  September 20, 2023. Our motion to dismiss the SAC was fully briefed on  December 18, 2023. It was denied on  January 30, 2024. The court held an initial case management conference for  February 9, 2024 and allowed the parties to engage in limited discovery.  Our renewed motion to dismiss was filed on July 19, 2024 and oral argument was held on September 20, 2024. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

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

Revenues

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. For the nine months ended September 30, 2024 and 2023, approximately 81% and 80% of our insurance revenues were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the nine months ended September 30, 2024 and 2023, approximately 19% and 20% of our insurance revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 57% and 59% of our total operating expenses (excluding gains/losses related to dispositions) for the nine months ended September 30, 2024 and 2023, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2024	2023	Change	2024	2023	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$725.3	$677.6	7.0%	$2,146.1	$2,004.2	7.1%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	223.4	217.2	2.9%	670.6	650.3	3.1%
Selling, general and administrative	114.0	111.6	2.2%	308.4	277.4	11.2%
Depreciation and amortization of fixed assets	58.1	48.1	20.8%	174.5	139.2	25.4%
Amortization of intangible assets	18.3	19.6	(6.6)%	55.0	56.1	(2.0)%
Total operating expenses, net	413.8	396.5	4.4%	1,208.5	1,123.0	7.6%
Operating income	311.5	281.1	10.8%	937.6	881.2	6.4%
Other income (expense):
Net gain on early extinguishment of debt	—	—	—%	3.6	—	100.0%
Investment gain (loss)	5.9	(2.0)	395.0%	102.4	(9.3)	1,201.1%
Interest expense, net	(32.1)	(29.4)	9.2%	(90.1)	(87.4)	3.1%
Total other (expense) income, net	(26.2)	(31.4)	(16.6)%	15.9	(96.7)	(116.4)%
Income from continuing operations before income taxes	285.3	249.7	14.3%	953.5	784.5	21.5%
Provision for income taxes	(65.3)	(62.3)	4.8%	(206.3)	(198.4)	4.0%
Income from continuing operations	220.0	187.4	17.4%	747.2	586.1	27.5%
Loss from discontinued operations net of tax expense of $0.0, $0.0, $0.0, and $0.2, respectively (Note 7)	—	—	—%	—	(145.5)	(100.0)%
Net income	220.0	187.4	17.4%	747.2	440.6	69.6%
Less: Net loss attributable to noncontrolling interests	0.1	—	—%	0.6	—	—%
Net income attributable to Verisk	$220.1	$187.4	17.4%	$747.8	$440.6	69.7%
Basic net income per share attributable to Verisk:
Income from continuing operations	$1.55	$1.29	20.2%	$5.24	$3.98	31.7%
Loss from discontinued operations	—	—	—%	—	(0.99)	(100.0)%
Basic net income per share attributable to Verisk:	$1.55	$1.29	20.2%	$5.24	$2.99	75.3%
Diluted net income per share attributable to Verisk:
Income from continuing operations	$1.54	$1.29	19.4%	$5.22	$3.96	31.8%
Loss income from discontinued operations	-	-	—%	$—	$(0.98)	(100.0)%
Diluted net income per share attributable to Verisk:	$1.54	$1.29	19.4%	$5.22	$2.98	75.2%
Cash dividends declared per share (1):	$0.39	$0.34	14.7%	$1.17	$1.02	14.7%
Weighted average shares outstanding:
Basic	141,778,551	145,011,020	(2.2)%	142,594,074	147,292,590	(3.2)%
Diluted	142,511,476	145,742,519	(2.2)%	143,259,411	147,983,986	(3.2)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA(2)	$393.8	$346.8	13.6%	$1,273.1	$1,067.2	19.3%
The following is a reconciliation of net income to EBITDA:
Net income	$220.0	$187.4	17.4%	$747.2	$440.6	69.6%
Less: Loss from discontinued operations	—	—	—%	—	145.5	(100.0)%
Income from continuing operations	220.0	187.4	17.4%	747.2	586.1	27.5%
Depreciation and amortization of fixed assets and intangible assets	76.4	67.7	12.9%	229.5	195.3	17.5%
Interest expense	32.1	29.4	9.2%	90.1	87.4	3.1%
Provision for income taxes	65.3	62.3	4.8%	206.3	198.4	4.0%
EBITDA	$393.8	$346.8	13.6%	$1,273.1	$1,067.2	19.3%

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

Consolidated Results of Continuing Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues

Revenues for our Insurance segment were $725.3  million for the three months ended September 30, 2024 , compared to $677.6  million for the three months ended September 30, 2023 , a n increase o f  $47.7  million or 7.0% . Our underwriting revenue increased   $31.7  million or 6.7% . Our claims revenue increased  $16.0  million or 7.9% .

Our revenue by category for the periods presented is set forth below:
	Three Months Ended September 30,		Percentage	Percentage change excluding
	2024	2023	change	recent acquisitions
	(in millions)
Underwriting	$506.9	$475.2	6.7%	6.7%
Claims	218.4	202.4	7.9%	7.6%
Total Insurance	$725.3	$677.6	7.0%	7.0%

Our recent acquisition (Rocket within the claims category of the Insurance segment) contributed net revenues of $0.6 million, while the remaining Insurance revenues increased $47.1 million or 7.0%. Our underwriting revenue increased $31.8 million or 6.7%, primarily due to an annual increase in prices derived from continued enhancements to the models and content of the solutions within our forms, rules and loss cost services, as well as selling expanded solutions to new and existing customers within extreme event solutions. In addition, specialty business and life solutions contributed to the growth. Our claims revenue increased $15.3 million or 7.6%, primarily due to solid growth in anti-fraud solutions and property estimating solutions.

Cost of Revenues

Cost of revenues was $223.4 million for the three months ended September 30, 2024 compared to $217.2 million for the three months ended September 30, 2023, an increase of $6.2 million or 2.9%. Our recent acquisition accounted for an increase of $0.4 million in cost of revenues. The remaining increase of $5.8 million or 2.7% was primarily due to increase in salaries and employee benefits of $5.1 million, professional consulting fees of $4.0 million, information technology expenses of $2.8 million, travel expenses of $0.6 million, and bad debt expense of $0.3 million, partially offset by a reduction in data costs of $2.5 million, $1.5 million gain primarily related to our Jersey City lease modification, office expense of $0.6 million, and other operating costs of $2.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $114.0 million for the three months ended September 30, 2024 compared to $111.6 million for the three months ended September 30, 2023, an increase of $2.4 million or 2.2%. Our recent acquisition accounted for an increase of $0.3 million in selling, general, and administrative expenses. The remaining increase of $2.1 million or 2.0% was primarily due to professional consulting fees of $8.1 million, a $6.9 million loss on the disposal of assets primarily due to a write-off of leasehold improvements related to our lease modification, salaries and employee benefits of $3.0 million, data costs of $1.5 million, travel expenses of $1.0 million, rent expense of $0.8 million, bad debt expense of $0.5 million, and other operating costs of $0.4 million, partially offset by a prior year litigation reserve expense of $19.2 million related to our former Financial Services segment, and a decrease in information technology expenses of $0.9 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $58.1 million for the three months ended September 30, 2024 compared to $48.1 million for the three months ended September 30, 2023, an increase of $10.0 million or 20.8%. The increase was primarily due to the timing of certain large internally developed software projects that were completed and placed into service in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets was $18.3 million for the three months ended September 30, 2024 compared to $19.6 million for the three months ended September 30, 2023, a decrease of $1.3 million or 6.6%. The decrease was primarily due to intangible assets that were fully amortized, partially offset by an increase due to our recent acquisition of $0.3 million.

Investment Gain (Loss)

Investment gain was $5.9 million for the three months ended September 30, 2024 compared to a loss of $2.0 million for the three months ended September 30, 2023, an increase of $7.9 million. The increase was primarily driven by the impact of foreign currencies associated with transactions in the normal course of business.

Interest Expense, net

Interest expense, net was $32.1 million for the three months ended September 30, 2024 compared to $29.4 million for the three months ended September 30, 2023, an increase of $2.7 million or 9.2%. The increase in interest expense was primarily related to the issuance of our 2034 Senior Notes, offset by the cash tender that was completed on June 7, 2024.

Provision for Income Taxes

The provision for income taxes was $65.3 million for the three months ended September 30, 2024, compared to $62.3 million for the three months ended September 30, 2023, an increase of $3.0 million or 4.6%. The effective tax rate was 22.9% for the three months ended September 30, 2024 compared to 25.0% for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2024 was lower than the effective tax rate for the three months ended September 30, 2023 primarily due to nondeductible litigation accruals recorded in the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin

The net income margin was 30.3% for the three months ended September 30, 2024 compared to 27.7% for the three months ended September 30, 2023. The increase in net income margin was primarily driven by revenue growth, cost discipline, a decrease in our effective tax rate, discussed above, and a litigation reserve expense of $19.2 million recognized in the prior year.

EBITDA Margin [1]

EBITDA was $393.8 million for the three months ended September 30, 2024 compared to $346.8 million for the three months ended September 30, 2023. The EBITDA margin for our consolidated results was 54.3% for the three months ended September 30, 2024 compared to 51.2% for the three months ended September 30, 2023. The increase in EBITDA margin was primarily driven by revenue growth, cost discipline, a decrease in our effective tax rate, discussed above, and a litigation reserve expense of $19.2 million recognized in the prior year.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented in the table below on p. 37.

Consolidated Results of Continuing Operations

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues

Revenues for our Insurance segment were  $2,146.1  million for the nine months ended September 30, 2024 , compared to  $2,004.2  million for the nine months ended September 30, 2023 , a n increase o f  $141.9  million or 7.1% . Our underwriting revenue increased   $99.1  million or 7.0% . Our claims revenue increased  $42.8  million or 7.3% .

Our revenue by category for the periods presented is set forth below:

	Nine Months Ended September 30,		Percentage	Percentage change excluding
	2024	2023	change	recent acquisitions
	(in millions)
Underwriting	$1,512.8	$1,413.7	7.0%	6.9%
Claims	633.3	590.5	7.3%	6.1%
Total Insurance	$2,146.1	$2,004.2	7.1%	6.7%

Our recent acquisitions (Morning Data within the underwriting category of our Insurance segment; Rocket, Mavera and Krug within the claims category of the Insurance segment) contributed net revenues of $8.1 million, while the remaining Insurance revenues increased$133.8 million or 6.7%. Our underwriting revenue increased $98.1 million or 6.9%, primarily due to an annual increase in prices derived from continued enhancements to the models and content of the solutions within our forms, rules and loss cost services, as well as selling expanded solutions to new and existing customers within extreme event solutions, underwriting data and analytic solutions, and specialty business solutions. Our claims revenue increased $35.7 million or 6.1%, primarily due to growth in anti-fraud solutions and property estimating solutions.

Cost of Revenues

Cost of revenues was $670.6 million for the nine months ended September 30, 2024 compared to $650.3 million for the nine months ended September 30, 2023, an increase of $20.3 million or 3.1%. Our recent acquisitions accounted for an increase of $0.4 million in cost of revenues, primarily related to salaries and benefits. The remaining increase related to Insurance of $19.9 million or 3.1% was primarily due to increase in salaries and employee benefits of $18.5 million, professional consulting fees of $5.0 million, information technology expenses of $4.7 million, and bad debt expense of $2.5 million, partially offset by a reduction in data costs of $3.4 million, rent expense of $2.1 million, $1.5 million gain related to our lease modification, fees and membership costs of $0.8 million, office expenses of $0.6 million, and other operating costs of $2.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $308.4 million for the nine months ended September 30, 2024 compared to $277.4 million for the nine months ended September 30, 2023, an increase of $31.0 million or 11.2%. Our recent acquisitions, inclusive of our acquisition-related costs (earn-outs), accounted for an increase of $20.8 million in selling, general, and administrative expenses. This increase was primarily due to our earn-out credit of $22.0 million in the prior year that did not recur in the current period. The remaining increase of $10.2 million or 3.5% was primarily due to an increase in professional fees of $10.1 million, salaries and employee benefits of $9.9 million, a loss of $6.9 million primarily due to the disposal of certain leasehold improvements related to our lease modification, increases in insurance costs of $1.7 million, data costs of $1.4 million, and travel expenses of $1.0 million, partially offset by a prior year litigation reserve expense of $19.2 million related to our former Financial Services segment, decreases in fees and membership costs of $1.2 million, and other operating costs of $0.4 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $174.5 million for the nine months ended September 30, 2024 compared to $139.2 million for the nine months ended September 30, 2023, an increase of $35.3 million or 25.4%. The increase was primarily due to the timing of certain large internally developed software projects that were completed and placed into service in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets was $55.0 million for the nine months ended September 30, 2024 compared to $56.1 million for the nine months ended September 30, 2023, an decrease of $1.1 million or 2.0%. The decrease was primarily due to intangible assets that were fully amortized.

Net gain on Early Extinguishment of Debt

Net gain on early extinguishment of debt was $3.6 million for the nine months ended September 30, 2024 due to a cash tender offer of $400.0 million aggregate principal of our 2025 Senior Notes that was completed on June 7, 2024.

Investment Gain (Loss)

Investment gain was $102.4 million for the nine months ended September 30, 2024 compared to a loss of $9.3 million for the nine months ended September 30, 2023, an increase of $111.7 million. The increase was primarily driven by net gains associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022 and the impact of foreign currencies.

Interest Expense, net

Interest expense, net was $90.1 million for the nine months ended September 30, 2024 compared to $87.4 million for the nine months ended September 30, 2023, an increase of $2.7 million or 3.1%. The increase in interest expense was primarily related to the issuance of our 2034 Senior Notes, offset by the cash tender that was completed on June 7, 2024.

Provision for Income Taxes

The provision for income taxes was $206.3 million for the nine months ended September 30, 2024, compared to $198.4 million for the nine months ended September 30, 2023, an increase of $7.9 million or 3.9%. The effective tax rate was 21.6% for the nine months ended September 30, 2024 compared to 25.3% for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 was lower than the effective tax rate for the nine months ended September 30, 2023 primarily due to tax charges incurred in structuring the sale of our Energy business in the prior year, as well as additional tax benefits resulting from the Company's recognition of capital gains arising from the settlement of our investment in non-public companies in the second quarter. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin

The net income margin was 34.8% for the nine months ended September 30, 2024 compared to 22.0% for the nine months ended September 30, 2023. The increase in net income margin was primarily driven by net gains associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, the early extinguishment of debt, discussed above, and a prior year litigation reserve expense related to our former Financial Services segment. The net income margin for September 30, 2023 included a loss from discontinued operations of $145.5 million, which negatively impacted our net income margin by 7.3%.

EBITDA Margin [1]

EBITDA was $1,273.1 million for the nine months ended September 30, 2024 compared to $1,067.2 million for the nine months ended September 30, 2023. The EBITDA margin for our consolidated results was 59.3% for the nine months ended September 30, 2024 compared to 53.3% for the nine months ended September 30, 2023.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	Total	Total	Total	Total
Net income	$220.0	$187.4	$747.2	$440.6
Less: Loss from discontinued operations	—	-	—	145.5
Income from continuing operations	220.0	187.4	747.2	586.1
Depreciation and amortization of fixed assets	58.1	48.1	174.5	139.2
Amortization of intangible assets	18.3	19.6	55.0	56.1
Interest expense	32.1	29.4	90.1	87.4
Provision for income taxes	65.3	62.3	206.3	198.4
EBITDA	$393.8	$346.8	$1,273.1	$1,067.2
Revenue	$725.3	$677.6	$2,146.1	$2,004.2
EBITDA Margin	54.3%	51.2%	59.3%	53.3%

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

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents and available-for-sale securities totaling $459.2 million and $303.9 million, respectively. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of September 30, 2024 and December 31, 2023, a vast majority of our domestic cash and cash equivalents is with TD Bank, N.A., and JPMorgan Chase N.A. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2024 and 2023, we repurchased $750.0 million (inclusive of $60.0 million in treasury stock not yet settled) and $2,549.8 million (inclusive of$500.0 million in treasury stock then not yet settled), respectively, of our common stock. The repurchase of our common stock in the third quarter of 2024 was funded using cash from operations. For the nine months ended September 30, 2024 and 2023, we also paid dividends of $166.6 million and $147.9 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $3,050.0 million and $2,850.0 million at September 30, 2024 and December 31, 2023, respectively, and we were in compliance with our financial and other covenants. The debt at September 30, 2024, primarily consists of senior notes issued in 2024, 2023, 2020, 2019, and 2015. Interest on the senior notes is payable semi-annually each year. The unamortized discount and debt issuance costs were recorded as "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-Q over the life of the respective senior note. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions, and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding notes, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. See Note 10. for additional information on our financing activities.

We have a $1,000.0 million Syndicated Revolving Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, N.A., Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company with a maturity date of April 5, 2028. Borrowing under the facility is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending on the public debt rating. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.75 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.0 (no more than once) and to 4.25 to 1.0 (no more than once) in connection with the closing of a permitted acquisition. The Syndicated Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program. As of September 30, 2024, we were in compliance with all financial and other debt covenants under the Syndicated Credit Facility. As of September 30, 2024 and December 31, 2023, the available capacity under the Syndicated Revolving Credit Facility was $995.5 million and $995.4 million, which takes into account outstanding letters of credit of $4.5 million and $4.6 million, respectively.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Percentage change	2024	2023	Percentage change
	(in millions)			(in millions)
Net cash provided by operating activities	$296.2	$250.1	18.4%	$888.6	$808.3	9.9%
Net cash (used in) provided by investing activities	$(52.6)	$(55.3)	4.9%	$(76.4)	$2,803.5	(102.7)%
Net cash used in financing activities	$(421.3)	$(89.6)	370.2%	$(658.2)	$(3,491.4)	81.1%

Operating Activities

Net cash provided by operating activities was $296.2 million for the three months ended September 30, 2024, compared to $250.1 million for the three months ended September 30, 2023, an increase of $46.1 million or 18.4%. The increase in operating cash flow was due to an increase in operating profit.

Net cash provided by operating activities was $888.6 million for the nine months ended September 30, 2024, compared to $808.3 million for the nine months ended September 30, 2023, an increase of $80.3 million or 9.9%. The increase in operating cash flow was due to an increase in operating profit, partially offset by a $37.0 million payment to settle the inquiry by the Department of Justice.

Investing Activities

Net cash used in investing activities of $52.6 million for the three months ended September 30, 2024 was primarily related to capital expenditures of $55.5 million, and investments in non-public companies of $0.9 million, partially offset by an escrow release associated with acquisitions of $3.8 million. Net cash used in investing activities of $55.3 million for the three months ended September 30, 2023 was primarily related to capital expenditures of $54.3 million as well as investments in nonpublic companies of $0.9 million.

Net cash used in investing activities of $76.4 million for the nine months ended September 30, 2024 was primarily related to capital expenditures of $168.5 million, and acquisitions and a purchase of an additional controlling interest totaling $23.4 million, partially offset by proceeds received upon settlement of our retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022 of $112.1 million, and an escrow release associated with acquisitions of $3.8 million. Net cash provided by investing activities of $2,803.5 million for the nine months ended September 30, 2023 was primarily related to proceeds from the sale of our Energy business of $3,066.4 million, partially offset by capital expenditures of $173.7 million and acquisitions, including escrow funding, of $87.1 million.

Financing Activities

Net cash used in financing activities of $421.3 million for the three months ended September 30, 2024 was primarily driven by the funding of a $400.0 million accelerated share repurchase program and dividends paid of $55.3 million, partially offset by proceeds from stock options exercised of $47.4 million. Net cash used in financing activities of $89.6 million for the three months ended September 30, 2023 was primarily driven by the repurchase of common stock of $49.8 million and dividends paid of $49.2 million, partially offset by proceeds from stock options exercised of $19.4 million.

Net cash used in financing activities of $658.2 million for the nine months ended September 30, 2024 was primarily driven by the funding of $750.0 million of accelerated share repurchase programs, the payment on the early extinguishment of debt of $396.4 million, and dividends paid of $166.6 million, partially offset by proceeds from the issuance of long-term debt, net of original discount, of $590.2 million, and proceeds from stock options exercised of $110.6 million. Net cash used in financing activities of $3,491.4 million for the nine months ended September 30, 2023 was primarily driven by the funding of $2,549.8 million in share repurchases, repayments of debt under our revolving credit and bilateral credit facilities of $1,265.0 million, and dividend payments of $147.9 million, partially offset by the proceeds from the issuance of our 2033 Senior Notes of $495.2 million, and proceeds from stock options exercised of $134.3 million.

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

Market risks at September 30, 2024 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 21, 2024.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 16 to our condensed consolidated financial statements for the nine months ended September 30, 2024 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 21, 2024, as supplemented by the information provided under the heading "Risk Factors" in our Form 10-Q for the quarter ended September 30, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. As of September 30, 2024, we had $891.5 million available to repurchase shares. Our share repurchases for the quarter ended September 30, 2024 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
					(in millions)
July 1, 2024 through July 31, 2024	68,645	(1)	$271.54	68,645	$1,291.5
August 1, 2024 through August 31, 2024	1,302,981	(2)	$260.94	1,302,981	$891.5
September 1, 2024 through September 30, 2024	—		$—	—	$891.5
	1,371,626			1,371,626

(1)	In June 2024, we entered into an additional ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $150.0 million with Citibank, N.A. This ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon payment of the aggregate purchase price on June 13, 2024, we received an initial delivery of 483,761 shares of our common stock at an initial price of $263.56 per share, representing approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in July 2024, we received 68,645 additional shares, as determined based upon the volume weighted average share price of our common stock, less a discount, of $271.54 during the term of this ASR agreement.
(2)

In August 2024, we entered into an additional ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $400.0 million with Goldman Sachs & Co. LLC. This ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon payment of the aggregate purchase price on August 7, 2024, we received an initial delivery of 1,302,981 shares of our common stock at an initial price of $260.94 per share, representing approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in October 2024, we received 212,635 additional shares, as determined based upon the volume weighted average share price of our common stock, less a discount, of $263.92 during the term of this ASR agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2024, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●

Bruce Hansen, a director and Independent Board Chair, adopted a new trading plan on  August 19, 2024 (with the first trade under the new plan scheduled for a date on or after  January 7, 2025). The trading plan will be effective until  June 30, 2025 to sell 4,716 shares of common stock.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended  September 30, 2024 by Section 16 officers and directors. Each of the Rule 10b5-1 trading arrangements is in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

Verisk Analytics, Inc.
(Registrant)

Date: October 30, 2024	By:	/s/ Elizabeth D. Mann
Elizabeth D. Mann
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)