Form 10-K
period 2024-12-31
Verisk Analytics, Inc.
filed 2025-02-26
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $37,477,230,712 based on the closing price reported on the NASDAQ Global Select Market on such date.

As of February 21, 2025, there were 140,276,165 shares outstanding of the registrant's Common Stock, par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.

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

Our clients use our solutions to make better decisions about risk and improve operating efficiency. We refer to these products and services as solutions due to the integration among our services and the flexibility that enables our clients to purchase components or a comprehensive package. These solutions take various forms, including proprietary data assets, expert industry insight, statistical models, tailored analytic objects, and robust software platforms all designed to allow our clients to make more informed risk decisions. We believe our solutions for analyzing risk have a positive impact on our clients’ revenues and help them better manage their costs. In 2024, our clients included all of the top 100 property and casualty ("P&C") insurance providers in the U.S. for the lines of P&C services we offer. We believe that our commitment to our clients and the embedded nature of our solutions serve to strengthen and extend our relationships.

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

Our Business Strategy

Our vision is to be the leading strategic data, analytics, and technology partner to the global insurance industry by delivering value to our clients through knowledge, expertise, and scale. Our business aims to build upon our competitive advantages and capitalizing on our scale and position within the industry. Our business strategy is driven by the following priorities:

• Drive Consistent & Predictable Growth. With our clear focus on insurance, integrated organization and our client-centric and results-oriented culture, we strive to deliver consistent and predictable growth. We are leveraging our strong client relationships to extend our reach within insurance and elevate the strategic dialogue with our clients. We are modernizing and advancing the capabilities of our core solutions using cloud technology and advanced analytical methods including machine learning and artificial intelligence ("AI") while also augmenting our solutions through the addition of new data assets and sources. In addition, we are working on building leadership positions in adjacent markets including life insurance, marketing, specialty business solutions, and resilience and sustainability. With the client at the center of all we do, we are driving innovation across our portfolio and partnering with our clients to help solve the insurance industry's greatest challenges with a focus on rapidly changing technology, growing regulatory focus, and value creation;

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

Insurance Segment

We now operate in one segment, Insurance, which primarily serves our P&C insurance customers across most personal and commercial lines of business, focusing on the fundamental building blocks of insurance programs, the prediction of loss, the selection and pricing of risk, and compliance with their reporting requirements in each U.S. state in which they operate. We also develop and utilize machine-learned and artificially intelligent models to forecast scenarios and produce both standard and customized analytics that help our customers better manage their businesses, including detecting fraud before and after a loss event and quantifying losses. Our customers, acquired over more than 50 years, include most of the P&C insurance providers in the U.S. In recent years, we have expanded our offerings to serve certain non-U.S. markets and into the fields of life insurance and annuities, as well as insurance marketing. We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically prepaid (annually and quarterly) and represented approximately 81% of our revenues in 2024. We believe we are well positioned to increase our penetration of the global insurance industry because of our proprietary data assets, long-standing industry relationships, deep insurance industry expertise, and our scale to drive broad distribution of our new innovations.

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

Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements, and policy writing support language that assist our clients in understanding the risks they assume and the coverages they offer. With these policy programs, insurers also benefit from economies of scale. We have more than 240 insurance experts and specialized lawyers reviewing changes in each state’s insurance rules and regulations, including an average of approximately 12,300 legislative actions, 16,000 regulatory actions, and 2,000 court decisions per year, to make any required changes to our policy language and rating information.

To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowners line of insurance, we maintain policy language and rules for approximately 6 basic coverages, 385 national endorsements, and 701 state-specific endorsements.

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

In 2024, P&C insurers sent us approximately 2.7 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain an underwriting database of more than 36.3 billion statistical records, including approximately 9.7 billion commercial lines records and approximately 26 billion personal lines records. We collect unit transaction detail of each premium and loss record, which enhances the validity, reliability, and accuracy of our data sets and our actuarial analyses. Across all of our insurance lines, our proprietary quality process includes approximately 3,000 separate checks to ensure that the data meets our high standards.

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

In response to the challenges faced by our clients to reduce operating complexity and improve their speed to market, we are undertaking an extensive modernization of our core lines product. This “reimagine” of our forms, rules, loss costs and related solutions is designed to deliver increased value to our customers. The Reimagine program includes significant enhancements to our existing solutions; new digital workflow tools, insights, and analytics; and an enhanced content delivery platform.

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

Our database contains data and analytics on approximately 143 million residential properties and 16 million commercial properties in the U.S. We have a staff of approximately 500 field representatives strategically located around the U.S. who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities, and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits approximately 300,000 commercial properties to collect information on new buildings, verify building attributes, and provide specific loss costs. Our auto solutions are powered by a mix of third-party and proprietary data ranging from 2 billion traffic court records to characteristics on more than 275 million insured drivers and 280 million registered vehicles with access to expansive industry databases on loss costs and claims.

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

Extreme Event Solutions

We are a leader in and pioneered the field of probabilistic catastrophe modeling used by insurers, reinsurers, intermediaries, financial institutions, and governments to manage their risk from extreme events. Our models, which form the basis of our solutions, enable companies to identify, quantify, and plan for the financial consequences of catastrophes. We have developed models for hurricanes, earthquakes, winter storms, tornadoes, hailstorms, wildfires, and floods in more than 120 countries and territories. We have developed a probabilistic terrorism model capable of quantifying the risk in the U.S. from this evolving threat, which supports pricing and underwriting decisions down to the level of an individual policy, as well as models for estimating losses to crop insurance programs in the U.S., Canada, India, and China. Our newest models offer risk quantification solutions for the casualty line of business.

We offer global risk intelligence providing insight into sustainability and resilience issues, underpinned by geospatial data and analytics. We provide intelligence on sustainability, resilience, human rights, environmental, sovereign and political risk, stitching together these disparate issues into an interconnected global view built upon objective insight and data.

Up until the sale of Atmospheric and Environmental Research (“AER”) on December 2, 2024, we helped businesses and governments better anticipate and monitor risks in Earth’s natural environment. We prepared certain agencies and companies to anticipate, manage, react to, and profit from climate- and weather-related risk. We served our customers by providing advanced research, development, and analysis delivered in reports, data streams, and software solutions.

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

Marketing Solutions

Through recent acquisitions, we extended our data and workflow capabilities to help the global insurance industry drive improvement in customer acquisition, growth, and retention. Marketing and advertising spend for insurers goes well beyond $10 billion and has continued to increase year over year. We possess unique and proven data sets that help the insurance industry more precisely segment, target, and optimize advertising and marketing spend. Solutions include compliant, real-time decisioning, profitability, and risk assessment (pre-quote and pre-underwriting) for inbound consumer interactions. We also power ongoing enrichment of prospective and current customer insights for the highest probability of retention and increased share of wallet (policy bundling) as well as full coverage of U.S. households and consumers to drive prospect marketing and advertising strategies. Verisk Marketing Solutions brings a unique insurance-focused, specialized offering that covers insurance carriers’ holistic marketing data needs.

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

Our claims database lends significant support to the fight against insurance fraud. The database contains information from more than 1.8 billion claim records and is the world’s largest database of P&C claims information used for claims processing and fraud investigations. Insurers and other participants submit more than 187,917 new claims a day on average across all U.S. P&C insurance industry categories. The benefits of an industrywide claims database include improved efficiency in reporting data and searching for information, enhanced capabilities for detecting suspicious claims, and superior information for investigating fraudulent claims, suspicious individuals, and possible fraud rings. Our database also helps insurers fulfill their regulatory compliance reporting requirements at both the state and federal levels for delinquent child-support liens and other required checks.

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

Our Customers

The customers for the lines of P&C services we offer include the top 100 P&C insurance providers in the U.S., 18 of the top 25 global reinsurance companies, as well as domestic InsurTech companies and insurers in international markets. A substantial majority of P&C insurance providers in the U.S. use our statistical agent services to report to regulators, and the majority of insurers and reinsurers in the U.S. use our actuarial services and industry-standard insurance programs. In addition, certain agencies of the federal government as well as county and state governmental agencies and organizations use our solutions to help satisfy government needs for risk assessment and emergency response information. Within Extreme Events, we serve reinsurers, insurers, brokers, governments, and corporates helping them identify, quantify and plan for the financial consequences of catastrophes. For life and annuity insurers, we offer digital solutions including electronic applications and policy administration systems to enable automated/accelerated triage, underwriting, fraud detection, and modeling. Our claims database serves thousands of customers, representing approximately 90% of the P&C insurance industry by premium volume, approximately 500 self-insurers, approximately 450 third party administrators, several state fraud bureaus, and many law enforcement agencies involved in the investigation and prosecution of insurance fraud. We estimate that more than 80% of insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems use our building and repair cost estimation pricing data.

Our Competitors

The breadth of markets we serve exposes us to a broad range of competitors as described below. Businesses that we acquire may introduce us to additional competitors.

We operate primarily in the U.S. P&C insurance industry. We have a number of competitors in specific lines or services. We encounter competition from a number of sources, including insurers that develop internal technology and actuarial methods for proprietary insurance programs. Competitors also include other statistical agents and other advisory organizations, that provide underwriting rules, prospective loss costs, and coverage language. Competitors for our property-specific rating and underwriting information are primarily regional providers of commercial property inspections and surveys as well as emerging providers in the InsurTech space. We also compete with a variety of organizations that offer consulting services, primarily specialty technology and consulting firms. In addition, a customer may use its own internal resources rather than engage an outside firm for these services. Our underwriting solutions compete with a variety of companies in the marketplace. Our competitors include information technology product and services vendors; management and strategy consulting firms; and smaller specialized information technology and analytical services firms. Finally, in the life insurance sector, our solutions compete against numerous independent vendors, as well as the in-house technology departments of Life Insurers. In the P&C insurance claims and catastrophe modeling markets, certain products are offered by a number of companies in the areas of catastrophe modeling, repair cost estimating, claims investigative reports, claims fraud analytics, and injury claims analytics. We believe that our P&C insurance industry expertise, and our ability to offer multiple applications, services, and integrated solutions to individual customers are competitive strengths.

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

We add to our offerings through an active acquisition program. Since 2022, we have acquired 8 businesses, which have allowed us to enter new markets, offer new solutions, and enhance the value of existing services with additional proprietary sources of data.

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

Client Strategy, Sales, and Support

Our overall client strategy is driven by our extensive industry expertise and our unique position within the insurance ecosystem. We endeavor to be the leading strategic data, analytics, and technology partner to the global insurance industry by delivering value to our clients through knowledge, expertise, and scale, and we focus on elevating the strategic dialogue with our clients. Our company primarily engages with clients through direct interaction, leveraging a structured, multi-tiered sales approach. This approach includes Managing Directors, Account Executives, Account Managers, Subject Matter Experts, Technical Consultants, and Sales Client Support specialists. Within our organization, we have dedicated sales teams that focus on specific solutions and services. These specialized Account Executives are responsible for selling highly technical solution sets to targeted markets, working in close coordination with broader account management teams to ensure a holistic approach to customer engagement.

Account Executives play a key role in both sales and customer service activities. They provide direct support to assigned customers, engaging frequently to ensure a positive experience with our services. While Account Executives primarily focus on identifying new sales opportunities, they collaborate closely with various teams to align our solutions with customer needs. We believe our deep solutions knowledge, ability to build trusted relationships, and local presence set us apart from the competition. Subject Matter Experts partner with Account Executives on specific opportunities related to their assigned solutions and market segments. Account Executives manage the overall sales process, while Subject Matter Experts manage the detailed integration and functional discussions to ensure successful outcomes and customer satisfaction. Both Account Executives and Subject Matter Experts are responsible for identifying new sales opportunities as well as managing renewals of existing business. A team-based approach, supported by a unified customer relationship management system, ensures effective coordination across all groups.

To optimize account management for our largest customers, we segment our client base into three distinct tiers. Tier One consists of our most significant customers. To ensure strategic and executive-level engagement with these Tier One clients, a Managing Director within the Client Strategy organization is responsible for the overall and executive-level relationship between the client and all of Verisk, fostering alignment across our solutions and services. Tier Two clients encompass both large and middle-market customer groups. Tier Three consists of smaller, specialized companies that may focus on a single line of business, serve specific regions, or be recent entrants to the market. Within the Tier One and Tier Two segments, our US and global sales teams are organized by the following disciplines: personal lines underwriting and pricing, commercial lines underwriting and pricing, claims, catastrophe modeling and exposure management, and specialty. For Tier Three clients, a generalist Account Executive is assigned within each business unit, taking on overall account management responsibilities. Our tiered approach has proven to be an effective sales model for building strong customer relationships. Additionally, our senior leadership team, including the Senior Operating Committee, regularly engages with senior management at our client organizations to ensure strategic alignment, and to foster opportunities for mutual partnership and innovation.

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

Data Centers

In 2023, with our migration to cloud computing, we closed our Lehi, Utah Data Center, and in 2024, we closed our Somerset, New Jersey facility.  We will continue to maintain other datacenters dedicated to other businesses we acquired recently.

Disaster Recovery

We are committed to a framework for business continuity management and carry out annual reviews of the state of preparedness of each business unit. As we migrate our applications to the public cloud, we also evaluate the level of redundancy required for each application. We leverage native cloud capabilities with regards to availability and use both zones and regions in public cloud based on availability requirements. Business continuity planning is in place for all of our critical business processes to provide for the prompt and effective continuation of critical services in the event of a business disruption. Our business continuity program adheres to ISO 22301:2019, which is an international standard for business continuity. All business impact analysis and business continuity plans are reviewed and updated, at a minimum, annually or when significant business changes occur.

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

Human Capital

Our global workforce is united by our mission to serve, add value, and innovate for customers. We continue to invest in our people worldwide by encouraging all employees to reach their full potential through a focus on learning, providing competitive compensation and benefits, and a culture anchored on our purpose driven values of results, learning, and caring.

As a knowledge-based business, we carefully integrate the skills and talents of approximately 7,800 employees worldwide as of December 31, 2024. Most of our highly credentialed team holds advanced degrees and professional certifications specializing in actuarial science, chemistry and physics, commercial banking, finance, commodity analytics, data science and artificial intelligence, economics, engineering, GIS mapping, meteorology, natural resources, predictive analytics, supply chain, and other fields.

Approximately 59% of our employees are based in the United States, 12% in the United Kingdom, 9% in India, with the remainder serving in 20 other countries across the globe.

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

In 2024, we continued to prioritize career development across the company by utilizing an employee-centric strategy based on feedback from employees and managers.  We further developed a Career Framework, to provide clarity on jobs across all of our businesses and functions. This enables employees to envision their next career steps and explore career pathways and development opportunities within the company.  By actively listening to both employees and managers, we identified key enhancements including skills and proficiency levels aligned to each of our job functions (over 2,000 skill/job combinations), and new tools and training for employees to navigate. Our 2024 Career Framework education sessions were attended by 3,306 colleagues, providing them insights into how to navigate their careers at Verisk.

Each quarter, employees and managers participate in quarterly check-ins and are prompted to review and discuss goals, progress, and ways to grow and develop. We supported managers by offering targeted training around having productive career conversations. In 2024, we saw 854 people leaders attend our Career Conversations education sessions. Also, during each of our quarterly check-ins, we asked employees to answer a question to track progress against a leadership goal assigned to all people managers.  By tracking employee answers, we know over 76% of employees discussed goals by the end of Q1, over 93% of employees reported receiving feedback in Q2, and 75% reported having career conversations with their managers in Q3. This is a strong measure of employee perceptions of managers due to the high level of participation in quarterly reviews (90%+ of employees participate in quarterly reviews).

Our leadership development programs are targeted at rising professionals, first-time managers, and new for 2024, experienced leaders. Our new Experienced Leader Program ran a pilot with 35 global leaders and had a successful fall 2024 cohort with 87 global leaders participating. In 2024, we saw a large increase in participation for our rising professionals leadership program, Accelerate Your Leadership, which saw 455 colleagues enroll for the program this year.  This represented a 185% increase in participation comparative to 2023. The 2024 Leadership Meeting brought together 114 senior leaders across Verisk’s businesses. The event fostered understanding of business strategy, visibility, and alignment on 2024 key priorities, and created momentum and engagement for the future. In 2024, our high-potential development program gave 52 “rising stars” access to Verisk’s senior leaders and Board of Directors, opportunities to network across business lines, and access to an executive coaching experience.

In addition, and more broadly, our mentoring program provided one-on-one learning and growth opportunities to a record 464 participants, more than double the number in 2023. 2,400 attendees also joined one of our monthly “Learning Breaks” on topics that included leadership, motivation, feedback, creativity, and learning. This represented a total attendance per month increase of 25% over 2023.

We offer competitive salaries, short and long-term incentives, and the opportunity for advancement. In addition, our Benefits program includes paid time off (“PTO”), flextime and telecommuting options, and a 401(k) program with a 100% company cash match (up to 6%). We also offer health insurance plans, no-cost life insurance equivalent to annual salary (with the option to purchase more), a discounted stock purchase program, a variety of physical, mental, and financial well-being offerings and resources. Terms vary by business unit and country.

In 2024, over 1,000 Verisk employees across 23 locations and 7 countries registered volunteer hours during Verisk Volunteer Week. Efforts included a Rise Against Hunger event with over 85,000 meals packed, donation drives, and local community cleanup activities.

The health and safety of our people working around the globe is a top priority, and our facilities worldwide follow rigorous, internally and externally audited, occupational health and safety policies. We also recognize that protecting the health, safety and wellbeing of our employees is crucial.

The majority of our people worked remotely in 2021 but moved to a hybrid work policy in 2022 and 2023 with at least 2 days in the office. Senior leaders moved to 3 days in the office in 2023. We saw increased collaboration and engagement as a result of these moves.

Our employee engagement score for 2024 is 78%, remaining steady since 2023. Verisk continues to be recognized for our outstanding workplace culture by Great Place to Work® in the U.S., receiving certification for the ninth consecutive year. In 2024, Verisk was certified for the fifth time in the United Kingdom, Spain, and India and was certified for the third time in Poland. Employees feel Verisk meets the benchmark for innovation, inclusivity, company values, and leaders’ effectiveness.

We are also earning recognition from several Best Workplaces™ lists including Fortune’s Best Workplaces in New York™, UK's Best Workplaces™, UK’s Best Workplaces for Wellbeing™, UK’s Best Workplaces for Development™, UK’s Best Workplaces in Tech™, Spain’s Best Workplaces™, Best Workplaces in Málaga™, Poland’s Best Workplaces™, and India’s Great Mid-size Workplaces™. The Great Place to Work Institute is a global authority on high-trust, high-performance workplaces. To achieve certification, Verisk employees are surveyed on the extent to which they reported a consistently great workplace experience. To create an outstanding employee experience, leaders understand and act on their results and insights, and continuously communicate with employees through town halls and local engagement events.

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

We depend upon data from external sources, including data received from customers and various government and public record services, for information used in our data repositories. In general, we do not own the information in these data repositories, and the participating organizations could discontinue or materially limit contributing information to the data repositories. Our data sources could withdraw or increase the price for their data for a variety of reasons, and we could also become subject to legislative, judicial, or contractual restrictions on the use of such data, in particular if such data is not collected by the third parties in a way that allows us to legally use and/or process the data. We are also reliant on internal controls of third parties to ensure the accuracy of their data. If a third party suffers reputational damage from an underlying issue, we may discontinue using their services. If a substantial number of data sources, or certain key sources, were to withdraw, materially limit, be unable to provide their data, or if we were to lose access to data due to government regulation or policy, decline in reputation or if the collection of data became uneconomical, our ability to provide solutions to our customers could be impacted, which could materially adversely affect our business, reputation, financial condition, operating results, and cash flows.

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

Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2024, approximately 70% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, our invoices for certain of our solutions are linked in part to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry such as responses to natural disasters and climate-related events that are beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions.

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

Our financial position may be impacted by tax audits or changes in tax laws or tax ruling

We are subject to tax in the U.S., various state, and foreign jurisdictions, and are routinely under audit by various tax authorities. Our existing corporate structure and tax positions have been implemented in a manner which we believe is compliant with current tax laws, however it is possible that tax authorities may disagree with the positions we have taken due to differing interpretations of prevailing tax rules. Tax audits with an adverse outcome could have a material impact on our effective tax rate, cash tax positions, and deferred tax assets and liabilities.

Existing tax laws in the jurisdictions in which we operate are subject to change given current political and economic conditions. Changes in existing tax laws or rulings, or changes in interpretations of existing laws, could have a significant impact on our effective tax rate, cash tax positions, and deferred tax assets and liabilities. Furthermore, the Organization for Economic Co-operation and Development ("OECD") has issued Pillar Two model rules for a global minimum tax of 15% that has been agreed upon in principle by over 140 countries. We have assessed the effect of Pillar Two and do not expect it to materially increase our tax expense, the ultimate impact will depend on the implementation of specific rules in each jurisdiction.

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

Because personal, public and non-public information is stored in some of our data repositories, we are vulnerable to government regulation and policy, as well as adverse publicity concerning the use of our data. We provide many types of data and services that already are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Driver’s Privacy Protection Act, the European Union’s General Data Protection Regulation, the Dodd Frank Wall Street Reform and Consumer Protection Act and to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe that the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Similar initiatives are under way in other countries in which we do business or from which we source data. We have implemented various measures to comply with the data privacy and protection principles of the European Union’s General Data Protection Regulation, however, there can be no assurances that such methods will be deemed fully compliant. If we are unable to comply with the data privacy and protection principles adopted pursuant to the General Data Protection Regulation, it will impede our ability to conduct business between the U.S. and the E.U. which could have a material adverse effect on our business, financial position, results of operations or cash flows.

The following legal and regulatory developments also could have a material adverse effect on our business, financial position, results of operations or cash flows:

•	amendment, enactment, interpretation of laws and regulations or implementation of policy which restrict the access and use of personal information and reduce the supply of data available to customers;

•	changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;

•	failure of our solutions or business processes or policies to meet or comply with current and future laws and regulations and their interpretations;

•	failure of our solutions or business processes or policies to adapt to changes in the regulatory environment in an efficient, cost-effective manner; and

•	potential inquiries or investigations from government officials or others related to our policies and practices governing social issues.

We are subject to antitrust, consumer protection, intellectual property, data privacy, and other litigation, as well as governmental investigations, and may in the future become further subject to such litigation and investigations; an adverse outcome in such litigation or investigations could have a material adverse effect on our financial condition, revenues and profitability.

We participate in businesses (particularly insurance-related businesses and services) that are subject to substantial litigation, including antitrust, consumer protection, intellectual property litigation, and data privacy. In addition, our insurance specialists are in the business of providing advice on standard contract terms, which if challenged could expose us to substantial reputational harm and possible liability. We are subject to the provisions of a 1995 settlement agreement in an antitrust lawsuit brought by various state Attorneys General and private plaintiffs, which imposes certain constraints with respect to insurer involvement in our governance and business.

Our failure to successfully defend or settle any litigation or resolve any governmental investigation, inquiry or examination could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenues and profitability. Given the nature of our business, we may be subject to litigation or investigation, inquiry or examination in the future. Even if the direct financial impact of such litigation or investigations is not material, settlements or judgments arising out of such litigation or investigations could include further restrictions on our ability to conduct business, including potentially the elimination of entire lines of business, which could increase our cost of doing business and limit our prospects for future growth.

We could face claims for intellectual property infringement, which if successful could restrict us from using and providing our technologies and solutions to our customers.

There has been substantial litigation and other proceedings, particularly in the U.S., regarding patent and other intellectual property rights in the information technology industry. There is a risk that we are infringing, or may in the future infringe, the intellectual property rights of third parties. We have, from time-to-time, been subject to litigation alleging intellectual property infringement. We monitor third-party patents and patent applications that may be relevant to our technologies and solutions and we carry out freedom to operate an analysis where we deem appropriate. However, such monitoring and analysis has not been, and is unlikely in the future to be, comprehensive, and it may not be possible to detect all potentially relevant patents and patent applications. Since the patent application process can take several years to complete, there may be currently pending applications, unknown to us, that may later result in issued patents that cover our products and technologies. As a result, we may infringe existing and future third-party patents of which we are not aware. As we expand our operations there is a higher risk that such activity could infringe the intellectual property rights of third parties.

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

We and others with which we do business must comply with laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations as well as policy implementation affect how we do business with our customers and impose certain risks and costs on our business. A violation of these laws and regulations by us, our employees, or others working on our behalf, such as a supplier or a joint venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to perform services and civil or criminal investigations or proceedings. In addition, costs to comply with new government regulations can increase our costs, reduce our margins, and adversely affect our competitiveness.

Government contract laws and regulations can impose terms, obligations or penalties that are different than those typically found in commercial transactions. One of the significant differences is that the U.S. government may terminate any of our government contracts, not only for default based on our performance, but also at its convenience. Generally, prime contractors have a similar right under subcontracts related to government contracts. If a contract is terminated for convenience, we typically would be entitled to receive payments for our allowable costs incurred and the proportionate share of fees or earnings for the work performed. However, to the extent insufficient funds have been appropriated by the U.S. government to a particular program to cover our costs upon a termination for convenience, the U.S. government may assert that it is not required to appropriate additional funding. If a contract is terminated for default, the U.S. government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties, in some cases in excess of the contract value, exposing us to liability and adversely affecting our ability to compete for future contracts and orders. In addition, the U.S. government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor. Similarly, the U.S. government could indirectly terminate a program or contract by not appropriating funding. The decision to terminate programs or contracts for convenience or default could adversely affect our business and future financial performance. Similarly, a government funding pause, suspension, or shut down could adversely affect our business and future financial performance.

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

In order to continue support of our growth, we have made and are continuing to make significant technological upgrades to our information systems. We are in various stages of implementing a company-wide, single ERP software system and related processes to perform various functions and improve on the efficiency of our global business. This is a lengthy and expensive process that will result in a diversion of resources from other operations. Continued execution of the project plan, or a divergence from it, may result in cost overruns, project delays or business interruptions. In addition, divergence from our project plan could impact the timing and/or extent of benefits we expect to achieve from the system and process efficiencies.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive. As of December 31, 2024, our ten largest shareholders owned 40.3% of our common stock, including 2.1% of our common stock owned by our Employee Stock Ownership Plan or ESOP. Such stockholders are able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.

Pursuant to our equity incentive plans, options to purchase approximately 2,007,306 shares of common stock were outstanding as of February 21, 2025. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.

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

In addition, Section 203 of the Delaware General Corporation Law may inhibit potential acquisition bids for us. As a public company, we are subject to Section 203, which regulates corporate acquisitions and limits the ability of a holder of 15% or more of our stock from acquiring the rest of our stock. Under Delaware law, a corporation may opt out of the anti-takeover provisions.

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

Cyber risk governance is founded on direction and priorities established by our leadership, supported and overseen by the Board of Directors ("Board"), and deployed through our Framework. The Framework leverages proven standards such as those embedded in the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF"), which are generally accepted by cybersecurity leaders across industries.

The Board oversees our management of cybersecurity, including oversight of appropriate risk mitigation strategies. The Board receives regular reports from executives about our cybersecurity risks, management review processes, overall health and readiness to respond to an incident. The Risk Committee of the Board was established in February 2024 to oversee risk assessment and risk management of the Company in coordination with other relevant Board Committees as appropriate, including but not limited to the policies, procedures and strategic approach to cyber, technology and information security risks. The Risk Committee of the Board also reports material cybersecurity risks to our full Board.

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

The Enterprise Risk Management ("ERM") division of the Company oversees and advises on implementation of the Framework throughout our business units. In doing so, the ERM division aggregates and assesses risk across the enterprise. Within the ERM division is the Chief Information Security Officer ("CISO"), who leads our Cybersecurity and Information Risk Management functions. The CISO’s functions partner with the business units to help ensure that cybersecurity risk management strategies are implemented and dedicated liaisons from the business units report to the CISO with meaningful cybersecurity risks, threats, incidents and vulnerabilities in accordance with the CISO’s reporting framework. The ERM division hosts training and awareness sessions, sponsors working groups across the enterprise on critical security topics and provides centralized cybersecurity incident response. Also within the ERM division is our third-party risk program, which implements processes to identify cybersecurity risk associated with our third-party providers. Management, including the CISO and our cybersecurity team, regularly update the Risk committee on our cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports quarterly that cover, among other topics, third-party assessments of the company's cybersecurity programs, developments in cybersecurity and updates to the Company's cybersecurity programs and mitigation strategies.

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

Item 2.	Properties

Our headquarters are in Jersey City, New Jersey. As of December 31, 2024, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	276,443	December 31, 2033
Lehi, Utah	124,986	April 30, 2031
Boston, Massachusetts	115,271	November 30, 2030
Hyderabad, India	92,442	September 30, 2028
London, United Kingdom	50,677	November 29, 2030
Krakow, Poland	31,210	June 30, 2028

We also lease offices in 12 states in the U.S., and 34 offices outside the U.S. to support our international operations in Australia, Canada, China, Costa Rica, France, Germany, India, Ireland, Italy, Japan, Nepal, Poland, Republic of Korea, Singapore, Spain, Sweden, and UK.

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

Market Information

Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. As of February 21, 2025, there were approximately 78 stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of common stock is held in “street name” by brokers.

On February 14, 2024, April 24, 2024, July 24, 2024, and October 23, 2024, our Board approved a cash dividend of $0.39 per share of common stock issued and outstanding to the holders of record as of March 15, 2024, June 15, 2024, September 15, 2024 and December 13, 2024, respectively. Cash dividends of $221.3 million and $196.8 million were paid during the years ended December 31, 2024 and 2023, respectively, and recorded as a reduction to retained earnings. We have a publicly announced share repurchase plan and repurchased a total of 90,198,709 shares since our IPO through December 31, 2024. As of December 31, 2024, we had 403,588,401 shares of treasury stock.

Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested in our common stock, with the cumulative total return on $100 invested in the S&P 500 index, an aggregate index of our proxy peers used in our Notice of Annual Meeting of Stockholders and Proxy Statement filed with the Securities and Exchange Commission on April 7, 2023 and an aggregate index of our proxy peer used in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2024 (the "Proxy Statement"). In the transition year, the table and the graph below include both the prior and the new indices of peer companies. The new peer issuers used for this graph are Thomson Reuters Corporation, Nasdaq Inc., CoStar Group Inc., Equifax Inc., Fair Isaac Corp., Gartner, Inc., Global Payments, Inc., Clarivate PLC, Intercontinental Exchange, Inc., Jack Henry & Associates Inc., Moody’s Corporation, MSCI Inc., S&P Global, and TransUnion. The old peer issuers used for this graph are Black Knight, Inc., CoStar Group Inc., Equifax Inc., Fair Isaac Corp., Gartner, Inc., Global Payments, Inc., Clarivate PLC, Nasdaq Inc., Intercontinental Exchange, Inc., Jack Henry & Associates Inc., Moody’s Corporation, MSCI Inc., S&P Global, and TransUnion.

COMPARISON OF CUMULATIVE TOTAL RETURN

Assumes $100 Invested on December 31, 2019

Assumes Dividend Reinvested

Fiscal Year Ended December 31, 2024

Recent Sales of Unregistered Securities

We had no unregistered sales of equity securities during 2024.

Issuer Purchases of Equity Securities

Under the share repurchase program ("Repurchase Program"), we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. As of December 31, 2024, we had $591.5 million available to repurchase shares. Our share repurchases for the quarter ended December 31, 2024 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
October 1, 2024 through October 31, 2024	212,635	(1)	$263.92	(1)	212,635	$891.5
November 1, 2024 through November 30, 2024	885,663	(2)	$287.92	(2)	885,663	$591.5
December 1, 2024 through December 31, 2024	—		$—		—	$591.5
	1,098,298				1,098,298

_______________

(1) In August 2024, we entered into an additional Accelerated Share Repurchase ("ASR") agreement (the "August 2024 ASR Agreement") to repurchase shares of our common stock for an aggregate purchase price of $400.0 million with Goldman Sachs & Co. LLC. The August 2024 ASR Agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon payment of the aggregate purchase price on August 7, 2024, we received an initial delivery of 1,302,981 shares of our common stock at an initial price of $260.94 per share, representing an initial delivery of approximately 85 percent of the aggregate purchase price. Upon the final settlement of the August 2024 ASR Agreement in October 2024, we received 212,635 additional shares, as determined based on the volume weighted average share price of our common stock, less a discount, of $263.92 during the term of the August 2024 ASR Agreement.

(2) In November 2024, we entered into an additional ASR agreement (the "November 2024 ASR Agreement") to repurchase shares of our common stock for an aggregate purchase price of $300.0 million with Citibank, N.A. The November 2024 ASR Agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price on November 12, 2024, we received an initial delivery of 885,663 shares of our common stock at an initial price of $287.92 per share, representing an initial delivery of approximately 85 percent of the aggregate purchase price. Upon the final settlement of the November 2024 ASR Agreement in January 2025, we received 189,909 additional shares as determined by the daily volume weighted average share price of our common stock, less a discount, of $278.92 during the term of the November 2024 ASR Agreement.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” New risks and uncertainties come up from time to time, and it is impossible to predict these events or how they may affect us. We have no obligation to update any forward-looking statements after the date hereof, except as required by applicable federal securities law. This discussion includes a comparison of our results of operations, liquidity and capital resources, financing and financing capacity and cash flow for the years ended December 31, 2024, 2023, and 2022.

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

EBITDA. We use year-over-year EBITDA growth as a key performance metric. EBITDA and EBITDA margin are non-GAAP financial measures. EBITDA is defined as net income before interest expense, provision for income taxes, and depreciation and amortization of fixed and intangible assets. We calculate EBITDA margin as EBITDA divided by revenues. The respective nearest applicable GAAP financial measures are net income and net income margin. Although EBITDA is a non-GAAP financial measure, EBITDA is frequently used by securities analysts, lenders, and others in their evaluation of companies; EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our operating income, net income, or cash flow from operating activities reported under GAAP. Management uses EBITDA and EBITDA margin in conjunction with traditional GAAP operating performance measures as part of its overall assessment company performance. We believe these measures are useful and meaningful because they help us allocate resources, make business decisions, allow for greater transparency regarding our operating performance, and facilitate period-to-period comparisons. Some of these limitations involved in the use of EBITDA are:

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

Revenues

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one to five years and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. Approximately 81% and 80% of the revenues in our Insurance segment for the years ended December 31, 2024 and 2023, respectively, were derived from hosted subscriptions through agreements for our solutions, respectively.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the years ended December 31, 2024 and 2023, approximately 19% and 20% of our consolidated revenues, respectively, were derived from providing transactional and advisory/consulting solutions, respectively.

Principal Operating Costs and Expenses

Personnel expenses are a major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 56% and 57% of our total operating expenses (excluding gains/losses related to dispositions) for each of the years ended December 31, 2024 and 2023, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Trends Affecting Our Business

A significant change in the profitability of P&C insurers could affect the demand for our solutions. The keys to profitability for insurers include premium growth, increasing investment income, and disciplined and accurate underwriting of risks. The growth of direct written premiums for P&C insurers has exhibited cyclical patterns, with total industry premium growth declining from a peak of 14.8% in 2002 to a trough of (3.1)% in 2009 and subsequently recovering to 5.1% in 2019. In 2020, industry premium growth declined to 2.3% due to the impact of the pandemic. Direct premium growth accelerated to 9.5% in 2021, 9.7% in 2022, and further increased to 10.4% in 2023, indicating a continued recovery from the pandemic. Based on the most recent results available, written premiums continued to grow in 2024 at a comparable level.

With inflation remaining above pre-pandemic levels throughout 2024 and the CPI consistently exceeding the 2% target, reaching 2.9% in December, the Federal Reserve took timely action to adjust its monetary policy and reduce interest rates.  The federal funds rate was reduced from a target range of 5.25-5.5% early in 2024 to a target range of 4.25-4.5% range by the end of December. Reductions in interest rates can lead to increased consumer spending and investment, resulting in higher demand for insurance products as individuals and businesses seek to protect their assets. In such cases, comprehensive data analysis and risk assessment support can help insurers significantly improve their operations. It enables more accurate calculations and provides a broad, systemic view of the market.

Despite some progress made towards actuarially sound pricing, carriers are still working to improve loss ratios and profitability in the face of heightened inflation. Until premium pricing adjustments are fully implemented, and profitability improves, some carriers are not yet spending as much as they have in the past to drive new policy volume, which could have a short-term impact on demand and volume for our Marketing Solutions offerings and auto underwriting solutions.

Insurers’ annualized yield on investments (not attributable to cash transfers from outside the P&C industry) was 2.5% as of the first nine months of 2024, down from the 3.2% yield at year-end 2023 despite still moderately high interest rates (compared to the pre-pandemic period) in 2024. These recent investment results are lower than the historical 15-year average of 3.3%, showing that yields on investments, a major component of insurers’ balance sheets, have yet to follow the trend in interest rates.

The trend of high catastrophe losses for insurers that began in 2020 continued through 2024. Insurance losses in these five latest years were more than 1.75 times the losses in the prior five years (2015-2019). Both 2023 and 2024 reflected a record high for the number of catastrophes recorded in a single year. But while those 2023 catastrophes translated into the lowest financial losses in any year since the pandemic, 2024, however, brought much greater catastrophic impacts that resulted in significant losses. The 2024 Atlantic hurricane season was the second most expensive on record, surpassed only by the 2017 season. Although Hurricane Helene was the deadliest, causing massive flooding in North Carolina and significant property damage and loss of life, most of the damage was caused by Hurricane Milton, one of the strongest tropical cyclones to hit the Gulf of Mexico. In addition, Hurricane Beryl, the earliest Category 5 hurricane on record, caused widespread devastation as it crossed the Caribbean and Gulf of Mexico. And 2025 is off to an active start with the latest breakout of wildfires in California with insured industry losses to property that our Extreme Event Solutions group has estimated could be as much as $35.0 billion.

These trends in catastrophe and non-catastrophe losses (such as from weather, climate, casualty, terrorism, pandemics, and tsunamis) can influence our customers’ profitability, and therefore their appetite for buying analytics to help them manage their risks. Any increase or decrease in frequency or severity of these events over time could lead to an increased or decreased demand for our catastrophe modeling, catastrophe loss information, and repair cost solutions. Likewise, any structural changes in the reinsurance and related brokerage industry from alternative capital or newer technologies could affect demand for our products. A portion of our revenue is also related to the number of claims processed due to losses, which can be impacted by seasonal storm or wildfire activity. The need by our customers to fight insurance fraud - both in claims and at policy inception - could also lead to increased demand for our underwriting and claims solutions.

Description of Acquisitions

We acquired 8 businesses since January 1, 2022. These acquisitions affect the comparability of our consolidated results of operations between periods. See a description of our 2024 acquisition below and Note 10. Acquisitions to our consolidated financial statements included in this annual report on Form 10-K for further discussions.

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

Description of Dispositions

In December 2024, we sold Atmospheric and Environmental Research ("AER") for $7.1 million. The sale resulted in a loss of $12.1 million that was included within "Other operating (loss) income" in the accompanying consolidated statements of operations for the year ended December 31, 2024.

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

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Consolidated Results of Continuing Operations

Revenues

Revenues were $2,881.7 million for the year ended December 31, 2024 compared to $2,681.4 million for the year ended December 31, 2023, an increase of $200.3 million or 7.5%. Our underwriting revenue increased $131.6 million or 7.0%. Our claims revenue increased $68.7 million or 8.7%.

Our revenue by category for the periods presented is set forth below:

	2024	2023	Percentage change	Percentage change excluding recent acquisitions and disposition

	(in millions)
Underwriting	$2,024.3	$1,892.7	7.0%	7.0%
Claims	857.4	788.7	8.7%	7.8%
Total Insurance	$2,881.7	$2,681.4	7.5%	7.2%

Our recent acquisitions (Morning Data within the underwriting category of our Insurance segment; Rocket, Mavera and Krug within the claims category of the Insurance segment) and dispositions (AER) within the underwriting category of our Insurance segment) contributed net revenues of $7.4 million, while the remaining Insurance revenues increased $192.9 million or 7.2%. Our underwriting revenue increased $131.9 million or 7.0%, primarily due to an annual increase in prices derived from continued enhancements to the models and content of the solutions within our forms, rules and loss cost services, as well as selling expanded solutions to new and existing customers within extreme event solutions, underwriting data and analytic solutions, and specialty business solutions. Our claims revenue increased $61.0 million or 7.8%, primarily due to growth in anti-fraud solutions and property estimating solutions.

Cost of Revenues

Cost of revenues was $901.1 million for the year ended December 31, 2024 compared to $876.5 million for the year ended December 31, 2023, an increase of $24.6 million or 2.8%. Our recent acquisitions and dispositions accounted for an increase of $6.1 million in cost of revenues, which was primarily related to salaries and employee benefits. The remaining cost of revenues increase of $18.5 million or 2.1% was primarily due to increases in salaries and employee benefits of $8.3 million, information technology expense of $6.9 million, data costs of $6.3 million, bad debt expense of $5.6 million, and fees and membership costs of $0.7 million, partially offset by a decrease in rent expense of $3.3 million, a decrease of $2.2 million on the disposal of fixed assets, $1.5 million gain primarily related to our Jersey City lease modification, decreases in office expense of $0.8 million, insurance expense of $0.7 million, professional consulting fees of $0.5 million, and other operating costs of $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $408.7 million for the year ended December 31, 2024 compared to $391.8 million for the year ended December 31, 2023, an increase of $16.9 million or 4.3%. Our recent acquisitions and dispositions accounted for an increase of $22.7 million in SGA. This increase was primarily due to an acquisition-related earn-out credit of $20.0 million in the prior year that did not recur in the current period. The offsetting decrease of $5.8 million or 1.4% was primarily due to a prior year litigation reserve expense of $38.2 million related to our former Financial Services segment, decreases in fees and membership costs of $3.2 million, bad debt expense of $1.1 million, and other operating costs of $1.2 million, partially offset by an increase in professional consulting fees of $15.8 million, salaries and employee benefits of $12.3 million, a $6.5 million loss on the disposal of assets primarily due to a write-off of leasehold improvements related to our lease modification, increases in insurance expense of $2.0 million, and information technology expense of $1.3 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $233.6 million for the year ended December 31, 2024 compared to $206.8 million for the year ended December 31, 2023, an increase of $26.8 million or 13.0%. The increase was primarily due to the timing of certain large internally developed software projects that were completed and placed into service in the prior year, partially offset by a decrease due to our recent disposition of $0.3 million.

Amortization of Intangible Assets

Amortization of intangible assets was $72.3 million for the year ended December 31, 2024 compared to $74.6 million for the year ended December 31, 2023, a decrease of $2.3 million or 3.1%. The decrease was primarily due to intangible assets that were fully amortized, partially offset by an increase due to our recent acquisition of $0.3 million.

  Other operating loss (income)

Other operating loss (income) was $12.1 million for the year ended December 31, 2024 compared to $0.0 million for the year ended December 31, 2023. The loss in the current year was driven by the sale of AER. Please refer to Note 11. Dispositions and Discontinued Operations for more information

Net gain on Early Extinguishment of Debt

Net gain on early extinguishment of debt was $3.6 million for the year ended December 31, 2024 due to a cash tender offer of $400.0 million aggregate principal of our 2025 Senior Notes that was completed on June 7, 2024.

Investment Income (Loss) and Others, Net

Investment income (loss) and others, net was a gain of $95.7 million for the year ended December 31, 2024 compared to a gain of $11.0 million for the year ended December 31, 2023. The increase was primarily driven by net gains associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, partially offset by the impact of foreign currencies.

Interest Expense, net

Interest expense, net was $124.6 million for the year ended December 31, 2024 compared to $115.5 million for the year ended December 31, 2023, an increase of $9.1 million or 7.9%. The increase in interest expense was primarily related to the issuance of our 2034 Senior Notes, offset by the cash tender that was completed on June 7, 2024.

Provision for Income Taxes

The provision for income taxes was $277.9 million for the year ended December 31, 2024 compared to $258.8 million for the year ended December 31, 2023. The effective tax rate was 22.6% for the year ended December 31, 2024 compared to 25.2% for the year ended December 31, 2023. The decrease in the effective tax rate in 2024 compared to 2023 was primarily due to tax charges incurred in structuring the sale of our Energy business in the prior year, as well as additional tax benefits recorded for capital losses that we were able to recognize due to capital gains arising from the settlement of our investments in non-public companies in the current year.

Net Income Margin

The net income margin for our consolidated results was 33.2% for the year ended December 31, 2024 compared to 22.9% for the year ended December 31, 2023. The increase in net income margin was primarily driven by net gains associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, the early extinguishment of debt, discussed above, and a prior year litigation reserve expense related to our former Financial Services segment, partially offset by the loss recognized on the sale of AER. The net income margin for December 31, 2023 included a loss from discontinued operations of $154.0 million, which negatively impacted our net income margin by 5.7%.

EBITDA Margin [1]

EBITDA was $1,659.1 million for the year ended December 31, 2024 compared to $1,424.1 million for the year ended December 31, 2023. The EBITDA margin for our consolidated results was 57.6% for the year ended December 31, 2024 compared to 53.1% for the year ended December 31, 2023. The increase was primarily driven by strong revenue growth and cost discipline, a prior year litigation reserve expense related to our former Financial Services segment, and net gains associated with the prior sales of our healthcare business in 2016 and our specialized markets business in 2022.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is in the table below:

	Year Ended December 31,
	2024	2023
Net Income	$957.5	$614.4
Less: Gain (loss) from discontinued operations, net of tax benefit (expense) of $6.8 and $(12.6), respectively	6.8	(154.0)
Income from continuing operations	950.7	768.4
Depreciation and amortization of fixed assets	233.6	206.8
Amortization of intangible assets	72.3	74.6
Interest expense	124.6	115.5
Provision for income taxes	277.9	258.8
EBITDA	1,659.1	1,424.1
Revenue	$2,881.7	$2,681.4
EBITDA Margin	57.6%	53.1%

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

As a result of these sale transactions, we have excluded the Energy and Specialized Markets and Financial Services segments from our management's discussion and analysis of the results of operations.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated Results of Continuing Operations

Revenues

Revenues were $2,681.4 million for the year ended December 31, 2023 compared to $2,497.0 million for the year ended December 31, 2022, an increase of $184.4 million or 7.4%. The growth in our revenues was partially offset by the sale of 3E and our Financial Services segment, both of which did not qualify as discontinued operations and as a result, their prior year revenues of $60.0 million were included in our results. Our recent acquisitions (Morning Data within the underwriting category of our Insurance segment; and Mavera and Krug within the claims category of the Insurance segment) increased net revenues by $32.4 million. The remaining growth in revenues of $212.0 million or 8.7% is related to increased revenues within our Insurance segment. Refer to the Results of Operations by Segment within this section for more information regarding our revenues. Our Specialized Market business was sold in March 2022; and our Energy business, which qualified for discontinued operations in the fourth quarter of 2022, was subsequently sold in February 2023. Our Financial Services segment was sold in April 2022. Our Energy and Specialized Markets and Financial Services segments did not have revenues from continuing operations in 2023.

	2023	2022	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Insurance	$2,681.4	$2,437.0	10.0%	8.7%
Specialized Markets	—	22.4	(100.0)%	—%
Financial Services	—	37.6	(100.0)%	—%
Total revenues	$2,681.4	$2,497.0	7.4%	8.7%

Cost of Revenue

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $391.8 million for the year ended December 31, 2023 compared to $381.5 million for the year ended December 31, 2022, an increase of $10.3 million or 2.7%. Our recent acquisitions, primarily related to salaries and benefits of $24.5 million, contributed to the increase, offset by our recent dispositions and acquisition-related earn-out costs, which accounted for decreases of $34.1 million and $16.5 million, respectively. The remaining SGA increase of $36.4 million or 10.0% was primarily due to a litigation reserve expense of $38.2 million associated with an indemnification of an ongoing inquiry related to our former Financial Services segment, increases in travel expenses of $3.9 million, professional consulting fees (mostly related to ERP costs) of $3.4 million, information technology expenses of $0.6 million, and other operating costs of $0.9 million, partially offset by a decrease in salaries and employee benefits of $10.6 million.

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

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is in the table below:

	Year Ended December 31,
	2023	2022
Net Income	$614.4	$954.3
Less: (Loss) from discontinued operations, net of tax (expense) benefit of $(12.6) and $131.5, respectively	(154.0)	(87.8)
Income from continuing operations	768.4	1,042.1
Depreciation and amortization of fixed assets	206.8	164.2
Amortization of intangible assets	74.6	74.4
Interest expense	115.5	138.8
Provision for income taxes	258.8	220.3
EBITDA	1,424.1	1,639.8
Revenue	$2,681.4	$2,497.0
EBITDA Margin	53.1%	65.7%

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

As a result of these sale transactions, we have excluded the Energy and Specialized Markets and Financial Services segments from our management's discussion and analysis of the results of operations.

Quarterly Results of Operations

The following table set forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2024. In management's opinion, the quarterly data has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. Our Energy business is classified as discontinued operations.

	March 31,	June 30,	September 30,	December 31,
	2024
	(in millions, except for per share data)
Statement of operations data:
Revenues	$704.0	$716.8	$725.3	$735.6
Cost of revenue	227.8	219.4	223.4	230.5
Operating income	307.4	318.7	311.5	316.3
Income from continuing operations	219.4	307.8	220.0	203.5
Net income attributable to Verisk	219.6	308.1	220.1	210.4
Basic earnings per share:
Income from continuing operations	$1.53	$2.16	$1.55	$1.45
Net income attributable to Verisk	$1.53	$2.16	$1.55	$1.50
Diluted earnings per share:
Income from continuing operations	$1.52	$2.15	$1.54	$1.44
Net income attributable to Verisk	$1.52	$2.15	$1.54	$1.49

	March 31,	June 30,	September 30,	December 31,
	2023
	(in millions, except for per share data)
Statement of operations data:
Revenues	$651.6	$675.0	$677.6	$677.2
Cost of revenue	216.2	216.9	217.2	226.2
Operating income	294.1	306.0	281.1	250.5
Income from continuing operations	194.4	204.3	187.4	182.3
Net income attributable to Verisk	56.3	196.9	187.4	174.0
Basic earnings per share:
Income from continuing operations	$1.28	$1.41	$1.29	$1.26
Net income attributable to Verisk	$0.37	$1.36	$1.29	$1.20
Diluted earnings per share:
Income from continuing operations	$1.27	$1.41	$1.29	$1.25
Net income attributable to Verisk	$0.37	$1.35	$1.29	$1.20

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had cash and cash equivalents and available-for-sale securities totaling $292.5 million and $303.9 million, respectively. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of December 31, 2024 and December 31, 2023, a vast majority of our domestic cash and cash equivalents is with TD Bank, N.A., and JPMorgan Chase N.A. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

We have historically managed the business with a working capital deficit due to the fact that, as described above, we offer our solutions and services primarily through annual subscriptions or long-term contracts, which are generally prepaid quarterly or annually in advance of the services being rendered. When cash is received for prepayment of invoices, we record an asset (cash and cash equivalents) on our balance sheet with the offset recorded as a liability (deferred revenues). This current liability is deferred revenue that does not require a direct cash outflow since our customers have prepaid and are obligated to purchase the services. In most businesses, growth in revenue typically leads to an increase in the accounts receivable balance causing a use of cash as a company grows. Unlike these businesses, our cash position is favorably affected by revenue growth, which results in a source of cash due to our customers prepaying for most of our services.

Our capital expenditures for the years ended December 31, 2024, 2023, and 2022 were $223.9 million, $230.0 million, and $274.7 million, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal-use software and are capitalized in accordance with ASC 350-40, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.

We have historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2024, 2023, and 2022, we repurchased $1,005.0 million, $2,762.3 million, and $1,662.5 million, respectively, of our common stock. For the years ended December 31, 2024, 2023, and 2022, we also paid dividends of $221.3 million, $196.8 million, and $195.2 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease obligations, unamortized discounts and premium, and debt issuance costs, of $3,050.0 million and $2,850.0 million at December 31, 2024 and 2023, respectively. The debt at December 31, 2024 primarily consists of senior notes issued in 2024, 2023, 2020, 2019, and 2015. Interest on the senior notes is payable semi-annually each year. The unamortized discount and debt issuance costs were recorded as "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-K over the life of the respective senior note. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions, and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding notes, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. See Note 15. Debt for additional information on our financing activities.

We have a $1,000 million Syndicated Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company with a maturity date of April 5, 2028. Borrowing under the facility is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending on the public debt rating. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.75 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.0 (no more than once) and to 4.25 to 1.0 (no more than once) in connection with the closing of a permitted acquisition. The Syndicated Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program. As of December 31, 2024, we were in compliance with all financial and other debt covenants under the Syndicated Credit Facility. As of December 31, 2024 and December 31, 2023, the available capacity under the Syndicated Revolving Credit Facility was $995.4 million, which takes into account outstanding letters of credit of $4.6 million.

Cash Flow

The following table summarizes our cash flow data for the years ended December 31:

	2024	2023	2022
	(in millions)
Net cash provided by operating activities	$1,144.0	$1,060.7	$1,059.0
Net cash (used in) provided by investing activities	$(124.8)	$2,746.5	$301.4
Net cash used in financing activities	$(1,028.5)	$(3,786.5)	$(1,330.2)

Operating Activities

Net cash provided by operating activities was $1,144.0 million for the year ended December 31, 2024 compared to $1,060.7 million for the year ended December 31, 2023, an increase of $83.3 million, or 7.9%. The increase in operating cash flow was due to an increase in operating profit, offset by an increase in interest payments.

Net cash provided by operating activities was $1,060.7 million for the year ended December 31, 2023 compared to $1,059.0 million for the year ended December 31, 2022, an increase of $1.7 million, or 0.2%. The increase in net cash provided by operating activities reflects an increase in the operating profit of our Insurance segment and lower tax payments in 2023, offset by the disposition of our Energy business in February 2023. Cash taxes paid in 2022 were higher primarily due to the gain on the sale of 3E.

Investing Activities

Net cash used in investing activities of $124.8 million for the year ended December 31, 2024 was primarily related to capital expenditures of $223.9 million and acquisitions, including a purchase of an additional controlling interest totaling $23.4 million, and investments in nonpublic companies of $1.0 million, partially offset by proceeds received upon settlement of our retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022 of $113.3 million, proceeds from sale of the AER Company of $6.4 million, and an escrow release associated with acquisitions of $3.8 million.

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

Financing Activities

Net cash used in financing activities of $1,028.5 million for the year ended December 31, 2024 was primarily driven by the funding of $1,050.0 million of accelerated share repurchase programs, the payment on the early extinguishment of debt of $396.4 million, dividends paid of $221.3 million, and a payment of excise tax of $25.2 million, partially offset by the proceeds from the issuance of long-term debt, $590.2 million from the proceeds of loan-term debt net of original issuance discount, and proceeds from stock options exercised of $124.8 million.

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

Net cash used in financing activities of $1,330.2 million for the year ended December 31, 2022 was primarily related to repurchases of common stock of $1,662.5 million, repayment of our $350.0 million 4.125% senior notes on September 12, 2022, and dividend payments of $195.2 million, partially offset by proceeds under our Bilateral Term Loan Credit Facility of $125.0 million, proceeds from our Bilateral Revolving Credit Facility of $275.0 million, proceeds, net of repayments of debt under our Syndicated Credit Facility of $380.0 million, and proceeds from stock options exercised of $132.5 million.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2024 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in millions)
Contractual obligations
Long-term debt, current portion of long-term debt, and interest	$4,633.1	$632.4	$244.8	$844.8	$2,911.1
Operating leases	213.2	32.8	61.6	57.3	61.5
Pension and postretirement plans (1)	11.0	1.3	2.5	2.9	4.3
Finance lease obligations	46.6	22.1	19.7	4.8	—
Total (2)	$4,903.9	$688.6	$328.6	$909.8	$2,976.9

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)	Unrecognized tax benefits of approximately $4.1 million have been recorded as liabilities in accordance with ASC 740, Income Taxes which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation. Related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $0.7 million.

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

Stock-Based Compensation

Stock-based compensation cost, including nonqualified stock options, restricted stock, performance share units tied to the achievement of certain market performance conditions, namely relative total shareholder return as compared to the S&P 500 index ("TSR-based PSU's"), and performance share units tied to the achievement of certain financial performance conditions, namely incremental return on invested capital ("ROIC-based PSUs"), is measured at the grant date, based on the fair value of the awards granted, and is recognized as expense over the requisite service period. The fair value of stock options is measured using a Black-Scholes option-pricing model, which requires the use of several estimates, including expected term, expected risk-free interest rate, expected volatility, and expected dividend yield. The stock options have an exercise price equal to the adjusted closing price of our common stock on the grant date with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of our common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. The fair value of TSR-based PSUs is determined on the grant date using the Monte Carlo Simulation model and their ultimate achievement is based on relative total shareholder return as compared to the companies that compromise the S&P 500 index. The fair value of ROIC-based PSUs is determined on the closing price of our common stock on the grant date and their ultimate achievement is tied to incremental return on invested capital based on net operating profit. Each of the TSR-based PSUs and ROIC-based PSUs has a three-year performance period, subject to the recipients continued service. Each PSU represents the right to receive one share of our common stock and the ultimate realization is based on our achievement of certain market and financial performance criteria and may range from 0% to 200% of the recipients target levels of 100% established on the grant date.

Option grants and restricted stock awards are generally expensed ratably over the four-year vesting period. PSUs are generally expensed ratably over the three-year vesting period. We follow the substantive vesting period approach which requires that stock-based compensation expense be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service.

We estimate expected forfeitures of equity awards at the date of grant and recognize compensation expense only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate.

Internally Developed Software

We capitalize certain development costs incurred in connection with internally developed software. These capitalized costs primarily pertain to software hosted by us and accessed by customers. Costs during the initial development stages are expensed as they occur. Once an application reaches the development stage, both internal and external costs are capitalized if they are direct and incremental, until the software is substantially complete and ready for its intended use. Capitalization stops upon completion of all significant testing. Additionally, we capitalize costs associated with specific software upgrades and enhancements when the expenditures result in additional features and functionality. Once in service, internally developed software assets are assessed for recoverability and impairment whenever events or circumstances suggest their carrying amount may not be recoverable. Any impairment, as identified, is calculated as the difference between the asset’s carrying amount and its estimated fair value, using acceptable valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as circumstances require.

Goodwill and Intangibles

As of December 31, 2024, we had goodwill of $1,726.6 million, which represents 40.5% of our total assets. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or “Step Zero” impairment test, to determine whether it is more likely than not that impairment has occurred. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying amount of our reporting units exceeds their fair value, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized. As of June 30, 2024, we completed our Step Zero impairment test at the reporting unit level and determined it was not more likely than not that the carrying values of our reporting units exceeded their fair values. We did not recognize any additional impairment charges related to our goodwill and indefinite-lived intangible assets. Subsequent to the test performed on June 30, 2024, we continued to monitor these reporting units for events that would trigger an interim impairment test; we did not identify any such events.

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

In determining the discount rate, we utilize quoted rates from long-term bond indices, and changes in long-term bond rates over the past year, cash flow models and other data sources we consider reasonable based upon the life expectancy and mortality rate of eligible employees. As part of our ev aluation, we calculate the approximate average yields on securities that were selected to match our separate projected cash flows for both the pension and postretirement plans. Our separate benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better at the measurement date. The outputs from the actuarial models are assessed against the prior year’s discount rate and quoted rates for long-term bond indices. For our pension plans at December 31, 2024 , we determined this rate to be 5.64% and 5.37% at December 31, 2024 and 2023 , respectively. Our postretirement rate was 5.17% and 4.75% at December 31, 2024 and 2023 , respectively.

The expected return on plan assets is determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast adjusted based on our target investment allocation, and the current economic environment. Our pension asset investment guidelines target an investment portfolio allocation of 60% debt securities and 40% equity securities. As of December 31, 2024, the pension plan assets were allocated 57.5% debt securities, 36.5% equity securities, 4.9% real estate and 1.1% other. The VEBA Plan target allocation is 100% debt securities. We have used our target investment allocation to derive the expected return as we believe this allocation will be retained on an ongoing basis that will be commensurate with the projected cash flows of the plan. The expected return for each investment category within our target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the qualified pension plan and postretirement plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit (credits) costs. We believe these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. We amortize, as a component of annual pension expense, total outstanding actuarial gains or losses over the estimated average expected remaining lifetime of plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For our pension and postretirement plans, the total actuarial losses as of December 31, 2024 that have not been recognized in annual expense are $122.6 million and $3.1 million, respectively, and we expect to recognize a net periodic pension and postretirement expenses of $4.2 million and $0.3 million, respectively, in 2025 related to the amortization of actuarial losses.

A one percent change in discount rate and future rate of return on plan assets would have the following effects:

	Pension				Postretirement
	1% Decrease		1% Increase		1% Decrease		1% Increase
	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation

Discount Rate	$(0.5)	$23.8	$0.4	$(20.7)	$-	$0.2	$-	$(0.2)
Expected Rate of Return on Assets	$4.1	$-	$(4.1)	$-	$0.1	$-	$(0.1)	$-

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

We estimate unrecognized tax positions of $0.9 million that may be recognized by December 31, 2025, due to expiration of statutes of limitations and resolution of audits with taxing authorities, net of additional uncertain tax positions.

As of December 31, 2024, we have gross federal, state, and foreign income tax net operating loss carryforwards of $53.0 million, which will expire at various dates from 2025 through 2044. Such net operating loss carryforwards expire as follows:

Years Ending	(in millions)
2025 - 2032	$16.1
2033 - 2037	4.6
2038 - 2044	32.3
Total	$53.0

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2(s) to the audited consolidated financial statements included in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. As of December 31, 2024, we had no borrowings outstanding under our Credit Facility. Interest on borrowings under the Credit Facility is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon our public debt rating. A commitment fee on any unused commitment is payable periodically and may range from 8.0 to 17.5 basis points based upon our public debt rating. A change in interest rates on variable rate debt impacts our pre-tax income and cash flows but does not impact the fair value of the instruments.

Foreign Currency Risk

Our foreign-based businesses and results of operations are exposed to movements in the U.S. dollar to British pounds and other foreign currency exchange rates. A portion of our revenue is denominated in British pounds and other foreign currencies. If the U.S. dollar strengthens against British pounds and other foreign currencies, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in British pounds and other foreign currencies. If British pounds and other foreign currencies strengthen, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to British pounds and other foreign currency exchange rates did not have a material effect on our revenue for the year ended December 31, 2024. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is set forth on pages 53 through 96 of this annual report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K for our Company and subsidiaries other than our recent acquisition in 2024 (See Note 10 of our consolidated financial statements included in this annual report on Form 10-K). Management excluded from its assessment the internal control over financial reporting of this acquisition because it represents less than 0.1% of total assets (excluding goodwill and intangible assets which were integrated into our systems and control environment) and less than 0.1% of revenues as of and for the year ended December 31, 2024. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The information required by this Item is set forth on page 46 of this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

The information required by this Item is set forth on page 47 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

We are in the process of integrating our recent acquisition in 2024 into our overall internal control over financial reporting process. Other than this ongoing integration, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2024.

Management excluded from its assessment the internal control over financial reporting for our acquisition in 2024 (See Note 10 of our consolidated financial statements included in this annual report on Form 10-K). The excluded financial statements of this acquisition constitute less than 0.1% of total assets (excluding goodwill and intangible assets which were integrated into our systems and control environment) and less than 0.1% of revenues collectively included within our consolidated financial statements as of and for the year ended December 31, 2024. Due to the timing of the acquisition, management did not assess the effectiveness of internal control over financial reporting for this acquisition.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Rocket Enterprise Solutions GmbH ("Rocket"), which was acquired on January 8, 2024. The financial statements of Rocket constitute less than 0.1% of total assets (excluding goodwill and intangible assets which were integrated into the Company's systems and control environment) and less than 0.1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Rocket.

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

February 26, 2025

Item 9B.	Other Information

10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●

Lee M. Shavel, Chief Executive Officer, President and director, adopted a new trading plan on November 25, 2024 (with the first trade under the new plan scheduled for a date on or after March 17, 2025). The trading plan will be effective until December 31, 2025 to sell 8,800 shares of common stock.

●

Elizabeth D. Mann, Chief Financial Officer, adopted a new trading plan on December 13, 2024 (with the first trade under the new plan scheduled for a date on or after March 17, 2025). The trading plan will be effective until December 31, 2025 to sell 3,000 shares of common stock.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended  December 31, 2024 by Section 16 officers and directors. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2024 (the “Proxy Statement”).

Code of Business Conduct and Ethics

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

 Insider Trading Policies and Procedures

The Company has insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards.

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

None.

Item 8.      Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Fixed Assets - Capitalization of Software Development Costs - Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company’s capitalized software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software. Costs in the preliminary and post-implementation stages are typically expensed as incurred. Internal software development costs capitalized as of December 31, 2024 was $1,334.8 million and the related accumulated amortization was $837.4 million.

We identified capitalized internal software development costs as a critical audit matter because of the inherent complexity and level of judgment involved in assessing management's determination of qualifying activities during the application development stage for capitalization. This required a high degree of auditor judgment and an increased extent of effort to evaluate the appropriateness of management’s decisions regarding which activities qualify for capitalization and when a product reaches the application development stage.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the Company’s capitalization of internal software development costs included the following, among others:

●	We conducted inquiries with management to understand the processes and controls in place for identifying and capitalizing internal software development costs.
●	We tested the effectiveness of controls over:
○ The identification and tracking of internal software development costs, including controls related to the authorization and approval of capitalizable costs.
○ The allocation of employee time and other resources to capitalizable projects, ensuring that only eligible costs were capitalized.
●	We selected a sample of internal software development costs. For the selected samples, we performed testing to evaluate whether the costs met the capitalization criteria under the relevant accounting standards, including inspecting supporting documentation such as timesheets, invoices, project plans, and conducting inquiries with project managers.
●	We assessed the completeness and accuracy of the data used by management in the capitalization process by reconciling the data with source documents, such as payroll records and vendor invoices, and ensuring that all relevant expenses were captured and recorded to validate that no capitalizable costs were omitted.
●	We evaluated any indicators of project delays or cancellations by reviewing project status reports, conducting inquiries with project managers, and evaluating the impact of any identified indicators on the capitalization of costs and the determination of the in service date.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

February 26, 2025

We have served as the Company's auditor since 2001.

VERISK ANALYTICS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2024 and 2023

	2024	2023
	(in millions, except par value and number of shares)
ASSETS:
Current assets:
Cash and cash equivalents	$291.2	$302.7
Accounts receivable, net	434.4	334.2
Prepaid expenses	72.8	84.5
Income taxes receivable	83.3	23.5
Other current assets	29.9	65.2
Total current assets	911.6	810.1
Noncurrent assets:
Fixed assets, net	605.9	604.9
Operating lease right-of-use assets, net	156.0	191.7
Intangible assets, net	392.4	471.7
Goodwill	1,726.6	1,760.8
Deferred income tax assets	34.3	30.8
Other noncurrent assets	437.9	496.1
Total assets	$4,264.7	$4,366.1

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$249.8	$340.8
Short-term debt and current portion of long-term debt	514.2	14.5
Deferred revenues	447.2	375.1
Operating lease liabilities	26.0	33.1
Income taxes payable	1.7	7.9
Total current liabilities	1,238.9	771.4
Noncurrent liabilities:
Long-term debt	2,546.9	2,852.2
Deferred income tax liabilities	191.6	210.1
Operating lease liabilities	158.7	195.6
Other noncurrent liabilities	23.6	14.6
Total liabilities	4,159.7	4,043.9
Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 140,414,637 and 143,308,729 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	2,994.0	2,872.3
Treasury stock, at cost, 403,588,401 and 400,694,309 shares, respectively	(10,062.4)	(9,037.5)
Retained earnings	7,153.4	6,416.9
Accumulated other comprehensive income	15.0	58.2
Total Verisk stockholders' equity	100.1	310.0
Noncontrolling interests	4.9	12.2
Total stockholders’ equity	105.0	322.2
Total liabilities and stockholders’ equity	$4,264.7	$4,366.1

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2024, 2023, and 2022

	2024	2023	2022
	(in millions, except per share amounts and number of shares)
Revenues	$2,881.7	$2,681.4	$2,497.0
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	901.1	876.5	824.6
Selling, general and administrative	408.7	391.8	381.5
Depreciation and amortization of fixed assets	233.6	206.8	164.2
Amortization of intangible assets	72.3	74.6	74.4
Other operating loss (income)	12.1	-	(354.2)
Total operating expenses	1,627.8	1,549.7	1,090.5
Operating income	1,253.9	1,131.7	1,406.5
Other expense:
Net gain on early extinguishment of debt	3.6	-	-
Investment income (loss) and others, net	95.7	11.0	(5.3)
Interest expense, net	(124.6)	(115.5)	(138.8)
Total other expense, net	(25.3)	(104.5)	(144.1)
Income from continuing operations before income taxes	1,228.6	1,027.2	1,262.4
Provision for income taxes	(277.9)	(258.8)	(220.3)
Income from continuing operations	950.7	768.4	1,042.1
Gain (loss) from discontinued operations, net of tax benefit (expense) of $6.8, $(12.6) and $131.5, respectively (Note 11)	6.8	(154.0)	(87.8)
Net income	957.5	614.4	954.3
Less: Net loss (income) attributable to noncontrolling interests	0.7	0.2	(0.4)
Net income attributable to Verisk	$958.2	$614.6	$953.9
Basic net income per share attributable to Verisk:
Income from continuing operations	$6.69	$5.24	$6.60
Income (loss) from discontinued operations	0.05	(1.05)	(0.56)
Basic net income per share attributable to Verisk:	$6.74	$4.19	$6.04
Diluted net income per share attributable to Verisk:
Income from continuing operations	$6.66	$5.22	$6.55
Income (loss) from discontinued operations	0.05	(1.05)	(0.55)
Diluted net income per share attributable to Verisk:	$6.71	$4.17	$6.00
Weighted average shares outstanding:
Basic	142,154,655	146,623,989	157,905,718
Diluted	142,842,261	147,336,159	158,928,942

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For The Years Ended December 31, 2024, 2023, and 2022

	2024	2023	2022
	(in millions)
Net income	$957.5	$614.4	$954.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(39.7)	768.2	(300.3)
Pension and postretirement liability adjustment	(2.6)	21.8	(37.7)
Total other comprehensive (loss) income	(42.3)	790.0	(338.0)
Comprehensive income	915.2	1,404.4	616.3
Less: Comprehensive (gain) loss attributable to noncontrolling interests	(0.9)	(0.4)	1.1
Comprehensive income attributable to Verisk	$914.3	$1,404.0	$617.4

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2024, 2023, and 2022

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Losses)	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
		(in millions, except for share data)
Balance as of January 1, 2022	544,003,038	$0.1	$2,608.7	$(4,638.1)	$5,240.4	$(394.6)	$2,816.5	$26.0	$2,842.5
Net income	-	-	-	-	953.9	-	953.9	0.4	954.3
Other comprehensive loss	-	-	-	-	-	(335.5)	(335.5)	(1.4)	(336.9)
Investment in noncontrolling interests	-	-	(0.5)	-	-	(1.1)	(1.6)	(6.6)	(8.2)
Common stock dividend (1)	-	-	-	-	(195.2)	-	(195.2)	-	(195.2)
Treasury stock acquired (8,600,963 shares)	-	-	-	(1,662.5)	-	-	(1,662.5)	-	(1,662.5)
Treasury stock share repurchased not yet settled	-	-	(37.5)	37.5	-	-	-	-	-
Stock options exercised (1,435,076 shares transferred from treasury stock)	-	-	111.9	20.6	-	-	132.5	-	132.5
PSUs lapsed (49,803 shares issued from treasury stock)	-	-	(0.6)	0.6	-	-	-	-	-
RSAs lapsed (122,340 shares transferred from treasury stock)	-	-	(1.7)	1.7	-	-	-	-	-
Stock-based compensation	-	-	56.5	-	-	-	56.5	-	56.5
Net share settlement from PSUs and RSAs (99,977 shares withheld for tax settlement)	-	-	(20.7)	-	-	-	(20.7)	-	(20.7)
Other stock issuances (43,241 shares transferred from treasury stock)	-	-	4.7	0.7	-	-	5.4	-	5.4
Balance as of December 31, 2022	544,003,038	0.1	2,720.8	(6,239.5)	5,999.1	(731.2)	1,749.3	18.4	1,767.7
Net income	-	-	-	-	614.6	-	614.6	(0.2)	614.4
Other comprehensive income	-	-	-	-	-	790.0	790.0	0.6	790.6
Investment in noncontrolling interests	-	-	(3.9)	-	-	(0.6)	(4.5)	(6.6)	(11.1)
Common stock dividend (1)	-	-	-	-	(196.8)	-	(196.8)	-	(196.8)
Treasury stock acquired (12,849,921 shares)	-	-	37.5	(2,838.7)	-	-	(2,801.2)	-	(2,801.2)
Excise tax associated with share repurchases	-	-	-	(25.2)	-	-	(25.2)	-	(25.2)
Treasury stock share repurchased not yet settled	-	-	(37.5)	37.5	-	-	-		-
Stock options exercised (1,295,815 shares transferred from treasury stock)	-	-	115.5	25.6	-	-	141.1	-	141.1
PSUs lapsed (27,771 shares issued from treasury stock)	-	-	(0.4)	0.4	-	-	-	-	-
RSAs lapsed (106,613 shares transferred from treasury stock)	-	-	(1.7)	1.7	-	-	-	-	-
Stock-based compensation	-	-	54.0	-	-	-	54.0	-	54.0
Net share settlement from PSUs and RSAs (81,536 shares withheld for tax settlement)	-	-	(15.3)	-	-	-	(15.3)	-	(15.3)
Other stock issuances (27,315 shares transferred from treasury stock)	-	-	3.3	0.7	-	-	4.0	-	4.0
Balance as of December 31, 2023	544,003,038	0.1	2,872.3	(9,037.5)	6,416.9	58.2	310.0	12.2	322.2
Net income	-	-	-	-	958.2	-	958.2	(0.7)	957.5
Other comprehensive loss	-	-	-	-	-	(44.3)	(44.3)	0.9	(43.4)
Investment in noncontrolling interests	-	-	(7.0)	-	-	1.1	(5.9)	(7.5)	(13.4)
Common stock dividend (1)	-	-	-	-	(221.7)	-	(221.7)	-	(221.7)
Treasury stock acquired (3,994,244 shares)	-	-	37.5	(1,088.1)	-	-	(1,050.6)	-	(1,050.6)
Excise tax associated with share repurchases	-	-	-	(7.6)	-	-	(7.6)	-	(7.6)
Treasury stock share repurchased not yet settled	-	-	(45.0)	45.0	-	-	-	-	-
Stock options exercised (976,351 shares transferred from treasury stock)	-	-	101.9	22.9	-	-	124.8	-	124.8
PSUs lapsed (27,819 shares issued from treasury stock)	-	-	(0.6)	0.6	-	-	-	-	-
RSAs lapsed (73,211 shares transferred from treasury stock)	-	-	(1.7)	1.7	-	-	-	-	-
Stock-based compensation expense	-	-	47.9	-	-	-	47.9	-	47.9
Net share settlement from PSUs and RSAs (61,271 shares withheld for tax settlement)	-	-	(14.9)	-	-	-	(14.9)	-	(14.9)
Other stock issuances (22,771 shares reissued from treasury stock)	-	-	3.6	0.6	-	-	4.2	-	4.2
Balance as of December 31, 2024	544,003,038	$0.1	$2,994.0	$(10,062.4)	$7,153.4	$15.0	$100.1	$4.9	$105.0

(1) Refer to Note 16. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2024, 2023, and 2022

	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$957.5	$614.4	$954.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	233.6	206.8	197.1
Amortization of intangible assets	72.3	74.6	142.9
Amortization of debt issuance costs and original issue discount, net of original issue premium	2.6	1.5	1.1
Provision for doubtful accounts	13.3	8.7	7.0
Net gain on early extinguishment of debt	(3.6)	—	—
Loss (gain) on sale of assets, net	12.1	131.1	(393.9)
Impairment of cost-based investments	1.7	6.5	—
Stock-based compensation expense	47.9	54.0	56.5
Net gain upon settlement of investment in non-public companies	(100.6)	—	—
Impairment of long-lived assets	7.6	—	377.4
Deferred income taxes	(20.7)	52.7	(261.0)
Loss on disposal of fixed assets, net	6.5	3.8	1.1
Gain on lease modification	(1.9)	—	—
Acquisition related liability adjustment	(1.1)	(20.0)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(116.6)	(83.0)	(57.7)
Prepaid expenses and other assets	19.4	(56.9)	(8.4)
Operating lease right-of-use assets, net	28.8	26.8	46.6
Income taxes	1.6	(55.8)	25.6
Accounts payable and accrued liabilities	(60.8)	46.5	(21.2)
Deferred revenues	73.1	81.2	64.5
Operating lease liabilities	(35.0)	(27.1)	(43.9)
Other liabilities	6.3	(5.1)	(29.0)
Net cash provided by operating activities	1,144.0	1,060.7	1,059.0
Cash flows from investing activities:
Acquisitions and purchases of controlling interests, net of cash acquired of $1.8, $8.0, and $17.4, respectively	(23.4)	(83.3)	(448.9)
Proceeds from sale of businesses	6.4	3,066.4	1,073.3
Investments in nonpublic companies	(1.0)	(2.2)	(46.0)
Proceeds received upon settlement of investment in non-public companies	113.3	—	—
Escrow funding associated with acquisitions	3.8	(3.8)	(2.3)
Capital expenditures	(223.9)	(230.0)	(274.7)
Other investing activities, net	—	(0.6)	—
Net cash (used in) provided by investing activities	(124.8)	2,746.5	301.4

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For The Years Ended December 31, 2024, 2023, and 2022

	2024	2023	2022
	(in millions)
Cash flows from financing activities:
(Repayment of) proceeds from short-term debt, net	—	(1,265.0)	380.0
Repayments of current portion of long-term debt	—	—	(350.0)
Proceeds from issuance of long-term debt, inclusive of original issue premium and net of original issue discount	590.2	495.2	—
Proceeds from issuance of short-term debt with original maturities less than three months	—	—	400.0
Repayment of short-term debt with original maturities greater than three months	—	(125.0)	—
Payment of debt issuance costs	(5.3)	(6.0)	—
Payment on early extinguishment of debt	(396.4)	—	—
Repurchases of common stock	(1,005.0)	(2,762.3)	(1,662.5)
Treasury stock repurchased not yet settled	(45.0)	(37.5)	—
Payment of excise tax	(25.2)	-	—
Net share settlement of taxes from restricted stock and performance share awards	(14.9)	(15.3)	(20.7)
Proceeds from stock options exercised	124.8	141.9	132.5
Payment of contingent liability related to acquisition	(8.5)	—	—
Dividends paid	(221.3)	(196.8)	(195.2)
Other financing activities, net	(21.9)	(15.7)	(14.3)
Net cash used in financing activities	(1,028.5)	(3,786.5)	(1,330.2)
Effect of exchange rate changes	(2.2)	(10.7)	(17.8)
(Decrease) increase in cash and cash equivalents	(11.5)	10.0	12.4
Cash and cash equivalents, beginning of period	302.7	292.7	280.3
Cash and cash equivalents, end of period	$291.2	$302.7	$292.7
Supplemental disclosures:
Income taxes paid	$287.7	$276.0	$324.5
Interest paid	$131.6	$111.2	$134.3
Noncash investing and financing activities:
Deferred tax liability established on date of acquisitions	$1.4	$8.7	$14.0
Net assets sold as part of the dispositions, net of cash sold	$17.3	$3,211.8	$-
Finance lease additions, net of disposals	$28.8	$45.6	$5.2
Operating lease (terminations) additions	$(4.4)	$34.3	$21.7
Fixed assets included in accounts payable and accrued liabilities	$0.2	$2.2	$0.2

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except for share and per share data, unless otherwise stated)

1.    Organization:

Verisk Analytics, Inc. (the "Company") is a strategic data analytics and technology partner to the global insurance industry. We empower clients to strengthen operating efficiency, improve underwriting and claims outcomes, combat fraud and make informed decisions about global risks, including climate change, extreme events, sustainability, and political issues. Through advanced data analytics, software, scientific research, and deep industry knowledge, we help build global resilience for individuals, communities, and businesses. We trade under the ticker symbol "VRSK" on the Nasdaq Global Select Market.

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

(b)    Revenue Recognition

The following describes our primary types of revenues and the applicable revenue recognition policies. We recognize revenues through recurring and non-recurring long-term agreements (generally one to five years) for hosted subscriptions, advisory/consulting services, and for transactional solutions. Our revenues are primarily derived from the sale of services where revenue is recognized when or as control of the promised services is transferred to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those services. Fees for services provided by us are non-refundable. Revenue is recognized net of applicable sales tax withholdings.

Hosted Subscriptions

We offer hosted subscriptions, where customers access content only through our online portal (the "Hosted Subscription"). We grant a license to our customer to enter our online portal. The license is a contractual mechanism that allows our customer to access our online portal for a defined period of time. As the license alone does not provide utility to our customer, our customer has no contractual right to take possession of our online portal at any time, and our customer cannot engage another party to host our online portal and related content, it is not considered a functional license under ASC 606, Revenue from Contracts with Customers ("ASC 606"). Our promise to our customer is to provide continuous access to our online portal and to update the content throughout the subscription period. Hosted Subscription is a single performance obligation that represents a series of distinct services (daily access to our online portal and related content) that are substantially the same and that have the same pattern of transfer to our customer. We recognize revenue for Hosted Subscriptions ratably over the subscription period on a straight-line basis as services are performed and continuous access to information in our online portal is provided over the entire term of the agreements. Subscriptions are generally paid in advance of rendering services either quarterly or annually upon commencement of the subscription period.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(e)    Deferred Commissions

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The incremental costs of obtaining a contract with a customer, which primarily consist of sales commissions, are deferred and amortized over a useful life of five years that is consistent with the transfer to our customer the services to which the asset relates. We classify deferred commissions as current or noncurrent based on the timing of expense recognition. The current and noncurrent portions of deferred commissions are included in "Prepaid expenses" and "Other noncurrent assets", respectively, in our consolidated balance sheets as of December 31, 2024. Amortization expense related to deferred commissions is computed on a straight-line basis over its estimated useful lives and included in "Selling, general and administrative" within our accompanying consolidated statements of operations.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)    Fixed Assets and Finite-lived Intangible Assets

Fixed assets and finite-lived intangibles are stated at cost less accumulated depreciation and amortization, which is computed on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

Our internal software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software ("ASC 350-40"). We account for the cost of software developed for internal use by capitalizing qualifying costs, which are substantially incurred during the application development stage. The amounts capitalized primarily relate to internally developed software used to provide services to customers and are included in fixed assets on the Consolidated Balance Sheet. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the related product, which is typically three years, beginning with the date the software is placed into service. Costs incurred in the preliminary and post-implementation stages of our products are expensed as incurred.

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

Performance share units (“PSU”) vest at the end of a three-year performance period, subject to the recipient’s continued service. Each PSU represents the right to receive one share of our common stock and the ultimate realization is based on our achievement of certain market performance criteria. We determined the grant date fair value of PSUs with the assistance of a third-party valuation specialist and based on estimates provided by us. The valuation of our PSUs employed the Monte Carlo simulation model, which includes certain key assumptions that were applied to us and our peer group. Those key assumptions included valuation date stock price, expected volatility, correlation coefficients, risk-free rate of return, and expected dividend yield. The valuation date stock price is based on the dividend-adjusted closing price on the grant date. Expected volatility is calculated using historical daily closing prices over a period that is commensurate with the length of the performance period. The correlation coefficients are based on the price data used to calculate the historical volatilities. The risk-free rate of return is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the length of the performance period. The expected dividend yield was based on our and our peer group’s expected dividend rate over the performance period. Some of our PSUs are tied to the achievement of certain market performance conditions, namely relative total shareholder return as compared to the S&P 500 index ("TSR-based PSUs"). Our other PSUs are tied to the achievement of certain financial performance conditions, namely incremental return on invested capital ("ROIC-based PSUs").

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

(k)    Research and Development Costs

Research and development costs, which are primarily related to personnel and related overhead costs incurred in developing new services for customers, are expensed as incurred. Such costs were $35.3 million, $36.8 million, and $43.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, and were included in our accompanying consolidated statements of operations.

(l)    Advertising Costs

Advertising costs, which are primarily associated with promoting our brand, names and solutions provided, are expensed as incurred. Such costs were $9.1 million, $11.9 million, and $14.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

(p)    Product Warranty Obligations

We provide warranty coverage for certain of our solutions. We recognize a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2024 and 2023, product warranty obligations were not material.

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)    Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on Consolidated Financial Statements or Other Significant Matters
Segment Reporting (Topic 280) In November 2023, the FASB issued Accounting Standards Update "ASU" No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU No. 2023-07")	This update changes the reportable segment disclosure requirements requiring enhanced disclosures about significant segment expenses. Public entities are required to disclose significant segment expenses that are regularly provided to the chief operating decision maker and to disclose how reported measures of segment profit or loss are used in assessing segment performance and allocating resources.	ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	We adopted this standard within our December 31, 2024 Form 10-K.
ASU 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Topic 220)	Disaggregation of Income Statement Expenses requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well disclosures about selling expenses.	This standard is effective for our annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. Prospective application is required and retrospective application is permitted.	We are currently evaluating the impact of adopting this ASU on our income statement disaggregation disclosures.
Income Taxes (Topic 740) In December 2023, the FASB issued Accounting Standards Update "ASU" No. 2023-09, Improvements to Income Tax Disclosures (ASU No. 2023-09)	The amendments within ASU No. 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This Update also includes certain other amendments to improve the effectiveness of income tax disclosures.	The ASU’s amendments are effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted.	The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Cash and Cash Equivalents:

Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.

4.    Accounts Receivable:

Accounts receivable, net consisted of the following at December 31:

	2024	2023
Billed receivables	$421.4	$317.1
Unbilled receivables	35.5	32.2
Total receivables	456.9	349.3
Less allowance for doubtful accounts	(22.5)	(15.1)
Accounts receivable, net	$434.4	$334.2

5.    Concentration of Credit Risk:

Financial instruments that potentially expose us to credit risk consist primarily of cash and cash equivalents as well as accounts receivable, net, which are generally not collateralized. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of  December 31, 2024 and 2023, a vast majority of our domestic cash and cash equivalents is with JPMorgan Chase N.A., and TD Bank, N.A. The total domestic cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250.0 thousand per bank as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, we had cash balances on deposit with five and seven banks that exceeded the balance insured by the FDIC limit by approximately$129.0 million and $171.8 million, respectively. As of December 31, 2024 and 2023, we also had cash on deposit with foreign banks of approximately $161.0 million and $129.2 million, respectively.

We consider the concentration of credit risk associated with our accounts receivable to be commercially reasonable and believe that such concentration does not result in the significant risk of near-term severe adverse impacts. Our top fifty customers represent approximately 43% of revenues for 2024, 45% for 2023, and 41% for 2022, with no individual customer accounting for more than approximately 3% of revenues for the years ended December 31, 2024, 2023, and 2022. No individual customer comprised more than approximately 4% and 5% of accounts receivable as of December 31, 2024 and 2023, respectively.

6. Revenues:

Disaggregated revenues by type of service and by country are provided below for the years ended December 31, 2024, 2023, and 2022. No individual country outside of the U.S. accounted for more than 10.0% of our consolidated revenues for the years ended December 31, 2024, 2023, or 2022.

	2024	2023	2022
Insurance:
Underwriting	$2,024.3	$1,892.7	$1,734.5
Claims	857.4	788.7	702.5
Total Insurance	2,881.7	2,681.4	2,437.0
Specialized Markets	—	—	22.4
Financial Services	—	—	37.6
Total revenues	$2,881.7	$2,681.4	$2,497.0

	2024	2023	2022
Revenues:
United States	$2,386.1	$2,238.3	$2,120.1
United Kingdom	214.4	190.1	169.5
Other countries	281.2	253.0	207.4
Total revenues	$2,881.7	$2,681.4	$2,497.0

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of December 31, 2024 and 2023, we had no contract assets.

Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of December 31, 2024 and 2023, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $451.1 million and $375.1 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our consolidated balance sheets, respectively, as of December 31, 2024 and 2023.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the change in contract liabilities from  December 31, 2023 through December 31, 2024:

Contract Liabilities at December 31, 2022	$321.7
Revenue	(2,681.4)
Additions to contract liabilities	2,737.8
Foreign currency translation adjustment	(3.0)
Contract Liabilities at December 31, 2023	375.1
Revenue	(2,881.7)
Additions to contract liabilities	2,956.9
Foreign currency translation adjustment	0.8
Contract Liabilities at December 31, 2024	$451.1

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 98% and 99% of the balance as of December 31, 2024 and 2023, respectively.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of December 31, 2024 and 2023, we had deferred commissions of $78.5 million and $76.4 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying consolidated balance sheets.

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis using quoted prices in active markets multiplied by the number of shares owned, were $1.2 million as of December 31, 2024 and 2023. Our investments in registered investment companies have been included in "Other current assets" in our consolidated balance sheets as of December 31, 2024 and 2023.

We elected not to carry our long-term debt at fair value. The carrying value of our long-term debt represents the amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of December 31, 2024 and 2023, respectively:

		2024		2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instrument not carried at fair value:
Senior Notes (Note 15)	Level 2	$3,021.0	$2,866.5	$2,833.7	$2,735.3

As of December 31, 2024 and 2023, we had securities without readily determinable market values of $195.3 million and $200.9 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies or do not hold investments in common stock or in-substance common stock in such entities. As of December 31, 2024 and 2023, we also had investments in private companies of $27.0 million and $30.5 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25") as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying consolidated balance sheets. For the years ended December 31, 2024 and 2023, there was no provision for credit losses related to these investments. During the year ended December 31, 2024, we settled retained interests in non-public companies associated with previously disposed businesses and received proceeds of $112.1 million, resulting in a net gain of $100.6 million. The net gain was included in "Investment gain (loss)" in our accompanying condensed consolidated statements of operations.

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

The following table presents the consolidated lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the years ended December 31, 2024 and 2023:

	2024	2023
Lease cost:
Operating lease cost (1)	$32.7	$33.9
Sublease income	(4.0)	(1.7)
Finance lease cost
Depreciation of finance lease assets (2)	19.4	14.4
Interest on finance lease liabilities (3)	2.3	1.0
Total lease cost	$50.4	$47.6

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(34.5)	$(34.9)
Operating cash outflows from finance leases	$(2.3)	$(1.0)
Financing cash outflows from finance leases	$(21.9)	$(15.7)

_______________

(1) Included in "Cost of revenues" and "Selling, general and, administrative" expenses in our accompanying consolidated statements of operations

(2) Included in "Depreciation and amortization of fixed assets" in our accompanying consolidated statements of operations

(3) Included in "Interest expense" in our accompanying consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated finance and operating leases for the years ended December 31, 2024 and 2023:

	2024	2023
Weighted-average remaining lease term - operating leases (in years)	7.0	8.2
Weighted-average remaining lease term - finance leases (in years)	3.0	3.1
Weighted-average discount rate - operating leases	4.2%	4.0%
Weighted-average discount rate - finance leases	4.2%	4.2%

Our ROU assets and lease liabilities for finance leases were $47.7 million and $41.4 million, respectively, as of December 31, 2024. Our ROU assets and lease liabilities for finance leases were $41.2 million and $34.5 million, respectively, as of December 31, 2023. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying consolidated balance sheets (See Note 15. Debt).

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

Maturities of the continuing lease liabilities for the years through 2030 and thereafter are as follows:

Years Ending	Operating Leases	Finance Leases
2025	$32.8	$22.1
2026	31.1	10.7
2027	30.5	9.0
2028	29.3	4.8
2029	28.0	-
2030 and thereafter	61.5	-
Total lease payments	213.2	46.6
Less: Amount representing interest	(28.5)	(5.2)
Present value of total lease payments	$184.7	$41.4

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Fixed Assets

The following is a summary of fixed assets:

	Useful Life (in years)	Cost	Accumulated Depreciation and Amortization	Net
December 31, 2024
Furniture and office equipment	3 - 10	$164.2	$(144.8)	$19.4
Leasehold improvements	Lease term	101.4	(62.3)	39.1
Purchased software	3	58.2	(55.6)	2.6
Software development costs	3	1,334.8	(837.4)	497.4
Leased equipment	3 - 4	125.0	(77.6)	47.4
Total fixed assets		$1,783.6	$(1,177.7)	$605.9
December 31, 2023
Furniture and office equipment	3 - 10	$178.5	$(156.7)	$21.8
Leasehold improvements	Lease term	116.5	(63.0)	53.5
Purchased software	3	59.9	(55.2)	4.7
Software development costs	3	1,136.6	(653.0)	483.6
Leased equipment	3 - 4	105.1	(63.8)	41.3
Total fixed assets		$1,596.6	$(991.7)	$604.9

Depreciation and amortization of fixed assets for the years ended December 31, 2024, 2023, and 2022 were $233.6 million, $206.8 million, and $164.2 million, of which $193.5 million, $165.5 million, and $116.6 million related to amortization of internal-use software development costs, respectively. Amortization expense related to development of software for sale was $1.2 million, $4.8 million, and $7.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. We had unamortized software development costs that had been capitalized in accordance with ASC 350-40 of $497.4 million and $482.4 million as of December 31, 2024 and 2023, respectively. We had unamortized software development costs that had been capitalized for development of software for sale of $0.0 million and $1.2 million as of December 31, 2024 and 2023, respectively. Leased assets include amounts held under finance leases for automobiles, computer software, and computer equipment.

Impairments to long-lived assets for the twelve months ended  December 31, 2024 and 2023 were $7.6 million and $0.0 million, respectively, and are included within "Other operating (income) loss, net" in our consolidated statements of operations. During August 2024, we early vacated two floors at our Jersey City, New Jersey, corporate headquarters. As a result, we assessed the related long-lived assets at the site for impairment and recognized $7.6 million of impairment charges, primarily related to the write-off of the remaining net book value of leasehold improvements.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Acquisitions

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

The preliminary allocations of the purchase price for the 2024 acquisition with less than a year of ownership is subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions  may have a significant impact on our consolidated financial statements. The allocations of the purchase price will be finalized once all the information that was known as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with our acquisition includes the acquired assembled workforce, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as our ability to grow through adding additional customer relationships or new solutions in the future. The $10.6 million in goodwill associated with our acquisition is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for this acquisition was based upon our valuation model and historical experiences with entities with similar business characteristics.

For the year ended December 31, 2024, we incurred transaction costs of $0.3 million. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations.

Our 2024 acquisition was not significant to our consolidated financial statements for the years ended December 31, 2024, 2023, and 2022, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

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

The final amounts assigned to intangible assets by type for our 2023 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	5	$9.9
Marketing-related	2	0.5
Customer-related	13	23.1
Total intangible assets		$33.5

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended  December 31, 2024, we finalized the purchase accounting for our 2023 acquisitions during the measurement periods in accordance with ASC 805, Business Combinations ("ASC 805"). The impact of finalization of the purchase accounting associated with these acquisitions was not material to our accompanying consolidated financial statements for the years ended  December 31, 2024 and 2023.

The $55.9 million in goodwill associated with our acquisitions is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics. For the year ended  December 31, 2023, we incurred transaction costs of $2.5 million. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying consolidated statements of operations.

Our 2023 acquisitions were not significant, both individually and in the aggregate, to our consolidated financial statements for the years ended December  31, 2023 and  2022, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

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

For the year ende d  December 31, 2023, we finalized the purchase accounting for our 2022 acquisitions during the measurement periods in accordance with ASC 805, Business Combinations ("ASC 805"). The impact of finalization of the purchase accounting associated with these acquisitions was not material to our accompanying consolidated financial statements for the years ended  December 31, 2023 and 2022.

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

Our 2022 acquisitions were not significant, both individually and in the aggregate, to our consolidated financial statements for the years ended December  31, 2022, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrowsand Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payment. During the years ended  December 31, 2024 and 2023, we released $3.8 million and $0.0 million of indemnity escrows related to various acquisitions. At  December 31, 2024 and 2023, the current portion of the escrows amounted to $0.0 million and $3.9 million. There were no noncurrent portions of the escrows. The current and noncurrent portions of the escrows have been included in "Other current assets" and "Other noncurrent assets" in our accompanying consolidated balance sheets, respectively.

As of December 31, 2024, the acquisition of Krug Sachverständigen GmbH ('Krug'), Mavera Holding AB ('Mavera'), and Morning Data Limited ('Morning Data') included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA, and/or EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of  December 31, 2024 and 2023 reflect the best estimate of acquisition-related contingent payments. The associated current portion of contingent payments was $0.0 million and $10.0 million as of December 31, 2024 and 2023, respectively. The associated noncurrent portion of contingent payments was $2.2 million and $2.1 million as of  December 31, 2024 and 2023, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Dispositions and Discontinued Operations:

Dispositions

In December 2024, we sold Atmospheric and Environmental Research ("AER.") for $7.1 million. The sale resulted in a loss of $12.1 million that was included within "Other operating (loss) income" in the accompanying consolidated statements of operations for the year ended  December 31, 2024.

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

The following table presents the financial results from discontinued operations, net of income taxes in our consolidated statement of income for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
Revenues	$-	$46.8	$537.3
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	-	18.2	207.4
Selling, general and administrative	-	33.2	117.2
Depreciation and amortization of fixed assets	-	-	32.9
Amortization of intangible assets	-	-	68.5
Impairment loss	-	-	303.7
Other operating loss	-	131.1	33.9
Total operating expenses	-	182.5	763.6
Operating (loss) income	-	(135.7)	(226.3)
Other (expense) income:
Investment (loss) income and others, net	-	(5.7)	7.0
Total other (expense) income, net	-	(5.7)	7.0
Loss from discontinued operations before income taxes	-	(141.4)	(219.3)
Income tax benefit (expense)	6.8	(12.6)	131.5
Income (loss) from discontinued operations, net of income taxes	$6.8	$(154.0)	$(87.8)

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. The following table presents selected cash flow information associated with our discontinued operations:

	For the Year Ended December 31,
	2024	2023	2022
Significant non-cash operating activities:
Depreciation and amortization of fixed assets	$-	$-	$32.9
Amortization of intangible assets	-	-	68.5
Impairment loss	-	-	303.7
Operating lease right-of-use assets, net	-	0.1	7.6
Investing activities:
Capital expenditures	-	(6.5)	(72.6)
Supplemental disclosures:
Fixed assets included in accounts payable and accrued liabilities	-	-	3.0

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from January 1, 2023 through December 31, 2024, both in total and as allocated to our reportable segments:

Insurance
Goodwill at January 1, 2023	$1,676.0
Acquisitions	55.9
Purchase accounting reclassifications	(0.1)
Foreign currency translation adjustment	29.0
Goodwill at December 31, 2023	1,760.8
Acquisitions	10.6
Dispositions	(15.8)
Purchase accounting reclassifications	0.3
Foreign currency translation adjustment	(29.3)
Goodwill at December 31, 2024	$1,726.6

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

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average
	Useful Life		Accumulated
	(in years)	Cost	Amortization	Net
December 31, 2024
Technology-based	8	$364.9	$(285.3)	$79.6
Marketing-related	6	37.8	(35.5)	2.3
Contract-based	6	5.0	(5.0)	-
Customer-related	13	529.1	(224.0)	305.1
Database-based	8	15.1	(9.7)	5.4
Total intangible assets		$951.9	$(559.5)	$392.4
December 31, 2023
Technology-based	8	$370.2	$(261.2)	$109.0
Marketing-related	6	42.7	(38.7)	4.0
Contract-based	6	5.0	(5.0)	—
Customer-related	13	542.1	(190.7)	351.4
Database-based	8	15.2	(7.9)	7.3
Total intangible assets		$975.2	$(503.5)	$471.7

Amortization expense related to intangible assets for the years ended December 31, 2024, 2023, and 2022 was $72.3 million, $74.6 million, and $74.4 million, respectively. Estimated amortization expense in future periods through 2030 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2025	$62.0
2026	60.1
2027	52.1
2028	45.1
2029	40.3
2030 and thereafter	132.8
Total	$392.4

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Income Taxes:

Domestic and foreign income before income taxes was as follows:

	2024	2023	2022
U.S.	$1,201.6	$1,021.9	$1,277.1
Foreign	27.0	5.3	(14.7)
Total income before income taxes	$1,228.6	$1,027.2	$1,262.4

The components of the provision for income taxes for the years ended December 31 were as follows:

	2024	2023	2022
Current:
Federal	$223.0	$226.8	$247.8
State and local	67.5	52.0	64.7
Foreign	7.9	9.0	1.1
Total current provision for income taxes	298.4	287.8	313.6
Deferred:
Federal	(17.2)	(23.4)	(43.3)
State and local	(1.4)	(3.4)	(11.2)
Foreign	(1.9)	(2.2)	(38.8)
Total deferred provision for income taxes	(20.5)	(29.0)	(93.3)
Provision for income taxes	$277.9	$258.8	$220.3

The reconciliation between our effective tax rate and the statutory tax rate is as follows for the years ended December 31:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	4.3	3.7	3.4
Impact of dispositions	(0.2)	-	(3.0)
UK valuation allowance release	-	-	(2.4)
Global Intangible Low-taxed Income	0.2	1.3	0.4
Stock-based compensation	(1.9)	(1.8)	(1.7)
Other	(0.8)	1.0	(0.2)
Effective tax rate	22.6%	25.2%	17.5%

The decrease in the effective tax rate in 2024 compared to 2023 was primarily due to tax charges incurred in structuring the sale of our Energy business in the prior year, as well as additional tax benefits recorded for capital losses that we were able to recognize due to capital gains arising from the settlement of our investments in non-public companies in the current year.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant items comprising our deferred tax assets and liabilities as of  December 31 are as follows:

	2024	2023
Deferred tax assets:
Employee wages and other benefits	$47.2	$49.9
Lease liabilities	46.3	55.4
Net operating loss carryover	7.6	9.4
Interest expense	30.8	31.0
Other	16.1	17.1
Total	148.0	162.8
Less valuation allowance	(4.2)	(5.6)
Deferred tax assets	143.8	157.2
Deferred tax liabilities:
Right of use assets	(40.9)	(48.3)
Fixed assets and intangible assets	(168.6)	(194.1)
Commissions	(19.3)	(18.2)
Pensions	(59.2)	(57.0)
Other	(13.1)	(18.9)
Deferred tax liabilities	(301.1)	(336.5)
Deferred tax liabilities, net	$(157.3)	$(179.3)

The net deferred tax liabilities of $157.3 million consist primarily of timing differences involving amortization.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net operating loss carryforwards expire as follows:

Years Ending	Amount
2025 - 2032	$16.1
2033 - 2037	4.6
2038 - 2044	32.3
Total	$53.0

A valuation allowance has been established based on our evaluation of the likelihood of utilizing these benefits before they expire. Other than these items, we have determined, based on our historical operating performance, that our taxable income will more likely than not be sufficient to fully realize the deferred tax assets.

As of December 31, 2024, we have not made a provision for U.S. or additional foreign withholding taxes for any additional outside basis difference inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. We do not rely on these unremitted earnings as a source of funds for our domestic business as we expect to have sufficient cash flow in the U.S. to fund our U.S. operational and strategic needs.

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

	2024	2023	2022
Unrecognized tax benefit as of January 1	$2.0	$3.2	$3.4
Gross increase in tax positions in prior period	2.3	0.8	1.0
Gross decrease in tax positions in prior period	-	-	-
Settlements	-	-	(0.6)
Lapse of statute of limitations	(0.2)	(2.0)	(0.6)
Unrecognized tax benefit as of December 31	$4.1	$2.0	$3.2

All unrecognized tax benefits as of  December 31, 2024, 2023, and 2022 would have a favorable impact on our effective tax rate if recognized in any future periods.

The total gross amount of accrued interest and penalties for the years ended December 31, 2024, 2023, and 2022 was $0.7 million, $0.2 million, and $0.4 million, respectively. Our practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in our accompanying consolidated statements of operations.

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

We are subject to tax in the U.S., various state, and foreign jurisdictions, and are routinely under audit by various tax authorities. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-US income tax examinations by tax authorities for tax years before 2020. We do not expect the results of current examinations to have a material effect on our financial position, results of operations, or cash flow.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Composition of Certain Financial Statement Caption:

The following table presents the components of “Accounts payable and accrued liabilities” as of December 31:

	2024	2023
Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$143.6	$149.4
Escrow liabilities	-	3.9
Accrued interest	20.7	19.1
Trade accounts payable and other accrued expenses	85.5	158.4
Acquisition-related liabilities	-	10.0
Total accounts payable and accrued liabilities	$249.8	$340.8

The following table presents the components of "Other noncurrent assets" as of December 31:

	2024	2023
Other noncurrent assets:
Pension benefits	$125.3	$121.4
Other assets - prepaid expenses	87.6	73.2
Investments in nonpublic companies	222.2	231.4
State income tax receivable	-	67.7
Deposits and other	2.8	2.4
Total other noncurrent assets	$437.9	$496.1

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Debt:

The following table presents short-term and long-term debt by issuance as of December 31:

	Issuance	Maturity
	Date	Date	2024	2023
Short-term debt and current portion of long-term debt:
Credit Facilities:
Syndicated revolving credit facility	Various	Various	$-	$-
Senior Notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $(0.3)	5/15/2015	6/15/2025	$499.7	$-
Finance lease liabilities (1)	Various	Various	14.5	14.5
Short-term debt and current portion of long-term debt			514.2	14.5
Long-term debt:
Senior notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $(1.8)	5/15/2015	6/15/2025	-	898.2
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $6.3 and $7.8, respectively	3/6/2019	3/15/2029	606.3	607.8
5.500% senior notes, less unamortized discount and debt issuance costs of $(3.7) and $(3.8), respectively	5/15/2015	6/15/2045	346.3	346.2
3.625% senior notes, less unamortized discount and debt issuance costs of $(9.2) and $(9.6), respectively	5/13/2020	5/15/2050	490.8	490.4
5.750% senior notes, less unamortized discount and debt issuance costs of $(7.9) and $(8.9), respectively	3/3/2023	4/1/2033	492.1	491.1
5.250% senior notes, less unamortized discount and debt issuance costs of $(14.2)	6/5/2024	6/5/2034	585.8	-
Finance lease liabilities (1)	Various	Various	26.9	20.0
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.3)	(1.5)
Long-term debt			2,546.9	2,852.2
Total debt			$3,061.1	$2,866.7

_______________

(1) Refer to Note 8. Leases

Accrued interest associated with our outstanding debt obligations was $20.7 million and $19.1 million as of  December 31, 2024 and 2023, respectively, and included in “Accounts payable and accrued liabilities” within our accompanying consolidated balance sheets. Interest expense associated with our finance lease and outstanding debt obligations, including amortization of debt issuance costs and original discounts, was $140.3 million, $131.3 million, and $135.5 million for the years ended  December 31, 2024, 2023, and 2022, respectively.

Senior Notes

As of   December 31, 2024 and 2023, we had senior notes with an aggregate principal amount of $3,050.0 million and $2,850.0 million outstanding, respectively, and were in compliance with our financial and other debt covenants.

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

On  June 7, 2024, we completed a cash tender offer for $400.0 million, or 44.4%, of the aggregate principal amount of the 2025 Senior Notes. The consideration offered for each $1,000.0 principal amount of the 2025 Senior Notes was $987.09 (the "Purchase Price"). Net cash proceeds of the 2034 Senior Notes were used to pay the Purchase Price, plus accrued and unpaid interest. This reduced the outstanding balance to $500.0 million. We recognized a $3.6 million net gain on debt extinguishment comprised of $5.2 million for the discount paid below par, partially offset by $1.6 million of costs charged to expense on early debt modification.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities

We have a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,000 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company. The Syndicated Revolving Credit Facility  may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program. As of December 31, 2024, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. As of December 31, 2024 and 2023, the available capacity under the Syndicated Revolving Credit Facility was $995.4 million, which takes into account outstanding letters of credit of $4.6 million.

Debt Maturities

The following table reflects our debt maturities:

Years Ending	Amount
2025	$520.4
2026	9.3
2027	7.6
2028	4.0
2029	600.0
2030 and thereafter	1,950.0
Total	$3,091.3

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of December 31, 2024 and 2023. The common shares have rights to any dividend declared by our Board of Directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all eleven members of our Board of Directors. At December 31, 2024, 2023, and 2022, the adjusted closing price of our common stock was $275.43, $238.86, and $176.42 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of  December 31, 2024 and 2023.

On  February 14, 2024,  April 24, 2024,  July 24, 2024, and  October 23, 2024, our Board approved a cash dividend of $0.39 per share of common stock issued and outstanding to the holders of record as of  March 15, 2024,  June 15, 2024,  September 15, 2024, and December 13, 2024, respectively. Cash dividends of $221.3 million and $196.8 million were paid during the years ended  December 31, 2024 and 2023, respectively, and recorded as a reduction to retained earnings.

Share Repurchase Program

In  December 2023,  March 2024,  June 2024, and  August 2024, we entered into Accelerated Share Repurchase ("ASR") agreements (the  "December 2023 ASR Agreement",  "March 2024 ASR Agreement", "June 2024 ASR Agreement", and  "August 2024 ASR Agreement," respectively) to repurchase shares of our common stock for an aggregate purchase price of $250.0 million, $200.0 million, $150.0 million, and $400.0 million, respectively, with Goldman Sachs & Co. LLC, JPMorgan Chase Bank, N.A., Citibank, N.A., and Goldman Sachs & Co. LLC, respectively. All ASR agreements are accounted for as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. The forward stock purchase agreements are classified as equity instruments under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. The aggregate purchase price was recorded as a reduction to stockholders' equity in our consolidated statements of changes in stockholders' equity for the year ended December 31, 2024. Upon payment of the aggregate purchase price on  December 14, 2023,  March 13, 2024,  June 13, 2024, and August 7, 2024, we received initial deliveries of 873,479, 714,046, 483,761, and 1,302,981 shares of our common stock, respectively. Upon the final settlement of the  December 2023 ASR Agreement, the  March 2024 ASR Agreement,  June 2024 ASR Agreement, and the August 2024 ASR Agreement in  February 2024,  April 2024,  July 2024, and October 2024, respectively, we received 178,227, 148,286, 68,645, and 212,635 additional shares, respectively, as determined based on the volume weighted average share price of our common stock, less a discount, of $237.71, $231.93, $271.54, and $263.92, respectively, during the term of the  December 2023 ASR Agreement, the  March 2024 ASR Agreement, the  June 2024 ASR Agreement, and the August 2024 ASR Agreement, respectively. These repurchases for the year ended December 31, 2024 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

In November 2024, we entered into an additional ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $300.0 million with Citibank, N.A. This ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price of $300.0 million on November 12, 2024, we received 885,663 shares of our common stock at an initial price of $287.92 per share, representing an initial delivery of approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in January 2025, we received 189,909 additional shares as determined by the daily volume weighted average share price of our common stock, less a discount, of $278.92 during the term of this ASR agreement.

For the year ended December 31, 2024, we repurchased 3,994,244 shares of common stock as part of the Repurchase Program, inclusive of the ASRs and open market repurchases, at a weighted average price of $263.04 per share. We utilized cash received from operations to fund these repurchases. As of December 31, 2024, we had $591.5 million available to repurchase shares through our Repurchase Program.

Treasury Stock

As of December 31, 2024, our treasury stock consisted of 403,588,401 shares of common stock. During the years ended December 31, 2024, 2023, and 2022, we transferred 1,100,152, 1,457,514, and 1,650,460 shares of common stock, from the treasury shares at a weighted average price of $23.40, $19.50, and $14.25 per share, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted EPS computations for the years ended December 31:

	2024	2023	2022
	(In millions, except for share and per share data)
Numerator used in basic and diluted EPS:
Income from continuing operations	$950.7	$768.4	$1,042.1
Less: Net loss (income) attributable to noncontrolling interests	0.7	0.2	(0.4)
Income (loss) from discontinued operations, net of tax	6.8	(154.0)	(87.8)
Net income attributable to Verisk	$958.2	$614.6	$953.9
Denominator:
Weighted average number of common shares used in basic EPS	142,154,655	146,623,989	157,905,718
Effect of dilutive shares:
Potential common shares issuable from stock options and stock-based awards	687,606	712,170	1,023,224
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	142,842,261	147,336,159	158,928,942

The potential shares of common stock that were excluded from diluted EPS were 227,384, 540,221, and 1,350,159 at December 31, 2024, 2023, and 2022, respectively, because the effect of including those potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive income (losses) as of December 31:

	2024	2023
Foreign currency translation adjustment	$90.1	$130.7
Pension and postretirement adjustment, net of tax	(75.1)	(72.5)
Accumulated other comprehensive income	$15.0	$58.2

The before tax and after tax amounts of other comprehensive (loss) income for the years ended December 31, 2024, 2023, and 2022 are summarized below:

		Tax Benefit
	Before Tax	(Expense)	After Tax
December 31, 2024
Foreign currency translation adjustment attributable to Verisk	$(40.6)	$—	$(40.6)
Foreign currency translation adjustment attributable to noncontrolling interests	0.9	—	0.9
Foreign currency translation adjustment	(39.7)	—	(39.7)
Pension and postretirement adjustment before reclassifications	0.4	0.1	0.5
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (losses) (1)	(4.1)	1.0	(3.1)
Pension and postretirement adjustment	(3.7)	1.1	(2.6)
Total other comprehensive loss	$(43.4)	$1.1	$(42.3)
December 31, 2023
Foreign currency translation adjustment attributable to Verisk	$67.0	$—	$67.0
Foreign currency translation adjustment attributable to noncontrolling interests	0.6	—	0.6
Cumulative translation adjustment recognized upon deconsolidation of the Energy business	700.6	—	700.6
Foreign currency translation adjustment	768.2	—	768.2
Pension and postretirement adjustment before reclassifications	35.1	(8.9)	26.2
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (losses) (1)	(5.8)	1.4	(4.4)
Pension and postretirement adjustment	29.3	(7.5)	21.8
Total other comprehensive income	$797.5	$(7.5)	$790.0
December 31, 2022
Foreign currency translation adjustment	$(298.9)	$—	$(298.9)
Foreign currency translation adjustment attributable to noncontrolling interests	(1.4)	—	(1.4)
Foreign currency translation adjustment	(300.3)	—	(300.3)
Pension and postretirement adjustment before reclassifications	(45.7)	13.5	(32.2)
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (losses) (1)	(4.4)	(1.1)	(5.5)
Pension and postretirement adjustment	(50.1)	12.4	(37.7)
Total other comprehensive loss	$(350.4)	$12.4	$(338.0)

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

401K and Stock Ownership Plan ("KSOP")

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

Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $23.0 thousand for 2024, $22.5 thousand for 2023 and $20.5 thousand for 2022. Certain eligible participants (age 50 and older) may contribute an additional $7.5 thousand for 2024 and 2023, and $6.5 thousand for 2022.After-tax contributions are limited to 10.0% of a participant’s compensation. Effective January 1, 2019, we increased the matching contributions to 100.0% of the first 6.0% of the participant’s contribution. The 401(k) matching contributions under the KSOP for the years ended December 31, 2024, 2023, and 2022, were $33.8 million, $32.4 million, and $40.0 million, respectively; which, at our option, were funded in cash.

In 2005, we established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the qualified pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees participated in the Profit Sharing Plan if they completed 1,000 hours of service each plan year and were employed on December 31 of that year. We can make a discretionary contribution to the Profit Sharing Plan based on our annual performance. Participants vest once they have completed four years and 1,000 hours of service. For the years ended December 31, 2024, 2023, and 2022, there were no profit sharing contributions.

Equity Compensation Plans

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan, or our 2013 Incentive Plan. Awards under our 2021 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of December 31, 2024, there were 12,813,327 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the years ended  December 31, 2024 and December 31, 2023 was $124.8 million and $141.9 million, respectively. We issued common stock under these plans from our treasury shares. We have granted equity awards to key employees and directors. The ultimate realization of the PSUs may range from 0% to 200% of the recipient’s target levels established on the grant date.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021 Incentive Plan as of December 31, 2024, 2023, and 2022 and changes during the years are presented below.

	Stock Option			Restricted Stock		PSU
					Weighted			Weighted
		Weighted			Average			Average
		Average	Aggregate		Grant Date			Grant Date
	Number	Exercise	Intrinsic	Number	Fair Value	Number		Fair Value
	of Options	Price	Value	of Shares	Per Share	of Shares		Per Share
			(in millions)
Outstanding at January 1, 2022	5,067,098	$115.73	$572.6	351,504	$161.33	163,123		$192.99
Granted	653,802	$196.64		201,617	$193.33	111,333		$168.63
Dividend reinvestment	—	$—		—	$—	1,371		N/A
Exercised or lapsed	(1,435,673)	$92.38	$129.1	(205,407)	$157.22	(54,927)		$174.42
Canceled, expired or forfeited	(261,411)	$181.48		(40,139)	$182.35	(21,406)		$202.55
Outstanding at December 31, 2022	4,023,816	$132.90	$193.3	307,575	$182.07	199,494		$195.34
Granted	211,945	$185.29		194,236	$185.22	48,486		$212.86
Dividend reinvestment	—	$—		—	$—	1,142		N/A
Exercised or lapsed	(1,295,815)	$108.85	$118.1	(178,602)	$179.39	(45,997)		$192.93
Canceled, expired or forfeited	(227,436)	$187.56		(32,170)	$183.25	(21,889)		$207.27
Outstanding at December 31, 2023	2,712,510	$143.91	$257.6	291,039	$186.28	181,236		$199.62
Granted	203,884	$237.10		155,304	$237.93	47,838		$265.94
Dividend reinvestment	—	$—		—	$—	1,073		N/A
Exercised or lapsed	(976,351)	$127.80	$124.8	(120,287)	$188.06	(47,821)		$210.07
Canceled, expired or forfeited	(29,710)	$199.81		(18,515)	$207.81	(1,870)		$210.07
Outstanding at December 31, 2024	1,910,333	$161.16	$218.3	307,541	$210.62	180,456		$205.10
Exercisable at December 31, 2024	1,345,181	$142.14	$179.3
Exercisable at December 31, 2023	1,947,253	$127.43	$217.0
Nonvested at December 31, 2024	565,152			307,541		180,456
Expected to vest at December 31, 2024	462,867			264,717		246,313	(1)

_______________

(1)	Includes estimated performance achievement

The fair value of our stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table during the years ended December 31:

	2024	2023	2022
Option pricing model	Black-Scholes	Black-Scholes	Black-Scholes
Weighted average grant price	$237.10	$185.29	$196.64
Expected volatility	23.51%	27.28%	25.33%
Risk-free interest rate	3.89%	3.77%	1.55%
Expected term in years	3.7	4.0	4.2
Dividend yield	0.66%	0.66%	0.60%
Weighted average grant date fair value per stock option	$53.45	$48.14	$42.25

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our nonvested options and changes are presented below:

	Number of Options	Weighted Average Grant-Date Fair Value Per Share
Nonvested balance at January 1, 2022	1,893,506	$28.49
Granted	653,802	$42.25
Vested	(964,156)	$22.97
Cancelled or expired	(261,411)	$35.23
Nonvested balance at December 31, 2022	1,321,741	$34.65
Granted	211,945	$52.69
Vested	(540,993)	$33.08
Cancelled or expired	(227,436)	$38.03
Nonvested balance at December 31, 2023	765,257	$39.74
Granted	203,884	$53.75
Vested	(374,279)	$36.67
Cancelled or expired	(29,710)	$44.34
Nonvested balance at December 31, 2024	565,152	$46.59

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date. Excess tax benefits of $27.3 million, $20.6 million, and $26.5 million from exercised stock options were recorded as income tax benefit in our accompanying consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively. Stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022 was $47.9 million, $54.0 million, and $56.5 million, respectively. As of December 31, 2024, the weighted average remaining contractual terms were 5.5 and 4.5 years for outstanding and exercisable stock options, respectively. As of December 31, 2023, the weighted average remaining contractual terms were 5.6 years and 4.8 years for outstanding and exercisable stock options, respectively.

As of December 31, 2024, there was $75.1 million of total unrecognized compensation cost, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted-average period of 2.26 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the years ended December 31, 2024, 2023, and 2022, we granted 3,268, 5,144, and 9,370 stock options under the U.K. Sharesave Plan at a discounted exercise price of $257.05, $227.65, and $178.26, respectively. As of December 31, 2024, there were 442,363 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

We also offer eligible employees the opportunity to participate in an ESPP. Under our ESPP, participating employees may authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25.0 thousand in any calendar year, to purchase shares of our common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, our ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the years ended December 31, 2024, 2023, and 2022, we issued 16,964, 18,636, and 30,398 shares of common stock at a weighted average discounted price of $247.44, $209.68, and $174.66, respectively. As of December 31, 2024, there were 1,160,295 shares of common stock reserved and available for future issuance under our ESPP.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Pension and Postretirement Benefits:

We have a frozen qualified defined benefit pension plan for certain of our employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. Prior to the freeze, we applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which was credited annually based on salary rates determined by years of service, as well as the interest earned on the previous year-end cash balance. We also have a non-qualified frozen supplemental cash balance plan (“SERP”) for certain employees. Our SERP is funded from our general assets. We contributed $0.7 million to our SERP in 2024 and $1.7 million in 2023, respectively, and expect to contribute $0.8 million in 2025.

Our Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. No minimum contribution requirement was and is expected for 2024 and 2023, respectively.

We also provide certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage. We do not expect to contribute to our Postretirement Plan in 2025.

The following table sets forth the changes in the benefit obligations and the plan assets, the funded status of the Pension Plan, SERP, and Postretirement Plan, and the amounts recognized in our consolidated balance sheets at December 31:

	Pension Plan and SERP		Postretirement Plan
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at January 1	$317.8	$330.9	$4.1	$4.2
Interest cost	16.1	17.1	0.1	0.2
Actuarial (gain) loss	(7.8)	(0.8)	(0.4)	1.1
Plan participants’ contributions	—	—	1.4	1.3
Benefits paid	(28.1)	(29.4)	(2.2)	(2.7)
Benefit obligation at December 31	$298.0	$317.8	$3.0	$4.1
Accumulated benefit obligation at December 31	$298.0	$317.8
Change in plan assets:
Fair value of plan assets at January 1	$425.9	$406.3	$8.1	$7.6
Actuarial gain	11.0	47.3	—	0.4
Employer contributions, net	0.7	1.7	0.8	1.5
Plan participants’ contributions	—	—	1.4	1.3
Benefits paid	(28.1)	(29.4)	(2.2)	(2.7)
Fair value of plan assets at December 31	$409.5	$425.9	$8.1	$8.1
Funded status at December 31	$(111.5)	$(108.1)	$(5.1)	$(4.0)
Amounts recognized in the consolidated balance sheets consist of:
Pension assets, noncurrent (1)	$(120.4)	$(117.4)	$(5.1)	$(4.0)
Pension, SERP and postretirement benefits, current (2)	0.7	1.0	—	—
Pension, SERP and postretirement benefits, noncurrent (3)	8.2	8.3	—	—
Total Pension, SERP and Postretirement benefits	$(111.5)	$(108.1)	$(5.1)	$(4.0)

_______________

(1)  Included in "Other noncurrent assets" in our accompanying consolidated balance sheets

(2)  Included in "Accounts payable and accrued liabilities" in our accompanying consolidated balance sheets

(3)  Included in "Other noncurrent liabilities" in our accompanying consolidated balance sheets

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax components included within accumulated other comprehensive losses as of December 31 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	2024	2023	2024	2023
Prior service cost	$2.3	$2.4	$—	$—
Actuarial losses	122.6	118.3	3.1	3.6
Accumulated other comprehensive losses, pretax	$124.9	$120.7	$3.1	$3.6

The pre-tax components of net periodic benefit (credit) cost and the amounts recognized in other comprehensive income are summarized below for the years ended December 31:

	Pension Plan and SERP			Postretirement Plan
	2024	2023	2022	2024	2023	2022
Interest cost	$16.1	$17.1	$14.7	$0.1	$0.2	$0.1
Expected return on plan assets	(26.8)	(24.1)	(28.2)	(0.2)	(0.1)	(0.2)
Amortization of prior service cost reclassified from accumulated other comprehensive income	0.2	0.2	0.2	—	—	—
Amortization of net actuarial loss reclassified from accumulated other comprehensive income	3.6	5.2	4.0	0.3	0.4	0.2
Net periodic (credit) benefit cost	(6.9)	(1.6)	(9.3)	0.2	0.5	0.1
Less: Amortization of prior service cost reclassified from accumulated other comprehensive income	(0.1)	(0.2)	(0.2)	—	—	—
Less: Amortization of actuarial loss reclassified from accumulated other comprehensive losses	(0.1)	(0.1)	(0.2)	—	—	—
Less: Net loss recognized reclassified from accumulated other comprehensive losses	(3.5)	(5.1)	(3.8)	(0.3)	(0.4)	(0.2)
Actuarial loss (gain)	7.9	(24.3)	53.5	(0.2)	0.8	1.0
Total recognized in other comprehensive income	4.2	(29.7)	49.3	(0.5)	0.4	0.8
Total recognized in net periodic benefit credit and other comprehensive (income) loss	$(2.7)	$(31.3)	$40.0	$(0.3)	$0.9	$0.9

The weighted-average assumptions used to determine benefit obligations as of December 31, 2024 and 2023 and net periodic benefit (credit) cost for the years 2024, 2023 and 2022 are provided below:

	Pension Plan and SERP			Postretirement Plan
Weighted-average assumptions used to determine benefit obligations:	2024	2023		2024	2023
Discount rate	5.64%	5.37%		5.17%	4.75%
Expected return on plan assets	6.50%	6.50%		1.75%	1.75%
Cash balance interest credit rate	5.42%	4.43%		N/A

Weighted-average assumptions used to determine net periodic benefit (credit) cost:	2024	2023	2022	2024	2023	2022
Discount rate	5.37%	5.48%	2.75%	4.75%	5.25%	2.25%
Expected return on plan assets	6.50%	6.25%	6.25%	1.75%	1.75%	1.75%
Cash balance interest credit rate	5.42%	4.43%	2.57%	N/A

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the Postretirement Plan are net of the federal Medicare subsidy.

	Pension Plan	Postretirement
	and SERP	Plan
	Gross	Gross	Medicare	Net
	Benefit	Benefit	Subsidy	Benefit
	Amount	Amount	Payments	Amount
2025	$29.0	$0.6	$—	$0.6
2026	$28.6	$0.5	$—	$0.5
2027	$28.7	$0.4	$—	$0.4
2028	$27.4	$0.4	$—	$0.4
2029	$26.1	$0.3	$—	$0.3
2030 and thereafter	$118.9	$1.1	$—	$1.1

The healthcare cost trend rate for 2024 was 8.75% gradually decreasing to 4.5% in 2042. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan.

The subsidy benefit from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced our accumulated postretirement benefit assets by approximately $1.0 million as of December 31, 2024 and 2023. The subsidy cost increased the net periodic benefit cost by approximately $132.9 thousand, $118.1 thousand, and $80.7 thousand in fiscal 2024, 2023 and 2022, respectively.

The expected return on our Pension Plan assets as of December 31, 2024 and 2023 was 6.50% and 6.25%, respectively, which was determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast after adjusting for the target investment allocation and reflecting the current economic environment. During the first quarter of 2024 and as of December 31, 2023, the investment guidelines on our Pension Plan assets had targeted an investment allocation of 40% to equity securities and 60% to debt securities. Our Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms.

The asset allocation at December 31, 2024 and 2023, and target allocation by asset category are as follows:

	Target	Percentage of Plan Assets
Asset Category	Allocation	2024	2023
Equity securities	40.0%	36.5%	40.0%
Debt securities	60.0	57.5	53.5
Real Estate	—	4.9	5.3
Other	—	1.1	1.2
Total	100.0%	100.0%	100.0%

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also maintain a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The asset allocation for our VEBA Plan at December 31, 2024 and 2023 was 100% in debt securities.

There were no transfers among Levels 1, 2, or 3 for the years ended December 31, 2024 and 2023. Refer to Note 7. Fair Value Measurements for further discussion with respect to fair value hierarchy. The following table summarizes the fair value measurements by level of our Pension Plan and Postretirement Plan assets:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
		Identical Assets	Inputs
	Total	(Level 1)	(Level 2)
December 31, 2024
Equity
Managed equity accounts (1)	$117.0	$117.0	$—
Equity — pooled separate account (2)	32.4	—	32.4
Debt
Fixed income manager — separately managed account (5)	235.7	—	235.7
Fixed income manager — government securities (3)	8.1	8.1	—
Others
Cash — pooled separate account (2)	4.5	—	4.5
Global real estate account (4)	19.9	—	19.9
Total	$417.6	$125.1	$292.5
December 31, 2023
Equity
Managed equity accounts (1)	$131.6	$131.6	$—
Equity — pooled separate account (2)	38.6	—	38.6
Debt
Fixed income manager — separately managed account (5)	138.9	—	138.9
Fixed income manager — pooled separate account (2)	89.2	—	89.2
Fixed income manager — government securities (3)	8.1	8.1	—
Others
Cash — pooled separate account (2)	5.2	—	5.2
Global real estate account (4)	22.4	—	22.4
Total	$434.0	$139.7	$294.3

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

The CODM uses EBITDA and consolidated net income to set budgets, evaluate margins, review actual results and in deciding whether to reinvest profits into the business, pursue acquisitions, pay dividends and/or engage in other capital management transactions. Consolidated net income is the measure of segment profit most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance. For the year ended December 31, 2024 and December 31, 2023 results, please refer to the Consolidated Statements of Income for information regarding revenues, expenses, and the measure of profit and loss, which is net income. The CODM regularly reviews the Consolidated Statement of Operations. As of  February 1, 2023, we have determined that we have one operating segment and one reportable segment, Insurance, on a prospective basis. We have included the results of our disposed of segments below for comparability purposes. See Note 6. Revenues for information on disaggregated revenues by type of service and by country. Segment assets is reported on the balance sheet as total consolidated assets.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides our revenue and EBITDA by reportable segment for the year ended December 31, 2022, as well as a reconciliation of EBITDA to net income:

	2022
	Insurance	Energy and Specialized Markets	Financial Services	Total
Revenues	$2,437.0	$22.4	$37.6	$2,497.0
Expenses:
Cost of revenues (exclusive of items shown separately below)	(781.9)	(19.1)	(23.6)	(824.6)
Selling, general and administrative	(347.4)	(26.7)	(7.4)	(381.5)
Other operating (loss) gain	-	450.0	(95.8)	354.2
Investment income (loss)	(4.7)	(0.4)	(0.2)	(5.3)
EBITDA from discontinued operations of the Energy business	-	(117.9)	-	(117.9)
EBITDA	$1,303.0	$308.3	$(89.4)	$1,521.9
EBITDA from discontinued operations of the Energy business				117.9
Depreciation and amortization of fixed assets				(164.2)
Amortization of intangible assets				(74.4)
Interest expense				(138.8)
Provision for income taxes				(220.3)
Income (loss) from discontinued operations				(87.8)
Net income				$954.3

Long-lived assets by country are provided below as of December 31:

	2024	2023
Long-lived assets:
U.S.	$2,303.1	$2,455.7
U.K.	589.4	597.9
Other countries	460.6	502.4
Total long-lived assets	$3,353.1	$3,556.0

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    Related Parties:

We consider our stockholders that own more than 5% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. We had no material transactions with related parties owning more than 5% of the entire class of stock for the years ended December 31, 2024 and 2023.

Therese M. Vaughan, one of our directors, was also a director of American International Group ("AIG") until  January 31, 2024. AIG is a customer of Verisk, and our revenue from AIG is approximately 1% of our consolidated revenue in 2024 and 2023.

Greg Hendrick, one of our directors, is the CEO of Vantage Risk. There are no material transactions with Vantage Risk.

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

Telematics Litigation

As of April 19, 2024, various Plaintiffs filed a total of twenty separate putative class action lawsuits, sixteen against General Motors LLC (“GM”), OnStar LLC (“OnStar”), LexisNexis Risk Solutions, Inc. (“LexisNexis”) and Verisk Analytics Inc. in the United States District Courts for the Northern District of Georgia, the Eastern District of Michigan, Central District of California, District of New Jersey, Southern District of New York, Northern District of Alabama, Northern District of Illinois and District of South Carolina, and four against Hyundai Motor America (“Hyundai”) and Verisk in the Central District of California and District of New Jersey, all of which have been dismissed to date. The Complaints generally allege that the auto manufacturer Defendants collected consumers’ driver behavior data through vehicle software, transmitted it to LexisNexis and Verisk, and that LexisNexis and Verisk shared the data with auto insurance companies, without the individuals’ knowledge or consent. Plaintiffs seek certification of both nationwide classes of individuals and subclasses of various state residents who had their vehicle’s driving data collected by Defendants and shared with a third party without their consent. The Plaintiffs also seek actual, statutory and punitive damages, injunctive relief, as well as reasonable attorney’s fees and other costs. On June 7, the Judicial Panel on Multidistrict Litigation transferred all GM-related lawsuits to the U.S. District Court for the Northern District of Georgia (In Re: Consumer Vehicle Driving Data Tracking Litigation, MDL Case No. 1:24-md-03115-TWT). All discovery proceedings have been stayed. The matters pending against Verisk in the MDL were voluntarily dismissed on December 13, 2024, and a new putative class action, Adam Dinitz, et al. v. Verisk Analytics, Inc. (“Dinitz”), was filed in the District of New Jersey federal court, Case No. 24-11157, to include those dismissed matters and additional named Plaintiffs. Dinitz was transferred to the Northern District of Georgia to be part of the consolidated MDL. A related amended Master Consolidated class action Complaint was also filed in the MDL on December 13, 2024. At this time, it is not possible to reasonably estimate the liability related to these and other associated matters, as they are still in their early stages.

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

On  January 30, 2023, Plaintiffs Justin Ahringer and Michael Donner filed a putative class action lawsuit in the United States District Court, Central District of California, titled Ahringer et al. v. LoanDepot, Inc. and Verisk Analytics, Inc. d/b/a Jornaya, Case No.: 8:23-cv-00186. Plaintiffs assert violations of California’s Invasion of Privacy Act, Unfair Competition Law, and a violation of class members’ privacy rights under the California Constitution. Plaintiffs allege that the Defendants recorded visitors’ electronic communications without their consent. Plaintiffs seek to certify a nationwide class of individuals who visited LoanDepot.com and provided personal information on the website’s forms to receive a quote or apply for a loan. They allege that the aggregate claims of all members of the proposed class exceeds $5.0 million. Plaintiffs seek compensatory, statutory or punitive damages or restitution, as well as reasonable attorney’s fees and other costs. We filed a motion to dismiss Plaintiffs’ claims on  April 13, 2023. The parties engaged in jurisdictional discovery in response to the court’s demand to Plaintiff to demonstrate why this case should not be dismissed for lack of subject matter jurisdiction. The court found jurisdiction is proper and partially denied our motion on  February 7, 2024. We filed our Answer to Plaintiffs' Complaint on  February 22, 2024. The parties agreed to a settlement. The court granted the Parties' joint stipulation of dismissal, thereby dismissing all claims in the case. The case has been marked closed.

On  June 27, 2022, Plaintiff Loretta Williams brought a putative class action against Lead Intelligence, Inc. d/b/a Jornaya (“we,” “our,” or “us”) in the United States District Court for the Northern District of California, titled Williams v. DDR Media, LLC and Lead Intelligence, Inc. d/b/a Jornaya, Civil Action No. 3:22-cv-03789. The Complaint alleges that the Defendants violated the California Invasion of Privacy Act, Cal. Penal Code 631 (“CIPA”) and invaded Plaintiff’s and class members’ privacy rights when Defendants purportedly recorded visitors’ visits to the scrappyrent2own.com website without prior express consent. It is further alleged that this conduct constitutes a violation of the California Unfair Competition Law, Cal. Bus. Prof. Code Section 17200 et seq. and the California Constitution. The Complaint seeks class certification, injunctive relief, statutory damages in the amount of $5,000 for each violation, attorneys fees and other litigation costs. Our motion to compel arbitration was fully briefed as of  January 27, 2023. It was denied on  February 28, 2023. We filed a motion to dismiss Plaintiff’s claims on  April 13, 2023. On  August 18, 2023 the court granted our motion, dismissing Plaintiff’s claims without prejudice, but giving Plaintiff an opportunity to amend her claims by  September 20, 2023. Plaintiff filed a Second Amended Complaint (“SAC”) on  September 20, 2023. Our motion to dismiss the SAC was fully briefed on  December 18, 2023. It was denied on  January 30, 2024. The court held an initial case management conference for  February 9, 2024 and allowed the parties to engage in limited discovery. Our motion for summary judgment was filed on July 19, 2024 and oral argument was held on September 20, 2024. On November 20, 2024, the Court granted our motion for summary judgment. The case has been marked closed.

On  December 15, 2021, Plaintiff Jillian Cantinieri brought a putative class action against Verisk Analytics, Insurance Services Office and ISO Claims Services, Inc. (“we,” “our,” or “us”) in the United States District Court for the Eastern District of New York, titled Cantinieri v. Verisk Analytics Inc., et al., Civil Action No. 2:21-cv-6911. The Complaint alleges that we failed to safeguard the personally identifiable information (PII) of Plaintiff and the members of the proposed classes from a purported breach of our databases by unauthorized entities. Plaintiff and class members allege actual and imminent injuries, including theft of their PII, fraudulent activity on their financial accounts, lowered credit scores, and costs associated with detection and prevention of identity theft and fraud. They seek to recover compensatory, statutory and punitive damages, disgorgement of earnings and profits, and attorney’s fees and costs. We filed our motion to dismiss Plaintiff’s claims on  April 22, 2022. On March 30, 2023, the court denied our motion to dismiss without prejudice, allowing us an opportunity to re-file the motion once limited jurisdictional discovery has been completed. Our renewed motion to dismiss was fully briefed on  February 16, 2024. On December 23, 2024, the Court granted our motion to dismiss. The case has been marked closed.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.   Subsequent Events:

In  January 2025, we granted 212,590 nonqualified stock options, 125,835 shares of restricted stock, and 46,225 PSUs to key employees. The nonqualified stock options and restricted stock have a graded service vesting period of four years. The PSUs granted consisted of 28,822 TSR-based PSUs and 17,403 ROIC-based PSUs.

On  February 19, 2025, our Board of Directors approved a cash dividend of $0.45 per share of common stock issued and outstanding, payable on  March 31, 2025, to holders of record as of  March 14, 2025. Our Board of Directors also approved an additional share repurchase authorization of up to $1.0 billion.

**************

Supplementary Financial Information (Unaudited)

Schedule II

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2024, 2023, and 2022

(In millions)

	Balance at	Charged to
	Beginning	Costs and	Deductions—	Balance at
Description	of Year	Expenses (1)	Write-offs (2)	End of Year
Year ended December 31, 2024
Allowance for doubtful accounts	$15.1	$13.3	$(5.9)	$22.5
Valuation allowance for income taxes	$5.6	$1.1	$(2.5)	$4.2
Year ended December 31, 2023
Allowance for doubtful accounts	$14.3	$8.7	$(7.9)	$15.1
Valuation allowance for income taxes	$45.3	$1.2	$(40.9)	$5.6
Year ended December 31, 2022
Allowance for doubtful accounts	$15.4	$6.4	$(7.5)	$14.3
Valuation allowance for income taxes	$38.3	$41.2	$(34.2)	$45.3

(1)	Primarily additional reserves for bad debts

(2)	Primarily accounts receivable balances written off, net of recoveries, the expiration of loss carryforwards, and businesses held for sale

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Verisk Analytics, Inc. effective May 25, 2022, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 25, 2022.

3.2	Amended and Restated By-Laws of Verisk Analytics, Inc. effective May 25, 2022, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 25, 2022.

4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 dated September 21, 2009.

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

4.9

Description of Verisk Analytics, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act, incorporated herein by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K dated February 21, 2024.

4.10	Third Supplemental Indenture, dated March 7, 2023, between Verisk Analytics, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 7, 2023.

4.11	Fourth Supplemental Indenture, dated June 5, 2024, between Verisk Analytics, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 5, 2024.

10.1	401(k) Savings Plan and Employee Stock Ownership Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 dated August 12, 2008.

10.2	Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 dated September 21, 2009.

10.3	Form of Letter Agreement, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated October 7, 2008.

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

10.20	Form of Confirmation - Fixed Dollar Accelerated Share Repurchase Transaction, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 7, 2023.

10.21	Fifth Amendment to Second Amended and Restated Credit Agreement dated as of April 5, 2023 among Verisk Analytics, Inc., as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent.

19.1	Insider Trading Policy dated February 17, 2021*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32.1

Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Verisk Analytics, Inc. Financial Statement Compensation Recoupment Policy, as amended and restated as of December 16, 2024.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	Inline XBRL Taxonomy Definition Linkbase.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2025.

VERISK ANALYTICS, INC. (Registrant)

/S/ Lee M. Shavel
Lee M. Shavel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2025.

Signature	Capacity

/S/ LEE M. SHAVEL	Chief Executive Officer (principal executive officer and director)
Lee M. Shavel

/S/ ELIZABETH MANN	Chief Financial Officer
Elizabeth Mann	(principal financial officer)

/S/ DAVID J. GROVER	Controller and Chief Accounting Officer
David J. Grover	(principal accounting officer)

/S/ BRUCE HANSEN	Independent Chair
Bruce Hansen

/S/ VINCENT BROOKS	Director
Vincent K. Brooks

/S/ JEFFREY DAILEY	Director
Jeffrey Dailey

/S/ GREGORY HENDRICK	Director
Gregory Hendrick

/S/ KATHLEEN A. HOGENSON	Director
Kathleen A. Hogenson

/S/ WENDY LANE	Director
Wendy Lane

/S/ SAMUEL G. LISS	Director
Samuel G. Liss

/S/ OLUMIDE SOROYE	Director
Olumide Soroye

/S/ KIMBERLY S. STEVENSON	Director
Kimberly S. Stevenson

/S/ THERESE M. VAUGHAN	Director
Therese M. Vaughan