Form 10-Q
period 2025-03-31
Verisk Analytics, Inc.
filed 2025-05-07
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, there were 139,884,077 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
	(in millions, except for share and per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$1,112.1	$291.2
Accounts receivable, net of allowance for doubtful accounts of $26.3 and $22.5, respectively	564.4	434.4
Prepaid expenses	65.6	72.8
Income taxes receivable	—	83.3
Other current assets	30.0	29.9
Total current assets	1,772.1	911.6
Noncurrent assets:
Fixed assets, net	596.0	605.9
Operating lease right-of-use assets, net	151.9	156.0
Intangible assets, net	381.6	392.4
Goodwill	1,748.7	1,726.6
Deferred income tax assets	35.3	34.3
Other noncurrent assets	436.5	437.9
Total assets	$5,122.1	$4,264.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$206.7	$249.8
Short-term debt and current portion of long-term debt	518.0	514.2
Deferred revenues	584.8	447.2
Operating lease liabilities	29.1	26.0
Income taxes payable	59.5	1.7
Total current liabilities	1,398.1	1,238.9
Noncurrent liabilities:
Long-term debt	3,234.5	2,546.9
Deferred income tax liabilities	183.7	191.6
Operating lease liabilities	153.8	158.7
Other noncurrent liabilities	28.2	23.6
Total liabilities	4,998.3	4,159.7
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 139,957,796 and 140,414,637 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	3,025.4	2,994.0
Treasury stock, at cost, 404,045,242 and 403,588,401 shares, respectively	(10,271.2)	(10,062.4)
Retained earnings	7,322.9	7,153.4
Accumulated other comprehensive income	45.8	15.0
Total Verisk stockholders' equity	123.0	100.1
Noncontrolling interests	0.8	4.9
Total stockholders’ equity	123.8	105.0
Total liabilities and stockholders’ equity	$5,122.1	$4,264.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in millions, except for share and per share data)
Revenues	$753.0	$704.0
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	230.8	227.8
Selling, general and administrative	108.9	92.9
Depreciation and amortization of fixed assets	67.4	57.4
Amortization of intangible assets	15.8	18.5
Total operating expenses, net	422.9	396.6
Operating income	330.1	307.4
Other income (expense):
Investment gain (loss)	2.6	(3.3)
Interest expense, net	(36.3)	(28.9)
Total other expense, net	(33.7)	(32.2)
Income from continuing operations before income taxes	296.4	275.2
Provision for income taxes	(64.1)	(55.8)
Net income	232.3	219.4
Less: Net loss attributable to noncontrolling interests	—	0.2
Net income attributable to Verisk	$232.3	$219.6
Basic net income per share attributable to Verisk:	$1.66	$1.53
Diluted net income per share attributable to Verisk:	$1.65	$1.52
Weighted-average shares outstanding:
Basic	140,294,117	143,298,163
Diluted	140,939,555	143,973,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Net income	$232.3	$219.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	30.3	(14.3)
Pension and postretirement liability adjustment	0.9	0.8
Total other comprehensive income (loss)	31.2	(13.5)
Comprehensive income	263.5	205.9
Less: Comprehensive loss (income) attributable to noncontrolling interests	0.4	(1.1)
Comprehensive income attributable to Verisk	$263.9	$204.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended March 31, 2025 and 2024

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, January 1, 2025	544,003,038	$0.1	$2,994.0	$(10,062.4)	$7,153.4	$15.0	$100.1	$4.9	$105.0
Net income	—	—	—	—	232.3	—	232.3	—	232.3
Other comprehensive income	—	—	—	—	—	30.8	30.8	0.4	31.2
Investment in noncontrolling interests	—	—	—	—	—	—	—	(4.5)	(4.5)
Common stock dividend (1)	—	—	—	—	(62.8)	—	(62.8)	—	(62.8)
Treasury stock acquired (760,379 shares)	—	—	45.0	(245.1)	—	—	(200.1)	—	(200.1)
Treasury stock shares repurchased not yet settled	—	—	(30.0)	30.0	—	—	—	—	—
Excise tax associated with share repurchases	—	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Stock options exercised (195,474 shares transferred from treasury stock)	—	—	20.0	4.9	—	—	24.9	—	24.9
Performance share units ("PSU") lapsed (40,780 shares issued from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
Restricted stock ("RSAs") lapsed (61,175 shares transferred from treasury stock)	—	—	(1.9)	1.9	—	—	—	—	—
Stock-based compensation expense	—	—	15.5	—	—	—	15.5	—	15.5
Net share settlement from RSAs (65,215 shares withheld for tax settlement)	—	—	(17.9)	—	—	—	(17.9)	—	(17.9)
Other stock issuances (6,109 shares transferred from treasury stock)	—	—	1.3	0.2	—	—	1.5	—	1.5
Balance, March 31, 2025	544,003,038	$0.1	$3,025.4	$(10,271.2)	$7,322.9	$45.8	$123.0	$0.8	$123.8

Balance, January 1, 2024	544,003,038	$0.1	$2,872.3	$(9,037.5)	$6,416.9	$58.2	$310.0	$12.2	$322.2
Net income (loss)	—	—	—	—	219.6	—	219.6	(0.2)	219.4
Other comprehensive (loss) income	—	—	—	—	—	(14.6)	(14.6)	1.1	(13.5)
Investment in noncontrolling interests	—	—	(7.0)	—	—	—	(7.0)	(7.5)	(14.5)
Common stock dividend (1)	—	—	—	—	(55.6)	—	(55.6)	—	(55.6)
Treasury stock acquired (892,273 shares)	—	—	37.5	(237.6)	—	—	(200.1)	—	(200.1)
Treasury stock shares repurchased not yet settled	—	—	(30.0)	30.0	—	—	—	—	—
Excise tax associated with share repurchases	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Stock options exercised (278,561 shares transferred from treasury stock)	—	—	22.7	6.3	—	—	29.0	—	29.0
PSUs lapsed (27,819 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
RSAs lapsed (55,959 shares transferred from treasury stock)	—	—	(1.3)	1.3	—	—	—	—	—
Stock-based compensation expense	—	—	13.2	—	—	—	13.2	—	13.2
Net share settlement from RSAs (50,998 shares withheld for tax settlement)	—	—	(12.1)	—	—	—	(12.1)	—	(12.1)
Other stock issuances (6,390 shares transferred from treasury stock)	—	—	0.9	0.1	—	—	1.0	—	1.0
Balance, March 31, 2024	544,003,038	$0.1	$2,895.6	$(9,238.0)	$6,580.9	$43.6	$282.2	$5.6	$287.8

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$232.3	$219.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	67.4	57.4
Amortization of intangible assets	15.8	18.5
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.6	0.4
Provision for doubtful accounts	5.3	3.4
Impairment of cost-based investments	—	1.0
Stock-based compensation expense	15.6	13.2
Deferred income taxes	(9.7)	(8.3)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(133.6)	(155.9)
Prepaid expenses and other assets	11.1	0.3
Operating lease right-of-use assets, net	5.6	6.6
Income taxes	141.1	58.0
Accounts payable and accrued liabilities	(44.5)	(99.4)
Deferred revenues	136.7	260.8
Operating lease liabilities	(3.7)	(7.3)
Other liabilities	4.7	4.1
Net cash provided by operating activities	444.7	372.2
Cash flows from investing activities:
Acquisitions and purchase of additional controlling interest, net of cash acquired of $0.0, and $1.8, respectively	(4.1)	(25.9)
Investments in non-public companies	—	(1.3)
Capital expenditures	(53.7)	(55.2)
Escrow release associated with acquisitions	—	2.5
Net cash used in investing activities	(57.8)	(79.9)
Cash flows from financing activities:
Proceeds from issuance of long term debt, net of original discount	698.3	—
Payment of debt issuance costs	(6.2)
Repurchases of common stock	(170.1)	(170.0)
Share repurchases not yet settled	(30.0)	(30.0)
Proceeds from stock options exercised	24.7	28.2
Net share settlement of taxes from restricted stock and performance share awards	(17.9)	(12.1)
Dividends paid	(63.0)	(55.8)
Other financing activities, net	(2.5)	(2.8)
Net cash provided by (used in) financing activities	433.3	(242.5)
Effect of exchange rate changes	0.7	(0.1)
Net increase in cash and cash equivalents	820.9	49.7
Cash and cash equivalents, beginning of period	291.2	302.7
Cash and cash equivalents, end of period	$1,112.1	$352.4
Supplemental disclosures:
Income taxes (received) paid	$(67.4)	$6.1
Interest paid	$10.4	$9.1
Noncash investing and financing activities:
Deferred tax liability established on date of acquisition	$—	$1.4
Finance lease additions	$1.2	$12.4
Operating lease additions, net	$0.6	$2.7
Fixed assets included in accounts payable and accrued liabilities	$0.1	$0.2

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

Our condensed consolidated financial statements as of  March 31, 2025 and for the three months ended March 31, 2025 and 2024, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations, and cash flows. Our operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. Our condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2025 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. We believe the disclosures made are adequate to keep the information presented from being misleading.

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

		The ASU’s amendments are effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted.	The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.
Expense Disaggregation Disclosures (Subtopic 220-40) In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income (ASU No. 2023-09)

The amendments in ASU 2024-03 require additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement.

		The ASU is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2027 and interim period reporting beginning in fiscal 2028 on a prospective basis.	The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three months ended March 31, 2025 and 2024. No individual customer or country outside of the U.S. accounted for 10.0% or more of our consolidated revenues for the three months ended March 31, 2025 or 2024.

	Three Months Ended March 31,
	2025	2024
Insurance:
Underwriting	$532.0	$498.4
Claims	221.0	205.6
Total revenues	$753.0	$704.0

	Three Months Ended March 31,
	2025	2024
Revenues:
United States	$621.5	$581.1
United Kingdom	60.0	51.9
Other countries	71.5	71.0
Total revenues	$753.0	$704.0

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of March 31, 2025 and December 31, 2024, we had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of March 31, 2025 and December 31, 2024, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $ 592.2 million and $451.1 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our condensed consolidated balance sheets, respectively, as of March 31, 2025 and December 31, 2024.

The following is a summary of the change in contract liabilities from December 31, 2024 through March 31, 2025:

Contract liabilities at December 31, 2024	$451.1
Additions to contract liabilities	895.0
Total revenues	(753.0)
Foreign currency translation adjustment	(0.9)
Contract liabilities at March 31, 2025	$592.2

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% and 98% of the balance at March 31, 2025 and December 31, 2024.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of March 31, 2025 and December 31, 2024, we had deferred commissions of $82.0 million and $78.5 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts, because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, was $1.1 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively. Our investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying condensed consolidated balance sheets.

We elected not to carry our long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of March 31, 2025 and December 31, 2024, respectively:

		March 31, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Senior notes (Note 9)	Level 2	$3,713.5	$3,600.0	$3,021.0	$2,866.5

As of March 31, 2025 and December 31, 2024, we had securities without readily determinable market values of $195.5 million and $195.3 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies and do not hold investments in common stock or in-substance common stock in such entities. As of March 31, 2025 and December 31, 2024, we also had investments in private companies of $27.0 million, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"), as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2025, there was no provision for credit losses related to these investments.

5. Leases:

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842, Leases ("ASC 842").

The following table presents the consolidated lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
Lease cost:
Operating lease cost (1)	$7.6	$8.5
Sublease income	(0.7)	(1.0)
Finance lease costs:
Depreciation of finance lease assets (2)	5.1	4.4
Interest on finance lease liabilities (3)	0.5	0.5
Total lease cost	$12.5	$12.4

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(5.4)	$(8.9)
Operating cash outflows from finance leases	$(0.5)	$(0.5)
Financing cash outflows from finance leases	$(2.5)	$(2.8)

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

(3) Included in "Interest expense" in our accompanying condensed consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated finance and operating leases as of March 31, 2025 and 2024, respectively:

	March 31,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	6.8	7.9
Weighted-average remaining lease term - finance leases (in years)	2.7	3.3
Weighted-average discount rate - operating leases	4.0%	4.0%
Weighted-average discount rate - finance leases	4.2%	4.2%

Our right-of-use ("ROU") assets and lease liabilities for finance leases were $42.9 million and $40.1 million, respectively, as of March 31, 2025. Our ROU assets and lease liabilities for finance leases were $47.7 million and $41.4 million, respectively, as of December 31, 2024. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying condensed consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying condensed consolidated balance sheets (see Note 10. Debt).

Maturities of lease liabilities for the remainder of 2025 and the years through 2030 and thereafter are as follows:

	March 31, 2025
Years Ending	Operating Leases	Finance Leases
2025	$27.8	$19.9
2026	31.4	10.8
2027	30.9	9.2
2028	29.7	4.8
2029	28.3	0.1
2030 and thereafter	61.7	—
Total lease payments	209.8	44.8
Less: amount representing interest	(26.9)	(4.7)
Present value of total lease payments	$182.9	$40.1

6. Acquisitions:

For the three months ended March 31, 2025 and 2024, we incurred transaction costs of $0.8 million and $0.1 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations. There have been no acquisitions in the first quarter of  2025.

Acquisition Escrows and Related Liabilities

As of March 31, 2025, the acquisition of Rocket Enterprise Solutions GmbH ('Rocket'), Mavera Holding AB ('Mavera'), and Morning Data Limited ('Morning Data') included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA margin, and/or Cash EBITDA earn-out targets for exceptional performance. We believe that the liabilities recorded as of  March 31, 2025 and  December 31, 2024 reflect the best estimate of acquisition-related contingent payments. There was no associated current portion of the contingent payments as of  March 31, 2025 and  December 31, 2024, respectively. The associated noncurrent portion of acquisition-related contingent payments was $2.2 million as of  March 31, 2025 and  December 31, 2024.

7. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2024 through March 31, 2025:

Insurance
Goodwill at December 31, 2024	$1,726.6
Purchase accounting reclassifications	0.1
Foreign currency translation adjustment	22.0
Goodwill at March 31, 2025	$1,748.7

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of  June 30, or whenever events or changes in circumstances indicate that the carrying amount  may not be fully recoverable. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or “Step Zero” impairment test, to determine whether it is more likely than not that impairment has occurred. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying amounts of our reporting units exceeds their fair value, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized. As of  June 30, 2024, we completed our step zero impairment test at the reporting unit level and determined it was not more likely than not that the carrying values of our reporting units exceeded their fair values. We did not recognize any impairment charges related to our goodwill and indefinite-lived intangible assets. During the three months ended March 31, 2025, we continued to monitor these reporting units for events that would trigger an interim impairment test; we did not identify any such events.

There were no impairments to long lived assets for the  three months ended March 31, 2025 and 2024.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
March 31, 2025
Technology-based	8	$368.8	$(293.7)	$75.1
Marketing-related	6	38.5	(36.6)	1.9
Contract-based	6	5.0	(5.0)	—
Customer-related	13	535.6	(236.0)	299.6
Database-based	8	15.3	(10.3)	5.0
Total intangible assets		$963.2	$(581.6)	$381.6
December 31, 2024
Technology-based	8	$364.9	$(285.3)	$79.6
Marketing-related	6	37.8	(35.5)	2.3
Contract-based	6	5.0	(5.0)	—
Customer-related	13	529.1	(224.0)	305.1
Database-based	8	15.1	(9.7)	5.4
Total intangible assets		$951.9	$(559.5)	$392.4

Amortization expense related to intangible assets for the three months ended  March 31, 2025 and 2024 was $15.8 million and $18.5 million, respectively. Estimated amortization expense for the remainder of 2025 and the years through 2030 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2025	$47.1
2026	61.1
2027	52.9
2028	45.7
2029	40.8
2030 and thereafter	134.0
Total	$381.6

8. Income Taxes:

Our effective tax rate for the three months ended March 31, 2025 was 21.6% compared to the effective tax rate for the three months ended March 31, 2024 of 20.3%. The increase in the effective tax rate was primarily due to a nonrecurring tax benefit recognized in the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

9. Debt:

The following table presents short-term and long-term debt by issuance as of March 31, 2025 and December 31, 2024:

	Issuance Date	Maturity Date	2025	2024
Short-term debt and current portion of long-term debt:
Credit Facilities:
Syndicated revolving credit facility	Various	Various	$—	$—
Senior notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $(0.2) and $(0.3)	5/15/2015	6/15/2025	499.8	499.7
Finance lease liabilities (1)	Various	Various	18.2	14.5
Short-term debt and current portion of long-term debt			518.0	514.2
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(9.1) and $(9.2), respectively	5/13/2020	5/15/2050	490.9	490.8
4.125% senior notes, inclusive of unamortized premium, net of unamortized discount and debt issuance costs, of $5.9 and $6.3, respectively	3/6/2019	3/15/2029	605.9	606.3
5.250% senior notes, less unamortized discount and debt issuance costs of $(13.9) and $(14.2), respectively	6/5/2024	6/5/2034	586.1	585.8
5.250% senior notes, less unamortized discount and debt issuance costs of $(7.9)	3/11/2025	3/15/2035	692.1	—
5.500% senior notes, less unamortized discount and debt issuance costs of $(3.6) and $(3.7), respectively	5/15/2015	6/15/2045	346.4	346.3
5.750% senior notes, less unamortized discount and debt issuance costs of $(7.7) and $(7.9), respectively	3/3/2023	4/1/2033	492.3	492.1
Finance lease liabilities (1)	Various	Various	21.9	26.9
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.1)	(1.3)
Long-term debt			3,234.5	2,546.9
Total debt			$3,752.5	$3,061.1

_______________

(1) Refer to Note 5. Leases

Senior Notes

As of March 31, 2025 and December 31, 2024, we had senior notes with an aggregate principal amount of $3,750.0 million and $3,050.0 million outstanding, respectively, and were in compliance with our financial and other covenants.

On March 11, 2025, we completed an issuance of $700.0 million aggregate principal amount of 5.250% senior notes due 2035 (the "2035 Senior Notes"). The 2035 Senior Notes will mature on March 15, 2035 and accrue interest at a fixed rate of 5.250% per annum. Interest is payable semiannually on March 15 and September 15 of each year, beginning  September 15, 2025. The 2035 Senior Notes were issued at a discount of $1.7 million and we incurred debt issuance costs of $6.2 million. The original issuance discount and debt issuance costs were recorded in "Long-term debt" in the accompanying condensed consolidated balance sheets and these costs will be amortized to "Interest expense" in the accompanying consolidated statements of operations over the life of the 2035 Senior Notes. In April 2025, we used a portion of the net proceeds of this offering to repay our 4.000% Senior Notes due 2025 (the “2025 Senior Notes”), which had an aggregate principal amount of $500.0 million. We intend to use the remaining net proceeds for general corporate purposes. The indenture governing the 2035 Senior Notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

Credit Facilities

We have a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,000 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company. The Syndicated Revolving Credit Facility  may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of March 31, 2025, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. As of March 31, 2025 and December 31, 2024, the available capacity under the Syndicated Revolving Credit Facility was $995.4 million, which takes into account outstanding letters of credit of $4.6 million.

10. Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of  March 31, 2025 and December 31, 2024. Our common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board. At March 31, 2025 and December 31, 2024, the adjusted closing price of our common stock was $297.62 and $275.43 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of March 31, 2025 and December 31, 2024.

On February 19, 2025, our Board approved a cash dividend of $0.45 per share of common stock issued and outstanding to the holders of record as of March 14, 2025, respectively. Cash dividends of $63.0 million and $55.8 million were paid during the three months ended March 31, 2025 and 2024, respectively, and recorded as a reduction to retained earnings.

Share Repurchase Program

In  November 2024, we entered into an Accelerated Share Repurchase ("ASR") agreement (the "November 2024 ASR Agreement") to repurchase shares of our common stock for an aggregate purchase price of $300.0 million with Citibank, N.A. All ASR agreements are accounted for as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. The forward stock purchase agreements are classified as equity instruments under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. The aggregate purchase price was recorded as a reduction to stockholders' equity in our condensed consolidated statements of changes in stockholders' equity for the three months ended March 31, 2025. Upon payment of the aggregate purchase price on November 13, 2024, we received an initial delivery of 885,663 shares of our common stock. Upon the final settlement of the November 2024 ASR Agreement, in January 2025, we received 189,909 additional shares as determined based on the volume weighted average share price of our common stock, less a discount, of $278.92 during the term of the  November 2024 ASR Agreement. These repurchases for the three months ended March 31, 2025 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

In March 2025, we entered into an additional ASR agreement (the  "March 2025 ASR Agreement") to repurchase shares of our common stock for an aggregate purchase price of $200.0 million with Citibank, N.A. Upon payment of the aggregate purchase price on March 11, 2025, we received an initial delivery of 570,470 shares of our common stock. The initial share delivery reduced our outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted EPS. Upon the final settlement of the March 2025 ASR Agreement in April 2025, we received 123,766 additional shares, as determined based on the volume weighted average share price of our common stock, less a discount, of $288.09 during the term of the  March 2025 ASR Agreement.

We utilized cash received from operations for these repurchases. As of March 31, 2025, we had $1,391.5 million (including an additional share repurchase authorization of $1,000.0 million) available on our authorization to repurchase shares.

During the three months ended March 31, 2025 and 2024, we recorded total excise tax of $1.3 million and $1.2 million, respectively, which has been included within treasury stock, as part of the cost basis of the stock repurchased, and other noncurrent liabilities in our condensed consolidated balance sheet as of March 31, 2025.

Treasury Stock

As of March 31, 2025, our treasury stock consisted of 404,045,242 shares of common stock, carried at cost. During the three months ended March 31, 2025, we transferred 303,538 shares of common stock from the treasury shares at a weighted average treasury stock price of $25.07 per share.

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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Numerator used in basic and diluted EPS:
Net income	$232.3	$219.4
Less: Net income attributable to noncontrolling interests	—	0.2
Net income attributable to Verisk	$232.3	$219.6
Denominator:
Weighted average number of common shares used in basic EPS	140,294,117	143,298,163
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	645,438	675,371
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	140,939,555	143,973,534

The potential shares of common stock that were excluded from diluted EPS were 47,243 and 254,861 for the three months ended March 31, 2025 and 2024, respectively, because the effect of including those potential shares was anti-dilutive.

Accumulated Other Comprehensive Income

The following is a summary of accumulated other comprehensive income as of March 31, 2025 and December 31, 2024:

	2025	2024
Foreign currency translation adjustment	$120.0	$90.1
Pension and postretirement adjustment, net of tax	(74.2)	(75.1)
Accumulated other comprehensive income	$45.8	$15.0

The before-tax and after-tax amounts of other comprehensive income (loss) income for the three months ended March 31, 2025 and 2024 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended March 31, 2025
Foreign currency translation adjustment attributable to Verisk	$29.9	$—	$29.9
Foreign currency translation adjustment attributable to noncontrolling interests	0.4	—	0.4
Foreign currency translation adjustment	30.3	—	30.3
Pension and postretirement adjustment before reclassifications	2.2	(0.6)	1.6
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(1.0)	0.3	(0.7)
Pension and postretirement adjustment	1.2	(0.3)	0.9
Total other comprehensive income	$31.5	$(0.3)	$31.2
For the Three Months Ended March 31, 2024
Foreign currency translation adjustment attributable to Verisk	$(15.4)	$—	$(15.4)
Foreign currency translation adjustment attributable to noncontrolling interests	1.1	—	1.1
Foreign currency translation adjustment	(14.3)	—	(14.3)
Pension and postretirement adjustment before reclassifications	2.1	(0.5)	1.6
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(1.0)	0.2	(0.8)
Pension and postretirement adjustment	1.1	(0.3)	0.8
Total other comprehensive loss	$(13.2)	$(0.3)	$(13.5)

___________

(1)

These accumulated other comprehensive loss components, before tax, are included under "Cost of revenues" and "Selling, general and administrative" in our accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12. Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan or our 2013 Incentive Plan. Awards under our 2021 Incentive Plan  may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of March 31, 2025, there were 12,192,929 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the three months ended  March 31, 2025 and 2024 was $24.7 million and $28.2 million, respectively.

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

In January 2025, we granted 212,590 nonqualified stock options, 125,835 shares of restricted stock, and 46,225 PSUs to key employees. The nonqualified stock options and restricted stock have a graded service vesting period of four years. The PSUs granted consisted of 28,822 PSUs that are based on the achievement of relative total shareholder return as compared to the companies that comprise the S&P 500 index ("TSR-based PSUs") and 17,403 PSUs that are tied to the achievement of certain financial performance conditions, namely incremental return on invested capital (“ROIC-based PSUs”). Each of the TSR-based PSUs and ROIC-based PSUs have a three-year performance period, subject to the recipients' continued service. The grant date fair value of the ROIC-based PSUs is determined using the closing price of our common stock on the grant date. The related performance condition is driven by the incremental return on invested capital based on net operating profit. The ultimate realization of the PSUs may range from 0% to 200% of the recipient’s target levels established on the grant date.

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021 and 2013 Incentive Plans as of December 31, 2024 and March 31, 2025 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2024	1,910,333	$161.16	$218.3	307,541	$210.62	180,456		$205.10
Granted	212,590	$273.81		125,989	$273.81	46,225		$309.25
Dividend reinvestment	—			—		277
Exercised or lapsed	(195,474)	$127.53	$31.9	(97,883)	$204.40	(47,443)		$304.83
Canceled, expired or forfeited	(7,264)	$221.01		(4,526)	$229.98	(1,710)		$212.88
Outstanding at March 31, 2025	1,920,185	$176.83	$231.9	331,121	$236.25	177,805		$242.64
Exercisable at March 31, 2025	1,379,166	$154.00	$198.1
Exercisable at December 31, 2024	1,345,181	$142.14	$179.3
Nonvested at March 31, 2025	541,019			331,121		177,805
Expected to vest at March 31, 2025	432,864			291,424		274,520	(1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the three months ended March 31, 2025 and 2024:

	2025	2024
Option pricing model	Black-Scholes	Black-Scholes
Weighted average grant price	$273.81	$236.77
Expected volatility	22.00%	23.54%
Risk-free interest rate	4.37%	3.89%
Expected term in years	3.5	3.7
Dividend yield	0.62%	0.66%
Weighted average grant date fair value per stock option	$59.49	$53.40

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

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of our common stock as of the reporting date. Excess tax benefits from stock-based compensation were recorded as income tax benefit in our condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 5.9 years and 4.9 years for the outstanding and exercisable stock options, respectively, as of March 31, 2025.

For the three months ended March 31, 2025, there was $120.9 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.8 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. As of March 31, 2025, there were 439,222 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

Our ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount of its fair market value at the time of purchase. During the three months ended March 31, 2025 and 2024, we issued 4,695 and 5,015 shares of common stock at a weighted discounted price of $282.74 and $223.94 for the ESPP, respectively. As of March 31, 2025, there were 1,155,600 shares of common stock reserved and available for future issuance under our ESPP.

12. Pension and Postretirement Benefits:

We maintain a frozen qualified defined benefit pension plan for certain employees through membership in our Pension Plan for Insurance Organizations (the "Pension Plan"), a multiple-employer trust. We also apply a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on the interest earned on the previous year-end cash balance. We also have a frozen non-qualified supplemental cash balance plan ("SERP") for certain employees. The SERP is funded from our general assets. During the first quarter of 2025 and as of December 31, 2024, the investment guidelines on our Pension Plan assets targeted an investment allocation of 40% to equity securities and 60% to debt securities. We also provide certain healthcare and life insurance benefits to certain qualifying active and retired employees. Our Postretirement Health and Life Insurance Plan (the "Postretirement Plan"), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage.

The components of net periodic (benefit) cost for the three months ended March 31, 2025 and 2024 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended March 31,
	2025	2024	2025	2024
Interest cost	$3.7	$4.1	$0.1	$—
Expected return on plan assets	(6.2)	(6.4)	(0.1)	—
Amortization of prior service cost	0.1	—	—	—
Amortization of net actuarial loss	0.9	0.9	0.1	0.1
Net periodic (benefit) cost	$(1.5)	$(1.4)	$0.1	$0.1
Employer contributions/(reimbursement), net	$0.1	$0.2	$(2.4)	$0.2

The expected contributions to the Pension Plan, SERP, and Postretirement Plan for the year ending  December 31, 2025 are consistent with the amounts previously disclosed as of December 31, 2024.

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

Based on our business strategy along with the verticals we currently service, we have determined that we have one operating segment and one reportable segment, Insurance. The CODM uses EBITDA and consolidated net income to set budgets, evaluate margins, review actual results and in deciding whether to reinvest profits into the business, pursue acquisitions, pay dividends and/or engage in other capital management transactions. Consolidated net income is the measure of segment profit most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance. For the quarter ended  March 31, 2025 and year ended December 31, 2024 results, please refer to the Consolidated Statements of Income for information regarding revenues, expenses, and the measure of profit and loss, which is net income. The CODM regularly reviews the Consolidated Statement of Operations. See Note 3. Revenues for information on disaggregated revenues by type of service and by country.

Long-lived assets by country are provided below:

	March 31, 2025	December 31, 2024
Long-lived assets:
U.S.	$2,274.7	$2,303.1
U.K.	612.5	589.4
Other countries	462.8	460.6
Total long-lived assets	$3,350.0	$3,353.1

14. Related Parties:

We consider our stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. For the three months ended March 31, 2025 and 2024, we had no material transactions with related parties owning more than 5.0% of the entire class of stock.

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

Telematics Litigation

As of April 19, 2024, various Plaintiffs filed a total of twenty separate putative class action lawsuits, sixteen against General Motors LLC (“GM”), OnStar LLC (“OnStar”), LexisNexis Risk Solutions, Inc. (“LexisNexis”) and Verisk Analytics Inc. in the United States District Courts for the Northern District of Georgia, the Eastern District of Michigan, Central District of California, District of New Jersey, Southern District of New York, Northern District of Alabama, Northern District of Illinois and District of South Carolina, and four against Hyundai Motor America (“Hyundai”) and Verisk in the Central District of California and District of New Jersey, all of which have been dismissed to date. The Complaints generally allege that the auto manufacturer Defendants collected consumers’ driver behavior data through vehicle software, transmitted it to LexisNexis and Verisk, and that LexisNexis and Verisk shared the data with auto insurance companies, without the individuals’ knowledge or consent. Plaintiffs seek certification of both nationwide classes of individuals and subclasses of various state residents who had their vehicle’s driving data collected by Defendants and shared with a third party without their consent. The Plaintiffs also seek actual, statutory and punitive damages, injunctive relief, as well as reasonable attorney’s fees and other costs. On June 7, the Judicial Panel on Multidistrict Litigation transferred all GM-related lawsuits to the U.S. District Court for the Northern District of Georgia (In Re: Consumer Vehicle Driving Data Tracking Litigation, MDL Case No. 1:24-md-03115-TWT). All discovery proceedings have been stayed. The matters pending against Verisk in the MDL were voluntarily dismissed on December 13, 2024, and a new putative class action, Adam Dinitz, et al. v. Verisk Analytics, Inc. (“Dinitz”), was filed in the District of New Jersey federal court, Case No. 24-11157, to include those dismissed matters and additional named Plaintiffs. Dinitz was transferred to the Northern District of Georgia to be part of the consolidated MDL. A related amended Master Consolidated class action Complaint was also filed in the MDL on December 13, 2024. Defendants filed their motions to dismiss Plaintiffs' claims on April 14, 2025. At this time, it is not possible to reasonably estimate the liability related to these and other associated matters, as they are still in their early stages.

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

Data Privacy Litigation

On or about  February 8, 2023, Plaintiffs filed a lawsuit, Atlas Data Privacy Corp., et al. v. Verisk Analytics, Inc., et al., in the Superior Court of New Jersey, Middlesex County, Case No. MID-L-000903-24, alleging violations of Daniel’s Law. Atlas claims to be an “assignee” of claims of approximately 19,640 individuals who are “covered persons” under Daniel’s Law, allegedly enacted to provide judicial and law enforcement officers and their family members with the right to prevent disclosure of their personal information and to enforce those rights against uncooperative data brokers. It is alleged that Defendants have violated Daniel’s Law by failing to respond and comply with their written request to Defendants to cease publicly disclosing or re-disclosing their protected information. Plaintiffs seek actual damages in the amount of $1,000 per violation under the statute, punitive damages, injunctive relief ordering compliance with Daniel’s Law, permanent injunctive relief, including the appointment of a qualified independent expert to ensure compliance with Daniel’s Law, and reasonable attorney’s fees and costs. On June 21, 2024, the court issued a “lack of prosecution” warning to Atlas, advising that the case will be dismissed without prejudice if service is not effectuated by August 20, 2024. The case was dismissed without prejudice on August 26, 2024. On October 11, 2024, Plaintiffs served Verisk with the Summons and Complaint, indicating their intent to revise the lawsuit. In March 2025, the New Jersey Attorney General's Office moved to intervene, requesting a stay of this case pending a ruling on constitutionality of Daniel's Law by the New Jersey Supreme Court in a separate matter. We filed a motion to dismiss and also sought a stay. On April 25, 2025, the court issued an Order staying all discovery until further ordered by the court. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

16. Subsequent Events:

On April 2, 2025, we completed the acquisition of 100 percent of the stock of Nasdaq subsidiary Simplitium Limited ("Simplitium"), for a cash purchase price of $20.0 million. The acquisition will provide Verisk clients with access to 300+ third-party models, providing unique, niche views of risk across the globe. The acquisition, will further our expansion in Europe and the Company’s goal of helping insurers and claims service providers leverage more holistic data and technology tools to enhance the claims experience.

On April 21, 2025, we repaid the remaining $500.0 million of the 2025 Senior Notes using a portion of the proceeds received from the issuance of our 2035 Senior Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included in our annual report on Form 10-K ("2024 10-K") dated and filed with the Securities and Exchange Commission on February 26, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under "Risk Factors" and "Special Note Regarding Forward Looking Statements" in our 2024 Form 10-K and those listed under Item 1A in Part II of this quarterly report on Form 10-Q.

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

Revenues

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. For the three months ended March 31, 2025 and 2024, approximately 83% and 80% of our insurance revenues were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the three months ended March 31, 2025 and 2024, approximately 17% and 20% of our insurance revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 56% and 58% of our total operating expenses (excluding gains/losses related to dispositions) for the three months ended March 31, 2025 and 2024, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended
	March 31,		Percentage
	2025	2024	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$753.0	$704.0	7.0%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	230.8	227.8	1.3%
Selling, general and administrative	108.9	92.9	17.2%
Depreciation and amortization of fixed assets	67.4	57.4	17.4%
Amortization of intangible assets	15.8	18.5	(14.6)%
Total operating expenses, net	422.9	396.6	6.6%
Operating income	330.1	307.4	7.4%
Other income (expense):
Investment gain (loss)	2.6	(3.3)	178.8%
Interest expense, net	(36.3)	(28.9)	25.6%
Total other expense, net	(33.7)	(32.2)	4.7%
Income from continuing operations before income taxes	296.4	275.2	7.7%
Provision for income taxes	(64.1)	(55.8)	14.9%
Net income	232.3	219.4	5.9%
Less: Net loss attributable to noncontrolling interests	—	0.2	(100.0)%
Net income attributable to Verisk	$232.3	$219.6	5.8%
Basic net income per share attributable to Verisk:	$1.66	$1.53	8.5%
Diluted net income per share attributable to Verisk:	$1.65	$1.52	8.6%
Cash dividends declared per share (1):	$0.45	$0.39	15.4%
Weighted average shares outstanding:
Basic	140,294,117	143,298,163	(2.1)%
Diluted	140,939,555	143,973,534	(2.1)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA(2)	$415.9	$380.0	9.4%
The following is a reconciliation of net income to EBITDA:
Net income	$232.3	$219.4	5.9%
Depreciation and amortization of fixed assets and intangible assets	83.2	75.9	9.6%
Interest expense	36.3	28.9	25.6%
Provision for income taxes	64.1	55.8	14.9%
EBITDA	$415.9	$380.0	9.4%

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

Consolidated Results of Continuing Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues

Revenues were  $753.0  million for the three months ended March 31, 2025 , compared to  $704.0  million for the three months ended March 31, 2024 , a n increase o f  $49.0  million or 7.0% . Our underwriting revenue increased $33.6  million or 6.8% . Our claims revenue increased  $15.4  million or 7.5% .

Our revenue by category for the periods presented is set forth below:
	Three Months Ended March 31,		Percentage	Percentage change excluding
	2025	2024	change	recent acquisitions/dispositions
	(in millions)
Underwriting	$532.0	$498.4	6.8%	7.8%
Claims	221.0	205.6	7.5%	7.4%
Total Insurance	$753.0	$704.0	7.0%	7.7%

Our recent acquisition (Rocket within the claims category of the Insurance segment) and dispositions (AER within the underwriting category of our Insurance segment) resulted in a net decrease in revenue of $4.6 million, while the remaining Insurance revenues increased $53.6 million or 7.7%. Our underwriting revenue increased $38.5 million or 7.8%, primarily due to an annual increase in prices derived from continued enhancements to the models and content of the solutions within our forms, rules and loss cost services, as well as selling expanded solutions to new and existing customers within extreme event solutions. In addition, specialty business and life solutions contributed to the growth. Our claims revenue increased $15.1 million or 7.4%, primarily due to solid growth in anti-fraud solutions and property estimating solutions.

Cost of Revenues

Cost of revenues was $230.8 million for the three months ended March 31, 2025 compared to $227.8 million for the three months ended March 31, 2024, an increase of $3.0 million or 1.3%. Our recent acquisition and disposition accounted for a decrease of $3.7 million in cost of revenues. The remaining increase of $6.7 million or 3.0% was primarily due to increase in information technology expenses of $3.4 million, salaries and employee benefits of $3.3 million, bad debt expense of $2.3 million, data costs of $1.0 million, and other operating costs of $0.4 million, partially offset by a reduction in professional consulting fees of $2.8 million and rent expense of $0.9 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $108.9 million for the three months ended March 31, 2025 compared to $92.9 million for the three months ended March 31, 2024, an increase of $16.0 million or 17.2%. Our recent acquisition and disposition accounted for a decrease of $0.8 million in selling, general, and administrative expenses. The remaining increase of $16.8 million or 18.3% was primarily due to professional consulting fees of $9.2 million, salaries and employee benefits of $4.8 million, travel expenses of $0.8 million, rent expense of $0.8 million, information technology expense of $0.5 million, insurance expense of $0.4 million, and other operating costs of $0.3 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $67.4 million for the three months ended March 31, 2025 compared to $57.4 million for the three months ended March 31, 2024, an increase of $10.0 million or 17.4%. The increase was primarily due to the timing of certain large internally developed software projects that were placed into service during 2024 and the first quarter of 2025.

Amortization of Intangible Assets

Amortization of intangible assets was $15.8 million for the three months ended March 31, 2025 compared to $18.5 million for the three months ended March 31, 2024, a decrease of $2.7 million or 14.6%. The decrease was primarily due to intangible assets that were fully amortized.

Investment Gain (Loss)

Investment gain was $2.6 million for the three months ended March 31, 2025 compared to a loss of $3.3 million for the three months ended March 31, 2024, an increase of $5.9 million. The increase was primarily driven by the impact of foreign currencies associated with transactions in the normal course of business.

Interest Expense, net

Interest expense, net was $36.3 million for the three months ended March 31, 2025 compared to $28.9 million for the three months ended March 31, 2024, an increase of $7.4 million or 25.6%.  The increase was primarily driven by interest expense related to the issuance of our 2034 and 2035 Senior Notes, partially offset by higher interest income for the three months ended March 31, 2025.

Provision for Income Taxes

The provision for income taxes was $64.1 million and the effective tax rate was 21.6% for the three months ended March 31, 2025, compared to $55.8 million and 20.3% for the three months ended March 31, 2024. The increase in the effective tax rate was primarily due to a nonrecurring tax benefit recognized in the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin

Net income was $232.3 million for the three months ended March 31, 2025 compared to $219.4 million for the three months ended March 31, 2024. The net income margin was 30.8% for the three months ended March 31, 2025 compared to 31.2% for the three months ended March 31, 2024. The decrease in net income margin was primarily driven an increase in our effective tax rate and an increase in interest expense, discussed above.

EBITDA Margin [1]

EBITDA was $415.9 million for the three months ended March 31, 2025 compared to $380.0 million for the three months ended March 31, 2024. The EBITDA margin for our consolidated results was 55.2% for the three months ended March 31, 2025 compared to 54.0% for the three months ended March 31, 2024. The increase in EBITDA margin was primarily driven by revenue growth and cost discipline.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented in the table below.

	Three Months Ended March 31,
	2025	2024
	Total	Total
Net income	$232.3	$219.4
Depreciation and amortization of fixed assets	67.4	57.4
Amortization of intangible assets	15.8	18.5
Interest expense	36.3	28.9
Provision for income taxes	64.1	55.8
EBITDA	$415.9	$380.0
Revenue	$753.0	$704.0
EBITDA Margin	55.2%	54.0%

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents and available-for-sale securities totaling $1,113.2 million and $292.5 million, respectively. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of March 31, 2025 and December 31, 2024, a vast majority of our domestic cash and cash equivalents is with TD Bank, N.A., and JPMorgan Chase N.A. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the three months ended March 31, 2025 and 2024, we repurchased $200.1 million (inclusive of $30.0 million in treasury stock not yet settled) and $200.0 million (inclusive of $30.0 million in treasury stock then not yet settled), respectively, of our common stock. The repurchase of our common stock in the first quarter of 2025 was funded using cash from operations. For the three months ended March 31, 2025 and 2024, we also paid dividends of $63.0 million and $55.8 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $3,750.0 million and $3,050.0 million at March 31, 2025 and December 31, 2024, respectively, and we were in compliance with our financial and other covenants. The debt at March 31, 2025, primarily consists of senior notes issued in 2025, 2024, 2023, 2020, 2019, and 2015. Interest on the senior notes is payable semi-annually each year. The unamortized discount and debt issuance costs were recorded as "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-Q over the life of the respective senior note. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions, and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding notes, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. See Note 9. for additional information on our financing activities.

We have a $1,000 million Syndicated Revolving Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, N.A., Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company with a maturity date of April 5, 2028. Borrowing under the facility is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending on the public debt rating. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.75 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.0 (no more than once) and to 4.25 to 1.0 (no more than once) in connection with the closing of a permitted acquisition. The Syndicated Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program. As of March 31, 2025, we were in compliance with all financial and other debt covenants under the Syndicated Credit Facility. As of March 31, 2025 and December 31, 2024, the available capacity under the Syndicated Revolving Credit Facility was $995.4 million, which takes into account outstanding letters of credit of $4.6 million.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended
	March 31,
	2025	2024	Percentage change
	(in millions)
Net cash provided by operating activities	$444.7	$372.2	19.5%
Net cash used in investing activities	$(57.8)	$(79.9)	(27.7)%
Net cash provided by (used in) financing activities	$433.3	$(242.5)	N/A

Operating Activities

Net cash provided by operating activities was $444.7 million for the three months ended March 31, 2025, compared to $372.2 million for the three months ended March 31, 2024, an increase of $72.5 million or 19.5%. The increase in operating cash flow was due to an increase in operating profit and a federal tax refund received in the quarter, partially offset by the timing of certain cash payments throughout the quarter.

Investing Activities

Net cash used in investing activities of $57.8 million for the three months ended March 31, 2025 was primarily related to capital expenditures of $53.7 million, and a purchase of an additional controlling interest of $4.1 million. Net cash used in investing activities of $79.9 million for the three months ended March 31, 2024 was primarily related to capital expenditures of $55.2 million, acquisitions and a purchase of an additional controlling interest of $25.9 million, and investments in nonpublic companies of $1.3 million.

Financing Activities

Net cash provided by financing activities of $433.3 million for the three months ended March 31, 2025 was primarily driven by the net proceeds received from the issuance of long-term debt of $698.3 million and proceeds from stock options exercised of $24.7 million, partially offset by the funding of a $200.0 million accelerated share repurchase program, dividends paid of $63.0 million, the net share settlement of taxes from restricted stock and performance share awards of $17.9 million, and debt issuance costs of $6.2 million. Net cash used in financing activities of $242.5 million for the three months ended March 31, 2024 was primarily driven by the funding of a $200.0 million accelerated share repurchase program, and dividends paid of $55.8 million, partially offset by proceeds from stock options exercised of $28.2 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 26, 2025.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements require management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other postretirement benefits, stock-based compensation, income taxes, and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 26, 2025. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the items noted below.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks at March 31, 2025 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 26, 2025.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 15. to our condensed consolidated financial statements for the three months ended March 31, 2025 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 26, 2025, as supplemented by the information provided under the heading "Risk Factors" in our Form 10-Q for the quarter ended March 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. On February 19, 2025, our Board of Directors approved an additional share repurchase authorization of up to $1.0 billion. As of March 31, 2025, we had $1,391.5 million available to repurchase shares. Our share repurchases for the quarter ended March 31, 2025 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
					(in millions)
January 1, 2025 through January 31, 2025	189,909	(1)	$278.92	189,909	$591.5
February 1, 2025 through February 28, 2025	—		$—	—	$1,591.5
March 1, 2025 through March 31, 2025	570,470	(2)	$298.00	570,470	$1,391.5
	760,379			760,379

(1)	In November 2024, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $300.0 million with Citibank, N.A. This ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price on November 13, 2024, we received 885,663 shares of our common stock at an initial price of $287.92 per share, representing an initial delivery of approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in January 2025, we received 189,909 additional shares as determined by the daily volume weighted average share price of our common stock, less a discount, of $278.92 during the term of this ASR agreement.
(2)	In March 2025, we entered into an additional ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $200.0 million with Citibank, N.A. This ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price on March 11, 2025, we received an initial delivery of 570,470 shares of our common stock at an initial price of $298.00, representing an initial delivery of approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR Agreement in April 2025, we received 123,766 additional shares, as determined based on the volume weighted average share price of our common stock, less a discount, of $288.09 during the term of this ASR Agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2025, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●

Nick Daffan, Chief Information Officer, adopted a new trading plan on  March 5, 2025 (with the first trade under the new plan scheduled for a date on or after  June 4, 2025). The trading plan will be effective until  June 4, 2026 to sell 5,515 shares of common stock.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended  March 31, 2025 by Section 16 officers and directors. Each of the Rule 10b5-1 trading arrangements is in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
4.1	Fifth Supplemental Indenture, dated March 11, 2025, between Verisk Analytics, Inc. and Computershare Trust Company, N.A., as a successor to Wells Fargo Bank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 11, 2025.
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: May 7, 2025	By:	/s/ Elizabeth D. Mann
Elizabeth D. Mann
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)