Form 10-Q
period 2025-06-30
Verisk Analytics, Inc.
filed 2025-07-30
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 25, 2025, there were 139,714,971 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024
	(in millions, except for share and per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$628.7	$291.2
Accounts receivable, net of allowance for doubtful accounts of $31.1 and $22.5, respectively	612.0	434.4
Prepaid expenses	78.9	72.8
Income taxes receivable	29.5	83.3
Other current assets	28.3	29.9
Total current assets	1,377.4	911.6
Noncurrent assets:
Fixed assets, net	593.1	605.9
Operating lease right-of-use assets, net	148.8	156.0
Intangible assets, net	387.9	392.4
Goodwill	1,809.4	1,726.6
Deferred income tax assets	37.3	34.3
Other noncurrent assets	441.0	437.9
Total assets	$4,794.9	$4,264.7
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$175.6	$249.8
Short-term debt and current portion of long-term debt	17.0	514.2
Deferred revenues	671.0	447.2
Operating lease liabilities	27.8	26.0
Income taxes payable	8.0	1.7
Total current liabilities	899.4	1,238.9
Noncurrent liabilities:
Long-term debt	3,233.2	2,546.9
Deferred income tax liabilities	180.5	191.6
Operating lease liabilities	149.8	158.7
Other noncurrent liabilities	19.4	23.6
Total liabilities	4,482.3	4,159.7
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 139,700,834 and 140,414,637 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	3,080.3	2,994.0
Treasury stock, at cost, 404,302,204 and 403,588,401 shares, respectively	(10,397.6)	(10,062.4)
Retained earnings	7,513.2	7,153.4
Accumulated other comprehensive income	115.7	15.0
Total Verisk stockholders' equity	311.7	100.1
Noncontrolling interests	0.9	4.9
Total stockholders’ equity	312.6	105.0
Total liabilities and stockholders’ equity	$4,794.9	$4,264.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except for share and per share data)
Revenues	$772.6	$716.8	$1,525.6	$1,420.8
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	229.5	219.4	460.3	447.2
Selling, general and administrative	106.5	101.5	215.4	194.4
Depreciation and amortization of fixed assets	66.0	59.0	133.4	116.4
Amortization of intangible assets	16.3	18.2	32.1	36.7
Total operating expenses, net	418.3	398.1	841.2	794.7
Operating income	354.3	318.7	684.4	626.1
Other income (expense):
Net gain on early extinguishment of debt	—	3.6	—	3.6
Investment gain	9.1	99.8	11.7	96.5
Interest expense, net	(35.5)	(29.1)	(71.8)	(58.0)
Total other (expense) income, net	(26.4)	74.3	(60.1)	42.1
Income before income taxes	327.9	393.0	624.3	668.2
Provision for income taxes	(74.6)	(85.2)	(138.7)	(141.0)
Net income	253.3	307.8	485.6	527.2
Less: Net loss attributable to noncontrolling interests	—	0.3	—	0.5
Net income attributable to Verisk	$253.3	$308.1	$485.6	$527.7
Basic net income per share attributable to Verisk:	$1.81	$2.16	$3.47	$3.69
Diluted net income per share attributable to Verisk:	$1.81	$2.15	$3.45	$3.67
Weighted-average shares outstanding:
Basic	139,818,324	142,705,508	140,056,221	143,001,836
Diluted	140,339,539	143,293,222	140,639,547	143,633,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income	$253.3	$307.8	$485.6	$527.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	69.0	(1.4)	99.3	(15.7)
Pension and postretirement liability adjustment	0.9	0.9	1.8	1.7
Total other comprehensive income (loss)	69.9	(0.5)	101.1	(14.0)
Comprehensive income	323.2	307.3	586.7	513.2
Less: Comprehensive loss (income) attributable to noncontrolling interests	—	0.2	(0.4)	(0.9)
Comprehensive income attributable to Verisk	$323.2	$307.5	$586.3	$512.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended June 30, 2025 and 2024

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, April 1, 2025	544,003,038	$0.1	$3,025.4	$(10,271.2)	$7,322.9	$45.8	$123.0	0.8	$123.8
Net income	—	—	—	—	253.3	—	253.3	—	253.3
Other comprehensive income	—	—	—	—	—	69.9	69.9	—	69.9
Investment in noncontrolling interests	—	—	(0.7)	—	—	—	(0.7)	0.1	(0.6)
Common stock dividend (1)	—	—	—	—	(63.0)	—	(63.0)	—	(63.0)
Treasury stock acquired (446,780 shares)	—	—	30.0	(130.0)	—	—	(100.0)	—	(100.0)
Excise tax associated with share repurchases	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Stock options exercised (154,429 shares transferred from treasury stock)	—	—	18.8	3.9	—	—	22.7	—	22.7
Performance share units ("PSU") lapsed (22,689 shares issued from treasury stock)	—	—	(1.0)	1.0	—	—	—	—	—
Restricted stock ("RSAs") lapsed (7,468 shares transferred from treasury stock)	—	—	0.2	(0.2)	—	—	—	—	—
Stock-based compensation expense	—	—	14.2	—	—	—	14.2	—	14.2
Net share settlement from RSAs and PSUs (24,386 shares withheld for tax settlement)	—	—	(7.6)	—	—	—	(7.6)	—	(7.6)
Other stock issuances (5,232 shares transferred from treasury stock)	—	—	1.0	0.1	—	—	1.1	—	1.1
Balance, June 30, 2025	544,003,038	$0.1	$3,080.3	$(10,397.6)	$7,513.2	$115.7	$311.7	$0.9	$312.6

Balance, April 1, 2024	544,003,038	$0.1	$2,895.6	$(9,238.0)	$6,580.9	$43.6	$282.2	$5.6	$287.8
Net income (loss)	—	—	—	—	308.1	—	308.1	(0.3)	307.8
Other comprehensive loss	—	—	—	—	—	(0.9)	(0.9)	(0.2)	(1.1)
Investment in noncontrolling interests	—	—	—	—	—	0.6	0.6	(0.1)	0.5
Common stock dividend (1)	—	—	—	—	(55.7)	—	(55.7)	—	(55.7)
Treasury stock acquired (632,047 shares)	—	—	30.0	(180.1)	—	—	(150.1)	—	(150.1)
Treasury stock shares repurchased not yet settled	—	—	(22.5)	22.5	—	—	—	—	—
Excise tax associated with share repurchases	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Stock options exercised (294,685 shares transferred from treasury stock)	—	—	27.1	6.8	—	—	33.9	—	33.9
RSAs lapsed (7,303 shares transferred from treasury stock)	—	—	(0.1)	0.1	—	—	—	—	—
Stock-based compensation expense	—	—	12.4	—	—	—	12.4	—	12.4
Net share settlement from RSAs and PSUs (1,979 shares withheld for tax settlement)	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)
Other stock issuances (5,488 shares transferred from treasury stock)	—	—	0.8	0.3	—	—	1.1	—	1.1
Balance, June 30, 2024	544,003,038	$0.1	$2,942.8	$(9,389.2)	$6,833.3	$43.3	$430.3	$5.0	$435.3

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Six Months Ended June 30, 2025 and 2024

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, January 1, 2025	544,003,038	$0.1	$2,994.0	$(10,062.4)	$7,153.4	$15.0	$100.1	$4.9	$105.0
Net income	—	—	—	—	485.6	—	485.6	—	485.6
Other comprehensive income	—	—	—	—	—	100.7	100.7	0.4	101.1
Investment in noncontrolling interests	—	—	(0.7)	—	—	—	(0.7)	(4.4)	(5.1)
Common stock dividend (1)	—	—	—	—	(125.8)	—	(125.8)	—	(125.8)
Treasury stock acquired (1,207,159 shares)	—	—	45.0	(345.1)	—	—	(300.1)	—	(300.1)
Excise tax associated with share repurchases	—	—	—	(2.5)	—	—	(2.5)	—	(2.5)
Stock options exercised (349,903 shares transferred from treasury stock)	—	—	38.8	8.8	—	—	47.6	—	47.6
PSUs lapsed (63,469 shares transferred from treasury stock)	—	—	(1.6)	1.6	—	—	—	—	—
RSAs lapsed (68,643 shares transferred from treasury stock)	—	—	(1.7)	1.7	—	—	—	—	—
Stock-based compensation expense	—	—	29.7	—	—	—	29.7	—	29.7
Net share settlement from RSAs and PSUs (89,601 shares withheld for tax settlement)	—	—	(25.5)	—	—	—	(25.5)	—	(25.5)
Other stock issuances (11,341 shares transferred from treasury stock)	—	—	2.3	0.3	—	—	2.6	—	2.6
Balance, June 30, 2025	544,003,038	$0.1	$3,080.3	$(10,397.6)	$7,513.2	$115.7	$311.7	$0.9	$312.6

Balance, January 1, 2024	544,003,038	$0.1	$2,872.3	$(9,037.5)	$6,416.9	$58.2	$310.0	$12.2	$322.2
Net income (loss)	—	—	—	—	527.7	—	527.7	(0.5)	527.2
Other comprehensive (loss) income	—	—	—	—	—	(15.5)	(15.5)	0.9	(14.6)
Investment in noncontrolling interests	—	—	(7.0)	—	—	0.6	(6.4)	(7.6)	(14.0)
Common stock dividend (1)	—	—	—	—	(111.3)	—	(111.3)	—	(111.3)
Treasury stock acquired (1,524,320 shares)	—	—	37.5	(387.7)	—	—	(350.2)	—	(350.2)
Share repurchases via accelerated share repurchase program not yet settled	—	—	(22.5)	22.5	—	—	—	—	—
Excise tax associated with share repurchases	—	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Stock options exercised (573,246 shares transferred from treasury stock)	—	—	49.8	13.1	—	—	62.9	—	62.9
PSUs lapsed (27,819 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
RSAs lapsed (63,262 shares transferred from treasury stock)	—	—	(1.4)	1.4	—	—	—	—	—
Stock-based compensation expense	—	—	25.6	—	—	—	25.6	—	25.6
Net share settlement from RSAs and PSUs (52,977 shares withheld for tax settlement)	—	—	(12.6)	—	—	—	(12.6)	—	(12.6)
Other stock issuances (11,878 shares transferred from treasury stock)	—	—	1.7	0.4	—	—	2.1	—	2.1
Balance, June 30, 2024	544,003,038	$0.1	$2,942.8	$(9,389.2)	$6,833.3	$43.3	$430.3	$5.0	$435.3

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$253.3	$307.8	$485.6	$527.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	66.0	59.0	133.4	116.4
Amortization of intangible assets	16.3	18.2	32.1	36.7
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.8	0.9	1.4	1.3
Provision for doubtful accounts	6.1	3.5	11.4	6.9
Net gain on early extinguishment of debt	—	(3.6)	—	(3.6)
Impairment of cost-based investments	—	—	—	1.0
Stock-based compensation expense	14.1	12.4	29.7	25.6
Net gain upon settlement of investment in non-public companies	—	(98.3)	—	(98.3)
Deferred income taxes	(9.6)	(9.5)	(19.3)	(17.8)
Loss on disposal of fixed assets	—	0.2	—	0.2
Acquisition related liability adjustment	(1.6)	—	(1.6)	—
Other operating	(11.2)	—	(11.2)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(46.1)	4.1	(179.7)	(151.8)
Prepaid expenses and other assets	(8.0)	16.4	3.1	25.2
Operating lease right-of-use assets, net	5.8	7.1	11.4	13.7
Income taxes	(80.6)	(40.7)	60.5	17.3
Accounts payable and accrued liabilities	(24.6)	0.4	(69.1)	(99.0)
Deferred revenues	81.4	(62.9)	218.1	197.9
Operating lease liabilities	(8.4)	(4.5)	(12.1)	(11.8)
Other liabilities	(9.2)	1.2	(4.5)	5.3
Net cash provided by operating activities	244.5	211.7	689.2	592.4
Cash flows from investing activities:
Acquisitions and purchase of additional controlling interest, net of cash acquired of $0.3, $0.0, $0.3, and $1.8, respectively	(20.3)	—	(24.4)	(23.4)
Investments in non-public companies	(4.5)	1.8	(4.5)	0.5
Proceeds received upon settlement of investment in non-public companies	—	112.1	—	112.1
Capital expenditures	(55.8)	(57.8)	(109.5)	(113.0)
Net cash (used in) provided by investing activities	(80.6)	56.1	(138.4)	(23.8)
Cash flows from financing activities:
Proceeds from issuance of long term debt, net of original discount	—	590.2	698.3	590.2
Payment of debt issuance costs	—	(5.6)	(6.2)	(5.6)
Repayment of current portion of long-term debt	(500.0)	—	(500.0)	—
Payment on early extinguishment of debt	—	(396.4)	—	(396.4)
Repurchases of common stock	(100.0)	(127.5)	(300.1)	(327.5)
Share repurchases not yet settled	—	(22.5)	—	(22.5)
Payment of contingent liability related to acquisition	—	—	—	(8.5)
Payment of excise tax	(7.6)	—	(7.6)	—
Proceeds from stock options exercised	22.9	35.0	47.6	63.2
Net share settlement of taxes from restricted stock and performance share awards	(7.6)	(0.5)	(25.5)	(12.6)
Dividends paid	(63.0)	(55.5)	(126.0)	(111.3)
Other financing activities, net	(3.7)	(3.1)	(6.2)	(5.9)
Net cash (used in) provided by financing activities	(659.0)	14.1	(225.7)	(236.9)
Effect of exchange rate changes	11.7	(2.2)	12.4	(2.3)
Net (decrease) increase in cash and cash equivalents	(483.4)	279.7	337.5	329.4
Cash and cash equivalents, beginning of period	1,112.1	352.4	291.2	302.7
Cash and cash equivalents, end of period	$628.7	$632.1	$628.7	$632.1
Supplemental disclosures:
Income taxes paid	$164.7	$135.3	$97.3	$141.4
Interest paid	$49.5	$46.0	$59.9	$55.1
Noncash investing and financing activities:
Deferred tax liability established on date of acquisition	$2.5	$—	$2.5	$1.4
Finance lease additions	$0.6	$10.1	$1.8	$22.5
Operating lease additions, net	$1.0	$1.1	$1.6	$3.8
Fixed assets included in accounts payable and accrued liabilities	$—	$—	$0.1	$—

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

Our condensed consolidated financial statements as of  June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations, and cash flows. Our operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. Our condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2025 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. We believe the disclosures made are adequate to keep the information presented from being misleading.

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

We plan to adopt ASU 2023-09 within our December 31, 2025, financial statements. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

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

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three and six months ended June 30, 2025 and 2024. No individual customer or country outside of the U.S. accounted for 10% or more of our consolidated revenues for the three and six months ended June 30, 2025 or 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Insurance:
Underwriting	$549.6	$507.5	$1,081.6	$1,005.9
Claims	223.0	209.3	444.0	414.9
Total revenues	$772.6	$716.8	$1,525.6	$1,420.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
United States	$627.5	$593.6	$1,249.0	$1,174.7
United Kingdom	63.1	51.0	123.1	102.9
Other countries	82.0	72.2	153.5	143.2
Total revenues	$772.6	$716.8	$1,525.6	$1,420.8

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of June 30, 2025 and December 31, 2024, we had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of June 30, 2025 and December 31, 2024, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $672.0 million and $451.1 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our condensed consolidated balance sheets, respectively, as of June 30, 2025 and December 31, 2024.

The following is a summary of the change in contract liabilities from December 31, 2024 through June 30, 2025:

Contract liabilities at December 31, 2024	$451.1
Additions to contract liabilities	1,743.5
Total revenues	(1,525.6)
Foreign currency translation adjustment	3.0
Contract liabilities at June 30, 2025	$672.0

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% and 98% of the balance at June 30, 2025 and December 31, 2024.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of June 30, 2025 and December 31, 2024, we had deferred commissions of $81.2 million and $78.5 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts, because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, was $1.2 million as of June 30, 2025 and December 31, 2024. Our investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying condensed consolidated balance sheets.

We elected not to carry our long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of June 30, 2025 and December 31, 2024, respectively:

		June 30, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Senior notes (Note 9)	Level 2	$3,214.3	$3,133.5	$3,021.0	$2,866.5

As of June 30, 2025 and December 31, 2024, we had securities without readily determinable market values of $198.4 million and $195.3 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies and do not hold investments in common stock or in-substance common stock in such entities. As of June 30, 2025 and December 31, 2024, we also had investments in private companies of $28.3 million and $27.0 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"), as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2025, there was no provision for credit losses related to these investments.

5. Leases:

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842, Leases ("ASC 842").

The following table presents the consolidated lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease cost:
Operating lease cost (1)	$7.5	$8.2	$15.1	$16.7
Sublease income	(1.0)	(1.1)	(1.7)	(2.1)
Finance lease costs:
Depreciation of finance lease assets (2)	5.1	4.9	10.2	9.3
Interest on finance lease liabilities (3)	0.6	0.7	1.1	1.2
Total lease cost	$12.2	$12.7	$24.7	$25.1

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(10.5)	$(7.7)	$(15.9)	$(16.6)
Operating cash outflows from finance leases	$(0.6)	$(0.7)	$(1.1)	$(1.2)
Financing cash outflows from finance leases	$(3.7)	$(3.1)	$(6.2)	$(5.9)

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

(3) Included in "Interest expense" in our accompanying condensed consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated finance and operating leases as of June 30, 2025 and 2024, respectively:

	June 30,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	6.6	7.7
Weighted-average remaining lease term - finance leases (in years)	3.2	3.2
Weighted-average discount rate - operating leases	3.8%	3.9%
Weighted-average discount rate - finance leases	4.2%	4.2%

Our right-of-use ("ROU") assets and lease liabilities for finance leases were $38.1 million and $37.0 million, respectively, as of June 30, 2025. Our ROU assets and lease liabilities for finance leases were $47.7 million and $41.4 million, respectively, as of December 31, 2024. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying condensed consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying condensed consolidated balance sheets (see Note 9. Debt).

Maturities of lease liabilities for the remainder of 2025 and the years through 2030 and thereafter are as follows:

	June 30, 2025
Years Ending	Operating Leases	Finance Leases
2025	$18.1	$16.7
2026	32.2	11.0
2027	31.6	8.7
2028	30.2	4.7
2029	28.8	0.1
2030 and thereafter	62.1	—
Total lease payments	203.0	41.2
Less: amount representing interest	(25.4)	(4.2)
Present value of total lease payments	$177.6	$37.0

6. Acquisitions:

2025 Acquisitions

On  April 2, 2025, we completed the acquisition of 100 percent of the stock of Nasdaq subsidiary Simplitium Limited ("Simplitium"), for a cash purchase price of $19.7 million. The acquisition will provide Verisk clients with access to 300+ third-party models, providing unique, niche views of risk across the globe. The acquisition will further our expansion in Europe and the Company’s goal of helping insurers and claims service providers leverage more holistic data and technology tools to enhance the claims experience.

The preliminary purchase price allocation of the 2025 acquisition resulted in the following:

Simplitium
Cash and cash equivalents	$0.3
Accounts receivable	3.4
Prepaid assets	0.6
Intangible assets	9.8
Goodwill	11.9
Total assets acquired	26.0
Accounts payable and accrued liabilities	0.7
Deferred revenues	2.7
Income tax payable	0.1
Deferred income tax liability	2.5
Total liabilities assumed	6.0
Net assets acquired	20.0
Less: cash acquired	0.3
Net cash purchase price	$19.7

The preliminary amounts assigned to intangible assets by type for the 2025 acquisition are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	5	$2.5
Marketing-related	5	0.1
Customer-related	13	7.2
Total intangible assets		$9.8

The preliminary allocations of the purchase price for the 2025 acquisition with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may have a significant impact on our condensed consolidated financial statements. The allocations of the purchase price will be finalized once all the information that was known as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with our acquisition includes the acquired assembled workforce, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as our ability to grow through adding additional customer relationships or new solutions in the future. The  $11.9 million in goodwill associated with our acquisitions, is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics.

For the three and six months ended June 30, 2025 and 2024, we incurred transaction costs of $0.1 million and $0.0 million, and $0.9 million and $0.1 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations. The 2025 acquisition was immaterial to our condensed consolidated statement of operations for the three and six months ended  June 30, 2025 and 2024, and therefore, supplemental information disclosure on an unaudited pro forma basis is not presented.

Acquisition Escrows and Related Liabilities

As of June 30, 2025, the acquisition of Morning Data Limited ('Morning Data') included an acquisition-related contingent payment, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA margin, and/or Cash EBITDA earn-out targets for exceptional performance. We believe that the liabilities recorded as of  June 30, 2025 and  December 31, 2024 reflect the best estimate of acquisition-related contingent payments. There was no associated current portion of the contingent payments as of  June 30, 2025 and  December 31, 2024. The associated noncurrent portion of acquisition-related contingent payments was $0.6 million and $2.2 million as of  June 30, 2025 and  December 31, 2024, respectively.

7. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2024 through June 30, 2025:

Insurance
Goodwill at December 31, 2024	$1,726.6
Purchase accounting reclassifications	0.1
Acquisitions	11.9
Foreign currency translation adjustment	70.8
Goodwill at June 30, 2025	$1,809.4

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of  June 30, or whenever events or changes in circumstances indicate that the carrying amount  may not be fully recoverable. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or “Step Zero” impairment test, to determine whether it is more likely than not that impairment has occurred. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying amounts of our reporting units exceeds their fair value, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized. As of  June 30, 2025, we completed our step zero impairment test at the reporting unit level and determined it was not more likely than not that the carrying values of our reporting units exceeded their fair values. We did not recognize any additional impairment charges related to our goodwill and indefinite-lived intangible assets.

There were no impairments to long lived assets for the  three and six months ended June 30, 2025 and 2024.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
June 30, 2025
Technology-based	8	$379.3	$(305.3)	$74.0
Marketing-related	6	39.7	(37.8)	1.9
Contract-based	6	5.0	(5.0)	—
Customer-related	13	557.7	(250.3)	307.4
Database-based	8	15.5	(10.9)	4.6
Total intangible assets		$997.2	$(609.3)	$387.9
December 31, 2024
Technology-based	8	$364.9	$(285.3)	$79.6
Marketing-related	6	37.8	(35.5)	2.3
Contract-based	6	5.0	(5.0)	—
Customer-related	13	529.1	(224.0)	305.1
Database-based	8	15.1	(9.7)	5.4
Total intangible assets		$951.9	$(559.5)	$392.4

Amortization expense related to intangible assets for the three months ended  June 30, 2025 and 2024 was $16.3 million and $18.2 million, respectively. Amortization expense related to the intangible assets for six months ended June 30, 2025 and 2024 was $32.1 million and $36.7 million, respectively. Estimated amortization expense for the remainder of 2025 and the years through 2030 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2025	$32.7
2026	63.8
2027	55.2
2028	48.1
2029	43.0
2030 and thereafter	145.1
Total	$387.9

8. Income Taxes:

Our effective tax rate for the three and six months ended June 30, 2025 was 22.7% and 22.2% compared to the effective tax rate for the three and six months ended June 30, 2024 of 21.7% and 21.1%, respectively. The increase in the effective tax rate was primarily due to a nonrecurring tax benefit recognized in the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

9. Debt:

The following table presents short-term and long-term debt by issuance as of June 30, 2025 and December 31, 2024:

	Issuance Date	Maturity Date	2025	2024
Short-term debt and current portion of long-term debt:
Credit Facilities:
Syndicated revolving credit facility	Various	Various	$—	$—
Senior notes:
4.000% senior notes, less unamortized discount and debt issuance costs of $(0.0) and $(0.3)	5/15/2015	6/15/2025	—	499.7
Finance lease liabilities (1)	Various	Various	17.0	14.5
Short-term debt and current portion of long-term debt			17.0	514.2
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(9.0) and $(9.2), respectively	5/13/2020	5/15/2050	491.0	490.8
4.125% senior notes, inclusive of unamortized premium, net of unamortized discount and debt issuance costs, of $5.6 and $6.3, respectively	3/6/2019	3/15/2029	605.6	606.3
5.250% senior notes, less unamortized discount and debt issuance costs of $(13.5) and $(14.2), respectively	6/5/2024	6/5/2034	586.5	585.8
5.250% senior notes, less unamortized discount and debt issuance costs of $(7.7)	3/11/2025	3/15/2035	692.3	—
5.500% senior notes, less unamortized discount and debt issuance costs of $(3.6) and $(3.7), respectively	5/15/2015	6/15/2045	346.4	346.3
5.750% senior notes, less unamortized discount and debt issuance costs of $(7.5) and $(7.9), respectively	3/3/2023	4/1/2033	492.5	492.1
Finance lease liabilities (1)	Various	Various	20.0	26.9
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.1)	(1.3)
Long-term debt			3,233.2	2,546.9
Total debt			$3,250.2	$3,061.1

_______________

(1) Refer to Note 5. Leases

Senior Notes

As of June 30, 2025 and December 31, 2024, we had senior notes with an aggregate principal amount of $3,250.0 million and $3,050.0 million outstanding, respectively, and were in compliance with our financial and other covenants.

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

Credit Facilities

We have a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company. The Syndicated Revolving Credit Facility  may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of June 30, 2025, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. As of June 30, 2025 and December 31, 2024, the available capacity under the Syndicated Revolving Credit Facility was $995.4 million, which takes into account outstanding letters of credit of $4.6 million.

10. Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of  June 30, 2025 and December 31, 2024. Our common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board. At June 30, 2025 and December 31, 2024, the adjusted closing price of our common stock was $311.50 and $275.43 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of June 30, 2025 and December 31, 2024.

On February 19, 2025 and April 30, 2025, our Board approved a cash dividend of $0.45 per share of common stock issued and outstanding to the holders of record as of March 14, 2025 and June 13, 2025, respectively. Cash dividends of $126.0 million and $111.3 million were paid during the six months ended June 30, 2025 and 2024, respectively, and recorded as a reduction to retained earnings.

Share Repurchase Program

In  November 2024 and March 2025, we entered into Accelerated Share Repurchase ("ASR") agreements (the "November 2024 ASR Agreement" and "March 2025 ASR Agreement") to repurchase shares of our common stock for an aggregate purchase price of $300.0 million and $200.0 million, in each case with Citibank, N.A. All ASR agreements are accounted for as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. The forward stock purchase agreements are classified as equity instruments under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. The aggregate purchase price was recorded as a reduction to stockholders' equity in our condensed consolidated statements of changes in stockholders' equity for the six months ended June 30, 2025. Upon the payment of the aggregate purchase price on November 13, 2024 and March 11, 2025, we received initial deliveries of 885,663 and 570,470 shares of our common stock, respectively. Upon the final settlement of the November 2024 ASR Agreement and March 2025 ASR Agreement, in January 2025 and April 2025, we received 189,909 and 123,766 additional shares as determined based on the volume weighted average share price of our common stock, less a discount, of $278.92 and $288.09 per share during the term of the  November 2024 ASR Agreement and March 2025 ASR Agreement, respectively.

In May 2025, we entered into an additional ASR agreement (the  "May 2025 ASR Agreement") to repurchase shares of our common stock for an aggregate purchase price of $100.0 million with Goldman Sachs & Co. LLC. Upon the payment of the aggregate purchase price on May 20, 2025, we received an initial delivery of 270,399 shares of our common stock. Upon the final settlement of the May 2025 ASR Agreement in June 2025, we received 52,614 additional shares, as determined based on the volume weighted average share price of our common stock, less a discount, of $309.58 per share during the term of the  May 2025 ASR Agreement.

We utilized cash received from operations for these repurchases. As of June 30, 2025, we had $1,291.5 million (including an additional share repurchase authorization of $1,000.0 million) available on our authorization to repurchase shares. These repurchases for the six months ended June 30, 2025 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

During the six months ended June 30, 2025 and 2024, we recorded total excise tax of $2.5 million and $27.2 million, respectively, which has been included within treasury stock, as part of the cost basis of the stock repurchased, and other noncurrent liabilities in our condensed consolidated balance sheet as of June 30, 2025 and 2024.

Treasury Stock

As of June 30, 2025, our treasury stock consisted of 404,302,204 shares of common stock, carried at cost. During the six months ended June 30, 2025, we transferred 493,356 shares of common stock from the treasury shares at a weighted average treasury stock price of $25.26 per share.

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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator used in basic and diluted EPS:
Net income	$253.3	$307.8	$485.6	$527.2
Less: Net loss attributable to noncontrolling interests	—	0.3	—	0.5
Net income attributable to Verisk	$253.3	$308.1	$485.6	$527.7
Denominator:
Weighted average number of common shares used in basic EPS	139,818,324	142,705,508	140,056,221	143,001,836
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	521,215	587,714	583,326	631,542
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	140,339,539	143,293,222	140,639,547	143,633,378

The potential shares of common stock that were excluded from diluted EPS were 3,064 and 253,641 for the three months ended June 30, 2025 and 2024, and 25,153 and 254,251 for the six months ended June 30, 2025 and 2024, respectively, because the effect of including those potential shares was anti-dilutive.

Accumulated Other Comprehensive Income

The following is a summary of accumulated other comprehensive income as of June 30, 2025 and December 31, 2024:

	2025	2024
Foreign currency translation adjustment	$189.0	$90.1
Pension and postretirement adjustment, net of tax	(73.3)	(75.1)
Accumulated other comprehensive income	$115.7	$15.0

The before-tax and after-tax amounts of other comprehensive income (loss) income for the three and six months ended June 30, 2025 and 2024 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended June 30, 2025
Foreign currency translation adjustment attributable to Verisk	$69.0	$—	$69.0
Foreign currency translation adjustment attributable to noncontrolling interests	—	—	—
Foreign currency translation adjustment	69.0	—	69.0
Pension and postretirement adjustment before reclassifications	2.3	(0.5)	1.8
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(1.2)	0.3	(0.9)
Pension and postretirement adjustment	1.1	(0.2)	0.9
Total other comprehensive income	$70.1	$(0.2)	$69.9
For the Three Months Ended June 30, 2024
Foreign currency translation adjustment attributable to Verisk	$(1.2)	$—	$(1.2)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.2)	—	(0.2)
Foreign currency translation adjustment	(1.4)	—	(1.4)
Pension and postretirement adjustment before reclassifications	2.3	(0.5)	1.8
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(1.2)	0.3	(0.9)
Pension and postretirement adjustment	1.1	(0.2)	0.9
Total other comprehensive loss	$(0.3)	$(0.2)	$(0.5)

	Before Tax	Tax (Expense) Benefit	After Tax
For the Six Months Ended June 30, 2025
Foreign currency translation adjustment attributable to Verisk	$98.9	$—	$98.9
Foreign currency translation adjustment attributable to noncontrolling interests	0.4	—	0.4
Foreign currency translation adjustment	99.3	—	99.3
Pension and postretirement adjustment before reclassifications	4.5	(1.1)	3.4
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(2.2)	0.6	(1.6)
Pension and postretirement adjustment	2.3	(0.5)	1.8
Total other comprehensive income	$101.6	$(0.5)	$101.1
For the Six Months Ended June 30, 2024
Foreign currency translation adjustment attributable to Verisk	$(16.6)	$—	$(16.6)
Foreign currency translation adjustment attributable to noncontrolling interests	0.9	—	0.9
Foreign currency translation adjustment	(15.7)	—	(15.7)
Pension and postretirement adjustment before reclassifications	4.4	(1.0)	3.4
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(2.2)	0.5	(1.7)
Pension and postretirement adjustment	2.2	(0.5)	1.7
Total other comprehensive loss	$(13.5)	$(0.5)	$(14.0)

___________

(1)

These accumulated other comprehensive loss components, before tax, are included under "Cost of revenues" and "Selling, general and administrative" in our accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12. Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan or our 2013 Incentive Plan. Awards under our 2021 Incentive Plan  may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of June 30, 2025, there were 12,172,972 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the six months ended  June 30, 2025 and 2024 was $47.6 million and $63.2 million, respectively.

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

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021 and 2013 Incentive Plans as of December 31, 2024 and June 30, 2025 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2024	1,910,333	$161.16	$218.3	307,541	$210.62	180,456	$205.10
Granted	213,569	$273.92		140,280	$276.09	46,225	$309.25
Dividend reinvestment	—	$—		—	$—	481
Exercised or lapsed	(349,903)	$136.01	$56.8	(108,983)	$207.63	(84,592)	$167.90
Canceled, expired or forfeited	(13,113)	$222.78		(8,954)	$233.22	(1,710)	$212.88
Outstanding at June 30, 2025	1,760,886	$179.37	$232.7	329,884	$239.28	140,859	$262.78
Exercisable at June 30, 2025	1,237,430	$155.30	$193.3
Exercisable at December 31, 2024	1,345,181	$142.14	$179.3
Nonvested at June 30, 2025	523,456			329,884		140,859
Expected to vest at June 30, 2025	435,958			290,588		242,386 (1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the six months ended June 30, 2025 and 2024:

	2025	2024
Option pricing model	Black-Scholes	Black-Scholes
Weighted average grant price	$273.92	$236.76
Expected volatility	22.00%	23.53%
Risk-free interest rate	4.37%	3.89%
Expected term in years	3.5	3.7
Dividend yield	0.62%	0.66%
Weighted average grant date fair value per stock option	$59.50	$53.40

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

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of our common stock as of the reporting date. Excess tax benefits from stock-based compensation were recorded as income tax benefit in our condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 5.8 years and 4.7 years for the outstanding and exercisable stock options, respectively, as of June 30, 2025.

As of  June 30, 2025, there was $110.1 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.6 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. As of June 30, 2025, there were 439,392 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

Our ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount of its fair market value at the time of purchase. During the six months ended June 30, 2025 and 2024, we issued 8,659 and 8,928 shares of common stock at a weighted discounted price of $288.78 and $238.01 for the ESPP, respectively. As of June 30, 2025, there were 1,151,635 shares of common stock reserved and available for future issuance under our ESPP.

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

The components of net periodic (benefit) cost for the three and six months ended June 30, 2025 and 2024 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended June 30,
	2025	2024	2025	2024
Interest cost	$3.8	$3.5	$—	$0.1
Expected return on plan assets	(6.3)	(6.2)	—	(0.1)
Amortization of prior service cost	—	0.2	—	—
Amortization of net actuarial loss	1.0	0.8	0.1	0.2
Net periodic (benefit) cost	$(1.5)	$(1.7)	$0.1	$0.2
Employer contributions/(reimbursement), net	$0.1	$0.2	$(0.3)	$0.3

	Pension Plan and SERP		Postretirement Plan
	For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest cost	$7.5	$7.6	$0.1	$0.1
Expected return on plan assets	(12.5)	(12.6)	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.2	—	—
Amortization of net actuarial loss	1.9	1.7	0.2	0.3
Net periodic (benefit) cost	$(3.0)	$(3.1)	$0.2	$0.3
Employer contributions/(reimbursement), net	$0.2	$0.4	$(2.7)	$0.5

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

Based on our business strategy along with the verticals we currently service, we have determined that we have one operating segment and one reportable segment, Insurance. The CODM uses EBITDA and consolidated net income to set budgets, evaluate margins, review actual results and in deciding whether to reinvest profits into the business, pursue acquisitions, pay dividends and/or engage in other capital management transactions. Consolidated net income is the measure of segment profit most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance. For the quarter ended June 30, 2025 and year ended December 31, 2024 results, please refer to the Consolidated Statements of Operations for information regarding revenues, expenses, and the measure of profit and loss, which is net income. The CODM regularly reviews the Consolidated Statement of Operations. See Note 3. Revenues for information on disaggregated revenues by type of service and by country.

Long-lived assets by country are provided below:

	June 30, 2025	December 31, 2024
Long-lived assets:
U.S.	$2,253.9	$2,303.1
U.K.	643.5	589.4
Other countries	520.1	460.6
Total long-lived assets	$3,417.5	$3,353.1

14. Related Parties:

We consider our stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. For the six months ended June 30, 2025 and 2024, we had no material transactions with related parties owning more than 5.0% of the entire class of stock.

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

Data Privacy Litigation

On or about  February 8, 2023, Plaintiffs filed a lawsuit, Atlas Data Privacy Corp., et al. v. Verisk Analytics, Inc., et al., in the Superior Court of New Jersey, Middlesex County, Case No. MID-L-000903-24, alleging violations of Daniel’s Law. Atlas claims to be an “assignee” of claims of approximately 19,640 individuals who are “covered persons” under Daniel’s Law, allegedly enacted to provide judicial and law enforcement officers and their family members with the right to prevent disclosure of their personal information and to enforce those rights against uncooperative data brokers. It is alleged that Defendants have violated Daniel’s Law by failing to respond and comply with their written request to Defendants to cease publicly disclosing or re-disclosing their protected information. Plaintiffs seek actual damages in the amount of $1,000 per violation under the statute, punitive damages, injunctive relief ordering compliance with Daniel’s Law, permanent injunctive relief, including the appointment of a qualified independent expert to ensure compliance with Daniel’s Law, and reasonable attorney’s fees and costs. On June 21, 2024, the court issued a “lack of prosecution” warning to Atlas, advising that the case will be dismissed without prejudice if service is not effectuated by August 20, 2024. The case was dismissed without prejudice on August 26, 2024. On October 11, 2024, Plaintiffs served Verisk with the Summons and Complaint, indicating their intent to revise the lawsuit. We filed a motion to dismiss, and alternatively, a request to stay the case pending a ruling on constitutionality of Daniel's Law by the 3rd Circuit in a separate Atlas lawsuit. The New Jersey Attorney General’s Office moved to intervene and also sought a stay pending a constitutionality decision by the New Jersey Supreme Court in a separate matter. The court issued an Order staying all discovery until further ordered by the court. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

16. Subsequent Events:

On July 17, 2025, we completed the acquisition of SuranceBay, a leading provider of producer licensing, onboarding, appointment and compliance solutions for the life and annuity industry, for $162.5 million in cash. This acquisition underscores our commitment to streamlining and automating the process of buying and selling insurance, and to supporting a robust life and annuity ecosystem with solutions that enhance workflows among carriers, general agencies, insurance agents and consumers. SuranceBay will become part of life solutions within our underwriting category in our insurance segment.

On July 29, 2025, we entered into a definitive agreement to acquire AccuLynx for $2.35 billion in cash to augment our network capabilities across the insurance claims and restoration ecosystem. AccuLynx is the leading SaaS platform providing end-to-end business management workflow for residential property contractors with expertise in roofing.   Upon the satisfaction of customary closing conditions including regulatory approval, AccuLynx will become part of property estimating solutions within our claims category in our insurance segment.

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

Revenues

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. For the six months ended June 30, 2025 and 2024, approximately 83% and 81% of our insurance revenues were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the six months ended June 30, 2025 and 2024, approximately 17% and 19% of our insurance revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 56% and 58% of our total operating expenses (excluding gains/losses related to dispositions) for the six months ended June 30, 2025 and 2024, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2025	2024	Change	2025	2024	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$772.6	$716.8	7.8%	$1,525.6	$1,420.8	7.4%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	229.5	219.4	4.6%	460.3	447.2	2.9%
Selling, general and administrative	106.5	101.5	4.9%	215.4	194.4	10.8%
Depreciation and amortization of fixed assets	66.0	59.0	11.9%	133.4	116.4	14.6%
Amortization of intangible assets	16.3	18.2	(10.4)%	32.1	36.7	(12.5)%
Total operating expenses, net	418.3	398.1	5.1%	841.2	794.7	5.9%
Operating income	354.3	318.7	11.2%	684.4	626.1	9.3%
Other income (expense):
Net gain on early extinguishment of debt	—	3.6	(100.0)%	—	3.6	(100.0)%
Investment gain	9.1	99.8	(90.9)%	11.7	96.5	(87.9)%
Interest expense, net	(35.5)	(29.1)	22.0%	(71.8)	(58.0)	23.8%
Total other (expense) income, net	(26.4)	74.3	(135.5)%	(60.1)	42.1	(242.8)%
Income before income taxes	327.9	393.0	(16.6)%	624.3	668.2	(6.6)%
Provision for income taxes	(74.6)	(85.2)	(12.4)%	(138.7)	(141.0)	(1.6)%
Net income	253.3	307.8	(17.7)%	485.6	527.2	(7.9)%
Less: Net loss attributable to noncontrolling interests	—	0.3	(100.0)%	—	0.5	(100.0)%
Net income attributable to Verisk	$253.3	$308.1	(17.8)%	$485.6	$527.7	(8.0)%
Basic net income per share attributable to Verisk:	$1.81	$2.16	(16.2)%	$3.47	$3.69	(6.0)%
Diluted net income per share attributable to Verisk:	$1.81	$2.15	(15.8)%	$3.45	$3.67	(6.0)%
Cash dividends declared per share (1):	$0.45	$0.39	15.4%	$0.90	$0.78	15.4%
Weighted average shares outstanding:
Basic	139,818,324	142,705,508	(2.0)%	140,056,221	143,001,836	(2.1)%
Diluted	140,339,539	143,293,222	(2.1)%	140,639,547	143,633,378	(2.1)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA(2)	$445.7	$499.3	(10.7)%	$861.6	$879.3	(2.0)%
The following is a reconciliation of net income to EBITDA:
Net income	$253.3	$307.8	(17.7)%	$485.6	$527.2	(7.9)%
Depreciation and amortization of fixed assets and intangible assets	82.3	77.2	6.6%	165.5	153.1	8.1%
Interest expense	35.5	29.1	22.0%	71.8	58.0	23.8%
Provision for income taxes	74.6	85.2	(12.4)%	138.7	141.0	(1.6)%
EBITDA	$445.7	$499.3	(10.7)%	$861.6	$879.3	(2.0)%

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

Consolidated Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues

Revenues were $772.6 million for the three months ended June 30, 2025, compared to $716.8 million for the three months ended June 30, 2024, an increase of $55.8 million or 7.8%. Our underwriting revenue increased $42.1 million or 8.3%. Our claims revenue increased $13.7 million or 6.6%.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended June 30,			Percentage change excluding
	2025	2024	Percentage change	recent acquisitions/dispositions
	(in millions)
Underwriting	$549.6	$507.5	8.3%	9.1%
Claims	223.0	209.3	6.6%	6.6%
Total Insurance	$772.6	$716.8	7.8%	8.4%

Our recent acquisition (Simplitium within the claims category of the Insurance segment) and dispositions (Atmospheric and Environmental Research ('AER') within the underwriting category of our Insurance segment) resulted in a net decrease in revenue of $3.8 million, while the remaining Insurance revenues increased $59.6 million or 8.4%. Our underwriting revenue increased $45.9 million or 9.1%, primarily due to an annual increase in prices derived from continued enhancements to the models and content of the solutions within our forms, rules and loss cost services, as well as selling expanded solutions to new and existing customers within extreme event solutions. In addition, specialty business and life solutions contributed to the growth. Our claims revenue increased $13.7 million or 6.6%, primarily due to solid growth in anti-fraud solutions and property estimating solutions.

Cost of Revenues

Cost of revenues was $229.5 million for the three months ended June 30, 2025 compared to $219.4 million for the three months ended June 30, 2024, an increase of $10.1 million or 4.6%. Our recent acquisition and disposition accounted for a decrease of $2.6 million in cost of revenues. The remaining increase of $12.7 million or 5.9% was primarily due to salaries and employee benefits of $8.7 million, bad debt expense of $2.8 million, information technology expenses of $2.1 million, professional consulting fees of $1.3 million, and rent expense of $0.6 million, partially offset by a reduction in data costs of $1.0 million, and other operating costs of $1.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $106.5 million for the three months ended June 30, 2025 compared to $101.5 million for the three months ended June 30, 2024, an increase of $5.0 million or 4.9%. Our recent acquisition and disposition accounted for a decrease of $1.0 million in selling, general, and administrative expenses. The remaining increase of $6.0 million or 6.1% was primarily due to salaries and employee benefits of $6.1 million, information technology expense of $1.4 million, rent expense of $1.0 million, and travel expenses of $0.6 million, partially offset by professional consulting fees of $2.1 million, insurance expense of $0.7 million, and other operating costs of $0.3 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $66.0 million for the three months ended June 30, 2025 compared to $59.0 million for the three months ended June 30, 2024, an increase of $7.0 million or 11.9%. The increase was primarily due to internally developed software projects that were completed and placed into service.

Amortization of Intangible Assets

Amortization of intangible assets was $16.3 million for the three months ended June 30, 2025 compared to $18.2 million for the three months ended June 30, 2024, a decrease of $1.9 million or 10.4%. The decrease was primarily due to intangible assets that were fully amortized.

Net Gain on Early Extinguishment of Debt

Net gain on early extinguishment of debt was $3.6 million for the three months ended June 30, 2024 due to a cash tender offer of $400.0 million aggregate principal amount of our 2025 Senior Notes that was completed on June 7, 2024.

Investment Gain

Investment gain was $9.1 million for the three months ended June 30, 2025 compared to $99.8 million for the three months ended June 30, 2024, a decrease of $90.7 million. The decrease was primarily due to the net gains realized in the prior year associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, partially offset by the impact of foreign currencies associated with transactions in the normal course of business.

Interest Expense, net

Interest expense, net was $35.5 million for the three months ended June 30, 2025 compared to $29.1 million for the three months ended June 30, 2024, an increase of $6.4 million or 22.0%. The increase was primarily driven by interest expense related to the issuance of our 2035 Senior Notes, partially offset by the repayment of our 2025 Senior Notes and higher interest income for the three months ended June 30, 2025.

Provision for Income Taxes

The provision for income taxes was $74.6 million and the effective tax rate was 22.7% for the three months ended June 30, 2025, compared to $85.2 million and 21.7% for the three months ended June 30, 2024. The increase in the effective tax rate was primarily due to a nonrecurring tax benefit recognized in the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin

Net income was $253.3 million for the three months ended June 30, 2025 compared to $307.8 million for the three months ended June 30, 2024. The net income margin was 32.8% for the three months ended June 30, 2025 compared to 42.9% for the three months ended June 30, 2024. The decrease in net income margin was primarily driven by net gains realized in the prior year associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, and a net gain on the early extinguishment of debt in the prior year, partially offset by the impact of foreign currencies associated with transactions in the normal course of business.

EBITDA Margin [1]

EBITDA was $ 445.7 million for the three months ended June 30, 2025 compared to $ 499.3 million for the three months ended June 30, 2024. The EBITDA margin for our consolidated results was 57.7% for the three months ended June 30, 2025 compared to 69.7% for the three months ended June 30, 2024. The decrease in EBITDA margin was primarily driven by net gains realized in the prior year associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, and a net gain on the early extinguishment of debt in the prior year, partially offset by the impact of foreign currencies associated with transactions in the normal course of business.

Consolidated Results of Operations

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenues

Revenues were $1,525.6 million for the six months ended June 30, 2025, compared to $1,420.8 million for the six months ended June 30, 2024, an increase of $104.8 million or 7.4%. Our underwriting revenue increased $75.7 million or 7.5%. Our claims revenue increased $29.1 million or 7.0%.

Our revenue by category for the periods presented is set forth below:

	Six Months Ended June 30,			Percentage change excluding
	2025	2024	Percentage change	recent acquisitions/dispositions
	(in millions)
Underwriting	$1,081.6	$1,005.9	7.5%	8.5%
Claims	444.0	414.9	7.0%	7.0%
Total Insurance	$1,525.6	$1,420.8	7.4%	8.0%

Our recent acquisition (Rocket and Simplitium within the claims category of the Insurance segment) and dispositions (AER within the underwriting category of our Insurance segment) resulted in a net decrease in revenue of $8.4 million, while the remaining Insurance revenues increased $113.2 million or 8.0%. Our underwriting revenue increased $84.3 million or 8.5%, primarily due to an annual increase in prices derived from continued enhancements to the models and content of the solutions within our forms, rules and loss cost services, as well as selling expanded solutions to new and existing customers within extreme event solutions. In addition, specialty business and life solutions contributed to the growth. Our claims revenue increased $28.9 million or 7.0%, primarily due to solid growth in anti-fraud solutions and property estimating solutions.

Cost of Revenues

Cost of revenues was $460.3 million for the six months ended June 30, 2025 compared to $447.2 million for the six months ended June 30, 2024, an increase of $13.1 million or 2.9%. Our recent acquisition and disposition accounted for a decrease of $6.3 million in cost of revenues. The remaining increase of $19.4 million or 4.4% was primarily due to salaries and employee benefits of $12.0 million, information technology expenses of $5.5 million, and bad debt expense of $5.0 million, partially offset by a reduction in professional consulting fees of $1.6 million, rent expense of $0.3 million, and other operating costs of $1.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $215.4 million for the six months ended June 30, 2025 compared to $194.4 million for the six months ended June 30, 2024, an increase of $21.0 million or 10.8%. Our recent acquisition and disposition accounted for a decrease of $1.8 million in selling, general, and administrative expenses. The remaining increase of $22.8 million or 11.9% was primarily due to salaries and employee benefits of $10.9 million, professional consulting fees of $7.0 million, information technology expense of $1.9 million, rent expense of $1.8 million, and travel expenses of $1.5 million, partially offset by a reduction in insurance expense of $0.3 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $133.4 million for the six months ended June 30, 2025 compared to $116.4 million for the six months ended June 30, 2024, an increase of $17.0 million or 14.6%. The increase was primarily due to internally developed software projects that were completed and placed into service.

Amortization of Intangible Assets

Amortization of intangible assets was $32.1 million for the six months ended June 30, 2025 compared to $36.7 million for the six months ended June 30, 2024, a decrease of $4.6 million or 12.5%. The decrease was primarily due to intangible assets that were fully amortized of $4.9 million, partially offset by the amortization of intangible assets related to our recent acquisitions of $0.3 million.

Net Gain on Early Extinguishment of Debt

Net gain on early extinguishment of debt was $3.6 million for the six months ended June 30, 2024 due to a cash tender offer of $400.0 million aggregate principal amount of our 2025 Senior Notes that was completed on June 7, 2024.

Investment Gain

Investment gain was $11.7 million for the six months ended June 30, 2025 compared to $96.5 million for the six months ended June 30, 2024, a decrease of $84.8 million. The decrease was primarily due to the net gains realized in the prior year associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, partially offset by the impact of foreign currencies associated with transactions in the normal course of business.

Interest Expense, net

Interest expense, net was $71.8 million for the six months ended June 30, 2025 compared to $58.0 million for the six months ended June 30, 2024, an increase of $13.8 million or 23.8%. The increase was primarily driven by interest expense related to the issuance of our 2035 Senior Notes, partially offset by the repayment of our 2025 Senior Notes and increased interest income for the six months ended June 30, 2025.

Provision for Income Taxes

The provision for income taxes was $138.7 million and the effective tax rate was 22.2% for the six months ended June 30, 2025, compared to $141.0 million and 21.1% for the six months ended June 30, 2024. The increase in the effective tax rate was primarily due to a nonrecurring tax benefit recognized in the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin

Net income was $485.6 million for the six months ended June 30, 2025 compared to $527.2 million for the six months ended June 30, 2024. The net income margin was 31.8% for the six months ended June 30, 2025 compared to 37.1% for the six months ended June 30, 2024. The decrease in net income margin was primarily driven by net gains realized in the prior year associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, and a net gain on the early extinguishment of debt in the prior year, partially offset by the impact of foreign currencies associated with transactions in the normal course of business.

EBITDA Margin [1]

EBITDA was $ 861.6 million for the six months ended June 30, 2025 compared to $ 879.3 million for the six months ended June 30, 2024. The EBITDA margin for our consolidated results was 56.5% for the six months ended June 30, 2025 compared to 61.9% for the six months ended June 30, 2024. The decrease in EBITDA margin was primarily driven by net gains realized in the prior year associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, and a net gain on the early extinguishment of debt in the prior year, partially offset by the impact of foreign currencies associated with transactions in the normal course of business.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	Total	Total	Total	Total
Net income	$253.3	$307.8	$485.6	$527.2
Depreciation and amortization of fixed assets	66.0	59.0	133.4	116.4
Amortization of intangible assets	16.3	18.2	32.1	36.7
Interest expense	35.5	29.1	71.8	58.0
Provision for income taxes	74.6	85.2	138.7	141.0
EBITDA	$445.7	$499.3	$861.6	$879.3
Revenue	$772.6	$716.8	$1,525.6	$1,420.8
EBITDA Margin	57.7%	69.7%	56.5%	61.9%

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents and available-for-sale securities totaling $630.0 million and $292.5 million, respectively. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of June 30, 2025 and December 31, 2024, a vast majority of our domestic cash and cash equivalents is with TD Bank, N.A., and JPMorgan Chase N.A. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the six months ended June 30, 2025 and 2024, we repurchased $300.1 million and $350.0 million (inclusive of $22.5 million in treasury stock then not yet settled), respectively, of our common stock. The repurchase of our common stock was funded using cash from operations. For the six months ended June 30, 2025 and 2024, we also paid dividends of $126.0 million and $111.3 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $3,250.0 million and $3,050.0 million at June 30, 2025 and December 31, 2024, respectively, and we were in compliance with our financial and other covenants. The debt at June 30, 2025, primarily consists of senior notes issued in 2025, 2024, 2023, 2020, 2019, and 2015. Interest on the senior notes is payable semi-annually each year. The unamortized discount and debt issuance costs were recorded as "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-Q over the life of the respective senior note. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions, and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding notes, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. See Note 9. for additional information on our financing activities.

We have a $1,000.0 million Syndicated Revolving Credit Facility with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, N.A., Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company with a maturity date of April 5, 2028. Borrowing under the facility is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending on the public debt rating. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated funded debt leverage ratio of less than 3.75 to 1.0. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.0 (no more than once) and to 4.25 to 1.0 (no more than once) in connection with the closing of a permitted acquisition. The Syndicated Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the Repurchase Program. As of June 30, 2025, we were in compliance with all financial and other debt covenants under the Syndicated Credit Facility. As of June 30, 2025 and December 31, 2024, the available capacity under the Syndicated Revolving Credit Facility was $995.4 million, which takes into account outstanding letters of credit of $4.6 million.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Percentage change	2025	2024	Percentage change
	(in millions)			(in millions)
Net cash provided by operating activities	$244.5	$211.7	15.5%	$689.2	$592.4	16.3%
Net cash (used in) provided by investing activities	$(80.6)	$56.1	N/A	$(138.4)	$(23.8)	481.5%
Net cash (used in) provided by financing activities	$(659.0)	$14.1	N/A	$(225.7)	$(236.9)	(4.7)%

Operating Activities

Net cash provided by operating activities was $244.5 million for the three months ended June 30, 2025, compared to $211.7 million for the three months ended June 30, 2024, an increase of $32.8 million or 15.5%. The increase in operating cash flow was due to an increase in operating profit partially offset by the timing of certain cash payments throughout the quarter.

Net cash provided by operating activities was $689.2 million for the six months ended June 30, 2025, compared to $592.4 million for the six months ended June 30, 2024, an increase of $96.8 million or 16.3%. The increase in operating cash flow was due to an increase in operating profit and a federal tax refund received in the first quarter of 2025.

Investing Activities

Net cash used in investing activities of $80.6 million for the three months ended June 30, 2025 was primarily related to capital expenditures of $55.8 million and acquisitions of $20.3 million. Net cash provided by investing activities of $56.1 million for the three months ended June 30, 2024 was primarily related to proceeds received upon settlement of our retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022 of $112.1 million, partially offset by capital expenditures of $57.8 million.

Net cash used in investing activities of $138.4 million for the six months ended June 30, 2025 was primarily related to capital expenditures of $109.5 million and an acquisition and purchase of an additional controlling interest of $24.4 million. Net cash used in investing activities of $23.8 million for the six months ended June 30, 2024 was primarily related to capital expenditures of $113.0 million, and acquisitions and a purchase of an additional controlling interest totaling $23.4 million, partially offset by proceeds received upon settlement of our retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022 of $112.1 million.

Financing Activities

Net cash used in financing activities of $659.0 million for the three months ended June 30, 2025 was primarily driven by the repayment of our 2025 senior note of $500.0 million, repurchases of common stock of $100.0 million, dividends paid of $63.0 million, payment of excise tax of $7.6 million, the net share settlement of taxes from restricted stock and performance share awards of $7.6 million, and other financing activities of $3.7 million, partially offset by the proceeds from stock options exercised of $22.9 million. Net cash provided by financing activities of $14.1 million for the three months ended June 30, 2024 was primarily driven by the payment on early extinguishment of debt of $396.4 million, the funding of a $150.0 million accelerated share repurchase program, and dividends paid of $55.5 million, partially offset by proceeds from the issuance of long-term debt, net of original discount, of $590.2 million, and proceeds from stock options exercised of $35.0 million.

Net cash used in financing activities of $225.7 million for the six months ended June 30, 2025 was primarily driven by the repayment of our 2025 senior note of $500.0 million, repurchases of common stock of $300.1 million, dividends paid of $126.0 million, the net share settlement of taxes from restricted stock and performance share awards of $25.5 million, payment of excise tax of $7.6 million, payment of debt issuance costs of $6.2 million, and other financing activities of $6.2 million, partially offset by the proceeds from issuance of long term debt of $698.3 million and proceeds from stock options exercised of $47.6 million. Net cash used in financing activities of $236.9 million for the six months ended June 30, 2024 was primarily driven by the payment on the early extinguishment of debt of $396.4 million, the funding of $350.0 million of accelerated share repurchase programs, and dividends paid of $111.3 million, partially offset by proceeds from the issuance of long-term debt, net of original discount, of $590.2 million, and proceeds from stock options exercised of $63.2 million.

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

Market risks at June 30, 2025 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 26, 2025.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 15. to our condensed consolidated financial statements for the six months ended June 30, 2025 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 26, 2025, as supplemented by the information provided under the heading "Risk Factors" in our Form 10-Q for the quarter ended June 30, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. On February 19, 2025, our Board of Directors approved an additional share repurchase authorization of up to $1.0 billion. As of June 30, 2025, we had $1,291.5 million available to repurchase shares. Our share repurchases for the quarter ended June 30, 2025 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
					(in millions)
April 1, 2025 through April 30, 2025	123,766	(1)	$288.09	123,766	$1,391.5
May 1, 2025 through May 31, 2025	270,399	(2)	$314.35	270,399	$1,291.5
June 1, 2025 through June 30, 2025	52,614	(2)	$309.58	52,614	$1,291.5
	446,779			446,779

(1)	In March 2025, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $200.0 million with Citibank, N.A. This ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price on March 11, 2025, we received an initial delivery of 570,470 shares of our common stock at an initial price of $298.00 per share, representing an initial delivery of approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in April 2025, we received 123,766 additional shares, as determined based on the volume weighted average share price of our common stock, less a discount, of $288.09 per share during the term of this ASR agreement.
(2)	In May 2025, we entered into an additional ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $100.0 million with Goldman Sachs & Co. LLC. This ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price on May 20, 2025, we received an initial delivery of 270,399 shares of our common stock at an initial price of $314.35 per share, representing an initial delivery of approximately 85 percent of the aggregate purchase price. Upon the final settlement of this ASR agreement in June 2025, we received 52,614 additional shares, as determined based on the volume weighted average share price of our common stock, less a discount, of $309.58 per share during the term of this ASR agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our Section 16 officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements” (as those terms are defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Verisk Analytics, Inc., effective as of May 20, 2025, incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 27, 2025.
3.2	Amended and Restated Bylaws of Verisk Analytics, Inc., effective as of May 20, 2025, incorporated by herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 27, 2025.
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: July 30, 2025	By:	/s/ Elizabeth D. Mann
Elizabeth D. Mann
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)