Form 10-Q
period 2025-09-30
Verisk Analytics, Inc.
filed 2025-10-29
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 24, 2025, there were 139,372,570 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024
	(in millions, except for share and per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$2,107.9	$291.2
Accounts receivable, net of allowance for doubtful accounts of $33.9 and $22.5, respectively	436.8	434.4
Prepaid expenses	85.2	72.8
Income taxes receivable	35.8	83.3
Other current assets	29.4	29.9
Total current assets	2,695.1	911.6
Noncurrent assets:
Fixed assets, net	591.0	605.9
Operating lease right-of-use assets, net	143.9	156.0
Intangible assets, net	447.6	392.4
Goodwill	1,878.6	1,726.6
Deferred income tax assets	36.7	34.3
Other noncurrent assets	449.0	437.9
Total assets	$6,241.9	$4,264.7
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$229.2	$249.8
Short-term debt and current portion of long-term debt	1,488.9	514.2
Deferred revenues	505.0	447.2
Operating lease liabilities	26.7	26.0
Income taxes payable	9.2	1.7
Total current liabilities	2,259.0	1,238.9
Noncurrent liabilities:
Long-term debt	3,229.2	2,546.9
Deferred income tax liabilities	209.8	191.6
Operating lease liabilities	144.0	158.7
Other noncurrent liabilities	22.4	23.6
Total liabilities	5,864.4	4,159.7
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 139,370,402 and 140,414,637 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	3,095.8	2,994.0
Treasury stock, at cost, 404,632,636 and 403,588,401 shares, respectively	(10,497.0)	(10,062.4)
Retained earnings	7,675.9	7,153.4
Accumulated other comprehensive income	101.9	15.0
Total Verisk stockholders' equity	376.7	100.1
Noncontrolling interests	0.8	4.9
Total stockholders’ equity	377.5	105.0
Total liabilities and stockholders’ equity	$6,241.9	$4,264.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except for share and per share data)
Revenues	$768.3	$725.3	$2,293.9	$2,146.1
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	229.5	223.4	689.8	670.6
Selling, general and administrative	110.6	114.0	326.0	308.4
Depreciation and amortization of fixed assets	64.0	58.1	197.4	174.5
Amortization of intangible assets	18.3	18.3	50.4	55.0
Total operating expenses, net	422.4	413.8	1,263.6	1,208.5
Operating income	345.9	311.5	1,030.3	937.6
Other (expense) income:
Net gain on early extinguishment of debt	—	—	—	3.6
Investment (loss) gain	(1.6)	5.9	10.1	102.4
Interest expense, net	(42.2)	(32.1)	(114.0)	(90.1)
Total other (expense) income, net	(43.8)	(26.2)	(103.9)	15.9
Income before income taxes	302.1	285.3	926.4	953.5
Provision for income taxes	(76.6)	(65.3)	(215.3)	(206.3)
Net income	225.5	220.0	711.1	747.2
Less: Net loss attributable to noncontrolling interests	—	0.1	—	0.6
Net income attributable to Verisk	$225.5	$220.1	$711.1	$747.8
Basic net income per share attributable to Verisk:	$1.62	$1.55	$5.08	$5.24
Diluted net income per share attributable to Verisk:	$1.61	$1.54	$5.06	$5.22
Weighted-average shares outstanding:
Basic	139,509,985	141,778,551	139,874,142	142,594,074
Diluted	139,941,935	142,511,476	140,407,010	143,259,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income	$225.5	$220.0	$711.1	$747.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(14.9)	47.1	84.4	31.4
Pension and postretirement liability adjustment	1.0	0.8	2.8	2.5
Total other comprehensive (loss) income	(13.9)	47.9	87.2	33.9
Comprehensive income	211.6	267.9	798.3	781.1
Less: Comprehensive loss (income) attributable to noncontrolling interests	0.1	(0.2)	(0.3)	(1.1)
Comprehensive income attributable to Verisk	$211.7	$267.7	$798.0	$780.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Three Months Ended September 30, 2025 and 2024

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, July 1, 2025	544,003,038	$0.1	$3,080.3	$(10,397.6)	$7,513.2	$115.7	$311.7	$0.9	$312.6
Net income	—	—	—	—	225.5	—	225.5	—	225.5
Other comprehensive loss	—	—	—	—	—	(13.8)	(13.8)	(0.1)	(13.9)
Investment in noncontrolling interests	—	—	—	—	—	—	—	—	—
Common stock dividend (1)	—	—	—	—	(62.8)	—	(62.8)	—	(62.8)
Treasury stock acquired (370,103 shares)	—	—	—	(100.1)	—	—	(100.1)	—	(100.1)
Excise tax associated with share repurchases	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Stock options exercised (31,049 shares transferred from treasury stock)	—	—	3.0	0.9	—	—	3.9	—	3.9
Performance share units ("PSU") lapsed	—	—	—	—	—	—	—	—	—
Restricted stock ("RSAs") lapsed (2,559 shares transferred from treasury stock)	—	—	(0.1)	0.1	—	—	—	—	—
Stock-based compensation expense	—	—	12.1	—	—	—	12.1	—	12.1
Net share settlement from RSAs and PSUs (1,671 shares withheld for tax settlement)	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)
Other stock issuances (6,063 shares transferred from treasury stock)	—	—	1.0	0.1	—	—	1.1	—	1.1
Balance, September 30, 2025	544,003,038	$0.1	$3,095.8	$(10,497.0)	$7,675.9	$101.9	$376.7	$0.8	$377.5

Balance, July 1, 2024	544,003,038	$0.1	$2,942.8	$(9,389.2)	$6,833.3	$43.3	$430.3	$5.0	$435.3
Net income (loss)	—	—	—	—	220.1	—	220.1	(0.1)	220.0
Other comprehensive income	—	—	—	—	—	47.6	47.6	0.2	47.8
Investment in noncontrolling interests	—	—	—	—	—	0.1	0.1	—	0.1
Common stock dividend (1)	—	—	—	—	(55.3)	—	(55.3)	—	(55.3)
Treasury stock acquired (1,371,626 shares)	—	—	22.5	(422.7)	—	—	(400.2)	—	(400.2)
Treasury stock shares repurchased not yet settled	—	—	(60.0)	60.0	—	—	—	—	—
Excise tax associated with share repurchases	—	—	—	(2.8)	—	—	(2.8)	—	(2.8)
Stock options exercised (300,026 shares transferred from treasury stock)	—	—	40.3	7.3	—	—	47.6	—	47.6
Restricted stock ("RSAs") lapsed (2,089 shares transferred from treasury stock)	—	—	(0.1)	0.1	—	—	—	—	—
Stock-based compensation expense	—	—	11.6	—	—	—	11.6	—	11.6
Net share settlement from RSAs (1,652 shares withheld for tax settlement)	—	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Other stock issuances (5,642 shares transferred from treasury stock)	—	—	1.0	-	—	—	1.0	—	1.0
Balance, September 30, 2024	544,003,038	$0.1	$2,957.7	$(9,747.3)	$6,998.1	$91.0	$299.6	$5.1	$304.7

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For The Nine Months Ended September 30, 2025 and 2024

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in millions, except for share data)
Balance, January 1, 2025	544,003,038	$0.1	$2,994.0	$(10,062.4)	$7,153.4	$15.0	$100.1	$4.9	$105.0
Net income	—	—	—	—	711.1	—	711.1	—	711.1
Other comprehensive income	—	—	—	—	—	86.9	86.9	0.3	87.2
Investment in noncontrolling interests	—	—	(0.7)	—	—	—	(0.7)	(4.4)	(5.1)
Common stock dividend (1)	—	—	—	—	(188.6)	—	(188.6)	—	(188.6)
Treasury stock acquired (1,577,262 shares)	—	—	45.0	(445.2)	—	—	(400.2)	—	(400.2)
Excise tax associated with share repurchases	—	—	—	(2.9)	—	—	(2.9)	—	(2.9)
Stock options exercised (380,952 shares transferred from treasury stock)	—	—	41.8	9.7	—	—	51.5	—	51.5
PSUs lapsed (63,469 shares transferred from treasury stock)	—	—	(1.6)	1.6	—	—	—	—	—
RSAs lapsed (71,202 shares transferred from treasury stock)	—	—	(1.8)	1.8	—	—	—	—	—
Stock-based compensation expense	—	—	41.8	—	—	—	41.8	—	41.8
Net share settlement from RSAs and PSUs (91,272 shares withheld for tax settlement)	—	—	(26.0)	—	—	—	(26.0)	—	(26.0)
Other stock issuances (17,404 shares transferred from treasury stock)	—	—	3.3	0.4	—	—	3.7	—	3.7
Balance, September 30, 2025	544,003,038	$0.1	$3,095.8	$(10,497.0)	$7,675.9	$101.9	$376.7	$0.8	$377.5

Balance, January 1, 2024	544,003,038	$0.1	$2,872.3	$(9,037.5)	$6,416.9	$58.2	$310.0	$12.2	$322.2
Net income (loss)	—	—	—	—	747.8	—	747.8	(0.6)	747.2
Other comprehensive income	—	—	—	—	—	32.1	32.1	1.1	33.2
Investment in noncontrolling interests	—	—	(7.0)	—	—	0.7	(6.3)	(7.6)	(13.9)
Common stock dividend (1)	—	—	—	—	(166.6)	—	(166.6)	—	(166.6)
Treasury stock acquired (2,895,946 shares)	—	—	37.5	(787.9)	—	—	(750.4)	—	(750.4)
Treasury stock shares repurchased not yet settled	—	—	(60.0)	60.0	—	—	—	—	—
Excise tax associated with share repurchases	—	—	—	(4.8)	—	—	(4.8)	—	(4.8)
Stock options exercised (873,272 shares transferred from treasury stock)	—	—	90.1	20.4	—	—	110.5	—	110.5
PSUs lapsed (27,819 shares transferred from treasury stock)	—	—	(0.6)	0.6	—	—	—	—	—
RSAs lapsed (65,351 shares transferred from treasury stock)	—	—	(1.5)	1.5	—	—	—	—	—
Stock-based compensation expense	—	—	37.2	—	—	—	37.2	—	37.2
Net share settlement from RSAs (54,629 shares withheld for tax settlement)	—	—	(13.0)	—	—	—	(13.0)	—	(13.0)
Other stock issuances (17,520 shares transferred from treasury stock)	—	—	2.7	0.4	—	—	3.1	—	3.1
Balance, September 30, 2024	544,003,038	$0.1	$2,957.7	$(9,747.3)	$6,998.1	$91.0	$299.6	$5.1	$304.7

_______________

(1) Refer to Note 11. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$225.5	$220.0	$711.1	$747.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	64.0	58.1	197.4	174.5
Amortization of intangible assets	18.3	18.3	50.4	55.0
Amortization of debt issuance costs and original issue discount, net of original issue premium	0.9	0.9	2.3	2.2
Provision for doubtful accounts	2.5	4.3	13.9	11.2
Net gain on early extinguishment of debt	—	—	—	(3.6)
Impairment of cost-based investments	—	—	—	1.0
Stock-based compensation expense	12.1	11.6	41.8	37.2
Net gain upon settlement of investment in non-public companies	—	—	—	(98.3)
Deferred income taxes	29.9	(8.2)	10.6	(26.0)
Loss on disposal of fixed assets	—	7.5	—	7.7
Gain on lease modification	—	(1.9)	—	(1.9)
Acquisition related liability adjustment	—	—	(1.6)	—
Other operating	2.9	—	(8.3)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	173.1	31.6	(6.6)	(120.2)
Prepaid expenses and other assets	(8.4)	7.9	(5.3)	33.1
Operating lease right-of-use assets, net	6.6	9.5	18.0	23.2
Income taxes	(5.0)	(3.5)	55.5	13.8
Accounts payable and accrued liabilities	54.5	32.9	(14.6)	(66.1)
Deferred revenues	(165.3)	(75.7)	52.8	122.2
Operating lease liabilities	(8.3)	(14.9)	(20.4)	(26.7)
Other liabilities	0.2	(2.2)	(4.3)	3.1
Net cash provided by operating activities	403.5	296.2	1,092.7	888.6
Cash flows from investing activities:
Acquisitions and purchase of additional controlling interest, net of cash acquired of $4.6, $0.0, $4.9, and $1.8, respectively	(160.4)	—	(184.8)	(23.4)
Investments in non-public companies	(4.0)	(0.9)	(8.5)	(0.4)
Proceeds received upon settlement of investment in non-public companies	—	—	—	112.1
Capital expenditures	(67.4)	(55.5)	(176.9)	(168.5)
Escrow (funding) release associated with acquisitions	(2.7)	3.8	(2.7)	3.8
Net cash used in investing activities	(234.5)	(52.6)	(372.9)	(76.4)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original discount	—	—	698.3	590.2
Proceeds from the issuance of short-term debt	1,497.9	—	1,497.9	—
Payment of debt issuance costs	(19.2)	—	(25.4)	(5.6)
Repayment of current portion of long-term debt	—	—	(500.0)	—
Payment on early extinguishment of debt	—	—	—	(396.4)
Repurchases of common stock	(100.1)	(340.0)	(400.2)	(690.0)
Share repurchases not yet settled	—	(60.0)	—	(60.0)
Payment of contingent liability related to acquisition	—	—	—	(8.5)
Payment of excise tax	—	—	(7.6)	—
Proceeds from stock options exercised	3.7	47.4	51.3	110.6
Net share settlement of taxes from restricted stock and performance share awards	(0.5)	(0.4)	(26.0)	(13.0)
Dividends paid	(62.6)	(55.3)	(188.6)	(166.6)
Other financing activities, net	(13.9)	(13.0)	(20.1)	(18.9)
Net cash provided by (used in) financing activities	1,305.3	(421.3)	1,079.6	(658.2)
Effect of exchange rate changes	4.9	3.6	17.3	1.3
Net increase (decrease) in cash and cash equivalents	1,479.2	(174.1)	1,816.7	155.3
Cash and cash equivalents, beginning of period	628.7	632.1	291.2	302.7
Cash and cash equivalents, end of period	$2,107.9	$458.0	$2,107.9	$458.0
Supplemental disclosures:
Income taxes paid	$51.7	$77.0	$149.0	$218.4
Interest paid	$24.9	$7.9	$84.8	$63.0
Noncash investing and financing activities:
Deferred tax liability established on date of acquisition	$—	$—	$2.5	$1.4
Finance lease additions	$2.2	$5.9	$4.0	$28.4
Operating lease additions (terminations), net	$2.2	$(9.5)	$3.8	$(5.7)
Fixed assets included in accounts payable and accrued liabilities	$0.1	$—	$0.2	$—

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

Our condensed consolidated financial statements as of  September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations, and cash flows. Our operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. Our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2025 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. We believe the disclosures made are adequate to keep the information presented from being misleading.

Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on Consolidated Financial Statements or Other Significant Matters
Income Taxes (Topic 740) In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures ("ASU No. 2023-09")

The amendments within ASU No. 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This Update also includes certain other amendments to improve the effectiveness of income tax disclosures

The ASU’s amendments are effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted.

We plan to adopt ASU 2023-09 within our December 31, 2025 financial statements. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Disaggregation of Income Statement Expenses ("ASU No. 2024-03")

The amendments in ASU 2024-03 require additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement.

		The ASU is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2027, and interim period reporting beginning in fiscal 2028 on a prospective basis.	We are currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.
Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) In September 2025, the FASB issued Accounting Standards Update ("ASU") No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software ("ASU No. 2024-03")	ASU 2025-06 modernizes the accounting for internal-use software under ASC 350-40 by aligning it with current development practices, especially agile and iterative methods. It clarifies when to begin capitalizing costs, improves operability across different development approaches, and enhances disclosure requirements.	This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted.	We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three and nine months ended September 30, 2025 and 2024. No individual customer or country outside of the U.S. accounted for 10% or more of our consolidated revenues for the three and nine months ended September 30, 2025 or 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Insurance:
Underwriting	$542.1	$506.9	$1,623.7	$1,512.8
Claims	226.2	218.4	670.2	633.3
Total revenues	$768.3	$725.3	$2,293.9	$2,146.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
United States	$631.9	$604.1	$1,880.9	$1,778.8
United Kingdom	63.7	53.3	186.8	156.2
Other countries	72.7	67.9	226.2	211.1
Total revenues	$768.3	$725.3	$2,293.9	$2,146.1

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of September 30, 2025 and December 31, 2024, we had no contract assets. Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of September 30, 2025 and December 31, 2024, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $507.0 million and $451.1 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our condensed consolidated balance sheets, as of September 30, 2025 and December 31, 2024.

The following is a summary of the change in contract liabilities from December 31, 2024 through September 30, 2025:

Contract liabilities at December 31, 2024	$451.1
Additions to contract liabilities	2,347.5
Total revenues	(2,293.9)
Foreign currency translation adjustment	2.3
Contract liabilities at September 30, 2025	$507.0

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% and 98% of the balance at September 30, 2025 and December 31, 2024, respectively.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of September 30, 2025 and December 31, 2024, we had deferred commissions of $80.4 million and $78.5 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts, because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, was $0.7 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively. Our investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying condensed consolidated balance sheets.

We elected not to carry our long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of September 30, 2025 and December 31, 2024, respectively:

		September 30, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Senior notes (Note 9)	Level 2	$4,700.7	$4,683.6	$3,021.0	$2,866.5

As of September 30, 2025 and December 31, 2024, we had securities without readily determinable market values of $201.3 million and $195.3 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies and do not hold investments in common stock or in-substance common stock in such entities. As of September 30, 2025 and December 31, 2024, we also had investments in private companies of $29.8 million and $27.0 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"), as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, there was no provision for credit losses related to these investments.

5. Leases:

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842, Leases ("ASC 842").

The following table presents the consolidated lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease cost:
Operating lease cost (1)	$7.6	$8.3	$22.7	$25.0
Sublease income	(1.4)	(1.1)	(3.1)	(3.2)
Finance lease costs:
Depreciation of finance lease assets (2)	5.5	5.0	15.7	14.3
Interest on finance lease liabilities (3)	0.4	0.5	1.5	1.7
Total lease cost	$12.1	$12.7	$36.8	$37.8

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$(9.4)	$(9.0)	$(25.3)	$(25.6)
Operating cash outflows from finance leases	$(0.4)	$(0.5)	$(1.5)	$(1.7)
Financing cash outflows from finance leases	$(13.9)	$(13.0)	$(20.1)	$(18.9)

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

(3) Included in "Interest expense" in our accompanying condensed consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated finance and operating leases as of September 30, 2025 and 2024, respectively:

	September 30,
	2025	2024
Weighted-average remaining lease term - operating leases (in years)	6.3	7.2
Weighted-average remaining lease term - finance leases (in years)	2.7	3.3
Weighted-average discount rate - operating leases	3.8%	4.1%
Weighted-average discount rate - finance leases	4.1%	4.2%

Our right-of-use ("ROU") assets and lease liabilities for finance leases were $34.2 million and $25.1 million, respectively, as of September 30, 2025. Our ROU assets and lease liabilities for finance leases were $47.7 million and $41.4 million, respectively, as of December 31, 2024. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying condensed consolidated balance sheets. Our lease liabilities for finance leases were included in the "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying condensed consolidated balance sheets (see Note 9. Debt).

Maturities of lease liabilities for the remainder of 2025 and the years through 2030 and thereafter are as follows:

	September 30, 2025
Years Ending	Operating Leases	Finance Leases
2025	$8.6	$4.2
2026	32.4	11.2
2027	31.8	8.9
2028	30.5	4.6
2029	29.1	0.1
2030 and thereafter	62.1	—
Total lease payments	194.5	29.0
Less: amount representing interest	(23.8)	(3.9)
Present value of total lease payments	$170.7	$25.1

6. Acquisitions:

2025 Acquisitions

On July 17, 2025, we completed the acquisition of SuranceBay, LLC ("SuranceBay"), a leading provider of producer licensing, onboarding, appointment and compliance solutions for the life and annuity industry for $163.1 million in cash This acquisition underscores our commitment to streamlining and automating the process of buying and selling insurance, and to supporting a robust life and annuity ecosystem with solutions that enhance workflows among carriers, general agencies, insurance agencies and consumers.

On  April 2, 2025, we completed the acquisition of 100 percent of the stock of Nasdaq subsidiary Simplitium Limited ("Simplitium"), for a cash purchase price of $19.7 million. The acquisition will provide Verisk clients with access to 300+ third-party models, providing unique, niche views of risk across the globe. The acquisition will further our expansion in Europe and our goal of helping insurers and claims service providers leverage more holistic data and technology tools to enhance the claims experience.

The preliminary purchase price allocation of the 2025 acquisitions resulted in the following:

	SuranceBay	Simplitium	Total
Cash and cash equivalents	$4.6	$0.3	$4.9
Accounts receivable	1.6	3.4	5.0
Prepaid assets	—	0.6	0.6
Other current assets	2.7	—	2.7
Intangible assets	80.6	9.8	90.4
Goodwill	81.2	11.9	93.1
Total assets acquired	170.7	26.0	196.7
Accounts payable and accrued liabilities	0.3	0.7	1.0
Deferred revenues	—	2.7	2.7
Income tax payable	—	0.1	0.1
Deferred income tax liability	—	2.5	2.5
Other Liabilities	2.7	—	2.7
Total liabilities assumed	3.0	6.0	9.0
Net assets acquired	167.7	20.0	187.7
Less: cash acquired	4.6	0.3	4.9
Net cash purchase price	$163.1	$19.7	$182.8

The preliminary amounts assigned to intangible assets by type for the 2025 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	8	$36.7
Marketing-related	5	0.9
Customer-related	13	52.8
Total intangible assets		$90.4

The preliminary allocations of the purchase price for the 2025 acquisition with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions may  have a significant impact on our condensed consolidated financial statements. The allocations of the purchase price will be finalized once all the information that was known as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with our acquisition includes the acquired assembled workforce, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as our ability to grow through adding additional customer relationships or new solutions in the future. Of the $93.1 million in goodwill associated with our acquisitions, $11.9 million is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics.

For the three and nine months ended September 30, 2025 and 2024, we incurred transaction costs of $3.9 million and $0.2 million, and $4.8 million and $0.3 million, respectively. The transaction costs were included within "Selling, general and administrative" expenses in our accompanying condensed consolidated statements of operations.

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of SuranceBay occurred at the beginning of fiscal year 2024. The pro forma information for the three and nine months ended September 30, 2025 and 2024 presented below is based on estimates and assumptions, which we believe to be reasonable but not necessarily indicative of the consolidated financial position or results of operations in future period or the results that actually would have been realized had this acquisition been completed at the beginning of fiscal year 2024. The unaudited pro forma information does not give effect to any anticipated cost savings, operating efficiencies, or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by us to integrate the assets and operations of SuranceBay.

SuranceBay contributed revenues and net income of $4.1 million and $1.6 million for the three and nine months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pro forma revenues	$769.0	$729.7	$2,304.7	$2,159.0
Pro forma net income	225.9	220.7	713.7	749.5
Pro forma basic income per share	1.62	1.56	5.10	5.26
Pro forma diluted income per share	1.61	1.55	5.08	5.23

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the applicable acquisition dates. At September 30, 2025 and   December 31, 2024, the current portion of the escrows amounted to $2.7 million and $0.0 million, respectively. There were no noncurrent portions of the escrows. The current portion of the escrows have been included in "Other current assets" in our accompanying condensed consolidated balance sheets.

As of September 30, 2025, the acquisition of SuranceBay and Morning Data Limited ("Morning Data") included an acquisition-related contingent payment, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA margin, and/or cash EBITDA earn-out targets for exceptional performance. We believe that the liabilities recorded as of  September 30, 2025 and  December 31, 2024 reflect the best estimate of acquisition-related contingent payments. There was no associated current portion of the contingent payments as of  September 30, 2025 and  December 31, 2024. The associated noncurrent portion of acquisition-related contingent payments was $0.6 million and $2.2 million as of  September 30, 2025 and  December 31, 2024, respectively.

7. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from December 31, 2024 through September 30, 2025:

Insurance
Goodwill at December 31, 2024	$1,726.6
Purchase accounting reclassifications	0.1
Acquisitions	93.1
Foreign currency translation adjustment	58.8
Goodwill at September 30, 2025	$1,878.6

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of  June 30, or whenever events or changes in circumstances indicate that the carrying amount  may not be fully recoverable. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or “Step Zero” impairment test, to determine whether it is more likely than not that impairment has occurred. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying amounts of our reporting units exceeds their fair value, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized. As of  June 30, 2025, we completed our step zero impairment test at the reporting unit level and determined it was not more likely than not that the carrying values of our reporting units exceeded their fair values. We did not recognize any additional impairment charges related to our goodwill and indefinite-lived intangible assets. During the three months ended September 30, 2025, we continued to monitor these reporting units for events that would trigger an interim impairment test; we did not identify such events.

Impairments to long lived assets for the  three and nine months ended September 30, 2025 and 2024 were $0.0 million and  $7.6 million, respectively. During August 2024, we early vacated two floors at our Jersey City, New Jersey, corporate headquarters. As a result, we assessed the related long-lived assets at the site for impairment and recognized $7.6 million of impairment charges, primarily related to the write-off of the remaining balance of leasehold improvements.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted Average Useful Life (in years)	Cost	Accumulated Amortization	Net
September 30, 2025
Technology-based	8	$411.3	$(310.5)	$100.8
Marketing-related	6	40.1	(37.8)	2.3
Contract-based	6	5.0	(5.0)	—
Customer-related	13	599.6	(259.3)	340.3
Database-based	8	15.5	(11.3)	4.2
Total intangible assets		$1,071.5	$(623.9)	$447.6
December 31, 2024
Technology-based	8	$364.9	$(285.3)	$79.6
Marketing-related	6	37.8	(35.5)	2.3
Contract-based	6	5.0	(5.0)	—
Customer-related	13	529.1	(224.0)	305.1
Database-based	8	15.1	(9.7)	5.4
Total intangible assets		$951.9	$(559.5)	$392.4

Amortization expense related to intangible assets for the three months ended  September 30, 2025 and 2024 was $18.3 million and $18.3 million, respectively. Amortization expense related to the intangible assets for nine months ended September 30, 2025 and 2024 was $50.4 million and $55.0 million, respectively. Estimated amortization expense for the remainder of 2025 and the years through 2030 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2025	$18.1
2026	71.1
2027	62.6
2028	55.4
2029	50.4
2030 and thereafter	190.0
Total	$447.6

8. Income Taxes:

Our effective tax rate for the three and nine months ended September 30, 2025 was 25.3% and 23.2% compared to the effective tax rate for the three and nine months ended September 30, 2024 of 22.9% and 21.6%, respectively. The increase in the effective tax rate was primarily due to a nonrecurring tax benefit recognized in the prior period, as well as lower tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

The One Big Beautiful Bill Act ("OBBBA") was signed into law on July 4, 2025. The OBBBA contains several changes to U.S. federal tax law, including expensing of U.S. research and experimental costs and makes permanent several provisions from the 2017 Tax Cuts and Jobs Act. The changes introduced in the OBBBA are not expected to have a material impact on our results of operations.

9. Debt:

The following table presents short-term and long-term debt by issuance as of September 30, 2025 and December 31, 2024:

	Issuance Date	Maturity Date	2025	2024
Short-term debt and current portion of long-term debt:
Term Loan Facility			$—	$—
Credit Facilities:
Syndicated revolving credit facility	Various	Various	—	—
Senior notes:
4.500% senior notes, less unamortized discount and debt issuance costs of $(6.2)	8/8/2025	8/15/2030(2)	743.8	—
5.125% senior notes, less unamortized discount and debt issuance costs of $(8.1)	8/8/2025	2/15/2036(2)	741.9	—
4.000% senior notes, less unamortized discount and debt issuance costs of $0.0 and $(0.3), respectively	5/15/2015	6/15/2025	—	499.7
Finance lease liabilities (1)	Various	Various	9.0	14.5
Term loan facility debt issuance costs			(5.8)	—
Short-term debt and current portion of long-term debt			1,488.9	514.2
Long-term debt:
Senior notes:
3.625% senior notes, less unamortized discount and debt issuance costs of $(8.9) and $(9.2), respectively	5/13/2020	5/15/2050	491.1	490.8
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs, of $5.2 and $6.3, respectively	3/6/2019	3/15/2029	605.2	606.3
5.250% senior notes, less unamortized discount and debt issuance costs of $(13.1) and $(14.2), respectively	6/5/2024	6/5/2034	586.9	585.8
5.250% senior notes, less unamortized discount and debt issuance costs of $(7.5)	3/11/2025	3/15/2035	692.5	—
5.500% senior notes, less unamortized discount and debt issuance costs of $(3.5) and $(3.7), respectively	5/15/2015	6/15/2045	346.5	346.3
5.750% senior notes, less unamortized discount and debt issuance costs of $(7.2) and $(7.9), respectively	3/3/2023	4/1/2033	492.8	492.1
Finance lease liabilities (1)	Various	Various	16.1	26.9
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.9)	(1.3)
Long-term debt			3,229.2	2,546.9
Total debt			$4,718.1	$3,061.1

_______________

(1) Refer to Note 5. Leases

(2) Refer to below for details on the classification of the 2030 Senior and 2036 Senior Notes.

Senior Notes

As of September 30, 2025 and December 31, 2024, we had senior notes with an aggregate principal amount of $4,750.0 million and $3,050.0 million outstanding, respectively, and were in compliance with our financial and other covenants.

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

On August 21, 2025, we completed an issuance of $750.0 million aggregate principal amount of 4.500% senior notes due 2030 (the "2030 Senior Notes") and $750.0 million aggregate principal amount of 5.125% senior notes due 2036 (the "2036 Senior Notes"). The 2030 Senior Notes will bear interest at a fixed rate of 4.500% per annum and mature on August 15, 2030. The 2036 Senior Notes will bear interest at a fixed rate of 5.125% per annum and mature on February 15, 2036. We will pay interest on each series of notes on February 15 and August 15 of each year, beginning on February 15, 2026. The 2030 Senior Notes were issued at a discount of $0.4 million and we incurred debt issuance costs of $6.0 million. The 2036 Senior Notes were issued at a discount of $1.7 million and we incurred debt issuance costs of $6.4 million. The original issuance discount and debt issuance costs were recorded in "Short-term debt and current portion of long-term debt" in the accompanying condensed consolidated balance sheets and these costs will be amortized to "Interest expense" in the accompanying consolidated statements of operations over the life of the 2030 and 2036 Senior Notes. We intend to use the net proceeds of these offerings to finance the purchase price for the acquisition of AccuLynx and to pay related fees and expenses.

On July 29, 2025, we entered into a definitive agreement to acquire ExactLogix, Inc. ("AccuLynx") for $2.35 billion in cash. In the event the acquisition of AccuLynx is not completed by January 5, 2026, or by a later date mutually agreed upon by us and AccuLynx (referred to as the "special mandatory redemption end date"), we will notify the trustee of the senior notes that we will no longer pursue the acquisition. As a result, we will be required to redeem the entire aggregate principal amount of the 2030 Senior Notes and the 2036 Senior Notes. The redemption price would be equal to 101 percent of the total principal amount of the notes, plus any accrued and unpaid interest up to, but not including the special mandatory redemption end date. Due to the special mandatory redemption clause within the agreement, the 2030 and 2036 Senior notes are classified as current portion of long-term debt within "Short-term debt and current portion of long-term debt" in the accompanying condensed consolidated balance sheets.

Credit Facilities

We had a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company with a maturity date of April 5, 2028. On August 15, 2025, we entered into the Third Amended and Restated Credit Agreement (the "Amendment and Restatement") to the Syndicated Revolving Credit Facility with Bank of America, N.A. as administrative agent. The Amendment and Restatement increased our borrowing capacity to $1,250.0 million and extends the maturity date in respect to the Syndicated Revolving Credit Facility to August 15, 2030. Interest on borrowings under the Amendment and Restatement is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon our public debt rating. A commitment fee on any unused commitment is payable periodically and may range from 8.0 to 17.5 basis points based upon our public debt rating. The Syndicated Revolving Credit Facility, as amended and restated by the Amendment and Restatement, also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, dispositions fundamental changes, and use of proceeds. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of more than 3.00 to 1.00, we have a consolidated funded debt leverage ratio of less than 3.75 to 1.00. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.00 (no more than once) and to 4.25 to 1.00 (no more than once) in connection with the closing of a permitted acquisition. The Syndicated Revolving Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). In connection with the Amendment and Restatement, we incurred additional debt issuance costs of $1.0 million, which will be amortized to 'Interest expense' within the accompanying consolidated statements of operations over the remaining life of the Syndicated Revolving Credit Facility. As of September 30, 2025, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. As of September 30, 2025 and December 31, 2024, the available capacity under the Syndicated Revolving Credit Facility was $1,245.5 million and $995.4 million, which takes into account outstanding letters of credit of $4.5 million and $4.6 million, respectively.

On August 15, 2025, we also entered into a $750.0 million Term Credit Agreement (the "Term Loan Facility") with Bank of America N.A. The Term Loan Facility has a maturity date of August 15, 2028 and carries an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon our public debt rating. The Term Loan Facility also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, dispositions fundamental changes, and use of proceeds. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest rate coverage ratio of less than 3.00 to 1.00, and a consolidated funded debt leverage ratio of greater than 3.75 to 1.00. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.00 (no more than once) and to 4.25 to 1.00 (no more than once) in connection with the closing of a permitted acquisition. We plan to use the borrowings to finance the purchase price for the acquisition of AccuLynx and to pay related fees and expenses. In connection with the Term Loan Facility, we incurred additional debt issuance costs of $5.8 million, which will be amortized to "Interest expense" within the accompanying condensed consolidated statements of operations over the remaining life of the Term Loan Facility.

10. Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of  September 30, 2025 and December 31, 2024. Our common shares have rights to any dividend declared by the board of directors (the "Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board. At September 30, 2025 and December 31, 2024, the adjusted closing price of our common stock was $251.51 and $275.43 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of September 30, 2025 and December 31, 2024.

On February 19, 2025, April 30, 2025, and July 23, 2025 our Board approved a cash dividend of $0.45 per share of common stock issued and outstanding to the holders of record as of March 14, 2025, June 13, 2025, and September 30, 2025, respectively. Cash dividends of $188.6 million and $166.6 million were paid during the nine months ended September 30, 2025 and 2024, respectively, and recorded as a reduction to retained earnings.

Share Repurchases

In  November 2024,  March 2025, and May 2025, we entered into Accelerated Share Repurchase ("ASR") agreements (the "November 2024 ASR Agreement",  "March 2025 ASR Agreement", and "May 2025 ASR Agreement", respectively) to repurchase shares of our common stock for an aggregate purchase price of $300.0 million, $200.0 million, and $100.0 million, with Citibank, N.A. for the  November 2024 ASR Agreement and  March 2025 ASR Agreement and Goldman Sachs & Co. LLC for the  May 2025 ASR Agreement. Each ASR agreement is accounted for as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase prices on November 13, 2024, March 11, 2025, and May 20, 2025, we received initial deliveries of 885,663, 570,470, and 270,399 shares of our common stock, respectively. Upon the final settlements of the November 2024 ASR Agreement, March 2025 ASR Agreement, and  May 2025 ASR Agreement in January 2025,  April 2025, and June 2025, we received 189,909, 123,766, and 52,614 additional shares, respectively, as determined based on the volume weighted average share prices of our common stock, less a discount, of $278.92, $288.09, and $309.58 per share during the term of the  November 2024 ASR Agreement, March 2025 ASR Agreement, and  May 2025 ASR Agreement, respectively. The forward stock purchase agreements are classified as equity instruments under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. The aggregate purchase price was recorded as a reduction to stockholders' equity in our condensed consolidated statements of changes in stockholders' equity for the nine months ended September 30, 2025.

In August 2025, we entered into an additional ASR agreement (the  "August 2025 ASR Agreement") to repurchase shares of our common stock for an aggregate purchase price of $50.0 million with HSBC Bank USA, National Association. Upon the payment of the aggregate purchase price on August 13, 2025, we received an initial delivery of 163,462 shares of our common stock. Upon the final settlement of the August 2025 ASR Agreement in September 2025, we received 26,179 additional shares, as determined based on the volume weighted average share price of our common stock, less a discount, of $263.66 per share during the term of the  August 2025 ASR Agreement.

In July 2025, we repurchased $50.0 million of our common stock through open market repurchases. Through these open market repurchases, we received 180,462 shares at an average price of $277.07.

We utilized cash received from operations for these repurchases. As of September 30, 2025, we had $1,191.5 million (including an additional share repurchase authorization of $1,000.0 million) available on our authorization to repurchase shares. These repurchases for the nine months ended September 30, 2025 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

During the nine months ended September 30, 2025 and 2024, we recorded total excise tax of $2.9 million and $30.0 million, respectively, which has been included within treasury stock, as part of the cost basis of the stock repurchased, and accounts payable and accrued liabilities in our condensed consolidated balance sheet as of September 30, 2025 and 2024.

Treasury Stock

As of September 30, 2025, our treasury stock consisted of 404,632,636 shares of common stock, carried at cost. During the nine months ended September 30, 2025, we transferred 533,027 shares of common stock from the treasury shares at a weighted average treasury stock price of $25.30 per share.

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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator used in basic and diluted EPS:
Net income	$225.5	$220.0	$711.1	$747.2
Less: Net loss attributable to noncontrolling interests	—	0.1	—	0.6
Net income attributable to Verisk	$225.5	$220.1	$711.1	$747.8
Denominator:
Weighted average number of common shares used in basic EPS	139,509,985	141,778,551	139,874,142	142,594,074
Effect of dilutive shares:
Potential common shares issuable from stock options and stock awards	431,950	732,925	532,868	665,337
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	139,941,935	142,511,476	140,407,010	143,259,411

The potential shares of common stock that were excluded from diluted EPS were 21,748 and 202,684 for the three months ended September 30, 2025 and 2024, and 24,018 and 237,062 for the nine months ended September 30, 2025 and 2024, respectively, because the effect of including those potential shares was anti-dilutive.

Accumulated Other Comprehensive Income

The following is a summary of accumulated other comprehensive income as of September 30, 2025 and December 31, 2024:

	2025	2024
Foreign currency translation adjustment	$174.2	$90.1
Pension and postretirement adjustment, net of tax	(72.3)	(75.1)
Accumulated other comprehensive income	$101.9	$15.0

The before-tax and after-tax amounts of other comprehensive income (loss) income for the three and nine months ended September 30, 2025 and 2024 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended September 30, 2025
Foreign currency translation adjustment attributable to Verisk	$(14.8)	$—	$(14.8)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.1)	—	(0.1)
Foreign currency translation adjustment	(14.9)	—	(14.9)
Pension and postretirement adjustment before reclassifications	2.4	$(0.5)	1.9
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(1.2)	0.3	(0.9)
Pension and postretirement adjustment	1.2	(0.2)	1.0
Total other comprehensive income	$(13.7)	$(0.2)	$(13.9)
For the Three Months Ended September 30, 2024
Foreign currency translation adjustment attributable to Verisk	$46.9	$—	$46.9
Foreign currency translation adjustment attributable to noncontrolling interests	0.2	—	0.2
Foreign currency translation adjustment	47.1	—	47.1
Pension and postretirement adjustment before reclassifications	1.9	(0.5)	1.4
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(0.9)	0.3	(0.6)
Pension and postretirement adjustment	1.0	(0.2)	0.8
Total other comprehensive loss	$48.1	$(0.2)	$47.9

	Before Tax	Tax (Expense) Benefit	After Tax
For the Nine Months Ended September 30, 2025
Foreign currency translation adjustment attributable to Verisk	$84.1	$—	$84.1
Foreign currency translation adjustment attributable to noncontrolling interests	0.3	—	0.3
Foreign currency translation adjustment	84.4	—	84.4
Pension and postretirement adjustment before reclassifications	6.9	(1.6)	5.3
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(3.4)	0.9	(2.5)
Pension and postretirement adjustment	3.5	(0.7)	2.8
Total other comprehensive income	$87.9	$(0.7)	$87.2
For the Nine Months Ended September 30, 2024
Foreign currency translation adjustment attributable to Verisk	$30.3	$—	$30.3
Foreign currency translation adjustment attributable to noncontrolling interests	1.1	—	1.1
Foreign currency translation adjustment	31.4	—	31.4
Pension and postretirement adjustment before reclassifications	6.3	(1.5)	4.8
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(3.1)	0.8	(2.3)
Pension and postretirement adjustment	3.2	(0.7)	2.5
Total other comprehensive loss	$34.6	$(0.7)	$33.9

(1)

These accumulated other comprehensive loss components, before tax, are included under "Cost of revenues" and "Selling, general and administrative" in our accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 12. Pension and Postretirement Benefits for additional details).

11. Equity Compensation Plans:

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our 2021 Incentive Plan or our 2013 Incentive Plan. Awards under our 2021 Incentive Plan  may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of September 30, 2025, there were 12,179,573 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the nine months ended  September 30, 2025 and 2024 was $51.3 million and $110.6 million, respectively.

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

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021 and 2013 Incentive Plans as of December 31, 2024 and September 30, 2025 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2024	1,910,333	$161.16	$218.3	307,541	$210.62	180,456		$205.10
Granted	217,246	$273.60		157,329	$278.99	46,225		$309.25
Dividend reinvestment	—	$—		—	$—	720
Exercised or lapsed	(380,952)	$135.09	$61.7	(114,518)	$208.83	(84,592)		$167.90
Canceled, expired or forfeited	(29,207)	$231.85		(16,801)	$234.63	(7,173)		$258.08
Outstanding at September 30, 2025	1,717,420	$179.96	$122.9	333,551	$242.64	135,635		$262.39
Exercisable at September 30, 2025	1,199,545	$155.89	$114.7
Exercisable at December 31, 2024	1,345,181	$142.14	$179.3
Nonvested at September 30, 2025	517,875			333,551		135,635
Expected to vest at September 30, 2025	430,179			293,798		153,713	(1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the nine months ended September 30, 2025 and 2024:

	2025	2024
Option pricing model	Black-Scholes	Black-Scholes
Weighted average grant price	$273.60	$237.10
Expected volatility	21.99%	23.51%
Risk-free interest rate	4.35%	3.89%
Expected term in years	3.5	3.7
Dividend yield	0.62%	0.66%
Weighted average grant date fair value per stock option	$59.21	$53.45

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

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of our common stock as of the reporting date. Excess tax benefits from stock-based compensation were recorded as income tax benefit in our condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 5.6 years and 4.5 years for the outstanding and exercisable stock options, respectively, as of September 30, 2025.

As of  September 30, 2025, there was $98.5 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under our 2021 and 2013 Incentive Plans. That cost is expected to be recognized over a weighted average period of 2.5 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the nine months ended September 30, 2025, we granted 3,640 stock options under the U.K. Sharesave Plan at a discounted exercise price of $254.10. We did not grant any stock options under this plan for the nine months ended September 30, 2024. As of September 30, 2025, there were 435,859 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

Our ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount of its fair market value at the time of purchase. During the nine months ended September 30, 2025 and 2024, we issued 13,417 and 13,139 shares of common stock at a weighted discounted price of $271.1 and $243.31 for the ESPP, respectively. As of September 30, 2025, there were 1,146,878 shares of common stock reserved and available for future issuance under our ESPP.

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

The components of net periodic (benefit) cost for the three and nine months ended September 30, 2025 and 2024 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended September 30,
	2025	2024	2025	2024
Interest cost	$3.7	$3.8	$0.1	$—
Expected return on plan assets	(6.2)	(6.2)	(0.1)	—
Amortization of prior service cost	0.1	—	—	—
Amortization of net actuarial loss	0.9	0.8	0.2	0.1
Net periodic (benefit) cost	$(1.5)	$(1.6)	$0.2	$0.1
Employer contributions, net	—	$0.1	0.8	$0.2

	Pension Plan and SERP		Postretirement Plan
	For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest cost	$11.2	$11.4	$0.2	$0.1
Expected return on plan assets	(18.7)	(18.8)	(0.2)	(0.1)
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net actuarial loss	2.8	2.5	0.4	0.4
Net periodic (benefit) cost	$(4.5)	$(4.7)	$0.4	$0.4
Employer contributions/(reimbursement), net	$0.2	$0.5	$(1.9)	$0.7

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

Based on our business strategy along with the verticals we currently service, we have determined that we have one operating segment and one reportable segment, Insurance. The CODM uses EBITDA and consolidated net income to set budgets, evaluate margins, review actual results and in deciding whether to reinvest profits into the business, pursue acquisitions, pay dividends and/or engage in other capital management transactions. Consolidated net income is the measure of segment profit most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance. For the quarter ended September 30, 2025 and year ended December 31, 2024 results, please refer to the Consolidated Statements of Operations for information regarding revenues, expenses, and the measure of profit and loss, which is net income. The CODM regularly reviews the Consolidated Statement of Operations. See Note 3. Revenues for information on disaggregated revenues by type of service and by country.

Long-lived assets by country are provided below:

	September 30, 2025	December 31, 2024
Long-lived assets:
U.S.	$2,404.7	$2,303.1
U.K.	655.0	589.4
Other countries	487.1	460.6
Total long-lived assets	$3,546.8	$3,353.1

14. Related Parties:

We consider our stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. For the nine months ended September 30, 2025 and 2024, we had no material transactions with related parties owning more than 5.0% of the entire class of stock.

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

Telematics Litigation

As of April 19, 2024, various Plaintiffs filed a total of twenty separate putative class action lawsuits, sixteen against General Motors LLC (“GM”), OnStar LLC (“OnStar”), LexisNexis Risk Solutions, Inc. (“LexisNexis”) and Verisk Analytics Inc. in the United States District Courts for the Northern District of Georgia, the Eastern District of Michigan, Central District of California, District of New Jersey, Southern District of New York, Northern District of Alabama, Northern District of Illinois and District of South Carolina, and four against Hyundai Motor America (“Hyundai”) and Verisk in the Central District of California and District of New Jersey, all of which have been dismissed to date. The Complaints generally allege that the auto manufacturer Defendants collected consumers’ driver behavior data through vehicle software, transmitted it to LexisNexis and Verisk, and that LexisNexis and Verisk shared the data with auto insurance companies, without the individuals’ knowledge or consent. Plaintiffs seek certification of both nationwide classes of individuals and subclasses of various state residents who had their vehicle’s driving data collected by Defendants and shared with a third party without their consent. The Plaintiffs also seek actual, statutory and punitive damages, injunctive relief, as well as reasonable attorney’s fees and other costs. On June 7, the Judicial Panel on Multidistrict Litigation transferred all GM-related lawsuits to the U.S. District Court for the Northern District of Georgia (In Re: Consumer Vehicle Driving Data Tracking Litigation, MDL Case No. 1:24-md-03115-TWT). All discovery proceedings have been stayed. The matters pending against Verisk in the MDL were voluntarily dismissed on December 13, 2024, and a new putative class action, Adam Dinitz, et al. v. Verisk Analytics, Inc. (“Dinitz”), was filed in the District of New Jersey federal court, Case No. 24-11157, to include those dismissed matters and additional named Plaintiffs. Dinitz was transferred to the Northern District of Georgia to be part of the consolidated MDL. A related amended Master Consolidated class action Complaint was also filed in the MDL on December 13, 2024. Defendants filed their motions to dismiss Plaintiffs' claims on April 14, 2025. On October 2, 2025, several Plaintiffs brought a lawsuit alleging similar claims against GM, OnStar, LexisNexis, and Verisk in the matter, McBride, et al v. General Motors, et al., in the U.S. District Court, Southern District of California, Case No. 3:25-cv-02619-AJB-MMP. At this time, it is not possible to reasonably estimate the liability related to these and other associated matters, as they are still in their early stages.

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

16. Subsequent Events:

On July 29, 2025, we entered into a definitive agreement to acquire AccuLynx for $2.35 billion in cash to augment our network capabilities across the insurance claims and restoration ecosystem. AccuLynx is the leading SaaS platform providing end-to-end business management workflow for residential property contractors with expertise in roofing. On October 22, 2025, we and AccuLynx each received a Request for Additional Information and Documentary Material (Second Request) from the U.S. Federal Trade Commission as part of the agency’s review of the proposed transaction. Upon the satisfaction of customary closing conditions including regulatory approval, AccuLynx will become part of property estimating solutions within our insurance segment.

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

Revenues

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. For the nine months ended September 30, 2025 and 2024, approximately 83% and 81% of our insurance revenues were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the nine months ended September 30, 2025 and 2024, approximately 17% and 19% of our insurance revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 56% and 57% of our total operating expenses (excluding gains/losses related to dispositions) for the nine months ended September 30, 2025 and 2024, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2025	2024	Change	2025	2024	Change
	(in millions, except for share and per share data)
Statement of income data:
Revenues:
Insurance	$768.3	$725.3	5.9%	$2,293.9	$2,146.1	6.9%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	229.5	223.4	2.7%	689.8	670.6	2.9%
Selling, general and administrative	110.6	114.0	(3.0)%	326.0	308.4	5.7%
Depreciation and amortization of fixed assets	64.0	58.1	10.2%	197.4	174.5	13.1%
Amortization of intangible assets	18.3	18.3	—%	50.4	55.0	(8.4)%
Total operating expenses, net	422.4	413.8	2.1%	1,263.6	1,208.5	4.6%
Operating income	345.9	311.5	11.0%	1,030.3	937.6	9.9%
Other income (expense):
Net gain on early extinguishment of debt	—	—	—%	—	3.6	(100.0)%
Investment (loss) gain	(1.6)	5.9	(127.1)%	10.1	102.4	(90.1)%
Interest expense, net	(42.2)	(32.1)	31.5%	(114.0)	(90.1)	26.5%
Total other (expense) income, net	(43.8)	(26.2)	67.2%	(103.9)	15.9	(753.5)%
Income before income taxes	302.1	285.3	5.9%	926.4	953.5	(2.8)%
Provision for income taxes	(76.6)	(65.3)	17.3%	(215.3)	(206.3)	4.4%
Net income	225.5	220.0	2.5%	711.1	747.2	(4.8)%
Less: Net loss attributable to noncontrolling interests	—	0.1	(100.0)%	—	0.6	(100.0)%
Net income attributable to Verisk	$225.5	$220.1	2.5%	$711.1	$747.8	(4.9)%
Basic net income per share attributable to Verisk:	$1.62	$1.55	4.5%	$5.08	$5.24	(3.1)%
Diluted net income per share attributable to Verisk:	$1.61	$1.54	4.5%	$5.06	$5.22	(3.1)%
Cash dividends declared per share (1):	$0.45	$0.39	15.4%	$1.35	$1.17	15.4%
Weighted average shares outstanding:
Basic	139,509,985	141,778,551	(1.6)%	139,874,142	142,594,074	(1.9)%
Diluted	139,941,935	142,511,476	(1.8)%	140,407,010	143,259,411	(2.0)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA(2)	$426.6	$393.8	8.3%	$1,288.2	$1,273.1	1.2%
The following is a reconciliation of net income to EBITDA:
Net income	$225.5	$220.0	2.5%	$711.1	$747.2	(4.8)%
Depreciation and amortization of fixed assets and intangible assets	82.3	76.4	7.7%	247.8	229.5	8.0%
Interest expense	42.2	32.1	31.5%	114.0	90.1	26.5%
Provision for income taxes	76.6	65.3	17.3%	215.3	206.3	4.4%
EBITDA	$426.6	$393.8	8.3%	$1,288.2	$1,273.1	1.2%

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

Consolidated Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenues

Revenues were $768.3 million for the three months ended September 30, 2025, compared to $725.3 million for the three months ended September 30, 2024, an increase of $43.0 million or 5.9%. Our underwriting revenue increased $35.2 million or 6.9%. Our claims revenue increased $7.8 million or 3.6%.

Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,			Percentage change excluding
	2025	2024	Percentage change	recent acquisitions/disposition
	(in millions)
Underwriting	$542.1	$506.9	6.9%	6.9%
Claims	226.2	218.4	3.6%	3.6%
Total Insurance	$768.3	$725.3	5.9%	5.9%

Our recent acquisitions (Simplitium and SuranceBay within the underwriting category of the Insurance segment) and disposition (Atmospheric and Environmental Research ("AER") within the underwriting category of our Insurance segment) resulted in a net increase in revenue of $0.5 million, while the remaining Insurance revenues increased $42.5 million or 5.9%. Our underwriting revenue increased $34.7 million or 6.9%, primarily due to an annual increase in prices derived from continued enhancements to the models and content of the solutions within our forms, rules and loss cost services, as well as selling expanded solutions to new and existing customers within extreme event solutions. In addition, specialty business and life solutions contributed to the growth. Our claims revenue increased $7.8 million or 3.6%, primarily due to growth in anti-fraud solutions.

Cost of Revenues

Cost of revenues was $229.5 million for the three months ended September 30, 2025 compared to $223.4 million for the three months ended September 30, 2024, an increase of $6.1 million or 2.7%. Our recent acquisitions and disposition accounted for a net decrease of $2.0 million in cost of revenues. The remaining increase of $8.1 million or 3.6% was primarily due to information technology expenses of $3.9 million, salaries and employee benefits of $3.4 million, data costs of $1.4 million, and other operating costs of $1.3 million, partially offset by a reduction in bad debt expense of $1.7 million and rent expense of $0.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $110.6 million for the three months ended September 30, 2025 compared to $114.0 million for the three months ended September 30, 2024, a decrease of $3.4 million or 3.0%. Our recent acquisitions and disposition accounted for a net increase of $3.4 million in selling, general, and administrative expenses. The remaining decrease of $6.8 million or 6.1% was primarily due to a net loss on disposal of fixed assets of $7.1 million in the prior year, insurance expense of $1.9 million, rent expense of $1.5 million, and professional consulting fees of $1.5 million, partially offset by information technology expense of $2.3 million, salaries and employee benefits of $1.6 million, and other operating costs of $1.3 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $64.0 million for the three months ended September 30, 2025 compared to $58.1 million for the three months ended September 30, 2024, an increase of $5.9 million or 10.2%. The increase was primarily due to internally developed software projects that were completed and placed into service.

Amortization of Intangible Assets

Amortization of intangible assets was $18.3 million for the three months ended September 30, 2025 and 2024.

Investment (Loss) Gain

Investment loss was $1.6 million for the three months ended September 30, 2025 compared to a gain of $5.9 million for the three months ended September 30, 2024, a decrease of $7.5 million. The loss was primarily due to the impact of foreign currencies.

Interest Expense, net

Interest expense, net was $42.2 million for the three months ended September 30, 2025 compared to $32.1 million for the three months ended September 30, 2024, an increase of $10.1 million or 31.5%. The increase was primarily driven by interest expense related to the issuance of our 2030, 2035, and 2036 Senior Notes, partially offset by the repayment of our 2025 Senior Notes and higher interest income for the three months ended September 30, 2025.

Provision for Income Taxes

The provision for income taxes was $76.6 million and the effective tax rate was 25.3% for the three months ended September 30, 2025, compared to $65.3 million and 22.9% for the three months ended September 30, 2024. The increase in the effective tax rate was primarily due to a nonrecurring tax benefit recognized in the prior period, as well as lower tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin

Net income was $225.5 million for the three months ended September 30, 2025 compared to $220.0 million for the three months ended September 30, 2024, an increase of $5.5 million or 2.5%. The net income margin was 29.4% for the three months ended September 30, 2025 compared to 30.3% for the three months ended September 30, 2024. The decrease in net income margin was primarily driven by higher interest expense related to the issuance of our 2030, 2035 and 2035 Senior Notes, the impact of foreign currencies, and lower tax benefits from equity compensation in the current period versus the prior period.

EBITDA Margin [1]

EBITDA was $426.6 million for the three months ended September 30, 2025 compared to $393.8 million for the three months ended September 30, 2024. The EBITDA margin for our consolidated results was 55.5% for the three months ended September 30, 2025 compared to 54.3% for the three months ended September 30, 2024. The increase in EBITDA margin was mainly driven by revenue growth and cost discipline.

Consolidated Results of Operations

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues

Revenues were $2,293.9 million for the nine months ended September 30, 2025, compared to $2,146.1 million for the nine months ended September 30, 2024, an increase of $147.8 million or 6.9%. Our underwriting revenue increased $110.9 million or 7.3%. Our claims revenue increased $36.9 million or 5.8%.

Our revenue by category for the periods presented is set forth below:

	Nine Months Ended September 30,			Percentage change excluding
	2025	2024	Percentage change	recent acquisitions/disposition
	(in millions)
Underwriting	$1,623.7	$1,512.8	7.3%	7.9%
Claims	670.2	633.3	5.8%	5.8%
Total Insurance	$2,293.9	$2,146.1	6.9%	7.3%

Our recent acquisitions (Rocket within the claims category, Simplitium and SuranceBay within the underwriting category of the Insurance segment) and disposition (AER within the underwriting category of our Insurance segment) resulted in a net decrease in revenue of $7.8 million, while the remaining Insurance revenues increased $155.6 million or 7.3%. Our underwriting revenue increased $119.0 million or 7.9%, primarily due to an annual increase in prices derived from continued enhancements to the models and content of the solutions within our forms, rules and loss cost services, as well as selling expanded solutions to new and existing customers within extreme event solutions and specialty business solutions. Our claims revenue increased $36.6 million or 5.8%, primarily due to solid growth in anti-fraud solutions and property estimating solutions.

Cost of Revenues

Cost of revenues was $689.8 million for the nine months ended September 30, 2025 compared to $670.6 million for the nine months ended September 30, 2024, an increase of $19.2 million or 2.9%. Our recent acquisitions and disposition accounted for a decrease of $8.3 million in cost of revenues. The remaining increase of $27.5 million or 4.2% was primarily due to salaries and employee benefits of $15.5 million, information technology expenses of $9.4 million, bad debt expense of $3.3 million, and data costs of $1.4 million, partially offset by a reduction in professional consulting fees of $1.5 million, rent expense of $0.5 million, and other operating costs of $0.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $326.0 million for the nine months ended September 30, 2025 compared to $308.4 million for the nine months ended September 30, 2024, an increase of $17.6 million or 5.7%. Our recent acquisitions and disposition accounted for an increase of $2.0 million in selling, general, and administrative expenses. The remaining increase of $15.6 million or 5.1% was primarily due to salaries and employee benefits of $12.7 million, professional consulting fees of $4.8 million, information technology expense of $4.2 million, travel expenses of $1.3 million, rent expense of $0.3 million, and other operating costs of $1.5 million, partially offset by a net loss on disposal of fixed assets of $7.1 million in the prior year, and reduction in insurance expense of $2.1 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $197.4 million for the nine months ended September 30, 2025 compared to $174.5 million for the nine months ended September 30, 2024, an increase of $22.9 million or 13.1%. The increase was primarily due to internally developed software projects that were completed and placed into service.

Amortization of Intangible Assets

Amortization of intangible assets was $50.4 million for the nine months ended September 30, 2025 compared to $55.0 million for the nine months ended September 30, 2024, a decrease of $4.6 million or 8.4%. The decrease was primarily due to intangible assets that were fully amortized, partially offset by the amortization of intangible assets related to our recent acquisitions of $2.5 million.

Net Gain on Early Extinguishment of Debt

Net gain on early extinguishment of debt was $3.6 million for the nine months ended September 30, 2024 due to a cash tender offer of $400.0 million aggregate principal amount of our 2025 Senior Notes that was completed on June 7, 2024.

Investment Gain

Investment gain was $10.1 million for the nine months ended September 30, 2025 compared to $102.4 million for the nine months ended September 30, 2024, a decrease of $92.3 million. The decrease was primarily due to the net gains realized in the prior year associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, partially offset by the impact of foreign currencies associated with transactions in the normal course of business.

Interest Expense, net

Interest expense, net was $114.0 million for the nine months ended September 30, 2025 compared to $90.1 million for the nine months ended September 30, 2024, an increase of $23.9 million or 26.5%. The increase was primarily driven by interest expense related to the issuance of our 2030, 2035, and 2036 Senior Notes, partially offset by the repayment of our 2025 Senior Notes and increased interest income for the nine months ended September 30, 2025.

Provision for Income Taxes

The provision for income taxes was $215.3 million and the effective tax rate was 23.2% for the nine months ended September 30, 2025, compared to $206.3 million and 21.6% for the nine months ended September 30, 2024. The increase in the effective tax rate was primarily due to a nonrecurring tax benefit recognized in the prior period, as well as lower tax benefits from equity compensation in the current period versus the prior period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin

Net income was $711.1 million for the nine months ended September 30, 2025 compared to $747.2 million for the nine months ended September 30, 2024, a decrease of $36.1 million or 4.8%.The net income margin was 31.0% for the nine months ended September 30, 2025 compared to 34.8% for the nine months ended September 30, 2024. The decrease in net income margin was primarily driven by net gains realized in the prior year associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, and a net gain on the early extinguishment of debt in the prior year, partially offset by the impact of foreign currencies associated with transactions in the normal course of business.

EBITDA Margin [1]

EBITDA was $1,288.2 million for the nine months ended September 30, 2025 compared to $1,273.1 million for the nine months ended September 30, 2024. The EBITDA margin for our consolidated results was 56.2% for the nine months ended September 30, 2025 compared to 59.3% for the nine months ended September 30, 2024. The decrease in EBITDA margin was primarily driven by net gains realized in the prior year associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, and a net gain on the early extinguishment of debt in the prior year, partially offset by the impact of foreign currencies associated with transactions in the normal course of business.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	Total	Total	Total	Total
Net income	$225.5	$220.0	$711.1	$747.2
Depreciation and amortization of fixed assets	64.0	58.1	197.4	174.5
Amortization of intangible assets	18.3	18.3	50.4	55.0
Interest expense	42.2	32.1	114.0	90.1
Provision for income taxes	76.6	65.3	215.3	206.3
EBITDA	$426.6	$393.8	$1,288.2	$1,273.1
Revenue	$768.3	$725.3	$2,293.9	$2,146.1
EBITDA Margin	55.5%	54.3%	56.2%	59.3%

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents and available-for-sale securities totaling $2,108.7 million and $292.5 million, respectively. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of September 30, 2025 and December 31, 2024, a vast majority of our domestic cash and cash equivalents is with TD Bank, N.A., JPMorgan Chase N.A., and Northern Trust. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2025 and 2024, we repurchased $400.2 million and $750.0 million (inclusive of $60.0 million in treasury stock then not yet settled), respectively, of our common stock. The repurchase of our common stock was funded using cash from operations. For the nine months ended September 30, 2025 and 2024, we also paid dividends of $188.6 million and $166.6 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $4,750 million and $3,050.0 million at September 30, 2025 and December 31, 2024, respectively, and we were in compliance with our financial and other covenants. The debt at September 30, 2025, primarily consists of senior notes issued in 2025, 2024, 2023, 2020, 2019 and 2015. Interest on the senior notes is payable semi-annually each year. The unamortized discount and debt issuance costs were recorded as "Short-term debt and current portion of long-term debt" and "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-Q over the life of the respective senior notes. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions, and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding notes, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. See Note 9. for additional information on our financing activities.

We had a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company with a maturity date of April 5, 2028. On August 15, 2025, we entered into the Third Amended and Restated Credit Agreement (the "Amendment and Restatement") to the Syndicated Revolving Credit Facility with Bank of America, N.A. as administrative agent. The Amendment and Restatement increased our borrowing capacity to $1,250.0 million and extends the maturity date to August 15, 2030. Interest on borrowings under the Amendment and Restatement is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon our public debt rating. A commitment fee on any unused commitment is payable periodically and may range from 8.0 to 17.5 basis points based upon our public debt rating. The Syndicated Revolving Credit Facility, as amended and restated by the Amendment and Restatement, also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, dispositions fundamental changes, and use of proceeds. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of more than 3.00 to 1.00, we have a consolidated funded debt leverage ratio of less than 3.75 to 1.00. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.00 (no more than once) and to 4.25 to 1.00 (no more than once) in connection with the closing of a permitted acquisition. The Syndicated Revolving Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). In connection with the Amendment and Restatement, we incurred additional debt issuance costs of $1.0 million, which will be amortized to 'Interest expense' within the accompanying consolidated statements of operations over the remaining life of the Syndicated Revolving Credit Facility. As of September 30, 2025, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. As of September 30, 2025 and December 31, 2024, the available capacity under the Syndicated Revolving Credit Facility was $1,245.5 million and $995.4 million, which takes into account outstanding letters of credit of $4.5 million and $4.6 million, respectively.

On August 15, 2025, we also entered into a $750.0 million Term Credit Agreement (the "Term Loan Facility") with Bank of America N.A. The Term Loan Facility has a maturity date of August 15, 2028 and carries an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon our public debt rating. The Term Loan Facility also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, dispositions fundamental changes, and use of proceeds.. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest rate coverage ratio of less than 3.00 to 1.00. we have a consolidated funded debt leverage ratio of greater than 3.75 to 1.00. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.00 (no more than once) and to 4.25 to 1.00 (no more than once) in connection with the closing of a permitted acquisition. We plan to use the borrowings to finance the purchase price for the acquisition of AccuLynx and to pay related fees and expenses. In connection with the Term Loan Facility, we incurred additional debt issuances costs of $5.8 million, which will be amortized to "Interest expense" within the accompanying consolidated statements of operations over the remaining life of the Term Loan Facility.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Percentage change	2025	2024	Percentage change
	(in millions)			(in millions)
Net cash provided by operating activities	$403.5	$296.2	36.2%	$1,092.7	$888.6	23.0%
Net cash used in investing activities	$(234.5)	$(52.6)	345.8%	$(372.9)	$(76.4)	388.1%
Net cash provided by (used in) financing activities	$1,305.3	$(421.3)	N/A	$1,079.6	$(658.2)	N/A

Operating Activities

Net cash provided by operating activities was $403.5 million for the three months ended September 30, 2025, compared to $296.2 million for the three months ended September 30, 2024, an increase of $107.3 million or 36.2%. The increase in operating cash flow was due to an increase in operating profits, the timing of cash receipts, and lower cash tax payments, partially offset by an increase interest payments.

Net cash provided by operating activities was $1,092.7 million for the nine months ended September 30, 2025, compared to $888.6 million for the nine months ended September 30, 2024, an increase of $204.1 million or 23.0%. The increase in operating cash flow was due to an increase in operating profits, the timing of cash receipts, and lower cash tax payments, partially offset by an increase interest payments.

Investing Activities

Net cash used in investing activities of $234.5 million for the three months ended September 30, 2025 was primarily related to acquisitions of $160.4 million, capital expenditures of $67.4 million, investments in non-public companies of $4.0 million, and escrow funding associated with acquisitions of $2.7 million. Net cash used in investing activities of $52.6 million for the three months ended September 30, 2024 was primarily related to capital expenditures of $55.5 million, and investments in non-public companies of $0.9 million, partially offset by an escrow release associated with acquisitions of $3.8 million.

Net cash used in investing activities of $372.9 million for the nine months ended September 30, 2025 was primarily related to to acquisitions of $184.8 million, capital expenditures of $176.9 million, investments in non-public companies of $8.5 million, and escrow funding associated with acquisitions of $2.7 million. Net cash used in investing activities of $76.4 million for the nine months ended September 30, 2024 was primarily related to capital expenditures of $168.5 million, and acquisitions and a purchase of an additional controlling interest totaling $23.4 million, partially offset by proceeds received upon settlement of our retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022 of $112.1 million, and an escrow release associated with acquisitions of $3.8 million.

Financing Activities

Net cash provided by financing activities of $1,305.3 million for the three months ended September 30, 2025 was primarily driven by the proceeds from the issuance of short-term debt of $1,497.9 million, and proceeds from stock options exercised of $3.7 million, partially offset by repurchases of common stock of $100.1 million, dividends paid of $62.6 million, the payment of debt issuance costs of $19.2 million, and other financing activities of $13.9 million. Net cash used in financing activities of $421.3 million for the three months ended September 30, 2024 was primarily driven by the funding of a $400.0 million accelerated share repurchase program and dividends paid of $55.3 million, partially offset by proceeds from stock options exercised of $47.4 million.

Net cash provided by financing activities of $1,079.6 million for the nine months ended September 30, 2025 was primarily driven by the was primarily driven by the proceeds from the issuance of short-term debt of $1,497.9 million, proceeds from the issuance of long-term debt of $698.3 million, and proceeds from stock options exercised of $51.3 million, partially offset by repayment of our 2025 senior note of $500.0 million, repurchases of common stock of $400.2 million, dividends paid of $188.6 million, the net share settlement of taxes from restricted stock and performance share awards of $26.0 million, payment of debt issuance costs of $25.4 million, payment of excise tax of $7.6 million, and other financing activities of $20.1 million. Net cash used in financing activities of $658.2 million for the nine months ended September 30, 2024 was primarily driven by the funding of $750.0 million of accelerated share repurchase programs, the payment on the early extinguishment of debt of $396.4 million, and dividends paid of $166.6 million, partially offset by proceeds from the issuance of long-term debt, net of original discount, of $590.2 million, and proceeds from stock options exercised of $110.6 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of our business from those reported in our annual report on Form 10-K and filed with the Securities and Exchange Commission on February 26, 2025.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to acquisition purchase price allocations, revenue recognition, goodwill and intangible assets, pension and other postretirement benefits, stock-based compensation, income taxes, and allowance for doubtful accounts. Actual results may differ from these assumptions or conditions. Some of the judgments that management makes in applying its accounting estimates in these areas are discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 26, 2025. Since the date of our annual report on Form 10-K, there have been no material changes to our critical accounting policies and estimates other than the items noted below.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks at September 30, 2025 have not materially changed from those discussed under Item 7A in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 26, 2025.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 15. to our condensed consolidated financial statements for the nine months ended September 30, 2025 for a description of our significant current legal proceedings, which is incorporated by reference herein.

Item 1A.	Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated and filed with the Securities and Exchange Commission on February 26, 2025, as supplemented by the information provided under the heading "Risk Factors" in our Form 10-Q for the quarter ended September 30, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. On February 19, 2025, our Board of Directors approved an additional share repurchase authorization of up to $1.0 billion. As of September 30, 2025, we had $1,191.5 million available to repurchase shares. Our share repurchases for the quarter ended September 30, 2025 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
					(in millions)
July 1, 2025 through July 31, 2025	180,462	(1)	$277.07	180,462	$1,241.5
August 1, 2025 through August 31, 2025	163,462	(2)	$263.66	163,462	$1,191.5
September 1, 2025 through September 30, 2025	26,179	(2)	$263.66	26,179	$1,191.5
	370,103			370,103

(1)	In July 2025, we repurchased $50.0 million of our common stock through open market repurchases. Through these open market repurchases, we received 180,462 shares at an average price of $277.07.
(2)	In August 2025, we entered into an ASR agreement to repurchase shares of our common stock for an aggregate purchase price of $50.0 million with HSBC Bank USA, National Association This ASR agreement is accounted for as a treasury stock transaction and a forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase price on August 13, 2025, we received an initial delivery of 163,462 shares of our common stock. Upon the final settlement of the this ASR agreement in September 2025, we received 26,179 additional shares, as determined based on the volume weighted average share price of our common stock, less a discount, of $263.66 per share during the term of this ASR agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2025, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●

Bruce Hansen, Independent Chair of the Board of Directors, adopted a new trading plan on August 5, 2025 (with the first trade under the new plan scheduled for a date on or after January 7, 2026). The trading plan will be effective until June 30, 2026 to sell 4,671 shares of common stock.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2025 by Section 16 officers and directors. Each of the Rule 10b5-1 trading arrangements is in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6.	Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 29, 2025, by and among Verisk Analytics, Inc., Lenny Merger Sub, Inc., ExactLogix, Inc. and the Equityholders’ Representative, incorporated herein by reference to the Company's Current Report on Form 8-K dated July 30, 2035.
4.1	Sixth Supplemental Indenture, dated August 21, 2025, between Verisk Analytics, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, N.A., as Trustee, incorporate herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 21, 2025.
10.1	Term Credit Agreement, dated as of August 15, 2025, among Verisk Analytics, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 21, 2025.
10.2	Third Amended and Restated Credit Agreement, dated as of August 15, 2025, among Verisk Analytics, Inc., the borrowing subsidiaries from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 21, 2025.
31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verisk Analytics, Inc.
(Registrant)

Date: October 29, 2025	By:	/s/ Elizabeth D. Mann
Elizabeth D. Mann
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)