Form 10-K
period 2025-12-31
Verisk Analytics, Inc.
filed 2026-02-18
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $42,587,525,686 based on the closing price reported on the NASDAQ Global Select Market on such date.

As of February 13, 2026, there were 137,941,888 shares outstanding of the registrant's Common Stock, par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

INDEX

Unless the context otherwise indicates or requires, as used in this annual report on Form 10-K, references to “we,” “us,” “our” or the “Company” refer to Verisk Analytics, Inc. and its subsidiaries.

In this annual report on Form 10-K, all dollar amounts are expressed in millions, unless indicated otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Verisk Analytics, Inc. ("Verisk" or the "Company") has made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this annual report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements, including those factors discussed under the caption entitled “Risk Factors.” You should specifically consider the numerous risks outlined under “Risk Factors.”

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

Our clients use our solutions to make better decisions about risk and improve operating efficiency. We refer to these products and services as solutions due to the integration among our services and the flexibility that enables our clients to purchase components or a comprehensive package. These solutions take various forms, including proprietary data assets, expert industry insight, statistical models, tailored analytic objects, and robust software platforms all designed to allow our clients to make more informed risk decisions. We believe our solutions for analyzing risk have a positive impact on our clients’ revenues and help them better manage their costs. In 2025, our clients included all of the top 100 property and casualty ("P&C") insurance providers in the U.S. for the lines of P&C services we offer. We believe that our commitment to our clients and the embedded nature of our solutions serve to strengthen and extend our relationships.

We believe that Verisk is uniquely positioned with a series of competitive differentiators including:

• Proprietary Data Assets – Data is at the core of what we do. We use our proprietary and contributory data assets to develop predictive analytics and transformative models for our clients;

• Deep Insurance Industry Expertise and Focus – We have specialized and in-depth knowledge in insurance and risk management that drives our engagement with our clients;

• Long-standing Industry Relationships – Our early beginnings as an insurance rating bureau have established us as a trusted partner for the industry, as well as a source of insights for our clients; and

• Scale to Drive Broad Distribution of Innovation – Our scale enables us to innovate on behalf of the insurance industry and deliver solutions that strive to solve our clients’ biggest challenges.

Our Business Strategy

Our vision is to be the leading strategic data, analytics, and technology partner to the global insurance industry by delivering value to our clients through knowledge, expertise, and scale. Our business strategy is driven by the following priorities:

• Drive Consistent & Predictable Growth. With our clear focus on insurance, integrated organization and our client-centric and results-oriented culture, we strive to deliver consistent and predictable growth. We are leveraging our strong client relationships to extend our reach within insurance and elevate the strategic dialogue with our clients. We are modernizing and advancing the capabilities of our core solutions using cloud technology and advanced analytical methods including machine learning and artificial intelligence ("AI") while also augmenting our solutions through the addition of new data assets and sources. In addition, we are working on building leadership positions in adjacent spaces, including life insurance, specialty business solutions, and resilience and sustainability. With the client at the center of all we do, we are driving innovation across our portfolio and partnering with our clients to help solve the insurance industry's greatest challenges with a focus on rapidly changing technology, growing regulatory focus, and value creation;

• Drive Operating Efficiency and Profitability. Our subscription business model, as well as our ability to build solutions that serve the insurance industry at large, helps drive core operating leverage. In addition, we strive to deliver productivity enhancements and operating efficiency through the use of advanced technology and a global talent workforce. We seek to balance this with high return on capital investment in the business to continue to drive growth and profitability; and

• Ensure Disciplined Capital Allocation. We are focused on generating strong cash flow and ensuring that we are disciplined in how we allocate that capital with a focus on directing capital to the highest return investments. First, we prioritize organic reinvestment in the business, which can produce high internal returns. Second, we look for selective, strategic acquisitions that can expand our data assets, augment our capabilities, and expand our reach within the insurance industry while also creating value by leveraging our capabilities and resources. Finally, we expect to return excess capital to shareholders while also maintaining a strong balance sheet.

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

On May 23, 2008, in contemplation of our initial public offering ("IPO"), ISO formed Verisk, a Delaware corporation, to be the holding company for our business. Verisk was initially formed as a wholly owned subsidiary of ISO. On October 6, 2009, in connection with our IPO, we effected a reorganization whereby ISO became a wholly owned subsidiary of Verisk. Verisk common stock began trading on the NASDAQ Global Select Market on October 7, 2009, under the ticker symbol “VRSK.”

Segments

We operate in one segment, Insurance. See Note 19. of our consolidated financial statements included in this annual report on Form 10-K for further information.

Insurance Segment

We operate in one segment, Insurance, which primarily serves our P&C insurance customers across most personal and commercial lines of business, focusing on the fundamental building blocks of insurance programs, the prediction of loss, the selection and pricing of risk, and compliance with their reporting requirements in each U.S. state in which they operate. We also develop and utilize machine-learned and artificially intelligent models to forecast scenarios and produce both standard and customized analytics that help our customers better manage their businesses, including detecting fraud before and after a loss event and quantifying losses. Our customers, acquired over more than 50 years, include most of the P&C insurance providers in the U.S. In recent years, we have expanded our offerings into certain non-U.S. markets and the fields of life insurance and annuities. We offer our solutions and services primarily through annual subscriptions or long-term agreements, which are typically prepaid (annually and quarterly) and represented over 80% of our revenues in 2025. We believe we are well positioned to increase our penetration of the global insurance industry because of our proprietary data assets, long-standing industry relationships, deep insurance industry expertise, and our scale to drive broad distribution of our new innovations.

Underwriting

Powered by proprietary and contributory data and advanced analytics and technologies, we offer a full suite of solutions to support our P&C clients across the insurance policy lifecycle. This support spans their product development, new and renewal underwriting, risk selection and segmentation, pricing, and straight through to policy binding and issuance. We continue to grow our presence internationally and expand our capabilities into new spaces, such as life insurance and annuities, and into new workflows, including customer acquisition.

Forms, Rules, and Loss Costs

We are a recognized leader in the U.S. for industry-standard insurance programs that help P&C insurers define coverages and issue policies. We provide policy language, prospective loss costs, policy writing and rating rules, and a variety of underwriting solutions for risk selection and segmentation, pricing, and workflow optimization across 32 lines of insurance. Our policy language, prospective loss cost information, and policy writing rules can serve as integrated, turnkey insurance programs for our clients.

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

Standardized coverage language, which has been tested in litigation and tailored to reflect judicial interpretation, helps ensure consistent treatment of claimants. As a result, our industry-standard language also simplifies claim settlements and can reduce the occurrence of costly litigation because our language causes the meaning of coverage terminology to become established and known. Our policy language includes standard coverage language, endorsements, and policy writing support language that assist our clients in understanding the risks they assume and the coverages they offer. With these policy programs, insurers also benefit from economies of scale. We have more than 250 insurance experts and specialized lawyers reviewing changes in each state’s insurance rules and regulations, including an average of approximately 17,600 legislative actions, 22,000 regulatory actions, and 2,000 court decisions per year, to make any required changes to our policy language and rating information.

To cover the wide variety of risks in the marketplace, we offer a broad range of policy programs. For example, in the homeowners line of insurance, we maintain policy language and rules for approximately 6 basic coverages, 383 national endorsements, and 714 state-specific endorsements.

The P&C insurance industry is heavily regulated in the U.S. P&C insurers are required to collect statistical data about their premiums and losses and to report that data to regulators in every state in which they operate. Our statistical agent services have enabled P&C insurers to meet those regulatory requirements for more than 50 years.

We aggregate the data, and as a licensed or appointed “statistical agent” in all 50 states, Puerto Rico, and the District of Columbia, we report those statistics to insurance regulators. We are able to capture significant economies of scale given the level of utilization of this service within the U.S. P&C insurance industry.

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

In 2025, P&C insurers sent us approximately 3.6 billion detailed individual records of insurance transactions, such as insurance premiums collected or losses incurred. We maintain an underwriting database of more than 38.9 billion statistical records, including approximately 10.2 billion commercial lines records and approximately 28.7 billion personal lines records. We collect unit transaction detail of each premium and loss record, which enhances the validity, reliability, and accuracy of our data sets and our actuarial analyses. Across all of our insurance lines, our proprietary quality process includes approximately 3,000 separate checks to ensure that the data meets our high standards.

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

In response to the challenges faced by our clients to reduce operating complexity and improve their speed to market, we undertook an extensive modernization of our core lines product. This “reimagine” of our forms, rules, loss costs and related solutions is designed to deliver increased value to our customers. The Reimagine program includes significant enhancements to our existing solutions; new digital workflow tools, insights, and analytics; and an enhanced content delivery platform.

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

Our database contains data and analytics on approximately 143 million residential properties and 16.3 million commercial properties in the U.S. We have a staff of approximately 500 field representatives strategically located around the U.S. who observe and report on conditions at commercial and residential properties, evaluate community fire-protection capabilities, and assess the effectiveness of municipal building-code enforcement. Each year, our field staff visits approximately 300,000 commercial properties to collect information on new buildings, verify building attributes, and provide specific loss costs. Our auto solutions are powered by a mix of third-party and proprietary data ranging from 2 billion traffic court records to characteristics on more than 280 million insured drivers and 288 million registered vehicles with access to expansive industry databases on loss costs and claims.

We are a leading provider of innovative solutions for personal underwriting, including homeowners and auto lines. Drawing on an array of resources from proprietary and third-party data to geospatial imagery, we build and maintain widely used industry-standard tools that assist insurers in underwriting and rating—that is, measuring and selecting risks and pricing coverage appropriately to help ensure fairness to the consumer and a reasonable return for the insurer. Our solutions apply advanced predictive analytics to our deep reservoir of data and information to gauge the degree and cost of risk quickly and precisely, and our workflow tools help insurers increase speed and cost-efficiency while enhancing customer experiences. These solutions span a range of applications—from using precise home reconstruction costs to help policyholders have the right amount of coverage, to providing auto insurers with the data that supports offering consumers a bindable quote in minutes through modern application programming interfaces.

We also provide proprietary analytic measures of the ability of individual communities to mitigate losses from important perils. Property insurers throughout the U.S. uses our evaluations of community firefighting capabilities to help determine premiums for fire insurance throughout the country. We provide field-verified and validated data on fire protection services for approximately 36,000 fire response jurisdictions. We also offer services to evaluate the effectiveness of community enforcement of building codes and the efforts of communities to mitigate damage from flooding.

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

Catastrophe and Risk Solutions

We are a leader in and pioneered the field of probabilistic catastrophe modeling used by insurers, reinsurers, intermediaries, financial institutions, and governments to manage their risk from catastrophic events. Our models, which form the basis of our solutions, enable companies to identify, quantify, and plan for the financial consequences of catastrophes. We have developed models for hurricanes, earthquakes, winter storms, tornadoes, hailstorms, wildfires, and floods in more than 120 countries and territories. We have developed a probabilistic terrorism model capable of quantifying the risk in the U.S. from this evolving threat, which supports pricing and underwriting decisions down to the level of an individual policy, as well as models for estimating losses to crop insurance programs in the U.S., Canada, India, and China. Our newest models offer risk quantification solutions for the casualty line of business.

We offer global risk intelligence providing insight into sustainability and resilience issues, underpinned by geospatial data and analytics. We provide intelligence on sustainability, resilience, human rights, environmental, sovereign and political risk, stitching together these disparate issues into an interconnected global view built upon objective insight and data.

We provide data aggregation and reporting services for catastrophe and large loss claims across the industry. Our platform is recognized as a trusted source for independent loss estimates, covering a broad spectrum of both catastrophe and non-catastrophe events.

Life Insurance Solutions

We expanded our offerings to also serve life insurance and annuities through our 2019 acquisition of FAST. Life Insurance Solutions enable new approaches across the policy life cycle through no-code technology, data analytics, and modeling. We have developed a suite of solutions that apply advanced analytics, automation, and machine learning to existing and emerging data sources. Our solutions are designed to help transform current workflows in life insurance underwriting, claim insights, policy administration, unclaimed property/equity, compliance and fraud detection, and actuarial and portfolio modeling. Our FAST platform can reduce time to market, enables faster policy conversion, and can reduce information technology costs for our customers, uniquely positioning us to help support the modernization of the life insurance industry.

Specialty Business Solutions

We are a leading software supplier to the global specialty insurance market with particular focus on the London specialty market where we have a long-standing client base. Our powerful software suite, coupled with our vast datasets, experience, and technology allows our clients to grow and better manage their business with greater efficiency, flexibility, and data governance. Our solutions serve insurers, reinsurers, brokers, cover holders, and managing general agents in London and across the globe.

We help drive the success of many of the fastest growing insurance and reinsurance specialists by providing full end-to-end management of insurance and reinsurance businesses. Our suite of software solutions covers a broad range of insurance processes from policy negotiation and placement, pricing and policy administration through to claims and outwards reinsurance.

Many of our solutions can be integrated with one another and with capabilities across the organization to meet evolving client needs and offer a compelling digital ecosystem for the London and global insurance markets. To that end, our global marketplace solution offers seamless real-time quote-to-bind electronic placing and distribution for the specialty insurance market.

Marketing Solutions

Marketing Solutions provides leading marketing solutions for customers in both insurance and non-insurance industries. On December 31, 2025, we sold the Verisk Marketing Solutions business to ActiveProspect, Inc. ("ActiveProspect"), backed by Five Elms Capital Management, LLC, for a net cash sale price of $80.0 million. Refer to Note 11. Dispositions and Discontinued Operations for further discussion.

International Underwriting Solutions

We continue to expand our footprint of data and solutions to include international markets. Our access to international insurance markets grew through acquisitions and today serve a large number of insurers operating in the Canadian, United Kingdom (U.K.) and Irish P&C markets, and travel market. Additionally, our international expansion provides services to much of the Lloyd's of London market, while also serving clients in Continental Europe, Singapore, China, Australia, and New Zealand. The international enhanced commercial and residential property models and enriched data sets help insurers with triage, reconstruction value, risk selection, pricing, benchmarking, and portfolio management across multiple insured segments. Insurers also use our solutions to help fine-tune the accuracy of their rating models and to enhance underwriting results through a set of analytical solutions that predict the relative risk and variation of major insurance perils, including theft, flood, storm, fire, and freeze. In addition to property data and solutions, clients can benefit from decision and benchmarking analytics using firmographic, technographic, and business intelligence and proprietary management competency scores, delivered digitally to enable straight through processing. Our suite of international solutions also includes rating tools that automate the assessment of pre-existing conditions, helping travel and health insurers to get a broad view of a customer's medical risk and make underwriting decisions with speed and precision.

Claims

Our claims insurance solutions provide our customers analytics in fraud detection, compliance reporting, subrogation liability assessment, litigation, and repair cost estimation and valuation, including emerging areas of interest within these categories.

Property Estimating Solutions

We provide data, analytics, and networking solutions for professionals involved in estimating all phases of building repair and reconstruction. We provide solutions for every phase of a building’s life, including:

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

We also provide our customers access to price lists, which include structural repair and restoration pricing for 468 separate economic areas in North America based on direct market surveys and analysis of actual customer claim experience. We revise this information monthly, and as often as weekly in the aftermath of major disasters, to reflect rapid price changes. Our structural repair and cleaning database contains approximately 22,000 unit-cost line items. Our building and repair pricing data is commonly used by insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems. This usage leads to accurate reporting of pricing information, which we believe outperforms other tools in the industry.

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

Customers access our ecosystem for enhanced claims handling and analysis. For example, they can use our weather API for near real-time updates and valuable insights for responding to weather perils that can impact their policyholders and their business. They can also use our data insights to analyze and benchmark their performance against peers in the industry and to manage claims assignments.

Anti-Fraud Solutions

We are a leading provider of fraud-detection tools for the P&C insurance industry. Our anti-fraud solutions can improve our customers’ profitability by predicting the likelihood that fraud may be occurring and by detecting suspicious activity after it has occurred.

Our claims database lends significant support to the fight against insurance fraud. The database analyzes more than 1.9 billion claim records and is the world’s largest database of P&C claims information used for claims processing and fraud investigations. Insurers and other participants submit more than 193,000 new claims a day on average across all U.S. P&C insurance industry categories. The benefits of an industry-wide claims database include improved efficiency in reporting data and searching for information, enhanced capabilities for detecting suspicious claims, and superior information for investigating fraudulent claims, suspicious individuals, and possible fraud rings. Our database also helps insurers fulfill their regulatory compliance reporting requirements at both the state and federal levels for delinquent child-support liens and other required checks.

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

Information from match reports speeds up payment of meritorious claims while providing a defense against fraud and can lead to denial of a claim, negotiation of a reduced award, or further investigation by the insurer or law enforcement. We also have a suite of advanced fraud analytics solutions: a solution that uses predictive models to accurately score claims based on fraud indicators; an injury claims solution that uses predictive analytics to detect medical provider fraud, waste, and abuse; and a network analytics solution that helps detect patterns indicative of organized fraud.

We continually pursue new solutions that help our customers keep abreast of changing markets and technology. For example, we developed a digital media database that allows customers to view prior-loss images on claim matches so they can detect pre-existing damage on new claims. Our advanced digital media forensics can detect suspicious claim-related photos, and our customers can flag stolen and synthetic identities in the database to help subscribers deter that type of fraud. We also provide accurate person and vehicle coverage details at first notice of loss, including verified registered owner information through a state's department of motor vehicles data, contact information for the individual, and brief claims history. We also integrated advanced capabilities into insurer workflows through strategic partnerships, offering tools that identify stolen or total-loss vehicles using global marketplace data, monitor social media for inconsistencies with reported injuries, and provide incident footage from traffic intersections automatically matched to claims.

Casualty Solutions

We offer a robust suite of casualty/bodily injury solutions to serve the P&C industry, third-party administrators, and self-insured employers. Verisk casualty solutions focus on compliance (Medicare Secondary Payer and workers’ compensation state reporting); casualty claims decision support (severity detection and damage assessment); and workflow automation (automated medical record review and claims processing). Our compliance division offers Medicare Secondary Payer solutions and services to comply with the federal statute, including Section 111 Centers for Medicare & Medicaid Services reporting, lien resolution/conditional payments, liabilities repayment, and ongoing protection of the Medicare Trust Fund via Medicare Set Aside (MSA) services. As a leading provider of Medicare compliance services in the industry, we play a critical role in assisting and protecting all stakeholders, including Medicare and its beneficiaries.

Our comprehensive workers’ compensation state reporting helps customers meet the very complex compliance requirements for reporting to states and other government related agencies and entities through an automated process, driving efficiency and productivity for the P&C insurance industry.

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

International Claims Solutions

We provide a comprehensive suite of solutions supporting property and casualty insurers across the United Kingdom and Europe. Our expertise spans personal injury and motor franchises in Germany, the Nordics, and the United Kingdom, complemented by property claims solutions in Germany and the United Kingdom.

By integrating advanced technology with extensive industry knowledge, we help insurers streamline processes, enhance automation, ensure compliance, and make faster, more accurate decisions—ultimately benefiting both clients and policyholders. We are continuously leveraging our expanding data assets to introduce advanced claim analytics and anti-fraud capabilities in these spaces.

Our Customers

The customers for the lines of P&C services we offer include the top 100 P&C insurance providers in the U.S., many of the top global reinsurance companies, as well as domestic InsurTech companies and insurers in international markets. A substantial number of P&C insurance providers in the U.S. use our statistical agent services to report to regulators, and a large number of insurers and reinsurers in the U.S. use our actuarial services and industry-standard insurance programs. In addition, certain agencies of the federal government as well as county and state governmental agencies and organizations use our solutions to help satisfy government needs for risk assessment and emergency response information. Within Catastrophe and Risk Solutions, we serve reinsurers, insurers, brokers, governments, and corporations by helping them identify, quantify and plan for the financial consequences of catastrophes. For life and annuity insurers, we offer digital solutions including electronic applications and policy administration systems to enable automated/accelerated triage, underwriting, fraud detection, and modeling. Our claims database serves thousands of customers in the P&C insurance industry, including self-insurers, third party administrators, several state fraud bureaus, and many law enforcement agencies involved in the investigation and prosecution of insurance fraud. Insurance repair contractors and service providers in the U.S. and Canada with computerized estimating systems commonly use our building and repair cost estimation pricing data.

Our Competitors

The breadth of markets we serve exposes us to a broad range of competitors as described below. We operate primarily in the U.S. P&C insurance industry. We have numerous competitors in specific lines or services. We encounter competition from a broad array of sources, including insurers that develop internal technology and actuarial methods for proprietary insurance programs. Competitors also include other statistical agents and other advisory organizations, that provide underwriting rules, prospective loss costs, and coverage language. Competitors for our property-specific rating and underwriting information include regional providers of commercial property inspections and surveys, as well as emerging providers in the InsurTech space. We also compete with a variety of organizations that offer consulting services, primarily specialty technology and consulting firms. In addition, a customer may use its own internal resources rather than engage an outside firm for these services. Our underwriting solutions compete with a variety of companies in the marketplace. Such competitors include information technology product and services vendors; management and strategy consulting firms; and specialized information technology and analytical services firms. In the life insurance sector, our solutions compete against numerous independent vendors, as well as the in-house technology departments of life insurers. In the P&C insurance claims and catastrophe modeling markets, products are offered by a number of companies in the areas of catastrophe modeling, repair cost estimating, claims investigative reports, claims fraud analytics, and injury claims analytics. We believe that our P&C insurance industry expertise, and our ability to offer multiple applications, services, and integrated solutions to individual customers are competitive strengths.

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

Our software development teams build the technology used in many of our solutions. As part of our product development process, we continually solicit feedback from our customers on the value of our solutions and services and the industry market’s needs. We have established an extensive system of customer advisory panels that meet regularly throughout the year to help us respond effectively to the needs of our markets. In addition, we use frequent sales calls, executive visits, user group meetings, and other industry forums to gather information to align our product development efforts with the needs of the market. We also use a variety of market research techniques to enhance our understanding of our customers and the markets in which they operate.

We add to our offerings through an active acquisition program. Since 2022, we have acquired 10 businesses, which have allowed us to enter new markets, offer new solutions, and enhance the value of existing services with additional proprietary sources of data.

At times, we augment our proprietary data sources and systems by forming alliances with other leading information providers and technology companies and integrating their product offerings into our offerings to better serve our customers. This approach gives our customers the opportunity to obtain the information they need from a single source and more easily integrate the information into their workflows.

Client Strategy, Sales, and Support

Our overall client strategy is driven by our extensive industry expertise and our unique position within the insurance ecosystem. We endeavor to be the leading strategic data, analytics, and technology partner to the global insurance industry by delivering value to our clients through knowledge, expertise, and scale, and we focus on elevating the strategic dialogue with our clients. We primarily engage with clients through direct interaction, leveraging a structured, multi-tiered sales approach. This approach includes Managing Directors, Account Executives, Account Managers, Subject Matter Experts, Technical Consultants, and Sales Client Support specialists. Within our organization, we have dedicated sales teams that focus on specific solutions and services. These specialized Account Executives are responsible for selling highly technical solution sets to targeted sectors, working in close coordination with broader account management teams to ensure a holistic approach to customer engagement.

Account Executives play a key role in both sales and customer service activities. They provide direct support to assigned customers, engaging frequently to ensure a positive experience with our services. While Account Executives primarily focus on identifying new sales opportunities, they collaborate closely with various teams to align our solutions with customer needs. We believe our deep solutions knowledge, ability to build trusted relationships, and local presence set us apart from the competition. Subject Matter Experts partner with Account Executives on specific opportunities related to their assigned solutions and market segments. Account Executives manage the overall sales process, while Subject Matter Experts manage the detailed integration and functional discussions to ensure successful outcomes and customer satisfaction. Both Account Executives and Subject Matter Experts are responsible for identifying new sales opportunities, as well as managing renewals of existing business. A team-based approach, supported by a unified customer relationship management system, ensures effective coordination across all groups.

To optimize account management for our largest customers, we segment our client base into three distinct tiers. Tier One consists of our most significant customers. To ensure strategic and executive-level engagement with these Tier One clients, a Managing Director within the Client Strategy organization is responsible for the overall and executive-level relationship between the client and all of Verisk, fostering alignment across our solutions and services. Tier Two clients encompass both large and middle-market customer groups. Tier Three consists of smaller, specialized companies that may focus on a single line of business, serve specific regions, or be recent entrants to the market. Within the Tier One and Tier Two segments, our U.S. and global sales teams are organized by the following disciplines: personal lines underwriting and pricing, commercial lines underwriting and pricing, claims, catastrophe modeling and exposure management, and specialty. For Tier Three clients, a generalist Account Executive is assigned within each business unit, taking on overall account management responsibilities. Our tiered approach has proven to be an effective sales model for building strong customer relationships. Additionally, our senior leadership team regularly engages with senior management at our client organizations to ensure strategic alignment, and to foster opportunities for mutual partnership and innovation.

Sources of Our Data

The data we use to perform our analytics and power our solutions is sourced through seven different kinds of data arrangements. First, we gather data from our customers within agreements that also permit our customers to use the solutions created from their data. Those agreements remain in effect unless the data contributor chooses to opt out. It is rare that contributors elect not to continue providing us with all or a substantial portion of their data. Second, we have agreements with data contributors in which we specify the particular uses of their data and provide their required levels of privacy, protection of data, and where necessary, de-identification of data. The agreements represent no cost to us, generally feature a specified period of time for the data contributions, and require renewal. Third, we “mine” data found inside the transactions supported by our solutions; as an example, we use the claims settlement data generated inside our repair cost estimating solution to improve the cost factors used in our models. Again, those arrangements represent no cost to us, and we obtain the consent of our customers to make use of their data in this way. Fourth, we source data, generally, at no cost from public sources, including federal, state, and local governments. Fifth, we gather data about the physical characteristics of commercial properties through the direct observation of our field staff members, who also perform property surveys at the request of, and facilitated by, property insurers. Sixth, we collect data, or license or purchase from third parties, on geographic and spatially referenced information relating to residential and commercial structures by using the latest remote sensing and machine learning technologies. Lastly, we purchase data from data aggregators under contracts that reflect prevailing market pricing for the data elements purchased, including county tax assessor records, descriptions of hazards such as flood plains, and professional licenses. We are the owners of the derivative solutions we create using the data we collect.

Information Technology

Technology

Our information technology systems and adoption of cloud computing are fundamental to our success. They are used for the storage, processing, access, and delivery of the data that forms the foundation of our business and the development and delivery of the solutions we provide to our customers. We generally own, or have secured ongoing rights to use for the purposes of our business, all the customer-facing applications that are material to our operations. We support and implement a mix of technologies and focus on implementing the most efficient technology for any given business requirement or task.

Data Centers

In 2023, with our migration to cloud computing, we closed our Lehi, Utah Data Center, and in 2024, we closed our Somerset, New Jersey facility. We will continue to maintain other data centers dedicated to other businesses we acquired recently.

Disaster Recovery

We are committed to a framework for business continuity management and carry out annual reviews of the state of preparedness of each business unit. As we migrate our applications to the public cloud, we also evaluate the level of redundancy required for each application. We leverage native cloud capabilities with regards to availability and use both zones and regions in public cloud based on availability requirements. Business continuity planning is in place for all of our critical business processes to provide for the prompt and effective continuation of critical services in the event of a business disruption. Our business continuity program adheres to ISO 22301:2019, which is an international standard for business continuity. All business impact analyses and business continuity plans are reviewed and updated, at a minimum, annually or when significant business changes occur.

Security

We have adopted a wide range of measures to secure our information technology ("IT") infrastructure and data. Security measures generally cover the following key areas: security policies and governance committees, physical security, logical security of the perimeter, network security, logical access to applications and operating systems, deployment of endpoint security software, email security, cloud security, data security, and appropriate procedures relating to removable media such as laptops, which are also encrypted. Our commitment to security has earned ISO 27001:2022 Certification for our core enterprise security services, which is an international standard for best practices associated with our Information Security Management System. See also "Item 1C. Cybersecurity."

Intellectual Property

We own a significant number of intellectual property rights, including copyrights, trademarks, trade secrets, and patents. Specifically, our policy language, insurance manuals, software, and databases are protected by both registered and common law copyrights, and the related proprietary processes are protected by trade secrets. The licensing of those materials to our customers for their use represents a large portion of our revenue. We also own in excess of 600 trademarks in the U.S. and foreign countries, including the names of our solutions and services and our logos and tag lines, many of which are registered. We believe many of our trademarks, trade names, service marks, and logos to be of material importance to our business, as they assist our customers in identifying our solutions and services and the quality that stands behind them. We consider our intellectual property to be proprietary, and we rely on a combination of statutory (for example, copyright, trademark, trade secret, and patent) and contractual safeguards in a comprehensive intellectual property enforcement program to protect it wherever it is used.

We also own several patents and have several pending patent applications in the U.S. that complement our solutions. We believe the protection of our proprietary technology is important to our success, and we will continue to seek to protect those intellectual property assets for which we have expended substantial research and development capital and that are material to our business.

To maintain control of our intellectual property, we enter into contractual agreements with our customers, granting each customer limited licenses to our solutions and services, including our software and databases. This helps maintain the integrity of our proprietary intellectual property and to protect the embedded information and technology contained in our solutions. As a general practice, employees, contractors, and other parties with access to our proprietary information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information, and technology.

Human Capital

Our global workforce is united by our mission to serve, add value, and innovate for customers. We continue to invest in our people worldwide by encouraging all employees to reach their full potential through a focus on learning, providing competitive compensation and benefits, and a culture anchored on our purpose driven values of results, learning, and caring.

As a knowledge-based business, we carefully integrate the skills and talents of approximately 8,000 employees worldwide as of December 31, 2025. Many of our highly credentialed team hold advanced degrees and professional certifications specializing in actuarial science, chemistry and physics, commercial banking and finance, commodity analytics, data science and artificial intelligence, economics, engineering, GIS mapping, meteorology, natural resources, predictive analytics, supply chain, and other fields.

Approximately 57% of our employees are based in the United States, 11% in the United Kingdom, 11% in India, with the remainder serving in 18 other countries across the globe.

Very few of our employees are represented by unions or subject to collective bargaining agreements, and a small number of employees in Germany are represented by a works council. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

In 2025, we continued to prioritize career development across the Company by utilizing an employee-centric strategy based on feedback from employees and managers. We advanced our Career Framework by aligning foundational and functional skills to each job function and grade, and by educating employees and managers on how to use these skills to support a consistent approach to career development. In addition, with the roll-out of a new talent and workforce management platform in 2025, employees can view skills connected to their current roles, explore skills for other roles, and identify targeted development opportunities – all in a shared technology platform. These enhancements reflect our commitment to building a shared language for development. Looking ahead to 2026, we will continue to help employees understand the skills model and how to use it for skill assessment, feedback, and targeted development.

The foundation of our performance management approach is built on three core principles: feedback, coaching, and continuous conversations. Each quarter, employees and managers continue to participate in quarterly connects and are prompted to review and discuss goals, progress, and ways to grow and develop. This structure builds alignment, connection, and engagement.

Our leadership development programs are targeted at rising professionals, first-time managers, experienced leaders, and rising executive leaders. Across all programs, participant feedback is exceptionally strong, averaging 4.7 out of 5 stars.

In 2025, we launched our Executive Leadership Lab, rounding out our leadership offering with a six-month intensive experience for our most senior learners. This program develops Verisk’s rising executive leaders through virtual and immersive in-person sessions, blending off-site experiences, industry experts, external speakers, executive coaching, and hands-on activities centered on three key skills: strategic thinking, invention, and talent multiplication.

We also developed and launched Insight City, an immersive learning solution designed to help employees navigate our businesses, culture, and ways of working. Insight City gives employees an engaging way to explore our history, solutions, and customers through interactive moments and real-world scenarios. This initiative responds to a growing appetite for modern, experiential learning and reinforces our commitment to equipping employees with the knowledge they need to thrive at Verisk.

Lastly, in 2025, we significantly expanded leadership development through our enterprise coaching offering, partnering with a global roster of International Coaching Federation-certified coaches. Nominated employees participate in this experience by selecting a coach, setting development goals, and engaging in personalized coaching journeys, with unlimited one-on-one sessions. Participants in the program leveraged one-on-one coaching sessions to drive performance and build lasting leadership capabilities.

We offer competitive salaries, short and long-term incentives, and the opportunity for advancement. In addition, our benefits program includes paid time off (“PTO”), flextime and telecommuting options, and a 401(k) program with a 100% company match (up to 6%). We also offer health insurance plans, no-cost life insurance equivalent to annual salary (with the option to purchase more), a discounted stock purchase program, and a variety of physical, mental, and financial well-being offerings and resources. Terms vary by business unit and country.

In 2025, over 650 Verisk employees across 20 locations and 8 countries registered volunteer hours during Verisk Volunteer Week. Efforts included a Rise Against Hunger event with over 91,830 meals packed, donation drives, and local community cleanup activities.

The health and safety of our people working around the globe is a top priority, and our facilities worldwide follow rigorous, internally and externally audited, occupational health and safety policies. We also recognize that protecting the health, safety and well-being of our employees is crucial.

Our employee engagement score for 2025 is 80%, improving by 2% points since 2024. Verisk continues to be recognized for our outstanding workplace culture by Great Place to Work® in the U.S., receiving certification for the tenth consecutive year in 2025. Additionally, in 2025, Verisk was certified for the sixth time in the United Kingdom, Spain, and India, and was certified for the fourth time in Poland. Employees feel Verisk meets the benchmark for innovation, inclusivity, company values, and leaders’ effectiveness.

We are also earning recognition from several Best Workplaces™ lists including Forbes' America’s Best Employers for Company Culture™, Fortune’s Best Workplaces in New York™, Fortune’s Best Workplaces in Technology™, Fortune’s 100 Best Companies to Work for™ in Europe, UK's Best Workplaces™, UK’s Best Workplaces for Women™, UK’s Best Workplaces for Wellbeing™, UK’s Best Workplaces for Development™, UK’s Best Workplaces in Tech™, Spain’s Best Workplaces™, Spain’s Best Workplaces in Tech™, Best Workplaces in Málaga™, Poland’s Best Workplaces™, Poland’s Best Workplaces for Women™, India’s Great Mid-size Workplaces™, India’s Best Workplaces for Millennials™, and India’s Best Workplaces in IT & IT-BPM™. The Great Place to Work Institute is a global authority on high-trust, high-performance workplaces. To achieve certification, Verisk employees are surveyed on the extent to which they reported a consistently great workplace experience. To create an outstanding employee experience, leaders understand and act on results and insights, and continuously communicate with employees through town halls and local engagement events.

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

Public sources of free or relatively inexpensive information have become increasingly available and this trend is expected to continue. Governmental agencies in particular have increased the amount of information to which they provide free public access. Public sources of free or relatively inexpensive information may reduce the demand for our solutions. To the extent that customers choose not to obtain solutions from us and instead rely on information obtained at little or no cost from these public or less expensive sources, our business and results of operations may be adversely affected.

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

Revenues derived from solutions we provide to U.S. P&C primary insurers account for a substantial portion of our total revenues. During the year ended December 31, 2025, approximately 70% of our revenue was derived from solutions provided to U.S. P&C primary insurers. Also, our invoices for certain of our solutions are linked in part to premiums in the U.S. P&C insurance market, which may rise or fall in any given year due to loss experience and capital capacity and other factors in the insurance industry such as responses to natural disasters and climate-related events that are beyond our control. In addition, our revenues will decline if the insurance industry does not continue to accept our solutions.

Factors that might affect the acceptance of these solutions by P&C primary insurers include the following:

•	changes in the business analytics industry;

•	changes in technology;

•	our inability to obtain or use state fee schedule or claims data in our insurance solutions;

•	changes in regulation

•	saturation of market demand;

•	loss of key customers;

•	industry consolidation;

•	failure to execute our customer-focused selling approach; and

•	insourcing by insurers of the services or analytics we currently provide.

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

The demand for our solutions may be impacted by domestic and international factors that are beyond our control, including macroeconomic, political and market conditions, global supply chain disruption, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, currency exchange rates, and inflation. Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally and could result in a reduction in demand for our solutions, which could have an adverse effect on our results of operations and financial condition. A significant additional decline in the value of assets for which risk is transferred in market transactions could have an adverse impact on the demand for our solutions.

Our financial position may be impacted by tax audits or changes in tax laws or tax ruling

We are subject to tax in the U.S., various states, and foreign jurisdictions, and are routinely under audit by various tax authorities. Our existing corporate structure and tax positions have been implemented in a manner which we believe is compliant with current tax laws, however it is possible that tax authorities may disagree with the positions we have taken due to differing interpretations of prevailing tax rules. Tax audits with an adverse outcome could have a material impact on our effective tax rate, cash tax positions, and deferred tax assets and liabilities.

Existing tax laws in the jurisdictions in which we operate are subject to change given current political and economic conditions. Changes in existing tax laws or rulings, or changes in interpretations of existing laws, could have a significant impact on our effective tax rate, cash tax positions, and deferred tax assets and liabilities. Furthermore, the Organization for Economic Co-operation and Development ("OECD") has issued Pillar Two model rules for a global minimum tax of 15% that has been agreed upon in principle by over 140 countries. While we have assessed the effect of Pillar Two and do not expect it to materially increase our tax expense, the ultimate impact will depend on the implementation of specific rules in each jurisdiction.

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

We may lose key business assets, through the loss of data center capacity or the interruption of cloud computing, telecommunications links, the internet, or power sources, which could significantly impede our ability to do business.

Our operations depend on our ability, as well as that of third-party service providers to whom we have outsourced several critical functions, to protect data centers, whether in cloud or dedicated environments, and related technology against damage from hardware failure, fire, flood, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), natural disasters, or other disasters. Certain of our facilities are located in areas that could be impacted by coastal flooding, earthquakes or other disasters. The online services we provide are dependent on links to telecommunications providers. In addition, we generate a significant amount of our revenues through websites and call centers that we utilize in the acquisition of new customers, fulfillment of solutions and services and responding to customer inquiries. We may not have sufficient redundant operations to cover a loss or failure in all of these areas in a timely manner. Certain of our customer contracts provide that our online servers may not be unavailable for specified periods of time. Any damage to our or our third-party service provider’s data centers, failure of our telecommunications links or inability to access these websites or call centers could cause interruptions in operations that materially adversely affect our ability to meet customers’ requirements, resulting in decreased revenue, operating income and earnings per share.

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

Many of our products rely on proprietary or copyrighted material which could be fed into AI models without our knowledge. Evolved AI-based ecosystems and workflow automation developed by our customers or generic datasets enhanced by AI could compete more effectively with our products or solutions. This could result in duplication of our products or solutions by AI tools and reduce the relevance or value proposition of such products or solutions.

Our own use of AI to enhance our products could lead to unanticipated consequences such as ethical, compliance, privacy-observing, bias-reducing, and/or intellectual property issues.

Increasing use of AI, including but not limited to generative AI models and agentic AI processes, in our internal systems may create new attack methods for adversaries and raise ethical, technological, legal, regulatory, and other challenges, which may negatively impact our brands and demand for our products and services. Our business policies and internal security controls may not keep pace with these changes as new threats emerge, or the emerging cybersecurity regulations in jurisdictions worldwide. Additionally, we are actively adding new AI features to our services. Because the AI landscape is developing and inherently risky, no assurance can be given that such strategies and offerings will be successful or will not harm our reputation, financial condition, and operating results. Product features that rely on AI may be susceptible to unanticipated security threats from sophisticated adversaries.

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

The following legal and regulatory developments also could have a material adverse effect on our business, financial position, results of operations or cash flows:

•	amendment, enactment, interpretation of laws and regulations or implementation of policy which restrict the access and use of personal information and reduce the supply of data available to customers;

•	changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;

•	failure of our solutions or business processes or policies to meet or comply with current and future laws and regulations and their interpretations;

•	failure of our solutions or business processes or policies to adapt to changes in the regulatory environment in an efficient, cost-effective manner; and

•	potential inquiries or investigations from government officials or others related to our policies and practices governing, among other topics, social issues.

We are subject to antitrust, consumer protection, intellectual property, data privacy, and other litigation, as well as governmental investigations, and may in the future become further subject to such litigation and investigations; an adverse outcome in such litigation or investigations could have a material adverse effect on our financial condition, revenues and profitability.

We participate in businesses (particularly insurance-related businesses and services) that are subject to substantial litigation, including antitrust, consumer protection, intellectual property litigation, and data use and privacy. In addition, our insurance specialists are in the business of providing advice on standard contract terms, which if challenged could expose us to substantial reputational harm and possible liability. We are subject to the provisions of a 1995 settlement agreement in an antitrust lawsuit brought by various state Attorneys General and private plaintiffs, which imposes certain constraints with respect to insurer involvement in our governance and business.

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

Government contract laws and regulations can impose terms, obligations or penalties that are different than those typically found in commercial transactions. One of the significant differences is that the U.S. government may terminate any of our government contracts, not only for default based on our performance, but also at its convenience. Contracts with governments are also subject to a number of issues, such as shutdowns, funding changes, policy and other government concerns that may impact the terms or performance of a contract. Generally, prime contractors have a similar right under subcontracts related to government contracts. If a contract is terminated for convenience, we typically would be entitled to receive payments for our allowable costs incurred and the proportionate share of fees or earnings for the work performed. However, to the extent insufficient funds have been appropriated by the U.S. government to a particular program to cover our costs upon a termination for convenience, the U.S. government may assert that it is not required to appropriate additional funding. If a contract is terminated for default, the U.S. government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties, in some cases in excess of the contract value, exposing us to liability and adversely affecting our ability to compete for future contracts and orders. In addition, the U.S. government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor. Similarly, the U.S. government could indirectly terminate a program or contract by not appropriating funding. The decision to terminate programs or contracts for convenience or default could adversely affect our business and future financial performance. Similarly, a government funding pause, suspension, or shut down could adversely affect our business and future financial performance.

General Risk Factors Related to Our Business

Our operations are subject to additional risks inherent in international operations.

With operations in 15 countries, we provide services to the insurance industry worldwide, including operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable geopolitical developments, including legal and regulatory changes; tax changes; changes in trade policies; changes to visa or immigration policies; regulatory restrictions; government leadership changes; political events and upheaval; sociopolitical instability; social, political or economic instability resulting from climate change; and nationalization of our operations without compensation. Adverse activity in any one country could negatively impact operations, increase our loss exposure under certain of our insurance products, and could, otherwise, have an adverse effect on our business, liquidity, results of operations, and financial condition depending on the magnitude of the events and our net financial exposure at that time in that country.

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

While we seek to be a strategic partner to the global insurance industry in analyzing risks related to climate change and building resilience, we recognize that there are inherent risks wherever business is conducted. Climate-related events and its associated risks including acute physical risk such as heatwave, hurricane/cyclone, inland flooding, and wildfire, and chronic physical risk such as sea level rise and water stress could disrupt our operations and threaten the safety of our employees. Transition risks associated with achieving a lower-carbon global economy encompassing policy and legal risk such as potential costs associated with the introduction of mandatory global carbon pricing and regulatory mandates involving climate-related reporting obligations, technology risk such as the potential increase in costs associated with a mandated transition to low-emissions technologies, market risk such as the potential impacts of a market shift in customer demand toward low-carbon solutions, and reputation risk such as potential impacts on our business from increasing stakeholder expectations related to real or perceived deficiencies associated with our climate leadership, strategy, performance, or disclosures could negatively impact our financial performance.

We have transitioned to a new Enterprise Resource Planning system and our ability to manage our business and monitor results is highly dependent upon information and communication systems. A failure of these systems or the ERP implementation could disrupt our business and results of operations.

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business, including our enterprise resource planning (“ERP”) systems.

In order to continue support of our growth, we have made and are continuing to make significant technological upgrades to our information systems. We have substantially completed the implementation of a company-wide, single ERP software system and related processes to perform various functions and improve on the efficiency of our global business. This was and continues to be a lengthy and expensive process that has and will continue to result in a diversion of resources from other operations. Continued execution of the project plan, or a divergence from it, may result in cost overruns, project delays or business interruptions. In addition, divergence from our project plan could impact the timing and/or extent of benefits we expect to achieve from the system and process efficiencies.

Any disruptions or deficiencies in the design and/or final implementation of the new ERP system, or in the transition off our legacy systems, particularly any disruptions or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business and adversely affect our reputation, competitive position, business, results of operations and financial condition.

Risks Related to Our Common Stock

If there are substantial sales of our common stock, our stock price could decline.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem attractive. As of December 31, 2025, our ten largest shareholders owned 39.3% of our common stock, including 1.8% of our common stock owned by our Employee Stock Ownership Plan or ESOP. Such stockholders are able to sell their common stock in the public market from time to time without registration, and subject to limitations on the timing, amount and method of those sales imposed by securities laws. If any of these stockholders were to sell a large number of their common stock, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.

Pursuant to our equity incentive plans, options to purchase approximately 137,941,888 shares of common stock were outstanding as of February 13, 2026. We filed a registration statement under the Securities Act, which covers the shares available for issuance under our equity incentive plans (including for such outstanding options) as well as shares held for resale by our existing stockholders that were previously issued under our equity incentive plans. Such further issuance and resale of our common stock could cause the price of our common stock to decline.

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable or make it more difficult for stockholders to replace directors even if stockholders consider it beneficial to do so. Our certificate of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;

•	require that vacancies on the Board of Directors, including newly created directorships, be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders to holders of at least 25% of our common stock;

•	prohibit stockholder action by written consent, requiring all stockholder actions to be taken at a meeting of the stockholders; and

•	establish advance notice requirements for nominating candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

The Enterprise Risk Management ("ERM") division of the Company oversees and advises on implementation of the Framework throughout our business units. In doing so, the ERM division aggregates and assesses risk across the enterprise. Coordinating with the ERM division is the Chief Information Security Officer ("CISO"), who leads our Cybersecurity and Information Risk Management functions. The CISO’s functions partner with the business units to help ensure that cybersecurity risk management strategies are implemented and dedicated liaisons from the business units report to the CISO with meaningful cybersecurity risks, threats, incidents and vulnerabilities in accordance with the CISO’s reporting framework. The CISO hosts training and awareness sessions, sponsors working groups across the enterprise on critical security topics and provides centralized cybersecurity incident response. Also within the CISO's function is our third-party risk program, which implements processes to identify cybersecurity risk associated with our third-party providers. Management, including the CISO and our cybersecurity team, provide at least quarterly updates to the Risk Committee on developments in cybersecurity as well as any changes or updates to material cybersecurity risks and mitigation strategies that affect our cybersecurity program.

Our business units have dedicated liaisons for risk management activities, who participate in a global security council designed to facilitate implementation of the Framework and associated policies. As custodians and/or processors of our stakeholders’ data, our business units also accept certain compliance responsibilities, including but not limited to, aspects of the General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act ("CCPA"), the Gramm-Leach Bliley Act ("GLBA"), the Health Insurance Portability and Accountability Act ("HIPAA"), the Fair Credit Reporting Act ("FCRA"), and the Payment Card Industry ("PCI") standard, all to the extent applicable. For each of its business units, we seek to actively confirm that its risk management practices fulfill applicable compliance requirements.

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

Item 2.	Properties

Our headquarters are in Jersey City, New Jersey. As of December 31, 2025, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date
Jersey City, New Jersey	276,443	December 31, 2033
Lehi, Utah	124,986	April 30, 2031
Boston, Massachusetts	115,271	November 30, 2030
Hyderabad, India	92,442	September 30, 2028
London, United Kingdom	50,677	November 29, 2030
Krakow, Poland	31,900	June 30, 2028

We also lease offices in 11 states in the U.S., and 34 offices outside the U.S. to support our international operations in Australia, Canada, China, Costa Rica, Germany, India, Ireland, Japan, Nepal, Poland, Singapore, Spain, Sweden, and UK.

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

Market Information

Verisk trades under the ticker symbol “VRSK” on the NASDAQ Global Select Market. As of February 13, 2026, there were approximately 102 stockholders of record. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of common stock is held in “street name” by brokers.

On February 19, 2025, April 30, 2025, July 23, 2025, and October 22, 2025, our Board approved a cash dividend of $0.45 per share of common stock issued and outstanding to the holders of record as of March 14, 2025, June 13, 2025, September 15, 2025, and December 15, 2025, respectively. Cash dividends of $251.1 million and $221.3 million were paid during the years ended December 31, 2025 and 2024, respectively, and recorded as a reduction to retained earnings. We have a publicly announced share repurchase plan and repurchased a total of 92,798,595 shares since our IPO through December 31, 2025. As of December 31, 2025, we had 405,605,329 shares of treasury stock.

Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested in our common stock, with the cumulative total return on $100 invested in the S&P 500 index, an aggregate index of our proxy peers used in our Notice of Annual Meeting of Shareholders and Proxy Statement filed with the Securities and Exchange Commission on April 7, 2023 and an aggregate index of our proxy peer used in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days of December 31, 2025 (the "Proxy Statement"). In the transition year, the table and the graph below include both the prior and the new indices of peer companies. The new peer issuers used for this graph are FactSet Research Systems Inc., Guidewire Software, Inc., Thomson Reuters Corporation, Nasdaq Inc., CoStar Group Inc., Equifax Inc., Fair Isaac Corp., Gartner, Inc., Global Payments, Inc., Clarivate PLC, Intercontinental Exchange, Inc., Jack Henry & Associates Inc., Moody’s Corporation, MSCI Inc., S&P Global, and TransUnion. The prior peer issuers used for this graph are Thomson Reuters Corporation, Nasdaq Inc., CoStar Group Inc., Equifax Inc., Fair Isaac Corp., Gartner, Inc., Global Payments, Inc., Clarivate PLC, Intercontinental Exchange, Inc., Jack Henry & Associates Inc., Moody’s Corporation, MSCI Inc., S&P Global, and TransUnion.

COMPARISON OF CUMULATIVE TOTAL RETURN

Assumes $100 Invested on December 31, 2020

Assumes Dividend Reinvested

Fiscal Year Ended December 31, 2025

Recent Sales of Unregistered Securities

We had no unregistered sales of equity securities during 2025.

Issuer Purchases of Equity Securities

Under the share repurchase program ("Repurchase Program"), we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. On February 19, 2025, our Board of Directors approved an additional share repurchase authorization of up to $1.0 billion. As of December 31, 2025, after giving effect to share repurchases made under both current and prior authorizations, we had $967.5 million available to repurchase shares. Our share repurchases for the quarter ended December 31, 2025 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
October 1, 2025 through October 31, 2025	—		$—		—	$1,191.5
November 1, 2025 through November 30, 2025	463,920		$218.10		463,920	$1,090.3
December 1, 2025 through December 31, 2025	558,704		$219.72		558,704	$967.5
	1,022,624	(1)	$218.99	(1)	1,022,624

_______________

(1) In fourth quarter 2025, we repurchased $223.8 million of our common stock through an enhanced open market repurchase program, and received 1,022,624 shares at an average price per share of $218.99

(2) Subsequent to December 31, 2025, our Board of Directors also approved an increase to the share repurchase authorization to $2.5 billion in total, inclusive of the remaining authorization amount.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” New risks and uncertainties come up from time to time, and it is impossible to predict these events or how they may affect us. We have no obligation to update any forward-looking statements after the date hereof, except as required by applicable federal securities law. This discussion includes a comparison of our results of operations, liquidity and capital resources, financing and financing capacity and cash flow for the years ended December 31, 2025, 2024, and 2023.

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

EBITDA margin. We use EBITDA margin as a measure to assess performance and scalability of our business. We assess EBITDA margin based on our ability to increase revenues while controlling expense growth.

Revenues

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one to five years and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. Approximately 83% and 81% of our consolidated revenues for the years ended December 31, 2025 and 2024, respectively, were derived from hosted subscriptions through agreements for our solutions.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a P&C insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the years ended December 31, 2025 and 2024, approximately 17% and 19% of our consolidated revenues, respectively, were derived from providing transactional and advisory/consulting solutions.

Principal Operating Costs and Expenses

Personnel expenses are a major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 55% and 56% of our total operating expenses for each of the years ended December 31, 2025 and 2024, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Trends Affecting Our Business

U.S. P&C Insurance Industry Premium Growth

A significant change in the profitability of P&C insurers could affect the demand for our solutions. The keys to profitability for insurers include premium growth, increasing investment income, and disciplined and accurate underwriting of risks. Per AM Best, growth of direct written premiums for P&C insurers in the U.S. has exhibited cyclical patterns, with total industry premium growth declining from a peak of 14.8% in 2002 to a trough of (3.1)% in 2009 and subsequently recovering to 5.1% in 2019. In 2020, industry premium growth declined to 2.3% due to the impact of the pandemic. Direct premium growth accelerated to 9.5% in 2021, 9.7% in 2022, and further increased to 10.4% in 2023, indicating a continued recovery from the pandemic. Based on the most recent results available, direct written premiums slowed to 9.6% growth in 2024 and 5.1% growth rate through the first nine-months of 2025.

Macroeconomic factors influence demand for insurance products and Insurer profitability

In 2025, inflation remained above pre-pandemic levels, although it was lower than a year earlier. Annual Consumer Price Index growth was 2.7% in December 2025, remaining above the Federal Reserve's target of 2%. In response to persistent, though gradually easing, inflation and a shifting economic outlook, the Federal Reserve continued its monetary policy in December and implemented an additional rate cut that lowered the federal funds rate to a target range of 3.50–3.75%. Reductions in interest rates can lead to increased consumer spending and investment, resulting in higher demand for insurance products as individuals and businesses seek to protect their assets. In such cases, comprehensive data analysis and risk assessment support can help insurers significantly improve their operations by enabling more accurate calculations and providing a broad, systemic view of the market.

While progress has been made towards actuarially sound pricing, carriers are still working to improve loss ratios and profitability in the face of rising inflation. Until premium pricing adjustments are fully implemented, and profitability improves, some carriers are not yet spending as much as they have in the past to drive new policy volume, which could have a short-term impact on demand and volume for our underwriting solutions.

Based on the first nine months of 2025, insurers’ expected annualized yield on investments (not attributable to cash transfers from outside the P&C industry) was 4.0%, up from the 3.6% yield at year-end 2024 despite still moderately high interest rates in 2025 (compared to the pre-pandemic period). These recent investment results are higher than the historical 15-year average of 3.3%, showing that yields on investments, a major component of insurers’ balance sheets, are beginning to follow the trend in interest rates.

Trends in Catastrophe and non-Catastrophe Losses

The trend of high catastrophe losses for insurers that began in 2020 continued in 2025. Insurance losses in those six years were more than double those of the prior six years ($483.1 billion for 2020-2025 compared to $235.1 billion for 2014-2019 - however, the amounts for recent years are preliminary and subject to change based on claims that have not yet been settled.). According to our Property Claim Services data, the last six years have also had the highest number of catastrophes since 2014, ranging from a low of 62 in 2025 to a high of 74 that was reached in both 2023 and 2024. However, some of these high counts may be driven by losses that are likely exceeding the catastrophe threshold due to the impact of inflation.

Although the hurricane season in 2025 was relatively mild, the year began with devastating wildfires in California, causing damages estimated at $38 billion and ranking as the most expensive year for wildfire events in U.S. history.  In contrast, 2024 included the second most expensive Atlantic hurricane season on record, surpassed only by the losses experienced during the 2017 hurricane season.

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

Description of Acquisitions

We have acquired 6 businesses since January 1, 2023. These acquisitions affect the comparability of our consolidated results of operations between periods. See a description of our 2025 acquisitions below and Note 10. Acquisitions to our consolidated financial statements included in this annual report on Form 10-K for further discussions.

On July 17, 2025, we completed the acquisition of SuranceBay, LLC ("SuranceBay"), a leading provider of producer licensing, onboarding, appointment and compliance solutions for the life and annuity industry for $163.1 million in cash, of which $2.7 million represents indemnity escrows. This acquisition underscores our commitment to streamlining and automating the process of buying and selling insurance, and to supporting a robust life and annuity ecosystem with solutions that enhance workflows among carriers, general agencies, insurance agencies and consumers.

On April 2, 2025, we completed the acquisition of 100 percent of the stock of Nasdaq subsidiary Simplitium Limited ("Simplitium") for a cash purchase price of $19.7 million. The acquisition will provide Verisk clients with access to over 300 third-party models, providing unique, niche views of risk across the globe. The acquisition furthers our expansion in Europe and our goal of helping insurers and claims service providers leverage more holistic data and technology tools to enhance the claims experience.

Description of Dispositions

On December 31, 2025, we sold our Verisk Marketing Solutions business to ActiveProspect, backed by Five Elms Capital Management, LLC, for a net cash sale price of $80.0 million. The Verisk Marketing Solutions business provides leading marketing solutions for customers in both insurance and non-insurance industries. The sale resulted in a loss of $18.4 million that was included within "Loss on sale of assets, net" in the accompanying consolidated statements of operations for the year ended December 31, 2025. Refer to Note 11. Dispositions and Discontinued Operations for further discussion.

Description of Discontinued Operations

See a description of our 2023 disposition below and within Note 11. Dispositions and Discontinued Operations to our consolidated financial statements included in this annual report on Form 10-K for further discussions.

On February 1, 2023, we completed the sale of our Energy business to Planet Jersey Buyer Ltd, an entity that was formed on behalf of, and is controlled by, The Veritas Capital Fund VIII, L.P. and its affiliated funds and entities (“Veritas Capital”), for a net cash sale price of $3,066.4 million paid at closing (reflecting a base purchase price of $3,100.0 million, subject to customary purchase price adjustments for, among other things, the cash, working capital, and indebtedness of the companies as of the closing) and up to $200.0 million of additional contingent cash consideration based on Veritas Capital’s future return on its investment paid through a Class C Partnership interest. We recognized a loss of $131.1 million on the sale in 2023.

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

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Consolidated Results of Continuing Operations

Revenues

Revenues were $3,072.7 million for the year ended December 31, 2025 compared to $2,881.7 million for the year ended December 31, 2024, an increase of $191.0 million or 6.6%. Our underwriting revenue increased $155.6 million or 7.7%. Our claims revenue increased $35.4 million or 4.1%.

Our revenue by category for the periods presented is set forth below:

	2025	2024	Percentage change	Percentage change excluding recent acquisitions and disposition

	(in millions)
Underwriting	$2,179.9	$2,024.3	7.7%	8.1%
Claims	892.8	857.4	4.1%	4.1%
Total Insurance	$3,072.7	$2,881.7	6.6%	6.9%

Our recent acquisitions (Simplitium and SuranceBay within the underwriting category of the Insurance segment, and Rocket within the claims category of the Insurance segment) and dispositions (Atmospheric and Environmental Research ("AER") and Verisk Marketing Solutions within the underwriting category of our Insurance segment) resulted in a net decrease in revenue of $4.9 million, while the remaining Insurance revenues increased $195.9 million or 6.9%. Excluding recent acquisitions and dispositions, our underwriting revenue increased $160.7 million or 8.1%, primarily due to an annual increase in prices derived from continued enhancements to the models and content of the solutions within our forms, rules and loss cost services, as well as selling expanded solutions to new and existing customers within catastrophe and risk solutions, specialty business solutions, and life solutions. Excluding recent acquisitions and dispositions, our claims revenue increased $35.2 million or 4.1%, primarily due to growth in anti-fraud, property estimating, and casualty solutions.

Cost of Revenues

Cost of revenues was $925.5 million for the year ended December 31, 2025 compared to $901.1 million for the year ended December 31, 2024, an increase of $24.4 million or 2.7%. Our recent acquisitions and dispositions accounted for a net decrease of $8.3 million in cost of revenues. The remaining cost of revenues increase of $32.7 million or 3.7% was primarily due to increases in salaries and employee benefits of $21.3 million, information technology expense of $12.8 million, bad debt expense of $4.9 million, professional consulting fees of $1.1 million, rent expense of $0.2 million, and other operating costs of $0.1 million, partially offset by decreases in data costs of $5.4 million, office expense of $1.6 million, and insurance expense of $0.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SGA") were $458.2 million for the year ended December 31, 2025 compared to $408.7 million for the year ended December 31, 2024, an increase of $49.5 million or 12.1%. Our recent acquisitions and dispositions accounted for an increase of $17.4 million in SGA primarily due to related transaction and legal expenses. The remaining increase of $32.1 million or 8.0% was primarily due to salaries and employee benefits of $19.9 million, commissions expense of $7.6 million, information technology expense of $4.9 million, professional consulting fees of $4.6 million, and travel expense of $2.0 million, partially offset by a reduction in net losses on the disposal of fixed assets of $4.3 million, decreases in insurance expense of $2.1 million, rent expense of $0.3 million, and other operating costs of $0.2 million.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets was $259.2 million for the year ended December 31, 2025 compared to $233.6 million for the year ended December 31, 2024, an increase of $25.6 million or 11.0%. The increase was primarily due to the timing of certain large internally developed software projects that were completed and placed into service in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets was $67.5 million for the year ended December 31, 2025 compared to $72.3 million for the year ended December 31, 2024, a decrease of $4.8 million or 6.6%. The decrease was primarily due to intangible assets that were fully amortized in 2024, partially offset by an increase due to our recent acquisitions of $4.6 million.

  Loss on Sale of Assets, Net

Loss on sale of assets, net was $18.4 million for the year ended December 31, 2025 compared to $12.1 million for the year ended December 31, 2024. The loss in the current year was primarily driven by the loss incurred on the sale of our Verisk Marketing Solutions business.

  Net (loss) gain on Early Extinguishment of Debt

Net (loss) gain on early extinguishment of debt was a loss $15.0 million for the year ended December 31, 2025 due to the redemption premium accrual associated with the termination of the 2030 Senior Notes, 2036 Senior Notes, and Term Loan Facility, compared to a gain of $3.6 million for the year ended December 31, 2024 due to a cash tender offer of $400.0 million aggregate principal of our 2025 Senior Notes that was completed on June 7, 2024.

Investment Income and Others, Net

Investment income and others, net was $13.3 million for the year ended December 31, 2025 compared to $95.7 million for the year ended December 31, 2024. The decrease was primarily driven by net gains recognized in the prior year related to the settlement of retained interests from the sales of our healthcare business in 2016 and specialized markets business in 2022, partially offset by foreign currency effects associated with transactions conducted in the normal course of business.

Interest Expense, Net

Interest expense, net was $170.9 million for the year ended December 31, 2025 compared to $124.6 million for the year ended December 31, 2024, an increase of $46.3 million or 37.2%. The increase was primarily driven by higher interest expense resulting from the issuance of our 2030, 2035, and 2036 Senior Notes in 2025, as well as the $18.9 million amortization in 2025 of the deferred issuance costs associated with the special redemption clause contained within the 2030 Senior Notes and 2036 Senior Notes. These impacts were partially offset by lower interest expense resulting from the repayment of our 2025 Senior Notes in the second quarter of 2025 and higher interest income, in 2025.

Provision for Income Taxes

The provision for income taxes was $263.0 million for the year ended December 31, 2025 compared to $277.9 million for the year ended December 31, 2024. The effective tax rate was 22.5% for the year ended December 31, 2025 compared to 22.6% for the year ended December 31, 2024. The decrease in the effective tax rate in 2025 compared to 2024 was primarily due to tax benefits recorded in connection with the sale of our Verisk Marketing Solutions business, offset by lower tax benefits from equity compensation in the current year compared with the prior year.

Net Income Margin

The net income margin for our consolidated results was 29.6% for the year ended December 31, 2025 compared to 33.2% for the year ended December 31, 2024. The decrease in net income margin was primarily driven by net gains realized in the prior year associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, a net gain on the early extinguishment of debt in the prior year, the amortization of deferred issuance costs and original issuance discounts and redemption premium accrual in 2025 associated with the termination of the 2030 Senior Notes, 2036 Senior Notes, and Term Loan Facility, partially offset by a lower tax provision, and the impact of foreign currencies associated with transactions in the normal course of business.

EBITDA Margin [1]

EBITDA was $1,668.9 million for the year ended December 31, 2025 compared to $1,659.1 million for the year ended December 31, 2024. The EBITDA margin for our consolidated results was 54.3% for the year ended December 31, 2025 compared to 57.6% for the year ended December 31, 2024. The decrease in EBITDA margin was primarily driven by net gains realized in the prior year associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, a net gain on the early extinguishment of debt in the prior year, and the accrual in 2025 of the redemption premium related to the termination of the 2030 Senior Notes and 2036 Senior Notes, and Term Loan Facility, partially offset by the impact of foreign currencies associated with transactions in the normal course of business.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is in the table below:

	Year Ended December 31,
	2025	2024
Net income	$908.3	$957.5
Less: Gain from discontinued operations, net of tax benefit of $0.0 and $6.8, respectively	—	6.8
Income from continuing operations	908.3	950.7
Depreciation and amortization of fixed assets	259.2	233.6
Amortization of intangible assets	67.5	72.3
Interest expense, net	170.9	124.6
Provision for income taxes	263.0	277.9
EBITDA	1,668.9	1,659.1
Revenue	$3,072.7	$2,881.7
EBITDA margin	54.3%	57.6%

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

Our revenue by category for the periods presented is set forth below:

	2024	2023	Percentage change	Percentage change excluding recent acquisitions, businesses held for sale and disposition

	(in millions)
Underwriting	$2,024.3	$1,892.7	7.0%	7.0%
Claims	857.4	788.7	8.7%	7.8%
Total Insurance	$2,881.7	$2,681.4	7.5%	7.2%

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

Cost of Revenue

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

Investment Income (Loss) and Others, Net

Investment income (loss) and others, net was a gain of $95.7 million for the year ended December 31, 2024 compared to a loss of $11.0 million for the year ended December 31, 2023. The increase was primarily driven by net gains associated with the settlement of retained interests related to the prior sales of our healthcare business in 2016 and our specialized markets business in 2022, partially offset by the impact of foreign currencies.

Interest Expense, net

Interest expense was $124.6 million for the year ended December 31, 2024 compared to $115.5 million for the year ended December 31, 2023, an increase of $9.1 million or 7.9%. The increase in interest expense was primarily related to the issuance of our 2034 Senior Notes, offset by the cash tender that was completed on June 7, 2024.

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

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is in the table below:

	Year Ended December 31,
	2024	2023
Net income	$957.5	$614.4
Less: Gain (loss) from discontinued operations, net of tax benefit (expense) of $6.8 and $(12.6), respectively	6.8	(154.0)
Income from continuing operations	950.7	768.4
Depreciation and amortization of fixed assets	233.6	206.8
Amortization of intangible assets	72.3	74.6
Interest expense, net	124.6	115.5
Provision for income taxes	277.9	258.8
EBITDA	1,659.1	1,424.1
Revenue	$2,881.7	$2,681.4
EBITDA margin	57.6%	53.1%

Quarterly Results of Operations

The following tables set forth our quarterly unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2025. In management's opinion, the quarterly data has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to fairly state the periods presented.

	March 31,	June 30,	September 30,	December 31,
	2025
	(in millions, except for per share data)
Statement of operations data:
Revenues	$753.0	$772.6	$768.3	$778.8
Cost of revenue	230.8	229.5	229.5	235.7
Operating income	330.1	354.3	345.9	313.6
Net income attributable to Verisk	232.3	253.3	225.5	197.2
Basic earnings per share:
Net income attributable to Verisk	$1.66	$1.81	$1.62	$1.42
Diluted earnings per share:
Net income attributable to Verisk	$1.65	$1.81	$1.61	$1.42

	March 31,	June 30,	September 30,	December 31,
	2024
	(in millions, except for per share data)
Statement of operations data:
Revenues	$704.0	$716.8	$725.3	$735.6
Cost of revenue	227.8	219.4	223.4	230.5
Operating income	307.4	318.7	311.5	316.3
Income from continuing operations	219.4	307.8	220.0	203.5
Net income attributable to Verisk	219.6	308.1	220.1	210.4
Basic earnings per share:
Income from continuing operations	$1.53	$2.16	$1.55	$1.45
Net income attributable to Verisk	$1.53	$2.16	$1.55	$1.50
Diluted earnings per share:
Income from continuing operations	$1.52	$2.15	$1.54	$1.44
Net income attributable to Verisk	$1.52	$2.15	$1.54	$1.49

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had cash and cash equivalents and available-for-sale securities totaling $2,178.9 million and $292.5 million, respectively. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of December 31, 2025 and December 31, 2024, a vast majority of our domestic cash and cash equivalents is with TD Bank, N.A., and JPMorgan Chase N.A. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Syndicated Revolving Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

Our capital expenditures for the years ended December 31, 2025, 2024, and 2023 were $244.1 million, $223.9 million, and $230.0 million, respectively. Expenditures related to developing and enhancing our solutions are predominately related to internal-use software and are capitalized in accordance with ASC 350-40, Internal-use Software ("ASC 350-40").

We have historically used a portion of our cash for repurchases of our common stock from our stockholders. For the years ended December 31, 2025, 2024, and 2023, we repurchased $624.0 million, $1,005.0 million, and $2,762.3 million, respectively, of our common stock. For the years ended December 31, 2025, 2024, and 2023, we also paid dividends of $251.1 million, $221.3 million, and $196.8 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease obligations, unamortized discounts and premium, and debt issuance costs, of $4,750.0 million and $3,050.0 million at December 31, 2025 and 2024, respectively. The debt at December 31, 2025 primarily consists of senior notes issued in 2025, 2024, 2023, 2020, 2019, and 2015. Interest on the senior notes is payable semi-annually each year. The unamortized discount and debt issuance costs were recorded as "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense, net" in the accompanying consolidated statements of operations within this Form 10-K over the life of the respective senior note. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions, and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding notes, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. See Note 15. Debt for additional information on our financing activities.

We had a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company with a maturity date of April 5, 2028. On August 15, 2025, we entered into the Third Amended and Restated Credit Agreement (the "Amendment and Restatement") which amended and restated the Syndicated Revolving Credit Facility. The Amendment and Restatement increased our borrowing capacity to $1,250.0 million and extended the maturity date of the Syndicated Revolving Credit Facility to August 15, 2030. Interest on borrowings under the Amendment and Restatement is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon our public debt rating. A commitment fee on any unused commitment is payable periodically and may range from 8.0 to 17.5 basis points based upon our public debt rating. The Syndicated Revolving Credit Facility, as amended and restated by the Amendment and Restatement, also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, dispositions, fundamental changes, and use of proceeds. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.00 to 1.00, we have a consolidated funded debt leverage ratio of no more than 3.75 to 1.00. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.00 (no more than once) and to 4.25 to 1.00 (no more than once) in connection with the closing of a permitted acquisition. The Syndicated Revolving Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). In connection with the Amendment and Restatement, we incurred additional debt issuance costs of $1.0 million, which will be amortized to 'Interest expense' within the accompanying consolidated statements of operations over the remaining life of the Syndicated Revolving Credit Facility. As of December 31, 2025, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. As of December 31, 2025 and 2024, the available capacity under the Syndicated Revolving Credit Facility was $1,245.4 million and $995.4 million, which takes into account outstanding letters of credit of $4.6 million, respectively.

On August 15, 2025, we also entered into a $750.0 million Term Credit Agreement (the "Term Loan Facility") with Bank of America N.A. The Term Loan Facility had a maturity date of August 15, 2028 and carried an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon our public debt rating. The Term Loan Facility also contained certain financial and other covenants that, among other things, imposed certain restrictions on indebtedness, liens, dispositions, fundamental changes, and use of proceeds. The financial covenants required that, we have a consolidated interest rate coverage ratio of at least 3.00 to 1.00, and a consolidated funded debt leverage ratio of no more than 3.75 to 1.00. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.00 (no more than once) and to 4.25 to 1.00 (no more than once) in connection with the closing of a permitted acquisition. In connection with the Term Loan Facility, we incurred additional debt issuance costs of $5.8 million, which was amortized to "Interest expense, net" within the accompanying consolidated statements of operations over the remaining life of the Term Loan Facility. Pursuant to the terms of the Term Credit Agreement, the Term Loan Facility included a termination or reduction of commitments provision pursuant to which the lenders' commitments were subject to automatic termination upon the occurrence of the commitment termination date, which occurred on December 26, 2025 upon the termination of the acquisition agreement for the AccuLynx acquisition in accordance with its terms and, as a result, the commitment of each lender automatically terminated on such date, and the Term Loan Facility was terminated in full on December 26, 2025. Refer to Note 15. Debt for more information.

Cash Flow

The following table summarizes our cash flow data for the years ended December 31:

	2025	2024	2023
	(in millions)
Net cash provided by operating activities	$1,436.0	$1,144.0	$1,060.7
Net cash (used in) provided by investing activities	$(358.1)	$(124.8)	$2,746.5
Net cash provided by (used in) financing activities	$795.2	$(1,028.5)	$(3,786.5)

Operating Activities

Net cash provided by operating activities was $1,436.0 million for the year ended December 31, 2025 compared to $1,144.0 million for the year ended December 31, 2024, an increase of $292.0 million, or 25.5%. The increase in operating cash flow was due to an increase in operating profit, the timing of certain cash tax payments, and higher interest income earned on cash balances.

Net cash provided by operating activities was $1,144.0 million for the year ended December 31, 2024 compared to $1,060.7 million for the year ended December 31, 2023, an increase of $83.3 million, or 7.9%. The increase in operating cash flow was due to an increase in operating profit, offset by an increase in interest payments.

Investing Activities

Net cash used in investing activities of $358.1 million for the year ended December 31, 2025 was primarily related to capital expenditures of $244.1 million, acquisitions of $184.8 million, investments in non-public companies of $6.5 million, and escrow funding associated with acquisitions of $2.7 million, partially offset by proceeds from sale of our Verisk Marketing Solutions business of $80.0 million.

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

Financing Activities

Net cash provided by financing activities of $795.2 million for the year ended December 31, 2025 was primarily driven by the proceeds from the issuance of short-term debt of $1,497.9 million, proceeds from the issuance of long-term debt of $698.3 million, and proceeds from stock options exercised of $56.9 million, partially offset by repurchases of common stock of $624.0 million, repayments of the current portion of long-term debt of $500.0 million, dividends paid of $251.1 million, the net share settlement of taxes from restricted stock and performance share awards of $26.7 million, payment of debt issuance costs of $25.4 million, payment of excise tax of $7.6 million, and other financing activities of $23.1 million.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2025 and the future periods in which such obligations are expected to be settled in cash:

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(in millions)
Contractual obligations
Long-term debt, current portion of long-term debt, and interest	$6,201.7	$1,623.4	$244.8	$820.0	$3,513.5
Operating leases	185.4	32.4	62.4	56.2	34.4
Pension and postretirement plans (1)	10.3	1.3	2.9	2.1	4.0
Finance lease obligations	27.1	12.7	14.4	—	—
Total (2)	$6,424.5	$1,669.8	$324.5	$878.3	$3,551.9

(1)	Our funding policy is to contribute at least equal to the minimum legal funding requirement.

(2)	Unrecognized tax benefits of approximately $8.6 million have been recorded as liabilities in accordance with ASC 740, Income Taxes which have been omitted from the table above, and we are uncertain as to if or when such amounts may be settled, with the exception of those amounts subject to a statute of limitation, related to the unrecognized tax benefits, we also have recorded a liability for potential penalties and interest of $1.2 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to stock-based compensation, internally developed software, goodwill and intangible assets, pension and other postretirement benefits, and income taxes. Actual results may differ from these assumptions or conditions.

Stock-Based Compensation

Stock-based compensation cost, including nonqualified stock options, restricted stock, performance share units tied to the achievement of certain market performance conditions, namely relative total shareholder return as compared to the S&P 500 index ("TSR-based PSU's"), and performance share units tied to the achievement of certain financial performance conditions, namely incremental return on invested capital ("ROIC-based PSUs"), is measured at the grant date, based on the fair value of the awards granted, and is recognized as expense over the requisite service period. The fair value of stock options is measured using a Black-Scholes option-pricing model, which requires the use of several estimates, including expected term, expected risk-free interest rate, expected volatility, and expected dividend yield. The stock options have an exercise price equal to the adjusted closing price of our common stock on the grant date with a ten-year contractual term. The fair value of the restricted stock is determined using the closing price of our common stock on the grant date. The restricted stock is not assignable or transferable until it becomes vested. The fair value of TSR-based PSUs is determined on the grant date using the Monte Carlo Simulation model and their ultimate achievement is based on relative total shareholder return as compared to the companies that compromise the S&P 500 index. The fair value of ROIC-based PSUs is determined on the closing price of our common stock on the grant date and their ultimate achievement is tied to incremental return on invested capital based on net operating profit. Each of the TSR-based PSUs and ROIC-based PSUs has a three-year performance period, subject to the recipient's continued service. Each PSU represents the right to receive one share of our common stock and the ultimate realization is based on our achievement of certain market and financial performance criteria and may range from 0% to 200% of the recipient's target levels of 100% established on the grant date.

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

Goodwill and Intangibles

As of December 31, 2025, we had goodwill of $1,878.2 million, which represents 30.3% of our total assets. Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or “Step Zero” impairment test, to determine whether it is more likely than not that impairment has occurred. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying amount of our reporting units exceeds their fair value, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized. As of June 30, 2025, we completed our Step Zero impairment test at the reporting unit level and determined it was not more likely than not that the carrying values of our reporting units exceeded their fair values. We did not recognize any additional impairment charges related to our goodwill and indefinite-lived intangible assets. Subsequent to the test performed on June 30, 2025, we continued to monitor these reporting units for events that would trigger an interim impairment test; we did not identify any such events.

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

In determining the discount rate, we utilize quoted rates from long-term bond indices, and changes in long-term bond rates over the past year, cash flow models and other data sources we consider reasonable based upon the life expectancy and mortality rate of eligible employees. As part of our ev aluation, we calculate the approximate average yields on securities that were selected to match our separate projected cash flows for both the pension and postretirement plans. Our separate benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better at the measurement date. The outputs from the actuarial models are assessed against the prior year’s discount rate and quoted rates for long-term bond indices. For our pension plans at December 31, 2025 , we determined this rate to be 5.42% and 5.64% at December 31, 2025 and 2024 , respectively. Our postretirement rate was 4.64% and 5.17% at December 31, 2025 and 2024 , respectively.

The expected return on plan assets is determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast adjusted based on our target investment allocation, and the current economic environment. Our pension asset investment guidelines target an investment portfolio allocation of 60% debt securities and 40% equity securities. As of December 31, 2025, the pension plan assets were allocated 58.8% debt securities, 35.9% equity securities, 4.9% real estate and 0.4% other. The VEBA Plan target allocation is 100% debt securities. We have used our target investment allocation to derive the expected return as we believe this allocation will be retained on an ongoing basis that will be commensurate with the projected cash flows of the plan. The expected return for each investment category within our target investment allocation is developed using average historical rates of return for each targeted investment category, considering the projected cash flow of the qualified pension plan and postretirement plan. The difference between this expected return and the actual return on plan assets is generally deferred and recognized over subsequent periods through future net periodic benefit (credits) costs. We believe these considerations provide the basis for reasonable assumptions with respect to the expected long-term rate of return on plan assets.

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. We amortize, as a component of annual pension expense, total outstanding actuarial gains or losses over the estimated average expected remaining lifetime of plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For our pension and postretirement plans, the total actuarial losses as of December 31, 2025 that have not been recognized in annual expense are $111.0 million and $2.4 million, respectively, and we expect to recognize a net periodic pension and postretirement expenses of $3.6 million and $0.3 million, respectively, in 2026 related to the amortization of actuarial losses.

A one percent change in discount rate and future rate of return on plan assets would have the following effects:

	Pension				Postretirement
	1% Decrease		1% Increase		1% Decrease		1% Increase
	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation	Benefit (Credit) Cost	Projected Benefit Obligation

Discount Rate	$(0.5)	$23.4	$0.4	$(20.4)	$-	$0.1	$-	$(0.1)
Expected Rate of Return on Assets	$3.9	$-	$(3.9)	$-	$0.1	$-	$(0.1)	$-

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

As of December 31, 2025, we have gross federal, state, and foreign income tax net operating loss carryforwards of $48.6 million, which will expire at various dates from 2026 through 2045. Such net operating loss carryforwards expire as follows:

Years Ending	(in millions)
2026 - 2033	$15.4
2034 - 2038	2.2
2039 - 2045	31.0
Total	$48.6

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2(s) to the audited consolidated financial statements included in this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. As of December 31, 2025, we had no borrowings outstanding under our Syndicated Revolving Credit Facility. On August 15, 2025, we entered into the Third Amended and Restated Credit Agreement (the "Amendment and Restatement") to the Syndicated Revolving Credit Facility with Bank of America, N.A. as administrative agent. The Amendment and Restatement increased our borrowing capacity to $1,250.0 million and extended the maturity date of the Syndicated Revolving Credit Facility to August 15, 2030. Interest on borrowings under the Amendment and Restatement is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon our public debt rating. A commitment fee on any unused commitment is payable periodically and may range from 8.0 to 17.5 basis points based upon our public debt rating. A change in interest rates on variable rate debt impacts our pre-tax income and cash flows but does not impact the fair value of the instruments.

Foreign Currency Risk

Our foreign-based businesses and results of operations are exposed to movements in the U.S. dollar to British pounds and other foreign currency exchange rates. A portion of our revenue is denominated in British pounds and other foreign currencies. If the U.S. dollar strengthens against British pounds and other foreign currencies, our revenues reported in U.S. dollars would decline. With regard to operating expense, our primary exposure to foreign currency exchange risk relates to operating expense incurred in British pounds and other foreign currencies. If British pounds and other foreign currencies strengthen, costs reported in U.S. dollars will increase. Movements in the U.S. dollar to British pounds and other foreign currency exchange rates did not have a material effect on our revenue for the year ended December 31, 2025. A hypothetical ten percent change in average exchange rates versus the U.S. dollar would not have resulted in a material change to our earnings.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item is set forth on pages 51 through 93 of this annual report on Form 10-K.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K for our Company and subsidiaries other than our recent acquisitions in 2025 (See Note 10 of our consolidated financial statements included in this annual report on Form 10-K). Management excluded from its assessment the internal control over financial reporting of these acquisitions because they collectively represent less than 1.0% of total assets (excluding goodwill and intangible assets which were integrated into our systems and control environment) and less than 1.0% of revenues as of and for the year ended December 31, 2025. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The information required by this Item is set forth on page 44 of this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

The information required by this Item is set forth on page 49 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

We are in the process of integrating our recent acquisitions in 2025 into our overall internal control over financial reporting process. Other than this ongoing integration, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, management concluded that our internal control over financial reporting was effective at December 31, 2025.

Management excluded from its assessment the internal control over financial reporting for our acquisitions in 2025 (See Note 10 of our consolidated financial statements included in this annual report on Form 10-K). The excluded financial statements of these acquisitions constitute less than 1.0% of total assets (excluding goodwill and intangible assets which were integrated into our systems and control environment) and less than 0.5% of revenues collectively included within our consolidated financial statements as of and for the year ended December 31, 2025. Due to the timing of the acquisitions, management did not assess the effectiveness of internal control over financial reporting for these acquisitions.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K has also audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verisk Analytics, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Simplitium Limited and SuranceBay, LLC, which were acquired on April 2, 2025 and July 17, 2025, respectively. The financial statements of Simplitium Limited and SuranceBay LLC constitute less than 1.0% of total assets (excluding goodwill and intangible assets which were integrated into the Company's systems and control environment) and less than 0.5% of revenues collectively included within the Company's consolidated financial statements as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Simplitium Limited and SuranceBay, LLC.

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

February 18, 2026

Item 9B.	Other Information

10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●

Lee M. Shavel, Chief Executive Officer, President and director, adopted a new trading plan on December 11, 2025 (with the first trade under the new plan scheduled for a date on or after March 16, 2026). The trading plan will be effective until December 31, 2026 to sell up to 40,901 shares of common stock.

●

Elizabeth D. Mann, Chief Financial Officer, adopted a new trading plan on December 11, 2025 (with the first trade under the new plan scheduled for a date on or after March 17, 2026). The trading plan will be effective until December 31, 2026 to sell 4,000 shares of common stock.

●	Sunita Holzer, Chief Human Relations Officer, adopted a new trading plan on November 21, 2025 (with the first trade under the new plan scheduled for a date on or after February 17, 2026). The trading plan will be effective until May 29, 2026 to sell up to 12,062 shares of common stock.
●	Bruce Hansen, Independent Board Chair, on October 30, 2025 terminated an existing trading plan originally entered into on August 5, 2025 to sell up to 4,671 shares of common stock.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended  December 31, 2025 by Section 16 officers and directors. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days of December 31, 2025 (the “Proxy Statement”).

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

None.

Item 8.      Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verisk Analytics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verisk Analytics, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Fixed Assets - Capitalization of Internal Software Development Costs - Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company’s capitalized software development costs primarily relate to internal-use software. Such costs are capitalized in the application development stage in accordance with ASC 350-40, Internal-use Software. Costs in the preliminary and post-implementation stages are typically expensed as incurred. Internal software development costs capitalized as of December 31, 2025 was $1,558.1 million and the related accumulated amortization was $1,052.2 million.

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
○ The allocation of employee time and other resources to capitalizable projects, ensuring that only eligible costs were capitalized.
●	We selected a sample of internal software development costs. For the selected samples, we performed testing to evaluate whether the costs met the capitalization criteria under the relevant accounting standards, including inspecting supporting documentation such as timesheets, invoices, project capitalization forms, and conducting inquiries with project managers.
●	We assessed the completeness and accuracy of the data used by management in the capitalization process by reconciling the data with source documents, such as payroll records and vendor invoices, and ensuring that all relevant expenses were captured and recorded to validate that no capitalizable costs were omitted.
●	We evaluated any indicators of project delays, cancellations, or other impairment indicators by reviewing project status reports, conducting inquiries with project managers, and evaluating the impact of any identified indicators on the capitalization of costs and the determination of the in-service date.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

February 18, 2026

We have served as the Company's auditor since 2001.

VERISK ANALYTICS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and 2024

	2025	2024
	(in millions, except par value and number of shares)
ASSETS:
Current assets:
Cash and cash equivalents	$2,178.2	$291.2
Accounts receivable, net	422.2	434.4
Prepaid expenses	86.4	72.8
Income taxes receivable	48.6	83.3
Other current assets	30.0	29.9
Total current assets	2,765.4	911.6
Noncurrent assets:
Fixed assets, net	582.8	605.9
Operating lease right-of-use assets, net	138.9	156.0
Intangible assets, net	346.6	392.4
Goodwill	1,878.2	1,726.6
Deferred income tax assets	36.6	34.3
Other noncurrent assets	447.0	437.9
Total assets	$6,195.5	$4,264.7

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$319.1	$249.8
Short-term debt and current portion of long-term debt	1,508.9	514.2
Deferred revenues	444.2	447.2
Operating lease liabilities	26.3	26.0
Income taxes payable	1.8	1.7
Total current liabilities	2,300.3	1,238.9
Noncurrent liabilities:
Long-term debt	3,228.3	2,546.9
Deferred income tax liabilities	193.4	191.6
Operating lease liabilities	136.9	158.7
Other noncurrent liabilities	26.8	23.6
Total liabilities	5,885.7	4,159.7
Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 138,397,709 and 140,414,637 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	3,113.2	2,994.0
Treasury stock, at cost, 405,605,329 and 403,588,401 shares, respectively	(10,721.8)	(10,062.4)
Retained earnings	7,810.5	7,153.4
Accumulated other comprehensive income	107.0	15.0
Total Verisk stockholders' equity	309.0	100.1
Noncontrolling interests	0.8	4.9
Total stockholders’ equity	309.8	105.0
Total liabilities and stockholders’ equity	$6,195.5	$4,264.7

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2025, 2024, and 2023

	2025	2024	2023
	(in millions, except per share amounts and number of shares)
Revenues	$3,072.7	$2,881.7	$2,681.4
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	925.5	901.1	876.5
Selling, general and administrative	458.2	408.7	391.8
Depreciation and amortization of fixed assets	259.2	233.6	206.8
Amortization of intangible assets	67.5	72.3	74.6
Loss on sale of assets, net	18.4	12.1	-
Total operating expenses	1,728.8	1,627.8	1,549.7
Operating income	1,343.9	1,253.9	1,131.7
Other income (expense):
Net (loss) gain on early extinguishment of debt	(15.0)	3.6	-
Investment income and others, net	13.3	95.7	11.0
Interest expense, net	(170.9)	(124.6)	(115.5)
Total other expense, net	(172.6)	(25.3)	(104.5)
Income from continuing operations before income taxes	1,171.3	1,228.6	1,027.2
Provision for income taxes	(263.0)	(277.9)	(258.8)
Income from continuing operations	908.3	950.7	768.4
Gain (loss) from discontinued operations, net of tax benefit (expense) of $0.0, $6.8 and $(12.6), respectively (Note 11)	-	6.8	(154.0)
Net income	908.3	957.5	614.4
Less: net loss attributable to noncontrolling interests	-	0.7	0.2
Net income attributable to Verisk	$908.3	$958.2	$614.6
Basic net income per share attributable to Verisk:
Income from continuing operations	$6.50	$6.69	$5.24
Income (loss) from discontinued operations	-	0.05	(1.05)
Basic net income per share attributable to Verisk:	$6.50	$6.74	$4.19
Diluted net income per share attributable to Verisk:
Income from continuing operations	$6.48	$6.66	$5.22
Income (loss) from discontinued operations	-	0.05	(1.05)
Diluted net income per share attributable to Verisk:	$6.48	$6.71	$4.17
Weighted average shares outstanding:
Basic	139,667,160	142,154,655	146,623,989
Diluted	140,082,773	142,842,261	147,336,159

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For The Years Ended December 31, 2025, 2024, and 2023

	2025	2024	2023
	(in millions)
Net income	$908.3	$957.5	$614.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	83.0	(39.7)	768.2
Pension and postretirement liability adjustment	9.3	(2.6)	21.8
Total other comprehensive income (loss)	92.3	(42.3)	790.0
Comprehensive income	1,000.6	915.2	1,404.4
Less: Comprehensive gain attributable to noncontrolling interests	(0.3)	(0.9)	(0.4)
Comprehensive income attributable to Verisk	$1,000.3	$914.3	$1,404.0

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2025, 2024, and 2023

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Losses) Income	Total Verisk Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
		(in millions, except for share data)
Balance as of January 1, 2023	544,003,038	$0.1	$2,720.8	$(6,239.5)	$5,999.1	$(731.2)	$1,749.3	$18.4	$1,767.7
Net income	-	-	-	-	614.6	-	614.6	(0.2)	614.4
Other comprehensive loss	-	-	-	-	-	790.0	790.0	0.6	790.6
Investment in noncontrolling interests	-	-	(3.9)	-	-	(0.6)	(4.5)	(6.6)	(11.1)
Common stock dividend (1)	-	-	-	-	(196.8)	-	(196.8)	-	(196.8)
Treasury stock acquired (12,849,921 shares)	-	-	37.5	(2,838.7)	-	-	(2,801.2)	-	(2,801.2)
Excise tax associated with share repurchases	-	-	-	(25.2)	-	-	(25.2)	-	(25.2)
Treasury stock share repurchased not yet settled	-	-	(37.5)	37.5	-	-	-	-	-
Stock options exercised (1,295,815 shares transferred from treasury stock)	-	-	115.5	25.6	-	-	141.1	-	141.1
PSUs lapsed (27,771 shares issued from treasury stock)	-	-	(0.4)	0.4	-	-	-	-	-
RSAs lapsed (106,613 shares transferred from treasury stock)	-	-	(1.7)	1.7	-	-	-	-	-
Stock-based compensation	-	-	54.0	-	-	-	54.0	-	54.0
Net share settlement from PSUs and RSAs (81,536 shares withheld for tax settlement)	-	-	(15.3)	-	-	-	(15.3)	-	(15.3)
Other stock issuances (27,315 shares transferred from treasury stock)	-	-	3.3	0.7	-	-	4.0	-	4.0
Balance as of December 31, 2023	544,003,038	0.1	2,872.3	(9,037.5)	6,416.9	58.2	310.0	12.2	322.2
Net income	-	-	-	-	958.2	-	958.2	(0.7)	957.5
Other comprehensive income	-	-	-	-	-	(44.3)	(44.3)	0.9	(43.4)
Investment in noncontrolling interests	-	-	(7.0)	-	-	1.1	(5.9)	(7.5)	(13.4)
Common stock dividend (1)	-	-	-	-	(221.7)	-	(221.7)	-	(221.7)
Treasury stock acquired (3,994,244 shares)	-	-	37.5	(1,088.1)	-	-	(1,050.6)	-	(1,050.6)
Excise tax associated with share repurchases	-	-	-	(7.6)	-	-	(7.6)	-	(7.6)
Treasury stock share repurchased not yet settled	-	-	(45.0)	45.0	-	-	-		-
Stock options exercised (976,351 shares transferred from treasury stock)	-	-	101.9	22.9	-	-	124.8	-	124.8
PSUs lapsed (27,819 shares issued from treasury stock)	-	-	(0.6)	0.6	-	-	-	-	-
RSAs lapsed (73,211 shares transferred from treasury stock)	-	-	(1.7)	1.7	-	-	-	-	-
Stock-based compensation	-	-	47.9	-	-	-	47.9	-	47.9
Net share settlement from PSUs and RSAs (61,271 shares withheld for tax settlement)	-	-	(14.9)	-	-	-	(14.9)	-	(14.9)
Other stock issuances (22,771 shares reissued from treasury stock)	-	-	3.6	0.6	-	-	4.2	-	4.2
Balance as of December 31, 2024	544,003,038	0.1	2,994.0	(10,062.4)	7,153.4	15.0	100.1	4.9	105.0
Net income	-	-	-	-	908.3	-	908.3	-	908.3
Other comprehensive income	-	-	-	-		92.0	92.0	0.3	92.3
Investment in noncontrolling interests	-	-	(0.7)	-	-	-	(0.7)	(4.4)	(5.1)
Common stock dividend (1)	-	-	-	-	(251.2)	-	(251.2)	-	(251.2)
Treasury stock acquired (2,599,886 shares)	-	-	45.0	(669.2)	-	-	(624.2)	-	(624.2)
Excise tax associated with share repurchases	-	-	-	(5.0)	-	-	(5.0)	-	(5.0)
Stock options exercised (418,936 shares transferred from treasury stock)	-	-	46.8	10.6	-	-	57.4	-	57.4
PSUs lapsed (63,469 shares issued from treasury stock)	-	-	(1.6)	1.6	-	-	-	-	-
RSAs lapsed (76,979 shares transferred from treasury stock)	-	-	(2.0)	2.0	-	-	-	-	-
Stock-based compensation expense	-	-	54.2	-	-	-	54.2	-	54.2
Net share settlement from PSUs and RSAs (94,455 shares withheld for tax settlement)	-	-	(26.7)	-	-	-	(26.7)	-	(26.7)
Other stock issuances (23,574 shares reissued from treasury stock)	-	-	4.2	0.6	-	-	4.8	-	4.8
Balance as of December 31, 2025	544,003,038	$0.1	$3,113.2	$(10,721.8)	$7,810.5	$107.0	$309.0	$0.8	$309.8

(1) Refer to Note 16. Stockholders' Equity for discussion related to quarterly cash dividends declared per share

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2025, 2024, and 2023

	2025	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$908.3	$957.5	$614.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	259.2	233.6	206.8
Amortization of intangible assets	67.5	72.3	74.6
Amortization of debt issuance costs and original issue discount, net of original issue premium	23.1	2.6	1.5
Provision for doubtful accounts	17.6	13.3	8.7
Net loss (gain) on early extinguishment of debt	15.0	(3.6)	—
Loss on sale of assets, net	18.4	12.1	131.1
Impairment of cost-based investments	—	1.7	6.5
Stock-based compensation expense	54.2	47.9	54.0
Net gain upon settlement of investment in non-public companies	—	(100.6)	—
Impairment of long-lived assets	2.2	7.6	—
Deferred income taxes	41.3	(20.7)	52.7
Loss on disposal of fixed assets, net	—	6.5	3.8
Gain on lease modification	—	(1.9)	—
Acquisition related liability adjustment	4.8	(1.1)	(20.0)
Other operating	(11.7)	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1.3)	(116.6)	(83.0)
Prepaid expenses and other assets	(2.9)	19.4	(56.9)
Operating lease right-of-use assets, net	23.9	28.8	26.8
Income taxes	(1.4)	1.6	(55.8)
Accounts payable and accrued liabilities	47.9	(60.8)	46.5
Deferred revenues	(2.0)	73.1	81.2
Operating lease liabilities	(28.1)	(35.0)	(27.1)
Other liabilities	—	6.3	(5.1)
Net cash provided by operating activities	1,436.0	1,144.0	1,060.7
Cash flows from investing activities:
Acquisitions and purchases of controlling interests, net of cash acquired of $4.9, $1.8, and $8.0, respectively	(184.8)	(23.4)	(83.3)
Proceeds from sale of businesses	80.0	6.4	3,066.4
Investments in non-public companies, net	(6.5)	(1.0)	(2.2)
Proceeds received upon settlement of investment in non-public companies	—	113.3	—
Escrow (funding) release associated with acquisitions	(2.7)	3.8	(3.8)
Capital expenditures	(244.1)	(223.9)	(230.0)
Other investing activities, net	—	—	(0.6)
Net cash (used in) provided by investing activities	(358.1)	(124.8)	2,746.5

The accompanying notes are an integral part of these consolidated financial statements.

VERISK ANALYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For The Years Ended December 31, 2025, 2024, and 2023

	2025	2024	2023
	(in millions)
Cash flows from financing activities:
Proceeds from (repayment of) short-term debt	1,497.9	—	(1,265.0)
Proceeds from issuance of long-term debt, inclusive of original issue premium and net of original issue discount	698.3	590.2	495.2
Repayment of current portion of long-term debt	(500.0)	—	(125.0)
Payment of debt issuance costs	(25.4)	(5.3)	(6.0)
Payment on early extinguishment of debt	—	(396.4)	—
Repurchases of common stock	(624.0)	(1,005.0)	(2,762.3)
Treasury stock repurchased not yet settled	—	(45.0)	(37.5)
Payment of excise tax	(7.6)	(25.2)	—
Net share settlement of taxes from restricted stock and performance share awards	(26.7)	(14.9)	(15.3)
Proceeds from stock options exercised	56.9	124.8	141.9
Payment of contingent liability related to acquisition	—	(8.5)	—
Dividends paid	(251.1)	(221.3)	(196.8)
Other financing activities, net	(23.1)	(21.9)	(15.7)
Net cash provided by (used in) financing activities	795.2	(1,028.5)	(3,786.5)
Effect of exchange rate changes	13.9	(2.2)	(10.7)
Increase (decrease) in cash and cash equivalents	1,887.0	(11.5)	10.0
Cash and cash equivalents, beginning of period	291.2	302.7	292.7
Cash and cash equivalents, end of period	$2,178.2	$291.2	$302.7
Supplemental disclosures:
Income taxes paid	$218.0	$287.7	$276.0
Interest paid	$150.3	$131.6	$111.2
Noncash investing and financing activities:
Deferred tax liability established on date of acquisitions	$2.5	$1.4	$8.7
Net assets sold as part of the dispositions, net of cash sold	$90.5	$17.3	$3,211.8
Finance lease additions, net of disposals	$5.3	$28.8	$45.6
Operating lease additions (terminations)	$6.2	$(4.4)	$34.3
Fixed assets included in accounts payable and accrued liabilities	$-	$0.2	$2.2

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

On February 1, 2023, we completed the sale of our Energy business. We determined that the sale of our Energy business met the “discontinued operations” criteria in accordance with FASB ASC 205-20, due to its relative size and strategic rationale. The consolidated balance sheets and consolidated statements of operations, and the notes to the consolidated financial statements were recasted for all periods presented to reflect the discontinuation of the Energy business, in accordance with ASC 205-20. The discussion in the notes to these consolidated financial statements, unless otherwise noted, relates solely to our continuing operations.

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

Hosted Subscriptions

We offer hosted subscriptions, where customers access content only through our online portal (the "Hosted Subscription"). We grant a license to our customer to enter our online portal. The license is a contractual mechanism that allows our customer to access our online portal for a defined period of time. As the license alone does not provide utility to our customer, our customer has no contractual right to take possession of our online portal at any time, and our customer cannot engage another party to host our online portal and related content, it is not considered a functional license under ASC 606, Revenue from Contracts with Customers ("ASC 606"). Our promise to our customer is to provide continuous access to our online portal and to update the content throughout the subscription period. Hosted Subscription is a single performance obligation that represents a series of distinct services (daily access to our online portal and related content) that are substantially the same and that have the same pattern of transfer to our customer. We recognize revenue for Hosted Subscriptions ratably over the performance obligation period on a straight-line basis as services are performed and continuous access to information in our online portal is provided over the entire term of the agreements. Subscriptions are generally paid in advance of rendering services either quarterly or annually upon commencement of the performance obligation period.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

               Advisory/Consulting Services

We provide certain discrete project-based advisory/consulting services, which are recognized over time by measuring the progress toward complete satisfaction of the performance obligation, based on the input method of consulting hours worked; this aligns with the results achieved and value transferred to our customer. The hours consumed are most reflective of the measure of progress towards satisfying the performance obligation, as the resources hours worked directly tie to the progress of the services to be provided. In general, they are billed over the course of the project.

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

(e)    Deferred Commissions

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs meet the requirements to be capitalized. The incremental costs of obtaining a contract with a customer, which primarily consist of sales commissions, are deferred and amortized over a useful life of five years that is consistent with the transfer to our customer the services to which the asset relates. We classify deferred commissions as current or noncurrent based on the timing of expense recognition. The current and noncurrent portions of deferred commissions are included in "Prepaid expenses" and "Other noncurrent assets", respectively, in our accompanying consolidated balance sheets. Amortization expense related to deferred commissions is computed on a straight-line basis over its estimated useful life and included in "Selling, general and administrative" within our accompanying consolidated statements of operations.

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

Our internal software development costs primarily relate to internal-use software. We account for the cost of software developed for internal use by capitalizing qualifying costs, which are substantially incurred during the application development stage, in accordance with ASC 350-40. The amounts capitalized primarily relate to internally developed software used to provide services to customers and are included in "Fixed assets, net" in our accompanying consolidated balance sheets. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the related product, which is typically three years, beginning with the date the software is placed into service. Costs incurred in the preliminary and post-implementation stages of our products are expensed as incurred.

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

(g)    Leases

We have operating and finance leases for corporate offices, data centers, and certain equipment that are accounted for under ASC 842, Leases. We determine if an arrangement is a lease at inception. We consider any contract where there is an identified asset and whether we have the right to control the use of such asset in determining whether the contract contains a lease. A right-of-use ("ROU") asset represents our right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our operating leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. The incremental borrowing rate was calculated by using our credit rating on our publicly-traded U.S. unsecured bonds and estimating an appropriate credit rating for similar secured debt instruments. Our calculated credit rating on secured debt instruments determined the yield curve used. We calculated an implied spread and applied the spreads to the risk-free interest rates based on the yield of the U.S. Treasury zero coupon securities with a maturity equal to the remaining lease term in determining the borrowing rates for all operating leases. Our operating lease ROU assets include any lease payments made prior to the rent commencement date and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Operating lease transactions are included in "Operating lease right-of-use assets, net", and "Operating lease liabilities", current and noncurrent, within our accompanying consolidated balance sheets. Finance leases are included in property and equipment under "Fixed assets, net", "Short-term debt and current portion of long-term debt", and "Long-term debt" within our accompanying consolidated balance sheets.

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

(i)    Foreign Currency

We have determined local currencies are the functional currencies of our foreign operations. The assets and liabilities of foreign subsidiaries are translated at the period-end rate of exchange and statement of operations items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of “Accumulated other comprehensive (losses) income” in our accompanying consolidated statements of changes in stockholders’ equity; however, any related profit and loss effects are recognized as incurred.

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

Performance share units (“PSU”) vest at the end of a three-year performance period, subject to the recipient’s continued service. Each PSU represents the right to receive one share of our common stock and the ultimate realization is based on our achievement of certain market performance criteria, namely relative total shareholder returns as compared to the S&P 500 index ("TSR-based PSUs"), or certain financial performance conditions, namely incremental return on invested capital ("ROIC-based PSUs"). We determine the grant date fair value of TSR-based PSUs with the assistance of a third-party valuation specialist and based on estimates provided by us. The valuation of our TSR-based PSUs employed the Monte Carlo simulation model, which includes certain key assumptions that were applied to us and our peer group. Those key assumptions included valuation date stock price, expected volatility, correlation coefficients, risk-free rate of return, and expected dividend yield. The valuation date stock price is based on the dividend-adjusted closing price on the grant date. Expected volatility is calculated using historical daily closing prices over a period that is commensurate with the length of the performance period. The correlation coefficients are based on the price data used to calculate the historical volatilities. The risk-free rate of return is based on the yield of U.S. Treasury zero coupon securities with a maturity equal to the length of the performance period. The expected dividend yield was based on our and our peer group’s expected dividend rate over the performance period. We determine the grant date fair value of ROIC-based PSUs based on the closing price of our common stock on the grant date.

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

(k)    Research and Development Costs

Research and development costs, which are primarily related to personnel and related overhead costs incurred in developing new services for customers, are expensed as incurred. Such costs were $40.9 million, $35.3 million, and $36.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, and were included in "Cost of revenues" in our accompanying consolidated statements of operations.

(l)    Advertising Costs

Advertising costs, which are primarily associated with promoting our brand, names and solutions provided, are expensed as incurred. Such costs were $9.7 million, $9.1 million, and $11.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, and were included in "Selling, general and administrative" in our accompanying consolidated statements of operations.

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

(p)    Product Warranty Obligations

We provide warranty coverage for certain of our solutions. We recognize a product warranty obligation when claims are probable and can be reasonably estimated. As of December 31, 2025 and 2024, product warranty obligations were not material.

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)    Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on Consolidated Financial Statements or Other Significant Matters
Income Taxes (Topic 740) In December 2023, the FASB issued Accounting Standards Update "ASU" No. 2023-09, Improvements to Income Tax Disclosures (ASU No. 2023-09)	The amendments within ASU No. 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This Update also includes certain other amendments to improve the effectiveness of income tax disclosures.	The ASU’s amendments are effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted.	We adopted this standard within our December 31, 2025 Form 10-K. The amendments have impacted the Company’s income tax disclosures but has no impact on results of operations, cash flows or financial condition.
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Disaggregation of Income Statement Expenses ("ASU No. 2024-03")	The amendments in No. ASU 2024-03 require additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement.	The ASU is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2027, with early adoption permitted. Prospective application is required and retrospective application is permitted.	We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.
Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) In September 2025, the FASB issued Accounting Standards Update ("ASU") No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software ("ASU No. 2024-03")	ASU 2025-06 modernizes the accounting for internal-use software under ASC 350-40 by aligning it with current development practices, especially agile and iterative methods. It clarifies when to begin capitalizing costs, improves operability across different development approaches, and enhances disclosure requirements.	The ASU is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted.	We are currently evaluating the impact that the adoption that this standard will have on our consolidated financial statements.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Cash and Cash Equivalents:

Cash and cash equivalents consist of cash in banks, commercial paper, money-market funds, and other liquid instruments with original maturities of 90 days or less at the time of purchase.

4.    Accounts Receivable:

Accounts receivable, net consisted of the following at December 31:

	2025	2024
Billed receivables	$413.0	$421.4
Unbilled receivables	42.4	35.5
Total receivables	455.4	456.9
Less allowance for doubtful accounts	(33.2)	(22.5)
Accounts receivable, net	$422.2	$434.4

5.    Concentration of Credit Risk:

Financial instruments that potentially expose us to credit risk consist primarily of cash and cash equivalents as well as accounts receivable, net, which are generally not collateralized. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of  December 31, 2025 and 2024, a vast majority of our domestic cash and cash equivalents is with JPMorgan Chase N.A. The total domestic cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum amount of $250.0 thousand per bank as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, we had cash balances on deposit with four banks that exceeded the balance insured by the FDIC limit by approximately $1,983.8 million and $129.0 million, respectively. As of December 31, 2025 and 2024, we also had cash on deposit with foreign banks of approximately $193.1 million and $161.0 million, respectively.

We consider the concentration of credit risk associated with our accounts receivable to be commercially reasonable and believe that such concentration does not result in the significant risk of near-term severe adverse impacts. Our top fifty customers represent approximately 42% of revenues for 2025, 43% for 2024, and 45% for 2023, with no individual customer accounting for more than approximately 3% of revenues for the years ended December 31, 2025, 2024, and 2023. No individual customer comprised more than 6% and 4% of accounts receivable as of December 31, 2025 and 2024, respectively.

6. Revenues:

Disaggregated revenues by type of service and by country are provided below for the years ended December 31, 2025, 2024, and 2023. No individual country outside of the U.S. accounted for more than 10.0% of our consolidated revenues for the years ended December 31, 2025, 2024, or 2023.

	2025	2024	2023
Insurance:
Underwriting	$2,179.9	$2,024.3	$1,892.7
Claims	892.8	857.4	788.7
Total revenues	$3,072.7	$2,881.7	$2,681.4

	2025	2024	2023
Revenues:
United States	$2,522.3	$2,386.1	$2,238.3
United Kingdom	250.1	214.4	190.1
Other countries	300.3	281.2	253.0
Total revenues	$3,072.7	$2,881.7	$2,681.4

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of December 31, 2025 and 2024, we had no contract assets.

Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of December 31, 2025 and 2024, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $446.2 million and $451.1 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our consolidated balance sheets, respectively, as of December 31, 2025 and 2024.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the change in contract liabilities from December 31, 2023 through December 31, 2025:

Contract liabilities at December 31, 2023	$375.1
Revenue	(2,881.7)
Additions to contract liabilities	2,956.9
Foreign currency translation adjustment	0.8
Contract liabilities at December 31, 2024	451.1
Revenue	(3,072.7)
Additions to contract liabilities	3,065.5
Foreign currency translation adjustment	2.3
Contract liabilities at December 31, 2025	$446.2

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% and 98% of the balance as of December 31, 2025 and 2024, respectively.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of December 31, 2025 and 2024, we had deferred commissions of $77.5 million and $78.5 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying consolidated balance sheets.

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts because of the short-term nature of these instruments. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $0.7 million and $1.2 million as of December 31, 2025 and 2024, respectively. Our investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying consolidated balance sheets.

We elected not to carry our long-term debt at fair value. The carrying value of our long-term debt represents the amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of December 31, 2025 and 2024, respectively:

		2025		2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instrument not carried at fair value:
Senior Notes (Note 15)	Level 2	$4,715.4	$4,670.6	$3,021.0	$2,866.5

As of December 31, 2025 and 2024, we had securities without readily determinable market values of $198.9 million and $195.3 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies or do not hold investments in common stock or in-substance common stock in such entities. As of December 31, 2025 and 2024, we also had investments in private companies of $29.8 million and $27.0 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25") as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying consolidated balance sheets. For the years ended December 31, 2025 and 2024, there was no provision for credit losses related to these investments.

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

The following table presents the consolidated lease cost and cash paid for amounts included in the measurement of lease liabilities for finance and operating leases for the years ended December 31, 2025 and 2024:

	2025	2024
Lease cost:
Operating lease cost (1)	$30.4	$32.7
Sublease income	(4.4)	(4.0)
Finance lease cost:
Depreciation of finance lease assets (2)	21.1	19.4
Interest on finance lease liabilities (3)	1.9	2.3
Total lease cost	$49.0	$50.4

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$(34.5)	$(34.5)
Operating cash outflows from finance leases	$(1.9)	$(2.3)
Financing cash outflows from finance leases	$(23.1)	$(21.9)

_______________

(1) Included in "Cost of revenues" and "Selling, general and, administrative" in our accompanying consolidated statements of operations

(2) Included in "Depreciation and amortization of fixed assets" in our accompanying consolidated statements of operations

(3) Included in "Interest expense, net" in our accompanying consolidated statements of operations

The following table presents weighted-average remaining lease terms and weighted-average discount rates for the consolidated finance and operating leases for the years ended December 31, 2025 and 2024:

	2025	2024
Weighted-average remaining lease term - operating leases (in years)	6.1	7.0
Weighted-average remaining lease term - finance leases (in years)	2.5	3.0
Weighted-average discount rate - operating leases	3.8%	4.2%
Weighted-average discount rate - finance leases	4.3%	4.2%

Our ROU assets and lease liabilities for finance leases were $29.7 million and $23.6 million, respectively, as of December 31, 2025. Our ROU assets and lease liabilities for finance leases were $47.7 million and $41.4 million, respectively, as of December 31, 2024. Our ROU assets for finance leases were included in "Fixed assets, net" in our accompanying consolidated balance sheets. Our lease liabilities for finance leases were included in "Short-term debt and current portion of long-term debt" and "Long-term debt" in our accompanying consolidated balance sheets (See Note 15. Debt).

Maturities of the continuing lease liabilities for the years through 2031 and thereafter are as follows:

Years Ending	Operating Leases	Finance Leases
2026	$32.4	$12.7
2027	32.0	9.6
2028	30.4	4.8
2029	29.0	-
2030	27.2	-
2031 and thereafter	34.4	-
Total lease payments	185.4	27.1
Less: Amount representing interest	(22.2)	(3.5)
Present value of total lease payments	$163.2	$23.6

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Fixed Assets:

The following is a summary of fixed assets:

	Useful Life (in years)	Cost	Accumulated Depreciation and Amortization	Net
December 31, 2025
Furniture and office equipment	3 - 10	$168.0	$(151.3)	$16.7
Leasehold improvements	Lease term	96.2	(68.1)	28.1
Purchased software	3	59.8	(57.4)	2.4
Software development costs	3	1,558.1	(1,052.2)	505.9
Leased equipment	3 - 4	128.3	(98.6)	29.7
Total fixed assets		$2,010.4	$(1,427.6)	$582.8
December 31, 2024
Furniture and office equipment	3 - 10	$164.2	$(144.8)	$19.4
Leasehold improvements	Lease term	101.4	(62.3)	39.1
Purchased software	3	58.2	(55.6)	2.6
Software development costs	3	1,334.8	(837.4)	497.4
Leased equipment	3 - 4	125.0	(77.6)	47.4
Total fixed assets		$1,783.6	$(1,177.7)	$605.9

Depreciation and amortization of fixed assets for the years ended December 31, 2025, 2024, and 2023 were $259.2 million, $233.6 million, and $206.8 million, of which $219.4 million, $193.5 million, and $165.5 million related to amortization of the internal-use software development costs, respectively. Amortization expense related to the development of software for sale was $0.0 million, $1.2 million, and $4.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. We had unamortized software development costs that had been capitalized in accordance with ASC 350-40 of $505.9 million and $497.4 million as of December 31, 2025 and 2024, respectively. We did not have unamortized software development costs that had been capitalized for the development of software for sale as of December 31, 2025 and 2024. Leased equipment include amounts held under finance leases for automobiles, computer software, and computer equipment.

Impairments to long-lived assets for the year ended  December 31, 2025 and 2024 were $2.2 million and $7.6 million, respectively, and are included in "Selling, general and administrative" within our accompanying consolidated statements of operations.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Acquisitions:

Merger Agreement Termination

On July 29, 2025, we entered into a definitive agreement to acquire ExactLogix, Inc. ("AccuLynx") for $2.35 billion in cash. AccuLynx is the leading SaaS platform providing end-to-end business management workflow for residential property contractors with expertise in roofing. On December 26, 2025, we delivered a notice to terminate our definitive agreement to acquire AccuLynx following the notification by the U.S. Federal Trade Commission that it had not completed its review of the transaction by the December 26, 2025 termination date set forth in the agreement.

2025 Acquisitions

On  July 17, 2025, we completed the acquisition of SuranceBay, LLC ("SuranceBay"), a leading provider of producer licensing, onboarding, appointment and compliance solutions for the life and annuity industry for $163.1 million in cash, of which $2.7 million represents indemnity escrows. This acquisition underscores our commitment to streamlining and automating the process of buying and selling insurance, and to supporting a robust life and annuity ecosystem with solutions that enhance workflows among carriers, general agencies, insurance agencies and consumers.

On   April 2, 2025, we completed the acquisition of 100 percent of the stock of Nasdaq subsidiary Simplitium Limited ("Simplitium") for a cash purchase price of $19.7 million. The acquisition provides Verisk clients with access to over 300 third-party models, providing unique, niche views of risk across the globe. The acquisition furthers our expansion in Europe and our goal of helping insurers and claims service providers leverage more holistic data and technology tools to enhance the claims experience.

The preliminary purchase price allocation of the 2025 acquisitions resulted in the following:

	SuranceBay	Simplitium	Total
Cash and cash equivalents	$4.6	$0.3	$4.9
Accounts receivable	1.6	3.4	5.0
Prepaid assets	—	0.6	0.6
Other noncurrent assets	2.7	—	2.7
Intangible assets	80.6	9.8	90.4
Goodwill	81.8	11.9	93.7
Total assets acquired	171.3	26.0	197.3
Accounts payable and accrued liabilities	0.3	0.7	1.0
Deferred revenues	0.6	2.7	3.3
Income tax payable	—	0.1	0.1
Deferred income tax liability	—	2.5	2.5
Other liabilities	2.7	—	2.7
Total liabilities assumed	3.6	6.0	9.6
Net assets acquired	167.7	20.0	187.7
Less: cash acquired	4.6	0.3	4.9
Net cash purchase price	$163.1	$19.7	$182.8

The preliminary amounts assigned to intangible assets by type for the 2025 acquisitions are summarized in the table below:

	Weighted Average Useful Life (in years)	Total
Technology-based	8	$ 36.7
Marketing-related	5	0.9
Customer-related	13	52.8
Total intangible assets		$ 90.4

The preliminary allocations of the purchase price for the 2025 acquisitions with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of each acquisition date. The revisions  may have a significant impact on our consolidated financial statements. The allocations of the purchase price will be finalized once all the information that was known as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, deferred revenues, the valuation of intangible assets acquired, and residual goodwill. The goodwill associated with our acquisition includes the acquired assembled workforce, the value associated with the opportunity to leverage the work force to continue to develop the technology and content assets, as well as our ability to grow through adding additional customer relationships or new solutions in the future. Of the $93.7 million in goodwill associated with our acquisitions, $11.9 million is not deductible for tax purposes. The preliminary amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics.

For the year ended December 31, 2025, we incurred transaction costs of $13.1 million, of which $12.2 million represents the transaction costs incurred as a result of the termination of our definitive agreement to acquire AccuLynx. The transaction costs were included within "Selling, general and administrative" in our accompanying consolidated statements of operations.

SuranceBay contributed revenues and net income of $10.4 million and $3.5 million, respectively, for the year ended December 31, 2025.

Supplemental information on an unaudited pro forma basis is presented below as if the acquisition of SuranceBay occurred at the beginning of fiscal year 2024. The pro forma information for the years ended  December 31, 2025 and 2024 presented below is based on estimates and assumptions, which we believe to be reasonable but not necessarily indicative of the consolidated financial position or results of operations in future period or the results that actually would have been realized had this acquisition been completed at the beginning of fiscal year 2024. The unaudited pro forma information does not give effect to any anticipated cost savings, operating efficiencies, or other synergies that  may be associated with the acquisition, or any estimated costs that have been or will be incurred by us to integrate the assets and operations of SuranceBay.

	2025	2024
Pro forma revenues	$3,093.5	$2,899.0
Pro forma net income	911.2	961.1
Pro forma basic net income per share	6.52	6.76
Pro forma diluted net income per share	6.50	6.73

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2024 Acquisition

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

The $10.6 million in goodwill associated with our acquisition is not deductible for tax purposes. The amounts assigned to intangible assets by type for this acquisition were based upon our valuation model and historical experiences with entities with similar business characteristics. For the year ended December 31, 2024, we incurred transaction costs of $0.3 million, included within "Selling, general and administrative" in our accompanying consolidated statements of operations.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2023 Acquisitions

On  April 20, 2023, we acquired Krug Sachverständigen GmbH ("Krug") for a net cash purchase price of $43.3 million including working capital adjustments, of which $3.8 million represents indemnity escrows. Krug is a Germany-based motor claims solutions provider and has established an industry-leading position in the German insurance market through highly digitalized solutions that help insurers and car manufacturers achieve better and faster customer service, leading to sustainable reductions in costs. The acquisition expands our claims and casualty offerings across Europe. Krug has become a part of our claims category within our Insurance segment.

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

The $55.9 million in goodwill associated with our acquisitions is not deductible for tax purposes.  The amounts assigned to intangible assets by type for these acquisitions were based upon our valuation model and historical experiences with entities with similar business characteristics.  For the year ended  December 31, 2023, we incurred transaction costs of $2.5 million, included within "Selling, general and administrative" in our accompanying consolidated statements of operations.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payment. During the years ended  December 31, 2025 and 2024, we released $0.0 million and $3.8 million of indemnity escrows related to various acquisitions. At  December 31, 2025 and 2024, the escrows amounted to $2.7 million and $0.0 million and are included in "Other noncurrent assets" in our accompanying consolidated balance sheets.

As of December 31, 2025, the acquisitions of Mavera, Morning Data Limited ("Morning Data"), and Data Driven Safety, LLC ("Data Driven Safety") included acquisition-related contingent payments, for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue, EBITDA margin, and/or cash EBITDA earn-out targets for exceptional performance. The current liability for acquisition-related contingent payments was $9.6 million and $0.0 million as of December 31, 2025 and 2024, respectively. The noncurrent liability for acquisition-related contingent payments was $0.0 million and $2.2 million as of  December 31, 2025 and 2024, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Dispositions and Discontinued Operations:

2025 Disposition

On  December 31, 2025, we sold our Verisk Marketing Solutions business to ActiveProspect, Inc. ("ActiveProspect"), backed by Five Elms Capital Management, LLC, for a net cash sale price of $80.0 million plus customary closing adjustments. The Verisk Marketing Solutions business provides leading marketing solutions for customers in both insurance and non-insurance industries. The sale resulted in a loss of $18.4 million that was included within "Other operating loss" in the accompanying consolidated statements of operations for the year ended December 31, 2025.

The major classes of assets and liabilities disposed of, reflected in our consolidated balance sheets as of December 31, 2025, are presented below:

2025
Cash and cash equivalents	$4.8
Accounts receivable, net	5.7
Prepaid expenses	2.5
Income taxes receivable	0.1
Other current assets	0.1
Current assets	13.2
Fixed assets, net	14.4
Operating lease right-of-use assets, net	1.5
Intangible assets, net	85.0
Goodwill	3.9
Other noncurrent assets	2.7
Noncurrent assets	107.5
Total assets	$120.7

Accounts payable and accrued liabilities	$3.3
Deferred revenues	6.6
Operating lease liabilities	0.3
Current liabilities	10.2
Deferred income tax liabilities	13.2
Operating lease liabilities	2.0
Noncurrent liabilities	15.2
Total liabilities	$25.4

2024 Disposition

In December 2024, we sold Atmospheric and Environmental Research ("AER") for $7.1 million. The sale resulted in a loss of $12.1 million that was included within "Other operating (loss) income" in the accompanying consolidated statements of operations for the year ended December 31, 2024.

Discontinued Operations

On  February 1, 2023, we completed the sale of our Energy business to Planet Jersey Buyer Ltd, an entity that was formed on behalf of, and is controlled by, The Veritas Capital Fund VIII, L.P. and its affiliated funds and entities (“Veritas Capital”), for a net cash sale price of $3,066.4 million paid at closing (reflecting a base purchase price of $3,100.0 million, subject to customary purchase price adjustments for, among other things, the cash, working capital, and indebtedness of the companies as of the closing) and up to $200.0 million of additional contingent cash consideration based on Veritas Capital’s future return on its investment paid through a Class C Partnership interest. We recognized a loss of $131.1 million on the sale in 2023.

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

The following table presents the financial results from discontinued operations, net of income taxes in our consolidated statement of income for the periods indicated:

	For the Year Ended December 31,
	2025	2024	2023
Revenues	$-	$-	$46.8
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	-	-	18.2
Selling, general and administrative	-	-	33.2
Other operating loss	-	-	131.1
Total operating expenses	-	-	182.5
Operating loss	-	-	(135.7)
Other expense:
Investment loss and others, net	-	-	(5.7)
Total other expense, net	-	-	(5.7)
Loss from discontinued operations before income taxes	-	-	(141.4)
Income tax benefit (expense)	-	6.8	(12.6)
Income (loss) from discontinued operations, net of income taxes	$-	$6.8	$(154.0)

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. The following table presents selected cash flow information associated with our discontinued operations:

	For the Year Ended December 31,
	2025	2024	2023
Significant non-cash operating activities:
Operating lease right-of-use assets, net	$-	$-	$0.1
Investing activities:
Capital expenditures	-	-	(6.5)

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from January 1, 2024 through December 31, 2025:

Insurance
Goodwill at January 1, 2024	$1,760.8
Acquisitions	10.6
Dispositions	(15.8)
Purchase accounting reclassifications	0.3
Foreign currency translation adjustment	(29.3)
Goodwill at December 31, 2024	1,726.6
Acquisitions	93.7
Dispositions	(3.9)
Purchase accounting reclassifications	0.1
Foreign currency translation adjustment	61.7
Goodwill at December 31, 2025	$1,878.2

Goodwill and intangible assets with indefinite lives are subject to impairment testing annually as of June 30, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or "Step Zero" impairment test, to determine whether it is more likely than not that impairment has occurred. The qualitative assessment includes a review of macroeconomic conditions, industry and market considerations, internal cost factors, and our own overall financial and share price performance, among other factors. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the carrying amount of our reporting units exceeds their fair value, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. If the carrying amount of a reporting unit's goodwill exceeds the fair value of that goodwill, an impairment loss is recognized. As of June 30, 2025, we completed our Step Zero impairment test at the reporting unit level and determined it was not more likely than not that the carrying values of our reporting units exceeded their fair values. We did not recognize any impairment charges related to our goodwill and indefinite-lived intangible assets. Subsequent to performing the test, we continued to monitor these reporting units for events that would trigger an interim impairment test; we did not identify such events.

Our intangible assets and related accumulated amortization consisted of the following:

	Weighted
	Average
	Useful Life		Accumulated
	(in years)	Cost	Amortization	Net
December 31, 2025
Technology-based	8	$352.6	$(285.2)	$67.4
Marketing-related	6	38.3	(36.3)	2.0
Contract-based	6	5.0	(5.0)	—
Customer-related	13	513.0	(239.6)	273.4
Database-based	8	15.5	(11.7)	3.8
Total intangible assets		$924.4	$(577.8)	$346.6
December 31, 2024
Technology-based	8	$364.9	$(285.3)	$79.6
Marketing-related	6	37.8	(35.5)	2.3
Contract-based	6	5.0	(5.0)	—
Customer-related	13	529.1	(224.0)	305.1
Database-based	8	15.1	(9.7)	5.4
Total intangible assets		$951.9	$(559.5)	$392.4

Amortization expense related to intangible assets for the years ended December 31, 2025, 2024, and 2023 was $67.5 million, $72.3 million, and $74.6 million, respectively. Estimated amortization expense in future periods through 2031 and thereafter for intangible assets subject to amortization is as follows:

Years Ending	Amount
2026	$56.7
2027	48.3
2028	45.9
2029	41.2
2030	37.6
2031 and thereafter	116.9
Total	$346.6

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Income Taxes:

Domestic and foreign income before income taxes was as follows:

	2025	2024	2023
U.S.	$1,115.7	$1,201.6	$1,021.9
Foreign	55.6	27.0	5.3
Total income before income taxes	$1,171.3	$1,228.6	$1,027.2

The components of the provision for income taxes for the years ended December 31 were as follows:

	2025	2024	2023
Current:
Federal	$195.3	$223.0	$226.8
State and local	48.4	67.5	52.0
Foreign	14.7	7.9	9.0
Total current provision for income taxes	258.4	298.4	287.8
Deferred:
Federal	(0.9)	(17.2)	(23.4)
State and local	1.8	(1.4)	(3.4)
Foreign	3.7	(1.9)	(2.2)
Total deferred provision for income taxes	4.6	(20.5)	(29.0)
Provision for income taxes	$263.0	$277.9	$258.8

The income taxes paid were as follows:

2025
Federal	$144.2
State	59.7
Foreign	14.1
Total	$218.0

Excluding federal income taxes, no individual jurisdiction exceeded 5% of total income taxes paid (net of refunds). The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $287.7 million and $276.0 million, respectively.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$246.0	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	40.4	3.5
Foreign Tax Effects
Other foreign jurisdictions	6.7	0.6
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	-
Effect of Cross-Border Tax Laws
Other	(11.0)	(0.9)
Tax Credits
Other	(1.7)	(0.2)
Changes in Valuation Allowances	25.7	2.2
Nontaxable or Nondeductible Items
Share-based payment awards	(15.3)	(1.3)
Loss on sale of Marketing Solutions	(36.0)	(3.0)
Other	9.7	0.8
Changes in Unrecognized Tax Benefits	0.5	0.0
Other Adjustments	(2.0)	(0.2)
Effective Tax Rate	$263.0	22.5%

(1) State taxes in California, Florida, Illinois, New Jersey, New York state and city, and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	2024	2023
Federal statutory rate	21.0%	21.0%
State and local taxes, net of federal tax benefit	4.3	3.7
Impact of dispositions	(0.2)	-
Global Intangible Low-taxed Income	0.2	1.3
Stock-based compensation	(1.9)	(1.8)
Other	(0.8)	1.0
Effective tax rate	22.6%	25.2%

The decrease in the effective tax rate in 2025 compared to 2024 was primarily due to tax benefits recorded in connection with the sale of our Verisk Marketing Solutions business, offset by lower tax benefits from equity compensation in the current period compared with the prior period. The decrease in the effective tax rate in 2024 compared to 2023 was primarily due to tax charges incurred in structuring the sale of our Energy business in the prior year, as well as additional tax benefits recorded for capital losses that we were able to recognize due to capital gains arising from the settlement of our investments in non-public companies in 2024.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant items comprising our deferred tax assets and liabilities as of  December 31 are as follows:

	2025	2024
Deferred tax assets:
Employee wages and other benefits	$46.6	$47.2
Lease liabilities	42.3	46.3
Net operating loss carryover	7.7	7.6
Interest expense	30.6	30.8
Capital loss carryover	24.3	-
Other	26.0	16.1
Total	177.5	148.0
Less valuation allowance	(27.9)	(4.2)
Deferred tax assets	149.6	143.8
Deferred tax liabilities:
Right of use assets	(37.7)	(40.9)
Fixed assets and intangible assets	(172.0)	(168.6)
Commissions	(19.0)	(19.3)
Pensions	(60.5)	(59.2)
Other	(17.2)	(13.1)
Deferred tax liabilities	(306.4)	(301.1)
Deferred tax liabilities, net	$(156.8)	$(157.3)

The net deferred tax liabilities of $156.8 million consist primarily of timing differences involving amortization.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net operating loss carryforwards expire as follows:

Years Ending	Amount
2026 - 2033	$15.4
2034 - 2038	2.2
2039 - 2045	31.0
Total	$48.6

A valuation allowance has been established based on our evaluation of the likelihood of utilizing these benefits before they expire. Other than these items, we have determined, based on our historical operating performance, that our taxable income will more likely than not be sufficient to fully realize the deferred tax assets.

As of December 31, 2025, we have not made a provision for U.S. or additional foreign withholding taxes for any additional outside basis difference inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practicable. We do not rely on these unremitted earnings as a source of funds for our domestic business as we expect to have sufficient cash flow in the U.S. to fund our U.S. operational and strategic needs.

We follow ASC 740-10, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For each tax position, we must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2025	2024	2023
Unrecognized tax benefit as of January 1	$4.1	$2.0	$3.2
Gross increase in tax positions in prior period	5.0	2.3	0.8
Gross decrease in tax positions in prior period	-	-	-
Settlements	-	-	-
Lapse of statute of limitations	(0.5)	(0.2)	(2.0)
Unrecognized tax benefit as of December 31	$8.6	$4.1	$2.0

All unrecognized tax benefits as of  December 31, 2025, 2024, and 2023 would have a favorable impact on our effective tax rate if recognized in any future periods.

The total gross amount of accrued interest and penalties for the years ended December 31, 2025, 2024, and 2023 was $1.2 million, $0.7 million, and $0.2 million, respectively. Our practice is to recognize interest and penalties associated with income taxes as a component of “Provision for income taxes” in our accompanying consolidated statements of operations.

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Composition of Certain Financial Statement Caption:

The following table presents the components of “Accounts payable and accrued liabilities” as of December 31:

	2025	2024
Accounts payable and accrued liabilities:
Accrued salaries, benefits and other related costs	$144.0	$143.6
Accrued interest	56.6	20.7
Trade accounts payable and other accrued expenses	73.2	72.9
Professional fees	35.7	12.6
Acquisition-related liabilities	9.6	-
Total accounts payable and accrued liabilities	$319.1	$249.8

The following table presents the components of "Other noncurrent assets" as of December 31:

	2025	2024
Other noncurrent assets:
Pension benefits	$141.2	$125.3
Other assets - prepaid expenses	74.5	87.6
Investments in nonpublic companies	228.8	222.2
Deposits and other	2.5	2.8
Total other noncurrent assets	$447.0	$437.9

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Debt:

The following table presents short-term and long-term debt by issuance date as of December 31:

	Issuance	Maturity
	Date	Date	2025	2024
Short-term debt and current portion of long-term debt:
Credit Facilities:
Syndicated revolving credit facility	Various	Various	$-	$-
Senior Notes:
4.500% senior notes, less unamortized discount and debt issuance costs of $0.0	8/21/2025	8/15/2030(2)	750.0	-
5.125% senior notes, less unamortized discount and debt issuance costs of $0.0	8/21/2025	2/15/2036(2)	750.0	-
4.000% senior notes, less unamortized discount and debt issuance costs of $0.0 and $(0.3)	5/15/2015	6/15/2025	-	499.7
Finance lease liabilities (1)	Various	Various	8.9	14.5
Short-term debt and current portion of long-term debt			1,508.9	514.2
Long-term debt:
Senior notes:
4.125% senior notes, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs of $4.8 and $6.3, respectively	3/6/2019	3/15/2029	604.8	606.3
5.500% senior notes, less unamortized discount and debt issuance costs of $(3.5) and $(3.7), respectively	5/15/2015	6/15/2045	346.5	346.3
3.625% senior notes, less unamortized discount and debt issuance costs of $(8.9) and $(9.2), respectively	5/13/2020	5/15/2050	491.1	490.8
5.750% senior notes, less unamortized discount and debt issuance costs of $(7.0) and $(7.9), respectively	3/3/2023	4/1/2033	493.0	492.1
5.250% senior notes, less unamortized discount and debt issuance costs of $(12.7) and $(14.2), respectively	6/5/2024	6/5/2034	587.3	585.8
5.250% senior notes, less unamortized discount and debt issuance costs of $(7.3)	3/11/2025	3/15/2035	692.7	-
Finance lease liabilities (1)	Various	Various	14.7	26.9
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.8)	(1.3)
Long-term debt			3,228.3	2,546.9
Total debt			$4,737.2	$3,061.1

_______________

(1) Refer to Note 8. Leases

(2) Refer below for details on the classification of the 2030 Senior and 2036 Senior Notes

Accrued interest associated with our outstanding debt obligations was $56.6 million and $20.7 million as of  December 31, 2025 and 2024, respectively, and included in “Accounts payable and accrued liabilities” within our accompanying consolidated balance sheets. Interest expense associated with our finance lease and outstanding debt obligations, including amortization of debt issuance costs and original discounts, was $209.4 million, $140.3 million, and $131.3 million for the years ended  December 31, 2025, 2024, and 2023, respectively.

Senior Notes

As of  December 31, 2025 and 2024, we had senior notes with an aggregate principal amount of $4,750.0 million and $3,050.0 million outstanding, respectively, and were in compliance with our financial and other debt covenants.

On March 11, 2025, we completed an issuance of $700.0 million aggregate principal amount of 5.250% senior notes due 2035 (the "2035 Senior Notes"). The 2035 Senior Notes will mature on March 15, 2035 and accrue interest at a fixed rate of 5.250% per annum. Interest is payable semiannually on March 15 and September 15 of each year, beginning  September 15, 2025. The 2035 Senior Notes were issued at a discount of $1.7 million and we incurred debt issuance costs of $6.2 million. The original issuance discount and debt issuance costs were recorded in "Long-term debt" in the accompanying consolidated balance sheets and these costs will be amortized to "Interest expense, net" in the accompanying consolidated statements of operations over the life of the 2035 Senior Notes. In April 2025, we used a portion of the net proceeds of this offering to repay our 4.000% Senior Notes due 2025 (the “2025 Senior Notes”), which had an aggregate principal amount of $500.0 million. We intend to use the remaining net proceeds for general corporate purposes. The indenture governing the 2035 Senior Notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions and consolidate with, sell, lease, convey or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity.

On August 21, 2025, we completed an issuance of $750.0 million aggregate principal amount of 4.500% senior notes due 2030 (the "2030 Senior Notes") and $750.0 million aggregate principal amount of 5.125% senior notes due 2036 (the "2036 Senior Notes"). The 2030 Senior Notes were issued at a discount of $0.4 million and we incurred debt issuance costs of $6.0 million. The 2036 Senior Notes were issued at a discount of $1.7 million and we incurred debt issuance costs of $6.4 million. The original issuance discount and debt issuance costs were recorded in "Short-term debt and current portion of long-term debt" in the accompanying consolidated balance sheets and these costs will be amortized to "Interest expense, net" in the accompanying consolidated statements of operations over the life of the 2030 and 2036 Senior Notes. We had intended to use the net proceeds of these offerings to finance the purchase price of the acquisition of AccuLynx and to pay related fees and expenses. As noted below under "Special Mandatory Redemption" we have redeemed the 2030 and 2036 Senior Notes in full.

Special Mandatory Redemption

On July 29, 2025, we entered into a definitive agreement to acquire ExactLogix, Inc. ("AccuLynx"). The indenture governing the 2030 Senior Notes and 2036 Notes, which were issued in connection with the AccuLynx acquisition, included a special mandatory redemption provision requiring us to redeem the 2030 Senior Notes and 2036 Senior Notes in full upon the occurrence of certain events, including the termination of the acquisition agreement. Upon the termination of the acquisition agreement in accordance with its terms on December 26, 2025, this provision was triggered and we notified the trustee on December 29, 2025 that we will redeem the $1,500.0 million aggregate principal amount of the 2030 Senior Notes and 2036 Senior Notes in full at the special mandatory redemption price, equal to 101% of the principal amount of such notes plus accrued and unpaid interest to the redemption date. As a result, we recognized a total loss of $33.9 million related to the redemption of the 2030 Senior Notes and 2036 Senior Notes consisting of a 1.0% redemption premium of $15.0 million charged to "Net (loss) gain on early extinguishment of debt" and the amortization of deferred issuance costs and original issuance discounts of $18.9 million to "Interest expense, net" within the accompanying consolidated statements of operations. Although the redemption obligation was triggered and the related loss was recognized prior to December 31, 2025, the redemption and cash settlement of the 2030 Senior Notes and 2036 Senior Notes did not occur until January 6, 2026 (See Note 22. Subsequent Events). As a result, the 2030 and 2036 Senior Notes were classified as current liabilities as of December 31, 2025.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities

We had a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,000.0 million with Bank of America N.A., HSBC Bank USA, N.A., JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., TD Bank, N.A., Goldman Sachs Bank USA, and the Northern Trust Company with a maturity date of April 5, 2028. On August 15, 2025, we entered into the Third Amended and Restated Credit Agreement (the "Amendment and Restatement") which amended and restated the Syndicated Revolving Credit Facility. The Amendment and Restatement increased our borrowing capacity to $1,250.0 million and extended the maturity date of the Syndicated Revolving Credit Facility to August 15, 2030. Interest on borrowings under the Amendment and Restatement is payable at an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon our public debt rating. A commitment fee on any unused commitment is payable periodically and may range from 8.0 to 17.5 basis points based upon our public debt rating. The Syndicated Revolving Credit Facility, as amended and restated by the Amendment and Restatement, also contains certain financial and other covenants that, among other things, impose certain restrictions on indebtedness, liens, dispositions, fundamental changes, and use of proceeds. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of at least 3.00 to 1.00, and we have a consolidated funded debt leverage ratio of no more than 3.75 to 1.00. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.00 (no more than once) and to 4.25 to 1.00 (no more than once) in connection with the closing of a permitted acquisition. The Syndicated Revolving Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). In connection with the Amendment and Restatement, we incurred additional debt issuance costs of $1.0 million, which will be amortized to "Interest expense, net" within the accompanying consolidated statements of operations over the remaining life of the Syndicated Revolving Credit Facility. As of December 31, 2025, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. As of December 31, 2025 and December 31, 2024, the available capacity under the Syndicated Revolving Credit Facility was $1,245.4 million and $995.4 million, respectively, which takes into account outstanding letters of credit of $4.6 million in both years.

On August 15, 2025, we also entered into a $750.0 million Term Credit Agreement (the "Term Loan Facility") with Bank of America N.A. The Term Loan Facility had a maturity date of August 15, 2028 and carried an interest rate of SOFR plus 100.0 to 162.5 basis points, depending upon our public debt rating. The Term Loan Facility also contained certain financial and other covenants that, among other things, imposed certain restrictions on indebtedness, liens, dispositions, fundamental changes, and use of proceeds. The financial covenants required that, we have a consolidated interest rate coverage ratio of at least 3.00 to 1.00, and a consolidated funded debt leverage ratio of no more than 3.75 to 1.00. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.00 (no more than once) and to 4.25 to 1.00 (no more than once) in connection with the closing of a permitted acquisition. In connection with the Term Loan Facility, we incurred additional debt issuance costs of $5.8 million, which will be amortized to "Interest expense, net" within the accompanying consolidated statements of operations over the remaining life of the Term Loan Facility. Pursuant to the terms of the Term Credit Agreement, the Term Loan Facility included a termination or reduction of commitments provision pursuant to which the lenders' commitments were subject to automatic termination upon the occurrence of the commitment termination date, which occurred on December 26, 2025 upon the termination of the acquisition agreement for the AccuLynx acquisition in accordance with its terms and, as a result, the commitment of each lender automatically terminated on such date, and the Term Loan Facility was terminated in full on December 26, 2025.

Debt Maturities

The following table reflects our debt maturities:

Years Ending	Amount
2026	$1,511.2
2027	8.3
2028	4.0
2029	600.0
2030	-
2031 and thereafter	2,650.0
Total	$4,773.5

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Stockholders’ Equity:

We have 2,000,000,000 shares of authorized common stock as of December 31, 2025 and 2024. The common shares have rights to any dividend declared by our Board of Directors, subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all eleven members of our Board of Directors. At December 31, 2025, 2024, and 2023, the adjusted closing price of our common stock was $223.69, $275.43, and $238.86 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of  December 31, 2025 and 2024.

On February 19, 2025,  April 30, 2025,  July 23, 2025, and October 22, 2025, our Board approved a cash dividend of $0.45 per share of common stock issued and outstanding to the holders of record as of  March 14, 2025,  June 13, 2025,  September 15, 2025, and December 15, 2025, respectively. Cash dividends of $251.1 million and $221.3 million were paid during the years ended  December 31, 2025 and 2024, respectively, and recorded as a reduction to retained earnings.

Share Repurchase Program

In November 2024, March 2025, May 2025, and August 2025, we entered into Accelerated Share Repurchase ("ASR") agreements (the "November 2024 ASR Agreement", "March 2025 ASR Agreement", "May 2025 ASR Agreement", and "August 2025 ASR Agreement", respectively) to repurchase shares of our common stock for an aggregate purchase price of $300.0 million, $200.0 million, $100.0 million, and $50.0 million with Citibank, N.A. for the November 2024 ASR Agreement and March 2025 ASR Agreement, Goldman Sachs & Co. LLC for the May 2025 ASR Agreement, and HSBC Bank USA, National Association for the August 2025 ASR Agreement. Each ASR agreement is accounted for as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. Upon the payment of the aggregate purchase prices on November 13, 2024, March 11, 2025, May 20, 2025, and August 13, 2025, we received initial deliveries of 885,663, 570,470, 270,399, and 163,462 shares of our common stock, respectively. Upon the final settlements of the November 2024 ASR Agreement, March 2025 ASR Agreement,  May 2025 ASR Agreement, and August 2025 ASR Agreement in January 2025, April 2025, June 2025, and September 2025, we received 189,909, 123,766, 52,614, and 26,179 additional shares, respectively, as determined based on the volume weighted average share prices of our common stock, less a discount, of $278.92, $288.09, $309.58, and $263.66 per share during the term of the November 2024 ASR Agreement, March 2025 ASR Agreement, May 2025 ASR Agreement, and August 2025 ASR Agreement, respectively. The forward stock purchase agreements are classified as equity instruments under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date. The aggregate purchase price was recorded as a reduction to stockholders' equity in our consolidated statements of changes in stockholders' equity for the year ended December 31, 2025. These repurchases for the year ended December 31, 2025 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

In addition to the ASR's, for the year ended December 31, 2025, we repurchased $273.9 million of our common stock, through open market repurchases. Through these open market repurchases, we received 1,203,086 shares at an average price of $227.70 recorded within treasury stock.

For the year ended December 31, 2025, we repurchased 2,599,886 shares of common stock as part of the Repurchase Program, inclusive of the ASRs and open market repurchases, at a weighted average price of $259.31 per share. We utilized cash received from operations to fund these repurchases. As of December 31, 2025, we had $967.5 million available to repurchase shares through our Repurchase Program.

Treasury Stock

As of December 31, 2025, our treasury stock consisted of 405,605,329 shares of common stock. During the years ended December 31, 2025, 2024, and 2023, we transferred 582,958, 1,100,152, and 1,457,514 shares of common stock, from the treasury shares at a weighted average price of $25.38, $23.40, and $19.50 per share, respectively.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

The following is a reconciliation of the numerators and denominators of our basic and diluted EPS computations for the years ended December 31:

	2025	2024	2023
	(In millions, except for share and per share data)
Numerator used in basic and diluted EPS:
Income from continuing operations	$908.3	$950.7	$768.4
Less: Net loss attributable to noncontrolling interests	—	0.7	0.2
Income (loss) from discontinued operations, net of tax	—	6.8	(154.0)
Net income attributable to Verisk	$908.3	$958.2	$614.6
Denominator:
Weighted average number of common shares used in basic EPS	139,667,160	142,154,655	146,623,989
Effect of dilutive shares:
Potential common shares issuable from stock options and stock-based awards	415,613	687,606	712,170
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	140,082,773	142,842,261	147,336,159

The potential shares of common stock that were excluded from diluted EPS were 78,458, 227,384, and 540,221 at December 31, 2025, 2024, and 2023, respectively, because the effect of including those potential shares was anti-dilutive.

Accumulated Other Comprehensive Losses

The following is a summary of accumulated other comprehensive income (losses) as of December 31:

	2025	2024
Foreign currency translation adjustment	$172.8	$90.1
Pension and postretirement adjustment, net of tax	(65.8)	(75.1)
Accumulated other comprehensive income	$107.0	$15.0

The before tax and after tax amounts of other comprehensive (loss) income for the years ended December 31, 2025, 2024, and 2023 are summarized below:

		Tax Benefit
	Before Tax	(Expense)	After Tax
December 31, 2025
Foreign currency translation adjustment attributable to Verisk	$82.7	$—	$82.7
Foreign currency translation adjustment attributable to noncontrolling interests	0.3	—	0.3
Foreign currency translation adjustment	83.0	—	83.0
Pension and postretirement adjustment before reclassifications	17.3	(4.3)	13.0
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (losses) (1)	(4.9)	1.2	(3.7)
Pension and postretirement adjustment	12.4	(3.1)	9.3
Total other comprehensive loss	$95.4	$(3.1)	$92.3
December 31, 2024
Foreign currency translation adjustment attributable to Verisk	$(40.6)	$—	$(40.6)
Foreign currency translation adjustment attributable to noncontrolling interests	0.9	—	0.9
Foreign currency translation adjustment	(39.7)	—	(39.7)
Pension and postretirement adjustment before reclassifications	0.4	0.1	0.5
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (losses) (1)	(4.1)	1.0	(3.1)
Pension and postretirement adjustment	(3.7)	1.1	(2.6)
Total other comprehensive income	$(43.4)	$1.1	$(42.3)
December 31, 2023
Foreign currency translation adjustment attributable to Verisk	$67.0	$—	$67.0
Foreign currency translation adjustment attributable to noncontrolling interests	0.6	—	0.6
Cumulative translation adjustment recognized upon deconsolidation of the Energy business	700.6	—	700.6
Foreign currency translation adjustment	768.2	—	768.2
Pension and postretirement adjustment before reclassifications	35.1	(8.9)	26.2
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (losses) (1)	(5.8)	1.4	(4.4)
Pension and postretirement adjustment	29.3	(7.5)	21.8
Total other comprehensive loss	$797.5	$(7.5)	$790.0

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

Under the KSOP, eligible employees may make pre-tax and after-tax cash contributions as a percentage of their compensation, subject to certain limitations under the applicable provisions of the Code. The maximum pre-tax contribution that can be made to the 401(k) account as determined under the provisions of Code Section 401(g) is $23.5 thousand for 2025, $23.0 thousand for 2024, and $22.5 thousand for 2023. Certain eligible participants (age 50 and older) may contribute an additional $7.5 thousand for 2025, 2024, and 2023. After-tax contributions are limited to 10.0% of a participant’s compensation. Effective January 1, 2019, we increased the matching contributions to 100.0% of the first 6.0% of the participant’s contribution. The 401(k) matching contributions under the KSOP for the years ended December 31, 2025, 2024, and 2023, were $33.3 million, $33.8 million, and $32.4 million, respectively, which, at our option, were funded in cash.

In 2005, we established the ISO Profit Sharing Plan (the “Profit Sharing Plan”), a defined contribution plan, to replace the qualified pension plan for all eligible employees hired on or after March 1, 2005. The Profit Sharing Plan is a component of the KSOP. Eligible employees participated in the Profit Sharing Plan if they completed 1,000 hours of service each plan year and were employed on December 31 of that year. We can make a discretionary contribution to the Profit Sharing Plan based on our annual performance. Participants vest once they have completed four years and 1,000 hours of service. For the years ended December 31, 2025, 2024, and 2023, there were no profit sharing contributions.

Equity Compensation Plans

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our Verisk Analytics Inc. 2021 Equity Incentive Plan ("2021 Incentive Plan"). Awards under our 2021 Incentive Plan may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of December 31, 2025, there were 12,185,347 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the years ended  December 31, 2025 and December 31, 2024 was $56.9 million and $124.8 million, respectively. We issued common stock under these plans from our treasury shares. We have granted equity awards to key employees and directors. The ultimate realization of the PSUs may range from 0% to 200% of the recipient’s target levels established on the grant date.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021 Incentive Plan as of December 31, 2025, 2024, and 2023 and changes during the years are presented below.

	Stock Option			Restricted Stock		PSU
					Weighted			Weighted
		Weighted			Average			Average
		Average	Aggregate		Grant Date			Grant Date
	Number	Exercise	Intrinsic	Number	Fair Value	Number		Fair Value
	of Options	Price	Value	of Shares	Per Share	of Shares		Per Share
			(in millions)
Outstanding at January 1, 2023	4,023,816	$132.90	$193.3	307,575	$182.07	199,494		$195.34
Granted	211,945	$185.29		194,236	$185.22	48,486		$212.86
Dividend reinvestment	—	$—		—	$—	1,142		N/A
Exercised or lapsed	(1,295,815)	$108.85	$118.1	(178,602)	$179.39	(45,997)		$192.93
Canceled, expired or forfeited	(227,436)	$187.56		(32,170)	$183.25	(21,889)		$207.27
Outstanding at December 31, 2023	2,712,510	$143.91	$257.6	291,039	$186.28	181,236		$199.62
Granted	203,884	$237.10		155,304	$237.93	47,838		$265.94
Dividend reinvestment	—	$—		—	$—	1,073		N/A
Exercised or lapsed	(976,351)	$127.80	$124.8	(120,287)	$188.06	(47,821)		$210.07
Canceled, expired or forfeited	(29,710)	$199.81		(18,515)	$207.81	(1,870)		$210.07
Outstanding at December 31, 2024	1,910,333	$161.16	$218.3	307,541	$210.62	180,456		$205.10
Granted	217,969	$273.52		159,200	$278.72	46,225		$309.25
Dividend reinvestment	—	$—		—	$—	999		N/A
Exercised or lapsed	(418,936)	$137.04	$64.2	(124,831)	$211.80	(84,592)		$167.90
Canceled, expired or forfeited	(33,026)	$231.98		(19,963)	$234.60	(7,172)		$258.08
Outstanding at December 31, 2025	1,676,340	$180.40	$72.6	321,947	$242.66	135,916		$262.39
Exercisable at December 31, 2025	1,178,052	$156.76	$78.8
Exercisable at December 31, 2024	1,345,181	$142.14	$179.3
Nonvested at December 31, 2025	498,288			321,947		135,916
Expected to vest at December 31, 2025	416,181			283,450		112,120	(1)

_______________

(1)	Includes estimated performance achievement

The fair value of our stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted-average assumptions noted in the following table during the years ended December 31:

	2025	2024	2023
Option pricing model	Black-Scholes	Black-Scholes	Black-Scholes
Weighted average grant price	$273.52	$237.10	$185.29
Expected volatility	22.00%	23.51%	27.28%
Risk-free interest rate	4.35%	3.89%	3.77%
Expected term in years	3.5	3.7	4.0
Dividend yield	0.62%	0.66%	0.66%
Weighted average grant date fair value per stock option	$59.19	$53.45	$48.14

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our nonvested options and changes are presented below:

	Number of Options	Weighted Average Grant-Date Fair Value Per Option
Nonvested balance at January 1, 2023	1,321,741	$34.65
Granted	211,945	$52.69
Vested	(540,993)	$33.08
Cancelled or expired	(227,436)	$38.03
Nonvested balance at December 31, 2023	765,257	$39.74
Granted	203,884	$53.75
Vested	(374,279)	$36.67
Cancelled or expired	(29,710)	$44.34
Nonvested balance at December 31, 2024	565,152	$46.59
Granted	217,969	$59.19
Vested	(251,807)	$60.07
Cancelled or expired	(33,026)	$52.30
Nonvested balance at December 31, 2025	498,288	$53.10

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of our common stock as of the reporting date. Excess tax benefits of $18.3 million, $27.3 million, and $20.6 million from exercised stock options were recorded as income tax benefit in our accompanying consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, respectively. Stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 was $54.2 million, $47.9 million, and $54.0 million, respectively. As of December 31, 2025, the weighted average remaining contractual terms were 5.4 and 4.3 years for outstanding and exercisable stock options, respectively. As of December 31, 2024, the weighted average remaining contractual terms were 5.5 years and 4.5 years for outstanding and exercisable stock options, respectively.

As of December 31, 2025, there was $84.3 million of total unrecognized compensation cost, exclusive of the impact of vesting upon retirement eligibility, related to nonvested share-based compensation arrangements granted under our 2021 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.34 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the years ended December 31, 2025, 2024, and 2023, we granted 3,640, 3,268, and 5,144 stock options under the U.K. Sharesave Plan at a discounted exercise price of $254.10, $257.05, and $227.65, respectively. As of December 31, 2025, there were 436,408 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

We also offer eligible employees the opportunity to participate in an ESPP. Under our ESPP, participating employees may authorize payroll deductions of up to 20.0% of their regular base salary and up to 50.0% of their short-term incentive compensation, both of which in total may not exceed $25.0 thousand in any calendar year, to purchase shares of our common stock at a 5.0% discount of its fair market value at the time of purchase. In accordance with ASC 718, our ESPP is noncompensatory as the purchase discount is 5.0% or less from the fair market value, substantially all employees that meet limited employment qualifications may participate, and it incorporates no option features. During the years ended December 31, 2025, 2024, and 2023, we issued 18,234, 16,964, and 18,636 shares of common stock at a weighted average discounted price of $255.63, $247.44, and $209.68, respectively. As of December 31, 2025, there were 1,142,061 shares of common stock reserved and available for future issuance under our ESPP.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Pension and Postretirement Benefits:

We have a frozen qualified defined benefit pension plan for certain of our employees through membership in the Pension Plan for Insurance Organizations (the “Pension Plan”), a multiple-employer trust. Prior to the freeze, we applied a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which was credited annually based on salary rates determined by years of service, as well as the interest earned on the previous year-end cash balance. We also have a non-qualified frozen supplemental cash balance plan (“SERP”) for certain employees. Our SERP is funded from our general assets. We contributed $0.8 million in 2025 and $0.7 million in 2024, and expect to contribute $0.9 million in 2026.

Our Pension Plan’s funding policy is to contribute annually at an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 and the maximum amount that can be deducted for federal income tax purposes. No minimum contribution requirement was and is expected for 2025 and 2024, respectively.

We also provide certain healthcare and life insurance benefits for both active and retired employees. The Postretirement Health and Life Insurance Plan (the “Postretirement Plan”), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage. We do not expect to contribute to our Postretirement Plan in 2026.

The following table sets forth the changes in the benefit obligations and the plan assets, the funded status of the Pension Plan, SERP, and Postretirement Plan, and the amounts recognized in our consolidated balance sheets at December 31:

	Pension Plan and SERP		Postretirement Plan
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at January 1	$298.0	$317.8	$3.0	$4.1
Interest cost	16.1	16.1	0.2	0.1
Actuarial loss (gain)	10.4	(7.8)	(0.1)	(0.4)
Plan participants’ contributions	—	—	2.1	1.4
Benefits paid	(27.8)	(28.1)	(2.5)	(2.2)
Benefit obligation at December 31	$296.7	$298.0	$2.7	$3.0
Accumulated benefit obligation at December 31	$296.7	$298.0
Change in plan assets:
Fair value of plan assets at January 1	$409.5	$425.9	$8.1	$8.1
Actuarial gain	43.4	11.0	0.5	—
Employer contributions, net	0.8	0.7	(1.5)	0.8
Plan participants’ contributions	—	—	2.1	1.4
Benefits paid	(27.8)	(28.1)	(2.5)	(2.2)
Fair value of plan assets at December 31	$425.9	$409.5	$6.7	$8.1
Funded status at December 31	$(129.2)	$(111.5)	$(4.0)	$(5.1)
Amounts recognized in the consolidated balance sheets consist of:
Pension assets, noncurrent (1)	$(137.7)	$(120.4)	$(4.0)	$(5.1)
Pension, SERP and postretirement benefits, current (2)	0.8	0.7	—	—
Pension, SERP and postretirement benefits, noncurrent (3)	7.7	8.2	—	—
Total Pension, SERP and Postretirement benefits	$(129.2)	$(111.5)	$(4.0)	$(5.1)

_______________

(1)  Included in "Other noncurrent assets" in our accompanying consolidated balance sheets

(2)  Included in "Accounts payable and accrued liabilities" in our accompanying consolidated balance sheets

(3)  Included in "Other noncurrent liabilities" in our accompanying consolidated balance sheets

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax components included within accumulated other comprehensive losses as of December 31 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	2025	2024	2025	2024
Prior service cost	$2.2	$2.3	$—	$—
Actuarial losses	111.0	122.6	2.4	3.1
Accumulated other comprehensive losses, pretax	$113.2	$124.9	$2.4	$3.1

The pre-tax components of net periodic benefit (credit) cost and the amounts recognized in other comprehensive income are summarized below for the years ended December 31:

	Pension Plan and SERP			Postretirement Plan
	2025	2024	2023	2025	2024	2023
Interest cost	$16.1	$16.1	$17.1	$0.2	$0.1	$0.2
Expected return on plan assets	(25.6)	(26.8)	(24.1)	(0.1)	(0.2)	(0.1)
Amortization of prior service cost reclassified from accumulated other comprehensive income	0.2	0.2	0.2	—	—	—
Amortization of net actuarial loss reclassified from accumulated other comprehensive income	4.4	3.6	5.2	0.3	0.3	0.4
Net periodic (credit) benefit cost	(4.9)	(6.9)	(1.6)	0.4	0.2	0.5
Less: Amortization of prior service cost reclassified from accumulated other comprehensive income	(0.2)	(0.1)	(0.2)	—	—	—
Less: Amortization of actuarial loss reclassified from accumulated other comprehensive losses	(0.1)	(0.1)	(0.1)	—	—	—
Less: Net loss recognized reclassified from accumulated other comprehensive losses	(4.1)	(3.5)	(5.1)	(0.4)	(0.3)	(0.4)
Actuarial loss (gain)	(7.3)	7.9	(24.3)	(0.3)	(0.2)	0.8
Total recognized in other comprehensive income	(11.7)	4.2	(29.7)	(0.7)	(0.5)	0.4
Total recognized in net periodic benefit credit and other comprehensive (income) loss	$(16.6)	$(2.7)	$(31.3)	$(0.3)	$(0.3)	$0.9

The weighted-average assumptions used to determine benefit obligations as of December 31, 2025 and 2024 and net periodic benefit (credit) cost for the years 2025, 2024 and 2023 are provided below:

	Pension Plan and SERP			Postretirement Plan
Weighted-average assumptions used to determine benefit obligations:	2025	2024		2025	2024
Discount rate	5.42%	5.64%		4.64%	5.17%
Expected return on plan assets	6.50%	6.50%		1.75%	1.75%
Cash balance interest credit rate	4.20%	5.42%		N/A

Weighted-average assumptions used to determine net periodic benefit (credit) cost:	2025	2024	2023	2025	2024	2023
Discount rate	5.64%	5.37%	5.48%	5.17%	4.75%	5.25%
Expected return on plan assets	6.50%	6.50%	6.25%	1.75%	1.75%	1.75%
Cash balance interest credit rate	4.20%	5.42%	4.43%	N/A

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future benefit payments for the respective plans. The future benefit payments for the Postretirement Plan are net of the federal Medicare subsidy.

	Pension Plan	Postretirement
	and SERP	Plan
	Gross	Gross	Medicare	Net
	Benefit	Benefit	Subsidy	Benefit
	Amount	Amount	Payments	Amount
2026	$27.9	$0.5	$(0.1)	$0.4
2027	$27.8	$0.4	$—	$0.4
2028	$27.4	$0.4	$—	$0.4
2029	$26.2	$0.3	$—	$0.3
2030	$25.5	$0.3	$—	$0.3
2030 and thereafter	$115.9	$0.9	$—	$0.9

The healthcare cost trend rate for 2025 was 8.75% gradually decreasing to 4.5% in 2043. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan.

The subsidy benefit from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced our accumulated postretirement benefit assets by approximately $0.8 million and $1.0 million as of December 31, 2025 and 2024, respectively. The subsidy cost increased the net periodic benefit cost by approximately $113.7 thousand, $132.9 thousand, and $118.1 thousand in fiscal 2025, 2024 and 2023, respectively.

The expected return on our Pension Plan assets as of December 31, 2025 and 2024 was 6.50%, which was determined by taking into consideration our analysis of our actual historical investment returns to a broader long-term forecast after adjusting for the target investment allocation and reflecting the current economic environment. During the first quarter of 2025 and as of December 31, 2024, the investment guidelines on our Pension Plan assets had targeted an investment allocation of 40% to equity securities and 60% to debt securities. Our Pension Plan assets consist primarily of investments in various fixed income and equity funds. Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers are prohibited from entering into any speculative hedging transactions. The investment objective is to achieve a maximum total return with strong emphasis on preservation of capital in real terms.

The asset allocation at December 31, 2025 and 2024, and target allocation by asset category are as follows:

	Target	Percentage of Plan Assets
Asset Category	Allocation	2025	2024
Equity securities	40.0%	35.9%	36.5%
Debt securities	60.0	58.8	57.5
Real Estate	—	4.9	4.9
Other	—	0.4	1.1
Total	100.0%	100.0%	100.0%

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

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also maintain a voluntary employees beneficiary association plan (the “VEBA Plan”) under Section 501(c)(9) of the Internal Revenue Code to fund the Postretirement Plan. The asset allocation for our VEBA Plan at December 31, 2025 and 2024 was 100% in debt securities.

There were no transfers among Levels 1, 2, or 3 for the years ended December 31, 2025 and 2024. Refer to Note 7. Fair Value Measurements for further discussion with respect to fair value hierarchy. The following table summarizes the fair value measurements by level of our Pension Plan and Postretirement Plan assets:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
		Identical Assets	Inputs
	Total	(Level 1)	(Level 2)
December 31, 2025
Equity
Managed equity accounts (1)	$117.5	$117.5	$—
Equity — pooled separate account (2)	35.7	—	35.7
Debt
Fixed income manager — separately managed account (5)	250.3	—	250.3
Fixed income manager — government securities (3)	6.6	6.6	—
Others
Cash — pooled separate account (2)	1.6	—	1.6
Global real estate account (4)	20.9	—	20.9
Total	$432.6	$124.1	$308.5
December 31, 2024
Equity
Managed equity accounts (1)	$117.0	$117.0	$—
Equity — pooled separate account (2)	32.4	—	32.4
Debt
Fixed income manager — separately managed account (5)	235.7	—	235.7
Fixed income manager — government securities (3)	8.1	8.1	—
Others
Cash — pooled separate account (2)	4.5	—	4.5
Global real estate account (4)	19.9	—	19.9
Total	$417.6	$125.1	$292.5

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

Based on our business strategy along with the verticals we currently service, we have determined that we have one operating segment and one reportable segment, Insurance. The CODM uses EBITDA and consolidated net income to set budgets, evaluate margins, review actual results and in deciding whether to reinvest profits into the business, pursue acquisitions, pay dividends and/or engage in other capital management transactions. Consolidated net income is the measure of segment profit most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance. The CODM does not regularly review or manage any significant expenses on a standalone basis, as such expenses are not separately identifiable or material at the segment level. For the year ended December 31, 2025, 2024 and 2023 results, please refer to the Consolidated Statements of Operations for information regarding revenues, expenses, and the measure of profit and loss, which is net income. The CODM regularly reviews the Consolidated Statement of Operations. See Note 6. Revenues for information on disaggregated revenues by type of service and by country.

Long-lived assets by country are provided below as of December 31:

	2025	2024
Long-lived assets:
U.S.	$2,278.4	$2,303.1
U.K.	659.8	589.4
Other countries	491.9	460.6
Total long-lived assets	$3,430.1	$3,353.1

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    Related Parties:

We consider our stockholders that own more than 5% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. We had no material transactions with related parties owning more than 5% of the entire class of stock for the years ended December 31, 2025 and 2024.

Jeffrey Dailey, one of our directors, is also a director of Liberty Mutual Insurance. Liberty Mutual Insurance is a customer of Verisk, and our revenue from Liberty Mutual Insurance was approximately 2% of our consolidated revenue for the years ended December 31, 2025 and 2024.

Therese M. Vaughan, one of our directors, was also a director of American International Group ("AIG") until January 31, 2024. AIG is a customer of Verisk, and our revenue from AIG was approximately 1% of our consolidated revenue for the year ended December 31, 2024.

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

Telematics Litigation

As of April 19, 2024, various Plaintiffs filed a total of twenty separate putative class action lawsuits, sixteen against General Motors LLC (“GM”), OnStar LLC (“OnStar”), LexisNexis Risk Solutions, Inc. (“LexisNexis”) and Verisk Analytics Inc. in the United States District Courts for the Northern District of Georgia, the Eastern District of Michigan, Central District of California, District of New Jersey, Southern District of New York, Northern District of Alabama, Northern District of Illinois and District of South Carolina, and four against Hyundai Motor America (“Hyundai”) and Verisk in the Central District of California and District of New Jersey, all of which have been dismissed to date. The Complaints generally allege that the auto manufacturer Defendants collected consumers’ driver behavior data through vehicle software, transmitted it to LexisNexis and Verisk, and that LexisNexis and Verisk shared the data with auto insurance companies, without the individuals’ knowledge or consent. Plaintiffs seek certification of both nationwide classes of individuals and subclasses of various state residents who had their vehicle’s driving data collected by Defendants and shared with a third party without their consent. The Plaintiffs also seek actual, statutory and punitive damages, injunctive relief, as well as reasonable attorney’s fees and other costs. On June 7, the Judicial Panel on Multidistrict Litigation transferred all GM-related lawsuits to the U.S. District Court for the Northern District of Georgia (In Re: Consumer Vehicle Driving Data Tracking Litigation, MDL Case No. 1:24-md-03115-TWT). All discovery proceedings have been stayed. The matters pending against Verisk in the MDL were voluntarily dismissed on December 13, 2024, and a new putative class action, Adam Dinitz, et al. v. Verisk Analytics, Inc. (“Dinitz”), was filed in the District of New Jersey federal court, Case No. 24-11157, to include those dismissed matters and additional named Plaintiffs. Dinitz was transferred to the Northern District of Georgia to be part of the consolidated MDL. A related amended Master Consolidated class action Complaint was also filed in the MDL on December 13, 2024. Defendants filed their motions to dismiss Plaintiffs' claims on April 14, 2025. On October 2, 2025, several Plaintiffs brought a lawsuit alleging similar claims against GM, OnStar, LexisNexis, and Verisk in the matter, McBride, et al v. General Motors, et al., in the U.S. District Court, Southern District of California, Case No. 3:25-cv-02619-AJB-MMP. On October 10, 2025, those Plaintiffs filed a Notice of Potential Tag Along, seeking a transfer of their lawsuit to the MDL proceeding. The transfer Order was finalized on October 28, 2025. At this time, it is not possible to reasonably estimate the liability related to these and other associated matters, as they are still in their early stages.

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

Commercial Litigation

We are a party to contractual disputes that involve alleged breaches of contract or disagreements regarding performance or interpretation. While we dispute the allegations in these matters and intend to defend our position vigorously, the ultimate outcome of such disputes is inherently uncertain. The resolution of one or more of these matters could, individually or in the aggregate, result in liabilities, damages, settlement costs, or other losses that may be material to our consolidated financial position.

On  February 12, 2024, Plaintiffs filed a lawsuit, DDS Striker Holdings LLC and Data Driven Holdings LLC against Verisk Analytics, Inc. and Insurance Service Office, in the Superior Court of Delaware, Case No. N24C-02-130 VLM CCLD. Plaintiffs allege claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, common law fraud, and civil conspiracy in connection with their inability to meet the post-closing earn-out targets negotiated as part of our acquisition of Data Driven Safety, LLC. Plaintiffs seek rescissory, out-of-pocket and punitive damages, as well as attorney’s fees, costs and other expenses. We filed a motion to dismiss Plaintiffs’ claims, which was fully briefed as of June 21, 2024, and was partially denied on August 29, 2024. The parties have settled in principle and are finalizing settlement paperwork.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data Privacy Litigation

On or about  February 8, 2023, Plaintiffs filed a lawsuit, Atlas Data Privacy Corp., et al. v. Verisk Analytics, Inc., et al., in the Superior Court of New Jersey, Middlesex County, Case No. MID-L-000903-24, alleging violations of Daniel’s Law. Atlas claims to be an “assignee” of claims of approximately 19,640 individuals who are “covered persons” under Daniel’s Law, allegedly enacted to provide judicial and law enforcement officers and their family members with the right to prevent disclosure of their personal information and to enforce those rights against uncooperative data brokers. It is alleged that Defendants have violated Daniel’s Law by failing to respond and comply with their written request to Defendants to cease publicly disclosing or re-disclosing their protected information. Plaintiffs seek actual damages in the amount of $1,000 per violation under the statute, punitive damages, injunctive relief ordering compliance with Daniel’s Law, permanent injunctive relief, including the appointment of a qualified independent expert to ensure compliance with Daniel’s Law, and reasonable attorney’s fees and costs. On June 21, 2024, the court issued a “lack of prosecution” warning to Atlas, advising that the case will be dismissed without prejudice if service is not effectuated by August 20, 2024. The case was dismissed without prejudice on August 26, 2024. On October 11, 2024, Plaintiffs served Verisk with the Summons and Complaint, indicating their intent to revise the lawsuit. We filed a motion to dismiss, and alternatively, a request to stay the case pending a ruling on constitutionality of Daniel's Law by the 3rd Circuit in a separate Atlas lawsuit. The New Jersey Attorney General’s Office moved to intervene and also sought a stay pending a constitutionality decision by the New Jersey Supreme Court in a separate matter. The court issued an Order staying all discovery until further ordered by the court. On November 4, 2025, Plaintiffs filed an application to classify and consolidate the pending 111 Daniel's Law cases into a Multi-County Litigation ("MCL"). On January 4, 2026, Verisk joined in opposition to the MCL application. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

Trade Secrets Litigation

On March 14, 2024, JP Morgan Chase Bank (“JPMC”) filed a lawsuit, JPMorgan Chase Bank, National Association v. Argus Information & Advisory Services Inc., Verisk Analytics, Inc. and Trans Union LLC, in the District of Delaware federal court, Case No. 1:24-cv-00348-SB, alleging that Defendants misappropriated JPMC’s trade secret data in violation of federal and state laws.  JPMC seeks lost profits, unjust enrichment, a reasonable royalty, exemplary damages, attorney fees and costs, as well as an injunction against Defendants to enjoin any further improper conduct allegedly stemming from Argus’ data use practices.  Following a partial denial of our motion to dismiss the initial complaint, JPMC amended its complaint on September 5, 2025 to add new allegations supporting state law-based trade secrets claims.  On October 17, 2025, we filed a motion to dismiss the amended complaint, which remains pending.  At this time, it is not possible to reasonably estimate the reasonably possible loss related to this matter, as the case is still in its early stages.

Mergers and Acquisitions Litigation

On July 29, 2025, Verisk Analytics, Inc. and ExactLogix, Inc. (d/b/a “AccuLynx”) signed an Agreement and Plan of Merger (the "Agreement") for a transaction pursuant to which Verisk would acquire AccuLynx.  On December 26, 2025, Verisk terminated the Agreement in accordance with its terms.  On that same day, AccuLynx sent a letter to Verisk alleging that the termination was legally ineffective and constituted a breach of the Agreement.  Thereafter, on January 3, 2026, AccuLynx sent a demand letter seeking Verisk’s compliance with the terms of the Agreement or payment in lieu thereof.  Verisk filed a declaratory judgment action on January 7, 2026, in the Delaware Court of Chancery asking the court to determine that Verisk’s termination of the Agreement is valid and effective in accordance with the terms of the Agreement.  On January 21, 2026, AccuLynx filed counterclaims against Verisk in the declaratory judgment action, asserting that Verisk has breached the parties' Agreement and that AccuLynx is entitled to specific performance of the Agreement and/or monetary damages. At this time, it is not possible to reasonably estimate the liability related to this matter, as the case is still in its early stages.

VERISK ANALYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.   Subsequent Events:

In  January 2026, we granted 282,414 nonqualified stock options, 169,187 shares of restricted stock, and 62,662 PSUs to key employees. The nonqualified stock options and restricted stock have a graded service vesting period of four years. The PSUs granted consisted of 39,097 TSR-based PSUs and 23,565 ROIC-based PSUs.

On  January 6, 2026, pursuant to the special mandatory redemption provision, we redeemed the $1,500.0 million aggregate principal amount of the 2030 Notes and 2036 Notes in full at the special mandatory redemption price, equal to 101% of the principal amount of such notes plus accrued and unpaid interest to the redemption date. Please see Note 15. Debt for additional information.

On  February 13, 2026, our Board of Directors approved a cash dividend of $0.50 per share of common stock issued and outstanding, payable on  March 31, 2026, to holders of record as of  March 13, 2026. Our Board of Directors also approved an increase to the share repurchase authorization to $2.5 billion in total, inclusive of the remaining authorization amount.

**************

Supplementary Financial Information (Unaudited)

Schedule II

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2025, 2024, and 2023

(In millions)

	Balance at	Charged to
	Beginning	Costs and	Deductions—	Balance at
Description	of Year	Expenses (1)	Write-offs (2)	End of Year
Allowance for doubtful accounts
Year ended December 31, 2025	$22.5	$17.6	$(6.9)	$33.2
Year ended December 31, 2024	15.1	13.3	(5.9)	22.5
Year ended December 31, 2023	$14.3	$8.7	$(7.9)	$15.1
Valuation allowance for income taxes
Year ended December 31, 2025	$4.2	$26.1	$(2.4)	$27.9
Year ended December 31, 2024	5.6	1.1	(2.5)	4.2
Year ended December 31, 2023	$45.3	$1.2	$(40.9)	$5.6

(1)	Primarily additional reserves for bad debts

(2)	Primarily accounts receivable balances written off, net of recoveries, the expiration of loss carryforwards, and businesses held for sale

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Verisk Analytics, Inc., effective as of May 20, 2025, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 27, 2025.

3.2	Amended and Restated Bylaws of Verisk Analytics, Inc., effective as of May 20, 2025, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 27, 2025.

4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 dated September 21, 2009.

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

4.10	Third Supplemental Indenture, dated March 7, 2023, between Verisk Analytics, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 7, 2023.

4.11	Fourth Supplemental Indenture, dated June 5, 2024, between Verisk Analytics, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 5, 2024.

4.12	Fifth Supplemental Indenture, dated March 11, 2025, between Verisk Analytics, Inc. and Computershare Trust Company, N.A., as a successor to Wells Fargo Bank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 11, 2025.

10.1	401(k) Savings Plan and Employee Stock Ownership Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 dated August 12, 2008.

10.2	Verisk Analytics, Inc. 2009 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 dated September 21, 2009.

10.3	Form of Letter Agreement, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 dated October 7, 2008.

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

10.20	Form of Confirmation - Fixed Dollar Accelerated Share Repurchase Transaction, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 7, 2023.

10.22	Third Amended and Restated Credit Agreement, dated as of August 15, 2025, among Verisk Analytics, Inc., the borrowing subsidiaries from time to time party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 21, 2025.

19.1	Insider Trading Policy dated February 17, 2021*, incorporated herein by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K dated February 26, 2025

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of the Chief Executive Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Verisk Analytics, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32.1

Certification of the Chief Executive Officer and Chief Financial Officer of Verisk Analytics, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Verisk Analytics, Inc. Financial Statement Compensation Recoupment Policy, as amended and restated as of December 16, 2024, incorporated herein by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K dated February 26, 2025.

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	Inline XBRL Taxonomy Definition Linkbase.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2026.

VERISK ANALYTICS, INC. (Registrant)

/S/ Lee M. Shavel
Lee M. Shavel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2026.

Signature	Capacity

/S/ LEE M. SHAVEL	Chief Executive Officer (principal executive officer and director)
Lee M. Shavel

/S/ ELIZABETH MANN	Chief Financial Officer
Elizabeth Mann	(principal financial officer)

/S/ DAVID J. GROVER	Controller and Chief Accounting Officer
David J. Grover	(principal accounting officer)

/S/ BRUCE HANSEN	Independent Chair
Bruce Hansen

/S/ JEFFREY DAILEY	Director
Jeffrey Dailey

/S/ GREGORY HENDRICK	Director
Gregory Hendrick

/S/ KATHLEEN A. HOGENSON	Director
Kathleen A. Hogenson

/S/ SAMUEL G. LISS	Director
Samuel G. Liss

/S/ CHRISTOPHER J. PERRY	Director
Christopher J. Perry

/S/ SABRA R. PURTILL	Director
Sabra R. Purtill

/S/ OLUMIDE SOROYE	Director
Olumide Soroye

/S/ KIMBERLY S. STEVENSON	Director
Kimberly S. Stevenson

/S/ THERESE M. VAUGHAN	Director
Therese M. Vaughan