Form 10-Q
period 2026-09-30
Verisk Analytics, Inc.
filed 2026-11-05
CIK 1442145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 128,286,417 shares outstanding of the registrant's Common Stock, par value $.001.

Verisk Analytics, Inc.

Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2026	December 31, 2025
	(in millions, except for share and per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$556.8	$2,178.2
Accounts receivable, net of allowance for doubtful accounts of $38.9 and $33.2, respectively	405.3	422.2
Prepaid expenses	97.2	86.4
Income taxes receivable	59.4	48.6
Other current assets	29.0	30.0
Total current assets	1,147.7	2,765.4
Noncurrent assets:
Fixed assets, net	616.2	582.8
Operating lease right-of-use assets, net	123.5	138.9
Intangible assets, net	308.3	346.6
Goodwill	1,879.0	1,878.2
Deferred income tax assets	36.2	36.6
Other noncurrent assets	430.7	447.0
Total assets	$4,541.6	$6,195.5
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$256.9	$319.1
Short-term debt and current portion of long-term debt	267.5	1,508.9
Deferred revenues	518.5	444.2
Operating lease liabilities	25.5	26.3
Income taxes payable	5.4	1.8
Total current liabilities	1,073.8	2,300.3
Noncurrent liabilities:
Long-term debt	4,227.8	3,228.3
Deferred income tax liabilities	208.5	193.4
Operating lease liabilities	112.0	136.9
Other noncurrent liabilities	33.0	26.8
Total liabilities	5,655.1	5,885.7
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity:
Common stock, $.001 par value; 2,000,000,000 shares authorized; 544,003,038 shares issued; 128,249,862 and 138,397,709 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	3,165.6	3,113.2
Treasury stock, at cost, 415,753,176 and 405,605,329 shares, respectively	(12,657.7)	(10,721.8)
Retained earnings	8,297.5	7,810.5
Accumulated other comprehensive income	81.0	107.0
Total Verisk stockholders' (deficit) equity	(1,113.5)	309.0
Noncontrolling interests	—	0.8
Total stockholders’ (deficit) equity	(1,113.5)	309.8
Total liabilities and stockholders’ (deficit) equity	$4,541.6	$6,195.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except for share and per share data)
Revenues	$809.0	$768.3	$2,397.9	$2,293.9
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	242.0	229.5	712.0	689.8
Selling, general and administrative	117.8	110.6	355.9	326.0
Depreciation and amortization of fixed assets	69.5	64.0	205.7	197.4
Amortization of intangible assets	14.4	18.3	43.1	50.4
Total operating expenses, net	443.7	422.4	1,316.7	1,263.6
Operating income	365.3	345.9	1,081.2	1,030.3
Other expense:
Investment (loss) gain	(17.5)	(1.6)	(25.5)	10.1
Interest expense, net	(53.0)	(42.2)	(149.0)	(114.0)
Total other expense, net	(70.5)	(43.8)	(174.5)	(103.9)
Income before income taxes	294.8	302.1	906.7	926.4
Provision for income taxes	(75.6)	(76.6)	(224.7)	(215.3)
Net income	$219.2	$225.5	$682.0	$711.1
Basic net income per share attributable to Verisk:	$1.70	$1.62	$5.18	$5.08
Diluted net income per share attributable to Verisk:	$1.70	$1.61	$5.18	$5.06
Weighted-average shares outstanding:
Basic	129,131,949	139,509,985	131,638,192	139,874,142
Diluted	129,226,568	139,941,935	131,766,559	140,407,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income	$219.2	$225.5	$682.0	$711.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1.7)	(14.9)	(28.3)	84.4
Pension and postretirement liability adjustment	0.6	1.0	2.4	2.8
Total other comprehensive (loss) income	(1.1)	(13.9)	(25.9)	87.2
Comprehensive income	218.1	211.6	656.1	798.3
Less: Comprehensive loss (income) attributable to noncontrolling interests	—	0.1	(0.1)	(0.3)
Comprehensive income attributable to Verisk	$218.1	$211.7	$656.0	$798.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

For The Three Months Ended September 30, 2026 and 2025

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Verisk Stockholders' (Deficit) Equity	Noncontrolling Interests	Total Stockholders’ (Deficit) Equity
	(in millions, except for share data)
Balance, July 1, 2026	544,003,038	$0.1	$2,887.8	$(12,301.7)	$8,142.7	$82.1	$(1,189.0)	$—	$(1,189.0)
Net income	—	—	—	—	219.2	—	219.2	—	219.2
Other comprehensive income	—	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Common stock dividend (1)	—	—	—	—	(64.4)	—	(64.4)	—	(64.4)
Treasury stock acquired (1,972,773 shares)	—	—	—	(100.1)	—	—	(100.1)	—	(100.1)
Treasury stock shares repurchased not yet settled	—	—	255.1	(255.1)	—	—	—	—	—
Net excise tax associated with share repurchases	—	—	—	(3.4)	—	—	(3.4)	—	(3.4)
Stock options exercised (69,571 shares transferred from treasury stock)	—	—	8.8	2.1	—	—	10.9	—	10.9
Performance share units ("PSUs") lapsed (3,467 shares transferred from treasury stock)	—	—	(0.1)	0.1	—	—	—	—	—
Restricted stock ("RSAs") lapsed (3,820 shares transferred from treasury stock)	—	—	(0.2)	0.2	—	—	—	—	—
Stock-based compensation expense	—	—	14.5	—	—	—	14.5	—	14.5
Net share settlement from RSAs (5,069 shares withheld for tax settlement)	—	—	(1.0)	—	—	—	(1.0)	—	(1.0)
Other stock issuances (9,561 shares transferred from treasury stock)	—	—	0.7	0.2	—	—	0.9	—	0.9
Balance, September 30, 2026	544,003,038	$0.1	$3,165.6	$(12,657.7)	$8,297.5	$81.0	$(1,113.5)	$—	$(1,113.5)

Balance, July 1, 2025	544,003,038	$0.1	$3,080.3	$(10,397.6)	$7,513.2	$115.7	$311.7	$0.9	$312.6
Net income	—	—	—	—	225.5	—	225.5	—	225.5
Other comprehensive loss	—	—	—	—	—	(13.8)	(13.8)	(0.1)	(13.9)
Common stock dividend (1)	—	—	—	—	(62.8)	—	(62.8)	—	(62.8)
Treasury stock acquired (370,103 shares)	—	—	—	(100.1)	—	—	(100.1)	—	(100.1)
Net excise tax associated with share repurchases	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Stock options exercised (31,049 shares transferred from treasury stock)	—	—	3.0	0.9	—	—	3.9	—	3.9
RSAs lapsed (2,559 shares transferred from treasury stock)	—	—	(0.1)	0.1	—	—	—	—	—
Stock-based compensation expense	—	—	12.1	—	—	—	12.1	—	12.1
Net share settlement from RSAs (1,671 shares withheld for tax settlement)	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)
Other stock issuances (6,063 shares transferred from treasury stock)	—	—	1.0	0.1	—	—	1.1	—	1.1
Balance, September 30, 2025	544,003,038	$0.1	$3,095.8	$(10,497.0)	$7,675.9	$101.9	$376.7	$0.8	$377.5

_______________

(1) Refer to Note 8. Stockholders' (Deficit) Equity for discussion related to quarterly cash dividends declared per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

For The Nine Months Ended September 30, 2026 and 2025

	Common Stock Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Verisk Stockholders' Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	(in millions, except for share data)
Balance, January 1, 2026	544,003,038	$0.1	$3,113.2	$(10,721.8)	$7,810.5	$107.0	$309.0	$0.8	$309.8
Net income	—	—	—	—	682.0	—	682.0	—	682.0
Other comprehensive (loss) income	—	—	—	—	—	(26.0)	(26.0)	0.1	(25.9)
Investment in noncontrolling interests	—	—	0.8	—	0.1	—	0.9	(0.9)	—
Common stock dividend (1)	—	—	—	—	(195.1)	—	(195.1)	—	(195.1)
Treasury stock acquired (10,491,307 shares)	—	—	—	(1,927.1)	—	—	(1,927.1)	—	(1,927.1)
Net excise tax associated with share repurchases	—	—	—	(18.6)	—	—	(18.6)	—	(18.6)
Stock options exercised (197,219 shares transferred from treasury stock)	—	—	20.8	5.8	—	—	26.6	—	26.6
PSUs lapsed (38,216 shares transferred from treasury stock)	—	—	(1.0)	1.0	—	—	—	—	—
RSAs lapsed (81,053 shares transferred from treasury stock)	—	—	(2.4)	2.4	—	—	—	—	—
Stock-based compensation expense	—	—	47.6	—	—	—	47.6	—	47.6
Net share settlement from RSAs and PSUs (72,830 shares withheld for tax settlement)	—	—	(15.9)	—	—	—	(15.9)	—	(15.9)
Other stock issuances (26,972 shares transferred from treasury stock)	—	—	2.5	0.6	—	—	3.1	—	3.1
Balance, September 30, 2026	544,003,038	$0.1	$3,165.6	$(12,657.7)	$8,297.5	$81.0	$(1,113.5)	$—	$(1,113.5)

Balance, January 1, 2025	544,003,038	$0.1	$2,994.0	$(10,062.4)	$7,153.4	$15.0	$100.1	$4.9	$105.0
Net income	—	—	—	—	711.1	—	711.1	—	711.1
Other comprehensive income	—	—	—	—	—	86.9	86.9	0.3	87.2
Investment in noncontrolling interests	—	—	(0.7)	—	—	—	(0.7)	(4.4)	(5.1)
Common stock dividend (1)	—	—	—	—	(188.6)	—	(188.6)	—	(188.6)
Treasury stock acquired (1,577,262 shares)	—	—	45.0	(445.2)	—	—	(400.2)	—	(400.2)
Net excise tax associated with share repurchases	—	—	—	(2.9)	—	—	(2.9)	—	(2.9)
Stock options exercised (380,952 shares transferred from treasury stock)	—	—	41.8	9.7	—	—	51.5	—	51.5
PSUs lapsed (63,469 shares transferred from treasury stock)	—	—	(1.6)	1.6	—	—	—	—	—
RSAs lapsed (71,202 shares transferred from treasury stock)	—	—	(1.8)	1.8	—	—	—	—	—
Stock-based compensation expense	—	—	41.8	—	—	—	41.8	—	41.8
Net share settlement from RSAs and PSUs (91,272 shares withheld for tax settlement)	—	—	(26.0)	—	—	—	(26.0)	—	(26.0)
Other stock issuances (17,404 shares transferred from treasury stock)	—	—	3.3	0.4	—	—	3.7	—	3.7
Balance, September 30, 2025	544,003,038	$0.1	$3,095.8	$(10,497.0)	$7,675.9	$101.9	$376.7	$0.8	$377.5

_______________

(1) Refer to Note 8. Stockholders' (Deficit) Equity for discussion related to quarterly cash dividends declared per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERISK ANALYTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$219.2	$225.5	$682.0	$711.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	69.5	64.0	205.7	197.4
Amortization of intangible assets	14.4	18.3	43.1	50.4
Amortization of debt issuance costs and original issue discount, net of original issue premium	1.1	0.9	3.0	2.3
Provision for credit losses	7.2	2.5	15.2	13.9
Stock-based compensation expense	14.5	12.1	47.6	41.8
Loss on cost-based investments	16.7	—	16.7	—
Loss on equity-method investments, net	0.2	—	6.7	—
Deferred income taxes	3.4	29.9	13.1	10.6
Acquisition-related liability adjustment	—	—	0.8	(1.6)
Other operating	(0.2)	2.9	(0.1)	(8.3)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12.4)	173.1	0.4	(6.6)
Prepaid expenses and other assets	(3.7)	(8.4)	(15.4)	(5.3)
Operating lease right-of-use assets, net	5.9	6.6	13.5	18.0
Income taxes	(2.9)	(5.0)	(7.0)	55.5
Accounts payable and accrued liabilities	(1.5)	54.5	(59.0)	(14.6)
Deferred revenues	(57.5)	(165.3)	73.2	52.8
Operating lease liabilities	(6.6)	(8.3)	(21.6)	(20.4)
Other liabilities	(0.1)	0.2	5.7	(4.3)
Net cash provided by operating activities	267.2	403.5	1,023.6	1,092.7
Cash flows from investing activities:
Acquisitions and purchase of additional controlling interest, net of cash acquired of $3.0, $4.6, $3.0, and $4.9, respectively	(25.6)	(160.4)	(25.6)	(184.8)
Proceeds (investments) in non-public companies, net	0.6	(4.0)	(0.3)	(8.5)
Capital expenditures	(67.2)	(67.4)	(199.3)	(176.9)
Escrow (funding) release associated with acquisitions	—	(2.7)	0.5	(2.7)
Net cash used in investing activities	(92.2)	(234.5)	(224.7)	(372.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original discount	—	—	999.0	698.3
Proceeds from issuance of short-term debt	—	1,497.9	—	1,497.9
Proceeds from Syndicated Revolving Credit Facility	—	—	750.0	—
Repayment of Syndicated Revolving Credit Facility	—	—	(750.0)	—
Proceeds from Term Loan Facility	—	—	500.0	—
Repayment of Term Loan Facility	—	—	(250.0)	—
Repayment of short-term debt, inclusive of special mandatory redemption fee	—	—	(1,515.0)	(500.0)
Payment of debt issuance costs	—	(19.2)	(9.2)	(25.4)
Repurchases of common stock	(100.1)	(100.1)	(1,927.1)	(400.2)
Payment of excise tax	—	—	(5.0)	(7.6)
Proceeds from stock options exercised	10.9	3.7	27.1	51.3
Net share settlement of taxes from RSAs and PSUs	(1.0)	(0.5)	(15.9)	(26.0)
Dividends paid	(64.1)	(62.6)	(195.0)	(188.6)
Other financing activities, net	(14.9)	(13.9)	(25.0)	(20.1)
Net cash (used in) provided by financing activities	(169.2)	1,305.3	(2,416.1)	1,079.6
Effect of exchange rate changes	(0.4)	4.9	(4.2)	17.3
Net increase (decrease) in cash and cash equivalents	5.4	1,479.2	(1,621.4)	1,816.7
Cash and cash equivalents, beginning of period	551.4	628.7	2,178.2	291.2
Cash and cash equivalents, end of period	$556.8	$2,107.9	$556.8	$2,107.9
Supplemental disclosures:
Income taxes paid	$70.9	$51.7	$214.5	$149.0
Interest paid	$75.2	$24.9	$187.4	$84.8
Noncash investing and financing activities:
Finance lease additions	$35.6	$2.2	$40.3	$4.0
Operating lease additions (terminations), net	$1.0	$2.2	$(1.9)	$3.8
Deferred tax liability established on date of acquisition	$2.4	$—	$2.4	$2.5
Fixed assets included in accounts payable and accrued liabilities	$—	$0.1	$—	$0.2

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

As of June 30, 2026, we performed a quantitative impairment test for each of our reporting units as part of our periodic impairment assessment. Based on the results of the quantitative impairment tests, the fair values of all reporting units exceeded their respective carrying amounts. Accordingly, we did not recognize any impairment charges related to goodwill or indefinite-lived intangible assets. During the three months ended September 30, 2026, we continued to monitor these reporting units for events that would trigger an interim impairment test; we did not identify such events.

Our condensed consolidated financial statements as of  September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations, and cash flows. Our operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. Our condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2026 have been prepared on the same basis as and should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. We believe the disclosures made are adequate to keep the information presented from being misleading.

Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on Consolidated Financial Statements or Other Significant Matters
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Disaggregation of Income Statement Expenses ("ASU No. 2024-03").	The amendments in ASU No. 2024-03 require additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement.	The ASU is effective for our Company’s Annual Report on Form 10-K for the year ended December 31, 2027, with early adoption permitted. Prospective application is required and retrospective application is permitted.	We are currently evaluating the impact that the adoption of this standard will have on our disclosures.
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software ("ASU No. 2025-06").	The amendments in ASU No. 2025-06 make targeted improvements to Subtopic 350-40 to increase the operability of the recognition guidance considering different methods of software development.	The ASU's amendments are effective for interim and annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Prospective, modified, or retrospective application is permitted.	The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
Codification Improvements: In December 2025, the FASB issued Accounting Standards Update No. 2025-12, Codification Improvements ("ASU No. 2025-12").	The amendments in ASU No. 2025-12 provide updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements.	The ASU's amendments are effective for interim and annual reporting periods beginning after December 15, 2026. Early adoption is permitted. Prospective and retrospective application are permitted.	The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

3. Revenues:

Disaggregated revenues by type of service and by country are provided below for the three and nine months ended September 30, 2026 and 2025. No individual customer or country outside of the U.S. accounted for 10.0% or more of our consolidated revenues for the three and nine months ended September 30, 2026 or 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Insurance:
Underwriting	$568.0	$542.1	$1,689.2	$1,623.7
Claims	241.0	226.2	708.7	670.2
Total revenues	$809.0	$768.3	$2,397.9	$2,293.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
United States	$658.3	$631.9	$1,948.0	$1,880.9
United Kingdom	71.6	63.7	203.3	186.8
Other countries	79.1	72.7	246.6	226.2
Total revenues	$809.0	$768.3	$2,397.9	$2,293.9

Contract assets are defined as an entity's right to consideration in exchange for goods or services that the entity has transferred to a customer when that right is conditioned on something other than the passage of time. As of September 30, 2026 and December 31, 2025, we had no contract assets.

Contract liabilities are defined as an entity's obligation to transfer goods or services to a customer for which the entity has received consideration (or an amount of consideration is due) from the customer. As of September 30, 2026 and December 31, 2025, we had contract liabilities that primarily related to unsatisfied performance obligations to provide customers with the right to use and update the online content over the remaining contract term of $526.3 million and $446.2 million, respectively. Contract liabilities, which are current and noncurrent, are included in "Deferred revenues" and "Other noncurrent liabilities" in our condensed consolidated balance sheets, respectively, as of September 30, 2026 and December 31, 2025.

The following is a summary of the change in contract liabilities from December 31, 2025 through September 30, 2026:

Contract liabilities at December 31, 2025	$446.2
Additions to contract liabilities	2,478.8
Total revenues	(2,397.9)
Foreign currency translation adjustment	(0.8)
Contract liabilities at September 30, 2026	$526.3

Our most significant remaining performance obligations relate to providing customers with the right to use and update the online content over the remaining contract term. Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations. These performance obligations, which are expected to be satisfied within one year, comprised approximately 99% of the balance as of  September 30, 2026 and December 31, 2025.

We recognize an asset for incremental costs of obtaining a contract with a customer if we expect the benefits of those costs to be longer than one year. As of September 30, 2026 and December 31, 2025, we had deferred commissions of $80.2 million and $77.5 million, respectively, which have been included in "Prepaid expenses" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets.

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and short-term debt approximate their carrying amounts, because of the short-term nature of these instruments and are classified as Level 1. Our investments in registered investment companies, which are Level 1 assets measured at fair value on a recurring basis, were $0.8 million and $0.7 million, as of September 30, 2026 and December 31, 2025, respectively. Our investments in registered investment companies are valued using quoted prices in active markets multiplied by the number of shares owned and were included in "Other current assets" in our accompanying condensed consolidated balance sheets.

We elected not to carry our long-term debt at fair value. The carrying value of the long-term debt represents amortized cost, inclusive of unamortized premium, and net of unamortized discount and debt issuance costs. We assess the fair value of these financial instruments based on an estimate of interest rates available to us for financial instruments with similar features, our current credit rating, and spreads applicable to us. The following table summarizes the carrying value and estimated fair value of these financial instruments as of September 30, 2026 and December 31, 2025, respectively:

		September 30, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Value	Fair Value	Value	Fair Value
Financial instruments not carried at fair value:
Senior notes (Note 7)	Level 2	$4,208.5	$3,848.0	$4,715.4	$4,670.6

As of September 30, 2026 and December 31, 2025, we had securities without readily determinable market values of $164.2 million and $198.9 million, respectively, which were accounted for at cost. We do not have the ability to exercise significant influence over the investees’ operating and financial policies and do not hold investments in common stock or in-substance common stock in such entities. As of September 30, 2026 and December 31, 2025, we also had investments in private companies of $23.4 million and $29.8 million, respectively, accounted for in accordance with ASC 323-10-25, The Equity Method of Accounting for Investments in Common Stock ("ASC 323-10-25"), as equity method investments. All such investments were included in "Other noncurrent assets" in our accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2026, there was no provision for credit losses related to these investments.

5. Acquisitions:

2026 Acquisition

On July 29, 2026, we completed the acquisition of 100% of the outstanding equity interests of McKenzie Intelligence Services ("MIS"), a geospatial intelligence and event response company specializing in global real-time catastrophe and conflict event analysis, for $25.6 million, net of cash acquired. We acquired MIS to expand our Catastrophe and Risk Solutions offerings by integrating its real-time geospatial intelligence with our catastrophe risk modeling, global loss indexes, advanced analytics and risk data. Acquisition-related costs were not material and were expensed as incurred. The results of MIS since the acquisition date and pro forma results of operations were not material to our condensed consolidated financial statements and are, therefore, not presented.

Acquisition Escrows and Related Liabilities

Pursuant to the related acquisition agreements, we have funded various escrow accounts to satisfy pre-acquisition indemnity and tax claims arising subsequent to the acquisition dates, as well as a portion of the contingent payment. At September 30, 2026 and December 31, 2025, the current portion of the escrows amounted to $3.0 million and $0.0 million, respectively. At September 30, 2026 and December 31, 2025, the noncurrent portion of the escrows amounted to $0.5 million and $2.7 million, respectively. The current and noncurrent portions of the escrows have been included in "Other current assets" and "Other noncurrent assets" in our accompanying condensed consolidated balance sheets, respectively.

As of September 30, 2026, there are no acquisition-related contingent payments for which the sellers of these acquisitions could receive additional payments by achieving the specific predetermined revenue and EBITDA margin earn-out targets for exceptional performance. We believe that the liabilities recorded as of  September 30, 2026 and  December 31, 2025 reflect the best estimate of acquisition-related contingent payments. The current liability for acquisition-related contingent payments was $0.0 million and $9.6 million as of  September 30, 2026 and  December 31, 2025, respectively. There was no associated noncurrent portion of the contingent payments as of  September 30, 2026 and  December 31, 2025.

6. Income Taxes:

Our effective tax rates for the three and nine months ended September 30, 2026 were 25.7% and 24.8%, respectively, compared to the effective tax rates for the three and nine months ended September 30, 2025 of 25.3% and 23.2%, respectively. The increase in the effective tax rate for the three months ended September 30, 2026, was primarily due to losses on adjustments to cost-based investments for which limited tax benefit was recognized in the current period. The increase in the effective tax rate for the nine months ended September 30, 2026, was primarily due to lower tax benefits from equity compensation in the current period versus the prior period as well as losses on adjustments to cost-based investments for which limited tax benefit was recognized in the current period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

7. Debt:

The following table presents short-term and long-term debt by issuance:

	Issuance Date	Maturity Date	September 30, 2026	December 31, 2025
Short-term debt and current portion of long-term debt:
Term loan facility, net of debt issuance costs of $0.5	2/18/2026	2/19/2027	$249.5	$—
Senior notes:
4.500% senior notes, less unamortized discount and debt issuance costs of $0.0	8/21/2025	8/15/2030	—	750.0
5.125% senior notes, less unamortized discount and debt issuance costs of $0.0	8/21/2025	2/15/2036	—	750.0
Finance lease liabilities	Various	Various	18.0	8.9
Short-term debt and current portion of long-term debt:			267.5	1,508.9
Long-term debt:
Senior notes:
4.125% senior notes, inclusive of unamortized premium, and net of debt issuance costs of $3.7 and $4.8, respectively	3/6/2019	3/15/2029	603.7	604.8
4.450% senior notes, less unamortized discount and debt issuance costs of $(3.8) and $0.0, respectively	2/26/2026	3/15/2031	496.2	—
5.750% senior notes, less unamortized discount and debt issuance costs of $(6.2) and $(7.0), respectively	3/3/2023	4/1/2033	493.8	493.0
5.250% senior notes, less unamortized discount and debt issuance costs of $(11.6) and $(12.7), respectively	6/5/2024	6/5/2034	588.4	587.3
5.250% senior notes, less unamortized discount and debt issuance costs of $(6.7) and $(7.3), respectively	3/11/2025	3/15/2035	693.3	692.7
5.125% senior notes, less unamortized discount and debt issuance costs of $(4.9) and $0.0, respectively	2/26/2026	3/15/2036	495.1	—
5.500% senior notes, less unamortized discount and debt issuance costs of $(3.4) and $(3.5), respectively	5/15/2015	6/15/2045	346.6	346.5
3.625% senior notes, less unamortized discount and debt issuance costs of $(8.6) and $(8.9), respectively	5/13/2020	5/15/2050	491.4	491.1
Finance lease liabilities	Various	Various	20.8	14.7
Syndicated revolving credit facility debt issuance costs	Various	Various	(1.5)	(1.8)
Long-term debt			4,227.8	3,228.3
Total debt			$4,495.3	$4,737.2

Senior Notes

As of September 30, 2026 and December 31, 2025, we had senior notes with an aggregate principal amount of $4,250.0 million and $4,750.0 million outstanding, respectively, and were in compliance with our financial and other covenants.

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

Credit Facility

We have a Syndicated Revolving Credit Facility with a borrowing capacity of $1,250.0 million with Bank of America N.A., HSBC Bank USA, N.A., The Toronto-Dominion Bank, N.A., Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., and The Northern Trust Company. The Syndicated Revolving Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of September 30, 2026, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. During the first quarter, we drew $750.0 million under our Syndicated Revolving Credit Facility for share repurchases under the accelerated share repurchase agreements, general corporate purposes, and the payment of related fees and expenses. We subsequently repaid the full amount prior to the end of the first quarter. As of September 30, 2026 and December 31, 2025, the available capacity under the Syndicated Revolving Credit Facility was $1,245.1 million and $1,245.4 million, which takes into account outstanding letters of credit of $4.9 million and $4.6 million, respectively.

Term Loan Facility

On February 18, 2026, we entered into a term loan credit agreement with Wells Fargo Bank, National Association. The Term Loan Facility provides for a 364-day senior unsecured delayed draw term loan facility in an aggregate committed principal amount of $500.0 million and carries an interest rate of SOFR plus 95 basis points or a base rate. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of not less than 3.00 to 1.00, and a maximum consolidated funded debt leverage ratio of not greater than 3.75 to 1.00. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.00 (no more than once) and to 4.25 to 1.00 (no more than once) in connection with the closing of a permitted acquisition. The proceeds of the Term Loan Facility were used to finance, together with $750.0 million under the Company’s existing Syndicated Revolving Credit Facility, share repurchases under the accelerated share repurchase agreements, for general corporate purposes and to pay related fees and expenses. As of September 30, 2026, we had $250.0 million outstanding under the Term Loan Facility.

8. Stockholders’ (Deficit) Equity:

We have 2,000,000,000 shares of authorized common stock as of  September 30, 2026 and December 31, 2025. Our common shares have rights to any dividend declared by our Board of Directors ("Board"), subject to any preferential or other rights of any outstanding preferred stock, and voting rights to elect all current members of the Board. At September 30, 2026 and December 31, 2025, the adjusted closing price of our common stock was $167.85 and $223.69 per share, respectively.

We have 80,000,000 shares of authorized preferred stock, par value $0.001 per share. The preferred shares have preferential rights over the common shares with respect to dividends and net distribution upon liquidation. We did not issue any preferred shares as of September 30, 2026 and December 31, 2025.

On February 13, 2026, April 27, 2026, and July 27, 2026, our Board approved a cash dividend of $0.50 per share of common stock issued and outstanding to the holders of record as of March 13, 2026, June 15, 2026, and September 15, 2026, respectively. Cash dividends of $195.0 million and $188.6 million were paid during the nine months ended September 30, 2026 and 2025, respectively, and recorded as a reduction to retained earnings.

Share Repurchase Program

In February 2026 and June 2026, we entered into accelerated share repurchase ("ASR") agreements (the "February ASR Agreements" and "June ASR Agreements", respectively) to repurchase shares of our common stock for an aggregate purchase price of $1.5 billion and $200.0 million, respectively, with each of HSBC Bank USA, National Association and Wells Fargo Bank, National Association. Upon the payment of the aggregate purchase prices on February 23, 2026 and June 3, 2026, we received initial deliveries of 6,986,302 and 949,190 shares of our common stock at initial prices of $182.50 and $179.10 per share, respectively, representing approximately 85 percent of the aggregate purchase prices in each case. Upon the final settlements of the February ASR Agreements and June ASR Agreements, in each case, in July 2026, we received 1,271,417 and 119,081 additional shares, respectively, as determined based on the volume-weighted average share price of our common stock, less a discount, of $181.65 and $187.22 per share during the terms of the February ASR Agreements and June ASR Agreements, respectively. We utilized cash received from operations and proceeds from our Syndicated Revolving Credit Facility and Term Loan Facility for these repurchases. The aggregate purchase price was recorded as a reduction to stockholders' deficit in our accompanying condensed consolidated statement of changes in stockholders' deficit for the nine months ended September 30, 2026.

In September 2026, we entered into an additional ASR agreement (the "September ASR Agreement") to repurchase shares of our common stock for an aggregate purchase price of $100.0 million with Royal Bank of Canada. Upon the payment of the aggregate purchase price on September 14, 2026, we received an initial delivery of 454,030 shares of our common stock at an initial price of $176.20 per share. Upon the final settlement of the September ASR Agreement on September 29, 2026, we received 128,245 additional shares, as determined based on the volume-weighted average share price of our common stock, less a discount, of $171.74 per share during the term of the September ASR Agreement.

All ASR agreements are accounted for as a treasury stock transaction and forward stock purchase agreement indexed to our common stock. The forward stock purchase agreements are classified as equity instruments under ASC 815-40, Contracts in Entity's Own Equity ("ASC 815-40") and deemed to have a fair value of zero at the respective effective date.

In addition to the February ASR Agreements, June ASR Agreements, and September ASR Agreement, during the nine months ended September 30, 2026 , we repurchased $126.1 million of our common stock through open-market repurchases. Through these open-market repurchases, we received 583,042 shares at an average price of $216.24 recorded within treasury stock. We utilized cash from operations for these repurchases.

On February 13, 2026, our Board approved an increase to the share repurchase program authorization to $2.5 billion, inclusive of the then-remaining authorization. As of September 30, 2026, we had $700.0 million remaining under our share repurchase program. These repurchases for the nine months ended September 30, 2026 resulted in a reduction of outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share ("EPS").

During the nine months ended September 30, 2026 and 2025, we recorded total excise tax of $18.6 million and $2.9 million, respectively, which has been included within treasury stock, as part of the cost basis of the stock repurchased, and "Accounts payable and accrued liabilities" in our accompanying condensed consolidated balance sheets as of  September 30, 2026 and December 31, 2025.

Treasury Stock

As of September 30, 2026, our treasury stock consisted of 415,753,176 shares of common stock, carried at cost. During the nine months ended September 30, 2026, we transferred 343,460 shares of common stock from the treasury shares at a weighted average treasury stock price of $28.54 per share.

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

The following is a presentation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator used in basic and diluted EPS:
Net income	$219.2	$225.5	$682.0	$711.1
Denominator:
Weighted average number of common shares used in basic EPS	129,131,949	139,509,985	131,638,192	139,874,142
Effect of dilutive shares:
Potential common shares issuable from stock options and stock-based awards	94,619	431,950	128,367	532,868
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	129,226,568	139,941,935	131,766,559	140,407,010

The potential shares of common stock that were excluded from diluted EPS were 1,503,680 and 21,748 for the three months ended September 30, 2026 and 2025, respectively, and 1,900,061 and 24,018 for the nine months ended September 30, 2026 and 2025, because the effect of including those potential shares was anti-dilutive.

Accumulated Other Comprehensive Income

The following is a summary of accumulated other comprehensive income as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Foreign currency translation adjustment, net of tax	$144.4	$172.8
Pension and postretirement adjustment, net of tax	(63.4)	(65.8)
Accumulated other comprehensive income	$81.0	$107.0

The before-tax and after-tax amounts of other comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025 are summarized below:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended September 30, 2026
Foreign currency translation adjustment attributable to Verisk	$(1.7)	$—	$(1.7)
Foreign currency translation adjustment attributable to noncontrolling interests	—	—	—
Foreign currency translation adjustment	(1.7)	—	(1.7)
Pension and postretirement adjustment before reclassifications	1.8	(0.4)	1.4
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(1.0)	0.2	(0.8)
Pension and postretirement adjustment	0.8	(0.2)	0.6
Total other comprehensive loss	$(0.9)	$(0.2)	$(1.1)
For the Three Months Ended September 30, 2025
Foreign currency translation adjustment attributable to Verisk	$(14.8)	$—	$(14.8)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.1)	—	(0.1)
Foreign currency translation adjustment	(14.9)	—	(14.9)
Pension and postretirement adjustment before reclassifications	2.4	(0.5)	1.9
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(1.2)	0.3	(0.9)
Pension and postretirement adjustment	1.2	(0.2)	1.0
Total other comprehensive loss	$(13.7)	$(0.2)	$(13.9)

	Before Tax	Tax (Expense) Benefit	After Tax
For the Nine Months Ended September 30, 2026
Foreign currency translation adjustment attributable to Verisk	$(28.4)	$—	$(28.4)
Foreign currency translation adjustment attributable to noncontrolling interests	0.1	—	0.1
Foreign currency translation adjustment	(28.3)	—	(28.3)
Pension and postretirement adjustment before reclassifications	6.5	(1.6)	4.9
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(3.3)	0.8	(2.5)
Pension and postretirement adjustment	3.2	(0.8)	2.4
Total other comprehensive loss	$(25.1)	$(0.8)	$(25.9)
For the Nine Months Ended September 30, 2025
Foreign currency translation adjustment attributable to Verisk	$84.1	$—	$84.1
Foreign currency translation adjustment attributable to noncontrolling interests	0.3	—	0.3
Foreign currency translation adjustment	84.4	—	84.4
Pension and postretirement adjustment before reclassifications	6.9	(1.6)	5.3
Amortization of net actuarial loss and prior service benefit reclassified from accumulated other comprehensive income (1)	(3.4)	0.9	(2.5)
Pension and postretirement adjustment	3.5	(0.7)	2.8
Total other comprehensive income	$87.9	$(0.7)	$87.2

(1)

These accumulated other comprehensive loss components, before tax, are included under "Cost of revenues" and "Selling, general and administrative" in our accompanying condensed consolidated statements of operations. These components are also included in the computation of net periodic (benefit) cost (see Note 10. Pension and Postretirement Benefits for additional details).

9. Equity Compensation Plans:

All of our outstanding stock options, restricted stock awards, deferred stock units, and PSUs are covered under our Verisk Analytics Inc. Equity Incentive Plan ("2021 Incentive Plan"). Awards under our 2021 Incentive Plan  may include one or more of the following types: (i) stock options (both nonqualified and incentive stock options), (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, (vi) other share-based awards, and (vii) cash. Employees, non-employee directors, and consultants are eligible for awards under our 2021 Incentive Plan. We transferred common stock under these plans from our treasury shares. As of September 30, 2026, there were 11,284,325 shares of common stock reserved and available for future issuance under our 2021 Incentive Plan. Cash received from stock option exercises for the nine months ended  September 30, 2026 and 2025 was $27.1 million and $51.3 million, respectively.

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

A summary of the status of the stock options, restricted stock, and PSUs awarded under our 2021 Incentive Plan as of September 30, 2026 and  December 31, 2025 and changes during the interim period are presented below:

	Stock Option			Restricted Stock		PSU
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2025	1,676,340	$180.40	$72.6	321,947	$242.66	135,916		$262.39
Granted	299,367	$219.84		197,684	$218.96	103,399		$224.02
Dividend reinvestment	—			—		1,411		N/A
Exercised or lapsed	(197,219)	$134.70	$11.9	(132,515)	$228.22	(51,718)		$211.19
Canceled, expired or forfeited	(68,299)	$227.49		(24,224)	$237.49	(7,687)		$272.46
Outstanding at September 30, 2026	1,710,189	$190.69	$19.8	362,892	$233.52	181,321		$268.53
Exercisable at September 30, 2026	1,163,169	$170.92	$19.8
Exercisable at December 31, 2025	1,178,052	$156.76	$78.8
Nonvested at September 30, 2026	547,020			362,892		181,321
Expected to vest at September 30, 2026	471,905			321,899		77,203	(1)

(1)	Includes estimated performance achievement

The fair value of the stock options granted was estimated using a Black-Scholes valuation model that uses the weighted average assumptions noted in the following table for the nine months ended September 30:

	2026	2025
Option pricing model	Black-Scholes	Black-Scholes
Weighted average grant price	$219.84	$273.60
Expected volatility	23.00%	21.99%
Risk-free interest rate	3.70%	4.35%
Expected term in years	3.7	3.5
Dividend yield	0.66%	0.62%
Weighted average grant date fair value per stock option	$47.89	$59.21

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

Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the adjusted closing price of our common stock as of the reporting date. Excess tax benefits from stock-based compensation were recorded as income tax benefit in our condensed consolidated statements of operations. This tax benefit is calculated as the excess of the intrinsic value of options exercised and restricted stock lapsed in excess of compensation recognized for financial reporting purposes. The weighted average remaining contractual terms were 5.6 years and 4.2 years for the outstanding and exercisable stock options, respectively, as of September 30, 2026.

As of  September 30, 2026, there was $110.4 million of total unrecognized compensation costs, exclusive of the impact of vesting upon retirement eligibility, related to nonvested stock-based compensation arrangements granted under our 2021 Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.4 years.

Our U.K. Sharesave Plan offers qualifying employees in the United Kingdom the opportunity to own shares of our common stock. Employees who elect to participate are granted stock options, of which the exercise price is equal to the average of the closing price on the five trading days immediately preceding the plan invitation date discounted by 5%, and enter into a savings contract, the proceeds of which are then used to exercise the options upon the three-year maturity of the savings contract. During the nine months ended September 30, 2026 and 2025 we granted 5,432 and 3,640 stock options under the U.K. Sharesave Plan at a discounted price of $182.15 and $254.10, respectively. As of September 30, 2026, there were 433,430 shares of common stock reserved and available for future issuance under our U.K. Sharesave Plan.

Our ESPP offers eligible employees the opportunity to purchase shares of our common stock at a discount of its fair market value at the time of purchase. During the nine months ended September 30, 2026 and 2025, we issued 18,595 and 13,417 shares of common stock at a weighted discounted price of $170.73 and $271.10 for the ESPP, respectively. As of September 30, 2026, there were 1,123,471 shares of common stock reserved and available for future issuance under our ESPP.

10. Pension and Postretirement Benefits:

We maintain a frozen qualified defined benefit pension plan for certain employees through membership in our Pension Plan for Insurance Organizations (the "Pension Plan"), a multiple-employer trust. We also apply a cash balance formula to determine future benefits. Under the cash balance formula, each participant has an account, which is credited annually based on the interest earned on the previous year-end cash balance. We also have a frozen non-qualified supplemental cash balance plan ("SERP") for certain employees. The SERP is funded from our general assets. During the third quarter of 2026 and as of December 31, 2025, the investment guidelines on our Pension Plan assets targeted an investment allocation of 40% to equity securities and 60% to debt securities. We also provide certain healthcare and life insurance benefits to certain qualifying active and retired employees. Our Postretirement Health and Life Insurance Plan (the "Postretirement Plan"), which has been frozen, is contributory, requiring participants to pay a stated percentage of the premium for coverage.

The components of net periodic (benefit) cost for the three and nine months ended September 30, 2026 and 2025 are summarized below:

	Pension Plan and SERP		Postretirement Plan
	For the Three Months Ended September 30,
	2026	2025	2026	2025
Interest cost	$3.8	$3.7	$0.1	$0.1
Expected return on plan assets	(6.9)	(6.2)	(0.1)	(0.1)
Amortization of prior service cost	—	0.1	—	—
Amortization of net actuarial loss	0.9	0.9	0.1	0.2
Net periodic (benefit) cost	$(2.2)	$(1.5)	$0.1	$0.2
Employer contributions, net	$0.6	$—	$0.2	$0.8

	Pension Plan and SERP		Postretirement Plan
	For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest cost	$11.4	$11.2	$0.1	$0.2
Expected return on plan assets	(20.9)	(18.7)	(0.1)	(0.2)
Amortization of prior service cost	0.3	0.2	—	—
Amortization of net actuarial loss	2.7	2.8	0.3	0.4
Net periodic (benefit) cost	$(6.5)	$(4.5)	$0.3	$0.4
Employer contributions/(reimbursement), net	$1.6	$0.2	$0.6	$(1.9)

11. Segment Reporting:

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our President and CEO is identified as the CODM.

Based on our business strategy along with the verticals we currently service, we have determined that we have one operating segment and one reportable segment, Insurance. The CODM uses EBITDA and consolidated net income to set budgets, evaluate margins, review actual results and in deciding whether to reinvest profits into the business, pursue acquisitions, pay dividends and/or engage in other capital management transactions. Consolidated net income is the U.S. GAAP measure of segment profit that is regularly reviewed by the CODM to allocate resources and assess performance. The CODM does not regularly review or manage any significant expenses on a standalone basis, as such expenses are not separately identifiable or material at the segment level. For the three and nine months ended September 30, 2026, please refer to our accompanying condensed consolidated statements of operations for information regarding revenues, expenses, and the measure of profit and loss, which is net income. The CODM regularly reviews the consolidated statements of operations. See Note 3. Revenues for information on disaggregated revenues by type of service and by country.

Long-lived assets by country are provided below:

	September 30, 2026	December 31, 2025
Long-lived assets:
U.S.	$2,255.0	$2,278.4
U.K.	669.2	659.8
Other countries	469.7	491.9
Total long-lived assets	$3,393.9	$3,430.1

12. Related Parties:

We consider our stockholders that own more than 5.0% of the outstanding stock within the class to be related parties as defined within ASC 850, Related Party Disclosures. For the nine months ended September 30, 2026 and 2025, we had no material transactions with related parties owning more than 5.0% of the entire class of stock.

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

Telematics Litigation

As of  April 19, 2024, various Plaintiffs filed a total of twenty separate putative class action lawsuits, sixteen against General Motors LLC (“GM”), OnStar LLC (“OnStar”), LexisNexis Risk Solutions, Inc. (“LexisNexis”) and Verisk Analytics Inc. in the United States District Courts for the Northern District of Georgia, the Eastern District of Michigan, Central District of California, District of New Jersey, Southern District of New York, Northern District of Alabama, Northern District of Illinois and District of South Carolina, and four against Hyundai Motor America (“Hyundai”) and Verisk in the Central District of California and District of New Jersey, all of which have been dismissed to date. The Complaints generally allege that the auto manufacturer Defendants collected consumers’ driver behavior data through vehicle software, transmitted it to LexisNexis and Verisk, and that LexisNexis and Verisk shared the data with auto insurance companies, without the individuals’ knowledge or consent. Plaintiffs seek certification of both nationwide classes of individuals and subclasses of various state residents who had their vehicle driving data collected by Defendants and shared with a third party without their consent. The Plaintiffs also seek actual, statutory and punitive damages, injunctive relief, as well as reasonable attorneys’ fees and other costs. On  June 7, 2024, the Judicial Panel on Multidistrict Litigation transferred all GM-related lawsuits to the U.S. District Court for the Northern District of Georgia (In Re: Consumer Vehicle Driving Data Tracking Litigation, MDL Case No. 1:24-md-03115-TWT). The matters pending against Verisk in the MDL were voluntarily dismissed on  December 13, 2024, and a new putative class action, Adam Dinitz, et al. v. Verisk Analytics, Inc. (“Dinitz”), was filed in the District of New Jersey federal court, Case No. 24-11157, to include those dismissed matters and additional named Plaintiffs. Dinitz was transferred to the Northern District of Georgia to be part of the consolidated MDL. A related amended Master Consolidated class action Complaint was also filed in the MDL on  December 13, 2024. Defendants filed their motions to dismiss Plaintiffs' claims on  April 14, 2025. On  October 2, 2025, several Plaintiffs brought a lawsuit alleging similar claims against GM, OnStar, LexisNexis, and Verisk in the matter, McBride, et al v. General Motors, et al., in the U.S. District Court, Southern District of California, Case No. 3:25-cv-02619-AJB-MMP. On  October 10, 2025, those Plaintiffs filed a Notice of Potential Tag Along, seeking a transfer of their lawsuit to the MDL proceeding. The transfer Order was finalized on  October 28, 2025. On April 22, 2026, Defendants’ motions to dismiss were granted in part and denied in part. On May 20, 2026, Verisk filed a motion for partial reconsideration of the Court’s ruling on Defendants’ motions to dismiss. Verisk also joined GM and OnStar’s motions for partial reconsideration and clarification in connection with the Court’s decision on Defendants’ motions to dismiss. On September 2, 2026, GM's motion was denied. Discovery has commenced and is ongoing. At this time, it is not possible to reasonably estimate the possible loss related to these and other associated matters, as they are still in their early stages.

Indemnification Claim

In  December 2023, we received a Notice of Indemnification claim from the current owner of our former healthcare data analytics subsidiary, which was divested in 2016, relating to an ongoing tax investigation by the Nepalese tax authorities. Pursuant to the 2016 sale agreement, we are subject to indemnification obligations with respect to certain pre-closing tax liabilities of the divested entity. At this time, it is not possible to reasonably estimate the possible loss related to this matter.

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

Data Privacy Litigation

On or about   February 8, 2024, Plaintiffs filed a lawsuit, Atlas Data Privacy Corp., et al. v. Verisk Analytics, Inc., et al., in the Superior Court of New Jersey, Middlesex County, Case No. MID-L-000903-24, alleging violations of Daniel’s Law. Atlas claims to be an “assignee” of claims of approximately 19,640 individuals who are “covered persons” under Daniel’s Law, allegedly enacted to provide judicial and law enforcement officers and their family members with the right to prevent disclosure of their personal information and to enforce those rights against uncooperative data brokers. It is alleged that Defendants have violated Daniel’s Law by failing to respond and comply with their written request to Defendants to cease publicly disclosing or re-disclosing their protected information. Plaintiffs seek actual damages in the amount of $1,000 per violation under the statute, punitive damages, injunctive relief ordering compliance with Daniel’s Law, permanent injunctive relief, including the appointment of a qualified independent expert to ensure compliance with Daniel’s Law, and reasonable attorney’s fees and costs. On  June 21, 2024, the court issued a “lack of prosecution” warning to Atlas, advising that the case will be dismissed without prejudice if service is not effectuated by  August 20, 2024. The case was dismissed without prejudice on  August 26, 2024. On  October 11, 2024, Plaintiffs served Verisk with the Summons and Complaint, indicating their intent to revise the lawsuit. We filed a motion to dismiss, and alternatively, a request to stay the case pending a ruling on the constitutionality of Daniel's Law by the 3rd Circuit in a separate Atlas lawsuit. The New Jersey Attorney General’s Office moved to intervene and also sought a stay pending a constitutionality decision by the New Jersey Supreme Court in a separate matter. The court issued an Order staying all discovery until further ordered by the court. On  November 4, 2025, Plaintiffs filed an application to classify and consolidate the  pending 111 Daniel’s Law cases into a Multi-County Litigation (“MCL”). On  January 4, 2026, Verisk joined in opposition to the MCL application. On May 1, 2026, the court denied Plaintiffs’ MCL application. On August 14, 2026, the judge presiding over this case issued an order maintaining the stay pending a decision by the 3rd Circuit on the constitutionality of Daniel’s Law. At this time, it is not possible to reasonably estimate the possible loss related to this matter, as the case is still in its early stages.

Trade Secrets Litigation

On  March 14, 2024, JP Morgan Chase Bank (“JPMC”) filed a lawsuit, JPMorgan Chase Bank, National Association v. Argus Information & Advisory Services Inc., Verisk Analytics, Inc. and Trans Union LLC, in the District of Delaware federal court, Case No. 1:24-cv-00348-SB, alleging that Defendants misappropriated JPMC’s trade secret data in violation of federal and state laws. JPMC seeks lost profits, unjust enrichment, a reasonable royalty, exemplary damages, attorney fees and costs, as well as an injunction against Defendants to enjoin any further improper conduct allegedly stemming from Argus’ data use practices. Following a partial denial of our motion to dismiss the initial complaint, JPMC amended its complaint on  September 5, 2025, to add new allegations supporting state law-based trade secrets claims. On  October 17, 2025, we filed a motion to dismiss the amended complaint. On August 17, 2026, the Court dismissed JPMC’s state law claims, leaving only the federal trade secrets claim. Fact discovery and witness depositions have been completed. Expert witness discovery is ongoing. At this time, it is not possible to reasonably estimate the possible loss related to this matter, as the case is still in its early stages.

Mergers and Acquisitions Litigation

On July 29, 2025, Verisk Analytics, Inc. and ExactLogix, Inc. (d/b/a “AccuLynx”) signed an Agreement and Plan of Merger for a transaction under which Verisk would acquire AccuLynx. On December 26, 2025, Verisk attempted to terminate the Agreement. On that same day, AccuLynx sent a letter to Verisk alleging that the attempted termination was a breach of the Agreement. Thereafter, on January 3, 2026, AccuLynx sent a demand letter seeking Verisk’s compliance with the terms of the Agreement or payment in lieu thereof. Verisk filed a declaratory judgment action on January 7, 2026 in the Delaware Court of Chancery, asking the court to determine that Verisk’s termination of the Agreement was valid and effective in accordance with the terms of the Agreement. On January 21, 2026, AccuLynx filed counterclaims alleging that Verisk breached the Merger Agreement. On January 30, 2026, the Delaware Chancery Court granted AccuLynx’s motion to expedite the litigation. Trial was held from June 23 to 26, 2026. On August 7, 2026, the Court found in favor of AccuLynx concluding that Verisk breached the Merger Agreement and ordering specific performance. On August 14, 2026, the Court entered a final order requiring Verisk to specifically perform under the Merger Agreement, including by using commercially reasonable efforts to obtain clearance from the Federal Trade Commission to consummate the transactions contemplated by the Merger Agreement, and to pay $3.8 million in direct costs, plus pre-and post-judgement interest thereon to AccuLynx. Verisk appealed the decision to the Delaware Supreme Court, which, on October 23, 2026, affirmed the judgement of the Delaware Chancery Court.

14. Subsequent Events:

On November 2, 2026, our Board of Directors approved a cash dividend of $0.50 per share of common stock issued and outstanding, payable on December 31, 2026, to holders of record as of December 15, 2026.

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

EBITDA growth. We use EBITDA growth as a measure of our ability to balance the size of revenue growth with cost management and investing for future growth. EBITDA growth allows for greater transparency regarding our operating performance and facilitates period-to-period comparison.

EBITDA margin. We use EBITDA margin as a performance measure to assess segment performance and scalability of our business. We assess EBITDA margin based on our ability to increase revenues while controlling expense growth.

Revenues

We earn revenues through agreements for hosted subscriptions, advisory/consulting services, and for transactional solutions, recurring and non-recurring. Subscriptions for our solutions are generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year and automatically renewed each year. As a result, the timing of our cash flows generally precedes our recognition of revenues and income and our cash flow from operations tends to be higher in the first quarter as we receive subscription payments. Examples of these arrangements include subscriptions that allow our customers to access our standardized coverage language, our claims fraud database, or our actuarial services throughout the subscription period. In general, we experience minimal revenue seasonality within the business. For the nine months ended September 30, 2026 and 2025, approximately 84% and 83% of our insurance revenues were derived from hosted subscriptions through agreements (generally one to five years) for our solutions, respectively.

We also provide advisory/consulting services, which help our customers get more value out of our analytics and their subscriptions. In addition, certain of our solutions are paid for by our customers on a transactional basis, recurring and non-recurring. For example, we have solutions that allow our customers to access property-specific rating and underwriting information to price a policy on a commercial building, or compare a property & casualty insurance or a workers' compensation claim with information in our databases, or use our repair cost estimation solutions on a case-by-case basis. For the nine months ended September 30, 2026 and 2025, approximately 16% and 17% of our insurance revenues were derived from providing transactional and advisory/consulting solutions, respectively.

Operating Costs and Expenses

Personnel expenses are the major component of both our cost of revenues and selling, general and administrative expenses. Personnel expenses, which represented approximately 55% and 56% of our total operating expenses for the nine months ended September 30, 2026 and 2025, respectively, include salaries, benefits, incentive compensation, equity compensation costs, sales commissions, employment taxes, recruiting costs, and outsourced temporary agency costs.

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

Condensed Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2026	2025	Change	2026	2025	Change
	(in millions, except for share and per share data)
Statement of operations data:
Total revenues	$809.0	$768.3	5.3%	$2,397.9	$2,293.9	4.5%
Operating expenses:
Cost of revenues (exclusive of items shown separately below)	242.0	229.5	5.4%	712.0	689.8	3.2%
Selling, general and administrative	117.8	110.6	6.5%	355.9	326.0	9.2%
Depreciation and amortization of fixed assets	69.5	64.0	8.6%	205.7	197.4	4.2%
Amortization of intangible assets	14.4	18.3	(21.3)%	43.1	50.4	(14.5)%
Total operating expenses, net	443.7	422.4	5.0%	1,316.7	1,263.6	4.2%
Operating income	365.3	345.9	5.6%	1,081.2	1,030.3	4.9%
Other expense:
Investment (loss) gain	(17.5)	(1.6)	993.8%	(25.5)	10.1	(352.5)%
Interest expense, net	(53.0)	(42.2)	25.6%	(149.0)	(114.0)	30.7%
Total other expense, net	(70.5)	(43.8)	61.0%	(174.5)	(103.9)	67.9%
Income before income taxes	294.8	302.1	(2.4)%	906.7	926.4	(2.1)%
Provision for income taxes	(75.6)	(76.6)	(1.3)%	(224.7)	(215.3)	4.4%
Net income	$219.2	$225.5	(2.8)%	$682.0	$711.1	(4.1)%
Basic net income per share attributable to Verisk	$1.70	$1.62	4.9%	$5.18	$5.08	2.0%
Diluted net income per share attributable to Verisk	$1.70	$1.61	5.6%	$5.18	$5.06	2.4%
Cash dividends declared per share	$0.50	$0.45	11.1%	$1.50	$1.35	11.1%
Weighted average shares outstanding:
Basic	129,131,949	139,509,985	(7.4)%	131,638,192	139,874,142	(5.9)%
Diluted	129,226,568	139,941,935	(7.7)%	131,766,559	140,407,010	(6.2)%

The financial operating data below sets forth the information we believe is useful for investors in evaluating our overall financial performance:
Other data:
EBITDA(1)	$431.7	$426.6	1.2%	$1,304.5	$1,288.2	1.3%
The following is a reconciliation of net income to EBITDA:
Net income	$219.2	$225.5	(2.8)%	$682.0	$711.1	(4.1)%
Depreciation and amortization of fixed assets and intangible assets	83.9	82.3	1.9%	248.8	247.8	0.4%
Interest expense, net	53.0	42.2	25.6%	149.0	114.0	30.7%
Provision for income taxes	75.6	76.6	(1.3)%	224.7	215.3	4.4%
EBITDA	$431.7	$426.6	1.2%	$1,304.5	$1,288.2	1.3%
EBITDA Margin	53.4%	55.5%		54.4%	56.2%

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

Consolidated Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenues

Our revenue by category for the periods presented is set forth below:

	Three Months Ended September 30,			Percentage change excluding
	2026	2025	Percentage change	recent acquisitions/disposition
	(in millions)
Underwriting	$568.0	$542.1	4.8%	7.6%
Claims	241.0	226.2	6.6%	6.6%
Total Insurance	$809.0	$768.3	5.3%	7.3%

Revenues were $809.0 million for the three months ended September 30, 2026, compared to $768.3 million for the three months ended September 30, 2025, an increase of $40.7 million or 5.3%. Our underwriting revenue increased $25.9 million or 4.8%. Our claims revenue increased $14.8 million or 6.6%. Our acquisitions (SuranceBay and McKenzie Intelligence Services within the underwriting category of our Insurance segment) and disposition (Verisk Marketing Solutions ("VMS") within the underwriting category of our Insurance segment) resulted in a net decrease in revenue of $14.0 million, while the remaining Insurance revenues increased $54.7 million or 7.3%. Our underwriting revenue increased $39.8 million or 7.6%, primarily due to an annual increase in prices derived from continued enhancements to the models and content of the solutions within our forms, rules and loss cost services, as well as selling expanded solutions to new and existing customers within catastrophe and risk solutions. Our claims revenue increased $14.9 million or 6.6%, primarily due to strong price realization and adoption of new innovations in anti-fraud analytics, as well as growth in property and restoration solutions.

Cost of Revenues

Cost of revenues was $242.0 million for the three months ended September 30, 2026 compared to $229.5 million for the three months ended September 30, 2025, an increase of $12.5 million or 5.4%. Our recent acquisitions and disposition accounted for a net decrease of $5.8 million in cost of revenues. The remaining increase of $18.3 million or 8.3% was primarily due to increases in salaries and employee benefits, and information technology expenses, partially offset by a reduction in rent expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $117.8 million for the three months ended September 30, 2026 compared to $110.6 million for the three months ended September 30, 2025, an increase of $7.2 million or 6.5%. Our recent acquisitions, disposition, and AccuLynx-related costs accounted for a net increase of $3.6 million in selling, general, and administrative expenses. The remaining increase of $3.6 million or 3.5% was primarily due to an increase in salaries and employee benefits, and insurance expense, partially offset by a reduction in professional consulting fees.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $69.5 million for the three months ended September 30, 2026 compared to $64.0 million for the three months ended September 30, 2025, an increase of $5.5 million or 8.6%. The increase was primarily due to internally developed software projects that were completed and placed into service, partially offset by lower depreciation resulting from the disposition of VMS.

Amortization of Intangible Assets

Amortization of intangible assets was $14.4 million for the three months ended September 30, 2026 compared to $18.3 million for the three months ended September 30, 2025, respectively, a decrease of $3.9 million or 21.3%. The decrease was primarily due to the disposition of VMS and certain intangible assets becoming fully amortized.

Investment Loss

Investment loss was $17.5 million for the three months ended September 30, 2026 compared to a loss of $1.6 million for the three months ended September 30, 2025, a change of $15.9 million. The loss for the three months ended September 30, 2026 was primarily driven by a $16.7 million loss on cost-based investments and the effects of foreign currency fluctuations.

Interest Expense, net

Interest expense, net was $53.0 million for the three months ended September 30, 2026 compared to $42.2 million for the three months ended September 30, 2025, an increase of $10.8 million or 25.6%. The increase was primarily driven by higher interest expense related to the issuance of our 2031 and 2036 Senior Notes in February 2026, interest incurred on our Term Loan Facility, and lower interest income compared to the prior-year period.

Provision for Income Taxes

The provision for income taxes was $75.6 million and the effective tax rate was 25.7% for the three months ended September 30, 2026, compared to $76.6 million and 25.3% for the three months ended September 30, 2025, respectively. The increase in the effective tax rate was primarily due to the loss on cost-based investments for which limited tax benefit was recognized in the current period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin

Net income was $219.2 million for the three months ended September 30, 2026 compared to $225.5 million for the three months ended September 30, 2025, a decrease of $6.3 million or 2.8%. The net income margin was 27.1% for the three months ended September 30, 2026 compared to 29.3% for the three months ended September 30, 2025. The decrease in net income margin was primarily driven by the increases in our investment losses and net interest expense, as well as the AccuLynx-related costs discussed above.

EBITDA Margin [1]

EBITDA was $431.7 million for the three months ended September 30, 2026 compared to $426.6 million for the three months ended September 30, 2025. The EBITDA margin for our consolidated results was 53.4% for the three months ended September 30, 2026 compared to 55.5% for the three months ended September 30, 2025. The decrease in EBITDA margin was primarily attributable to costs incurred in connection with the AccuLynx transaction and the above-mentioned loss on cost-based investments, partially offset by revenue growth and continued cost discipline across our business.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented on page 26.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenues

Our revenue by category for the periods presented is set forth below:

	Nine Months Ended September 30,			Percentage change excluding
	2026	2025	Percentage change	recent acquisitions/disposition
	(in millions)
Underwriting	$1,689.2	$1,623.7	4.0%	6.5%
Claims	708.7	670.2	5.8%	5.8%
Total Insurance	$2,397.9	$2,293.9	4.5%	6.2%

Revenues were $2,397.9 million for the nine months ended September 30, 2026, compared to $2,293.9 million for the nine months ended September 30, 2025, an increase of $104.0 million or 4.5%. Our underwriting revenue increased $65.5 million or 4.0%. Our claims revenue increased $38.5 million or 5.8%. Our acquisitions (Simplitium, SuranceBay and McKenzie Intelligence Services within the underwriting category of our Insurance segment) and disposition (VMS within the underwriting category of our Insurance segment) resulted in a net decrease in revenue of $35.8 million, while the remaining Insurance revenues increased $139.8 million or 6.2%. Our underwriting revenue increased $101.2 million or 6.5%, primarily due to an annual increase in prices derived from continued enhancements to the models and content of the solutions within our forms, rules and loss cost services, as well as selling expanded solutions to new and existing customers within catastrophe and risk solutions. Our claims revenue increased $38.6 million or 5.8%, primarily due to strong price realization and adoption of new innovations in anti-fraud analytics, as well as growth in property and restoration solutions.

Cost of Revenues

Cost of revenues was $712.0 million for the nine months ended September 30, 2026 compared to $689.8 million for the nine months ended September 30, 2025, an increase of $22.2 million or 3.2%. Our recent acquisitions and disposition accounted for a net decrease of $16.5 million in cost of revenues. The remaining increase of $38.7 million or 5.8% was primarily due to increases in salaries and employee benefits, and information technology expense, partially offset by a reduction in rent expense and professional consulting fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $355.9 million for the nine months ended September 30, 2026 compared to $326.0 million for the nine months ended September 30, 2025, an increase of $29.9 million or 9.2%. Our recent acquisitions, disposition, and AccuLynx-related costs accounted for a net increase of $16.9 million in selling, general, and administrative expenses. The remaining increase of $13.0 million or 4.2% was primarily due to higher salaries and employee benefit expenses, and insurance expense.

Depreciation and Amortization of Fixed Assets

Depreciation and amortization of fixed assets were $205.7 million for the nine months ended September 30, 2026 compared to $197.4 million for the nine months ended September 30, 2025, an increase of $8.3 million or 4.2%. The increase was primarily due to internally developed software projects that were completed and placed into service.

Amortization of Intangible Assets

Amortization of intangible assets was $43.1 million and $50.4 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $7.3 million or 14.5%. The decrease was primarily due to the disposition of VMS and certain intangible assets becoming fully amortized, partially offset by an increase in amortization expense associated with our recent acquisitions.

Investment (Loss) Gain

Investment loss was $25.5 million for the nine months ended September 30, 2026 compared to a gain of $10.1 million for the nine months ended September 30, 2025, a change of $35.6 million. The loss for the nine months ended September 30, 2026 was primarily driven by losses from equity method investments and cost-based investments, while the gain in the prior year period was primarily due to the effects of foreign currency fluctuations.

Interest Expense, net

Interest expense, net was $149.0 million for the nine months ended September 30, 2026 compared to $114.0 million for the nine months ended September 30, 2025, an increase of $35.0 million or 30.7%. The increase was primarily driven by higher interest expense related to the issuance of our 2031 and 2036 Senior Notes in February 2026, interest incurred on our Term Loan Facility, accelerated interest payments associated with the special mandatory redemption of the 4.500% 2030 Senior Notes and 5.125% 2036 Senior Notes, and lower interest income compared to the prior-year period.

Provision for Income Taxes

The provision for income taxes was $224.7 million and the effective tax rate was 24.8% for the nine months ended September 30, 2026, compared to $215.3 million and 23.2% for the nine months ended September 30, 2025, respectively. The increase in the effective tax rate was primarily due to lower tax benefits from equity compensation in the current period versus the prior period as well the loss on cost-based investments for which limited tax benefit was recognized in the current period. The difference between statutory tax rates and our effective tax rate is primarily due to state and local taxes, partially offset by tax benefits attributable to equity compensation.

Net Income Margin

Net income was $682.0 million for the nine months ended September 30, 2026 compared to $711.1 million for the nine months ended September 30, 2025, a decrease of $29.1 million or 4.1%. The net income margin was 28.4% for the nine months ended September 30, 2026 compared to 31.0% for the nine months ended September 30, 2025. The decrease in net income margin was primarily driven by the increases in our investment losses and net interest expense, as well as the AccuLynx-related costs discussed above.

EBITDA Margin [1]

EBITDA was $1,304.5 million for the nine months ended September 30, 2026 compared to $1,288.2 million for the nine months ended September 30, 2025. The EBITDA margin for our consolidated results was 54.4% for the nine months ended September 30, 2026 compared to 56.2% for the nine months ended September 30, 2025. The decrease in EBITDA margin was primarily attributable to costs incurred in connection with the AccuLynx transaction and the above-mentioned investment losses, partially offset by revenue growth and continued cost discipline across our business.

[1] Note: Consolidated EBITDA margin, a non-GAAP measure, is calculated as a percentage of consolidated revenue. A reconciliation from net income to EBITDA is presented on page 26.

Liquidity and Capital Resources

As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents and available-for-sale securities totaling $557.4 million and $2,178.9 million, respectively. We maintain our cash and cash equivalents in higher credit quality financial institutions in order to limit the amount of credit exposure. As of September 30, 2026 and December 31, 2025, a vast majority of our domestic cash and cash equivalents is with TD Bank, N.A., JPMorgan Chase N.A., and Northern Trust Corporation. Subscriptions for our solutions are billed and generally paid in advance of rendering services either quarterly or in full upon commencement of the subscription period, which is usually for one year. Subscriptions are automatically renewed at the beginning of each calendar year. We have historically generated significant cash flows from operations. As a result of this factor, as well as the availability of funds under our Syndicated Revolving Credit Facility, we expect that we will have sufficient cash to meet our working capital and capital expenditure needs and to fuel our future growth plans.

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

We have also historically used a portion of our cash for repurchases of our common stock from our stockholders. During the nine months ended September 30, 2026 and 2025, we repurchased $1,927.1 million and $400.2 million, respectively, of our common stock. The repurchase of our common stock was funded using cash from operations and proceeds from our Syndicated Revolving Credit Facility and Term Loan Facility. For the nine months ended September 30, 2026 and 2025, we also paid dividends of $195.0 million and $188.6 million, respectively.

Financing and Financing Capacity

We had total debt, excluding finance lease liabilities, unamortized discounts and premium, and debt issuance costs of $4,500.0 million and $4,750.0 million at September 30, 2026 and December 31, 2025, respectively, and we were in compliance with our financial and other covenants. The debt at September 30, 2026, primarily consists of senior notes issued in 2026, 2025, 2024, 2023, 2020, 2019, and 2015. Interest on the senior notes is payable semi-annually each year. The unamortized discount and debt issuance costs were recorded as "Short-term debt and current portion of long-term debt" and "Long-term debt" in the accompanying consolidated balance sheets, and will be amortized to "Interest expense" in the accompanying consolidated statements of operations within this Form 10-Q over the life of the respective senior notes. The indenture governing the senior notes restricts our ability to, among other things, create certain liens, enter into sale/leaseback transactions, and consolidate with, sell, lease, convey, or otherwise transfer all or substantially all of our assets, or merge with or into, any other person or entity. We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding notes, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. See Note 7. Debt for additional information on our financing activities.

We have a syndicated revolving credit facility ("Syndicated Revolving Credit Facility") with a borrowing capacity of $1,250.0 million with Bank of America N.A., HSBC Bank USA, N.A., The Toronto-Dominion Bank, N.A., Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Morgan Stanley Bank, N.A., Royal Bank of Canada, and The Northern Trust Company. The Syndicated Revolving Credit Facility may be used for general corporate purposes, including working capital needs and capital expenditures, acquisitions, dividend payments, and the share repurchase program (the "Repurchase Program"). As of September 30, 2026, we were in compliance with all financial and other debt covenants under our Syndicated Revolving Credit Facility. During the first quarter, we drew $750.0 million under our Syndicated Revolving Credit Facility for share repurchases under the accelerated share repurchase agreements, general corporate purposes, and to pay related fees and expenses, and subsequently repaid the full amount prior to the end of the first quarter. As of September 30, 2026 and December 31, 2025, the available capacity under the Syndicated Revolving Credit Facility was $1,245.1 million and $1,245.4 million, which takes into account outstanding letters of credit of $4.9 million and $4.6 million, respectively.

On February 18, 2026, we entered into a term loan credit agreement (the “Term Loan Facility”) with Wells Fargo Bank, National Association. The Term Loan Facility provides for a 364-day senior unsecured delayed draw term loan facility in an aggregate committed principal amount of $500.0 million and carries an interest rate of SOFR plus 95 basis points or a base rate. The financial covenants require that, at the end of any fiscal quarter, we have a consolidated interest coverage ratio of not less than 3.00 to 1.00, and a maximum consolidated funded debt leverage ratio of not greater than 3.75 to 1.00. At our election, the maximum consolidated funded debt leverage ratio could be permitted to increase to 4.50 to 1.00 (no more than once) and to 4.25 to 1.00 (no more than once) in connection with the closing of a permitted acquisition. Proceeds of the Term Loan Facility, together with the $750.0 million borrowed under the Company's existing Syndicated Revolving Credit Facility, were used to finance share repurchases under the accelerated share repurchase agreements, to fund general corporate purposes, and to pay related fees and expenses. As of September 30, 2026, we had $250.0 million outstanding under the Term Loan Facility.

Cash Flow

The following table summarizes our cash flow data:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Percentage change	2026	2025	Percentage change
	(in millions)			(in millions)
Net cash provided by operating activities	$267.2	$403.5	(33.8)%	$1,023.6	$1,092.7	(6.3)%
Net cash used in investing activities	$(92.2)	$(234.5)	(60.7)%	$(224.7)	$(372.9)	(39.7)%
Net cash (used in) provided by financing activities	$(169.2)	$1,305.3	(113.0)%	$(2,416.1)	$1,079.6	(323.8)%

Operating Activities

Net cash provided by operating activities was $267.2 million for the three months ended September 30, 2026, compared to $403.5 million for the three months ended September 30, 2025, a decrease of $136.3 million, or 33.8%. The decrease in operating cash flow was primarily due to higher cash tax payments, increased interest payments, as well as unfavorable working capital movements related to the timing of cash collections.

Net cash provided by operating activities was $1,023.6 million for the nine months ended September 30, 2026, compared to $1,092.7 million for the nine months ended September 30, 2025, a decrease of $69.1 million, or 6.3%. The decrease in operating cash flow was primarily due to a tax refund received in the first quarter of the prior year that did not recur in the current year and higher interest payments due to the issuance of senior notes in the first and third quarter of the prior year.

Investing Activities

Net cash used in investing activities was $92.2 million for the three months ended September 30, 2026, compared to $234.5 million for the three months ended September 30, 2025, a decrease of $142.3 million, or 60.7%. The decrease in investing cash outflows was primarily due to lower acquisition activity and lower investments in nonpublic companies compared to the prior year.

Net cash used in investing activities was $224.7 million for the nine months ended September 30, 2026, compared to $372.9 million for the nine months ended September 30, 2025, a decrease of $148.2 million, or 39.7%. The decrease in investing cash outflows was primarily due to lower acquisition activity and lower investments in nonpublic companies compared to the prior year, partially offset by higher capital expenditures.

Financing Activities

Net cash used in financing activities was $169.2 million for the three months ended September 30, 2026, compared to $1,305.3 million of net cash provided by financing activities for the three months ended September 30, 2025, a change of $1,474.5 million, or 113.0%. The change in financing activity was primarily due to proceeds from short-term debt of $1,497.9 million in the prior year, partially offset by payment of debt issuance costs of $19.2 million in the prior year.

Net cash used in financing activities was $2,416.1 million for the nine months ended September 30, 2026, compared to $1,079.6 million of net cash provided by financing activities for the nine months ended September 30, 2025, a change of $3,495.7 million, or 323.8%. The change in financing activity was primarily due to an increase of $1,526.9 million of common stock repurchases. Additionally, there was a net repayment of debt of $266.0 million in the nine months ended September 30, 2026, compared to net debt proceeds of $1,696.2 million in the nine months ended September 30, 2025.

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

Market risks at September 30, 2026 have not materially changed from those discussed under Item 7A in our 2025 10-K dated and filed with the Securities and Exchange Commission on February 18, 2026.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to legal proceedings with respect to a variety of matters in the ordinary course of business. See Part I Item 1. Note 13. Commitments and Contingencies, to our condensed consolidated financial statements for the nine months ended September 30, 2026 for a description of our significant current legal proceedings.

Item 1A.	Risk Factors

There has been no material change in the information provided under the heading “Risk Factors” in our annual report on our 2025 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not have any unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Under the Repurchase Program, we may repurchase stock in the market or as otherwise determined by us. These authorizations have no expiration dates and may be suspended or terminated at any time. On February 13, 2026, our Board of Directors approved to increase the total share repurchase authorization to $2.5 billion, inclusive of the then-remaining authorization. As of September 30, 2026, we had $700.0 million in remaining authorization available to repurchase shares. Our share repurchases for the quarter ended September 30, 2026 are set forth below:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
					(in millions)
July 1, 2026 through July 31, 2026	1,390,498	(1)	$182.29	1,390,498	$800.0
August 1, 2026 through August 31, 2026	—		$—	—	$800.0
September 1, 2026 through September 30, 2026	582,275	(2)	$171.74	582,275	$700.0
	1,972,773			1,972,773

(1)

Upon the final settlements of the February ASR Agreements and June ASR Agreements in July 2026, we received 1,271,417 and 119,081 additional shares, respectively, as determined based on the volume-weighted average share price of our common stock, less a discount, of $181.65 and $187.22 per share during the terms of the February ASR Agreements and June ASR Agreements, respectively.

(2)	In September 2026, we entered into the September ASR Agreement to repurchase shares of our common stock for an aggregate purchase price of $100.0 million with Royal Bank of Canada. Upon the payment of the aggregate purchase price on September 14, 2026, we received an initial delivery of 454,030 shares of our common stock at an initial price of $176.20 per share. Upon the final settlement of the September ASR Agreement on September 29, 2026, we received 128,245 additional shares, as determined based on the volume-weighted average share price of our common stock, less a discount, of $171.74 per share during the term of the September ASR Agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2026, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K):

●

Bruce Hansen, Independent Chair of the Board of Directors, adopted a new trading plan on July 31, 2026 (with the first trade under the new plan scheduled for a date on or after January 15, 2027). The trading plan will be effective until March 31, 2027, to sell up to 5,103 shares of common stock.

●	Kathlyn Card Beckles, Executive Vice President and Chief Legal Officer, adopted a new trading plan on July 31, 2026 (with the first trade under the new plan scheduled for a date on or after January 20, 2027). The trading plan will be effective until April 1, 2027, to sell up to 4,919 shares of common stock.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) adopted, modified or terminated during the fiscal quarter ended September 30, 2026 by Section 16 officers and directors. Each of the Rule 10b5-1 trading arrangements is in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

Verisk Analytics, Inc.
(Registrant)

Date: November 5, 2026	By:	/s/ Elizabeth D. Mann
Elizabeth D. Mann
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)